Form 10-Q
period 1998-06-30
KING PHARMACEUTICALS INC
filed 1998-08-14
CIK 1047699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For The Quarterly Period Ended June 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 --------      --------

                           Commission File No. 0-24425

                           KING PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        TENNESSEE                                        54-1684963
 (State or other jurisdiction                         (I.R.S. EMPLOYER
 of Incorporation or organization)                    IDENTIFICATION NO.)




             501 FIFTH STREET
               Bristol, TN                                        37620
     (Address of principal executive offices)                   (Zip Code)




       Registrant's telephone number, including area code: (423) 989-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   X
    ----       ----

                           Class             Outstanding Shares at July 30, 1998
                           -----             -----------------------------------
                           Common                        32,104,730

                           KING PHARMACEUTICALS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997                          2

Condensed Consolidated Statements of Operations for the Three Months
and Six Months ended June 30, 1998 and 1997                                                              3


Condensed Consolidated Statements of Cash Flows for the Six Months ended
June 30, 1998 and 1997                                                                                   4

Notes to Condensed Consolidated Financial Statements                                                   5-9


Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                       10-15


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                                              16
Item 2:  Changes in Securities and Use of Proceeds                                                      16
Item 6:  Exhibits and Reports on Form 8-K                                                               17

Signatures                                                                                              18

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)



                                                                            June 30,           December 31,
ASSETS                                                                       1998                  1997
                                                                           ---------           ------------
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                               $  45,493            $      69
   Accounts receivable, net                                                   25,408                8,561
   Inventory, net                                                             32,904               10,850
   Deferred income taxes                                                       2,013                2,013
   Prepaid expenses and other assets                                           1,320                1,319
                                                                           ---------            ---------
         Total current assets                                                107,138               22,812
                                                                           ---------            ---------
Property, plant and equipment, net                                            90,803               17,170
Intangible assets, net                                                       120,596               62,783
Other assets                                                                   7,114                2,098
                                                                           ---------            ---------
         Total assets                                                      $ 325,651            $ 104,863
                                                                           =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                           $     122            $     916
   Current portion of long-term debt                                          12,836                8,084
   Accounts payable                                                           23,105                5,871
   Accrued expenses                                                           13,482                6,503
   Income taxes payable                                                        5,995                1,862
                                                                           ---------            ---------
         Total current liabilities                                            55,540               23,236
                                                                           ---------            ---------
Long-term debt                                                               177,724               48,289
Deferred income taxes                                                          2,762                4,004
                                                                           ---------            ---------
         Total liabilities                                                   236,026               75,529
                                                                           ---------            ---------
Shareholders' equity:
    Common shares no par value, 150,000,000 shares authorized,
        32,000,000 and 28,000,000 shares issued and outstanding,
        respectively                                                          65,208               16,455
    Retained earnings                                                         25,013               14,550
    Due from related party                                                      (696)              (1,671)
                                                                           ---------            ---------
         Total shareholders' equity                                           89,625               29,334
                                                                           ---------            ---------
         Total liabilities and shareholders' equity                        $ 325,651            $ 104,863
                                                                           =========            =========






                             See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)



                                                                 Three Months Ended             Six Months Ended
                                                                      June 30,                       June 30,
                                                                 1998         1997             1998          1997
                                                               --------     ---------       ---------      ---------
                                                                     (Unaudited)                   (Unaudited)
REVENUES:
   Net sales                                                   $ 37,639       $ 12,066       $ 59,958         21,082
   Development revenues                                           2,625            -0-          5,283            -0-
                  Total revenues                                 40,264         12,066         65,241         21,082
OPERATING COSTS AND EXPENSES:
   Cost of sales                                                 14,048          3,153         21,412          5,788
   Selling, general and administrative                            8,581          4,352         15,413          8,405
   Depreciation and amortization                                  2,823            650          3,914          1,072
                                                               --------       --------       --------       --------
                  Total operating costs and expenses             26,452          8,155         40,739         15,265
                                                               --------       --------       --------       --------

OPERATING INCOME                                                 14,812          3,911         24,502          5,817
OTHER (EXPENSES) INCOME:
   Interest expense                                              (4,447)          (722)        (7,150)        (1,166)
   Interest income                                                   40            -0-             55             60
   Other                                                             16            (26)            25            (56)
                                                               --------       --------       --------       --------
                  Total other (expenses)                         (4,391)          (748)        (7,070)        (1,162)
                                                               --------       --------       --------       --------
INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                             10,421          3,163         17,432          4,655
   Income tax expense                                             4,033          1,179          6,683          1,749
                                                               --------       --------       --------       --------
INCOME BEFORE EXTRAORDINARY ITEM                                  6,388          1,984         10,749          2,906
Extraordinary item net of income taxes                              -0-            -0-           (286)           -0-
                                                               --------       --------       --------       --------
NET INCOME                                                     $  6,388       $  1,984       $ 10,463       $  2,906
                                                               ========       ========       ========       ========

  Basic and diluted income per common share:
      Income before extraordinary item                         $   0.23       $   0.07       $   0.38       $   0.12
      Extraordinary item                                            -0-            -0-          (0.01)           -0-
                                                               --------       --------       --------       --------
      Net income                                               $   0.23       $   0.07       $   0.37       $   0.12
                                                               ========       ========       ========       ========











                             See accompanying notes

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)


                                                                                            For the Six
                                                                                           Months Ended
                                                                                             June 30,
                                                                                         1998         1997
                                                                                   -------------------------
                                                                                     (Unaudited)
Net cash provided by (used in) operating activities:                               $    (381)      $   4,229
                                                                                   -------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                               (75,502)           (496)
   Purchases of intangible assets                                                    (56,559)        (30,361)
   Other                                                                                  13             203
                                                                                   -------------------------
       Net cash used in investing activities                                        (132,048)        (30,654)
                                                                                   -------------------------

Cash flows from financing activities:
   Proceeds from revolving line of credit                                             17,139           8,856
   Payments on revolving line of credit                                              (17,291)         (7,160)
   Book overdraft                                                                          -             744
   Payments due from related party                                                     1.075               -
   Payments on shareholders' notes receivable                                              -           1,074
   Proceeds from short-term debt                                                           -             185
   Payments on short-term debt                                                          (238)           (105)
   Proceeds from long-term debt and capital lease obligations                        175,509          15,750
   Payments on long-term debt and capital lease obligations                          (42,066)         (1,575)
   Debt issuance costs                                                                (7,335)              -
   Proceeds from issuance of common stock, net                                        51,059           7,246
                                                                                   -------------------------
       Net cash provided by financing activities                                     177,853          25,033
                                                                                   -------------------------
Increase (decrease) in cash and cash equivalents                                      45,424          (1,392)
Cash and cash equivalents, beginning of the period                                        69           1,392
                                                                                   -------------------------
Cash and cash equivalents, end of the period                                       $  45,493       $       -
                                                                                   =========================

Supplemental cash flow information:

As of June 30, 1998 $1,596 of expenses relating to the initial public offering are included in accrued expenses.










                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Registration Statement on Form S-1 declared effective on June 25, 1998.


NOTE 2. NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise issued to shareholders. Segment disclosures will also be required in interim financial statements beginning in the second year of application. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosure will be required.

On June 15, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a significant effect on the Company's results of operations or its financial position.

NOTE 3.  INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in computing income per share:


                                             Three months ended             Six months ended
                                                 June 30,                       June 30,
Basic and diluted income per share          1998          1997             1998         1997
                                          -----------------------------------------------------

Net income............................     $ 6,388       $ 1,984         $ 10,463      $  2,906

Weighted average shares ..............  28,220,000    28,000,000       28,110,000    24,464,000
                                        ----------    ----------       ----------    ----------
Basic and diluted income per share....     $  0.23       $  0.07         $   0.37      $   0.12
                                        ==========    ==========       ==========    ==========

NOTE 4.  INVENTORY

Inventory consists of the following:


                                                             June 30,        December 31,
                                                               1998              1997
                                                        ----------------------------------
                                                           (Unaudited)
Finished goods..........................................   $    15,517          $  7,568
Work-in-process.........................................         9,736               494
Raw materials...........................................         7,651             2,788
                                                        ----------------------------------
                                                           $    32,904          $ 10,850
                                                        ==================================


NOTE 5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:


                                                              June 30,      December 31,
                                                                1998            1997
                                                        --------------------------------
                                                             (Unaudited)
Land.................................................      $   3,949           $    319
Building and improvements............................         54,137             13,563
Machinery and equipment..............................         32,095              5,766
Construction in progress.............................          5,537                585
                                                        --------------------------------
                                                              95,718             20,233
Less accumulated depreciation........................         (4,915)            (3,063)
                                                        --------------------------------
                                                           $  90,803           $ 17,170
                                                        ================================


NOTE 6.  ACQUISITIONS/INTANGIBLE ASSETS

On February 27, 1998 the Company acquired the rights, titles and interest to certain product lines, and production facilities, and assumed manufacturing contracts for third parties from Warner-Lambert Company (the "Sterile Products Acquisition"). The purchase price of $127,913, including assumed liabilities of $2,913, was allocated to real estate and equipment based on fair values ($44,130 and $28,914, respectively) with the residual ($54,869) being allocated to intangible assets and is being amortized over 5 to 40 years and 25 years, respectively. The purchase price was financed under the Company's new Credit Agreement (Note 9).

On June 30, 1998 the Company acquired the Menest(R) product line from SmithKline Beecham Corporation ("SKB") for $5.0 million.

The following unaudited pro forma summary presents the financial information as if the acquisitions, including the Sterile Products Acquisition, had occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1997, nor is it indicative of future results.



                                                                             SIX MONTHS                   SIX MONTHS
                                                                          ENDED JUNE 30, 1998          ENDED JUNE 30, 1997
Net revenues.............................................................      $ 76,085                     $ 61,999
                                                                               ========                     ========
Net income...............................................................        11,434                        3,875
                                                                               ========                     ========
Net income per common share..............................................      $   0.41                     $  0 .15
                                                                               ========                     ========

Intangible assets are as follows:


                                                            June 30,        December, 31
                                                              1998              1997
                                                        ----------------------------------
                                                           (Unaudited)
Septra(R), Proloprim(R), Mantadil(R), Kemadrin(R) ....      $      15,425   $       15,425
Cortisporin(R)........................................             23,694           23,694
Sterile Products......................................             54,509                -
Neosporin(R)..........................................              5,876            5,876
Viroptic(R)...........................................              5,229            5,229
Nucofed(R)/Quibron(R).................................              7,301            7,301
Polysporin(R).........................................              3,783            3,783
Menest(R).............................................              5,000                -
Other.................................................              3,377            3,017
                                                        ----------------------------------
                                                                  124,194           64,325
Less accumulated amortization.........................             (3,598)          (1,542)
                                                        ----------------------------------
                                                            $     120,596   $       62,783
                                                        ==================================

NOTE 7.  CONTINGENCIES

Except as described below, the Company has not been a party to litigation or other legal proceedings.

Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in 28 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug phentermine under contract for SKB. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for SKB.

While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by SKB for which it manufactures the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage.

NOTE 8. OTHER TRANSACTIONS

On June 25, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-38753)(the "Registration Statement") relating to the initial public offering ("IPO") of up to 4,000,000 primary shares of common stock. The Company closed the sale of 4,000,000 shares of common stock at $14.00 per share on June 30, 1998. The net proceeds to the Company from the sale of stock in the IPO after deducting underwriting discounts and commissions and offering expenses were approximately $48,753. In June the Company used $5,000 for the acquisition of Menest(R). In July the Company utilized $36,619 of the net proceeds from the IPO to repay indebtedness under the Company's Credit Agreement. The balance of $7,134 was used for repayment of debt under the Company's revolving line of credit under the Credit Agreement and will be used for general corporate purposes including working capital and future acquisitions. The following table sets forth a reconciliation of the gross IPO proceeds to the net IPO proceeds.



             Gross IPO proceeds                              $56,000
             Underwriters discounts and commissions            4,015
             IPO expenses paid in 1998                           926
             IPO expenses paid in 1997                           710
             IPO expenses remaining in accrued expenses        1,596
                                                             -------
                 Net equity provided from IPO                $48,753
                                                             =======



On July 27, 1998 the underwriters excercised the option to purchase additional shares to cover over-allotments of shares. Pursuant to this option, the underwriters purchased 214,730 additional shares of which 104,730 of the shares were purchased from the Company and 110,000 shares purchased from certain selling shareholders. The sale of the over-allotment provided the Company with $1,067 of net proceeds after underwriting discounts, commissions, and offering expenses. On July 31, 1998 the Company made a required prepayment under the Credit Agreement paying down $732 of the Tranche A Term Loan, and $68 of the Tranche B Term Loan, with $267 remaining for general corporate purposes.

On June 15, 1998 the Company entered into an interest rate swap agreement through June 2001 with a notional principal amount of $50.0 million whereby the Company pays a fixed interest rate of 5.485% and receives a floating rate based on 1-month LIBOR. On March 16, 1998 the Company entered into an interest rate agreement through March 2001 with a notional principal amount of $50.0 million whereby the Company pays a fixed rate of 5.52% and receives a floating rate based on 1-month LIBOR. The Company entered into the swap agreements to hedge against interest rate risk associated with the variable rate Tranche A and Tranche B Term Loans.


NOTE 9.  LONG-TERM DEBT

On February 27, 1998 the Company entered into a $195.0 million credit agreement ("Credit Agreement"). The Company used the proceeds to finance the Sterile Products Acquisition (Note 6), and repay a $40.0 million term loan and outstanding borrowing under its revolver as of February 27, 1998. The Credit Agreement includes Tranche A Term Loans of $90.0 million with a maturity of December 31, 2003 with a floating interest rate swap agreement of either LIBOR plus 2.75% or an alternative rate based on either prime or the fed funds rate plus 0.5%, plus an applicable margin of 1.75%, Tranche B Term Loans of $85.0 million with a maturity of December 31, 2005 with a floating interest rate of either LIBOR plus 3.25% or an alternative rate based on either LIBOR plus 2.75% or an alternative rate based on either prime or the fed funds rate plus 0.5%, plus an applicable margin of 1.75%, selected at the discretion of the Company, and a $20.0 million revolving line of credit for working capital requirements with a maturity of December 31, 2003 with a floating interest rate of either LIBOR plus 2.75% or an alternative rate based on either prime or the fed funds rate plus 0.5% plus an applicable margin of 1.75%. In connection with this Credit Agreement, debt issuance costs of $7.2 million were incurred and are being amortized over the term of the respective loans.

As a result of the early retirement of borrowing under the senior secured term loan and senior secured revolver, debt issuance costs associated with this debt of $461 ($287 net of tax) has been included as an extraordinary item in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 1998. The Credit Agreement requires the Company to maintain certain maximum leverage and interest expense coverage ratios and minimum cash flow and net worth ratios beginning in the first quarter of 1998. All existing and acquired tangible and intangible assets of the Company collateralize the Credit Agreement.

                          PART I- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains certain forward-looking statements which reflect management's current views of future events and operations. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. Some important factors which may cause results to differ include: significant leverage and debt service requirements of the Company, dependence on the Company's ability to continue to acquire branded products, dependence on sales of the Company's products, management of the Company's growth and integration of its acquisitions. Other important factors that may cause actual results to differ materially from the forward-looking statements are discussed in "Risk Factors" and other sections of the Company's prospectus dated June 25, 1998, which is on file with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's unaudited condensed consolidated financial statements and related notes thereto.

OVERVIEW

     The Company is a vertically integrated pharmaceutical company that manufactures markets and sells branded and generic prescription pharmaceutical products. The Company's strategy is to acquire branded pharmaceutical products and increase their sales by focused promotion and marketing, as well as by developing product line extensions and through product life cycle management.

     The Company markets a variety of branded prescription products, including a broad line of ophthalmic and other anti-infective products (including Cortisporin(R), Neosporin(R) and Coly-Mycin(R) M), cardiovascular products (Thalitone(R) and Procanbid(R)), proctology products (Anusol-HC(R) and Proctocort(R)), and women's health products (Pitocin(R) and Menest(R)). The Company also markets biological products, including flu vaccine, tuberculin tine tests, and other prescription pharmaceutical products.

     Since December 1994, the Company has acquired 31 branded pharmaceutical products, developed three products internally, divested one product and introduced eight product line extensions. The Company acquired from Glaxo Wellcome, Inc. ("Glaxo Wellcome") the Cortisporin(R) product line in March 1997 and the Viroptic(R) product line in May 1997. The Company acquired 6 additional branded products from Glaxo Wellcome, including Septra(R), and exclusive license, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R), in November 1997 (the "Glaxo Acquisition").

     In February 1998, the Company acquired from Warner-Lambert 15 branded pharmaceutical products, a sterile manufacturing facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $125.0 million (the "Sterile Products Acquisition"). The purchase price was financed through borrowings from a group of financial institutions (the "Credit Agreement").

     In June 30, 1998, the Company acquired the Menest(R) product line from Smithkline Beecham Corporation ("SKB").

     The Company's strategy is to continue to acquire branded pharmaceutical products and to create value by leveraging its marketing, manufacturing and product development capabilities. The Company expects that its strategy of acquiring branded pharmaceutical products will increase its revenues as a result of sales of such products and will increase gross margins. In general, margins are higher on the Company's branded pharmaceutical products than on the Company's other products, making branded products attractive to the Company. As soon as practicable after regulatory requirements are satisfied, the Company expects that using its manufacturing capability to ultimately produce these acquired pharmaceutical products will increase the Company's margins because the incremental cost of producing pharmaceutical products on its own is lower than the cost of having these products manufactured by third parties. The Company may also be required to raise funds through additional borrowings or the issuance of debt or equity securities in order to finance additional branded product acquisitions.

     The Company has a number of manufacturing contracts with a variety of pharmaceutical and biotechnology companies expiring at various times within the next five years. The Company intends to enter into additional manufacturing contracts in cases where the Company identifies contracts that offer significant volumes and attractive margins. The Company has not accepted or renewed manufacturing contracts for third parties where the Company perceived insignificant volumes or revenues. In accordance with its focus on branded pharmaceutical products, the Company expects that, over time, its contract manufacturing and generic pharmaceutical and companion animal health product lines will become a smaller percentage of revenues.

     The following summarizes approximate net revenues by product categories (in thousands).



                                   Three Months Ended June 30,            Six Months Ended June 30,
                                   ---------------------------            -------------------------
                                     1998              1997                 1998           1997
                                     ----              ----                 ----           ----
Branded pharmaceuticals           $   28,203       $   10,237           $    45,772     $   16,966
Generic pharmaceuticals                   82              202                   214            418
Contract manufacturing                 9,253            1,365                13,771          3,085
Companion animal health                  101              262                   201            613
Development revenues                   2,625                -                 5,283              -
                                  ----------       ----------           -----------     ----------
     Total                        $   40,264       $   12,066               $65,241     $   21,082
                                  ==========       ==========           ===========     ==========


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

     Total revenues increased $28.2 million, or 233.1%, to $40.3 million in 1998 from $12.1 million in 1997, due primarily to the acquisition of branded products. The Glaxo Acquisition and Sterile Products Acquisition collectively contributed $17.6 million in total revenues in 1998.

     Revenues from contract manufacturing increased $7.9 million, or 564.3%, to $9.3 million in 1998 from $1.4 million in 1997, due primarily to the increased contract manufacturing related to the Sterile Products Acquisition.

     Additionally, the Company recognized $2.5 million in development revenues as a result of the Food and Drug Administration ("FDA") approval and validation by the Company of the process of one additional ANDA pursuant to an agreement with Mallinckrodt Chemical, Inc.("Mallinckrodt").

Operating Costs and Expenses

     Total operating costs and expenses increased $17.3 million, or 211.0%, to $25.5 million in 1998 from $8.2 million in 1997. This increase was due to increases in operating costs associated with the growth of the Company, particularly the Sterile Products Acquisition.

     Cost of sales increased $10.8 million, or 337.5%, to $14.0 million in 1998 from $3.2 million in 1997. The increase was due primarily to the costs associated with the newly acquired branded product lines. In 1998, the percentage increase in cost of sales was greater than the percentage increase in net revenues due to the additional contract manufacturing related to the Sterile Products Acquisition, which has lower gross margins than the branded products.

     Selling, general and administrative expenses increased $4.2 million, or 95.5%, to $8.6 million in 1998 from $4.4 million in 1997. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1997 and first part of 1998; as well as other additional personnel costs and marketing, promotion and sampling costs associated with the new branded product lines.

     Depreciation and amortization expense increased $2.2 million, or 338.5%, to $2.8 million in 1998 from $650,000 in 1997. This increase was primarily attributable to the depreciation and amortization of the fixed assets and intangible assets acquired with the branded product acquisitions in 1997 and the Sterile Products Acquisition in 1998.

Operating Income
     Operating income increased $10.9 million, or 279.5%, to $14.8 million in 1998 from $3.9 million in 1997. This increase was primarily due to increased revenues from the acquisition of branded products. As a percentage of total revenues, operating income increased to 36.8% in 1998 from 32.4% in 1997.

Interest Expense

     Interest expense increased $3.7 million, or 512.5%, to $4.4 million in 1998 from $722,000 in 1997, as a result of additional term loans used to finance, in part, the acquisitions of branded products.

Income Tax Expense

     The effective tax rate in 1998 of 38.7% and 1997 of 37.3% was higher than the federal statutory rate of 35% primarily due to state income taxes.

Net Income

     Due to the factors set forth above, net income increased $4.4 million, or 220.0%, to $6.4 million in 1998 from $2.0 million in 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Revenues

     Total revenues increased $44.1 million, or 209.0%, to $65.2 million in 1998 from $21.1 million in 1997, due primarily to the acquisition of branded products. The Glaxo Acquisition and Sterile Products Acquisition collectively contributed $27.4 million in total revenues in 1998.

     Revenues from contract manufacturing increased $10.7 million, or 345.2%, to $13.8 million in 1998 from $3.1 million in 1997, due primarily to the increased contract manufacturing related to the Sterile Products Acquisition, increases in revenues from two contracts at the Bristol facility and offset, in part, by the expiration of a contract.

     Additionally, the Company recognized $5.0 million in development revenues as a result of the FDA approval and validation of the process by the Company of two additional ANDA's pursuant to an agreement with Mallinckrodt.

Operating Costs and Expenses

     Total operating costs and expenses increased $25.4 million, or 166.0%, to $40.7 million in 1998 from $15.3 million in 1997. This increase was due to increases in operating costs associated with the growth of the Company, particularly the Sterile Products Acquisition.

     Cost of sales increased $15.6 million, or 269.0%, to $21.4 million in 1998 from $5.8 million in 1997. The increase was due primarily to the costs associated with the newly acquired branded product lines. In 1998, the percentage increase in cost of sales was greater than the percentage increase in net revenues due to the additional contract manufacturing related to the Sterile Products Acquisition, which has lower gross margins than the branded products.

     Selling, general and administrative expenses increased $7.0 million, or 83.3%, to $15.4 million in 1998 from $8.4 million in 1997. This increase was primarily attributable to the hiring of additional sales representatives during 1997 and in April 1998, other additional personnel costs and marketing, promotion and sampling costs associated with the new branded product lines.

     Depreciation and amortization expense increased $2.8 million, or 254.5%, to $3.9 million in 1998 from $1.1 million in 1997. This increase was primarily attributable to the depreciation and amortization of the intangible and fixed assets acquired with the branded products acquisitions in 1997 and the Sterile Products Acquisition in 1998.

Operating Income
     Operating income increased $18.7 million, or 322.4%, to $24.5 million in 1998 from $5.8 million in 1997. This increase was primarily due to increased revenues from the acquisition of branded products. As a percentage of net revenues, operating income increased to 37.6% in 1998 from 27.6% in 1997.

Interest Expense

     Interest expense increased $6.0 million, or 500.0%, to $7.2 million in 1998 from $1.2 million in 1997, as a result of additional term loans used to finance, in part, the acquisitions of branded products.

Income Tax Expense

     The effective tax rate in 1998 of 38.3% and 1997 of 37.6% was higher than the federal statutory rate of 34% primarily due to state income taxes

Net Income

     Due to the factors set forth above, net income increased $7.6 million, or 262.1%, to $10.5 million in 1998 from $2.9 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

     The Company's liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded products.

     On February 27, 1998, the Company consummated the Sterile Products Acquisition for $125.0 million, which was financed with the Credit Agreement. The Company also used a portion of the Credit Agreement to pay off approximately $50.0 million of long-term debt, which was then outstanding, including the borrowings used for the Glaxo Acquisition.

     On June 25, 1998 the Company completed its initial public offering of 4,000,000 shares of common stock, raising approximately $48.8 million of equity, net of underwriting discounts and other offering expenses. On July, 27 1998 the underwriters exercised the option to purchase additional shares to cover over-allotments of shares. Pursuant to this option, the underwriters purchased 214,730 additional shares with 104,730 of the shares purchased from the Company and 110,000 shares purchased from selling shareholders. The sale of the over-allotment provided the Company with $1.1 million of net proceeds after underwriting discounts, commissions, and offering expenses. The Company used a portion of the net proceeds to repay approximately $37.4 million of debt outstanding pursuant to the Credit Agreement in July 1998.

     As of June 30, 1998 the Company had available approximately $14.0 million under its revolving line of credit, which allows for total borrowing of up to $20.0 million.

     Net cash used in operating activities was $381,000 for the six months ended June 30, 1998. The Company's net cash used in operating activities was primarily the result of $10.5 million in net income resulting from the purchase of additional branded products and depreciation and amortization of $3.9 million. The Company's net use in operating cash was also impacted by an increase in receivables and inventory of $16.9 million and $22.4 million, respectively. Additionally, the Company decreased its accounts payable, accrued expenses and income taxes by $17.2 million, $2.5 million, and $4.1 million, respectively.

     Cash flows used in investing activities was $132.0 million due principally to the Sterile Products Acquisition for $126.1 million, including $1.1 million in costs, fees and expenses, the Menest(R) acquisition for $5.0 million, and other purchases of property and equipment.

     Net cash provided by financing activities was $177.9 million, which was a result of the net proceeds from the initial public offering additional amounts repaid from a related party and proceeds from long term debt and capital lease obligations of $176.6 million, offset by payments on the revolving line of credit, debt issuance costs and other borrowings totaling 49.8 million.

     As of June 30, 1998 the Company had outstanding approximately $184.6 million of long-term debt (including current portion), $0.1 million of short-term debt and $6.0 million in borrowings under its revolving line of credit agreement and term loans. Of these amounts, approximately $181.1 million were at variable rates based on LIBOR and the remainder at fixed rates. The Company has entered into $100.0 million interest rate swap hedging transactions with a commercial bank to exchange its variable LIBOR for fixed rate interest. The Company does not believe its exposure to changes in interest rates under its remaining variable rate agreements will have a material effect on its financial condition or results of operations. Certain financing arrangements require the Company to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements.

     On February 27, 1998 the Company consummated the Sterile Products Acquisition for $125.0 million. The purchase price was financed under the Credit Agreement. The Company also used a portion of the Credit Agreement to pay off approximately $48.2 million of long-term debt, which was then outstanding. The Credit Agreement includes a six-year $20.0 million revolving line of credit, a six year $90.0 million amortizing Tranche A term loan facility and an eight-year $85.0 million amortizing Tranche B term loan facility with customary covenants and with a floating interest rate based on either LIBOR, the prime rate, or the fed funds rate, plus an applicable margin, selected at the discretion of the Company.

     The Company believes that existing credit facilities and cash expected to be generated from operations are sufficient to finance its current operations and working capital requirements. However, in the event the Company makes significant future acquisitions, it may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. At present, the Company is actively pursuing the acquisition of additional branded pharmaceutical products that may require the use of substantial capital resources. There are, however, no present agreements or commitments with respect to any such acquisitions.

Capital Expenditures

     Capital expenditures, including capital lease obligations, were $73.6 million and $0.2 million for the three months ended June 30, 1998 and 1997, respectively, and $75.5 million and $0.5 million for the six months ended June 30, 1998 and 1997, respectively. The principal capital expenditures included property and equipment purchases and building improvements. The Company is anticipating total capital expenditures in 1998 to be approximately $5.0 million primarily to fund additional equipment purchases and building improvements. As a result of the Sterile Products Acquisition, the Company expects that it may need to incur additional capital expenditures over the next few years in connection with the maintenance and operation of the Parkedale Facility. In addition, the Company expects to increase its capital expenditures over the next few years as a part of its acquisition and growth strategy.

Year 2000 Compliance

     The Company is currently in the process of converting its computer systems to year 2000 compliant software. The Company does not expect that the cost of converting such systems will be material to its financial condition or results of operations. The Company believes it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers and customers.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in 28 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug phentermine under contract for SKB. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for SKB.

         While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by SKB for which it manufactures the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

              The Company's Registration Statement (the "Registration Statement") on Form S-1 (File No. 333-38753) relating to the initial public offering ("IPO") was declared effective by the Securities and Exchange Commission on June 25, 1998. The offering by the Company of 4,000,000 shares of common stock commenced on June 25, 1998 and the sale of the shares closed on June 30, 1998. All of the shares registered were sold in the IPO at an aggregate price of $56,000,000 before deducting underwriting discounts and commissions and underwriting expenses. The managing underwriters of the IPO were Credit Suisse First Boston Corporation and Hambrecht & Quist LLC. The Company deducted total expenses of $4,015,120 in underwriting discounts and commissions and $3,231,409 in offering expenses incurred through June 30,1998. The Company received net proceeds from the IPO of $48,753,471 Through June 30, 1998 the Company paid $494,701 to Bourne & Co., Inc. for investment banking advisory services rendered in connection with the IPO. Ernest Bourne, a director of the Company, is the president of Bourne & Co., Inc. No offering expenses or underwriting discounts and commissions were paid to any other directors, officers or their associates, or to any affiliate of the Company or any person(s) owning 10% or more of the Company's common stock.

         The Company utilized the net proceeds from the IPO to repay indebtedness of approximately $36.6 million outstanding under the Company's Credit Agreement and $5.0 million for the acquisition of Menest(R). The balance of $7.1 million was used for the repayment of the revolving line of credit under the Company's Credit Agreement and will be used for general corporate purposes, including working capital and future acquisitions.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits

                  Exhibit No.  Description

                         (27.1)  Financial Data Schedule (For SEC Use Only)

              (b) Reports on Form 8-K

                  None.

                                   Signatures

           Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 King Pharmaceuticals, Inc.

           Date:  August 14, 1998                 By: /s/ John M. Gregory
                  ---------------                    ---------------------------
                                                     John M. Gregory
                                                     Chairman and
                                                     Chief Executive Officer

           Date:  August 14, 1998                 By: /s/ Brian G. Shrader
                  ---------------                    ---------------------------
                                                      Brian G. Shrader
                                                      Chief Financial Officer