Form 10-Q/A
period 1998-06-30
KING PHARMACEUTICALS INC
filed 1998-09-04
CIK 1047699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)



                                                                            June 30,           December 31,
ASSETS                                                                       1998                  1997
                                                                           ---------           ------------
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents                                               $  45,493            $      69
   Accounts receivable, net                                                   25,408                8,561
   Inventory, net                                                             32,904               10,850
   Deferred income taxes                                                       2,013                2,013
   Prepaid expenses and other assets                                           1,320                1,319
                                                                           ---------            ---------
         Total current assets                                                107,138               22,812
                                                                           ---------            ---------
Property, plant and equipment, net                                            90,803               17,170
Intangible assets, net                                                       120,596               62,783
Other assets                                                                   7,114                2,098
                                                                           ---------            ---------
         Total assets                                                      $ 325,651            $ 104,863
                                                                           =========            =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                           $     122            $     916
   Current portion of long-term debt                                          12,836                8,084
   Accounts payable                                                           23,105                5,871
   Accrued expenses                                                           13,482                6,503
   Income taxes payable                                                        5,995                1,862
                                                                           ---------            ---------
         Total current liabilities                                            55,540               23,236
                                                                           ---------            ---------
Long-term debt                                                               177,724               48,289
Deferred income taxes                                                          2,762                4,004
                                                                           ---------            ---------
         Total liabilities                                                   236,026               75,529
                                                                           ---------            ---------
Shareholders' equity:
    Common shares no par value, 150,000,000 shares authorized,
        32,000,000 and 28,000,000 shares issued and outstanding,
        respectively                                                          65,208               16,455
    Retained earnings                                                         25,013               14,550
    Due from related party                                                      (596)              (1,671)
                                                                           ---------            ---------
         Total shareholders' equity                                           89,625               29,334
                                                                           ---------            ---------
         Total liabilities and shareholders' equity                        $ 325,651            $ 104,863
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

     The following summarizes approximate net revenues by product categories (in thousands).



                                   Three Months Ended June 30,            Six Months Ended June 30,
                                   ---------------------------            -------------------------
                                     1998              1997                 1998           1997
                                     ----              ----                 ----           ----
Branded pharmaceuticals           $   28,203       $   10,237           $    45,772     $   16,966
Generic pharmaceuticals                   82              202                   214            418
Contract manufacturing                 9,253            1,365                13,771          3,085
Companion animal health                  101              262                   201            613
Development revenues                   2,625                -                 5,283              -
                                  ----------       ----------           -----------     ----------
     Total                        $   40,264       $   12,066           $    65,241     $   21,082
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

                  None.

              (b) Reports on Form 8-K

                  None.

                                   Signatures

           Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                 King Pharmaceuticals, Inc.

           Date:  September 4, 1998              By: /s/ John M. Gregory
                  -----------------                  ---------------------------
                                                     John M. Gregory
                                                     Chairman and
                                                     Chief Executive Officer

           Date:  September 4, 1998              By: /s/ Brian G. Shrader
                  -----------------                  --------------------------
                                                     Brian G. Shrader
                                                     Chief Financial Officer