Form 10-Q
period 1998-09-30
KING PHARMACEUTICALS INC
filed 1998-11-16
CIK 1047699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to_______

                           Commission File No. 0-24425

                           KING PHARMACEUTICALS, INC.
             (Exact name of Registrant as specified in its charter)


           TENNESSEE                                 54-1684963
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
 incorporation or organization)




      501 FIFTH STREET                                    37620
         Bristol, TN
(Address of principal executive offices)                (Zip Code)




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

Yes  X   No
   ----     -----


            CLASS            OUTSTANDING SHARES AT NOVEMBER 1, 1998
            -----            --------------------------------------
            COMMON                       32,104,730

                           KING PHARMACEUTICALS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1998
and December 31, 1997                                                          2

Condensed Consolidated Statements of Operations for the Three Months
and Nine Months ended September 30, 1998 and 1997                              3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended
September 30, 1998 and 1997                                                    4

Notes to Condensed Consolidated Financial Statements                         5-9


Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              10-13


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings                                                    14
Item 2:  Changes in Securities and Use of Proceeds
Item 6:  Exhibits and Reports on Form 8-K                                     15

Note: Items 3 through 5 are not applicable.

SIGNATURES                                                                    16


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)


                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                             1998           1997
                                                                        -----------------------------
ASSETS                                                                    (Unaudited)
     Current assets:
        Cash and cash equivalents                                         $   2,988       $      69
        Accounts receivable, net                                             37,869           8,561
        Inventory, net                                                       28,253          10,850
        Deferred income taxes                                                 2,013           2,013
        Prepaid expenses and other assets                                     1,641           1,319
                                                                          ---------       ---------
              Total current assets                                           72,764          22,812
                                                                          ---------       ---------
     Property, plant and equipment, net                                      91,702          17,170
     Intangible assets, net                                                 119,334          62,783
     Other assets                                                             6,883           2,098
                                                                          ---------       ---------
              Total assets                                                $ 290,683       $ 104,863
                                                                          =========       =========

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
        Notes payable                                                     $      --       $     916
        Current portion of long-term debt                                     8,243           8,084
        Accounts payable                                                     17,791           5,871
        Accrued expenses                                                     13,574           6,503
        Income taxes payable                                                  6,756           1,862
                                                                          ---------       ---------
              Total current liabilities                                      46,364          23,236
                                                                          ---------       ---------
     Long-term debt                                                         143,257          48,289
     Deferred income taxes                                                    2,763           4,004
                                                                          ---------       ---------
              Total liabilities                                             192,384          75,529
                                                                          ---------       ---------

     Shareholders' equity:
        Common shares no par value, 150,000,000 shares authorized,
            32,000,000 and 28,000,000 shares issued and outstanding,
            respectively                                                     66,572          16,455
        Retained earnings                                                    32,323          14,550
        Due from related party                                                 (596)         (1,671)
                                                                          ---------       ---------
              Total shareholders' equity                                     98,299          29,334
                                                                          ---------       ---------
              Total liabilities and shareholders' equity                  $ 290,683       $ 104,863
                                                                          =========       =========


                             See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)


                                                     FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                     ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                    1998             1997           1998            1997
                                                  ---------       ---------       --------       ---------
                                                         (Unaudited)                    (Unaudited)
REVENUES:
  Net sales                                       $  48,089       $  12,735       $ 108,047       $  33,817
  Development revenues                                   --              --           5,283              --
                                                  ---------       ---------       ---------       ---------
         Total revenues                              48,089          12,735         113,330          33,817
                                                  ---------       ---------       ---------       ---------
OPERATING COSTS AND EXPENSES:
  Cost of sales                                      20,521           3,757          41,933           9,545
  Selling, general and administrative                 9,627           5,121          25,040          13,526
  Depreciation and amortization                       2,592             560           6,506           1,632
                                                  ---------       ---------       ---------       ---------
         Total operating costs and expenses          32,740           9,438          73,479          24,703
                                                  ---------       ---------       ---------       ---------

OPERATING INCOME                                     15,349           3,297          39,851           9,114
OTHER (EXPENSES) INCOME:
  Interest expense                                   (3,579)           (596)        (10,729)         (1,762)
  Interest income                                        35               4              89              64
  Other                                                   5              35              31             (21)
                                                  ---------       ---------       ---------       ---------
         Total other (expenses)                      (3,539)           (557)        (10,609)         (1,719)
                                                  ---------       ---------       ---------       ---------
INCOME BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                  11,810           2,740          29,242           7,395
  Income tax expense                                  4,500           1,090          11,183           2,839
                                                  ---------       ---------       ---------       ---------
INCOME BEFORE EXTRAORDINARY                           7,310           1,650          18,059           4,556
ITEM
Extraordinary item, net of income taxes                  --              --            (286)             --
                                                  ---------       ---------       ---------       ---------
NET INCOME                                        $   7,310       $   1,650       $  17,773       $   4,556
                                                  =========       =========       =========       =========

  Basic and diluted income per common share:
    Income before extraordinary item              $    0.23       $    0.06       $    0.61       $    0.18
    Extraordinary item                                   --              --           (0.01)             --
                                                  ---------       ---------       ---------       ---------
    Net income                                    $    0.23       $    0.06       $    0.60       $    0.18
                                                  =========       =========       =========       =========



                             See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                    1998            1997
                                                                 ----------       ---------
                                                                          (Unaudited)

Net cash (used in) provided by operating activities:              $  (1,381)      $   5,301
                                                                  ---------       ---------
Cash flows from investing activities:
  Purchases of property and equipment                               (77,753)           (957)
  Deposit on equipment                                                   --          (1,325)
  Purchases of intangible assets                                    (56,559)        (30,406)
  Other                                                                  35             203
                                                                  ---------       ---------
     Net cash used in investing activities                         (134,277)        (32,485)
                                                                  ---------       ---------
Cash flows from financing activities:
  Proceeds from revolving line of credit                             20,139          13,219
  Payments on revolving line of credit                              (20,291)        (10,937)
  Payments due from related party                                     1,075            (462)
  Payments on shareholders' notes receivable                             --           2,093
  Proceeds from short-term debt                                          --           1,325
  Payments on short-term debt                                          (360)             --
  Proceeds from long-term debt and capital lease obligations        175,596          15,924
  Payments on long-term debt and capital lease obligations          (81,213)         (3,342)
  Debt issuance costs                                                (7,335)             --
  Proceeds from issuance of common stock, net                        50,966           8,007
                                                                  ---------       ---------
      Net cash provided by financing activities                     138,577          25,827
                                                                  ---------       ---------
Increase (decrease) in cash and cash equivalents                      2,919          (1,357)
Cash and cash equivalents, beginning of the period                       69           1,392
                                                                  ---------       ---------
Cash and cash equivalents, end of the period                      $   2,988       $      35
                                                                  =========       =========



                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The Company believes that the disclosures are adequate to make the information presented not misleading.

These financial statements should be read in conjunction with the audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations relating thereto included in the Company's Registration Statement on Form S-1 declared effective on June 25, 1998.

Certain amounts in the 1997 financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires public business enterprises to adopt its provisions for fiscal years beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise issued to shareholders. Segment disclosures will also be required in interim financial statements beginning in the second year of application. The Company is evaluating the provisions of SFAS No. 131, but has not yet determined if additional disclosure will be required.

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

NOTE 3.  INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in computing income per share:


                                                       For the Three Months        For the Nine Months
                                                       Ended September 30,         Ended September 30,
                                                       -------------------        --------------------
                                                        1998          1997         1998          1997
                                                       ------        ------       ------        ------
Basic and diluted income per share:
Net income.....................................         $7,310        $1,650      $17,773        $4,556
Weighted average shares........................     32,075,132    28,000,000   29,461,217    25,656,881
Basic and diluted income per share.............        $  0.23       $  0.06     $   0.60       $  0.18


Options to purchase common stock were excluded from the computation of diluted earnings per share because the exercise price was greater than the average market price of the common stock of $13.65 and $13.67 for the three and nine months ended September 30, 1998, respectively. There were no outstanding options for the three and nine months ended September 30, 1997.

NOTE 4.  INVENTORY

Inventory consists of the following:


                                           September 30,     December 31,
                                               1998             1997
                                            -----------      -----------
                                            (Unaudited)
Finished goods...........................     $17,382         $ 7,568
Work-in-process..........................       3,999             494
Raw materials............................       6,872           2,788
                                              -------         -------
                                              $28,253         $10,850

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT:


Property, plant and equipment consists of the following:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                      1998           1997
                                                 -------------    -----------
                                                   (Unaudited)
Land........................................         $ 3,949         $   319
Building and improvements...................          54,381          13,563
Machinery and equipment.....................          34,117           5,766
Construction in progress....................           5,496             585
                                                     -------         -------
                                                      97,943          20,233
Less accumulated depreciation...............          (6,241)         (3,063)
                                                     -------         -------
                                                     $91,702         $17,170
                                                     =======         =======


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

On June 30, 1998 the Company acquired the Menest(R) product line from SmithKline Beecham Corporation ("SKB") for $5.0 million.

The following unaudited pro forma summary presents the financial information as if all the acquisitions made in 1997 and 1998 had occurred on January 1, 1997. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1997, nor are they indicative of future results.

                                          For the Nine Months        For The Nine Months
                                       Ended September 30, 1998   Ended September 30, 1997
                                       ------------------------   ------------------------

Net revenues..........................        $125,064                     $97,297
                                              ========                     =======
Net income............................        $ 19,218                     $ 4,858
                                              ========                     =======
Net income per common share...........        $   0.65                     $  0.19
                                              ========                     =======


Intangible assets are as follows:


                                                       September 30,     December 31,
                                                           1998              1997
                                                       -------------     -------------
                                                        (Unaudited)
Septra(R), Proloprim(R), Mantadil(R), Kemadrin(R)..    $  15,425         $  15,425
Cortisporin(R) ....................................       23,694            23,694
Sterile Products ..................................       54,509                --
Neosporin(R) ......................................        5,876             5,876
Viroptic(R) .......................................        5,229             5,229
Nucofed(R)/Quibron(R) .............................        7,301             7,301
Polysporin(R) .....................................        3,783             3,783
Menest(R) .........................................        5,000                --
Other .............................................        3,377             3,017
                                                       ---------         ---------
                                                         124,194            64,325
Less accumulated amortization .....................       (4,860)           (1,542)
                                                       ---------         ---------
                                                       $ 119,334         $  62,783
                                                       =========         =========

NOTE 7.  CONTINGENCIES

Except as described below, the Company has not been a party to significant litigation or other legal proceedings.

Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in 44 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for SKB. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for SKB.

While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by SKB for which it manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage.

NOTE 8.  OTHER TRANSACTIONS

On June 15, 1998 the Company entered into an interest rate swap transaction through June 2001 with a notional principal amount of $50.0 million whereby the Company pays a fixed interest rate of 5.485% and receives a floating rate based on 1-month LIBOR. On March 16, 1998 the Company entered into an interest rate transaction through March 2001 with a notional principal amount of $50.0 million whereby the Company pays a fixed rate of 5.52% and receives a floating rate based on 1-month LIBOR. The Company entered into the swap agreements to hedge against interest rate risk associated with the variable rate Tranche A and Tranche B Term Loans under its Credit Agreement (defined below).

On June 25, 1998 the Securities and Exchange Commission declared effective the Company's Registration Statement on Form S-1 (File No. 333-38753) (the "Registration Statement") relating to the initial public offering ("IPO") of up to 4,000,000 primary shares of common stock. The Company closed the sale of 4,000,000 shares of common stock at $14.00 per share on June 30, 1998. The net proceeds to the Company from the sale of stock in the IPO after deducting underwriting discounts and commissions and offering expenses were approximately $48,753. In June the Company used $5,000 for the acquisition of Menest(R). In July the Company utilized $36,619 of the net proceeds from the IPO to repay indebtedness under the Company's Credit Agreement. The balance of $7,134 was used for repayment of debt under the Company's revolving line of credit under the Credit Agreement and for general corporate purposes including working capital and any future acquisitions.

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

      Gross IPO proceeds                                           $57,466
      Underwriters discounts and commissions                         4,118
      IPO expenses paid in 1998                                      2,382
      IPO expenses paid in 1997                                        710
      IPO expenses remaining in accrued expenses                       139
          Net equity provided from IPO                             $50,117


NOTE 9.  LONG-TERM DEBT

On February 27, 1998 the Company entered into a $195.0 million credit agreement ("Credit Agreement"). The Company used the proceeds to finance the Sterile Products acquisition (Note 6), and repay the $40.0 million term loan and outstanding borrowing under its revolver as of February 27, 1998. The Credit Agreement includes Tranche A Term Loans of $90.0 million with a maturity of December 31, 2003 with a floating interest rate of either LIBOR plus 2.75% or an alternative rate based on either prime or the fed funds rate plus 0.5%, plus an applicable margin of 1.75%, Tranche B Term Loans of $85.0 million with a maturity of December 31, 2005 with a floating interest rate of either LIBOR plus 3.25% or an alternative rate based on either LIBOR plus 2.75% or an alternative rate based on either prime or the fed funds rate plus 0.5%, plus an applicable margin of 1.75%, selected at the discretion of the Company, and a $20.0 million revolving line of credit for working capital requirements with a maturity of December 31, 2003 with a floating interest rate of either LIBOR plus 2.75% or an alternative rate based on either prime or the fed funds rate plus 0.5% plus an applicable margin of 1.75%. In connection with this Credit Agreement, debt issuance costs of $7.2 million were incurred and are being amortized over the term of the respective loans.

As a result of the early retirement of borrowing under the senior secured term loan and senior secured revolver, debt issuance costs associated with this debt of $461 ($287 net of tax) has been included as an extraordinary item in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 1998.

The Credit Agreement requires the Company to maintain certain maximum leverage and interest expense coverage ratios and minimum cash flow and net worth ratios. All existing and acquired tangible and intangible assets of the Company collateralize the Credit Agreement.

                         PART I - FINANCIAL INFORMATION

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      The following discussion contains certain forward-looking statements which reflect management's current views of future events and operations. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. Some important factors which may cause results to differ include: significant leverage and debt service requirements of the Company, dependence on the Company's ability to continue to acquire branded products, dependence on sales of the Company's products, management of the Company's growth and integration of its acquisitions. Other important factors that may cause actual results to differ materially from the forward-looking statements are discussed in "Risk Factors" and other sections of the Company's prospectus dated June 25, 1998, which is on file with the Securities and Exchange Commission as part of the Company's Registration Statement on Form S-1. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's unaudited consolidated financial statements and related notes thereto.

OVERVIEW

         The Company is a vertically integrated pharmaceutical company that manufactures markets and sells branded and generic prescription pharmaceutical products. The Company's strategy is to acquire branded pharmaceutical products and increase their sales by focused promotion and marketing, as well as by developing product line extensions and through product life cycle management.

         The Company markets a variety of branded prescription products, including a broad line of ophthalmic and other anti-infective products (including Cortisporin(R), Neosporin(R) and Coly-Mycin(R) M, cardiovascular products (Thalitone(R) and Procanbid(R)), proctology products (Anusol-HC(R) and Proctocort(R)), and women's health products (Pitocin(R) and Menest(R)). The Company also markets biological products, which include flu vaccine, tuberculin tine tests, and other prescription pharmaceutical products.

         Since December 1994, the Company has acquired 31 branded pharmaceutical products, developed three products internally, divested one product and introduced eight product line extensions. The Company acquired from Glaxo Wellcome, Inc. ("Glaxo Wellcome") the Cortisporin(R) product line in March
1997 and the Viroptic(R) product line in May 1997. The Company acquired 6 additional branded products from Glaxo Wellcome, including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R), in November 1997 (the
"Glaxo Acquisition").

         In February 1998, the Company acquired from Warner-Lambert Company 15 branded pharmaceutical products, a sterile manufacturing facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $125.0 million (the "Sterile Products Acquisition"). The purchase price was financed through borrowings from a group of financial institutions (the "Credit Agreement").

         On June 30, 1998, the Company acquired the Menest(R) product line from SmithKline Beecham Corporation ("SKB") for $5.0 million.

         In late June 1998, the Company launched its new Cortisporin(R) TC Otic line. Cortisporin(R) TC is a product line extension for the Company's Cortisporin(R) Otic Suspension product.

         In August 1998, the Company received approval by the FDA to reintroduce Fluogen(R) (influenza virus vaccine, Trivalent, Types A & B), which was acquired as part of the Sterile Products Acquisition and had been off the market since 1996. Fluogen is a seasonal product with most of its sales occurring in the third and fourth quarters.

         The Company's strategy is to continue to acquire branded pharmaceutical products and to create value by leveraging its marketing, manufacturing and product development capabilities. The Company expects that its strategy of acquiring branded pharmaceutical products will increase its revenues as a result of sales of such products and will increase gross margins. In general, margins are higher on the Company's branded pharmaceutical products than on the

Company's other products, making branded products attractive to the Company. As soon as practicable after regulatory requirements are satisfied, the Company expects that using its manufacturing capability to ultimately produce these acquired pharmaceutical products will increase the Company's margins because the cost of producing pharmaceutical products on its own is lower than the cost of having these products manufactured by third parties. The Company may also be required to raise funds through additional borrowings or the issuance of debt or equity securities in order to finance additional branded product acquisitions and to expand or remodel its manufacturing facilities.

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

         The following summarizes approximate net revenues by product categories (in thousands).

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                 ------------------       ----------------------
                                                  1998         1997        1998           1997
                                                  -----        ----        ----           ----
Branded pharmaceuticals..................        $39,359      $9,996      $ 85,130       $26,972
Generic pharmaceuticals..................             72         762           279         1,039
Contract manufacturing...................          8,434       1,892        22,205         5,090
Companion animal health..................            224          85           433           716
Development revenues.....................             --          --         5,283            --
                                                 -------      ------      --------       -------
    Total................................        $48,089     $12,735      $113,330       $33,817
                                                 =======     =======      ========       =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

         Net revenues increased $35.4 million, or 278.7%, to $48.1 million in 1998 from $12.7 million in 1997, due primarily to the acquisition of branded products. The Glaxo Acquisition and Sterile Products Acquisition collectively contributed $36.1 million in total revenues in 1998, including $9.9 million in net revenues from Fluogen(R) sales.

         Revenues from contract manufacturing increased $6.5 million, or 342.1%, to $8.4 million in 1998 from $1.9 million in 1997, due primarily to the increased contract manufacturing related to the Sterile Products Acquisition.

Operating Costs and Expenses

         Total operating costs and expenses increased $23.3 million, or 247.9%, to $32.7 million in 1998 from $9.4 million in 1997. The increase was due to increases in the costs associated with the growth of the Company, particularly the Sterile Products Acquisition.

         Cost of sales increased $16.7 million, or 439.5%, to $20.5 million in 1998 from $3.8 million in 1997. The increase was due primarily to the costs associated with the newly acquired branded product lines. In 1998, the percentage increase in cost of sales was greater than the percentage increase in net revenues due to the additional contract manufacturing related to the Sterile Products Acquisition, which has lower gross margins than the branded products. Additionally, the Fluogen(R) product line has margins significantly lower than other branded product lines.

         Selling, general and administrative expenses increased $4.5 million, or 88.2%, to $9.6 million in 1998 from $5.1 million in 1997. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1997 and first part of 1998, as well as other additional personnel costs and marketing, promotion and sampling costs associated with the new branded product lines.

         Depreciation and amortization expense increased $2.0 million, or 357.1%, to $2.6 million in 1998 from $560,000 in 1997. This increase was primarily attributable to the depreciation and amortization of the fixed assets and intangible assets acquired with the branded product acquisitions in 1997 and the Sterile Products Acquisition in 1998.

Operating Income

         Operating income increased $12.0 million, or 363.6%, to %15.3 million in 1998 from $3.3 million in 1997. This increase was primarily due to increased revenues from the acquisition of branded products. As a percentage of net revenues, operating income increased to 31.9% in 1998 from 25.9% in 1997.

Interest Expense

         Interest expense increased $3.0 million, or 503.4%, to $3.6 million in 1998 from $596,000 in 1997, as a result of additional term loans used to finance, in part, the acquisitions of branded products and Sterile Products Acquisition.

Income Tax Expense

         The effective tax rate in 1998 of 38.1% and 1997 of 39.8% was higher than the federal statutory rate of 35% primarily due to state income taxes.

Net Income

         Due to the factors set forth above, net income increased $5.6 million, or 329.4%, to $7.3 million in 1998 from $1.7 million in 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Revenues

         Total revenues increased $79.5 million, or 235.2%, to $113.3 million in 1998 from $33.8 million in 1997, due primarily to the acquisition of branded products. The Glaxo Acquisition and Sterile Products Acquisition collectively contributed $73.6 million in net revenues in 1998, including $9.9 million in net revenues from Fluogen(R) sales.

         Revenues from contract manufacturing increased $17.1 million, or 335.3%, to $22.2 million in 1998 from $5.1 million in 1997, due primarily to the increased contract manufacturing related to the Sterile Products Acquisition, increases in revenues from two contracts at the Bristol facility and offset, in part, by the expiration of a contract.

         Additionally, the Company recognized $5.0 million in development revenues as a result of the FDA approval and validation of the process by the Company of two additional ANDA's pursuant to an agreement with Mallinckrodt.

Operating Costs and Expenses

         Total operating costs and expenses increased $48.8 million, or 197.6%, to $73.5 million in 1998 from $24.7 million in 1997. The increase was due to increases in the costs associated with the growth of the Company, particularly the Sterile Products Acquisition.

         Cost of sales increased $32.4 million, or 341.1%, to $41.9 million in 1998 from $9.5 million in 1997. The increase was due primarily to the costs associated with the newly acquired branded product lines. In 1998, the percentage increase in cost of sales was greater than the percentage increase in net revenues due to the additional contract manufacturing related to the Sterile Products Acquisition, which has lower gross margins than the branded products. Also, the Fluogen(R) product line has lower gross profit margins than the Company's other branded product lines.

         Selling, general and administrative expenses increased $11.5 million, or 85.2%, to $25.0 million in 1998 from $13.5 million in 1997. This increase was primarily attributable to the hiring of additional sales representatives during 1997 and in April 1998, other additional personnel costs, and marketing, promotion and sampling costs associated with the new branded product lines.

         Depreciation and amortization expense increased $4.9 million, or 306.3%, to $6.5 million in 1998 from $1.6 million in 1997. This increase was primarily attributable to the depreciation and amortization of the intangibles and fixed assets acquired with the branded products acquisitions in 1997 and the Sterile Products Acquisition in 1998.

Operating Income

         Operating income increased $30.8 million, or 338.5%, to $39.9 million in 1998 from $9.1 million in 1997. This increase was primarily due to increased revenues from the acquisition of branded products. As a percentage of net revenues, operating income increased to 35.2% in 1998 from 26.9% in 1997.

Interest Expense

         Interest expense increased $8.9 million, or 494.4%, to $10.7 million in 1998 from $1.8 million in 1997, as a result of additional term loans used to finance, in part, the acquisitions of branded product and the Sterile Products Acquisition.

Income Tax Expense

         The effective tax rate in 1998 of 38.2% and 1997 of 38.4% was higher than the federal statutory rate of 35% primarily due to state income taxes.

Net Income

         Due to the factors set forth above, net income increased $13.2 million, or 287.0%, to $17.8 million in 1998 from $4.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company's liquidity requirements arise from debt service, working capital requirements and funding acquisitions of branded products.

         On February 27, 1998 the Company consummated the Sterile Products Acquisition for $127.9 million, including assumed liabilities of $2.9 million, which was financed with the Credit Agreement. The Company also used a portion of the Credit Agreement to pay off approximately $50.0 million of long-term debt, which was then outstanding, including the borrowings used for the Glaxo Acquisition.

         On June 25, 1998 the Company completed its initial public offering of 4,000,000 shares of common stock, raising approximately $48.8 million of equity, net of underwriting discounts and other offering expenses. On July 27, 1998 the underwriters exercised the option to purchase additional shares to cover over-allotments of shares. Pursuant to this option, the underwriters purchased 214,730 additional shares with 104,730 of the shares purchased from the Company and 110,000 shares purchased from selling shareholders. The sale of the over-allotment provided the Company with approximately $1.1 million of net proceeds after underwriting discounts, commissions, and offering expenses. The Company used a portion of the net proceeds to repay approximately $37.4 million of debt outstanding pursuant to the Credit Agreement in July 1998.

         As of September 30, 1998 the Company had available approximately $14.0 million under its revolving line of credit, which allows for total borrowing of up to $20.0 million.

         Net cash used in operating activities was $1.4 million for the nine months ended September 30, 1998. The Company's net cash used in operating activities was primarily the result of $17.8 million in net income resulting from the purchase of additional branded products and depreciation and amortization of $6.5 million. The Company's net cash used in operating activities was impacted by an increase in receivables and inventory of $29.3 million and $17.8 million, respectively. Additionally, the Company increased its accounts payable, accrued expenses and income taxes by $23.9 million.

         Cash flows used in investing activities was $134.3 million due principally to the Sterile Products Acquisition for $126.1 million including the costs, fees and expenses, the Menest(R) acquisition for $5.0 million, and other purchases of property and equipment.

         Net cash provided by financing activities was $138.6 million, which was a result of the net proceeds from the initial public offering, additional amounts repaid from a related party and proceeds from long-term debt and capital lease obligations, offset by payments on the revolving line of credit, debt issuance costs and other borrowings.

         As of September 30, 1998 the Company had outstanding approximately $151.5 million of long-term debt (including current portion) including borrowings under its revolving line of credit agreement and term loans. Of these amounts, approximately $141.6 million were at variable rates based on LIBOR and the remainder at fixed rates. The Company has entered into $100.0 million interest rate swap hedging transactions with a commercial bank to exchange its variable LIBOR for fixed rate interest. The Company does not believe its exposure to changes in interest rates under its remaining variable rate agreements will have a material effect on its financial condition or results of operations. Certain financing arrangements require the Company to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements.

         On February 27, 1998 the Company consummated the Sterile Products Acquisition for $127.9 million, including assumed liabilities of $2.9 million. The purchase price was financed under the Credit Agreement. The Company also used a portion of the Credit Agreement to pay off approximately $48.2 million of long-term debt, which was then outstanding. The Credit Agreement includes a six-year $20.0 million revolving line of credit, a six year $90.0 million amortizing Tranche A term loan facility and an eight-year $85.0 million amortizing Tranche B term loan facility with customary covenants and with a floating interest rate based on either LIBOR, the prime rate, or the fed funds rate, plus an applicable margin, selected at the discretion of the Company.

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

Capital Expenditures

         Capital expenditures, including capital lease obligations, were $77.8 million and $1.0 million for the nine months ended September 30, 1998 and 1997, respectively. The principal capital expenditures included property and equipment purchases in connection with the Sterile Products Acquisition. The Company is anticipating total capital expenditures in 1998 to be approximately $81.0 million primarily to fund additional equipment purchases and building improvements. As a result of the Sterile Products Acquisition, the Company expects that it may need to incur additional capital expenditures over the next few years in connection with the maintenance and operation of the Parkedale facility. In addition, the Company expects to increase its capital expenditures over the next few years as a part of its acquisition and growth strategy.

Year 2000 Compliance

         The Company has conducted an evaluation of its information technology and non-information technology computer systems with respect to the "Year 2000" issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

         Except for the Bristol facility which is currently being assessed, the Company has completed a Year 2000 readiness assessment of its business critical information technology and non-information technology systems. As a result of the assessment, the Company is in the process of developing and implementing corrective action plans designed to address Year 2000 issues. These plans include modification, upgrade and replacement of the Company's critical administrative, production and research and development computer systems to make them Year 2000 ready. Implementation of corrective action plans has begun.

         Because the Company's operations depend on the uninterrupted flow of materials and services from its contract manufacturers and other suppliers, the Company's plans for Year 2000 readiness include receiving and analyzing information from its suppliers with regard to their progress toward Year 2000 readiness. The Company intends to continue to monitor the progress of its key suppliers toward Year 2000 readiness. The Company considers the most reasonably likely worst case scenario is that one or more of the Company's suppliers encounters a Year 2000 problem and is unable to supply materials. If this occurs and the Company could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. In addition, while the Company is taking action to correct deficiencies in its own systems, it is possible that one or more of the Company's facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

         The Company estimates that it will spend between $1.0 million and $1.5 million to become Year 2000 ready. The majority of this spending will constitute replacement costs of non-compliant information technology systems and the reprogramming of existing systems. It is possible that the actual cost of the Company's Year 2000 readiness effort could exceed these estimates. Funds for this project have come from the Company's cash flows and costs have been expensed as incurred except for hardware, which has been capitalized.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in 44 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for SKB. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for SKB.

         While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by SKB for which it manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On July 27, 1998 the underwriters excercised the option to purchase additional shares to cover over-allotments of shares. Pursuant to this option, the underwriters purchased 214,730 additional shares of which 104,730 of the shares were purchased from the Company and 110,000 shares purchased from certain selling shareholders. The sale of the over-allotment provided the Company with $1,067,000 of net proceeds after underwriting discounts, commissions, and offering expenses. On July 31, 1998 the Company made a required prepayment under the Credit Agreement paying down $732,000 of the Tranche A Term Loan, and $68,000 of the Tranche B Term Loan, with $267,000 remaining for general corporate purposes. In connection with the sale of the over-allotment the Company paid $15,400 to Bourne & Co., Inc. for investment banking services.

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


                                            KING PHARMACEUTICALS, INC.

Date: November 13, 1998                 By: /s/ John M. Gregory
                                            ------------------------------------
                                            John M. Gregory
                                            Chairman and Chief Executive Officer


Date: November 13, 1998                 By: /s/ Brian G. Shrader
                                            ------------------------------------
                                             Brian G. Shrader
                                             Chief Financial Officer