Form 10-K
period 1998-12-31
KING PHARMACEUTICALS INC
filed 1999-03-31
CIK 1047699

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-24425

                           KING PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

             TENNESSEE                                  54-1684963
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                501 FIFTH STREET
                            BRISTOL, TENNESSEE 37620

              (Address of principal executive offices and Zip Code)

       Registrant's telephone number, including area code: (423) 989-8000

Securities registered under Section 12(b) of the Exchange Act: NONE Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                     -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 26, 1999 IS APPROXIMATELY $458,700,000. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 26, 1999, COMMON STOCK, NO PAR VALUE, 32,104,730.

                    Documents Incorporated by Reference: NONE

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423)989-8000 and our facsimile number is (423) 274-8677. Our wholly owned subsidiaries are Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; and King Pharmaceuticals of Nevada, Inc.

         We are a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of over 200 representatives, we market our branded pharmaceutical products to general/family practitioners and internal medicine physicians and hospitals across the country. Our business strategy is to acquire established branded pharmaceutical products and to increase their sales by focused marketing and promotion and through product life cycle management. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also create value by developing product line extensions for our branded pharmaceutical products such as new formulations, dosages or new indications. These product line extensions are attractive for the Company because they may have market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert Company, Mallinckrodt Chemical Inc., Genetics Institute and Hoffman-LaRoche, Inc.

         Cost containment initiatives and consolidation among large, global pharmaceutical companies have created substantial opportunities for us to acquire established branded pharmaceutical products. We generally seek branded pharmaceutical products that:

                  - have some patent protection or potential for market exclusivity;

                  -        lend themselves to product life cycle management;

                  - can benefit from focused marketing efforts including sampling, advertising and direct mail; or

                  -        complement our existing product lines.

         Consistent with our strategy to acquire established branded pharmaceutical products, we have acquired 34 branded pharmaceutical products since December 1994. Most recently, we acquired three branded pharmaceutical products from Hoechst Marion Roussel, Inc. ("HMR"). The acquired products were
(1) the U.S. rights to the Altace(R) product line, an Angiotensin Converting Enzyme inhibitor with patent protection until 2008; (2) HMR's worldwide rights to the Silvadene(R) product line, a burn cream; and (3)HMR's worldwide rights to the AVC(TM) product line, a vaginal anti-infective cream.

COMPETITIVE STRENGTHS

         We believe that our competitive position is attributable to a number of key strengths, including the following:

- Diverse Portfolio of Brand Name Products. Our branded pharmaceutical products can be divided into four therapeutic areas: (i) cardiovascular, (ii) anti-infectives, (iii) vaccines and biologicals and (iv) women's health. All of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that has provided us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 26 products over the last 18 months, including Altace. In addition, we have well known products in all of our therapeutic categories. Our portfolio of recognized brand names includes, among others, Altace(R), Neosporin(R), Cortisporin(R), Pitocin(R), Anusol-HC(R) and Fluogen(R).

- Demonstrated Ability to Sustain and Improve Cash Flows. Our established, branded pharmaceutical product portfolio generated approximately 75% gross margins for the year ended December 31, 1998 and requires limited research and development and capital expenditures. We have increased sales and improved cash flows of many of the products we have acquired. For example, in March 1997, we acquired from Glaxo Wellcome, Inc. a full line of prescription formulations of ophthalmic, otic and topical products marketed under the brand name Cortisporin(R). In June 1998 we launched an extension of this product line called Cortisporin(R)-TC Otic. In addition, we purchased the Proctocort(R) cream formulation in January 1997 from Solvay Pharmaceuticals, Inc., and introduced the Proctocort(R) suppository product line extension in August 1997. For the year ended December 31, 1998, sales of Proctocort(R) suppositories exceeded sales of the original cream formulation. Overall, due to product line extensions and marketing efforts, we have increased sales of the Cortisporin(R) and Proctocort(R) product lines. The acquisition of Altace(R) will also provide strong cash flow, as we have entered into a five-year agreement with Hoechst Marion Roussel, Inc. to supply us with Altace(R) at a contract price which, at current selling prices, results in approximately 90% gross margins.

- National Sales and Marketing Infrastructure. We have a national sales and marketing infrastructure which includes over 200 sales representatives dedicated to promoting and marketing our branded pharmaceutical products to general/family practitioners and internal medicine physicians. Our sales representatives are supported by 25 telemarketers and customer service representatives. In addition, we expect to add approximately 50 sales representatives over the next six months, which will enhance our national coverage. We have an excellent relationship with our sales representatives as evidenced by an annual turnover rate of less than 5%. This low turnover rate results in stable relationships with general/family practitioners and internal medicine physicians.

- Manufacturing Expertise. We have flexible manufacturing capabilities which give us the ability to acquire a variety of pharmaceutical products, to integrate such products at attractive operating margins and to develop new formulations and product line extensions. We currently operate two facilities with a total of approximately one million square feet of manufacturing, warehouse, laboratory and office space. The Parkedale facility is one of the largest sterile manufacturing facilities in the United States. The Parkedale facility and the Bristol facility together can produce a broad range of formulations and dosage forms such as sterile solutions, injectables, tablets, capsules, creams, lyophylized (freeze-dried) products, liquids, suppositories, ointments, suspensions, and powders. Our manufacturing operations are integrated with our quality control, quality assurance, regulatory compliance, purchasing, production planning, distribution and inventory management operations. These integrated services enable us to maintain high quality standards for our products as well as provide reliable and timely service to our customers. Currently, our capacity utilization is approximately 50% at the Bristol facility and 30% at the Parkedale facility, providing us with substantial manufacturing capacity for future growth.

- Experienced and Dedicated Management Team. Our company has an experienced management team which is led by John M. Gregory, Chairman and Chief Executive Officer; Joseph R. Gregory, Vice Chairman; and Jefferson J. Gregory, President. These senior executives have an average of over 18 years of experience in the pharmaceutical industry. In addition, our company's management team (12 persons) owns approximately 41.3% of the our company's common stock.

GROWTH STRATEGY

         We believe that our ability to identify and integrate branded pharmaceutical products and to leverage our marketing and manufacturing infrastructure positions our company for continued growth. Specifically, we will pursue the following growth strategies:

- Seek Attractively Priced Product Acquisition Opportunities. We intend to continue to take advantage of industry consolidation and cost cutting trends and to selectively pursue acquisitions of branded pharmaceutical products. We generally seek branded pharmaceutical products that: (i) have some patent protection or potential for market exclusivity or product differentiation, (ii) lend themselves to product life cycle management, (iii) can benefit from focused marketing efforts in addition to product development, or (iv) complement our existing product lines.

- Enhance Sales Through Focused Marketing and Promotion. We seek to increase the sales of our branded pharmaceutical products through one-on-one meetings with physicians ("details" or "detailing") and promotional efforts including sampling, advertising and direct mail. For many of our branded pharmaceutical products, this increased focus on product detailing and promotion is contrasted with the marketing efforts made prior to our acquisition of the product. For example, we intend to significantly increase the primary details and sampling of Altace(R)to general/family practitioners and internal medicine physicians as compared with the corresponding efforts by Hoechst Marion Roussel, Inc. In addition, we will continue to leverage our sales force of over 200 representatives by marketing a variety of products to general/family practitioners and internal medicine physicians and thereby increase sales of other branded products.

- Increase Sales Through Product Life Cycle Management. Our product life cycle management includes pricing, product development, product position, identification of new therapeutic indications, maximization of pharmaceutical product exclusivity and competitor evaluation. To date, our product development efforts have focused on product line extension which allow us to leverage our brand names, enhance product differentiation and minimize sales lost to generic substitution. The implementation of this strategy has resulted in the introduction of two line extensions, Cortisporin(R)-TC Otic and Proctocort(R) suppositories. We will continue to pursue product line extensions of existing and newly acquired products.

- Capitalize on Global Distribution Rights. We have worldwide distribution rights to several of our branded pharmaceutical products. We intend to promote international sales of these products by entering into joint marketing and licensing agreements with international pharmaceutical companies and distributors. We believe one benefit will be low-cost access to foreign markets by utilizing the marketing and regulatory infrastructure of these companies.

COMPLETED ACQUISITIONS

         Certain information regarding our material acquisitions is set forth below:

                                                                                               DATE OF
SELLER                                         PRODUCTS ACQUIRED(1)                            ACQUISITION        PURCHASE PRICE
------                                         --------------------                            -----------        --------------

Hoechst Marion Roussel, Inc. ("HMR").......    Altace(R), Silvadene(R),AVC(TM)                 December 1998     $362.5 million
SmithKline Beecham Corporation (SmithKline")   Menest(R)                                       June 1998            5.0 million
Warner-Lambert Company ("Warner-Lambert)...    Fluogen(R), Anusol-HC(R), Procanbid(R),         February 1998      125.0 million(2)
                                               Pitocin(R) and others
Glaxo Wellcome, Inc ("Glaxo Wellcome").....    Septra(R), Proloprim(R), Mantadil(R),           November 1997       23.0 million
                                               Kemadrin(R), Neosporin(R), Polysporin(R)(3)
Glaxo Wellcome.............................    Viroptic(R)                                     May 1997             6.0 million
Glaxo Wellcome.............................    Cortisporin(R) product line                     March 1997          22.8 million
Solvay Pharmaceuticals, Inc................    Proctocort(R)                                   January 1997         1.5 million
Roberts Pharmaceutical Corporation.........    Nucofed(R), Quibron(R)                          October 1996         7.0 million
Boehringer Mannheim Pharmaceuticals
Corporation................................    Anexsia(R) product line(4)                      December 1994       17.6 million

(1) For additional information, see Note 6 to the notes to consolidated financial statements.
(2) The purchase price includes the acquisition of the Parkedale facility and certain manufacturing contracts for third parties.
(3) We acquired the exclusive licenses, free of royalty obligations, to market and manufacture prescription formulations of Neosporin(R) and Polysporin(R).
(4) We sold the Anexsia(R) product line to Mallinckrodt Chemical, Inc. in December 1995 for $32.0 million in cash and reported a $13.1 million net gain.

INDUSTRY

         Sales of pharmaceutical products in the United States were estimated to be in excess of $85 billion in 1997. Growth in the pharmaceutical industry is being driven primarily by: (i) the aging population; (ii) technological breakthroughs which have increased the number of ailments which can be treated with drugs; (iii) managed care's preference for drug therapy over surgery since drug therapy is generally less costly; and (iv) direct-to-consumer television advertising which has increased public awareness of available drug therapies.

         During the past decade, the pharmaceutical industry has been faced with cost containment initiatives from government and managed care organizations and has begun to consolidate. Consolidation is being driven by a desire among pharmaceutical companies to reduce costs through economies of scale and synergies, to add previously lacking U. S. or European sales strength or to add promising product pipelines or manufacturing capabilities in key therapeutic categories.

         Industry consolidation and cost containment pressures have increased the level of sales necessary for an individual product to justify active marketing and promotion from large pharmaceutical companies. For example, in 1997 the additional sales required for 1% sales growth for large global pharmaceutical companies such as Merck, Johnson & Johnson and Novartis Pharmaceuticals, a subsidiary of Novartis AG ("Novartis"), are $236 million, $226 million and $214 million, respectively. This has led large pharmaceutical companies to focus their marketing efforts on drugs with high volume sales, newer or novel drugs which have the potential for high volume sales and products which fit within core therapeutic or marketing priorities. As a result, major pharmaceutical companies increasingly have sought to divest small or non-strategic product lines which can be profitable for emerging pharmaceutical companies, like us, to manufacture and market.

PRODUCTS AND PRODUCT DEVELOPMENT

Branded Products

         We market a variety of branded prescription products over four therapeutic areas, including cardiovascular products (e.g., Altace(R)), anti-infective products (e.g., Cortisporin(R)), vaccines and biologicals (e.g., Fluogen(R)) and women's health products (e.g., Pitocin(R)). Our branded pharmaceutical products are generally in high volume categories and are well known for their indications (e.g., Cortisporin(R) and Altace(R)). Additionally, many of our branded products have limited or no generic competition, including patent protected products, vaccines and biologicals that have no generic equivalent or products that are difficult to formulate (e.g., creams, ophthalmic suspensions and otic suspensions). Branded pharmaceutical products represented 77% and 79% of our net revenues for the year ended December 31, 1998 and 1997.

         Cardiovascular products. Altace(R) has become our primary product within this segment. In February 1998, we acquired Procanbid(R), one of the products we acquired from Warner-Lambert. Procanbid(R) is a branded pharmaceutical product used to treat arrhythmia. Thalitone(R) is a hypertension-diuretic tablet indicated for the management of hypertension with patent protection through 2007. In connection with the Procanbid(R) acquisition, we also acquired exclusive rights to Polymatrix(TM), a sustained release drug delivery system patented through 2014, which we believe may have applications for other of our products.

         Anti-infective products. Our anti-infective products are marketed primarily to general/family practitioners and internal medicine physicians and are prescribed to treat uncomplicated infections of the eyes, ears and skin. Our products are generally in technologically mature product segments and as a result have limited product risk. These mature, stable products are well suited to our product life cycle management techniques. Cortisporin(R) is our largest product in the category and is an example of one of our product life cycle management techniques. In March 1997, we acquired a full line of prescription formulations of ophthalmic, otic and topical products marketed under the Cortisporin(R) brand name. The Cortisporin(R) brand name is well recognized and has been marketed for over 20 years. Physicians routinely write prescriptions for Cortisporin(R) ophthalmic ointments and suspensions, otic solutions and topical creams and ointments. Cortisporin(R) otic products, however, are used to fill prescriptions for only 3% of the total Cortisporin(R) otic prescriptions written due to a high degree of generic substitution. In June 1998 we introduced a product line extension, Cortisporin(R)-TC Otic suspension, used primarily in treating swimmers ear infections. Cortisporin(R)-TC Otic has an additional antibiotic and a dispersion agent which we believe helps in the absorption process. There is currently no Cortisporin(R)-TC Otic suspension generic substitute available and we believe that, because it is difficult to manufacture, it will take several years before a generic substitute will become available. We plan to market Cortisporin(R)-TC Otic suspension to physicians through product sampling and detailing. As long as there is no generic substitute, pharmacists filling Cortisporin(R)-TC Otic suspension prescriptions must dispense our product as written. We believe this strategy will enable us to capture a greater portion of the five to six million Cortisporin(R) otic prescriptions that are written each year.

         Vaccines and biologicals. Fluogen(R), one of the products acquired in February 1998 from Warner-Lambert, is a trivalent influenza virus vaccine that has been marketed for over 25 years and has historically been one of the major flu vaccines sold in the United States. The only other three companies authorized to sell flu vaccine in the United States are American Home Product's Wyeth division, Rhone Poulenc's Connaught division and Medeva. The U.S. market for flu vaccine is estimated to be approximately 80-90 million doses. In 1997 Fluogen(R) was voluntarily taken off the market by Warner-Lambert for a product reformulation to address the apparent lack of stability for one of the three virus strains covered by the product. On August 20, 1998, we received Food and Drug Administration ("FDA") approval to reintroduce Fluogen(R). We reintroduced Fluogen(R) in the third quarter of 1998 and expect to increase 1999 Fluogen(R) sales by increasing our production from 9 million doses to 20 million doses, for which we have already received FDA approval. We own worldwide rights to Fluogen(R) and expect to expand sales internationally. We believe that international sales of Fluogen(R) represent a significant opportunity due to limited supply and more attractive pricing for flu vaccine internationally.

         Women's health. We have a number of leading brand-name products in this category including Pitocin(R), the most recognized brand name in labor induction, and Anusol-HC(R), which is the number one prescribed hemorrhoidal product, according to industry sources. Both of these products have been on the market for many years and we believe were underpromoted by their previous owners.

         In an effort to further strengthen our women's health franchise, we acquired Menest(R) from SmithKline in June 1998. We previously manufactured this product for SmithKline. Menest(R) competes in the growing $2 billion estrogen replacement category. Menest(R) is well positioned in this category because the primary ingredient in the market leader's product is derived from the urine of pregnant mares. In contrast, Menest(R)'s active ingredient is derived from Mexican yams. Menest(R) also lends itself to product line extensions.

         Certain of our products are described below:

                          COMPANY ACQUIRED FROM
PRODUCT                   AND DATE OF ACQUISITION     PRODUCT DESCRIPTION AND INDICATION
-------                   -----------------------     ----------------------------------
Cardiovascular Products

Altace(R)(1).............. HMR                       A hard-shell capsule for oral administration indicated for the treatment of
                           (December 1998)           hypertension.
Thalitone(R)(2)........... Horus Therapeutics, Inc.  A hypertension-diuretic tablet indicated for the management of hypertension,
                           (December 1996)           either alone or in combination with other antihypertensive drugs, and for edema associated with congestive heart failure and various forms of renal dysfunction.

Procanbid(R).............  Warner-Lambert            A procainamide extended-release tablet indicated for the treatment of
                           (February 1998)           documented ventricular arrhythmia, such as sustained ventricular tachycardia, that, in the judgment of a physician, are life-threatening.

Anti-Infective Products

Cortisporin(R)............ Glaxo Wellcome            A full line of prescription antibiotic and anti-inflammatory formulations of
                           (March 1997)              ophthalmic ointments and suspensions, otic solutions and suspensions, and topical creams and ointments indicated for the treatment of corticosteroid-
                                                     responsive dermatoses with secondary infections.

Viroptic(R)............... Glaxo Wellcome            A sterile solution indicated for the treatment of ocular Herpes simplex virus,
                           (May 1997)                idoxuridine-resistant Herpes and vidarabine-resistant Herpes.  In November
                                                     1997, the FDA approved the expanded use of Viroptic to include pediatric patients, ages six and above.

Neosporin(R)(3)........... Glaxo Wellcome            A prescription strength ophthalmic ointment and solution indicated for the
                           (March 1997)              topical treatment of ocular infections. It is also formulated as a prescription strength genito-urinary concentrated sterile irrigant indicated
                                                     for short-term use as a continuous irrigant or rinse to help prevent infections associated with the use of indwelling catheters.

Polysporin(R)(3).......... Glaxo Wellcome            A prescription strength wide range antibacterial sterile ointment indicated for
                           (November 1997)           the topical treatment of superficial ocular infections.

Vira-A(R)................. Warner-Lambert            An antiviral ointment indicated for the topical treatment of ocular infections
                           (February 1998)           caused by the Herpes simplex virus types 1 and 2.

Chloromycetin(R).......... Warner-Lambert            A broad spectrum antibiotic ophthalmic ointment and solution indicated for
                           (February 1998)           the treatment of serious bacterial infections that are not responsive to other antibiotics or when other antibiotics are contraindicated. This product is also available in an otic solution and sterile injectable form for intravenous administration in the treatment of acute infections caused by salmonella and meningeal infections.

Septra(R)................. Glaxo Wellcome            An antibiotic indicated for the treatment of infectious diseases, including
                           (November 1997)           urinary tract infections, pneumonia, enteritis and ear infections in adults and children.

Coly-Mycin(R)............. Warner-Lambert            An antibiotic sterile parenteral indicated for the treatment of acute or
                           (February 1998)           chronic infections due to sensitive strains of certain gram-negative bacteria and a sterile aqueous suspension for the treatment of superficial bacterial infections of the external auditory canal.

Women's Health Products

Pitocin(R)................ Warner-Lambert            A sterile hormone solution used to initiate or improve uterine contractions
                           (February 1998)           during labor and to control bleeding or hemorrhage in the mother after childbirth.

Menest(R)................. SmithKline                A film-coated esterified estrogen tablet for the treatment of vasomotor
                           (June 1998)               symptoms of menopause, atrophic vaginitis, kraurosis vulvae, female hypogonadism, female castration, primary ovarian failure, breast cancer and prostatic carcinoma.

AVC(TM)(4)................. HMR                      Cream and suppositories for vaginal administration as indicated for the
                            (December 1998)          treatment of Candida albicans infections.

Anusol-HC(R)............... Warner-Lambert           A suppository and cream indicated for the relief of inflammation
                            (February 1998)          accompanying hemorrhoids (piles), post-irradiation proctitis, cryptitis and other inflammatory conditions of the anorectum.

Proctocort(R).............. Solvay Pharmaceuticals,  A hemorrhoidal preparation cream with hydrocortisone acetate which the
                            Inc. (January 1997)      Company has also developed into a suppository form.

Vaccines and Biologicals

Fluogen(R)................. Warner-Lambert           A trivalent vaccine for immunization against influenza (flu); composition of
                            (February 1998)          the vaccine is determined each year by the Centers for Disease Control and
                                                     Center for Biologics Evaluation and Research.

Aplisol(R)................ Warner-Lambert            A sterile aqueous solution of purified protein fraction for intradermal
                           (February 1998)           administration as an aid in the diagnosis of tuberculosis.

Histoplasmin(R)............Warner-Lambert            An aqueous solution used as an aid in the diagnosis of histoplasmosis (a
                           (February 1998)           respiratory infection due to a fungus) and to differentiate histoplasmosis from other myotic or bacterial respiratory infections.

Other Key Products

Adrenalin(R).............. Warner-Lambert            A sterile solution made from the active principle of the adrenal medulla used
                           (February 1998)           to relieve respiratory distress and hypersensitivity reactions and restore cardiac rhythm in cardiac arrest due to various causes.

Quibron(R)................ Roberts Pharmaceutical    A respiratory preparation containing theophylline produced in capsule, tablet
                           Corporation               and sustained-release tablet forms; indicated for the relief, treatment and/or
                           (October 1996)            prevention of asthma, chronic bronchitis, emphysema and similar chronic lung diseases.

Nucofed(R)...............  Roberts Pharmaceutical    A dye-free cough/cold preparation containing codeine and pseudoephedrine
                           Corporation               hydrochloride produced in syrup and capsule forms; indicated for the
                           (October 1996)            treatment of coughing and congestion where both are associated with upper respiratory infections and related conditions, such as common cold, bronchitis, influenza and sinusitis.

Tussend(R)(5)............  Not applicable            An internally developed cough/cold preparation containing hydrocodone produced in syrup, tablet and elixir forms; indicated for the relief and treatment of nonproductive coughs accompanying respiratory tract congestions due to colds, acute respiratory infections, bronchitis and hay fever.

Silvadene(R)(3)........... HMR                       A topical antimicrobial cream indicated as an adjunct for the prevention and
                           (December 1998)           treatment of wound sepsis in patients with second-and third-degree burns.

Monafed(R)................ Not applicable            An internally developed non-narcotic cough/cold preparation produced in sustained-release tablet form indicated for the treatment of coughing and related conditions associated with upper respiratory infections, common cold, bronchitis, influenza and sinusitis.

(1) We acquired licenses for the exclusive rights in the United States under various HMR patents to the active ingredient in Altace(R).
(2) We acquired the trademark for this product from Boehringer Ingelheim Pharmaceuticals, Inc.
(3) We have exclusive licenses, free of royalty obligations, to manufacture and market prescription formulations of these products.
(4)      We acquired HMR's worldwide rights to these products.
(5)      We acquired the trademark for this product from Marion Merrill Dow.

CONTRACT MANUFACTURING

         We utilize our excess manufacturing capacity to provide third party contract manufacturing. We currently provide contract manufacturing for many pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert, Mallinckrodt, Genetics Institute, Inc. and Hoffman-LaRoche, Inc. Many of the products that we contract manufacture are difficult to manufacture and, therefore, do not attract significant competition. Contract manufacturing as a percentage of sales has declined from 85% in 1994 to 19% of net revenues for the year ended December 31, 1998 as we have acquired branded pharmaceuticals products. Contract manufacturing, however, remains an important part of our business because it:

                  -        provides a stable, recurring source of cash flows;


                  - allows us to absorb overhead costs, and as such is an efficient utilization of excess capacity; and

                  - provides experience in manufacturing a broad line of formulations which is advantageous to us in pursuing and integrating acquired products.

GENERICS AND OTHER

         We are engaged in the development, manufacturing, packaging, marketing, distribution and sale of generic pharmaceutical products sold as prescription drugs. We currently have two generic products on the market, two other generic products which have been approved by the FDA and three abbreviated new drug applications ("ANDA") on file. We intend to continue to add new development projects as more pharmaceutical products lose their patent protection. Generic products and companion animal health products represent less than 1% of our total net sales for the year ended December 31, 1998. Through our companion animal health division, we are engaged in developing and expanding a comprehensive over-the-counter line of companion animal health products which are marketed under the Royal Vet and Show Winner tradenames.

SALES AND MARKETING

         Our principal marketing focus is on the sales of branded pharmaceutical products. We have a national sales force of over 200 sales representatives. We distribute our branded pharmaceutical products primarily through wholesale drug distributors. These products are ordinarily dispensed to the public through pharmacies on the prescription of a physician. For branded pharmaceutical products, our marketing and sales promotions principally target general/family practitioners and internal medicine physicians through detailing and sampling to encourage physicians to prescribe more of our products. The sales force is supported and supplemented by telemarketing and direct mail, as well as through advertising in trade publications and representations at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth or product acquisitions warrant.

         We also market and sell generic pharmaceutical products as well as companion animal health products. We market and sell our generic pharmaceutical products primarily to major hospitals and hospital buying groups. These products are marketed and sold primarily through 12 additional full-time sales representatives, telemarketing and direct mail.

         Our companion animal health care products are sold to retailers such as pet store chains, grocery stores and mass merchandisers. The promotion of our companion animal health care products is focused on obtaining shelf space in retail outlets through sales representatives and direct mail advertising. PETsMart, Inc., an international operator of pet care superstores, is the principal purchaser of our companion animal health care products under the Show Winner label.

         Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation which has increased our, and other industry participants', customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 1998, approximately 41.1% of our sales were attributable to four distributors: McKesson Corporation (11.4%), Cardinal/Whitmire (10.8%), Bergen Brunswig (12.6%) and AmeriSource (6.3%).

MANUFACTURING

         Our two manufacturing facilities are the Bristol facility, located in Bristol, Tennessee, and the Parkedale facility, located in Rochester, Michigan. These facilities have in the aggregate approximately one million square feet of manufacturing, packaging, laboratory, office and warehouse space. We manufacture our products in accordance with current good manufacturing practices ("cGMP") requirements and are licensed by the Drug Enforcement Agency ("DEA") to procure and produce controlled substances. We manufacture certain of our own branded and generic pharmaceutical products and companion animal health products as well as products owned by other pharmaceutical companies under manufacture and supply contracts which expire over periods ranging from one to five years.

         We can produce a broad range of dosage formulations, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, liquids, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to capture higher margins and pursue product line extensions more efficiently. However, currently 16 of our product lines, including Cortisporin(R) and the six product lines acquired in from Glaxo Wellcome, four of the product lines acquired from Warner- Lambert and all three of the products, including Altace(R) acquired from HMR, are manufactured in the same facilities in which they were previously manufactured as we have not yet received regulatory approval for their manufacture at our facilities. Capacity utilization is approximately 50% at the Bristol facility and is approximately 30% at the Parkedale facility, providing us with substantial manufacturing capacity for future growth. We intend to transfer, when advantageous, production of newly acquired branded pharmaceutical products and their product line extensions to our manufacturing facilities as soon as practicable after regulatory requirements and contract manufacturing requirements are satisfied.

         In addition to manufacturing, we have fully integrated manufacturing support systems including quality assurance, quality control, regulatory compliance and inventory control. These support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable services and goods to our customers on a timely basis. Companies that do not have such support systems in-house must out source these services.

         We manufacture pharmaceutical products for, among others, Amgen, Inc., Warner-Lambert, Centocor, B.V., Fujisawa Pharmaceutical Company, Genentech, Inc., Genetics Institute, Inc., Hoffman-LaRoche, Inc., Mallinckrodt, Novartis, Roberts Pharmaceutical Corporation, Santen Incorporated and SmithKline. Contract manufacturing represented in the aggregate approximately 19.3% and 14.6% of our net sales for the year ended December 31, 1998 and 1997. In 1995, in conjunction with our sale of the Anexsia(R) product line, we entered into a manufacture and supply contract with Mallinckrodt for the manufacture of the Anexsia(R) product line, which provides for a guaranteed minimum manufacturing fee of $4.8 million through 1999 and renewals thereafter at the option of Mallinckrodt for up to an additional three years.

         We require a supply of quality raw materials and components to manufacture and package drug products for us and for third parties with which we have contracted. Generally we have not had difficulty obtaining raw materials and components from suppliers in the past. Currently, we rely on approximately 300 suppliers to deliver the necessary raw materials and components. The loss of any one of these suppliers is not expected to have a material adverse effect on our ability to acquire raw materials and components. We have no reason to believe we will be unable to procure adequate supplies of raw materials and components on a timely basis. However, if for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to distribute our products as planned. In such case, our business, financial condition and results of operations could be materially and adversely affected.

RESEARCH AND DEVELOPMENT

         At the present time, we are not engaged in substantial clinical research activities. We are, however, involved in product development and continually seek to develop extensions to our product lines and to improve the quality and efficiency of our manufacturing processes. Our laboratories and product development scientists have produced several product line extensions to existing branded pharmaceutical products for which the Company has secured several ANDA approvals from the FDA.

GOVERNMENT REGULATION

         Our business and our products are subject to extensive and rigorous regulation at both the federal and state levels. Most importantly, nearly all of our products are subject to premarket approval requirements. Human and animal drugs are subject to similar regulatory requirements. New drugs are approved under, and are subject to, the Federal Food, Drug and Cosmetic Act (the "FDC Act") and the respective related regulations and biological drugs are subject to both the FDC Act and the Public Health Service Act (the "PHS Act") and the related regulations. Biological drugs are licensed under the PHS Act. ANDAs may be filed to secure marketing approval for generic forms of certain approved human drugs, but generally not for biological products.

         At the federal level, we are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the Federal Trade Commission ("FTC"), the U.S. Department of Agriculture, Occupational Safety and Health Administration ("OSHA") and the U.S. Environmental Protection Agency ("EPA"). The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

         We believe that we or our contract customers have the proper FDA approvals or other marketing authority for the drugs that we currently produce. When we acquire the right to market an existing approved pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer to us of marketing rights to the pharmaceutical products. We are also required to advise the FDA about any changes in certain conditions in the approved application as set forth in the FDA's regulations. Our strategy focuses on acquiring branded pharmaceutical products and transferring, when advantageous, their manufacture to our manufacturing facilities as soon as practicable after regulatory requirements are satisfied. In order to transfer manufacturing of the acquired branded products, we must demonstrate, by filing information with the FDA, that we can manufacture the product in accordance with cGMPs and the specifications and conditions of the approved marketing application. For changes requiring prior approval, there can be no assurance that the FDA will grant such approval in a timely manner, if at all.

         The FDA regulatory regime applicable to our generic pharmaceutical products depends on whether the branded drug is the subject of an approved marketing application or is marketed pursuant to the FDA's enforcement discretion and/or policies. If the pharmaceutical product to be offered as a generic version of a branded product is the subject of an approved marketing application, the generic product must be the subject of an ANDA and must be approved by the FDA prior to marketing. Pharmaceutical products produced by any manufacturer and marketed subject to the FDA's enforcement discretion and/or policies are not subject to generic drug approvals.

         The FDA also mandates that drugs be manufactured, packaged and labeled in conformity with cGMPs. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements to ensure product safety and efficacy. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the product must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

         The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operation.

         In November 1998 the Parke-Davis division of Warner-Lambert initiated a voluntary Class III recall for one lot of Procanbid(R) manufactured prior to our acquisition of Procanbid(R). A Class III recall is one in which use of, or exposure to, the product is not likely to cause adverse consequences. The recall was instituted because the lot at issue failed a dissolution test as part of the routine stability program at the 18-month interval. In February 1999 we notified the FDA that two additional lots of Procanbid(R), also manufactured prior to our acquisition of the product line, had failed the same dissolution test at the 24-month interval. If additional lots of Procanbid(R) are recalled, the reputation of the product and the value of the trademark associated therewith could be adversely affected.

         While we believe that all of our current pharmaceutical products are legally marketed under applicable FDA enforcement policies or have received requisite government approvals for manufacture and sale, such marketing authority is subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy application process. Our manufacturing facilities are continually subject to inspection by such governmental agencies and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory.

         We also manufacture and sell pharmaceutical products which are "controlled substances" as defined in the Controlled Substances Act and related federal and state laws, which establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA, a division of the Department of Justice, and state authorities. The DEA has a dual mission--law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent such articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the States of Tennessee and Michigan in order to engage in pharmaceutical development, manufacturing and distribution of pharmaceutical products containing controlled substances. We are licensed by the DEA to manufacture and distribute certain pharmaceutical products containing controlled substances. We have not experienced license revocations, restrictions or fines for non-compliance with the foregoing regulations but no assurance can be given that revocations, restrictions or fines which could have a material adverse effect upon our business, financial condition and results of operations will not be imposed upon us in the future.

         The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), as part of the FDC Act, which regulates such activities at both the federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state and states are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.

         Our Parkedale facility was one of six facilities owned by Warner-Lambert subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.). The Parkedale facility is currently manufacturing pharmaceutical products subject to the Consent Decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to cGMP regulations and are produced in accordance with an approved ANDA or new drug application ("NDA"). We are in the process of preparing for, and if appropriate, obtaining relief from the Consent Decree. There is no assurance that relief when and if sought will be granted. We believe the Parkedale facility is in compliance with the requirements of the Consent Decree.

         As a result of an FDA inspection in March and April 1998, we received an FDA Form 483 with respect to the Parkedale Facility. When an FDA inspector completes an authorized inspection of a manufacturing facility, Section 704(b) of the FDC Act mandates that the inspector give to the owner/operator of the facility a 483 listing the inspector's observations of objectionable conditions and practices. The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection. While no law or regulation requires us to respond to a 483, we have submitted our written response detailing the plan of action with respect to each of the observations made on the 483 and our commitment to correct the objectionable practice or condition. The risk to us of a 483, if left unaddressed, could include adverse regulatory action, including, among other things, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products. We believe the receipt of the 483 will not have a material adverse effect on our business, financial condition or results of operations. We have been informed by the FDA that a follow-up inspection will occur in the second quarter of 1999. There can be no assurance that the outcome of the inspection will be favorable.

         We cannot determine what effect changes in regulations or statutes or legal interpretation, when and if promulgated or enacted, may have on our business in the future. Changes could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on our business, financial condition and results of operations.

ENVIRONMENTAL MATTERS

         Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for certain of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future environmental compliance will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result in changes in environmental laws and regulations.

         Under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), the EPA can impose liability for the entire cost of cleanup of contaminated properties upon each or any of current and former site owners and operators or parties who sent waste to the site, regardless of fault or the legality of the original disposal activity. Many states, including Tennessee and Michigan, have statutes and regulatory authorities similar to CERCLA and to the EPA. We have hazardous waste hauling agreements with licensed third parties to properly dispose of hazardous wastes. We cannot assure you that we will not be found liable under CERCLA for the costs of undertaking a clean up at a site to which our wastes were transported.

COMPETITION

General

         We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Jones Medical Industries, Inc., ICN Pharmaceuticals, Inc., Dura Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Forest Laboratories, Inc., Roberts Pharmaceutical Corporation, Watson Pharmaceuticals, Inc. and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. Additionally, since the Company's products are generally established and commonly sold, they are subject to competition from products with similar qualities. The Company's branded pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

Generic Substitutes

         Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. Of our branded pharmaceutical products that have generic substitutes, we believe that only a small number face significant competition because many of our branded pharmaceutical products have sales levels that are too low to attract competition or are too difficult to manufacture or prove bioequivalence (i.e., the two products produce identical effects on the body).

         Approximately 17 of the Company's branded pharmaceutical products generated between $29,000 and $3.0 million in net sales for the year ended December 31, 1998. The Company believes that these products do not face significant competition from generic manufacturers because the market is too small to make competition from generic manufacturers profitable. In addition, we believe that pharmacists generally do not carry generic versions of branded drugs that have low sales volume because of the cost of carrying the inventory and the low sales volume.

         For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. This is easiest to prove when a drug is systemically absorbed into and measurable in the bloodstream. For example, some of our products are topical preparations and because topical preparations are less likely to be absorbed into the bloodstream it is more difficult to prove bioequivalence for topical products. While it typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes, we believe that for topical products the approval period is longer. By focusing our efforts in part on products with bioequivalence or complex manufacturing requirements, we are able to protect market share and produce sustainable, high margins and cash flows.

INTELLECTUAL PROPERTY

Patents and Licenses

         We consider the protection of discoveries in connection with our development activities important to our business. We intend to seek patent protection in the United States and selected foreign countries where deemed appropriate. We own U.S. Patents for Novel Chlorthalidone Process and Product, covering the raw materials used in the manufacture of Thalitone(R), and for Procanbid(R). These patents expire in 2007 and 2014, respectively. We also have a paid-up and non-exclusive license to certain other patent rights owned or controlled by Bristol-Myers Squibb which is used in the manufacture of Quibron(R). We have also applied for patents for an analysis test and a certain manufacturing process for products other than Quibron(R). We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable, to develop our competitive position.

         In connection with the Altace(R) product line, we acquired the exclusive rights in the United States under various HMR patents to the active ingredients in Altace(R) patented to 2008 and their metabolites patented to 2012. Our rights include the exclusive utilization of the active ingredients in Altace(R) in any combination as human therapeutic or human diagnostic products.

         We have exclusive licenses expiring June 2036 for the prescription formulations of Neosporin(R) and Polysporin(R) and a license expiring February 2038 for the prescription formulation of Anusol-HC(R). Such licenses are subject to early termination in the event we fail to meet specified quality control standards, including cGMP regulations with respect to the products, or commit a material breach of other terms and conditions of the licenses which would have a significant adverse effect on the uses of the licensed products retained by the licensor, which would include among other things, marketing products under these trade names outside the prescription field.

Trademarks

         We sell our branded products under a variety of trademarks. While we believe that we have valid proprietary interests in all currently used trademarks, only certain of the trademarks are registered with the U.S. government, including those for our principal branded pharmaceutical products Altace(R), Coly-Mycin(R), Fluogen(R), Procanbid(R), Anusol-HC(R), Cortisporin(R), Neosporin(R), Polysporin(R), Septra(R), Proctocort(R), Thalitone(R), Pediotic(R), Viroptic(R), Silvadene(R), Menest(R), Adrenalin(R), Pitocin(R), Aplisol(R), Quibron(R), Nocofed(R), Monafed(R), Tussend(R), Mantadil(R), Vira-A(R), Chloromycetin(R), and Kemadrin(R). Additionally, trademark applications for Monarchpharm(TM) and Show Winner(TM) are pending. We intend to market products under the following trademarks: AVC(TM), Arthrose(TM), Vetrin(TM) and Monahist(TM). We also own or have pending the Polymatrix(TM), Pro-Kemadrin(R), Histoplasmin(TM) and Royal Vet(R) trademarks and own or have pending the Classics That Work(SM) service mark and the registered service mark Secure-A-Sample(R).

BACKLOG

         As of December 31, 1998, we had no material backlog.

EMPLOYEES

         As of December 31, 1998, we employed 1,041 full-time and 19 part-time persons. Certain employees of the Parkedale Facility, representing approximately 31% of our employees, are covered by a collective bargaining agreement with the Oil, Chemical & Atomic Workers, International Union which expires February 28, 2003. We believe our employee relations are good. We employ a full-time Chaplain and offer as part of our employee benefits package access to additional counseling services.

ITEM 2.  PROPERTIES

         We own the manufacturing facilities listed below. These facilities include space for manufacturing, packaging, laboratories, offices and warehousing. The Company believes these facilities are adequate for the conduct of its operations.

                   Location                            Approximate Square Footage
                   --------                            --------------------------
               Bristol, Tennessee..................             500,000
               Rochester, Michigan ................             500,000

ITEM 3.  LEGAL PROCEEDINGS

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. As of December 31, 1998, we are a defendant in 52 lawsuits which claim damages for personal injury arising from our production of the anorexigenic drug, phentermine, under contract for SmithKline. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them,
(2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. We expect to be named in additional lawsuits related to our production of the anorexigenic drug under contract for SmithKline.

         While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and intend to vigorously pursue all available defenses available. We are being indemnified in all of these suits by SmithKline for which we manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon our independent negligence or intentional acts, and intend to submit a claim for all unreimbursed costs to our product liability insurance carrier. However, in the event that SmithKline is unable to satisfy or fulfill its obligations under the indemnity, we would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of our product liability coverage.

         We are involved in various routine legal proceedings incident to the ordinary course of our business. We believe that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of King is traded on the Nasdaq Stock Market under the symbol "KING." There were approximately 2,300 shareholders on December 31, 1998, based on the number of record holders of the Common Stock and an estimate of the number of individual participants represented by security position listings.

         The Company's Common Stock began trading on June 25, 1998 and the price range of Common Stock is described below:

                                                                                   1998
                                                                         -------------------------
                                                                         High                  Low
                                                                         ----                  ---
Second quarter (June 25 through June 30).......................         14 1/4               13 3/4
Third quarter (ended September 30).............................         21 3/8               12 3/4
Fourth quarter (ended December 31).............................         28 3/4               10 5/8

The Company has no plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this report.

                                                                                For the Year Ended December 31,
                                                             -------------------------------------------------------------------
                                                               1994          1995           1996           1997           1998
                                                             --------      --------      ---------      ---------      ---------
STATEMENT OF OPERATIONS DATA:
Net sales(1) ...........................................     $ 13,311      $ 25,441      $  15,457      $  47,351      $ 158,180
Development revenues(2) ................................           --            --          5,000            558          5,283
                                                             --------      --------      ---------      ---------      ---------
   Total revenue, ......................................       13,311        25,441         20,457         47,909        163,463
                                                             --------      --------      ---------      ---------      ---------
Gross profit ...........................................        3,557        13,311         11,675         34,875         99,411
Operating income (loss) ................................          931        16,031         (1,413)        13,357         55,438
Gain on sale of investment in affiliate(3) .............           --            --          1,760             --             --
Interest expense .......................................       (1,069)       (2,006)        (1,272)        (2,749)       (14,866)
Other income (expenses), net ...........................          554           367            578            (28)           145
                                                             --------      --------      ---------      ---------      ---------
Income (loss) before income taxes and extraordinary item          416        14,392           (347)        10,580         40,717
Income tax (benefit) expense ...........................         (501)        5,058           (107)         3,968         15,396
                                                             --------      --------      ---------      ---------      ---------
Income (loss) before extraordinary item ................          917         9,334           (240)         6,612         25,321
Extraordinary item net of income taxes(4) ..............           --           528             --             --         (4,411)
                                                             --------      --------      ---------      ---------      ---------
Net income (loss) ......................................     $    917      $  9,862      $    (240)     $   6,612      $  20,910
                                                             ========      ========      =========      =========      =========
Basic and diluted (loss) income per share:
  Income before extraordinary item......................     $   0.05      $   0.36      $   (0.02)     $    0.25      $    0.84
                                                             ========      ========      =========      =========      =========
  Net income............................................     $   0.05      $   0.36      $   (0.02)     $    0.25      $    0.69
                                                             ========      ========      =========      =========      =========

OTHER DATA:
EBITDA(5) ..............................................     $  2,124      $ 18,175      $   1,907      $  15,724      $  64,838
Capital expenditures(6) ................................          890         1,672          1,069          1,379         81,099
Cash flow from operating activities ....................          672        (2,585)        (6,269)         5,016          5,831
Cash flow from financing activities ....................         (890)       30,268         (2,126)       (53,977)      (425,975)
Cash flow from investing activities ....................          927       (18,143)          (781)        47,638        421,234

BALANCE SHEET DATA AS OF THE YEAR ENDED:
Working capital ........................................     $ (2,408)     $  7,599      $   7,749      $    (424)     $  31,087
Total assets ...........................................       38,477        33,942         39,279        104,863        668,171
Total debt .............................................       27,065         4,487         18,011         56,373        527,796
Shareholders' equity ...................................        1,935        11,011         15,697         29,334        101,436

(1) Total revenues decreased $4.9 million, or 19.3%, to $20.5 million in 1996 from $25.4 million in 1995 due primarily to the disposition of the Anexsia(R)product line, which had generated net revenues of $9.6 million in 1995.
(2) The Company developed four abbreviated new drug applications which were filed with the FDA on Mallinckrodt's behalf for a maximum of $2.5 million each paid upon FDA approval and validation of the process.
(3) In September 1996, the Company sold its entire 6.0% interest in an affiliated, privately held pharmaceutical company.
(4) Reflects gain on early extinguishment of debt in connection with the disposition of the Anexsia(R) product line in 1995 and the loss on early extinguishment of debt in connection with the repayment of certain debt instruments during 1998, net of income taxes of $272,000 and $2.8 million, respectively.

(5) "EBITDA" is defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization. We believe that EBITDA provide useful information regarding our ability to service our indebtedness, but should not be considered in isolation or as a substitute for operating income or cash flow from operations (in each case as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or as a measure of our liquidity.
(6) Capital expenditures represent the Company's purchases of property, plant and equipment. Capital expenditures exclude business and product acquisitions. For the year ended December 31, 1998, we completed approximately $495.9 million of business and product acquisitions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations. See "Risk Factors" for trends and uncertainties known to the Company that could cause reported financial information to differ materially from future results.

OVERVIEW

         We are a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of over 200 representatives, we market our branded pharmaceutical products to general/family practitioners and internal medicine physicians and hospitals across the country. Our business strategy is to acquire established branded pharmaceutical products and to increase their sales by focused marketing and promotion and through product life cycle management. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also create value by developing product line extensions for our branded pharmaceutical products such as new formulations, dosages or new indications. These product line extensions are attractive for the Company because they may have market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert, Mallinckrodt, Genetics Institute and Hoffman-LaRoche, Inc.

         Our branded pharmaceutical products can be divided into four therapeutic areas: (i) cardiovascular (including Altace(R), Thalitone(R) and Procanbid(R)), (ii) anti-infectives (including Cortisporin(R), Neosporin(R) and Coly-Mycin(R) M), (iii) vaccines and biologicals (including Fluogen(R), Aplisol(R) and Histoplasmin(TM)) and (iv) women's health (including Pitocin(R) and Menest(R)). All of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 26 products over the last 18 months, including Altace(R). In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of recognized prescription brand names includes, among others, Altace(R), Neosporin(R), Cortisporin(R), Pitocin(R), Anusol-HC(R) and Fluogen(R).

         Since December 1994, we have acquired 34 branded pharmaceutical products, developed three products internally, divested one product and introduced eight product line extensions. We acquired from Glaxo Wellcome the Cortisporin(R) product line in March 1997, (the "Cortisporin Acquisition") the Viroptic(R) product line in May 1997 and six additional branded products including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R) in November 1997 (the "Glaxo Acquisition").

         In February 1998, we acquired from Warner-Lambert 15 branded pharmaceutical products, the Parkedale facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $127.9 million, including $2.9 million of assumed liabilities (the "Sterile Products Acquisition").

         On June 30, 1998, we acquired the Menest(R) product line from SmithKline Beecham Corporation ("SmithKline") for $5.0 million.

         In June 1998, we launched our new Cortisporin(R)-TC Otic line. Cortisporin(R)-TC Otic is a product line extension for our Cortisporin(R) Otic Suspension product.

         In August 1998, we received approval by the FDA to reintroduce Fluogen(R) (influenza virus vaccine, Trivalent, Types A & B), which was acquired as part of the Sterile Products Acquisition and had been off the market since 1996. Fluogen(R) is a seasonal product with most of its sales occurring in the third and fourth quarters.

         In December 1998, we acquired from HMR for $362.5 million the United States rights to Altace(R), an ACE inhibitor, HMR's worldwide rights to Silvadene(R), a burn cream, and HMR's worldwide rights to AVC(TM), a vaginal anti-infective cream (the "Altace Acquisition").

         Our strategy is to continue to acquire branded pharmaceutical products and to create value by leveraging our marketing, manufacturing and product development capabilities. We expect that our strategy of acquiring branded pharmaceutical products will increase our revenues as a result of sales of such products and will increase gross margins. In general, margins are higher on our branded pharmaceutical products than on our other products, making branded products attractive to us. As soon as practicable after regulatory requirements are satisfied and when advantageous, we expect that manufacturing these acquired pharmaceutical products ourselves will increase our margins because the cost of producing pharmaceutical products on our own is lower than the cost of having these products manufactured by third parties. We may also be required to raise funds through additional borrowings or the issuance of debt or equity securities in order to finance additional branded product acquisitions and to expand or remodel our manufacturing facilities.

         We manufacture pharmaceutical products for a variety of pharmaceutical and biotechnology companies under contracts expiring at various times within the next five years. We intend to enter into additional manufacturing contracts in cases where we identify contracts that offer significant volumes and attractive margins. We have not accepted or renewed manufacturing contracts for third parties where we perceived insignificant volumes or revenues. In accordance with our focus on branded pharmaceutical products, we expect that, over time, our contract manufacturing and generic pharmaceutical and companion animal health product lines will become a smaller percentage of total revenues.

         The following summarizes approximate net revenues by operating segment (in thousands):

                                      For the Year Ended December 31,
                                     --------------------------------
                                      1996        1997         1998
                                     -------     -------     --------
         Branded pharmaceuticals     $ 2,939     $37,912     $125,399
         Contract manufacturing       10,890       6,982       31,611
         Other .................       6,628       3,015        6,453
                                     -------     -------     --------
              Total ............     $20,457     $47,909     $163,463
                                     =======     =======     ========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

         Net revenues increased $115.6 million, or 241.3%, to $163.5 million in 1998 from $47.9 million in 1997, due primarily to the acquisition of branded products in 1998 and late 1997 and increased contract manufacturing related to the Sterile Products Acquisition.

         Branded pharmaceutical products revenues increased $87.5 million, or 230.8%, to $125.4 million in 1998 from $37.9 million in 1997. The Glaxo Acquisition, Sterile Products Acquisition, Menest(R) and the Altace Acquisition collectively contributed $85.9 million in revenues from branded pharmaceuticals in 1998, including $17.7 million in net revenues from Fluogen(R) sales.

         Revenues from contract manufacturing increased $24.6 million, or 351.4%, to $31.6 million in 1998 from $7.0 million in 1997, due primarily to the increased contract manufacturing related to the Sterile Products Acquisition.

         Additionally, the Company recognized other revenues in 1998 of $5.0 million for the development and related FDA approval of two ANDAs filed in connection with its agreement with Mallinckrodt Chemical, Inc.

         Gross Profit

         Total gross profit increased $64.6 million, or 185%, to $99.4 million in 1998 from $34.9 million in 1997. The increase was primarily due to the increase in gross profit associated with branded pharmaceutical products of $61.3 million. Additionally, gross profit associated with contract development revenues, generic pharmaceutical sales, and companion animal health sales increased by $3.6 million.

         The gross profit of branded pharmaceutical products increased $61.3 million to $94.5 million in 1998 from $33.2 million in 1997. This increase was primarily due to increases in revenues from certain products acquired in the Sterile Products Acquisition, the Cortisporin Acquisition, the Glaxo Acquisition, and the Altace transaction in December 1998.

         The gross profit associated with contract development revenue, generic pharmaceutical sales, and companion animal health sales increased by $3.6 million to $5.5 million in 1998 from $1.9 million in 1997. The increase was primarily due to an increase in contract development revenue offset by a decrease in gross profit contribution of generic pharmaceutical and companion animal health products.

Selling, General and Administrative Expense

         Selling, general and administrative expenses increased $15.6 million, or 81.7%, to $34.7 million in 1998 from $19.1 million in 1997. This increase was primarily attributable to the hiring of additional sales representatives in 1998 and during the second half of 1997, as well as other additional personnel costs and marketing, promotion and sampling costs associated with the newly acquired branded product lines.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $6.9 million, or 287.5%, to $9.3 million in 1998 from $2.4 million in 1997. This increase was primarily attributable to the depreciation and amortization of the fixed assets and intangible assets acquired with the branded product acquisitions in 1997 and the Sterile Products and Altace Acquisitions in 1998.

Operating Income

         Operating income increased $42.0 million, or 313.4%, to $55.4 million in 1998 from $13.4 million in 1997. This increase was primarily due to incremental revenues and costs associated with the acquisition of branded products. As a percentage of net revenues, operating income increased to 33.9% in 1998 from 27.9% in 1997.

Interest Expense

         Interest expense increased $12.2 million, or 451.9%, to $14.9 million in 1998 from $2.7 million in 1997, as a result of additional long-term debt used to finance, in part, the acquisitions in 1998.

Income Tax Expense

         The effective tax rate in 1998 of 37.8% and 1997 of 37.5% was higher than the federal statutory rate of 35% primarily due to state income taxes.

Extraordinary item

         During 1998, the Company repaid certain long-term debt prior to maturity. The repayment resulted in extraordinary charges of $4.4 million, net of related tax benefits of $2.8 million, associated with the write-off of deferred financing costs.

Net Income

         Due to the factors set forth above, net income increased $14.3 million, or 216.7%, to $20.9 million in 1998 from $6.6 million in 1997.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Revenues

         Net revenues increased $27.4 million, or 133.7%, to $47.9 million in 1997 from $20.5 million in 1996. This increase was due primarily to the acquisition of 13 branded products since October 1996. Of these acquired branded products, the Cortisporin(R) product line contributed $21.7 million from the date of acquisition (March 21, 1997) through December 31, 1997, or 57.3% of total branded pharmaceutical sales of $37.9 million and 45.37% of total revenues, while the Company's additional branded products contributed an additional $16.6 million, or 43.8% and 34.7% of total revenues. There were two ANDAs on file with the FDA in connection with the disposal of the branded product,

Anexsia, and a related generic product line (the "Anexsia Product Line"), in December 1995. However, the Company did not recognize any income in 1997 related to this contract, compared to $5.0 million recognized in 1996. Revenues from contract manufacturing decreased $3.9 million, or 35.8%, to $7.0 million in 1997 from $10.9 million in 1996, due primarily to the expiration of a manufacturing contract.

Gross Profit

         Total gross profit increased $23.2 million, or 199% to $34.9 million in 1997 from $11.7 million in 1996. The increase was primarily due to the gross profit from branded pharmaceutical products such as the Cortisporin(R) product line which contributed $19.8 million of gross profit in 1997.

         Gross profit of $(187,000) in 1997 associated with contract manufacturing decreased $3.0 million from $2.8 million in 1996 primarily due to the expiration of a manufacturing contract. Additionally, gross profit from contract development, generic pharmaceutical products and companion animal health decreased $4.3 million or 69.0% to $1.9 million in 1997 from $6.2 million in 1996 primarily due to a decline in contract development revenues.

Selling, General and Administrative Expense

         Selling, general and administrative expenses increased $7.0 million, or 57.9% to $19.1 million in 1997 from $12.1 million in 1996. This increase was primarily attributable to the hiring of additional field sales representatives during late 1996 and early 1997, other additional personnel costs and marketing, promotion and sampling costs associated with the new branded product lines.

Depreciation and Amortization Expense

         Depreciation and amortization expense increased $1.4 million, or 142.6%, to $2.4 million in 1997 from $982,000 in 1996. This increase was primarily attributable to the amortization of the purchase price of the new branded product lines.

Operating Income

         Operating income increased $14.8 million to $13.4 million in 1997 from an operating loss of $1.4 million in 1996. As a percentage of net revenues, operating income was 27.9% in 1997. This increase was primarily due to increased revenues from the acquisition of branded products.

Gain on Sale of Investment in Affiliate

         In September 1996, the Company sold its entire 6.0% interest in an affiliated, privately-held pharmaceutical company, which had been co-founded by the Company's Chief Executive Officer, for $2.0 million, resulting in a gain of $1.8 million.

Interest Expense

         Interest expense increased $1.5 million, or 115.4%, to $2.8 million in 1997 from $1.3 million in 1996, as a result of additional term loans used to finance, in part, the acquisitions of branded products.

Income Tax (Benefit) Expense

         The effective tax rate in 1997 of 37.5% was higher than the federal statutory rate of 34% due to state income taxes.

Net Income

         Due to the factors set forth above, net income increased $6.8 million to $6.6 million in 1997 from a net loss of $240,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

General

         The Company's liquidity requirements arise from debt service, working capital requirements and funding acquisitions of branded products.

         The Company's recent cash requirements arose primarily in connection with the acquisition of branded pharmaceutical products. In 1996 the acquisition of two branded pharmaceutical products for $7.0 million was financed with a combination of cash and seller financing. In March 1997 the Company raised $23.0 million through a combination of equity ($8.0 million), notes payable with banks and borrowing under its then existing revolving line of credit to finance the acquisition of the Cortisporin(R) product line. Other product acquisitions in 1997, which totaled $6.6 million, were financed primarily with notes payable from banks and internally generated funds.

         On February 27, 1998, the Company consummated the Sterile Products Acquisition for $127.9 million, including assumed liabilities of $2.9 million, which was financed with a prior bank facility. The Company also used a portion of its prior bank facility to pay off approximately $50.0 million of long-term debt, which was then outstanding, including the borrowings used for the Glaxo Acquisition.

         On June 25, 1998 the Company completed its initial public offering of 4,000,000 shares of common stock, raising approximately $48.8 million of equity, net of underwriting discounts and other offering expenses. On July 27, 1998 the underwriters exercised the option to purchase additional shares to cover over-allotments of shares. Pursuant to this option, the underwriters purchased 214,730 additional shares with 104,730 of the shares purchased from the Company and 110,000 shares purchased from selling shareholders. The sale of the over-allotment provided the Company with approximately $1.1 million of net proceeds after underwriting discounts, commissions and offering expenses. The Company used a portion of the net proceeds to repay approximately $37.4 million of debt outstanding under its prior bank facility in July 1998.

         In December 1998, the Company completed the Altace Acquisition for $363.0 million, including acquisition costs of approximately $450,000. A portion of the purchase price, $287.5 million, was financed with proceeds from the senior credit facility and the remainder of the purchase price, $75.0 million, with the seller notes. The balance of the proceeds from the senior credit facility was used to refinance prior bank debt.

         As of December 31, 1998, the Company had available up to $56.0 million under its revolving line of credit pursuant to the senior credit facility, which allows for total borrowing of up to $75.0 million at any time.

Year ended December 31, 1998

         Net cash provided by operating activities was $5.8 million for the year ended December 31, 1998. The Company's net cash provided by operating activities was primarily the result of $20.9 million in net income resulting from sales from recently purchased additional branded products, adjusted for non-cash charges for depreciation and amortization of $9.3 million, and an extraordinary loss on early retirement of existing indebtedness of $7.2 million. The Company's net cash provided by operating activities was negatively impacted by an increase in receivables and inventory of $31.1 million and $15.7 million, respectively. However, cash flows from operations was positively impacted due to changes in its accounts payable, accrued expenses and income taxes by $6.7 million, $5.7 million, and $1.7 million, respectively.

         Cash flows used in investing activities was $426.0 million due principally to the Sterile Products and the Altace Acquisitions, the Menest(R) acquisition, and other purchases of property and equipment.

         Net cash provided by financing activities was $421.2 million, which was a result of the net proceeds from the initial public offering, and proceeds from long-term debt to finance the Sterile Products and the Altace Acquisitions.

Year ended December 31, 1997

         Net cash provided by operating activities was $5.0 million for the year ended December 31, 1997. The Company's net operating cash in 1997 was primarily the result of $6.6 million in net income resulting from sales from recently purchased additional branded products, adjusted for non-cash charges of $2.4 million for depreciation and amortization, additional income taxes and deferred taxes of $1.5 million, and related increases in accounts receivable, inventories, accounts payable and accrued expenses of $6.3 million, $4.8 million, $3.6 million and $2.2 million, respectively.

         Net cash used in investing activities for the year ended December 31, 1997 was $54.0 million and was the result of cash of $52.4 million paid for the acquisition of new branded product lines as well as cash of $1.4 million paid for purchases of property and equipment.

         Net cash provided by financing activities was $47.6 million, which was the result of (i) aggregate borrowings of $14.0 million to finance the acquisition of the Cortisporin(R) product line in 1997, other product acquisitions totaling $6.6 million financed in 1997, the refinancing of all remaining acquisition term loans along with the acquisition of six additional products for $23.0 million in November 1997, and the net increase in the revolving line of credit of $6.2 million, offset by payments on long-term debt and capital lease obligations of $23.8 million, (ii) proceeds from issuance of common shares of $8.0 million in connection with the acquisition of the Cortisporin(R) product line and (iii) repayment on shareholder notes receivable of $2.1 million.

         As a result of the factors discussed above, cash and cash equivalents decreased from $1.4 million at December 31, 1996 to $69,000 at December 31, 1997.

Year ended December 31, 1996

         Net cash used in operating activities was $6.3 million for the year ended December 31, 1996. The Company's net use of operating cash in 1996 was primarily a result of a $1.4 million operating loss, excluding the $1.8 million gain on sale of investment in affiliate, offset by $1.0 million of depreciation and amortization, an increase in income taxes receivable of approximately $3.6 million resulting from federal and state tax payments made by the Company in 1996, as well as an increase in inventory of $1.9 million due to the acquisition of three branded pharmaceutical products and the internal development of a complete generic product line in the fourth quarter of 1996.

         Net cash used in investing activities for the year ended December 31, 1996 was $2.1 million and was primarily the result of cash paid of $3.0 million and $1.0 million for the acquisition of three new branded product lines and costs associated with generic pharmaceutical products as well as property and equipment purchases, respectively. Additionally, the Company received $2.0 million from the sale of its 6.0% investment in an affiliated, privately-held pharmaceutical company.

         Net cash used in financing activities was $781,000 for the year ended December 31, 1996, which was comprised of payments on the revolving line of credit and other term loans of $3.4 million and $2.8 million, respectively, offset by proceeds from a $2.5 million term loan used to finance, in part, the acquisition of certain branded pharmaceutical products and $2.8 million raised in an employee stock purchase plan and from shareholders and members of management.

         As a result of the factors discussed above, cash and cash equivalents decreased from $10.6 million as of December 31, 1995, to $1.4 million as of December 31, 1996.


Certain Indebtedness and Other Matters

         As of December 31, 1998, the Company had outstanding approximately $525.9 million of long-term debt (including current portion), including borrowings under its revolving line of credit agreement and term loans. Of these amounts, approximately $444.0 million were at variable rates based on LIBOR and the remainder at fixed rates. The Company has entered into two interest rate swap agreements with notional principal amounts aggregating $100.0 million with a commercial bank to exchange its variable LIBOR for fixed LIBOR rate interest of approximately 5.5%. The Company does not believe its exposure to changes in interest rates under its remaining variable rate agreements will have a material effect on its financial condition or results of operations. Certain financing arrangements require the Company to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements.


         On December 22, 1998, the Company amended and restated its prior bank facility to (A) finance the Altace Acquisition; (B) refinance the Company's prior bank facility and (C) provide for ongoing working capital and other financing requirements. The senior credit facility provides for up to $500.0 million of aggregate borrowing capacity, consisting of a secured $150.0 million tranche A term loan, a secured $275.0 million tranche B term loan, and a secured revolving credit facility in an aggregate amount of $75.0 million. The revolving credit facility includes a $10.0 million sublimit available for the issuance of letters of credit and a $5.0 million sublimit available for swingline loans.

         The loans under the senior credit facility bear interest, at the Company's option, at either:

(1) the base rate (which is based on the prime rate most recently announced by Credit Suisse First Boston or the federal funds rate plus one-half of 1%) plus
(A) in the case of the tranche A term loan and borrowing under the revolving credit facility, an applicable spread ranging from 1.25% to 2.25% (based on a leverage ratio) and (B) in the case of the tranche B term loan, 2.75%; or

(2) the applicable London interbank rate plus (A) in the case of the tranche A term loan and borrowings under the revolving credit facility, an applicable spread ranging from 2.25% to 3.25% (based on a leverage ratio) and (B) in the case of the tranche B term loan, 3.75%.

         The tranche A term loan is subject to certain specified amortization payments required to be made in quarterly installments commencing on March 31, 1999 until December 22, 2004. The tranche B term loan is subject to certain specified amortization payments required to be made in quarterly installments commencing on March 31, 1999 until December 22, 2006. The revolving credit facility is available until December 22, 2004. In addition, the loans and the aggregate available commitments under the senior credit facility will be reduced upon the occurrence of certain specified events as outlined in the agreement.

         The Company's obligations under the senior credit facility are unconditionally guaranteed on a senior basis by each direct and indirect majority owned U. S. subsidiary of the Company. In addition, the senior credit facility is collateralized by substantially all of the real and personal property of the Company.

         The senior credit facility contains a number of covenants that, among other things restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guaranty obligations, repurchase or redeem capital stock or repay subordinated indebtedness except in accordance with the subordination provisions, pay dividends or make capital distributions, enter into sale and leaseback transactions, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with affiliates, make loans, change its fiscal year, change its business and otherwise restrict corporate activities.

         The Company also financed a portion of the Altace Acquisition with $75.0 million senior subordinated seller notes with interest payable monthly at 10%, due in December 2007. These notes were refinanced in March 1999 with 10 3/4 senior subordinated notes.

         On February 27, 1998, the Company entered into a $195.0 million credit agreement, the proceeds of which were used to finance the Sterile Product Acquisition and to pay off $40.0 million of term loans and other outstanding borrowings. This facility was refinanced by the senior credit facility entered into on December 22, 1998 described above.

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

CAPITAL EXPENDITURES

         Capital expenditures, including capital lease obligations, were $81.1 million and $1.5 million for the years ended December 31, 1998 and 1997, respectively. The principal capital expenditures included property and equipment purchases in connection with the Sterile Products Acquisition. As a result of the Sterile Products Acquisition, the Company expects that it may need to incur additional capital expenditures over the next few years in connection with the maintenance and operation of the Parkedale facility. In addition, the Company expects to increase its capital expenditures over the next few years as a part of its acquisition and growth strategy.

YEAR 2000 READINESS

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

         Because the Company's operations depend on the uninterrupted flow of materials and services from its contract manufacturers and other suppliers, the Company's plans for Year 2000 readiness include receiving and analyzing information from its suppliers with regard to their progress toward Year 2000 readiness. The Company intends to continue to monitor the progress of its key suppliers toward Year 2000 readiness. The Company considers the most reasonably likely worst case scenario is that one or more of the Company's suppliers encounters a Year 2000 problem and is unable to supply materials. If this occurs and the Company could not obtain the same materials from another vendor, production could be interrupted which could result in lost sales and profits. In addition, while the Company is taking action to correct deficiencies in its own systems, it is possible that one or more of the Company's facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

         The Company estimates that it will spend between $1.0 million and $1.5 million to become Year 2000 ready. The majority of this spending will constitute replacement costs of non-compliant information technology systems and the reprogramming of existing systems. It is possible that the actual cost of the Company's Year 2000 readiness effort could exceed these estimates. Funds for this project have come from the Company's cash flows and costs have been expensed as incurred except for hardware, which has been capitalized. For the years ended December 31, 1997 and 1998, the Company has incurred approximately $88,000 and $38,500, respectively, to become Year 2000 ready.

IMPACT OF INFLATION

         The Company has experienced only moderate raw material and labor price increases in recent years. While the Company has passed some price increases along to its customers, the Company has primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 130, Reporting Comprehensive Income, became effective in 1998. SFAS No. 130 establishes standards for reporting of comprehensive income and its components in the financial statements. In 1996 and 1997 the Company had other comprehensive income of $16,000, net of tax, related to an unrealized loss on securities. The Company had no other comprehensive income in 1998.

         SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, became effective in 1998. SFAS No. 131 requires public business enterprises to adopt its provisions for periods beginning after December 15, 1997, and to report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. The adoption of SFAS 131 did not affect the Company's results of operations or financial condition. However, prior year disclosures have been reclassified to conform with the provision of this statement.

         On June 15, 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company is evaluating the provisions of SFAS No. 133, but the impact, if any of its adoption, has not yet been determined.

FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

         These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and other sections of this Annual Report on Form 10-K.

         Such forward-looking statements include, but are not limited to: (a) anticipated developments and expansions of the Company's business; (b) increases in sales of recently acquired products, especially Altace(R) as described in "The Company"; (c) development of product line extensions; (d) the products which the Company expects to offer; (e) the intent to market and distribute certain of our products internationally; (f) the intent to manufacture certain products in our own facilities which are currently manufactured for us by third parties; (g) the intent, belief or current expectations of the Company, its directors or its officers, primarily with respect to the future operating performance of the Company; (h) expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates; and (i) expectations regarding the Company's financial condition and liquidity as well as future cash flows and earnings.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; dependence on continued acquisition of products; management of growth of business and integration of product acquisitions; changes in current pricing levels; development of new competitive products; changes in economic conditions and federal and state regulations; competition for acquisition of products; manufacturing capacity constraints; and the availability, terms and deployment of capital. See "Risk Factors."

         We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of the Company's financial instruments are subject to market risks, including interest rate risk. The Company's financial instruments are not currently subject to foreign currency risk or commodity price risk. The Company has no financial instruments held for trading purposes.

         The Company is exposed to market risk related to changes in interest rates on borrowings under its senior credit facility. The senior credit facility bears interest based on LIBOR. However, the Company has entered into an aggregate notional principal amount of $100.0 million in interest rate swap agreements to manage a portion of its exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 1998, the Company's swap agreements are effective through 2001. Under these agreements, the Company pays a fixed weighted average interest rate of 5.5% and receives a floating interest rate based on the one-month LIBOR.

         The fair value of the interest rate swap agreements represent the estimated payments or receipts that would be made to terminate the agreements. At December 31, 1998, the Company would have paid approximately $2.8 million to terminate the agreements. The fair value is based on dealer quotes. The Company has $444.0 million of debt remaining that bears interest at a variable rate. Accordingly, an increase in interest rates would adversely affect interest expense.

         The following table sets forth the Company's financial instruments that are sensitive to interest rates as of December 31, 1998 (in thousands):

                          Weighted
                           Average
                          Interest                                                                                       Estimated
                          Rate at                                                                                           Fair
                         Year-End                                    Maturities                                            Value
                        ---------   ----------------------------------------------------------------------------------   ----------
                                     1999        2000        2001        2002         2003      Thereafter     Total
                                    -------     -------     -------     -------     --------     --------     --------
Debt:
  Fixed rate ........      7.2%     $ 2,700     $   971     $ 1,029     $ 1,091     $ 1,156     $ 75,000     $ 81,947     $ 83,500
  Variable rate .....      8.6%      10,250      17,750      25,250      32,750      40,250      317,750      444,000      444,000
Interest rate swaps..      5.5%          --          --          --          --          --           --           --       (2,787)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by this item is set forth at the pages indicated in Item 14(a) below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors and key employees of the Company as of December 31, 1998 are as follows:

NAME                            AGE                              POSITION HELD
----                            ---                              -------------
John M. Gregory                 45         Chairman of the Board of Directors and Chief Executive Officer
Jefferson J. Gregory            43         President of King Pharmaceuticals, Inc. and of Parkedale
                                           Pharmaceuticals, Inc.  and Director
Joseph R. Gregory               44         Vice Chairman of the Board of Directors of the Company, President of Monarch
                                           Pharmaceuticals, Inc.
Brian G. Shrader                30         Chief Financial Officer
James E. Gregory                47         Executive Vice President, General Manager (Bristol)
R. Henry Richards, M.D.         54         Executive Vice President, Medical Affairs
John P. McCoy                   50         Executive Vice President, Quality
Terri D. White-Gregory          36         Executive Vice President, Financial Analyst
John A. A. Bellamy              36         Executive Vice President, Legal Affairs and General Counsel
Ronald C. Siegfried             57         Executive Vice President, Development
Steven M. Samet                 49         Executive Vice President, General Manager (Parkedale)
Kyle P. Macione                 35         Executive Vice President, Investor Relations
Michael R. Hilton               51         Vice President, Sales and Marketing
Thomas K. Rogers, III           45         Vice President, Regulatory Affairs
Edward J. Reilly                46         Vice President, Brand Management
Moises Saporta                  61         Vice President, Manufacturing
Norman T. Miller                54         Senior Director, Regulatory Affairs (Compliance)
Ernest C. Bourne                57         Director
Lois A. Clarke                  53         Director
Frank W. De Friece,  Jr.        78         Director
D. Greg Rooker                  51         Director
Ted G. Wood                     61         Director


         John M. Gregory has served as Chairman of the Board of Directors since the Company's inception in 1993 and Chief Executive Officer since 1994. He previously co-founded General Injectables and Vaccines, Inc. ("GIV") and served as President of GIV from 1984 through 1994. Prior to co-founding GIV, he was the owner and registered pharmacist of a pharmacy located in Bastian, Virginia. He graduated from the University of Maryland School of Pharmacy with a B.S. in Pharmacy in 1976.

         Jefferson J. Gregory has served as President of King Pharmaceuticals, Inc., since 1993, and as President of Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, since February 1998 and as a Director since 1995. He was formerly the Director of Regulatory Affairs and Product Information for GIV from 1991 to 1993 and was a consultant to the pharmaceutical industry from 1989 to 1991. He formerly served as a registered pharmacist in retail pharmacies in the Washington D.C. and Baltimore, Maryland metropolitan areas. He graduated from the University of Maryland School of Law with a Juris Doctor in 1985, University of Maryland School of Pharmacy with a B.S. in Pharmacy in 1979, and Montgomery College with an Associate of Arts in 1976.

         Joseph R. Gregory has served as President of Monarch Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, since 1994, has served as a Director since 1993 and as Vice Chairman of the Board of Directors of the Company since December 1997. Prior to joining the Company, he was the Chief Operating Officer of GIV from 1987 to 1994 and also served as the President of Insource/Williams, Inc., a GIV subsidiary, from 1989 to 1994. He previously served as President of The Buying Group Network/A Service of Pharmacist Shared Services. He graduated from the University of Maryland School of Business with a B.S. in Business Administration in 1977.

         Brian G. Shrader, CPA, has served as Chief Financial Officer since 1993. He was formerly the Manager of Accounting for GIV from 1990 to 1993. He is a current member of the American Institute of Certified Public Accountants and Virginia Society of CPA's. He graduated from the Virginia Polytechnic Institute and State University with a B.S. in Accounting in 1990 and a Masters of Accountancy in 1991.

         James E. Gregory has served as Executive Vice President, General Manager (Bristol) and Production/Administration since February 1995. Previously, he was the Deputy Executive Officer of the Washington D.C. Court system from 1990 through 1995 and a senior administrator with that court from 1987 to 1990. He was responsible for managing all business affairs for another major urban court system in Phoenix, Arizona from 1982 to 1985 and was the Deputy County Recorder for Maricopa County (Phoenix) from 1985 to 1987. Through management consulting firms, he provided administrative systems consulting services to various state court systems from 1973 to 1982. He graduated from American University with a Masters of Public Administration in 1979 and the University of Maryland with a B.A. in History in 1973.

         R. Henry Richards, M.D. has served as Executive Vice President of Medical Affairs since 1994. He also was the Medical Director/Director of Managed Care for GIV during 1993. He served as the Vice President Medical Director for Medical Dimensions, Inc. from 1991 to 1993, after having served as a M.D. in private practice (Internal Medicine, Hypertension and Nephrology) since 1976. He was also the Medical Director for the Hypertension Medical Clinic of San Jose and Review Services Inc., Resource Consultant for Health Strategies in San Jose, was associated with Samaritan Kidney Medical Associates, San Jose and Medical Director, Hospital Private Review in Campbell, California. Dr. Richards graduated from the University of Maryland with a M.D. in 1971, the Atlantic Christian College with a B.S. in Biology in 1966, and Montgomery College with an Associate of Arts in 1963.

         John P. McCoy has served as Executive Vice President of Quality since 1994. He previously served as the Director of Total Quality Management/Marketing/Logistics, Material Management and Planning for Connaught Laboratories in Swiftwater, Pennsylvania from 1986 to 1993. He was the Group Manager, Logistics Services Manager and Manufacturing Planner for McNeil Pharmaceuticals from 1982 to 1986; Distribution Planning Manager from 1979 to 1982; and Manager, Marketing/Sales Systems, Distribution Center Manager and Traffic Manager from 1971 to 1979. He graduated from Pennsylvania State University with a B.S. in Business in 1970, and he also completed graduate work at the University of Pennsylvania from 1983 to 1986.

         Terri D. White-Gregory, CPA, has served as Executive Vice President, Financial Analyst since 1996. She served as a financial analyst for Westinghouse Electric in 1995 and as a consultant and sole proprietor in public accounting from 1993 to 1996. From 1988 to 1993, she was an audit manager and supervisor in the Emerging Business Services Group of Coopers & Lybrand L.L.P., in Washington D.C. and Roanoke, Virginia and was a senior associate on the audit staff of Ernst & Young LLP in Columbia, South Carolina from 1985 to 1988. She graduated from The Ohio State University with a B.S. in Business Administration in 1985.

         John A. A. Bellamy has served as Executive Vice President of Legal Affairs and General Counsel since February 1995. He was formerly a corporate attorney with the law firm of Hunter, Smith & Davis in Kingsport, Tennessee from 1990 to 1995. He graduated from the University of Tennessee College of Law with a J.D. with Honors in 1990, and graduated Summa Cum Laude with Honors in Independent Study from King College in 1984 with a B. A. degree in Classics and English. He is a member of the Licensing Executives Society.

         Ronald C. Siegfried has served as Executive Vice President of Development, Vice President of Development, Technical Services and Manufacturing since December 1993. He previously served as Director of Manufacturing for RSR Laboratories, Inc. ("RSR Laboratories"), from 1990 to 1993, was the Manager of Manufacturing and a Product Development Chemist for Beecham Laboratories from 1972 to 1990, and was a Product Development Chemist for Bristol Laboratories, a division of Bristol-Myers Squibb from 1964 to 1972. He graduated from the Rochester Institute of Technology with a B.S. in Chemistry in 1964.

         Steven M. Samet has served as Executive Vice President, General Manager (Parkedale Facility) since its acquisition by the Company February 28, 1998. For the 12 years prior, he served as Vice President, General Manager of Parke-Davis Sterile Products Operations, overseeing both Rochester, Michigan and Dublin, Ireland operations. From 1973 to 1986, Mr. Samet held various operations positions with both Elkins-Sinn, Inc. and Sterling Drugs. Mr. Samet received an M.B.A. from the Michigan State Advanced Management Program in 1989 and a B. S. in Biology from the State University of New York in 1972.

         Kyle P. Macione has served as Executive Vice President, Investor Relations since January 1998 and as Corporate Counsel since March 1996. He was formerly a corporate attorney with the law firm of Elliott Lawson & Pomrenke in Bristol, Virginia from 1992 to 1996. He graduated from Washington & Lee University School of Law with a Juris Doctor in 1991, University of Alabama with a Masters of Accountancy in 1987, and University of Mississippi with a Bachelor of Accountancy in 1986. He is a Certified Public Accountant and licensed to practice law in Tennessee and Virginia.

         Michael R. Hilton has served as Vice President of Sales and Marketing and Director of Marketing since July 1995. From 1991 to 1995, he served in the capacity of Vice President, Marketing and Business Development and marketing director for Richwood Pharmaceuticals, KV Pharmaceuticals and RSR Laboratories. From 1973 to 1990 he served in various sales and marketing and public relations positions with Beecham Laboratories. He graduated from Ferris State University with a B.S. in Marketing in 1970.

         Thomas K. Rogers, III has served as Vice President, Regulatory Affairs, since April 1997. He previously served as Director of Regulatory Affairs from 1995 to 1997 and as Manager of Regulatory Affairs from 1994 to 1995. Prior to joining the Company, he served RSR Laboratories as Manager of Scientific Development from 1991 to 1993, and Manager of Quality Assurance from 1990 to 1991. He served Beecham Laboratories as Manager of Quality Assurance from 1988 to 1990 and as Microbiologist from 1979 to 1988. He graduated from East Tennessee State University with a M.S. in Microbiology in 1977 and from Milligan College with a B.S. in Biology in 1975.

         Edward J. Reilly has served as Vice President, Brand Management of Monarch Pharmaceuticals, Inc., since January 1999. Previously, he was Product Manager with Hoechst Marion Roussel, Inc., from 1990 to 1998. Since 1981 he served in various sales and management and product management capacities with Merrell Dow Pharmaceuticals and Marion Merrell Dow Pharmaceuticals. He graduated from the State University of New York in 1976 with a B. S. in Biology.

         Moises Saporta has served as Vice President of Manufacturing of King Pharmaceuticals, Inc. since 1998. He was formerly Senior Director of Technology Development. He previously served as Vice President World Wide Manufacturing Operations for Roberts Pharmaceutical Corporation from 1991 to 1997. From 1988 to 1991, he was Assistant Director, Manufacturing and Engineering, with Whitehall International. He served as plant manager and area manager for American Cyanamid Company from 1981 to 1988 in Argentina. From 1977 to 1981, he was manager of Pharmaceutical Technology for E. R. Squibb & Sons International. He served in a series of technical operations and planned management positions for USV Pharmaceutical internationally and domestically from 1966 to 1977. From 1961 to 1966, he served as manager of technical operations for F. Hoffman-LaRoche. He graduated from the University of Chile in 1960 as a Pharmaceutical Chemist.

         Norman T. Miller has served as Senior Director, Regulatory Affairs (Compliance), since December 1993. He previously served as a Research Compliance Specialist and as acting Director of Compliance for Beecham Laboratories from 1988 to 1990. From 1990 to 1993 he served as Manager of Regulatory Affairs for RSR Laboratories. Prior to 1988, he served as Resident-in-Charge, Senior Investigator and Inspector for the FDA for 28 years. He graduated from South Dakota State University with a M.S. in Animal Science-Biochemistry minor in 1960 and a B.S. in Animal Husbandry in 1958.

         Ernest C. Bourne has served as President of the International Division since January 1999 and as a Director since October 1997. From 1968 until January 1999, he had been employed with Bourne & Co., Inc., an investment banking firm, where he served as President.

         Lois A. Clarke has served as a Director of the Company since April 1997. Presently she is Executive Vice President and Chief Financial Officer of The United Company in Bristol, Virginia, one of the Company's principal shareholders. She also serves as President of United Investment Corporation, a registered investment advisor, and an affiliate of The United Company. Ms. Clarke has been with The United Company since 1971 and has been responsible for financial matters of the Company. She is a graduate of McClains College with a degree in Accounting.

         Frank W. De Friece, Jr. has served as a Director of the Company since October 1997. He has served as President, Vice President, Fund Administrator and Board member of the Massengill De Friece Foundation, Inc. since 1950. Since 1946 he served in various capacities with the S.E. Massengill Company. He served as President of the S.E. Massengill Company from 1960 to 1971 when the company was purchased by Beecham, Inc. From 1971 to 1973, he served as Board Member Vice Chairman of Beecham, Inc. He graduated from Roanoke College with a B.S. in Chemistry in 1946.

         D. Greg Rooker has served as a Director of the Company since October 1997. Mr. Rooker is the owner and President of Family Community Newspapers of Southwest Virginia, Inc., Wytheville, Virginia ("FCN"). FCN consists of six community newspapers and a national monthly motor sports magazine. Mr. Rooker is a graduate of Northwestern University with a degree in Journalism.

         Ted G. Wood has served as a Director of the Company since April 1997. Presently, President, United Operating Companies, affiliates of The United Company in Bristol, Virginia, one of the Company's principal shareholders. From 1992 to 1993, he was President of Boehringer Mannheim Pharmaceutical Corporation in Rockville, Maryland. From 1993 to 1994 he was President of KV Pharmaceuticals in St. Louis, Missouri. From 1975 to 1991, he was employed by SmithKline where he served as President of Beecham Laboratories from 1988 to 1989 and Executive Vice President of SmithKline from 1990 to 1991. He served as account supervisor at Frank J. Corbett, Inc. in Chicago, Illinois from 1972 to 1974. From 1962 to 1971, he held various sales and marketing management positions with The Dow Chemical Company. He graduated from the University of Kentucky with a B.S. in Commerce in 1960. In 1986 he completed the Advanced Management Program at Harvard University.

         Messrs. John, Joseph, Jefferson, and James Gregory, and R. Henry Richards, M.D., are brothers. Ms. Terri D. White-Gregory is the spouse of Jefferson Gregory.

COMPENSATION OF DIRECTORS

         For the year ended December 31, 1998, directors of the Company received no fees for serving in such capacity. However, the 1998 Non-Employee Director Plan was adopted by the Board of Director in February 1998 and is subject to approval of the shareholders at the next annual meeting. Currently options exercisable for 50,000 shares of common stock have been issued, subject to such approval, to non-employee directors.

MEETINGS OF DIRECTORS

         The Board of Directors held six meetings during 1998. No director attended less than 75% of all meetings held.

CLASSIFICATION OF BOARD OF DIRECTORS

         Pursuant to the Company's Bylaws, the Board of Directors is divided into three classes of directors each containing, as nearly as possible, an equal number of directors. Directors within each class are elected to serve three-year terms and approximately one-third of the directors sit for election at each annual meeting of the Company's shareholders. A classified board of directors may have the effect of deterring or delaying any attempt by any group to obtain control of the Company by a proxy contest since such third party would be required to have its nominees elected at two separate meetings of the Board of Directors in order to elect a majority of the members of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

         The Board of Directors has appointed an Audit Committee, a Compensation Committee and a Stock Option Committee.

         Audit Committee. The Audit Committee, which currently consists of Joseph R. Gregory, D. Greg Rooker and Frank W. DeFriece, Jr., has the authority and responsibility to hire one or more independent public accountants to audit the Company's books, records and financial statements and to review the Company's systems of accounting (including its systems of internal control); to discuss with the independent accountants the results of the audit and review; to conduct periodic independent reviews of the systems of accounting (including systems of internal control); and to make reports periodically to the Board of Directors with respect to its findings.

         Compensation Committee. The Compensation Committee, which currently consists of John M. Gregory, Frank W. DeFriece, Jr. and D. Greg Rooker, is responsible for reviewing and approving compensation for the executive officers.

         Stock Option Committee. The Stock Option Committee, which currently consists of Lois A. Clarke, Frank W. DeFriece, Jr. and D. Greg Rooker, is responsible for administering, and determining awards under, the Company's 1997 Incentive and Nonqualified Stock Option Plan for Employees.

ITEM 11. EXECUTIVE COMPENSATION

         The following table summarizes all compensation earned by the Company's Chief Executive Officer and by each of the Company's four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities to the Company for the year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                                       ANNUAL COMPENSATION
                                                              ----------------------------------
                                                                                                         ALL OTHER
NAME AND PRINCIPAL POSITION                                   YEAR      SALARY($)      BONUS($)      COMPENSATION($)(1)
---------------------------                                   ----       -------       --------      ------------------
John M. Gregory.............................................. 1998       361,566          -0-              4,800
 Chairman of the Board and Chief Executive Officer            1997       360,918          -0-              4,800
Jefferson J. Gregory......................................... 1998       282,881          -0-              4,800
   President and Chief Operating Officer, King                1997       265,854          -0-              4,800
    Pharmaceuticals, Inc. and Parkedale Pharmaceuticals
Joseph R. Gregory............................................ 1998       281,099          -0-              4,800
  Vice Chairman of the Board and President and Chief          1997       242,588          -0-              4,800
Operating Officer, Monarch Pharmaceuticals, Inc.
James E. Gregory............................................. 1998       228,795         10,000            2,250
  Executive Vice President, General Manager                   1997       201,569          4,000            4,800
R. Henry Richards, M.D....................................... 1998       217,832         10,000            4,800
  Executive Vice President, Medical Affairs                   1997       218,189          4,000            4,800

----------

(1) All Other Compensation reflects the Company's matching contributions to the Company's 401(k) plan.

         The following table discloses the grant of stock options in fiscal year 1998 to the executive officers.

                                    OPTIONS/SARS GRANTED IN LAST FISCAL YEAR
----------------------------------------------------------------------------------------------------------------------
                                         INDIVIDUAL GRANTS                                        Potential realizable
                                                                                                    value at assumed
                                                                                                  annual rates of stock
                                                                                                 price appreciation for
                                                                                                      option term(1)
----------------------------------------------------------------------------------------------    --------------------
                                  Number of        Percent of
                                 securities       total options
                                 underlying        granted to        Exercise or
                                   options        employees in       base price     Expiration
            Name                 granted (#)       fiscal year         ($/sh)          date       5%($)        10% ($)
            ----                 -----------       -----------         ------          ----       -----        -------

Jefferson J. Gregory ........      25,000              11.3%           14.00           2008      764,775      1,425,092
Joseph R. Gregory............      25,000              11.3%           14.00           2008      764,775      1,425,092
James E. Gregory.............       7,500               3.4%           14.00           2008      229,432        427,528
R. Henry Richards, M.D.......       7,500               3.4%           14.00           2008      229,432        427,528

----------
(1) Based on $27.375 per share, the average bid and asked prices of the common stock as quoted on the Nasdaq Stock Market at December 31, 1998.

         The following table discloses information regarding stock options held at the end of or exercised in fiscal year 1998 for each of the executive officers as of December 31, 1998.

                                         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                                AND FISCAL YEAR-END OPTION/SAR VALUES
------------------------------------------------------------------------------------------------------------------------------

                                Shares                             Securities underlying             Value of unexercised
                              acquired on       Value               unexercised options              in-the-money options
           NAME                exercise       realized              at December 31, 1998           at December 31, 1998 (1)
           ----                --------       --------         ------------------------------  -------------------------------
                                                               Exercisable      Unexercisable  Exercisable       Unexercisable
                                                               -----------      -------------  -----------       -------------
Jefferson J. Gregory .....        -0-            n/a              6,250            18,750        $171,093          $513,281
Joseph R. Gregory.........        -0-            n/a              6,250            18,750        $171,093          $513,281
James E. Gregory..........        -0-            n/a              1,875             5,625        $ 51,328          $153,984
R. Henry Richards, M.D....        -0-            n/a              1,875             5,625        $ 51,328          $153,984

-----------------

(1) Based on $27.375 per share, the average bid and asked prices of the common stock as quoted on the Nasdaq Stock Market at December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors appointed the Compensation Committee in October 1997. For the year ended December 31, 1998, Messrs. John M. Gregory, DeFriece and Rooker participated in deliberations concerning executive officer compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the common stock as of March 1, 1999, for (i) each person who owns more than 5% of the common stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group.

                                                                                       BENEFICIAL
                                                                                      OWNERSHIP OF
                                                                                      COMMON STOCK
                                                                              ------------------------------
                                                                                                 PERCENTAGE
                      EXECUTIVE OFFICERS, DIRECTORS                           NUMBER OF          OUTSTANDING
                           AND 5% SHAREHOLDERS                                  SHARES            SHARES(1)
                           -------------------                                  ------            ---------
John M. Gregory(2)......................................................      8,023,807               25.0%
Joseph R. Gregory(3)....................................................      2,894,400                9.0
Jefferson J. Gregory(4).................................................      1,028,885                3.2
James E. Gregory(5).....................................................        147,923                *
R. Henry Richards, M.D.(6)..............................................        222,594                *
Brian G. Shrader(7).....................................................        510,010                1.6
John McCoy(8)...........................................................         27,701                *
Terri D. White-Gregory(4)...............................................          1,875                *
John A. A. Bellamy(9)...................................................         41,524                *
Steven M. Samet.........................................................         21,000                *
Kyle P. Macione(10).....................................................         11,108                *
Ernest C. Bourne(11)....................................................        138,478                *
Lois A. Clarke(12)(13)..................................................        105,200                *
Frank W. DeFriece, Jr. (14).............................................         10,000                *
D. Greg Rooker(15)......................................................         70,980                *
Ted G. Wood(13)(16).....................................................         38,000                *
All executive officers and directors as a group (16 persons)............     13,286,345               41.3
The United Company(17)                                                        5,172,594               16.1

----------
*  Less than 1%.

(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 32,104,730 shares issued and outstanding as of March 1, 1999. Options to purchase shares which are exercisable or become exercisable within 60 days of March 1, 1999 are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of such options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2) Includes 6,116,228 shares jointly owned with Mr. Gregory's spouse; 1,852,539 shares owned by S.J., LLC, a limited liability company, the primary members of which are Mr. Gregory's children; 47,900 shares registered in the name of The Lazarus Foundation, Inc., a private foundation controlled by John M. Gregory and 7,140 shares owned by The Jason Foundation, a private foundation controlled by Mr. Gregory and by
         D. Greg Rooker. Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.

(3) Includes 966,000 shares owned through Kingsway L.L.C., a limited liability company, the primary members of which are Mr. Gregory, his spouse and his son and 6,250 shares issuable upon the exercise of options. Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.

(4) Includes 908,523 shares jointly beneficially owned by Ms. White-Gregory and Jefferson J. Gregory and 58,000 shares beneficially owned by Gregory Investments, L.P., the general partners of which are Mr. Gregory and Ms. White-Gregory and 6,250 and 1,875 shares issuable upon the exercise of options granted to Mr. Gregory and Ms. White-Gregory, respectively.

(5) Includes 142,702 shares jointly owned with Mr. Gregory's spouse, 3,346 shares owned by Mr. Gregory's children and 1,875 shares issuable upon the exercise of options.

(6) Includes 203,132 shares jointly owned with Dr. Richards' spouse and 1,875 shares issuable upon the exercise of options.

(7) Includes 241,500 shares owned by C.B.B., L.L.C., a limited liability company, the primary members of which are Mr. Shrader and his parents; 10,623 shares jointly owned with Mr. Shrader's mother; and 2,500 shares issuable upon the exercise of options.

(8) Includes 25,826 shares jointly owned with Mr. McCoy's spouse and 1,875 shares issuable upon the exercise of options.

(9)      Includes 1,875 shares issuable upon the exercise of options.

(10)     Includes 375 shares issuable upon the exercise of options.

(11)     Includes 10,000 shares issuable upon the exercise of options.

(12) Includes 16,800 shares held in the name of Ms. Clarke as custodian for Donald Alan Clarke, a minor, and 10,000 shares issuable upon the exercise of options.

(13)     Ms. Clarke and Mr. Wood are affiliates of The United Company.

(14)     Includes 10,000 shares issuable upon the exercise of options.

(15) Includes 20,000 shares held in trust for the benefit of Mr. Rooker's children; 2,850 shares owned by Mr. Rooker's spouse, 7,140 shares owned by Family Community Newspapers of Southwest Virginia, 7,140 shares owned by The Jason Foundation, a private foundation controlled by Mr. Rooker and by John M. Gregory and 10,000 shares issuable upon the exercise of options.

(16)     Includes 10,000 shares issuable upon the exercise of options.

(17) The United Company along with certain of its affiliates beneficially own in the aggregate 7,001,658 shares representing approximately 21.8% of the outstanding shares of the Company. The address of The United Company is 1005 Glenway Avenue, Bristol, Virginia 24201.


         Messrs. John M. Gregory, Joseph R. Gregory, Jefferson J. Gregory, James
E. Gregory, Richards, Shrader, McCoy, Bellamy, Samet, Macione and Ms. White-Gregory serve as executive officers of the Company. Messrs. John M. Gregory, Joseph R. Gregory and Jefferson J. Gregory also serve as directors of the Company. See "Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         King Pharmaceuticals Benevolent Fund, Inc. (the "Benevolent Fund") is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under ss.501(c)(3) of the Internal Revenue Code. The Board of Directors of the Benevolent Fund includes John M. Gregory, Joseph R. Gregory, Jefferson J. Gregory, James E. Gregory and R. Henry Richards, M.D. who are also executive officers of the Company. Messrs. John M., Joseph R. and Jefferson J. Gregory are also directors of the Company. The Company advanced $1.0 million in 1997 to the Benevolent Fund which was used for general operating purposes. At December 31, 1998, the Benevolent Fund was indebted to the Company in the amount of approximately $596,000. The Benevolent Fund is independent of the Company, maintains its own accounting records and its activities are not directly related to the business of the Company.

         The United Company, a Virginia corporation, and certain of its shareholders, officers, directors and employees are the beneficial owners of approximately 21.8% of the common stock of the Company. Currently, two members of the Company's Board of Directors, Lois A. Clarke and Ted G. Wood, are affiliates of The United Company. As part of the sale of stock to The United Company on March 17, 1997, the Company executed a Promissory Note in the amount of $1.8 million payable to The United Company. The Promissory Note provides for quarterly payments of interest, at a rate of 10.0% per annum, commencing on July 1, 1997, together with a single payment of principal and any accrued unpaid interest on April 1, 1999. The Company is entitled to prepay the principal and any accrued interest without penalty. Proceeds of the loan from The United Company were used to fund, in part, the acquisition of the Cortisporin(R) and Pediotic product lines from Glaxo Wellcome.

         For the year ended December 31, 1998, the Company had paid Bourne & Co., Inc., an affiliate of Mr. Bourne (a director of the Company and since January 1999, the president of the International Division) $2,475,000 for consulting services. Additionally, in connection with the Altace(R) Acquisition and the related financing, Bourne & Co., Inc., received $1,250,000 in January 1999. The Company also purchased office furniture, accessories and supplies for its international division office in Charlotte, North Carolina from Bourne & Co., Inc. for approximately $79,000. In addition for the year December 31, 1997, the Company paid Bourne & Co., Inc., approximately $651,000 for its advisory services in the acquisition of the Cortisporin(R) product line and $62,000 for consulting services. Bourne & Co., Inc. provided consulting services to the Company in areas such as corporate development, financing alternatives and strategies, and general business planning.

         In September 1998, the Company purchased for approximately $350,000 the primary residence of Jefferson J. Gregory in connection with his relocation to the Parkedale facility. The Company believes the purchase price was at fair market value and currently holds the property for resale.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a)  Documents filed as a part of this report:

(1)      FINANCIAL STATEMENTS

     Report of Independent Accountants...........................................................................................F-1

     Consolidated Balance Sheets as of  December 31, 1997 and 1998 ..............................................................F-2

     Consolidated Statements of Operations for the years ended December 31, 1996, 1997 and 1998 .................................F-3

     Consolidated Statements of Changes in Shareholders' Equity for the years ended
              December 31, 1996, 1997 and 1998 ..................................................................................F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998 .................................F-5

     Notes to Consolidated Financial Statements..................................................................................F-7

(2)  FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountant...........................................................................................S-1

     Valuation and Qualifying Accounts..........................................................................................S-2

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b) REPORTS ON FORM 8-K.

     No Current Report on Form 8-K was filed during the quarter ended December 31, 1998.

(c)  EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NUMBER                 DESCRIPTION
------                 -----------
  *3.1        --       Second Amended and Restated Charter of King Pharmaceuticals, Inc.

  *3.2        --       Amended and Restated Bylaws of King Pharmaceuticals, Inc.

  *4.1        --       Specimen Common Stock Certificate.

  *4.2        --       Form of Rights Agreement by and between King Pharmaceuticals, Inc. and Union Planters National Bank.

  *10.1       --       Promissory Note between RSR Acquisition Corporation (predecessor to King Pharmaceuticals, Inc.) and RSR
                       Laboratories, Inc., dated December 28, 1993, in the amount of $3,500,000.

  *10.2       --       Promissory Note between King Pharmaceuticals, Inc., and General Injectables and Vaccines, Inc., dated
                       October 6, 1994, in the amount of $4,700,000.

  *10.3       --       Promissory Note between King Pharmaceuticals, Inc., and The United Company, dated March 17, 1997, in the amount of $1,750,000

  *10.4       --       Toll Manufacturing Agreement for APAP/Hydrocodone Bitartrate Tablets by and between Mallinckrodt
                       Chemical, Inc. and King Pharmaceuticals, Inc.

  *10.5       --       Agreement between King Pharmaceuticals, Inc. and Ernest C. Bourne dated July 30, 1997.

 **10.6       --       Credit Agreement, dated as of February 27, 1998, as amended and restated as of December 22, 1998 among
                       King Pharmaceuticals, Inc.,  and the Lenders therein, Credit Suisse First Boston, as Administrative Agent, as
                       Collateral Agent and as Swingline Lender, First Union National Bank, as Issuing Bank, and First Union
                       National Bank and NationsBank, N.A., as Syndication Agents.

  *10.7       --       Agreement for Purchase and Sale of Assets Relating to Cortisporin by and between Glaxo Wellcome Inc. and
                       Monarch Pharmaceuticals, Inc. dated March 21, 1997.

  *10.8       --       Agreement for Purchase and Sale of Assets Relating to Neosporin and Polysporin by and between Glaxo
                       Wellcome Inc. and Monarch Pharmaceuticals, Inc. dated November 14, 1997.

  *10.9       --       Agreement for Purchase and Sale of Assets Relating to Septra, Proloprim, Mantadil and Kemadrin by and
                       between Glaxo Wellcome Inc. and Monarch Pharmaceuticals, Inc. dated November 14, 1997.

  *10.10      --       Manufacture and Supply Agreement with Novartis (Ciba-Geigy Corporation) dated July 17, 1995.

  *10.11      --       Manufacture and Supply Agreement with Roberts Laboratories, Inc. dated October, 5 1995.

  *10.12      --       Supply Agreement with SmithKline Beecham Corporation dated July 16, 1996.

  *10.13      --       Trademark, Patent, Copyright and Know-How License Agreement between Warner-Lambert Company and
                       Glaxo Wellcome Inc. dated as of June 30, 1996

  *10.14      --       Asset Purchase Agreement by and among Parkedale (Pharmaceuticals, Inc., Warner-Lambert Company and
                       Parke, Davis & Company, dated February 27, 1998, for the acquisition of assets related to the Parkedale
                       Facility, Rochester, Michigan.

  *10.15      --       Product Asset Purchase Agreement between Parkedale Pharmaceuticals, Inc. and Warner-Lambert Company,
                       dated February 27, 1998, for the acquisition of Anusol-HC(R) and other products.

  *10.16      --       Product Manufacturing Agreement between Santen Incorporated and Warner-Lambert Company, dated June
                       26, 1997, for the manufacture of Ofloxacin Otic Ssolution 0.3%.

  *10.17      --       License Agreement by and among Warner-Lambert Company, Parke Davis & Company, and Parkedale
                       Pharmaceuticals, Inc., dated February 27, 1998, for the use of the Anusol Trademark, the Anusol Mold, and
                       Other Trademarks.

  *10.18      --       Distribution and Supply Agreement between Warner-Lambert Company and Fujisawa Pharmaceutical
                       Company, dated December 4, 1989, for the distribution and supply of Elase, Elase Ointment, and Elase-
                       Chloromycetin Ointment.

  *10.19      --       Processing Services Agreement between Amgen, Inc., and Parke-Davis Division of Warner-Lambert Company,
                       dated December 16, 1997, for the processing of Leptin, Epogen(R), Neupogen(R), Stemgen(R), and other products.

***10.20      --       General Products Agreement dated as of December 17, 1998 by and among Hoechst Marion Roussel, Inc.,
                       Hoechst Marion Roussel, Deutschland GmbH, and King Pharmaceuticals, Inc.

  *10.21      --       1998 King Pharmaceuticals, Inc. Non-Employee Director Stock Option Plan.

  *10.22      --       1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc.

 **21.1       --       Subsidiaries of the Registrant

** 27.1       --       Financial Data Schedule (for SEC use only)

* Incorporated by reference to the Company's Registration Statement on Form S-1 (registration No. 333-38753) filed October 24, 1997.
**      Filed herewith.
*** Incorporated by reference to the Company's Current Report on Form 8-K filed January 6, 1999.

                                 C O N T E N T S

                                                                            Page
                                                                            ----
King Pharmaceuticals, Inc.
    Report of Independent Accountants                                       F-1

    Financial Statements:
        Consolidated Balance Sheets as of December 31, 1997 and 1998        F-2
        Consolidated Statements of Operations for the years ended
             December 31, 1996, 1997 and 1998                               F-3
        Consolidated Statements of Changes in Shareholders' Equity for the
             years ended December 31, 1996, 1997 and 1998                   F-4
        Consolidated Statements of Cash Flows for the years ended
             December 31, 1996, 1997 and 1998                               F-5
        Notes to Consolidated Financial Statements                          F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of King Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP



Greensboro, North Carolina
February 15, 1999, except
Note 20 for which the
date is March 3, 1999

                           KING PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1997 and 1998
                        (in thousands, except share data)




                                                                             1997                  1998
                                                                          ---------             ---------
ASSETS
Current assets:
      Cash and cash equivalents                                           $      69             $   1,159
      Accounts receivable, net of allowance
          for doubtful accounts $638 and $1,402, respectively                 8,561                39,666
      Inventories                                                            10,850                26,556
      Deferred income taxes                                                   2,013                 6,675
      Prepaid expenses and other assets                                       1,319                 1,554
                                                                          ---------             ---------
                    Total current assets                                     22,812                75,610

Property, plant and equipment, net                                           17,170                93,981
Intangible assets, net                                                       62,783               480,583
Other assets                                                                  2,098                17,997
                                                                          ---------             ---------
                    Total assets                                          $ 104,863             $ 668,171
                                                                          =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Notes payable                                                       $     916             $      --
      Current portion of long-term debt                                       8,084                13,310
      Accounts payable                                                        5,871                12,594
      Accrued expenses                                                        6,503                15,095
      Income taxes payable                                                    1,862                 3,524
                                                                          ---------             ---------
                    Total current liabilities                                23,236                44,523

Long-term debt:
      Revolving Credit Facility                                               6,152                19,000
      Term loans                                                             40,000               414,750
      Senior Subordinated Seller Notes                                           --                75,000
      Other                                                                   2,137                 5,736
Deferred income taxes                                                         4,004                 7,726
                                                                          ---------             ---------
                    Total liabilities                                        75,529               566,735
                                                                          ---------             ---------

Commitments and contingencies

Shareholders' equity:
      Common shares no par value, 150,000,000 shares
          authorized, 28,000,000 and 32,104,730 shares
          issued and outstanding, respectively                               16,455                66,572
      Retained earnings                                                      14,550                35,460
      Due from related party                                                 (1,671)                 (596)
                                                                          ---------             ---------
                    Total shareholders' equity                               29,334               101,436
                                                                          ---------             ---------
                    Total liabilities and shareholders' equity            $ 104,863             $ 668,171
                                                                          =========             =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1996, 1997 and 1998
                      (in thousands, except per share data)





                                                         1996            1997             1998
                                                       --------        --------        ---------
REVENUES:
     Net sales                                         $ 15,457        $ 47,351        $ 158,180
     Development revenues                                 5,000             558            5,283
                                                       --------        --------        ---------
         Total revenues                                  20,457          47,909          163,463
                                                       --------        --------        ---------

OPERATING COSTS AND EXPENSES:
     Cost of sales                                        8,782          13,034           64,052
     Selling, general and administrative                 12,106          19,123           34,718
     Depreciation and amortization                          982           2,395            9,255
                                                       --------        --------        ---------
         Total operating costs and expenses, net         21,870          34,552          108,025
                                                       --------        --------        ---------
OPERATING INCOME (LOSS)                                  (1,413)         13,357           55,438
                                                       --------        --------        ---------

OTHER (EXPENSES) INCOME:
     Interest expense                                    (1,272)         (2,749)         (14,866)
     Gain on sale of investment in affiliate              1,760              --               --
     Other income, net                                      578             (28)             145
                                                       --------        --------        ---------
         Total other (expenses) income                    1,066          (2,777)         (14,721)
                                                       --------        --------        ---------

INCOME (LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                        (347)         10,580           40,717
     Income tax expense (benefit)                          (107)          3,968           15,396
                                                       --------        --------        ---------

INCOME (LOSS) BEFORE EXTRAORDINARY
 ITEM                                                      (240)          6,612           25,321
     Extraordinary loss on early extinguishment
         of long-term debt, net of income taxes
         of $2,787                                           --              --           (4,411)
                                                       --------        --------        ---------
NET INCOME (LOSS)                                      $   (240)       $  6,612        $  20,910
                                                       ========        ========        =========
     Basic and diluted income (loss) per common share:
         Income (loss) before extraordinary item       $  (0.02)       $   0.25        $    0.84
         Extraordinary item                                  --              --            (0.15)
                                                       --------        --------        ---------
         Net income (loss)                             $  (0.02)       $   0.25        $    0.69
                                                       ========        ========        =========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              for the years ended December 31, 1996, 1997 and 1998
                        (in thousands, except share data)


                                                                                                       Due          Total
                                                                                        Unrealized    from         Share-
                                                    Common                   Retained    loss on     Related      holders'
                                                    Shares       Amount      Earnings   securities    Party        Equity
                                                  ----------     -------     --------   ----------   -------      ---------
Balance, December 31, 1995                         4,400,000     $   926     $ 10,763      $ --      $  (678)     $  11,011
    Issuance of common shares                      1,386,230       4,159           --        --           --          4,159
    Issuance of common shares under
        employee stock purchase plan                 259,532         778           --        --           --            778
    15% Stock Dividend                               906,883       2,585       (2,585)       --           --             --
    Unrealized loss on securities, net of tax             --          --           --       (16)          --            (16)
    Payments from Benevolent Fund                         --          --           --        --            1              1
    Net loss                                              --          --         (240)       --           --           (240)
                                                  ----------     -------     --------      ----      -------      ---------

Balance, December 31, 1996                         6,952,645       8,448        7,938       (16)        (677)        15,693
    Issuance of common shares,
       net of $743 of expenses                     3,047,355       8,007           --        --           --          8,007
    Realized loss on securities                           --          --           --        16           --             16
    Advances to Benevolent Fund                           --          --           --        --         (994)          (994)
    2.8 to 1 common stock split (Note 17)         18,000,000          --           --        --           --             --
    Net income                                            --          --        6,612        --           --          6,612
                                                  ----------     -------     --------      ----      -------      ---------
Balance, December 31, 1997                        28,000,000      16,455       14,550        --       (1,671)        29,334
    Issuance of common shares,
        net of expenses                            4,104,730      50,117           --        --           --         50,117
    Payments from Benevolent Fund                         --          --           --        --        1,075          1,075
    Net income                                            --          --       20,910        --           --         20,910
                                                  ----------     -------     --------      ----      -------      ---------
Balance, December 31, 1998                        32,104,730     $66,572     $ 35,460      $ --      $  (596)     $ 101,436
                                                  ==========     =======     ========      ====      =======      =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1996, 1997 and 1998
                                 (in thousands)



                                                                                         1996          1997           1998
                                                                                       --------      --------      ---------
Cash flows from operating activities:
     Net income (loss)                                                                 $   (240)     $  6,612      $  20,910
     Adjustments to reconcile net income to net cash
          provided by (used in) operating activities:
               Depreciation and amortization                                                982         2,395          9,255
               Amortization of deferred financing costs                                      --            --            728
               Loss on sale of marketable securities                                          1            32             --
               Extraordinary loss                                                            --            --          7,198
               Loss on sale of property and equipment                                       (54)           --             22
               Gain on sale of investment in affiliate                                   (1,760)           --             --
               Deferred income taxes                                                        410          (980)          (940)
     Changes in operating assets and liabilities:
               Accounts receivable                                                          467        (6,256)       (31,105)
               Inventories                                                               (1,895)       (4,753)       (15,706)
               Prepaid expenses and other assets                                           (335)         (332)         1,405
               Accounts payable                                                             (83)        3,604          6,723
               Accrued expenses                                                            (138)        2,180          5,679
               Income taxes                                                              (3,624)        2,514          1,662
                                                                                       --------      --------      ---------
                               Net cash provided by (used in) operating activities       (6,269)        5,016          5,831
                                                                                       --------      --------      ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                                          (1,069)       (1,379)       (81,099)
     Purchases of intangible assets                                                      (2,974)      (52,428)      (344,906)
     Acquisition related costs                                                               --          (373)            --
     Purchases of marketable securities                                                    (307)           --             --
     Proceeds from sale of marketable securities                                             72           203             --
     Proceeds from sale of investment in affiliated company                               2,052            --             --
     Proceeds from sale of property and equipment                                           100            --             30
                                                                                       --------      --------      ---------
                               Net cash used in investing activities                     (2,126)      (53,977)      (425,975)
                                                                                       --------      --------      ---------
Cash flows from financing activities:
     Proceeds from revolving line of credit                                                  --        29,599             --
     Payments on revolving line of credit                                                (3,403)      (23,447)            --
     Proceeds from issuance of common shares,
        net of expenses paid                                                              2,844         8,007         50,117
     Book overdraft                                                                          --         1,423             --
     Repayment on shareholder notes receivable                                               --         2,093             --
     Proceeds from long-term debt                                                         2,549        55,923        658,741
     Payments on long-term debt and capital lease obligations                            (2,772)      (23,798)      (262,318)
     Payments on notes payable                                                               --            --           (916)
     Due to affiliate                                                                         1          (994)         1,075
     Initial public offering costs                                                           --          (710)            --
     Debt issuance costs                                                                     --          (458)       (25,465)
                                                                                       --------      --------      ---------
                               Net cash provided by (used in) financing activities         (781)       47,638        421,234
                                                                                       --------      --------      ---------
Increase (decrease) in cash                                                              (9,176)       (1,323)         1,090
Cash and cash equivalents, beginning of period                                           10,568         1,392             69
                                                                                       --------      --------      ---------
Cash and cash equivalents, end of period                                               $  1,392      $     69      $   1,159
                                                                                       ========      ========      =========
Supplemental disclosure of cash paid for:

               Interest                                                                $  1,170      $  2,335      $  13,929
                                                                                       ========      ========      =========
               Taxes                                                                   $  3,078      $  2,445      $  10,662
                                                                                       ========      ========      =========


                           KING PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
        for the years ended December 31, 1996, 1997 and 1998, Continued
                       (in thousands, except share data)



Supplemental schedule of non-cash investing and financing activities:

The Company purchased intangible assets financed by the seller of $5,500 and $75,000 in 1996 and 1998, respectively.

For the years ended December 31, 1996, 1997 and 1998 the Company entered into capital leases totaling $1,082, $85 and $1,004, respectively.

In connection with its purchases of intangible assets the Company assumed estimated liabilities of $301, $3,062 and $2,913 for returns of products shipped prior to acquisition date during 1996, 1997 and 1998, respectively.

During 1997, the Company entered into a financing arrangement to have certain payments made for machinery and equipment. Deposits of $557 were outstanding on behalf of the Company at December 31, 1997.

At December 31, 1997, the Company had prepaid insurance of $359 that was financed with a note payable.

During 1996, the Company issued 699,711 common shares for $2,093 in notes receivable from shareholders. These notes were paid in full in 1997.




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

1.      The Company:

        King Pharmaceuticals, Inc. ("King" or the "Company") is a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians and hospitals across the country. The Company also provides contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies.

        These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc. (formerly a division of King), ParkeDale Pharmaceuticals, Inc. and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2.      Summary of Significant Accounting Policies:

        USE OF ESTIMATES - The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. Assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities are affected by such estimates and assumptions. Actual results could differ from those estimates.

        REVENUE RECOGNITION - Sales are reported net of an estimate for returns and allowances and an estimate for chargebacks. Chargebacks and returns and allowances are included in sales when goods are shipped to the customer. Product sales and sales of manufactured products are recognized upon shipment. Development revenue is recognized upon approval of the product from the Food and Drug Administration.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents are placed in large domestic banks which limit the amount of credit exposure.

        INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

        INCOME TAXES - Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

        FINANCIAL INSTRUMENTS - The fair value of financial instruments are determined by reference to various market data or other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

2.      Summary of Significant Accounting Policies, continued:

        PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation with any resulting gain or loss reflected in income.

        In the event that facts and circumstances indicate that the cost of property, plant and equipment may be impaired, evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a writedown is required.

        CAPITALIZED INTEREST - For the year ended December 31, 1998, the Company capitalized interest of approximately $239. The Company had no capitalized interest for the years ended December 31, 1996 and 1997.

        INTANGIBLE ASSETS - Intangible assets are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives of 10 to 30 years using the straight-line method.

        The Company continually reevaluates the propriety of the carrying amount of intangibles as well as the related amortization period to determine whether the current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a writedown is required. To the extent such projection indicates that undiscounted cash flow is not expected to be adequate to recover the carrying amounts, the assets are written down to discounted cash flows.

        OTHER ASSETS - Other assets consist primarily of deferred financing costs which are being amortized over periods ranging from six to eight years. Amortization expense related to deferred financing costs was $0, $0 and $728 for the years ended December 31, 1996, 1997 and 1998, respectively, and has been included in interest expense.

        During 1998, the Company repaid certain debt prior to maturity. The repayment resulted in extraordinary charges of $4,411, net of related tax benefits of $2,787, associated with the write-off of deferred financing costs.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

2.      Summary of Significant Accounting Policies, continued:

        SELF-FUNDED HEALTH INSURANCE - The Company is self-insured with respect to its health care benefit program. The Company contributes estimated amounts to a third-party administrator on a monthly basis which are used to pay health care claims during the year. Under the plan, the Company pays a minimum amount annually and has an aggregate stop-loss limit based upon the number of participants and their insured status. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

        RESEARCH AND DEVELOPMENT - The Company incurs research and development costs that are expensed as incurred. These costs were approximately $1,298, $890 and $401, for the years ended December 31, 1996, 1997 and 1998, respectively.

        ADVERTISING AND PROMOTION - The Company expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the years ended December 31, 1996, 1997 and 1998 were $1,283, $1,583 and $10,744, respectively.

        STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED - In June 1998, the Board adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently is evaluating the potential effect of SFAS 133 on its financial statements.

        COMPREHENSIVE INCOME - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". In 1996 and 1997, the Company had other comprehensive income of $16, net of tax, related to an unrealized loss on securities. The Company had no other comprehensive income in 1998.

        RECLASSIFICATIONS - Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 1998.

3.      Concentrations of Credit Risk:

        A significant portion of the Company's sales are to customers in the pharmaceuticals industry. Approximately 20% and 17% of accounts receivable at December 31, 1997 and 1998, respectively were due from one customer. At December 31, 1997 and 1998, an additional 22% and 25%, respectively, were due from two other customers. The Company monitors the extension of credit to customers and has not experienced significant credit losses.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


3.      Concentrations of Credit Risk, continued:

        The following table represents a summary of sales to significant customers as a percentage of the Company's total revenues:

                                                         1996       1997       1998
                                                         ----       ----       ----
        McKesson Corporation                             n/a        16.7%      11.4%
        Cardinal Whitmire                                n/a        14.0%      10.8%
        Bergen Brunswig Corporation                      n/a        13.4%      12.6%
        Amerisource                                      n/a        10.6%      n/a
        SmithKline Beecham Corporation                   18.1%      n/a        n/a
        Mallinckrodt                                     36.7%      n/a        n/a
        Novartis Animal Health US, Inc.                  14.9%      n/a        n/a
        n/a - sales were less than 10% for the year

4.      Property, Plant and Equipment:

        Property, plant and equipment consists of the following:

                                             1997           1998
                                          ---------      ---------
        Land                              $     319      $   3,949
        Buildings and improvements           13,563         55,990
        Machinery and equipment               4,046         32,522
        Equipment under capital lease         1,720          2,713
        Construction in progress                585          6,106
                                          ---------      ---------
                                             20,233        101,280
        Less accumulated depreciation        (3,063)        (7,299)
                                          ---------      ---------
                                          $  17,170      $  93,981
                                          =========      =========



        Depreciation and amortization expense for the years ended December 31, 1996, 1997 and 1998 was $853, $985 and $4,236, respectively.

5.      Inventory:

        Inventory consists of the following:

                                        1997                  1998
                                      -------               -------
        Finished goods                $ 7,568               $13,772
        Work-in process                   494                 5,386
        Raw materials                   2,788                 7,398
                                      -------               -------
                                      $10,850               $26,556
                                      =======               =======

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


6.      Acquisitions/Intangible Assets:

        On December 22, 1998, the Company acquired three branded pharmaceutical products from Hoechst Marion Roussel, Inc. ("HMR" or "Seller") for a purchase price of $362,500, plus acquisition costs of approximately $450. The acquired products were: (a) the U.S. rights to the Altace product line with patents expiring through 2008, (b) worldwide rights to the Silvadene product line, and (c) worldwide rights to the AVC product line (collectively the "Altace Acquisition"). The purchase price was principally allocated to intangible assets and financed under the Company's Senior Credit Facility and a $75,000 note from the Seller (Note 9). Intangible assets are being amortized over 15 to 30 years.

        On June 30, 1998, the Company acquired the rights, title and interest to the Menest(R) product line for approximately $5,000. The entire purchase was allocated to intangible assets and is being amortized over its estimated useful life of 25 years. The acquisition was financed with proceeds resulting from the completion of the Company's June 25, 1998 initial public offering (Note 17).

        On February 28, 1998, the Company acquired the rights, titles and interest to certain product lines, production facilities (the "Parkedale Facility"), and assumed contracts for manufacturing for third parties from Warner-Lambert Company (the "Sterile Products Acquisition"). The purchase price, including assumed liabilities of $2,913, of $127,913 was allocated to real estate and equipment based on fair values ($44,130 and $28,914, respectively) with the residual ($54,869) being allocated to intangibles and is being amortized over 5 to 40 years and 25 years, respectively. The purchase price was financed under the Company's Credit Agreement (Note 9).

        On November 14, 1997, the Company acquired the rights, titles and interests to the Septra(R), Proloprim(R), Mantadil(R), and Kemadrin(R) product lines, as well as, the exclusive licenses, free of royalty obligations, to manufacture and market the prescription formulations of Neosporin and Polysporin for $23,000 plus the assumption of an estimated liability of $2,084 of returns of products shipped prior to the acquisition. The entire purchase price was allocated to intangible assets and will be amortized over its estimated useful life of 25 years. The purchase price was financed under the Company's Senior Secured Revolving Credit Facility and Senior Secured Term Loan.

        On May 15, 1997, the Company acquired the rights, title and interest in the United States to the Viroptic(R) product line for $5,100, plus the assumption of an estimated liability of $129 of returns of products shipped prior to the acquisition. The entire purchase price was allocated to intangible assets and is being amortized over its estimated useful life of 25 years. The purchase price was financed from internally generated cash funds and borrowings under its revolving line of credit agreement.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


6.     Acquisitions/Intangible Assets, continued:

       On March 21, 1997, the Company acquired the rights, title and interest in the United States to the Cortisporin(R) product line for $22,845, plus the assumption of an estimated $849 of returns of products shipped prior to the acquisition. The entire purchase price was allocated to intangible assets and is being amortized over its estimated useful life of 25 years. The purchase price was financed principally through the raising of equity (Note 17), notes payable to certain banks and borrowings under the Company's revolving line of credit agreement.

       On January 22, 1997, the Company acquired the rights, title and interest in the United States to the Proctocort(TM) product line for approximately $1,500. The entire purchase was allocated to intangible assets and is being amortized over its estimated useful life of 20 years. The acquisition was financed with a note payable to a bank.

       The following unaudited pro forma summary presents the financial information as if the acquisitions had occurred on January 1, 1997 These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1997, nor is it indicative of future results.


                                                           For the Year Ended
                                                  -----------------------------------------
                                                  December 31, 1997       December 31, 1998
                                                  -----------------       -----------------
        Total revenues                                $ 213,441               $269,803
                                                      =========               ========
        Income before extraordinary item              $  11,273               $ 34,877
                                                      =========               ========
        Net income                                    $  11,273               $ 30,466
                                                      =========               ========
        Diluted income per common share:

          Income before extraordinary item            $    0.43               $   1.16
                                                      =========               ========
          Net income                                  $    0.43               $   1.01
                                                      =========               ========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


6.     Acquisitions/Intangible Assets, continued:

       Intangible assets at December 31 resulted from the following product acquisitions:

                                                               1997                     1998
                                                            ---------                ---------
        Altace, Silvadene, AVC                              $      --                $ 362,950
        Sterile Products                                           --                   54,509
        Menest                                                     --                    5,000
        Septra, Proloprim, Mantadil, Kemadrin                  15,425                   15,425
        Cortisporin                                            23,694                   23,694
        Neosporin                                               5,876                    5,876
        Viroptic                                                5,229                    5,229
        Nucofed/Quibron                                         7,301                    7,301
        Polysporin                                              3,783                    3,783
        Other                                                   3,017                    3,377
                                                            ---------                ---------
                                                               64,325                  487,144
        Less accumulated amortization                          (1,542)                  (6,561)
                                                            ---------                ---------
                                                            $  62,783                $ 480,583
                                                            =========                =========



        Amortization expense for the years ended December 31, 1996, 1997, and 1998 was $129, $1,410, and $5,019, respectively.

7.      Lease Obligations:

        The Company leases certain office and manufacturing equipment and automobiles under noncancelable operating leases with terms from one to five years. Estimated future minimum lease payments, as of December 31, 1998 for leases with initial or remaining terms in excess of one year are as follows:

                    1999                    $1,419
                    2000                     1,311
                    2001                       795
                    2002                       741
                    2003                       262

        Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $196, $138, and $1,230, respectively.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


7.      Lease Obligations, continued:

        Additionally, the Company leases office space in its building to tenants under agreements ranging from one to twenty years. Such leases are accounted for as operating leases. Rental income for the years ended December 31, 1996, 1997 and 1998 was approximately $86, $44, and $40, respectively. As of December 31, 1998 estimated future minimum rental payments to be received each year from 1999 to 2003 is $40.

        Capital lease obligations for certain equipment as of December 31, 1998 are as follows:


        1999                                                       $   620
        2000                                                           631
        2001                                                           485
        2002                                                           275
        2003                                                           160
                                                                   -------
        Total minimum lease payments                                 2,171
        Less imputed interest                                         (322)
                                                                   -------
        Present value of minimum lease payments                      1,849
        Less current maturities                                        374
                                                                   -------
                                                                   $ 1,475
                                                                   =======



8.      Accrued Expenses:

        Accrued expenses at December 31, consist of the following:

                                                             1997               1998
                                                            -------            -------
        Payroll and outside personnel services              $   555            $   675
        Returns and chargebacks                               4,207              9,397
        Accrued interest                                        478              1,176
        Franchise taxes                                         146                142
        Other                                                   803              3,257
        Incurred but not reported medical claims                314                448
                                                            -------            -------
                                                            $ 6,503            $15,095
                                                            =======            =======

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


9.      Long-term Debt:

        Long-term debt consisted of the following:

                                                                                            1997           1998
                                                                                          --------       --------
        Senior Credit Facility:
           Revolving Credit Facility                                                      $     --       $ 19,000
           Tranche A Term Loan                                                                  --        150,000
           Tranche B Term Loan                                                                  --        275,000
        Senior Subordinated Seller Notes
             with interest at 10% payable monthly due December 2007                             --         75,000
        Senior Secured Revolving Credit
             Facility, paid in February 1998                                                 6,152             --
        Senior Secured Term Loan, paid
             in February 1998                                                               40,000             --
        Notes payable to former owners, due in equal
             annual installments of principal and interest (at a rate
             of 6%) of $1,226 through December 2003                                          6,027          5,163
        Note payable to shareholder with quarterly interest
             payments (interest rate of 10%) through January 1, 1999 with remaining principal due April 1, 1999, collateralized by real estate
             of the Company                                                                  1,750          1,750
        Various capital leases with interest rates ranging
             from 8.3% to 12.7% and maturing at various
             times through 2002                                                              1,206          1,849
        Other notes payable                                                                  1,238             34
                                                                                          --------       --------
                                                                                            56,373        527,796
             Less current portion                                                            8,084         13,310
                                                                                          --------       --------
                                                                                          $ 48,289       $514,486
                                                                                          ========       ========



        On December 22, 1998, the Company amended and restated its Credit Agreement (as defined below) dated as of February 27, 1998 (the "Senior Credit Facility") to: (a) finance the Altace Acquisition; (b) refinance the Company's then existing indebtedness; and (c) provide for ongoing working capital and other financing requirements. The Senior Credit Facility provides for up to $500,000 of aggregate borrowing capacity, consisting of: a $150,000 tranche A term loan (the "Tranche A Term Loan"); a $275,000 tranche B term loan (the "Tranche B Term Loan"); and a revolving credit facility in an aggregate amount of $75,000 (the "Revolving Credit Facility"). The Revolving Credit Facility includes a $10,000 sublimit available for the issuance of letters of credit and a $5,000 sublimit available for swingline loans.

        As of December 31, 1998, the Company had $56,000 of available borrowings under its Revolving Credit Facility.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


9.      Long-term Debt, continued:

        The Tranche A Term Loan is subject to certain specified amortization payments required to be made in quarterly installments commencing on March 31, 1999 until December 22, 2004. The Tranche B Term Loan is subject to certain specified amortization payments required to be made in quarterly installments commencing on March 31, 1999 until December 22, 2006. The Revolving Credit Facility is available until December 22, 2004. In addition, the loans and the aggregate available commitments under the Senior Credit Facility will be reduced upon the occurrence of certain specified events as outlined in the agreement.

        The loans under the Senior Credit Facility bear interest, at the Company's option, at either (a) the base rate (which is based on the prime rate or the federal funds rate plus one-half of 1%) plus (i) in the case of the Tranche A Term Loan and borrowings under the Revolving Credit Facility, an applicable spread ranging from 1.25% to 2.25% (based on a leverage ratio) and (ii) in the case of the Tranche B Term Loan, 2.75% or (b) the applicable LIBOR rate plus (i) in the case of the Tranche A Term Loan and borrowings under the Revolving Credit Facility, an applicable spread ranging from 2.25% to 3.25% (based on a leverage ratio) and (ii) in the case of the Tranche B Term Loan, 3.75%. In addition, the lenders under the Senior Credit Facility are entitled to customary facility fees based on (a) unused commitments under the Revolving Credit Facility and (b) letters of credit outstanding.

        The Company's obligations under the Senior Credit Facility are unconditionally guaranteed on a senior basis by each direct and indirect majority owned U.S. subsidiary of the Company (collectively, the "Subsidiaries"). In addition, the Senior Credit Facility is collateralized by substantially all of the real and personal property of the Company.

        The Senior Credit Facility contains a number of covenants that, among other things, restrict the ability of the Company and its subsidiaries to dispose of assets, incur additional indebtedness or guaranty obligations, repurchase or redeem capital stock or repay subordinated indebtedness (including the Notes), except in accordance with the subordination provisions, pay dividends or make capital distributions, enter into sale and leaseback transactions, make investments, make acquisitions, engage in mergers or consolidations, make capital expenditures, engage in certain transactions with affiliates, make loans, change its fiscal year, change its business and otherwise restrict corporate activities.

        On February 27, 1998, the Company entered into a $195,000 credit agreement ("Credit Agreement"). The Company used the proceeds from the Credit Agreement to finance the Warner Lambert Acquisition (Note 6), and pay off the $40,000 Term Loan and outstanding borrowings under the Revolver as of February 27, 1998. The Credit Agreement was paid in full on December 22, 1998 with proceeds from the Senior Credit Facility.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


9.      Long-term Debt, continued:

        On November 26, 1997, the Company entered into a $12,000 Senior Secured Revolving Credit Facility (the "Revolver") and a $40,000 Senior Secured Term Loan ("Term Loan"), collectively referred to as the "Financing". As December 31, 1997, $40,000 was outstanding under the term loan and $6,152 was outstanding under the Revolver. The Financing was repaid in February 1998 with proceeds from the Credit Agreement.

        The Company has entered into two interest rate swap agreements designated as a partial hedge of the Company's variable rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 1998, the Company had interest rate swaps with a notional amount of $100,000. Under these agreements the Company pays a weighted average fixed rate of 5.5% and receives a rate equivalent to the three-month and one-month LIBOR. The notional amounts do not represent in amounts exchanged by the parties. The agreements expire in the year 2001.

        The aggregate maturities of long-term debt (excluding capital lease obligations - Note 7) at December 31, 1998 are as follows:


                    1999                             $ 12,936
                    2000                               18,735
                    2001                               26,279
                    2002                               33,841
                    2003                               41,406
                    Thereafter                        392,750
                                                     --------
                                                     $525,947
                                                     ========




10.     Notes Payable:

        During 1997, the Company entered into a financing agreement to make certain payments for machinery and equipment. As of December 31, 1997, the Company had a demand note payable plus interest at prime plus .33% with $557 outstanding. The Note payable was paid in 1998.

        During December 1997, the Company entered into an agreement to finance certain insurance costs with a note payable. The balance of the note payable at December 31, 1997 was $359. The note payable has an interest rate of 7.8% and was paid in 1998.

11.     Financial Instruments:

        The following disclosures of the estimated fair values of financial instruments are made in accordance with the requirements of SFAS
        No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


11.     Financial Instruments, continued:

        CASH AND CASH EQUIVALENTS, ACCOUNTS RECEIVABLE AND ACCOUNTS PAYABLE - The carrying amounts of these items are a reasonable estimate of their fair values.

        LONG-TERM DEBT AND NOTES PAYABLE - The carrying amounts of the Company's long-term debt and notes payable approximate fair value. The fair value of the Company's long-term debt, including the current portion, at December 31, 1997 and 1998, is estimated to be approximately $56,000 and $572,500, respectively, using discounted cash flow analyses and based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

        INTEREST RATE SWAPS - The estimated fair market value of the interest rate swap agreements at December 31, 1998, as determined by the issuing financial institution and based on the estimated termination values, was an unrealized loss of approximately $2,787.

12.     Income Taxes:

        The net income tax expense (benefit) is summarized as follows:


                                             1996            1997              1998
                                             -----          -------          --------
        Current                              $(635)         $ 4,948          $ 16,336
        Deferred                               528             (980)             (940)
                                             -----          -------          --------
             Total (benefit) expense         $(107)         $ 3,968          $ 15,396
                                             =====          =======          ========

        A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income (loss) before income taxes and extraordinary item is as follows:

                                                            1996             1997           1998
                                                           ------           ------         ------
        Federal statutory tax rate                          (34.0)%           34.0%          35.0%
        State income taxes, net of federal benefit             --              3.0            3.3
        Permanent differences                                 2.3              0.4            0.1
        Other                                                 0.9              0.1           (0.6)
                                                           ------           ------         ------
                  Effective tax rate                        (30.8)%           37.5%          37.8%
                                                           ======           ======         ======

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


12.     Income Taxes, continued:

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:


                                                          1997             1998
                                                         -------          -------
        Allowance for doubtful accounts                  $   238          $   389
        Uniform cost capitalization                          117              228
        Accrued expenses                                     528              101
        State net operating loss carryforward                413              793
        Accrued liabilities                                1,239            5,164
                                                         -------          -------
                  Total deferred tax assets                2,535            6,675
                                                         -------          -------
        Property, plant and equipment                     (3,135)          (3,840)
        Intangible assets                                 (1,226)          (3,721)
        Miscellaneous                                       (165)            (165)
                                                         -------          -------
                  Total deferred tax liabilities          (4,526)          (7,726)
                                                         -------          -------
                  Net deferred tax liability             $(1,991)         $(1,051)
                                                         =======          =======

        The Company's state net operating loss carryforward of approximately $24.0 million expires in 2013. Management has determined, based on both their ability to carryback earnings to prior years and existing deferred tax liabilities, it is more likely than not that the deferred tax assets will be realizable and no valuation allowance has been recorded.

13.     Benefit Plans:

        The Company maintains a defined contribution employee benefit plan which covers all employees over 21 years of age. The plan allows for employees' salary deferrals, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 1996, 1997 and 1998, were $278, $307 and $1,066, respectively. The plan also provides for discretionary profit-sharing contributions by the Company.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


14.     Commitments and Contingencies:

        In May 1998, the Company was named as a co-defendant in a wrongful death and survival action in the District Court of Gregg County, Texas. The action demands an unspecified amount. This action relates to the manufacture of the anorexigenic product for SmithKline.

        Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in various lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for SmithKline. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the company's production of the anorexigenic drug under contract for SmithKline.

        While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by SmithKline for which it manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage.

        The Parkedale Facility was one of six facilities owned by Warner-Lambert subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America V. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the "Consent Decree"). The Parkedale Facility is currently manufacturing pharmaceutical products subject to the Consent Decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are produced in accordance with an approved abbreviated new drug application or new drug application. The Company is in the process of petitioning for, and if appropriate, obtaining relief from the Consent Decree.

        The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse effect on the Company's consolidated financial position, results of operation or cash flow.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


15.     Segment Information:

        Effective December 31, 1998 the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way public business enterprises report information about operating segments. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect the Company's results of operations or financial position. However, prior year disclosures have been reclassified to conform with the provisions of this statement.

        The Company's business is classified into two reportable segments; Branded Pharmaceuticals and Contract Manufacturing. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, vaccines and biologicals and women's health products. These branded prescription products have been aggregated because of the similiarity in regulatory environment, manufacturing process, method of distribution, and type of customer. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. The classification all other primarily includes generic pharmaceutical, companion animal health products and development services.

        The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


15.     Segment Information, continued:

        The following represents selected information for the Company's operating segments for the periods indicated:

                                                          For the years ended December 31,
                                                       --------------------------------------
                                                         1996           1997           1998
                                                       --------      ---------      ---------
Total revenues:
        Branded pharmaceuticals                        $  2,939      $  37,912      $ 125,399
        Contract manufacturing                           10,890          7,962         54,734
        All Other                                         7,128          3,015          6,453
        Eliminations                                       (500)          (980)       (23,123)
                                                       --------      ---------      ---------
              Consolidated total revenues              $ 20,457      $  47,909      $ 163,463
                                                       ========      =========      =========
Gross profit (loss):
        Branded pharmaceuticals                        $  2,659      $  33,165      $  94,452
        Contract manufacturing                            2,809           (187)          (531)
        All Other                                         6,207          1,897          5,490
                                                       --------      ---------      ---------
              Consolidated gross profit                $ 11,675      $  34,875      $  99,411
                                                       ========      =========      =========
                                                                        As of December 31,
                                                                     ------------------------
                                                                        1997           1998
                                                                     ---------      ---------
Total assets:
        Branded pharmaceuticals                                      $  73,640      $ 522,218
        Contract manufacturing                                          30,334        144,614
        All Other                                                          918          1,735
        Eliminations                                                       (29)          (396)
                                                                     ---------      ---------
              Consolidated total assets                              $ 104,863      $ 668,171
                                                                     =========      =========

        Capital expenditures of $1,069, $1,379 and $8,099 for the years ended December 31, 1996, 1997 and 1998, respectively, are substantially utilized for contract manufacturing purposes.

16.     Related Party Transactions:

        Affiliated Company

        The Company owned a 6% interest in a privately held, affiliated pharmaceutical company. In 1996, the Company sold its investment for $2,052, resulting in a gain of $1,760. The Company's share of earnings in this affiliated company was not material and was included in other income in the consolidated statement of operations.

        The United Company

        In connection with its purchase of Cortisporin in 1997, the Company received $8,750 from The United Company for 3,047,355 common shares.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


16.     Related Party Transactions, continued:

        Other

        Certain management and employees of the Company sit on the board of directors of a private foundation. The Company made contributions to this foundation and expensed approximately $245, $994 and $247 for the years ended December 31, 1996, 1997 and 1998, respectively. At December 31, 1997 and 1998, the Company had receivables from this foundation of approximately $1,671 and $596, respectively, for expenses paid by the Company on their behalf. The receivables are collateralized by common shares of the Company held by the foundation and are included in shareholders' equity.

        For the year ended December 31, 1998, the Company had paid Bourne & Co., Inc., an affiliate of a director and since January 1999, an officer of the Company, $2,475 for consulting services. In connection with the Altace Acquisition and related financing, Bourne & Co., Inc., received $1,250 in January 1999, which was recorded in accrued expenses as of December 31, 1998. For the years ended December 31, 1996 and 1997, the Company had paid Bourne & Co., Inc., approximately $92 and $651 respectively, for its advisory services in the acquisition of the Cortisporin product line and $62 for consulting services for the year ended December 31, 1997.

        In September 1998, the Company purchased for approximately $350 the primary residence of an officer of the Company in connection with his relocation to the Parkedale Facility. The Company believes the purchase price was at fair market value and currently holds the property for sale.

        In October 1996, the Company issued 1,386,230 common shares to shareholders and members of management of which 699,711 common shares were financed by notes receivable of approximately $2,100.

        The Company paid a certain shareholder $160 for consulting fees during the year ended December 31, 1996.

17.     Stockholders' Equity:

        Stock Dividend:

        The Company paid a 15% stock dividend on all common shares issued and outstanding as of November 1, 1996. Common shares of 906,883 were distributed. The dividend was charged to retained earnings in the amount of $2,585, which was based on market value at the time of the transaction of $3 per share. The weighted average shares and all per share amounts included in the accompanying consolidated financial statements and notes are based on the increased number of shares giving retroactive effect to the stock dividend.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


17.    Stockholders' Equity, continued:

       Stock Split:

       On November 15, 1997, the shareholders approved a stock split of 2.8 common shares for each share of the Company's common shares outstanding. The stock split has been reflected in the average shares outstanding, shares outstanding and income (loss) per share amounts in the balance sheets, statements of operations and changes in shareholders' equity.

       Stock Option Plans:

       The 1997 Incentive and Nonqualified Stock Option Plan for Employees (the "1997 Stock Option Plan") was adopted in 1997. In February 1998, the Company adopted the 1998 Non-employee Director Stock Option Plan (the "1998 Stock Option Plan"), The aggregate number of shares which may be issued under the 1997 and 1998 Stock Option Plans shall not exceed 3,500,000, (3,200,000 and 300,000, respectively).

       During 1998, the Company granted 222,750 options of common stock to employees under the 1997 Stock Option Plan at an exercise price equal to fair market value at date of grant. As of December 31, 1998, the Company had 220,200 options outstanding of which 54,375 are vested and exercisable. Options under the 1997 Stock Option Plan vest at various times over 24 months and expire 10 years from the date of grant.

       During 1998, the Company granted 50,000 options of common stock to its directors under the 1998 Stock Option Plan at an exercise price equal to the initial public offering price of $14.00 per share. The options vested immediately upon grant. As of December 31, 1998, the Company had 50,000 options vested and outstanding. Options under the 1998 Stock Option Plan expire 10 years from the date of grant.

       The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, since options were granted at fair value, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company's net income and diluted income per share would have decreased to the following pro forma amounts for the year ended December 31, 1998:

                                                         1998
                                                     ----------

        Income before extraordinary item:

              As reported                            $   25,321
                                                     ==========
              Pro Forma                              $   24,520
                                                     ==========
        Net income:

              As reported                            $   20,910
                                                     ==========
              Pro Forma                              $   20,109
                                                     ==========
        Diluted income per share:

        Income before extraordinary item:

              As reported                            $     0.84
                                                     ==========
              Pro Forma                              $     0.81
                                                     ==========
        Net income:

              As reported                            $     0.69
                                                     ==========
              Pro Forma                              $     0.67
                                                     ==========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


17.     Stockholders' Equity. Continued:

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998: expected lives of ranging from 3 years to 4 years; expected volatility of approximately 72%; expected dividend yield of $0 and risk-free interest rates ranging from 4.91% to 5.46%.

        A summary of the status of the Company's Plans of December 31, 1998 and changes during the year ended December 31, 1998 is presented in the table below:

                                                      1997 Stock Option Plan       1998 Stock Option Plan
                                                     ------------------------      ----------------------
                                                                     Weighted                    Weighted
                                                                      Average                     Average
                                                                     Exercise                    Exercise
                                                       Shares          Price         Shares        Price
                                                     ----------        ------       -------       ------
        Shares under option:
          Outstanding at January 1, 1998                     --        $   --            --       $   --
                 Granted                                222,750         14.02        50,000        14.00
                 Exercised                                   --            --            --           --
                 Forfeited                               (2,550)        14.00            --           --
                                                     ----------        ------       -------       ------
          Outstanding at December 31, 1998              220,200        $14.02        50,000       $14.00
                                                     ==========        ======       =======       ======
          Weighted average fair value
            of options granted                              N/A        $ 8.10           N/A       $ 7.14
                                                     ==========        ======       =======       ======
          Options available for grant
            at December 31, 1998                      2,979,800           N/A       250,000          N/A
                                                     ==========        ======       =======       ======




        Options outstanding at December 31, 1998 have exercise prices between $14.00 and $15.25, with a weighted average exercise price of $14.02 and a remaining contractual life of approximately 9.5 years.

        Other Equity Transactions:

        On November 14, 1997, the Company's shareholders approved:

        A new class of preferred shares, with preference terms and rights to be determined by the Board of Directors. The Company is authorized to issue up to 15 million shares.

        An amendment to the Company's Articles of Incorporation to increase the number of authorized common shares from 10 million shares of no par value to 150 million shares of no par value.

        A dividend of one preferred share purchase right (a "Right") for each common share outstanding. Such rights entitle the registered holder under certain circumstances to purchase from the Company one-thousandth of a share of a newly created series of the Company's preferred shares, at a price of $60 per one-thousandth shares of Preferred Stock, subject to adjustment.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


17.     Stockholders' Equity, continued:

        The Company closed the sale of 4,104,730 shares of common stock at $14.00 per share on June 30, 1998. The net proceeds to the Company from the sale of stock in the initial public offering after deducting underwriting discounts and commissions and offering expenses were approximately $50,117.

        The following table sets forth a reconciliation of the gross IPO proceeds to the net IPO proceeds.

                    Gross IPO proceeds                                              $57,466
                    Underwriters discounts and commissions                            4,118
                    IPO expenses paid in 1998                                         2,521
                    IPO expenses paid in 1997                                           710
                                                                                    -------
                    Net equity provided from IPO                                    $50,117
                                                                                    =======

18.     Income (Loss) Per Share:

        The basic and diluted income (loss) before extraordinary item per share was determined as follows:

                                                               1996              1997              1998
                                                            ----------        ----------       -----------
        Income (loss) before extraordinary
                item available to common shareholders       $     (240)       $    6,612       $    25,321
                                                            ==========        ==========       ===========
        Basic income (loss) per share:

             Weighted average common shares                 15,440,465        26,270,103        30,127,527
                                                            ----------        ----------       -----------
             Basic (loss) income per common share           $    (0.02)       $     0.26       $      0.84
                                                            ==========        ==========       ===========
        Diluted income (loss) per share
             Weighted average common shares                 15,440,465        26,270,103        30,127,527
             Effect of stock options                                --                --            29,891
                                                            ----------        ----------       -----------
             Weighted average common shares
                  plus assumed conversions                  15,440,465        26,270,103        30,157,418
                                                            ----------        ----------       -----------
             Diluted income (loss) per share                $    (0.02)       $     0.26       $      0.84
                                                            ==========        ==========       ===========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


19.     Quarterly Financial Information (Unaudited):

        The following table sets forth summary quarterly financial information for the years ended December 31, 1997 and 1998:

1997 By Quarter                                              First        Second         Third        Fourth
---------------                                             -------       -------       -------       -------
        Total revenues                                      $ 8,786       $12,066       $12,735       $14,322
        Gross profit                                          6,723         8,913         8,978        10,261
        Operating income                                      1,906         3,911         3,297         4,243
        Net income                                              921         1,984         1,650         2,057
        Basic and diluted income per common share (1)          0.04          0.07          0.06          0.07

1998 By Quarter                                              First        Second         Third        Fourth
---------------                                             -------       -------       -------       -------
        Total revenues                                      $24,977       $40,264       $48,089       $50,133
        Gross profit                                         17,613        26,216        27,568        28,014
        Operating income                                      9,690        14,812        15,349        15,587
        Income before extraordinary item                      4,361         6,388         7,310         7,262
        Net income                                            4,075         6,388         7,310         3,137
        Basic and diluted income per common share:
               Income before extraordinary item                0.15          0.23          0.23          0.23
               Net income                                      0.15          0.23          0.23          0.08

        (1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

20.     Subsequent Events

        On March 3, 1999, the Company issued $150,000 of 10.75% of Senior Subordinated Notes due 2009. Net proceeds of approximately $144,000 were used to repay outstanding indebtedness under the Senior Credit Facility ($69,000) and the Seller Note ($75,000). The debt is guaranteed by the Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and King Pharmaceuticals of Nevada, Inc. In addition, the Company increased its borrowing capacity under its Revolving Credit Facility to $100,000.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KING PHARMACEUTICALS, INC.

                                           By: /s/ John M. Gregory
                                               ---------------------------------
                                               Chairman of the Board

                                           Date: March 26, 1999

         In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Capacity                                                  Date
---------                           --------                                                  ----
 /s/ John M. Gregory                Chairman of the Board (principal executive officer)       March 26, 1999

 /s/ Brian G. Shrader               Chief Financial Officer (principal financial and          March 26, 1999
                                    accounting officer)

 /s/ Jefferson J. Gregory           Director                                                  March 26, 1999


 /s/ Joseph R. Gregory              Director                                                  March 26, 1999


 /s/ Ernest C. Bourne               Director                                                  March 26, 1999


     Lois A. Clarke                 Director                                                  March __, 1999


 /s/ Frank W. De Friece, Jr.        Director                                                  March 26, 1999


 /s/ D. Greg Rooker                 Director                                                  March 26, 1999


 /s/ Ted G. Wood                    Director                                                  March 26, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS


     Our report on the financial statements of King Pharmaceuticals, Inc. is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                       PRICEWATERHOUSECOOPERS LLP


Greensboro, North Carolina
February 15, 1999

                           KING PHARMACEUTICALS, INC.

                 Schedule II. Valuation and Qualifying Accounts

                                 (In thousands)

                                                                  Column C
                                                         ----------------------------
        Column A                        Column B                  Additions                   Column D          Column E
 ---------------------------           ----------        ----------------------------        ----------        ----------
                                                                            Charged
                                       Balances at       Charged to        (Credited)                           Balance at
                                        Beginning        Costs and          to Other                              End of
                                        of Period         Expenses           Accounts       Deductions(1)         Period
                                        ---------         --------           --------       -------------         ------
Allowance for doubtful
accounts, deducted from
accounts receivable in the
balance sheets:
Year ended December 31, 1998               $638             $1,169             $ --               $405              $1,402
Year ended December 31, 1997               $ 93                565               --                 20              $  638
Year ended December 31, 1996               $ 93                --                --                --               $   93

------------
(1) Amounts represent write-offs of accounts.