Form 10-Q
period 1999-03-31
KING PHARMACEUTICALS INC
filed 1999-05-17
CIK 1047699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Yes  X   No
    ----   ----


                 CLASS              OUTSTANDING SHARES AT MARCH 31, 1999
                 -----              ------------------------------------
                 Common                           32,105,050


                           KING PHARMACEUTICALS, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of March 31, 1999
and December 31, 1998....................................................      2

Condensed Consolidated Statements of Operations for the three months
ended March 31, 1999 and 1998............................................      4

Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 1999 and 1998............................................      6

Notes to Condensed Consolidated Financial Statements.....................      7


Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ..........................................     14


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings...............................................     20
Item 2:  Changes in Securities and Use of Proceeds ......................     20
Item 6:  Exhibits and Reports on Form 8-K................................     21



SIGNATURES...............................................................     22


                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                             MARCH 31,    DECEMBER 31,
                                                               1999          1998
                                                           ---------------------------
                                                           (Unaudited)
ASSETS

  Current assets:
   Cash and cash equivalents                                $   2,484      $   1,159
   Accounts receivable, net                                    43,263         39,666
   Inventory                                                   36,553         26,556
   Deferred income taxes                                        5,717          6,675
   Prepaid expenses and other assets                            2,548          1,554
                                                            ---------      ---------
           Total current assets                                90,565         75,610
                                                            ---------      ---------
  Property, plant and equipment, net                           94,313         93,981
  Intangible assets, net                                      475,650        480,583
  Other assets                                                 21,554         17,997
                                                            ---------      ---------
           Total assets                                     $ 682,082      $ 668,171
                                                            =========      =========

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Current portion of long-term debt:
   Term loans                                               $   9,124      $  10,250
   Other                                                        1,374          3,060
  Accounts payable                                             12,526         12,594
  Accrued expenses                                             19,561         15,095
  Income taxes payable                                          4,008          3,524
                                                            ---------      ---------
           Total current liabilities                           46,593         44,523
                                                            ---------      ---------

  Long-term debt:
   Revolving credit facility                                    1,826         19,000
   Term loans                                                 363,915        414,750
   Senior subordinated notes                                  150,000             --
   Senior subordinated seller notes                                --         75,000
   Other                                                        5,547          5,736
  Deferred income taxes                                         6,768          7,726
                                                            ---------      ---------
           Total liabilities                                  574,649        566,735
                                                            ---------      ---------

  Shareholders' equity:
   Common shares, no par value, 150,000,000 shares
     authorized, 32,105,054 and 28,000,000 shares issued
     and outstanding, respectively                             66,576         66,572
   Retained earnings                                           41,453         35,460
   Due from related party                                        (596)          (596)
                                                            ---------      ---------
           Total shareholders' equity                         107,433        101,436
                                                            ---------      ---------
           Total liabilities and shareholders' equity       $ 682,082      $ 668,171
                                                            =========      =========



                            See accompanying notes.

  KING PHARMACEUTICALS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (in thousands, except share data)


                                                     FOR THE THREE MONTHS
                                                        ENDED MARCH 31,
                                                   1999              1998
                                                 ---------        ----------
                                                         (Unaudited)
  REVENUES:
   Net sales                                      $ 60,002        $ 22,319
   Development revenues                                 --           2,658
                                                  --------        --------
         Total revenues                             60,002          24,977
                                                  --------        --------
  OPERATING COSTS AND EXPENSES:
   Cost of sales                                    15,810           7,364
   Selling, general and administrative              14,282           6,832
   Depreciation and amortization                     6,251           1,091
                                                  --------        --------
         Total operating costs and expenses         36,343          15,287
                                                  --------        --------

  OPERATING INCOME                                  23,659           9,690
  OTHER (EXPENSES) INCOME:
   Interest expense                                (12,719)         (2,703)
   Interest income                                      46              24
   Other income (expense)                              (88)             --
                                                  --------        --------
         Total other (expenses)                    (12,761)         (2,679)
                                                  --------        --------
  INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                10,898           7,011
   Income tax expense                                4,200           2,650
                                                  --------        --------
  INCOME BEFORE EXTRAORDINARY                        6,698           4,361
  ITEM
  Extraordinary item, net of income taxes             (705)           (286)
                                                  --------        --------
  NET INCOME                                      $  5,993        $  4,075
                                                  ========        ========

   Basic and diluted income per common share:
    Income before extraordinary item              $   0.21        $   0.16
    Extraordinary item                               (0.02)           (.01)
                                                  --------        --------
    Net income                                    $   0.19        $   0.15
                                                  ========        ========



                             See accompanying notes.

  KING PHARMACEUTICALS, INC.
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  (in thousands, except share data)

                                                                     FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                      1999          1998
                                                                    ---------    ---------
                                                                           (Unaudited)

  Net cash provided by (used in) operating activities              $   5,500      $  (5,364)
                                                                   ---------      ---------
  Cash flows from investing activities:
    Purchases of property and equipment                               (1,718)       (73,642)
    Purchases of intangible assets                                        --        (51,559)
                                                                   ---------      ---------
       Net cash used in investing activities                          (1,718)      (125,201)
                                                                   ---------      ---------

  Cash flows from financing activities:
    Proceeds from revolving line of credit                             5,000         17,139
    Payments on revolving line of credit                             (22,174)       (13,291)
    Payments on short-term debt                                           --           (118)
    Proceeds from long-term debt and capital lease obligations            --        175,000
    Payments on long-term debt and capital lease obligations         (58,836)       (40,296)
    Due from affiliate                                                    --              3
    Initial public offering costs                                         --           (602)
    Repayment of senior subordinated seller notes                    (75,000)            --
    Proceeds from senior subordinated notes                          150,000             --
    Debt issuance costs                                               (6,451)        (7,335)
    Proceeds from exercise of stock options                                4             --
                                                                   ---------      ---------
        Net cash (used in) provided by financing activities           (2,457)       130,500
                                                                   ---------      ---------

  Increase (decrease) in cash                                          1,325            (65)
  Cash and cash equivalents, beginning of the period                   1,159             69
                                                                   ---------      ---------
  Cash and cash equivalents, end of the period                     $   2,484      $       4
                                                                   =========      =========




                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1.  GENERAL

         The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by us in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management is evaluating the provisions of SFAS No. 133, but management has not yet determined the impact, if any of its adoption.

NOTE 3.  INCOME PER SHARE

         The following table sets forth a reconciliation of the numerators and denominators in computing income per share:

                                                       For the Three Months
                                                          Ended March 31,
                                                      1999                1998
                                                   -----------        -----------
                                                             (Unaudited)
  Net income                                       $     5,993        $     4,075
                                                   ===========        ===========

  Weighted average basic shares outstanding         32,104,793         28,000,000
  Effect of dilutive stock options                     123,401                 --
                                                   -----------        -----------
  Dilutive shares outstanding                       32,228,194         28,000,000
                                                   ===========        ===========

  Basic and diluted net income per share           $      0.19        $      0.15
                                                   ===========        ===========

NOTE 4.  INVENTORY

         Inventory consists of the following:

                                                        March 31,      December 31,
                                                          1999            1998
                                                      ------------    -------------
                                                       (Unaudited)
  Finished goods...................................      $16,303         $13,772
  Work-in-process..................................       11,777           5,386
  Raw materials....................................        8,473           7,398
                                                         -------         -------
                                                         $36,553         $26,556
                                                         =======         =======

NOTE 5.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment consists of the following:

                                                          MARCH 31,     DECEMBER 31,
                                                            1999           1998
                                                         ----------     ------------
                                                         (Unaudited)
    Land..............................................    $  3,974       $   3,949
    Building and improvements.........................      56,006          55,990
    Machinery and equipment...........................      35,408          35,235
    Construction in progress..........................       7,534           6,106
                                                          --------       ---------
                                                           102,922         101,280
    Less accumulated depreciation.....................      (8,609)         (7,299)
                                                          --------       ---------
                                                          $ 94,313       $  93,981
                                                          ========       =========

NOTE 6.  ACQUISITIONS/INTANGIBLE ASSETS

    Intangible assets are as follows:

                                                            March 31,    December 31,
                                                              1999          1998
                                                           -----------   -----------
                                                           (Unaudited)
    Altace(R), Silvadene(R), AVC(TM) ................      $ 362,950      $ 362,950
    Septra(R), Proloprim(R), Mantadil(R), Kemadrin(R)         15,425         15,425
    Cortisporin(R) ..................................         23,694         23,694
    Sterile Products ................................         54,509         54,509
    Neosporin(R) ....................................          5,876          5,876
    Viroptic(R) .....................................          5,229          5,229
    Nucofed(R)/Quibron(R) ...........................          7,301          7,301
    Polysporin(R) ...................................          3,783          3,783
    Menest(R) .......................................          5,000          5,000
    Other ...........................................          3,377          3,377
                                                           ---------      ---------
                                                             487,144        487,144
    Less accumulated amortization ...................        (11,494)        (6,561)
                                                           ---------      ---------
                                                           $ 475,650      $ 480,583
                                                           =========      =========

   The following unaudited pro forma summary presents the financial information as if certain of the Company's acquisitions had occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1998, nor is it indicative of future results.

                                             For the three
                                             months ended
                                             --------------
                                             March 31, 1998
                                             --------------
Total revenues .............................    $56,049
                                                =======
Income before extraordinary item ...........    $ 5,856
                                                =======
Net income .................................    $ 5,856
                                                =======

Diluted income per common share:
  Net income before extraordinary item......    $  0.21
                                                =======
    Net income .............................    $  0.21
                                                =======

NOTE 7.  CONTINGENCIES

         Except as described below, the Company has not been a party to significant litigation or other legal proceedings.

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. We are a defendant in 67 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for SmithKline Beecham Corporation ("SKB"). Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the production of this anorexigenic drug.

         While the Company cannot predict the outcome of these suits, management believes that the claims against the Company are without merit and intend to vigorously pursue all defenses available to the Company. The Company is being indemnified in all of these suits by SKB for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the Company's independent negligence or intentional acts, and intend to submit a claim for all unreimbursed costs to the Company's product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against the Company or for amounts in excess of the Company's product liability coverage.

NOTE 8.  LONG-TERM DEBT

         On March 3, 1999, the Company issued $150,000 of 10 3/4% Senior Subordinated Notes due 2009. Net proceeds of approximately $144,000 were used to repay outstanding indebtedness under the Senior Credit Facility ($69,000) and the Seller Note ($75,000). The debt is guaranteed by the Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and King Pharmaceuticals of Nevada, Inc. In addition, the Company increased its borrowing capacity under its Revolving Credit Facility to $100,000. As of March 31, 1999, the Company has $98,174 of availability under the Revolving Credit Facility.

         As a result of the early retirement of the Senior Subordinated Seller Notes transaction costs of $1,150 ($705, net of income tax) were written off as an extraordinary loss on the early retirement of indebtedness.

         On May 7, 1999, the Company's Registration Statement on Form S-4 relating to the offer to exchange all outstanding 10 3/4% Senior Subordinated Notes due 2009 ($150,000 aggregate principal amount outstanding) for 10 3/4% Senior Subordinated Notes due 2009 of King Pharmaceuticals, Inc was declared effective by the Securities and Exchange Commission.

NOTE 9.  SEGMENT INFORMATION

         The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

         The following represents selected information for the Company's operating segments for the periods indicated:


                                                      For the Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1999          1998
                                                       ---------    ----------
                                                             (Unaudited)
 TOTAL REVENUES:
 Branded pharmaceuticals............................     $50,939      $ 17,570
 Contract manufacturing.............................      13,665         5,405
 All other..........................................       1,000         2,889
 Eliminations.......................................      (5,602)         (887)
                                                        --------      --------
      Consolidated total revenues...................    $ 60,002      $ 24,977
                                                        ========      ========

 GROSS PROFIT (LOSS):
 Branded pharmaceuticals............................     $42,742      $ 15,204
 Contract manufacturing.............................         794          (400)
 All other..........................................         656         2,809
                                                         -------      --------
      Consolidated gross profit.....................     $44,192      $ 17,613
                                                          ======      ========


                                                            As of             As of
                                                         December 31,        March 31,
                                                            1998               1999
                                                          --------           --------
                                                                  (Unaudited)
 TOTAL ASSETS:
 Branded pharmaceuticals............................      $522,218           $526,194
 Contract manufacturing.............................       144,614            152,944
 All other..........................................         1,735              3,617
 Eliminations.......................................          (396)              (673)
                                                          --------           --------
      Consolidated total assets.....................      $668,171           $682,082
                                                          ========           ========


         Capital expenditures of $8,099, $598 and $1,718 for the year ended December 31, 1998 and the three months ended March 31, 1998 and 1999, respectively, are substantially utilized for contract manufacturing purposes.

NOTE 10.  GUARANTOR FINANCIAL STATEMENTS

         The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000 of 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed combined financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the Notes.

GUARANTOR SUBSIDIARIES
COMBINED BALANCE SHEETS
As of March 31, 1999 and December 31, 1998


                                                        March 31,         December 31,
ASSETS                                                    1999               1998
                                                       ----------         ------------
                                                      (Unaudited)

CURRENT ASSETS:
Cash...............................................     $     --            $ (1,412)
Accounts receivable................................       35,284              30,475
  Inventory........................................       28,319              20,089
Prepaid expenses...................................          770                  27
                                                        --------            --------
      Total current assets.........................       64,373              49,179

Property, plant and equipment, net.................       72,883              72,965
Intangible assets, net.............................      112,596             117,518
                                                        --------            --------
      Total assets.................................     $249,852            $239,662
                                                        ========            ========

LIABILITIES AND SHAREHOLDERS'
EQUITY

CURRENT LIABILITIES:
Accounts payable...................................     $  8,409            $  8,157
Accrued expenses...................................       14,898              10,645
Income taxes payable...............................       (4,104)                 --
                                                        --------            --------
      Total current liabilities....................       19,203              18,802

Long-term debt:
Intercompany payable...............................      167,786             174,201
                                                        --------            --------
      Total liabilities............................      186,989             193,003
                                                        --------            --------
Shareholders' Equity...............................       62,863              46,659
                                                        --------            --------
      Total liabilities and Shareholders' Equity...     $249,852            $239,662
                                                        ========            ========

  GUARANTOR SUBSIDIARIES
  COMBINED STATEMENTS OF OPERATIONS
  For the three months ended March 31, 1998 and 1999


                                                         For the Three Months
                                                             Ended March 31,
                                                           1999          1998
                                                       -----------   ------------
                                                       (Unaudited)    (Unaudited)
 REVENUES:
    Net sales .......................................     $ 61,907      $ 20,857
    Development revenues ............................           --         2,500
                                                          --------      --------
      Total revenues ................................       61,907        23,357
                                                          --------      --------

  OPERATING COSTS AND EXPENSES:
    Cost of sales ...................................       18,690         6,320
    Selling, general and administrative .............       10,830         3,855
    Depreciation and Amortization ...................        5,884         1,217
                                                          --------      --------
           Total operating costs and expenses........       35,404        11,392
                                                          --------      --------

  OPERATING INCOME ..................................       26,503        11,965
  OTHER (EXPENSES) INCOME
    Interest Expense ................................          (69)           --
    Interest income .................................           --             1
    Other income (expense) ..........................            1            (1)
                                                          --------      --------
    Income before income taxes ......................       26,435        11,965
                                                          --------      --------
    Income tax expense ..............................       10,230         4,630
                                                          --------      --------
  Net Income ........................................     $ 16,205      $  7,335
                                                          ========      ========

  GUARANTOR SUBSIDIARIES
  COMBINED STATEMENTS OF CASH FLOWS
  For the three months ended March 31, 1999 and 1998

                                                          For the Three
                                                           Months Ended
                                                             March 31,
                                                     --------------------------
                                                         1999          1998
                                                     ------------   -----------
                                                      (Unaudited)   (Unaudited)
  NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES .......................     $ 8,776      $  (8,800)
                                                     -------      ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment ........        (949)       (73,189)
    Purchases of intangible assets .............          --        (54,867)
                                                     -------      ---------
       Net cash used in investing activities ...        (949)      (128,056)
                                                     -------      ---------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Increase (decrease) in inter-company payable      (6,415)       137,657
    Increase in long-term debt .................          --         (1,751)
                                                     -------      ---------
       Net cash provided by financing activities      (6,415)       135,906
                                                     -------      ---------
  Increase (decrease) in cash ..................       1,412           (950)
  Cash and cash equivalents,
    beginning of the period ....................      (1,412)          (133)
                                                     -------      ---------
  Cash and cash equivalents,
    end of the period ..........................     $    --      $  (1,083)
                                                     =======      =========


                          PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements which reflect management's current views of future events and operations. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. Some important factors which may cause results to differ include: our significant leverage and debt service requirements, dependence on our ability to continue to acquire branded products, dependence on sales of our products, management of our growth and integration of its acquisitions. Other important factors that may cause actual results to differ materially from the forward-looking statements are discussed in "Risk Factors" and other sections of our prospectus dated June 25, 1998, which is on file with the Securities and Exchange Commission as part of our Registration Statement on Form S-1. The Company does not undertake to publicly update or revise any of its forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto.

OVERVIEW

         We are a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of over 200 representatives, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians and hospitals across the country. Our business strategy is to acquire established branded pharmaceutical products and to increase their sales by focused marketing and promotion and through product life cycle management. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also create value by developing product line extensions for our branded pharmaceutical products such as new formulations, dosages or new indications. These product line extensions are attractive for us because they may have market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert Company, Mallinckrodt Chemical, Genetics Institute, Inc. and Hoffmann-La Roche Inc.

         Our branded pharmaceutical products can be divided into four therapeutic areas: (i) cardiovascular (including Altace, Thalitone and Procanbid), (ii) anti-infectives (including Cortisporin, Neosporin and Coly-Mycin M), (iii) vaccines and biologicals (including Fluogen, Aplisol and Histoplasmin) and (iv) women's health (including Pitocin and Menest). All of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 26 products over the last 18 months, including Altace. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of recognized prescription brand names includes, among others, Altace, Neosporin, Cortisporin, Pitocin, Anusol-HC and Fluogen.

         Since December 1994 we have acquired 34 branded pharmaceutical products, developed three products internally, divested one product and introduced eight product line extensions. We acquired from Glaxo Wellcome the Cortisporin product line in March 1997, the Viroptic product line in May 1997 and six additional branded products, including Septra, and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin and Polysporin in November 1997 (the "Glaxo Acquisition").

         In February 1998 we acquired from Warner-Lambert 15 branded pharmaceutical products, the Parkedale Facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $127.9 million, including $2.9 million of assumed liabilities (the "Sterile Products Acquisition").

         In June 1998 we acquired the Menest product line from SmithKline Beecham Corporation ("SmithKline") for $5.0 million.

         In June 1998 we launched our new Cortisporin-TC Otic line. Cortisporin-TC Otic is a product line extension for our Cortisporin Otic Suspension product.

         In August 1998 we received approval by the FDA to reintroduce Fluogen (influenza virus vaccine, Trivalent, Types A & B), which was acquired as part of the Sterile Products Acquisition and had been off the market since 1996. Fluogen is a seasonal product with most of its sales occurring the third and fourth quarters.

         In December 1998 we acquired from HMR for $362.5 million the United States rights to Altace, an ACE inhibitor, HMR's worldwide rights to Silvadene, a burn cream, and HMR's worldwide rights to AVC, a vaginal anti- infective cream (the "Altace Acquisition").

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

         The following summarizes approximate net revenues by product categories (in thousands).



                                    Three Months Ended March 31
                                        1999             1998
                                        ----             ----
Branded pharmaceuticals             $ 50,939         $  17,570
Contract manufacturing                 8,063             4,518
Other                                  1,000             2,889
                                    --------         ---------
                Total               $ 60,002         $  24,977
                                    ========         =========

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues

         Net revenues increased $35.0 million, or 140.2%, to $60.0 million in 1999 from $25.0 million in 1998. The increase in revenues is primarily attributable to the Altace Acquisition in December, and the Sterile Products Acquisition in March of 1998.

         Net sales from branded pharmaceuticals increased $33.3 million in 1999 or 189.9% to $50.9 million in 1999 from $17.6 million in 1998. The increase in revenues from branded pharmaceuticals is primarily attributable to the Altace Acquisition in December of 1998, and the Sterile Products Acquisition in March of 1998. The Altace Acquisition contributed $23.2 million in net sales during the quarter. The revenue from the branded products purchased as part of the Sterile Products Acquisition in March 1998 increased $6.6 million or 100.0% to $13.2 million in 1999 from $6.6 million in 1998.

         Revenues from contract manufacturing increased $3.5 million, or 78.5%, to $8.1 million in 1999 from $4.5 million in 1998. This increase is primarily due to a full quarter of contract manufacturing revenue related to the Sterile Products Acquisition, versus only one-month of contribution in 1998.

         We recognized no development revenues in the first quarter of 1999. In 1998 we recognized $2.5 million in development revenues as a result of the Food and Drug Administration ("FDA") approval and our validation of the process of one additional ANDA pursuant to an agreement with Mallinckrodt Chemical. Currently, we have no ongoing agreements that would result in future development revenue recognition.

Gross Profit

         Total gross profit increased $26.6 million or 150.9% to $44.2 million in 1999 from $17.6 million in 1998. The increase in gross profit is primarily attributable to the increase in gross profit from branded pharmaceutical products of $27.5 million offset by a decrease in gross profit from contract development activities.

         The gross profit from branded pharmaceutical products increased $27.5 million or 181.1% to $42.7 million in 1999 from $15.2 million in 1998. The increase is primarily the result of the Altace Acquisition and the branded products purchased as part of the Sterile Products Acquisition.

         The gross profit from contract manufacturing increased $1.2 million or 298.5% to $794,000 in 1999 from ($400,000) in 1998. The increase is attributable to a full quarter of operations from the contract manufacturing business acquired as part of the Sterile Products Acquisition, and greater utilization of our manufacturing facilities during the quarter.

         Gross profit associated with contract development revenue, generic pharmaceutical sales, and companion animal health sales decreased by $2.2 million or 76.6% to $656,000 in 1999 from $2.8 million in 1998. The decrease is primarily because we had no development revenues during the quarter; this was partially offset by an increase in gross profit contribution from generic pharmaceutical products.

Operating Costs and Expenses

         Total operating costs and expenses increased $21.1 million, or 137.8%, to $36.3 million in 1999 from $15.3 million in 1998. The increase was due to increases in the costs associated with our growth, particularly the Sterile Products Acquisition and the Altace Acquisition.

         Cost of sales increased $8.4 million, or 114.7%, to $15.8 million in 1999 from $7.4 million in 1998. The increase was due primarily to the costs associated with the newly acquired branded product lines.

         Selling, general and administrative expenses increased $7.5 million, or 109.0%, to $14.3 million in 1999 from $6.8 million in 1998. As a percentage of net sales, selling, general and administrative expenses decreased from 30.6% to 23.8% due to the increase in sales volume without a corresponding increase in fixed costs. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1998 and first part of 1999; as well as other personnel costs, marketing, and sampling costs associated with the new branded product lines.

         Depreciation and amortization expense increased $5.2 million, or 473.0%, to $6.3 million in 1999 from $1.1 million in 1998. This increase was primarily attributable to the depreciation and amortization of the fixed assets and intangibles assets acquired the Sterile Products Acquisition in March 1998 and the Altace Acquisition in December 1998.

Operating Income

         Operating income increased $14.0 million, or 144.2%, to $23.7 million in 1999 from $9.7 million in 1998. This increase was primarily due to increased revenues from the acquisition of branded products offset by increased expenses described above. As a percentage of net revenues, operating income increased to 39.4% in 1999 from 38.8% in 1998.

Interest Expense

         Interest expense increased $10.0 million, or 370.6%, to $12.7 million in 1999 from $2.7 million in 1998, as a result of additional term loans used to finance, in part, the Sterile Products Acquisition in February 1998 for $125.0 million, and the Altace Acquisition in December 1998 for $362.5 million.

Income Tax Expense

         The effective tax rate in 1999 of 38.5% and 1998 of 37.8% was higher than the federal statutory rate of 35% primarily due to state income taxes.

Extraordinary Item

         During the first quarter of 1999, we repaid $75.0 million of Senior Subordinated Notes prior to maturity. The early repayment of the notes caused us to recognize an extraordinary loss of $705,000, net of related tax benefits of $445,000, from the write-off of certain deferred financing costs.

Net Income

         Due to the factors set forth above, net income increased $1.9 million, or 47.1%, to $6.0 million in 1999 from $4.1 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

         Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded products.

         As of March 31, 1999 we have available $98.2 million under a revolving credit facility, which allows for total borrowing of up to $100.0 million.

          We generated net cash from operations of $5.5 million for the three months ended March 31, 1999. Our net cash provided from operations was primarily the result of $6.0 million in net income, depreciation and amortization of $6.3 million, a non-cash extraordinary charge of $1.2 million before income tax benefit, and an increase in accrued expenses of $4.5 million. Additionally, we decreased other assets by $1.1 million and recorded $603,000 of non-cash amortization of loan fees. Our cash flow from operations was also impacted by an increase in receivables, inventory, and prepaid assets of $3.6 million, $10.0 million and $995,000, respectively.

          Cash flows used in investing activities was $1.7 million due to the purchases of property and equipment.

         Net cash used in financing activities was $2.5 million. Financing activities provided $155.0 million comprised of $150.0 million in proceeds from senior subordinated notes, and $5.0 million in proceeds from the revolving credit facility. These amounts were offset by repayments of the $75.0 million senior subordinated notes, $53.8 million relating to the term loans, and $22.2 million on the revolving credit facility. Additionally, we paid $6.5 million of loan closing fees related to the term loans and the senior subordinated notes.

         As of March 31, 1999 we have outstanding approximately $530.0 million of long-term debt (including current portion), and $1.8 million in borrowings under our revolving credit facility. Of these amounts, approximately $373.0 million were at variable rates based on LIBOR and the remainder at fixed rates. We have entered into $125.0 million of interest rate hedging transactions with a commercial bank to exchange its variable LIBOR for a fixed rate of interest. We do not believe our exposure to changes in interest rates under our remaining variable rate agreements will have a material effect on our financial condition or results of operations. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of March 31, 1999 we were in compliance with these covenants.

         We believe that existing credit facilities and cash expected to be generated from operations are sufficient to finance our current operations and working capital requirements. However, in the event we make significant future acquisitions, it may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. At present, we are actively pursuing the acquisition of additional branded pharmaceutical products that may require the use of substantial capital resources. There are, however, no present agreements or commitments with respect to any such acquisitions.

Capital Expenditures

          Capital expenditures, including capital lease obligations, were $1.7 million and $73.6 million for the three months ended March 31, 1999 and 1998. The principal capital expenditures included property and equipment purchases and building improvements. We anticipate total capital expenditures in 1999 to be approximately $6.0 million primarily to fund additional equipment purchases and building improvements. In addition, we expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy.

Year 2000 Compliance

         We have conducted an evaluation of our IT and non-IT computer systems with respect to the "Year 2000" issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

          We have completed a Year 2000 readiness assessment of our business critical IT and non-IT systems. As a result of the assessment, we are in the process of developing and implementing corrective action plans designed to address Year 2000 issues. These plans, which include modification, upgrade and replacement of our critical administrative, production and research and development computer systems to make them Year 2000 ready. Implementation of corrective action plans has begun, and we expect to have our critical systems Year 2000 ready by June 1999.

         Because our operations depend on the uninterrupted flow of materials and services from our suppliers, we have requested and have been receiving and analyzing information from our suppliers with regard to their progress toward Year 2000 readiness. We intend to continue to monitor the progress of our key suppliers toward Year 2000 readiness.

         We estimate that we will spend, in total, between $1.0 million and $1.5 million to become Year 2000 ready. The majority of this spending will constitute replacement costs of non-compliant IT systems and reprogramming existing systems. It is possible that the actual cost of our Year 2000 readiness effort could exceed these estimates.

         Although we have a process in place to assess Year 2000 readiness on the part of our suppliers, we consider the most reasonably likely worst case scenario is that one or more of our suppliers might encounter a Year 2000 problem and be unable to supply materials. If this occurs and we could not obtain the same materials from another vendor, production could be interrupted, which could result in lost sales and profits. In addition, while we are taking action to correct deficiencies in our own systems, it is possible that one or more of our facilities or critical business systems might not achieve Year 2000 readiness as anticipated. This could also result in disruption of operations and lost sales and profits.

         We do not manufacture any products that are subject to Year 2000 risks. Contingency plans are being or will be developed to avoid or mitigate the risks that either key suppliers or we might not achieve Year 2000 readiness in time to avoid disruption of our operations.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

          Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. We are a defendant in 67 lawsuits which claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for SKB. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We expect to be named in additional lawsuits related to production of this anorexigenic drug.

         While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and intend to vigorously pursue all defenses available to us. We are being indemnified in all of these suits by SKB for which we manufacture the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon our independent negligence or intentional acts, and intend to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, we would have to defend the lawsuit and be responsible for damages, if any, which are awarded against us or for amounts in excess of our product liability coverage.



                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 3, 1999, we issued $150 million of 10 3/4% Senior Subordinated Notes due 2009. Net proceeds of approximately $144 million were used to repay outstanding indebtedness under the Senior Credit Facility ($69 million) and the Seller Note ($75 million). The debt is guaranteed by our wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and King Pharmaceuticals of Nevada, Inc.






                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

               Exhibit No.    Description

               (27.1)         Financial Data Schedule (For SEC Use Only)

        (b) Reports on Form 8-K

(b) During the quarter ended March 31, 1999, King filed a Current Report on Form 8-K, in response to Item 2 of that Form, dated January 6, 1999, related to the December 22, 1998 acquisition of three branded pharmaceutical products from Hoechst Marion Roussel. We filed an amended Current Report on Form 8-K/A on February 9, 1999 which included the following financial statements:

        (1)    Special Purpose Financial Statements of Businesses Acquired.

               ALTACE PRODUCT LINE OF HOECHST MARION ROUSSEL, INC. AND
                     HOECHST MARION ROUSSEL DEUTSCHLAND GMBH

                     Independent Auditors' Report
                     Special Purpose Statement of Product Contribution for the
                              nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996
                     Notes to Special Purpose Statement of Product Contribution

               SILVADENE PRODUCT LINE OF HOECHST MARION ROUSSEL, INC.

                     Independent Auditors' Report
                     Special Purpose Statement of Product Contribution for the
                              nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996
                     Notes to Special Purpose Statement of Product Contribution

               AVC PRODUCT LINE OF HOECHST MARION ROUSSEL, INC.

                     Independent Auditors' Report
                     Special Purpose Statement of Product Contribution for the
                              nine months ended September 30, 1998 and the years ended December 31, 1997 and 1996
                     Notes to Special Purpose Statement of Product Contribution

        (2) Unaudited Pro Forma Consolidated Financial Information. Unaudited Pro Forma Consolidated Financial Statements
               King Pharmaceuticals, Inc. Unaudited Pro Forma Consolidated
                     Balance Sheet as of September 30, 1998
               Notes to Unaudited Pro Forma Consolidated Balance Sheet
               King Pharmaceuticals, Inc. Pro Forma Consolidated Statement of
                     Operations for the Twelve Months Ended December 31, 1997
               King Pharmaceuticals, Inc. Pro Forma Consolidated Statement of
                     Operations for the Nine Months Ended September 30, 1998
               Notes To Unaudited Pro Forma Consolidated Statements of
                     Operations

                                   SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                            King Pharmaceuticals, Inc.



     Date:   May 14, 1999           By: /s/ John M. Gregory
        -------------------            -----------------------------------------
                                            John M. Gregory
                                            Chairman and Chief Executive Officer

     Date:   May 14, 1999           By: /s/ Brian G. Shrader
          -----------------            -----------------------------------------
                                            Brian G. Shrader
                                            Chief Financial Officer