Form 10-Q
period 1999-06-30
KING PHARMACEUTICALS INC
filed 1999-08-16
CIK 1047699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Yes [X]      No [ ]

                    CLASS                OUTSTANDING SHARES AT JUNE 30, 1999
                    -----                -----------------------------------
                   Common                            32,106,282

                           KING PHARMACEUTICALS, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998....................         2

Condensed Consolidated Statements of Operations for the three months and six months
ended June 30, 1999 and 1998.......................................................................         3

Condensed Consolidated Statements of Cash Flows for the six months ended
June 30, 1999 and 1998.............................................................................         4

Notes to Condensed Consolidated Financial Statements...............................................         5


Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ....................................................................        12


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings.........................................................................        20
Item 4:  Submission of Matters to a Vote of Security Holders.......................................        20
Item 6:  Exhibits and Reports on Form 8-K..........................................................        21



SIGNATURES.........................................................................................        22

                         PART I - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                    JUNE 30,      DECEMBER 31,
                                                                      1999           1998
                                                                    ---------      ---------
ASSETS                                                             (Unaudited)
Current assets:
   Cash and cash equivalents ..................................     $   4,454      $   1,159
   Accounts receivable, net ...................................        56,015         39,666
   Inventory ..................................................        39,298         26,556
   Deferred income taxes ......................................         5,717          6,675
   Prepaid expenses and other assets ..........................         3,508          1,554
                                                                    ---------      ---------
         Total current assets .................................       108,992         75,610
                                                                    ---------      ---------
Property, plant and equipment, net ............................        94,591         93,981
Intangible assets, net ........................................       470,704        480,583
Other assets ..................................................        20,926         17,997
                                                                    ---------      ---------
         Total assets .........................................     $ 695,213      $ 668,171
                                                                    =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt:
   Term loans .................................................     $  10,402      $  10,250
   Other ......................................................         1,398          3,060
 Accounts payable .............................................         9,139         12,594
 Accrued expenses .............................................        28,794         15,095
 Income taxes payable .........................................         1,375          3,524
                                                                    ---------      ---------
         Total current liabilities ............................        51,108         44,523
                                                                    ---------      ---------

Long-term debt:
   Revolving credit facility ..................................         3,826         19,000
   Term loans .................................................       360,676        414,750
   Senior subordinated notes ..................................       150,000         75,000
   Other ......................................................         5,483          5,736
Deferred income taxes .........................................         6,767          7,726
                                                                    ---------      ---------
         Total liabilities ....................................       577,860        566,735
                                                                    ---------      ---------

Shareholders' equity:
   Common shares, no par value, 150,000,000 shares authorized,
       32,106,282 and 32,104,730 shares issued and outstanding,
       respectively ...........................................        66,606         66,572
   Retained earnings ..........................................        51,343         35,460
   Due from related party .....................................          (596)          (596)
                                                                    ---------      ---------
         Total shareholders' equity ...........................       117,353        101,436
                                                                    ---------      ---------
         Total liabilities and shareholders' equity ...........     $ 695,213      $ 668,171
                                                                    =========      =========

                             See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

                                              FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                  ENDED JUNE 30,         ENDED JUNE 30,
                                              --------------------    --------------------
                                                1999        1998         1999        1998
                                              --------    --------    ---------    --------
                                                  (Unaudited)             (Unaudited)
REVENUES:
  Net sales ...............................   $ 76,003    $ 37,639    $ 136,005    $ 59,958
  Development revenues ....................         --       2,625           --       5,283
                                              --------    --------    ---------    --------
         Total revenues ...................     76,003      40,264      136,005      65,241
                                              --------    --------    ---------    --------
OPERATING COSTS AND EXPENSES:
  Cost of sales ...........................     23,133      14,048       38,943      21,412
  Selling, general and administrative .....     17,770       8,581       32,052      15,413
  Depreciation and amortization ...........      6,326       2,823       12,577       3,914
                                              --------    --------    ---------    --------
         Total operating costs and expenses     47,229      25,452       83,572      40,739
                                              --------    --------    ---------    --------

OPERATING INCOME ..........................     28,774      14,812       52,433      24,502
OTHER (EXPENSES) INCOME:
  Interest expense ........................    (13,343)     (4,447)     (26,062)     (7,150)
  Interest income .........................         18          40           64          55
  Other income (expense) ..................         53          16          (35)         25
                                              --------    --------    ---------    --------
         Total other expenses .............    (13,272)     (4,391)     (26,033)     (7,070)
                                              --------    --------    ---------    --------
INCOME BEFORE INCOME TAXES AND
EXTRAORDINARY ITEM ........................     15,502      10,421       26,400      17,432
  Income tax expense ......................      5,612       4,033        9,812       6,683
                                              --------    --------    ---------    --------
INCOME BEFORE EXTRAORDINARY ITEM ..........      9,890       6,388       16,588      10,749
Extraordinary item, net of income taxes ...         --          --         (705)       (286)
                                              --------    --------    ---------    --------
NET INCOME ................................   $  9,890    $  6,388    $  15,883    $ 10,463
                                              ========    ========    =========    ========

Basic and diluted income per common share:
   Income before extraordinary item .......   $   0.31    $   0.23    $    0.52    $   0.38
   Extraordinary item .....................         --          --        (0.02)      (0.01)
                                              --------    --------    ---------    --------
   Net income .............................   $   0.31    $   0.23    $    0.50    $   0.37
                                              ========    ========    =========    ========



                             See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except share data)

                                                                   FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                 ------------------------
                                                                   1999           1998
                                                                 ---------      ---------
                                                                       (Unaudited)
Net cash provided by (used in) operating activities ........     $   9,386      $    (381)
                                                                 ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment ......................        (3,389)       (75,502)
  Proceeds from sale of equipment ..........................            19             --
  Purchases of intangible assets ...........................            --        (56,559)
  Other ....................................................            --             13
                                                                 ---------      ---------
     Net cash used in investing activities .................        (3,370)      (132,048)
                                                                 ---------      ---------
Cash flows from financing activities:
  Proceeds from revolving line of credit ...................         7,000         17,139
  Payments on revolving line of credit .....................       (22,174)       (17,291)
  Due from related party ...................................            --         (1,075)
  Payments on short-term debt ..............................            --           (238)
  Proceeds from long-term debt and capital lease obligations            81        175,509
  Payments on long-term debt and capital lease obligations .       (55,918)       (42,066)
  Repayment of senior subordinated seller notes ............       (75,000)            --
  Proceeds from senior subordinated notes ..................       150,000             --
  Debt issuance costs ......................................        (6,746)        (7,335)
  Proceeds from exercise of stock options ..................            36         51,059
                                                                 ---------      ---------
      Net cash (used in) provided by financing activities ..        (2,721)       177,853
                                                                 ---------      ---------
Increase in cash and cash equivalents ......................         3,295         45,424
Cash and cash equivalents, beginning of the period .........         1,159             69
                                                                 ---------      ---------
Cash and cash equivalents, end of the period ...............     $   4,454      $  45,493
                                                                 =========      =========



                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1.  GENERAL

         The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by us in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Management is evaluating the provisions of SFAS No. 133, but management has not yet determined the impact, if any, of its adoption.

NOTE 3.  INCOME PER SHARE

         The following table sets forth a reconciliation of the numerators and denominators in computing income per share:

                                              For the Three Months        For the Six Months
                                                  Ended June 30,             Ended June 30,
                                            -------------------------   -------------------------
                                                1999          1998         1999          1998
                                            -----------   -----------   -----------   -----------
                                                   (Unaudited)                  (Unaudited)
Net income ..............................   $     9,890   $     6,388     $  15,883   $    10,463
                                            ===========   ===========   ===========   ===========

Weighted average basic shares outstanding    32,105,862    28,220,000    32,105,328    28,110,000
Effect of dilutive stock options ........       148,326            --       134,123            --
                                            -----------   -----------   -----------   -----------

Dilutive shares outstanding .............    32,254,188    28,220,000    32,239,451    28,110,000
                                            ===========   ===========   ===========   ===========
Basic and diluted net income per share ..   $      0.31   $      0.23   $      0.50   $      0.37
                                            ===========   ===========   ===========   ===========

NOTE 4.  INVENTORY

         Inventory consists of the following:

                                              June 30,    December 31,
                                               1999          1998
                                              -------       -------
                                           (Unaudited)

Finished goods..............................  $12,573       $13,772
Work-in-process.............................   18,533         5,386
Raw materials...............................    8,192         7,398
                                              -------       -------
                                              $39,298       $26,556
                                              =======       =======

NOTE 5.  ACQUISITIONS/INTANGIBLE ASSETS

Intangible assets are as follows:

                                                        June 30,        December 31,
                                                          1999              1998
                                                        ---------        ---------
                                                       (Unaudited)
Altace(R), Silvadene(R), AVC(TM) ................       $ 362,950        $ 362,950
Septra(R), Proloprim(R), Mantadil(R), Kemadrin(R)          15,425           15,425
Cortisporin(R) ..................................          23,694           23,694
Sterile Products ................................          54,509           54,509
Neosporin(R) ....................................           5,876            5,876
Viroptic(R) .....................................           5,229            5,229
Nucofed(R)/Quibron(R) ...........................           7,301            7,301
Polysporin(R) ...................................           3,783            3,783
Menest(R) .......................................           5,000            5,000
Other ...........................................           3,377            3,377
                                                        ---------        ---------
                                                          487,144          487,144
Less accumulated amortization ...................         (16,440)          (6,561)
                                                        ---------        ---------
                                                        $ 470,704        $ 480,583
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

                                                     For the Three            For the Six
                                                     Months Ended            Months Ended
                                                        June 30,               June 30,
                                                          1998                   1998
                                                     ------------            ------------
Total revenues ..........................               $ 63,947               $119,996
                                                        ========               ========
Net income ..............................               $  7,946               $ 13,802
                                                        ========               ========
Basic and diluted income per common share               $   0.28               $   0.49
                                                        ========               ========

NOTE 6.  CONTINGENCIES

         Except as described below, the Company has not been a party to significant litigation or other legal proceedings.

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. We are a defendant in 64 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for SmithKline Beecham Corporation ("SKB"). Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the production of this anorexigenic drug.

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

NOTE 7.  LONG-TERM DEBT

         During the second quarter King entered into three interest rate swap agreements with a notional amount of $110,000 as a partial hedge of its variable interest rate risk. The interest rate swap agreements fix interest rates on variable rate debt and reduce certain exposure to interest rate fluctuations. Under these agreements King pays a weighted average rate of 5.5% and receives the equivalent of one-month Libor until termination in June 2004. The banks have a one-time right to cancel the agreements in June 2001.

NOTE 8.  SEGMENT INFORMATION

         The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

         The following represents selected information for the Company's operating segments for the periods indicated:

                                        For the Three Months              For the Six Months
                                            Ended June 30,                   Ended June 30,
                                       ------------------------        -------------------------
                                         1999            1998             1999           1998
                                       --------        --------        ---------        --------
                                             (Unaudited)                       (Unaudited)
REVENUES:
Branded pharmaceuticals ........       $ 61,173        $ 28,203        $ 112,112        $ 45,773
Contract manufacturing .........         11,959          11,113           25,624          16,518
All other ......................          5,497           2,808            6,497           5,697
Eliminations ...................         (2,626)         (1,860)          (8,228)         (2,747)
                                       --------        --------        ---------        --------
     Consolidated total revenues       $ 76,003        $ 40,264        $ 136,005        $ 65,241
                                       ========        ========        =========        ========
GROSS PROFIT (LOSS):
Branded pharmaceuticals ........       $ 50,984        $ 23,711        $  93,726        $ 38,915
Contract manufacturing .........         (1,747)            (58)            (953)           (458)
All other ......................          3,633           2,563            4,289           5,372
                                       --------        --------        ---------        --------
     Consolidated gross profit .       $ 52,870        $ 26,216        $  97,062        $ 43,829
                                       ========        ========        =========        ========



                                        As of June 30,     As of December 31,
                                            1999                   1998
                                          ---------             ---------
                                         (Unaudited)
TOTAL ASSETS:
Branded pharmaceuticals ......            $ 526,312             $ 522,218
Contract manufacturing .......              162,123               144,614
All other ....................                7,239                 1,735
Eliminations .................                 (461)                 (396)
                                          ---------             ---------
     Consolidated total assets            $ 695,213             $ 668,171
                                          =========             =========

         Capital expenditures were $8,099, $1,671 and $1,860 for the year ended December 31, 1998 and the three months ended June 30, 1999 and 1998, respectively. Capital expenditures were $3,389 and $2,458 for the six months ended June 30, 1999 and 1998, respectively. Capital expenditures are substantially utilized for contract manufacturing purposes.

NOTE 9.  GUARANTOR FINANCIAL STATEMENTS

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

GUARANTOR SUBSIDIARIES
COMBINED BALANCE SHEETS
As of June 30, 1999 and December 31, 1998

                                                          June 30,       December 31,
                                                             1999           1998
                                                          ---------        --------
                                                         (Unaudited)
ASSETS
CURRENT ASSETS:
Cash ..............................................       $      --        $     --
Accounts receivable ...............................          43,642          30,475
Inventory .........................................          32,874          20,089
Prepaid expenses ..................................           1,690              27
                                                          ---------        --------
          Total current assets ....................          78,206          50,591

Property, plant and equipment, net ................          73,213          72,965
Intangible assets, net ............................         115,016         117,518
                                                          ---------        --------

          Total assets ............................       $ 266,435        $241,074
                                                          =========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable ..................................       $   7,408        $  8,157
Current portion of long-term debt .................              27              --
Accrued expenses ..................................          20,891          10,645
Income taxes payable ..............................          (4,604)             --
                                                          ---------        --------
          Total current liabilities ...............          23,722          18,802

Long-term debt ....................................              54              --
Intercompany payable ..............................         160,137         175,613
                                                          ---------        --------
          Total liabilities .......................         183,915         194,414
                                                          ---------        --------
Shareholders' equity ..............................          82,522          46,659
                                                          ---------        --------
         Total liabilities and shareholders' equity       $ 266,435        $241,074
                                                          =========        ========

GUARANTOR SUBSIDIARIES
COMBINED STATEMENTS OF OPERATIONS
For the three months and six months ended June 30, 1999 and 1998

                                                        For the Three Months            For the Six
                                                           Ended June 30,              Ended June 30,
                                                        --------------------      ------------------------
                                                         1999         1998          1999           1998
                                                        -------     --------      ---------      --------
                                                            (Unaudited)                 (Unaudited)
REVENUES:
     Net sales ....................................     $70,565     $ 39,772      $ 132,472      $ 60,629
     Development revenues .........................          --           --             --         2,500
                                                        -------     --------      ---------      --------
          Total revenues ..........................      70,565       39,772        132,472        63,129
                                                        -------     --------      ---------      --------

OPERATING COSTS AND EXPENSES:
     Cost of sales ................................      20,139       13,985         38,422        20,235
     Selling, general and administrative ..........      14,349        5,488         25,179         9,343
     Depreciation and amortization ................       3,478        2,150          9,362         3,367
     Royalty expense (income) .....................         527          332            934           402
                                                        -------     --------      ---------      --------
               Total operating costs and expenses .      38,493       21,955         73,897        33,347
                                                        -------     --------      ---------      --------

OPERATING INCOME ..................................      32,072       17,817         58,575        29,782
OTHER (EXPENSES) INCOME
     Interest expense .............................          (2)          --              1            --
     Gain/loss ....................................          --           --             69            --
     Interest income ..............................          --           --             --             1
     Other income (expense) .......................          --           15             (1)           15
                                                        -------     --------      ---------      --------
     Income before income taxes ...................      32,070       17,832         58,505        29,797
     Income tax expense ...........................      12,411        6,901         22,642        11,531
                                                        -------     --------      ---------      --------
Net income ........................................     $19,659     $ 10,931      $  35,863      $ 18,266
                                                        =======     ========      =========      ========

GUARANTOR SUBSIDIARIES
COMBINED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 1999 and 1998

                                                          For the Six Months
                                                             Ended June 30,
                                                        -----------------------
                                                          1999           1998
                                                        --------      ---------
                                                             (Unaudited)

NET CASH PROVIDED BY OPERATING ACTIVITIES .........     $ 22,570      $   4,198
                                                        --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of  intangible assets ..............       (4,889)       (59,861)
     Purchases of property and equipment ..........       (2,288)       (73,908)
                                                        --------      ---------
          Net cash used in investing activities ...       (7,177)      (133,769)
                                                        --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase (decrease) in inter-company payable .      (14,063)       131,455
     Increase (decrease) in long-term debt ........           81         (1,751)
                                                        --------      ---------
          Net cash provided by financing activities      (13,982)       129,704
                                                        --------      ---------
Change in cash and cash equivalents ...............     $  1,412      $     133
                                                        ========      =========

NOTE 11.  SUBSEQUENT EVENTS

On August 2, 1999 the Company announced the signing of a definitive agreement to acquire the antibiotic Lorabid(R) (loracarbef) in the United States and Puerto Rico from Eli Lilly and Company for $90.5 million plus sales performance milestones that could bring the total value of the deal to $158.0 million. The final contingent payment will be made if the Company achieves $140.0 million in annual net sales. Initially, the Company intends to finance the acquisition with borrowings under the line of credit.

                          PART I - FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. Some important factors which may cause results to differ include: our significant leverage and debt service requirements, dependence on our ability to continue to acquire branded products, dependence on sales of our products, management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from the forward-looking statements are discussed in various sections of our Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the Securities and Exchange Commission as part of our Registration Statement on Form S-1. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto.

OVERVIEW

         We are a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of over 200 representatives and copromotion arrangements, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians and hospitals across the country. Our business strategy is to acquire established branded pharmaceutical products and to increase their sales by focused marketing and promotion and through product life cycle management. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also create value by developing product line extensions for our branded pharmaceutical products such as new formulations, dosages or new indications. These product line extensions are attractive to us because they may have market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert, Mallinckrodt Chemical, Inc. ("Mallinckrodt"), Genetics Institute, Inc. and Hoffman-La Roche Inc.

         Our branded pharmaceutical products can be divided into four therapeutic areas: (i) cardiovascular (including Altace, Thalitone and Procanbid), (ii) anti-infectives (including Cortisporin, Neosporin and Coly-Mycin M), (iii) vaccines and biologicals (including Fluogen, Aplisol and Histoplasmin) and (iv) women's health (including Pitocin and Menest). All of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 26 products over the last 21 months. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of well-recognized prescription brand names includes, among others, Altace, Neosporin, Cortisporin, Pitocin, Anusol-HC and Fluogen.

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

         In June 1998 we acquired the Menest product line from SmithKline Beecham Corporation for $5.0 million.

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

         In December 1998 we acquired from Hoechst Marion Roussel, Inc. for $362.5 million the United States rights to Altace, an ACE inhibitor, HMR's worldwide rights to Silvadene, a burn cream, and HMR's worldwide rights to AVC, a vaginal anti-infective cream (the "Altace Acquisition").

         In August 1999 we announced the signing of a definitive agreement to acquire the antibiotic Lorabid(R) (loracarbef) in the United States and Puerto Rico from Eli Lilly and Company for $90.5 million plus sales performance milestones that could bring the total value of the deal to $158 million. The final contingent payment will be made if we achieve $140 million in annual net sales.
         As part of the agreement, we will acquire all of Lilly's rights in the United States and Puerto Rico to Lorabid(R) including Lorabid's(R) new drug applications, investigational new drug applications, and certain patents and associated U.S. copyright and trademark material. Lilly will manufacture Lorabid(R) for us. Lorabid(R) has U.S. patent protection through December 31, 2005. The transaction is expected to close before September 30, 1999 and is subject to review under the Hart-Scott-Rodino Act.

         Lorabid(R) is indicated for the treatment of patients with mild to moderate infections caused by susceptible strains of bacteria in the upper and lower respiratory tract, the skin, and the urinary tract. We will begin promoting Lorabid(R) to physicians immediately after the transaction closes.

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

         The following summarizes approximate net revenues by product categories (in thousands).

                           For the Three Months     For the Six Months
                               Ended June 30,          Ended June 30,
                            -------------------     --------------------
                             1999        1998         1999        1998
                            -------     -------     --------     -------
Branded pharmaceuticals     $61,173     $28,203     $112,112     $45,772
Contract manufacturing        9,333       9,253       17,396      13,771
Other .................       5,497       2,808        6,497       5,698
                            -------     -------     --------     -------
         Total ........     $76,003     $40,264     $136,005     $65,241
                            =======     =======     ========     =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         Net revenues for the three months ended June 30, 1999 increased $35.7 million, or 88.6%, to $76.0 million in 1999 from $40.3 million in 1998, due primarily to the acquisition and growth of branded pharmaceuticals. The increase in revenues is primarily from the Altace Acquisition in December 1998, and revenue growth of certain branded pharmaceuticals.

         Net sales from branded pharmaceuticals increased $32.9 million, or 116.7%, to $61.1 million in 1999 from $28.2 million in 1998. The Altace Acquisition in December 1998, and revenue gains by the Cortisporin and Neosporin product lines accounted for most of the sales increase.

         Revenues from contract manufacturing were flat during the quarter at $9.3 million in 1999 compared to $9.3 million in 1998.

         Net sales from generic and other increased $2.7 million, or 95.8%, to $5.5 million in 1999 from $2.8 million in 1998. The increase in revenues is primarily attributable to increased sales of a generic product line, offset by a decrease in development revenue. We recognized no development revenues in the second quarter of 1999. In 1998, we recognized $2.5 million in development revenues as a result of the Food and Drug Administration ("FDA") approval and our validation of the process of one additional ANDA pursuant to an agreement with Mallinckrodt. Currently, we have no ongoing agreements that would result in future development revenue recognition.

Gross Profit

         Total gross profit increased $26.7 million, or 101.9%, to $52.9 million in 1999 from $26.2 million in 1998. The increase in gross profit is primarily attributable to the increase in gross profit from branded pharmaceutical products.

         The gross profit from branded pharmaceutical products increased $27.3 million or 115.2% to $51.0 million from $45.8 million. The increase is primarily attributable to the increase in gross profits from the Altace Acquisition, and organic growth by the Cortisporin and Neosporin product lines.

         The gross profit from contract manufacturing decreased $1.6 million to $(1.7) million from $(.1) million. The decrease is primarily attributable to a shift in product mix to lower gross profit contracts, and unfavorable manufacturing variances resulting from lower than expected yields associated with production and costs of material used in unyielded lots.

         Gross profit associated with contract development revenue, generic pharmaceutical sales, and companion animal health sales increased by $1.1 million or 42% to $3.6 million from $2.6 million. The increase is primarily attributable to increased sales of a generic product line partially offset because we had no contract development revenue during the quarter.

Operating Costs and Expenses

         Total operating costs and expenses increased $21.7 million, or 85.1%, to $47.2 million in 1999 from $25.5 million in 1998. The increase was due to increases in the costs associated with our growth, particularly the Altace Acquisition.

         Cost of sales increased $9.1 million, or 65.0%, to $23.1 million in 1999 from $14.0 million in 1998. The increase was due primarily to the costs associated with the newly acquired branded product lines.

         Selling, general and administrative expenses increased $9.2 million, or 107.0%, to $17.8 million in 1999 from $8.6 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 22.8% to 23.4%. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1998 and first part of 1999; as well as other personnel costs, marketing, and sampling costs associated with the new branded product lines.

         Depreciation and amortization expense increased $3.5 million, or 125.0%, to $6.3 million in 1999 from $2.8 million in 1998. This increase was primarily attributable to the amortization of the intangibles assets acquired in the Altace Acquisition.

Operating Income

         Operating income increased $14.0 million, or 94.6%, to $28.8 million in 1999 from $14.8 million in 1998. This increase was primarily due to increased revenues from the acquisition of branded products offset by increased expenses described above. As a percentage of net revenues, operating income increased to 37.9% in 1999 from 36.8% in 1998.

Interest Expense

         Interest expense increased $8.9 million, or 202.3%, to $13.3 million in 1999 from $4.4 million in 1998, as a result of additional term loans used to finance, in part, the Altace Acquisition.

Income Tax Expense

         The effective tax rate in 1999 of 36.2% and 1998 of 38.7% was higher than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate was lower in 1999 as compared to 1998 because of an inventory donation. Under current tax laws, we typically receive a tax deduction equal to twice our basis.

Net Income

         Due to the factors set forth above, net income increased $3.5 million, or 54.7%, to $9.9 million in 1999 from $6.4 million in 1998.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         Net revenues increased $70.8 million, or 100.8%, to $136.0 million in 1999 from $65.2 million in 1998, due primarily to the acquisition and growth of branded products. The increase in revenues is primarily attributable to the Altace Acquisition and sales growth of certain branded pharmaceuticals.

         Net sales from branded pharmaceuticals increased $66.3 million, or 144.9%, to $112.1 million in 1999 from $45.8 million in 1998. The increase in revenues from branded pharmaceuticals is primarily attributable to the Altace Acquisition in December 1998, revenue growth of the Cortisporin and Neosporin product lines, and growth of certain products acquired as part of the Sterile Products Acquisition.

         Revenues from contract manufacturing increased $3.6, or 20.8% to $17.4 in 1999 from $13.8 in 1998. Contract revenue increased primarily because we had a full six months of contract revenue from the Parkedale Acquisition that closed in late February 1998.

         Net sales from generic and other increased $.8 million, or 14.0%, to $6.5 million in 1999 from $5.7 million in 1998. The increase in revenues is primarily attributable to increased sales of a generic product line, offset by a decrease in development revenue. We have recognized no development revenues in 1999. In 1998, we recognized $5.0 million in development revenues as a result of the Food and Drug Administration ("FDA") approval and our validation of the process of two additional ANDA's pursuant to an agreement with Mallinckrodt. Currently, we have no ongoing agreements that will result in future development revenue recognition.

Gross Profit

         Total gross profit increased $53.2 million, or 121.5%, to $97.1 million in 1999 from $43.8 million in 1998. The increase in gross profit is primarily attributable to the increase in gross profit from branded pharmaceutical products.

         The gross profit from branded pharmaceutical products increased $54.8 million or 140.9% to $93.7 million in 1999 from $38.9 million in 1998. The increase is primarily attributable to the increase in gross profits from the Altace Acquisition in December 1998 and growth of the Cortisporin product line, and growth of certain products acquired as part of the Sterile Products Acquisition.

         The gross profit from contract manufacturing decreased $.5 million to $(1.0) million from $(.5) million. The decrease is primarily attributable to a shift in product mix to lower gross profit contracts, and unfavorable manufacturing variances resulting from lower than expected yields associated with production and costs of material used in unyielded lots.

         Gross profit associated with contract development revenue, generic pharmaceutical sales, and companion animal health sales decreased by $1.1 million or 20.4% to $4.3 million from $5.4 million. The decrease is primarily because we had no contract development revenue during the quarter, partially offset by increased sales of a generic product line. Currently, we have no ongoing agreements that will result in future development revenue recognition.

Operating costs and expenses

         Total operating costs and expenses increased $42.9 million, or 105.4%, to $83.6 million in 1999 from $40.7 million in 1998. The increase was due to increases in the costs associated with our growth, particularly the Sterile Products Acquisition and the Altace Acquisition.

         Cost of sales increased $17.5 million, or 81.8%, to $38.9 million in 1999 from $21.4 million in 1998. The increase was due primarily to the costs associated with the newly acquired branded product lines.

          Selling, general and administrative expenses increased $16.7 million, or 108.4%, to $32.1 million in 1999 from $15.4 million in 1998. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1998 and first part of 1999; as well as other personnel costs, marketing, and sampling costs associated with the new branded product lines. As a percentage of net sales, selling, general and administrative expenses decreased from 25.7% to 23.6% due to sales increasing at a higher rate than fixed costs.

         Depreciation and amortization expense increased $8.7 million, or 223.1%, to $12.6 million in 1999 from $3.9 million in 1998. This increase was primarily attributable to the depreciation and amortization of the fixed assets and intangibles assets acquired in the Sterile Products Acquisition and the Altace Acquisition.

Operating Income

         Operating income increased $27.9 million, or 113.9%, to $52.4 million in 1999 from $24.5 million in 1998. This increase was primarily due to increased revenues from the acquisition of branded products offset by increased expenses described above. As a percentage of net revenues, operating income increased to 38.6% in 1999 from 37.6% in 1998.

Interest Expense

         Interest expense increased $18.9 million, or 262.5%, to $26.1 million in 1999 from $7.2 million in 1998, as a result of additional term loans used to finance, in part, the Sterile Products Acquisition and the Altace Acquisition.

Income Tax Expense

         The effective tax rate in 1999 of 37.2% and 1998 of 38.3% was higher than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate was lower in 1999 as compared to 1998 because of an inventory donation. Under current tax laws, we typically receive a tax deduction equal to twice our basis.

Extraordinary item

         During the first quarter of 1999, we repaid $75.0 million of senior subordinated seller notes prior to maturity. The early repayment of the notes resulted in an extraordinary loss of $705,000, net of related tax benefits of $445,000, from the write-off of certain deferred financing costs.

Net Income

         Due to the factors set forth above, net income increased $5.4 million, or 51.4%, to $15.9 million in 1999 from $10.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

         Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded products.

         As of June 30, 1999 we have available $96.2 million under a revolving line of credit, which allows for total borrowing of up to $100.0 million.

         We generated net cash from operations of $9.4 million for the six months ended June 30, 1999. Our net cash provided from operations was primarily the result of $15.9 million in net income, adjusted for non-cash depreciation and amortization of $12.6 million, a non-cash extraordinary charge of $1.2 million before income tax benefit, an increase in accrued expenses of $13.8 million, and a decrease in accounts payable and income taxes payable of $3.6 million and $2.1 million, respectively. Our cash flow from operations was also impacted by an increase in accounts receivable, inventory and prepaid assets of $16.3 million, $12.7 million and $2.0 million, respectively.

         Cash flows used in investing activities was $3.4 million due to the purchases of property and equipment.

         Net cash used in financing activities was $2.7 million. Financing activities provided $157.0 million comprised of $150.0 million in proceeds from senior subordinated notes, and $7.0 million in proceeds from the revolving credit facility. These amounts were offset by repayments of the $75.0 million senior subordinated seller notes, $55.9 million relating to the term loans, and $22.2 million on the revolving credit facility.

         As of June 30, 1999 we have outstanding approximately $528.0 million of long-term debt (including current portion), and $3.8 million in borrowings under our revolving line of credit agreement. Of these amounts, approximately $374.9 million were at variable rates based on LIBOR and the remainder at fixed rates. We have entered into $235.0 million of interest rate hedging transactions with a group of commercial banks to exchange our variable LIBOR for a fixed rate of interest. We do not believe our exposure to changes in interest rates under the remaining variable rate agreements will have a material effect on our financial condition or results of operations. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of June 30, 1999 we were in compliance with these covenants.

          We believe that existing credit facilities and cash expected to be generated from operations are sufficient to finance our current operations and working capital requirements. However, in the event we make significant future acquisitions, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. At present, we are actively pursuing the acquisition of additional branded pharmaceutical products that may require the use of substantial capital resources. Except for the agreement to acquire Lorabid(R), there are, no present agreements or commitments with respect to any such acquisitions.

         In August 1999 we announced the signing of a definitive agreement to acquire the antibiotic Lorabid(R) (loracarbef) in the United States and Puerto Rico from Eli Lilly and Company for $90.5 million plus sales performance milestones that would bring the total value of the deal to $158 million. The final contingent payment will be made if we achieve $140 million in annual net sales. Initially, we intend to finance the acquisition with borrowings under the line of credit.

Capital Expenditures

         Capital expenditures, including capital lease obligations, were $1.7 million and $1.9 million for the three months ended June 30, 1999 and 1998, respectively, and $3.4 million and $75.5 million for the six months ended June 30, 1999 and 1998, respectively. The principal capital expenditures included property and equipment purchases and building improvements. We anticipate total capital expenditures in 1999 to be approximately $6.0 million primarily to fund additional equipment purchases and building improvements. In addition, we expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy.

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

          We have completed a Year 2000 readiness assessment of our business critical IT and non-IT systems. As a result of the assessment, we have developed and are implementing corrective action plans designed to address Year 2000 issues. These plans, which include modification, upgrade and replacement of our critical administrative, production and research and development computer systems to make them Year 2000 ready. We expect to have our critical systems Year 2000 ready in the fourth quarter of 1999.

         Because our operations depend on the uninterrupted flow of materials and services from our suppliers, we have requested and have been receiving and analyzing informatioin from out suppliers with regard to their progress toward

Year 2000 readiness. We intend to continue to monitor the progress of our key suppliers toward Year 2000 readiness.

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

         We do not manufacture any products that are subject to Year 2000 risks. Contingency plans have been or will be developed to avoid or mitigate the risks that either key suppliers or we might not achieve Year 2000 readiness in time to avoid disruption of our operations.

Recent Accounting Pronouncements

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Management is evaluating the provisions of SFAS No. 133, but management has not yet determined the impact, if any, of its adoption.

ITEM 2A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

          The Company is exposed to market risk related to changes in interest rates on borrowings under its senior credit facility. The senior credit facility bears interest based on LIBOR. However, we have entered into an aggregate notional principal amount of $235.0 million in interest rate swap agreements to manage a portion of our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At June 30, 1999 our swap agreements are effective through 2004 with the banks having a one-time right to cancel in 2001. Under these agreements we pay a fixed weighted average interest rate of 5.5% and receive a floating interest rate based on one-month LIBOR.

          The fair values of the interest rate swap agreements represent the estimated payments or receipts that would be made to terminate the agreements. At June 30, 1999 we would receive approximately $0.1 million to terminate the agreements. The fair value is based on dealer quotes. The Company has $374.9 million of debt remaining that bears interest at a variable rate. Accordingly, an increase in interest rates would adversely affect interest expense.

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

          Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. We are a defendant in 64 lawsuits which claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for SKB. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We expect to be named in additional lawsuits related to production of this anorexigenic drug.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting on June 25, 1999, the shareholders voted on the following proposals with the results as indicated:

1. Elected two of its current directors to continue in office for a three-year term term as follows:

                              FOR                 WITHHOLD AUTHORITY
John M. Gregory               30,505,157          59,307
D. Greg Rooker                30,508,740          55,724



Directors continuing to serve include:

Jefferson J. Gregory                         Lois A. Clarke
Joseph R. Gregory                            Frank W. De Friece, Jr.
Ernest C. Bourne                             Ted G. Wood

2. Approved the King Pharmaceuticals, Inc. 1998 Non-Employee Director Stock Option Plan as follows:

         FOR               AGAINST          ABSTAIN
         28,682,178        1,732,954        149,332

3. Ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants and auditors for 1999 as follows:

         FOR               AGAINST          ABSTAIN
         30,549,066        4,173            15,398



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

                                       King Pharmaceuticals, Inc.



Date:   August 14, 1999                By: /s/ John M. Gregory
        ---------------                    -------------------------------------
                                           John M. Gregory
                                           Chairman and Chief Executive Officer




Date:   August 14, 1999                By: /s/ Brian G. Shrader
        ---------------                    -------------------------------------
                                           Brian G. Shrader
                                           Chief Financial Officer