Form 10-Q
period 1999-09-30
KING PHARMACEUTICALS INC
filed 1999-11-15
CIK 1047699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For The Quarterly Period Ended September 30, 1999
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to
                                             --------    --------

                           Commission File No. 0-24425


                           KING PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          TENNESSEE                                    54-1684963
(State or other jurisdiction of             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 Incorporation or organization)

       501 FIFTH STREET                                  37620
         Bristol, TN
   (Address of principal                               (Zip Code)
     executive offices)

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

Yes [X]     No [ ]

               Class                  Outstanding Shares at November 12, 1999
               -----                  ---------------------------------------
              Common                                 48,234,233
                                                     ----------

                           KING PHARMACEUTICALS, INC.

                                      INDEX

PART 1- FINANCIAL INFORMATION

Item 1:  Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998      3

Condensed Consolidated Statements of Operations for the Three and Nine Months ended
September 30, 1999 and 1998 ........................................................      4

Condensed Consolidated Statements of Cash Flows for the Nine Months ended
September 30, 1999 and  1998 .......................................................      5

Notes to the Condensed Consolidated Financial Statements ...........................      6

Item 2:  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .....................................................     13

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings .........................................................     19
Item 6:  Exhibits and Reports on Form 8-K ..........................................     20

SIGNATURES .........................................................................     21

                         Part I - FINANCIAL INFORMATION

                         Item 1.  Financial Statements

                           KING PHARMACEUTICALS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                   September 30,  December 31,
                                                                       1999           1998
                                                                   -------------  ------------
                                                                   (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents ..................................     $  10,917      $   1,159
   Accounts receivable, net ...................................        76,178         39,666
   Inventory ..................................................        42,474         26,556
   Deferred income taxes ......................................         5,717          6,675
   Prepaid expenses and other assets ..........................         1,758          1,554
                                                                    ------------------------
         Total current assets .................................       137,044         75,610
                                                                    ------------------------
Property, plant and equipment, net ............................        94,968         93,981
Intangible assets, net ........................................       557,002        480,583
Other assets ..................................................        20,182         17,997
                                                                    ------------------------
         Total assets .........................................     $ 809,196      $ 668,171
                                                                    ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current  portion of long-term debt:
   Term Loans .................................................     $  11,682      $  10,250
   Other ......................................................         1,394          3,060
Accounts payable ..............................................        21,905         12,594
Accrued expenses ..............................................        37,174         15,095
Income taxes payable ..........................................         4,917          3,524
                                                                    ------------------------
         Total current liabilities ............................        77,072         44,523
                                                                    ------------------------
Long-term debt:
   Revolving Credit Facility ..................................        80,000         19,000
   Term loans .................................................       357,435        414,750
   Senior Subordinated Notes ..................................       150,000         75,000
   Other ......................................................         5,356          5,736
Deferred income taxes .........................................         6,768          7,726
                                                                    ------------------------
         Total liabilities ....................................       676,631        566,735
                                                                    ------------------------
Shareholders' equity:
    Common shares no par value, 150,000,000 shares authorized,
      48,171,906 and 48,157,095 shares issued and outstanding,
      respectively ............................................        66,739         66,572
    Retained earnings .........................................        66,422         35,460
    Due from related party ....................................          (596)          (596)
                                                                    ------------------------
         Total shareholders' equity ...........................       132,565        101,436
                                                                    ------------------------
         Total liabilities and shareholders' equity ...........     $ 809,196      $ 668,171
                                                                    ========================

                             See accompanying notes

                           KING PHARMACEUTICALS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                      Three Months Ended          Nine Months Ended
                                                         September 30,               September 30,
                                                      1999          1998         1999           1998
                                                  ------------------------      ------------------------
                                                          (Unaudited)                 (Unaudited)
REVENUES:
   Net sales .................................     $ 104,909      $ 48,089      $ 240,914      $ 108,047
   Development revenues ......................            --            --             --          5,283
                                                  ------------------------------------------------------
            Total revenues ...................       104,909        48,089        240,914        113,330
                                                  ------------------------------------------------------
OPERATING COSTS AND EXPENSES:
   Cost of sales .............................        36,112        20,521         75,055         41,933
   Selling, general and administrative .......        23,219         9,627         55,270         25,040
   Depreciation and amortization .............         6,770         2,592         19,348          6,506
                                                   ------------------------------------------------------
            Total operating costs and expenses        66,101        32,740        149,673         73,479
                                                  ------------------------------------------------------
OPERATING INCOME .............................        38,808        15,349         91,241         39,851
OTHER (EXPENSES) INCOME:
   Interest expense ..........................       (14,536)       (3,579)       (40,598)       (10,729)
   Interest income ...........................           104            35            169             89
   Other income (expense) ....................           (47)            5            (83)            31
                                                  ------------------------------------------------------
            Total other (expenses) ...........       (14,479)       (3,539)       (40,512)       (10,609)
                                                  ------------------------------------------------------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM ........................        24,329        11,810         50,729         29,242
   Income tax expense ........................         9,250         4,500         19,062         11,183
                                                  ------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM .............        15,079         7,310         31,667         18,059
Extraordinary item net of income taxes .......            --            --           (705)          (286)
                                                  ------------------------------------------------------
Net Income ...................................     $  15,079      $  7,310      $  30,962      $  17,773
                                                  ======================================================
Basic and diluted income per common share
Income before extraordinary item .............     $    0.31      $   0.15           0.65      $    0.41
Extraordinary item ...........................            --            --          (0.01)         (0.01)
                                                  ------------------------------------------------------
Net Income ...................................     $    0.31      $   0.15      $    0.64      $    0.40
                                                  ======================================================


                             See accompanying notes

                           KING PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                                     For the Nine
                                                                     Months Ended
                                                                     September 30,
                                                              -------------------------
                                                                  1999           1998
                                                              -------------------------
                                                                     (Unaudited)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES: .....     $  35,142      $  (1,381)
                                                              -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ....................        (5,246)       (77,753)
  Proceeds from sale of equipment ........................            20             --
  Product acquisitions ...................................       (91,650)       (56,559)
  Other ..................................................            --             35
                                                              -------------------------
      Net cash used in investing activities ..............       (96,876)      (134,277)
                                                              -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit .................        87,000         20,139
  Payments on revolving line of credit ...................       (26,000)       (20,291)
  Due from related party .................................            --          1,075
  Payments on short-term debt ............................            --           (360)
  Proceeds from long-term debt and capital lease
    obligations ..........................................            81        175,596
  Payments on long-term debt and capital lease obligations       (58,010)       (81,213)
  Repayment of senior subordinated seller notes ..........       (75,000)            --
  Proceeds of senior subordinated notes ..................       150,000             --
  Debt issuance costs ....................................        (6,746)        (7,335)
  Proceeds from issuance of common stock, net ............            --         50,966
  Other ..................................................           167             --
                                                              -------------------------
      Net cash provided by financing activities ..........        71,492        138,577
                                                              -------------------------
Increase in cash and cash equivalents.....................         9,758          2,919
Cash and cash equivalents, beginning of the period .......         1,159             69
                                                              -------------------------
Cash and cash equivalents, end of the period .............     $  10,917      $   2,988
                                                              =========================

                             See accompanying notes

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (in thousands, except share and per share data)

NOTE 1.  GENERAL

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

NOTE 2.  NEW ACCOUNTING PRONOUNCEMENT

In 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Management is evaluating the provisions of SFAS
No. 133, but has not yet determined the impact, if any, of its adoption.

NOTE 3.  EQUITY

INCOME PER SHARE

The following table sets forth a reconciliation of the numerators and denominators in computing income per share:

                                                   Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                                  1999            1998            1999            1998
                                             ------------------------------------------------------------
Net income ..............................     $    15,079     $     7,310     $    30,962     $    17,773
                                             ============================================================
Weighted average basic shares outstanding      48,164,371      48,112,698      48,160,118      44,191,826
Effect of dilutive stock options ........         297,541              --         233,070              --
                                             ------------------------------------------------------------
Dilutive shares outstanding .............      48,461,912      48,112,698      48,393,188      44,191,826
                                             ============================================================

                                             ------------------------------------------------------------
Basic and diluted net income per share ..     $      0.31     $      0.15     $      0.64     $      0.40
                                             ============================================================

STOCK SPLIT

On October 4, 1999 the Company's board of directors declared a three for two stock split for shareholders of record as of October 28, 1999, to be distributed November 11, 1999. The stock split has been reflected in all share data contained in these financial statements.

NOTE 4.  INVENTORY

Inventory consists of the following:

                                   September 30,  December 31,
                                      1999             1998
                                  ----------------------------
                                  (Unaudited)

         Finished goods .......     $23,830            $13,772
         Work-in-process ......      10,626              5,386
         Raw materials ........       8,018              7,398
                                  ----------------------------
                                    $42,474            $26,556
                                  ============================


NOTE 5.  ACQUISITIONS/INTANGIBLE ASSETS

On August 19, 1999 the Company acquired the antibiotic Lorabid(R) (loracarbef) in the United States and Puerto Rico from Eli Lilly and Company for a purchase price of $91.7 million including acquisition costs plus sales performance milestones that could bring the total value of the deal to $158 million. The final contingent payment will be made if the Lorabid(R) annual net sales reach $140 million.

As part of the agreement, the Company acquired or licensed Lilly's rights in the United States and Puerto Rico including Lorabid's(R) new drug applications, investigational new drug applications, patents and associated United States copyright and trademark material. Lilly will manufacture Lorabid(R) for the Company. As part of the manufacturing agreement, the Company must meet certain minimum purchase requirements each year.

On November 12, 1999 the Company purchased the Tigan product line from Roberts Pharmaceutical Corporation.

Intangible assets are as follows:

                                                              September 30,     December 31,
                                                                   1999             1998
                                                               ----------------------------
         Altace(R), Silvadene(R), AVC(TM) ................       $ 362,950        $ 362,950
         Lorabid(R) ......................................          91,650               --
         Septra(R), Proloprim(R), Mantadil(R), Kemadrin(R)          15,425           15,425
         Cortisporin(R) ..................................          23,694           23,694
         Sterile Products ................................          54,509           54,509
         Neosporin(R) ....................................           5,876            5,876
         Viroptic(R) .....................................           5,229            5,229
         Nucofed(R)/Quibron(R) ...........................           7,301            7,301
         Polysporin(R) ...................................           3,783            3,783
         Menest(R) .......................................           5,000            5,000
         Other ...........................................           3,377            3,377
                                                               ----------------------------
                                                                   578,794          487,144
         Less accumulated amortization ...................         (21,792)          (6,561)
                                                               ----------------------------
                                                                 $ 557,002        $ 480,583
                                                               ============================

The following unaudited pro forma summary presents the financial information as if certain of the Company's acquisitions except the Tigan product line had occurred on January 1, 1998. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1998, nor is it indicative of future results.

                                               For the three                          For the nine
                                               months ended                           months ended
                                               September 30,                          September 30,
                                           1999             1998                1999               1998
                                     --------------------------------------------------------------------------
Total revenues ......................    $111,268          $99,727            $272,711           $268,641
                                     ==========================================================================
Net income ..........................    $ 15,445          $ 9,621            $ 33,952           $ 21,229
                                     ==========================================================================
Basic and diluted income per
  common share ......................    $   0.32          $  0.20            $   0.70           $   0.48
                                     ==========================================================================

NOTE 6.  CONTINGENCIES

Except as described below, the Company has not been a party to litigation or other legal proceedings.

Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in 69 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug phentermine under contract for SmithKline Beecham ("SKB"). Generally, the lawsuits allege that the defendants
(1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for SKB.

While the Company cannot predict the outcome of these suits, management believes that the claims against the Company are without merit and intends to vigorously pursue all defenses available to the Company. The Company is being indemnified in all of these suits by SKB for which the Company manufacture the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company. The Company intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against the Company or for amounts in excess of the Company's product liability coverage.

NOTE 7.  LONG-TERM DEBT

As of September 30, 1999 the Company has $20,000 of availability under the Revolving Credit Facility.

As of September 30, 1999 the Company has entered into $285.0 million of interest rate hedging transactions with a group of commercial banks to exchange variable LIBOR for a fixed LIBOR rate of interest. Under these agreements the Company pays weighted average LIBOR interest rates between 5.5% and 5.9% and receives the equivalent of one-month LIBOR until termination. The agreements expire at various times through September 2006.

NOTE 8.  SEGMENT  REPORTING

The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

The following represents selected information for the Company's operating segments for the periods indicated:


                               For the Three Months Ended     For the Nine Months Ended
                                      September, 30                 September, 30
                               -------------------------------------------------------
                                   1999           1998           1999           1998
                               -------------------------------------------------------
                                       (Unaudited)                   (Unaudited)
REVENUE:
Branded pharmaceuticals ...     $  93,394      $  39,359      $ 205,506      $  85,132
Contract manufacturing ....        25,839         20,458         51,463         36,976
All other .................         2,390            297          8,887          5,994
Eliminations ..............       (16,714)       (12,024)       (24,942)       (14,772)
                               -------------------------------------------------------
    Consolidated total
      revenues ............     $ 104,909      $  48,090      $ 240,914      $ 113,330
                               =======================================================
GROSS PROFIT (LOSS):
Branded pharmaceuticals ...     $  68,427      $  26,914      $ 162,153      $  65,829
Contract manufacturing ....          (824)           558         (1,777)           100
All other .................         1,193             96          5,482          5,468
                               -------------------------------------------------------
    Consolidated gross
      profit ..............     $  68,796      $  27,568      $ 165,858      $  71,397
                               =======================================================

                                   As of          As of
                              September 30,    December 31,
                                   1999           1998
                               -------------------------
                                      (Unaudited)
TOTAL ASSETS:
Branded pharmaceuticals ...     $ 647,294      $ 522,218
Contract manufacturing ....       161,094        144,614
All other .................         1,328          1,735
Eliminations ..............          (520)          (396)
                               -------------------------
    Consolidated total
      assets ..............     $ 809,196      $ 668,171
                               =========================

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


GUARANTOR SUBSIDIARIES
CONDENSED COMBINED BALANCE SHEETS

                                             September 30, December 31,
                                                  1999        1998
                                             -----------------------
                                              (Unaudited)
Current assets:
  Cash ...................................     $     --     $     --
  Accounts Receivable ....................       67,453       30,475
  Inventory ..............................       36,706       20,089
  Prepaid expense ........................        1,133           27
                                             -----------------------
      Total current assets ...............      105,292       50,591
                                             -----------------------

Property, plant, and equipment, net ......       73,440       72,965
Intangible assets, net ...................      113,766      117,518
                                             -----------------------
      Total assets .......................     $292,498     $241,074
                                             =======================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................     $ 19,692     $  8,157
  Current portion of long-term debt ......           27           --
  Accrued expenses .......................       27,463       10,645
                                             -----------------------
      Total current liabilities ..........       47,182       18,802
                                             -----------------------

Long-term debt ...........................           48           --
Intercompany payable .....................      134,129      175,613
                                             -----------------------
      Total liabilities ..................      181,359      194,415
                                             -----------------------

Shareholders' equity .....................      111,139       46,659
                                             -----------------------
      Total liabilities and shareholders'
        equity ...........................     $292,498     $241,074
                                             =======================

GUARANTOR SUBSIDIARIES
COMBINED STATEMENTS OF OPERATIONS

                                           For the Three Months         For the Nine Months
                                           Ended September 30,          Ended September 30,
                                           1999          1998           1999           1998
                                        ------------------------------------------------------
                                              (Unaudited)                   (Unaudited)
REVENUES:
  Net sales ........................     $ 116,562      $ 58,247      $ 249,034      $ 116,093
  Development revenue ..............            --            --             --          5,283
                                        ------------------------------------------------------
      Total revenues ...............       116,562        58,247        249,034        121,376
                                        ------------------------------------------------------
OPERATING COSTS AND EXPENSES:
  Cost of sales ....................        48,568        30,476         86,990         50,710
  Selling, general, and
    administrative .................        18,072         5,854         43,251         15,198
  Depreciation and Amortization ....         2,287         2,288         11,649          5,654
  Royalty expense ..................           888           448          1,822            850
                                        ------------------------------------------------------
      Total operating costs and
        expenses ...................        69,815        39,066        143,712         72,412
                                        ------------------------------------------------------
OPERATING INCOME ...................        46,747        19,181        105,322         48,964

OTHER (EXPENSES) INCOME
  Interest expense .................            --         8,417             --          8,419
  Gain/loss ........................            62            (5)           131             (5)
  Interest income ..................            (2)         (494)            (3)          (495)
  Other income expense .............             4            (1)             5            (15)
                                        ------------------------------------------------------
      Income before income taxes ...        46,683        11,264        105,189         41,060
                                        ------------------------------------------------------
Income tax expense .................        18,066         4,359         40,708         15,891
                                        ------------------------------------------------------
NET INCOME .........................     $  28,617      $  6,905      $  64,481      $  25,169
                                        ======================================================

GUARANTOR SUBSIDIARIES
COMBINED STATEMENTS OF CASH FLOWS

                                                                  For the Nine Months
                                                                  Ended September 30,
                                                                  1999           1998
                                                              --------------------------
                                                                      (Unaudited)

Net cash provided by operating activities ..................     $ 44,800      $  17,698
                                                              --------------------------
Cash flows from investing activities:
  Purchases of intangible assets ...........................       (4,883)       (59,855)
  Purchases of property and equipment ......................       (3,619)       (74,571)
                                                              --------------------------
      Net cash used in investing activities ................       (8,502)      (134,426)
                                                              --------------------------
Cash flows from financing activities:
  Increase (decrease) in inter-company payable .............      (36,373)       118,490
  Increase (decrease) in long-term debt ....................           75         (1,762)
                                                              --------------------------
      Net cash (used in) provided by financing activities ..      (36,298)       116,728
                                                              --------------------------
Change in cash and cash equivalents ........................           --             --
Cash and cash equivalents at beginning of period ...........           --             --
                                                              --------------------------
Cash and cash equivalents at end of period .................     $     --      $      --
                                                              ==========================

                          PART I- FINANCIAL INFORMATION
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. Some important factors which may cause results to differ include: our significant leverage and debt service requirements, dependence on our ability to continue to acquire branded products, dependence on sales of our products, management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from the forward-looking statements are discussed in various sections of our Annual Report on Form 10-K for the year ended December 31, 1998, which is on file with the Securities and Exchange Commission. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto.

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

         Our branded pharmaceutical products can be divided into four therapeutic areas: (i) cardiovascular (including Altace, Thalitone and Procanbid), (ii) anti-infectives (including Lorabid, Cortisporin, Neosporin and Coly-Mycin M), (iii) vaccines and biologicals (including Fluogen and Aplisol) and (iv) women's health (including Pitocin and Menest). All of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 27 products over the last 24 months, including Altace and Lorabid. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of well-recognized prescription brand names includes, among others, Altace, Lorabid, Neosporin, Cortisporin, Pitocin, Anusol-HC and Fluogen.

         Since December 1994 we have acquired 35 branded pharmaceutical products, developed three products internally, divested one product and introduced eight product line extensions. We acquired from Glaxo Wellcome the Cortisporin product line in March 1997, the Viroptic product line in May 1997 and six additional branded products, including Septra, and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin and Polysporin in November 1997 (the "Glaxo Acquisition").

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

         In December 1998 we acquired from Hoechst Marion Roussel, Inc. ("HMR") for $362.5 million the United States rights to Altace, an ACE inhibitor, HMR's worldwide rights to Silvadene, a burn cream, and HMR's worldwide rights to AVC, a vaginal anti-infective cream (the "Altace Acquisition").

         In August 1999 we acquired the antibiotic Lorabid from Eli Lilly and Company ("Lilly") for $91.7 million including acquisition costs plus sales performance milestones that could bring the total value of the deal to $158.0 million. The final contingent payment will be made if we achieve $140.0 million in annual net sales of Lorabid. As part of the agreement, we acquired or licensed all of Lilly's rights in the United States and Puerto Rico to Lorabid including Lorabid's new drug applications, investigational new drug applications, and certain patents and associated United States copyright and trademark material. Lilly will manufacture Lorabid for us. Lorabid has United States patent protection through December 31, 2005. Lorabid is indicated for the treatment of patients with mild to moderate infections caused by susceptible strains of bacteria in the upper and lower respiratory tract, the skin, and the urinary tract.

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

         We manufacture pharmaceutical products for a variety of pharmaceutical and biotechnology companies under contracts expiring at various times within the next five years. We intend to enter into additional manufacturing contracts in cases where we identify contracts that offer significant volumes and attractive margins. We have not accepted or renewed manufacturing contracts for third parties where we perceived insignificant volumes or revenues. In accordance with our focus on branded pharmaceutical products, we expect that, over time, our contract manufacturing and generic pharmaceutical, and companion animal health product lines will become a smaller percentage of revenues.

        The following summarizes approximate net revenues by product categories (in thousands).

                             Three Months Ended             Nine Months Ended
                                September 30,                  September 30,
                              1999        1998              1999         1998
                            --------     -------          --------     --------
Branded pharmaceuticals     $ 93,394     $39,359          $205,506     $ 85,130
Contract manufacturing         9,126       8,434            26,522       22,205
Other                          2,389         296             8,886        5,995
                            --------     -------          --------     --------
     Total                  $104,909     $48,089          $240,914     $113,330
                            --------     -------          --------     --------

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         Net revenues increased $56.8 million, or 118.1%, to $104.9 million in 1999 from $48.1 million in 1998, due primarily to the acquisition and growth of branded pharmaceutical products. The increase in revenues is primarily from the Altace Acquisition, the acquisition of Lorabid, and revenue growth of certain branded pharmaceutical products.

         Net sales from branded pharmaceutical products increased $54.0 million, or 137.1%, to $93.4 million in 1999 from $39.4 million in 1998. The Altace Acquisition, the acquisition of Lorabid and revenue gains by Fluogen and the Cortisporin and Neosporin product lines accounted for most of the sales increase.

         Revenues from contract manufacturing increased $692,000, or 8.0%, to $9.1 million in 1999 from $8.4 million in 1998.

         Net sales from generic and other increased $2.1 million, or 709.5%, to $2.4 million in 1999 from $296,000 in 1998 primarily due to increased sales of a generic product line.

Operating Costs and Expenses

         Total operating costs and expenses increased $17.8 million, or 145.9%, to $30.0 million in 1999 from $12.2 million in 1998. The increase was due to increases in the costs associated with our growth, particularly the Altace Acquisition.

         Cost of sales increased $15.6 million, or 76.1%, to $36.1 million in 1999 from $20.5 million in 1998. The increase was due primarily to the costs associated with the newly acquired branded product lines and increases in the production of Fluogen.

         Selling, general and administrative expenses increased $13.6 million, or 141.7%, to $23.2 million in 1999 from $9.6 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 20.0% to 22.1%. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1998 and first part of 1999; as well as other personnel costs, marketing, and sampling costs associated with the new branded product lines.

         Depreciation and amortization expense increased $4.2 million, or 161.5%, to $6.8 million in 1999 from $2.6 million in 1998. This increase was primarily attributable to having a full period of the amortization from the intangible assets acquired in the Altace Acquisition and the acquisition of Lorabid.

Operating Income

         Operating income increased $23.5 million, or 153.6%, to $38.8 million in 1999 from $15.3 million in 1998. This increase was primarily due to increased revenues from the acquisition of branded products offset by increased expenses described above. As a percentage of net revenues, operating income increased to 37.0% in 1999 from 31.9% in 1998.

Interest Expense

         Interest expense increased $10.9 million, or 302.8%, to $14.5 million in 1999 from $3.6 million in 1998, as a result of additional term loans used to finance, primarily, the Altace Acquisition.

Income Tax Expense

         The effective tax rate in 1999 of 38.0% and 1998 of 38.1% was higher than the federal statutory rate of 35% primarily due to state income taxes.


Net Income

         Due to the factors set forth above, net income increased $7.8 million, or 106.8%, to $15.1 million in 1999 from $7.3 million in 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         Net revenues increased $127.6 million, or 112.6%, to $240.9 million in 1999 from $113.3 million in 1998, due primarily to the acquisition and growth of branded products. The increase in revenues is primarily attributable to the Altace Acquisition, the acquisition of Lorabid, and sales growth of certain branded pharmaceutical products.

         Net sales from branded pharmaceutical products increased $120.4 million, or 141.5%, to $205.5 million in 1999 from $85.1 million in 1998. The increase in revenues from branded pharmaceutical products is primarily attributable to the Altace Acquisition, the acquisition of Lorabid, and revenue growth of Fluogen and the Cortisporin and Neosporin product lines.

         Revenues from contract manufacturing increased $4.3 million, or 19.4 %, to $26.5 million in 1999 from $22.2 million in 1998. Contract revenue increased primarily because we had a full nine months of contract revenue from the Sterile Products Acquisition that closed in late February 1998.

         Net sales from generic and other increased $2.9 million, or 48.3%, to $8.9 million in 1999 from $6.0 million in 1998. The increase in revenues is primarily attributable to increased sales of a generic product line, offset by a decrease in development revenue. We have recognized no development revenues in 1999. In 1998, we recognized $5.0 million in development revenues as a result of the Food and Drug Administration ("FDA") approval and our validation of the process of two additional ANDA's pursuant to an agreement with Mallinckrodt. Currently, we have no ongoing agreements that would result in future development revenue recognition.

Operating Costs and Expenses

         Total operating costs and expenses increased $43.1 million, or 136.8%, to $74.6 million in 1999 from $31.5 million in 1998. The increase was due to increases in the costs associated with our growth, particularly the Sterile Products Acquisition and the Altace Acquisition.

         Cost of sales increased $33.2 million, or 79.2%, to $75.1 million in 1999 from $41.9 million in 1998. The increase was due primarily to the costs associated with the newly acquired branded product lines and increase in the production of Fluogen.

         Selling, general and administrative expenses increased $30.3 million, or 121.2%, to $55.3 million in 1999 from $25.0 million in 1998. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1998 and first part of 1999; as well as other personnel costs, marketing, and sampling costs associated with the new branded product lines. As a percentage of net sales, selling, general and administrative expenses increased from 22.1% to 22.9%.

         Depreciation and amortization expense increased $12.8 million, or 196.9%, to $19.3 million in 1999 from $6.5 million in 1998. This increase was primarily attributable to the depreciation and amortization of the fixed assets and intangibles assets acquired in the Sterile Products Acquisition in February 1998, the Altace Acquisition in December 1998 and the acquisition of Lorabid in August 1999.

Operating Income

         Operating income increased $51.3 million, or 128.6%, to $91.2 million in 1999 from $39.9 million in 1998. This increase was primarily due to increased revenues from the acquisition of branded products offset by increased expenses described above. As a percentage of net revenues, operating income increased to 37.9% in 1999 from 35.2% in 1998.

Interest Expense

         Interest expense increased $29.9 million, or 279.4%, to $40.6 million in 1999 from $10.7 million in 1998, as a result of additional loans used to finance, in part, the Sterile Products Acquisition, the Altace Acquisition, and the acquisition of Lorabid.

Income Tax Expense

         The effective tax rate in 1999 of 37.6% and 1998 of 38.2% was higher than the federal statutory rate of 35% primarily due to state income taxes. The effective tax rate was lower in 1999 as compared to 1998 because of an inventory donation.

Extraordinary item

         During the first quarter of 1999, we repaid $75.0 million of senior subordinated seller notes prior to maturity. The early repayment of the notes resulted in an extraordinary loss of $705,000, net of related tax benefits of $445,000, from the write-off of certain deferred financing costs.

Net Income

         Due to the factors set forth above, net income increased $13.2 million, or 74.2%, to $31.0 million in 1999 from $17.8 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

         Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded products.

         As of September 30, 1999 we have available up to $20.0 million under a revolving line of credit, which allows for total borrowing of up to $100.0 million.

         We generated net cash from operations of $35.1 million for the nine months ended September 30, 1999. Our net cash provided from operations was primarily the result of $31.0 million in net income, adjusted for non-cash depreciation and amortization of $19.3 million, a non-cash extraordinary charge of $1.2 million before income tax benefit, an increase in accrued expenses of $22.1 million, and an increase in accounts payable and income taxes payable of $9.3 million and $1.4 million, respectively. Additionally, we decreased other assets by $1.9 million and recorded $1.3 million of non-cash amortization of loan fees. An increase in accounts receivable of $36.5 million and an increase in inventory of $15.9 million offset the items previously described.

         Cash flows used in investing activities was $96.9 million due to the purchase of Lorabid and $5.2 million of capital expenditures for the nine months ended September 30, 1999.

         Financing activities provided $71.5 million comprised principally of $150.0 million in proceeds from senior subordinated notes, and $87.0 million in proceeds from the revolving credit facility. These amounts were offset by repayments of the $75.0 million senior subordinated seller notes, $58.0 million relating to the term loans, and $26.0 million on the revolving credit facility.

         As of September 30, 1999 we have outstanding approximately $525.9 million of long-term debt (including current portion), and $80.0 million in borrowings under our revolving credit facility. Of these amounts, approximately $449.1 million were at variable rates based on LIBOR and the remainder at fixed rates. We have entered into $285.0 million of interest rate hedging transactions with a group of commercial banks to exchange our variable LIBOR for a fixed rate of interest. We do not believe our exposure to changes in interest rates under the remaining variable rate agreements will have a material effect on our financial condition or results of operations. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of September 30, 1999 we were in compliance with these covenants.

         We believe that existing credit facilities and cash expected to be generated from operations are sufficient to finance our current operations and working capital requirements. However, in the event we make significant future acquisitions, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities. At present, we are actively pursuing acquisitions that may require the use of substantial capital resources. There are, however, no present agreements or commitments with respect to any such acquisitions.

         We financed the acquisition of Lorabid with borrowings under the revolving credit facility and cash generated from operations.


Capital Expenditures

         Capital expenditures, including capital lease obligations, were $1.9 million and $4.2 million for the three months ended September 30, 1999 and 1998, respectively, and $5.2 million and $77.8 million for the nine months ended September 30, 1999 and 1998, respectively. The principal capital expenditures included property and equipment purchases and building improvements. We anticipate total capital expenditures in 1999 to be approximately $7.1 million primarily to fund additional equipment purchases and building improvements. In addition, we expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy.

Year 2000 Compliance

         We have conducted an evaluation of our IT and non-IT computer systems with respect to the "Year 2000" issue. This issue arises because many electronic systems use two digits rather than four to determine dates. This could cause information technology systems such as software applications, hardware, network systems and embedded chips to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

         We have completed a Year 2000 readiness assessment of our business critical IT and non-IT systems. As a result of the assessment, we have developed and are implementing corrective action plans designed to address Year 2000 issues. These plans, which include modification, upgrade and replacement of our critical administrative, production and research and development computer systems to make them Year 2000 ready. We expect to have our critical systems Year 2000 ready by December 31, 1999.

         Because our operations depend on the uninterrupted flow of materials and services from our suppliers, we have requested and have been receiving and analyzing information from our suppliers with regard to their progress toward Year 2000 readiness. We intend to continue to monitor the progress of our key suppliers toward Year 2000 readiness.

         We estimate that it will spend in total between $1.0 million and $1.5 million to become Year 2000 ready. The majority of this spending will constitute replacement costs of non-compliant IT systems and reprogramming existing systems. It is possible that the actual cost of our Year 2000 readiness effort could exceed these estimates.

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

                           PART II - OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. We are a defendant in 69 lawsuits that claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for SKB. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We expect to be named in additional lawsuits related to our production of the anorexigenic drug under contract for SKB.

      While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and intend to vigorously pursue all defenses available to us. We are being indemnified in all of these suits by SKB for which we manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon our independent negligence or intentional acts. We intend to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SKB is unable to satisfy or fulfill its obligations under the indemnity, we would have to defend the lawsuit and be responsible for damages, if any, which are awarded against us or for amounts in excess of our product liability coverage.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                Exhibit No.           Description

                (27.1)   Financial Data Schedule (For SEC Use Only)

         (b) Reports on From 8-K

                During the quarter ended September 30, 1999, we filed a Current Report on Form 8-K, in response to Item 5 of that Form, dated September 28, 1999, related to the August 19, 1999 acquisition of all rights, titles, and interests of Eli Lilly and Company in all formulations of pharmaceutical products sold under the registered trademark Lorabid(R) (loracarbef) in the United States and Puerto Rico.

                                   SIGNATURES

         Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                           King Pharmaceuticals, Inc.



Date:   November 12, 1999                  By: /s/ John M. Gregory
        -----------------------                ---------------------------------
                                                   John M. Gregory
                                                   Chairman and Chief
                                                   Executive Officer



Date:   November 12, 1999                  By: /s/  Brian G. Shrader
        -----------------------                ---------------------------------
                                                    Brian G. Shrader
                                                    Chief Financial Officer