Form 10-K
period 1999-12-31
KING PHARMACEUTICALS INC
filed 2000-03-30
CIK 1047699

--------------------------------------------------------------------------------


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         THE AGGREGATE MARKET VALUE OF THE SHARES OF COMMON STOCK HELD BY NONAFFILIATES OF THE REGISTRANT AS OF MARCH 8, 2000 IS APPROXIMATELY $1,545,000,000. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. OUTSTANDING AT MARCH 8, 2000, COMMON STOCK, NO PAR VALUE, 55,546,468.


                    Documents Incorporated by Reference: NONE

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our wholly-owned subsidiaries are Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; Medco Research, Inc. (acquired February 25, 2000); and King Pharmaceuticals of Nevada, Inc.

         We are a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. Through a national sales force of approximately 300 representatives and copromotion arrangements, we market our branded pharmaceutical products to general/family practitioners and internal medicine physicians and hospitals across the country. Our primary business strategy is to acquire established branded pharmaceutical products and to increase their sales by focused marketing and promotion and through product life cycle management. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also create value by developing product line extensions for our branded pharmaceutical products such as new formulations, dosages or new indications. These product line extensions are attractive for us because they may have market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert Company, Centocor, Inc., Mallinckrodt Chemical Inc., Genetics Institute, Inc. and Hoffman-LaRoche, Inc.

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

         Consistent with our strategy to acquire established branded pharmaceutical products, we have acquired 36 branded pharmaceutical products since December 1994.

RECENT DEVELOPMENTS

         In March 2000, the United States Food and Drug Administration, which we refer to in this report as the "FDA," concluded that the methods, facilities and controls used by Parkedale in the manufacture, processing and packaging of Fluogen(R) were not in compliance with current Good Manufacturing Practices, which we refer to in this report as "cGMP," requirements. The FDA therefore informed Parkedale that it must suspend production and distribution of Fluogen(R) until the Parkedale facility meets the applicable cGMP standards. The production and distribution of Fluogen(R) is currently suspended pursuant to the FDA's order. We are working to meet all of the FDA's requirements for the production and distribution of Fluogen(R) to resume, which can occur upon the FDA's verification that Parkedale has substantially complied with all required corrective measures. Fluogen(R)'s gross sales totaled $32.0 million, while net sales equaled $28.7 million, for the year ended December 31, 1999. Gross profit for Fluogen(R) equaled $6.9 million for the same period. We generally recognize revenue from Fluogen(R) during the third and fourth quarters of each calendar year. We are presently evaluating strategies pertaining to Fluogen(R). Presently, we intend to pursue all actions reasonably necessary to assure Fluogen(R)'s availability during the upcoming flu season commencing in September 2000.

         On February 25, 2000 we acquired Medco in an all stock transaction accounted for as a pooling of interests valued at approximately $366 million. Medco is now one of our wholly-owned subsidiaries. Medco is engaged in the development and global commercialization of cardiovascular medicines and adenosine-receptor technologies. Medco's products and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents. Medco then sponsors and directs any additional preclinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. Historically Medco has licensed the manufacturing and marketing rights to its products to corporate partners in exchange for licensing fees and royalty payments on future product sales. A portion of formulation development, as well as microbiology, chemistry, manufacturing and controls information, are typically provided by Medco's licensed corporate partner, and Medco then submits to the FDA, a New Drug Application, which we refer to in this report as an "NDA," to obtain the FDA's clearance to market the drug. Medco has successfully developed two adenosine-based products, Adenocard(R) and Adenoscan(R). The NDAs for Adenocard(R) and Adenoscan(R) are held by Fujisawa Healthcare, Inc. and Medco receives a royalty based on the sales of the products.

         On January 21, 2000, we filed a registration statement with the SEC which allows us to offer up to $350.0 million from offerings of common stock, preferred stock, debt securities and debt warrants at the time and in the amounts we deem appropriate. To date, none of these securities have been issued.

COMPLETED ACQUISITIONS

         Information regarding certain of our acquisitions is set forth below:

                                                                                DATE OF
SELLER                                    PRODUCTS ACQUIRED(1)                  ACQUISITION        PURCHASE PRICE
------                                    --------------------                  -----------        --------------
Eli Lilly Company.......................  Lorabid(R)                            August 1999           90.5 million(2)
Hoechst Marion Roussel, Inc. ...........  Altace(R), Silvadene(R),AVC(TM)       December 1998        362.5 million
Warner-Lambert Company .................  Fluogen(R), Anusol-HC(R),
                                          Procanbid(R),                         February 1998        125.0 million(3)
                                          Pitocin(R) and others
Glaxo Wellcome, Inc ....................  Septra(R), Proloprim(R),
                                          Mantadil(R),                          November 1997         23.0 million
                                          Kemadrin(R), Neosporin(R),
                                          Polysporin(R)(4)
Glaxo Wellcome..........................  Cortisporin(R)product line            March 1997            22.8 million

-------------

(1) For additional information, see Note 6 to the notes to consolidated financial statements.
(2) Plus sales performance milestones that, if met, would bring the total value of the transaction to $158 million.
(3) The purchase price includes the acquisition of the Parkedale facility and certain manufacturing contracts for third parties.
(4) We acquired the exclusive licenses, free of royalty obligations, to market and manufacture prescription formulations of Neosporin(R) and Polysporin(R).

INDUSTRY

         Growth in the pharmaceutical industry is being driven primarily by: (i) the aging population; (ii) technological breakthroughs which have increased the number of ailments which can be treated with or prevented by drugs; (iii) managed care's preference for drug therapy over surgery since drug therapy is generally less costly; and (iv) direct-to-consumer television advertising which has increased public awareness of available drug therapies.

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

PRODUCTS AND PRODUCT DEVELOPMENT

         We market a variety of branded prescription products primarily over four therapeutic areas, including cardiovascular products (e.g., Altace(R)), anti-infective products (e.g., Lorabid(R)), vaccines and biologicals (e.g., Fluogen(R)) and women's health products (e.g., Pitocin(R)). Our branded pharmaceutical products are generally in high volume categories and are well known for their indications (e.g., Altace(R) and Lorabid(R)). Additionally, many of our branded products have limited or no generic competition, including patent protected products, vaccines and biologicals that have no generic equivalent or products that are difficult to formulate (e.g., creams, ophthalmic suspensions). Branded pharmaceutical products represented 87% and 77% of our net revenues for the years ended December 31, 1999 and 1998.

         Cardiovascular products. Altace(R), an Angiotensin Converting Enzyme ("ACE") inhibitor, is our primary product within this category. In August 1999, the results of the Heart Outcomes Prevention Evaluation Study were released. The study determined that Altace(R) significantly reduces the rates of death, myocardial infarction, and stroke in a broad range of high-risk heart patients. We submitted a Supplemental New Drug Application to the FDA on January 18, 2000 to request approval for new and unique indications for Altace(R). The indications sought are for the significant reduction of mortality, myocardial infarction, stroke, revascularization procedures and heart failure in patients at risk for such cardiovascular events. We are evaluating alternative marketing strategies for Altace(R). In February 1998, we acquired Procanbid(R) from Warner-Lambert. Procanbid(R) is a branded pharmaceutical product used to treat arrhythmia. Thalitone(R)is a hypertension diuretic tablet indicated for the management of hypertension with patent protection through 2007.

         Anti-infective products. Our anti-infective products are marketed primarily to general/family practitioners and internal medicine physicians and are prescribed to treat uncomplicated infections of the respiratory tract, urinary tract, eyes, ears and skin. Our products are generally in technologically mature product segments and as a result have limited product risk. Lorabid(R) is our largest product in the category while Cortisporin(R) has become our second largest product in this category. Lorabid(R) is indicated for the treatment of patients with mild to moderate infections caused by susceptible strains of bacteria in the upper and lower respiratory tract, the skin and the urinary tract.

         Vaccines and biologicals. Fluogen(R), one of the products acquired in February 1998 from Warner-Lambert, is a trivalent influenza virus vaccine. In March 2000, we received written notice from the FDA that we must suspend the production of Fluogen(R) until certain production issues have been satisfactorily addressed. More information about the FDA's communication appears in the section below called "Government Regulation."

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

         Certain of our products are described below:

                              COMPANY ACQUIRED FROM
PRODUCT                      AND DATE OF ACQUISITION      PRODUCT DESCRIPTION AND INDICATION

Cardiovascular Products

Altace(R)(1)................   Hoechst Marion             A hard-shell capsule for oral administration
                               Roussel, Inc.              indicated for the treatment of hypertension.
                               (December 1998)

Thalitone(R)(2).............   Horus Therapeutics, Inc.   A hypertension-diuretic tablet indicated for
                               (December 1996)            the management of hypertension, either alone
                                                          or in combination with other
                                                          antihypertensive drugs, and for edema
                                                          associated with congestive heart failure and
                                                          various forms of renal dysfunction.

Procanbid(R)................   Warner-Lambert             A procainamide extended-release tablet
                               (February 1998)            indicated for the treatment of documented
                                                          ventricular arrhythmia, such as sustained
                                                          ventricular tachycardia, that, in the
                                                          judgment of a physician, are
                                                          life-threatening.

Adrenalin(R)................   Warner-Lambert             A sterile solution made from the active
                               (February 1998)            principle of the adrenal medulla used to
                                                          relieve respiratory distress and
                                                          hypersensitivity reactions and restore
                                                          cardiac rhythm in cardiac arrest due to
                                                          various causes.

Anti-Infective Products

Lorabid(R).................    Eli Lilly Company          A capsule and suspension product
                               (August 1999)              indicated for the treatment of patients with
                                                          mild to moderate infections caused by
                                                          susceptible strains of bacteria in the upper
                                                          and lower respiratory tract, the skin and
                                                          the urinary tract.
Cortisporin(R).............    Glaxo Wellcome             A full line of prescription antibiotic and
                               (March 1997)               anti-inflammatory formulations of ophthalmic
                                                          ointments and suspensions, otic solutions
                                                          and suspensions, and topical creams and
                                                          ointments indicated for the treatment of
                                                          corticosteroid-responsive dermatoses with
                                                          secondary infections.
Viroptic(R).................   Glaxo Wellcome             A sterile solution indicated for the
                               (May 1997)                 treatment of ocular Herpes simplex virus,
                                                          idoxuridine-resistant Herpes and
                                                          vidarabine-resistant Herpes. In November
                                                          1997, the FDA approved the expanded use of
                                                          Viroptic to include pediatric patients, ages
                                                          six and above.
Neosporin(R)(3).............   Glaxo Wellcome             A prescription strength ophthalmic ointment
                               (March 1997)               and solution indicated for the topical
                                                          treatment of ocular infections. It is also
                                                          formulated as a prescription strength
                                                          genito-urinary concentrated sterile irrigant
                                                          indicated for short-term use as a continuous
                                                          irrigant or rinse to help prevent infections
                                                          associated with the use of indwelling
                                                          catheters.
Polysporin(R)(3)............   Glaxo Wellcome             A prescription strength wide range
                               (November 1997)            antibacterial sterile ointment indicated for
                                                          the topical treatment of superficial ocular
                                                          infections.
Vira-A(R)...................   Warner-Lambert             An antiviral ointment indicated for the
                               (February 1998)            topical treatment of ocular infections
                                                          caused by the Herpes simplex virus types 1
                                                          and 2.
Chloromycetin(R)............   Warner-Lambert             A broad spectrum antibiotic ophthalmic
                               (February 1998)            ointment and solution indicated for the
                                                          treatment of serious bacterial infections
                                                          that are not responsive to other antibiotics
                                                          or when other antibiotics are
                                                          contraindicated. This product is also
                                                          available in an otic solution and sterile
                                                          injectable form for intravenous
                                                          administration in the treatment of acute
                                                          infections caused by salmonella and
                                                          meningeal infections.
Septra(R)...................   Glaxo Wellcome             An antibiotic indicated for the treatment of
                               (November 1997)            infectious diseases, including urinary tract
                                                          infections, pneumonia, enteritis and ear
                                                          infections in adults and children.
Coly-Mycin(R)...............   Warner-Lambert             An antibiotic sterile parenteral indicated
                               (February 1998)            for the treatment of acute or chronic
                                                          infections due to sensitive strains of
                                                          certain gram-negative bacteria and a sterile
                                                          aqueous suspension for the treatment of
                                                          superficial bacterial infections of the
                                                          external auditory canal.
Silvadene(R)(4).............   HMR                        A topical antimicrobial cream indicated as
                               (December 1998)            an adjunct for the prevention and treatment
                                                          of wound sepsis in patients with second-and
                                                          third-degree burns.

Women's Health Products

Pitocin(R)..................   Warner-Lambert             A sterile hormone solution used to initiate
                               (February 1998)            or improve uterine contractions during labor
                                                          and to control bleeding or hemorrhage in the
                                                          mother after childbirth.
Menest(R)...................   SmithKline                 A film-coated esterified estrogen tablet for
                               (June 1998)                the treatment of vasomotor symptoms of
                                                          menopause, atrophic vaginitis, kraurosis
                                                          vulvae, female hypogonadism, female
                                                          castration, primary ovarian failure, breast
                                                          cancer and prostatic carcinoma.
AVC(TM)(4)...................  HMR                        Cream and suppositories for vaginal
                               (December 1998)            administration as indicated for the
                                                          treatment of Candida albicans infections.
Anusol-HC(R)................   Warner-Lambert             A suppository and cream indicated for the
                               (February 1998)            relief of inflammation accompanying
                                                          hemorrhoids (piles), post-irradiation
                                                          proctitis, cryptitis and other inflammatory
                                                          conditions of the anorectum.

Vaccines and Biologicals

Fluogen(R)(5)...............   Warner-Lambert             A trivalent vaccine for immunization against
                               (February 1998)            influenza (flu); composition of the vaccine
                                                          is determined each year by the Centers for
                                                          Disease Control and Center for Biologics
                                                          Evaluation and Research.
Aplisol(R).................    Warner-Lambert             A sterile aqueous solution of purified
                               (February 1998)            protein fraction for intradermal
                                                          administration as an aid in the diagnosis of
                                                          tuberculosis.

(1) We acquired licenses for the exclusive rights in the United States under various HMR patents to the active ingredient in Altace(R).
(2) We acquired the trademark and patents for this product from Boehringer Ingelheim Pharmaceuticals, Inc.
(3) We have exclusive licenses, free of royalty obligations, to manufacture and market prescription formulations of these products.
(4)      We acquired HMR's worldwide rights to these products.
(5) We have currently suspended production of Fluogen(R) pursuant to the request of the FDA. For more information see "Government Regulations" below.

CONTRACT MANUFACTURING

         We utilize our excess manufacturing capacity to provide third party contract manufacturing. We currently provide contract manufacturing for many pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert, Centocor, Inc, Mallinckrodt, Genetics Institute, Inc. and Hoffman-LaRoche, Inc. Many of the products that we contract manufacture are difficult to manufacture and, therefore, do not attract significant competition. Contract manufacturing as a percentage of sales has declined from 85% in 1994 to 10% of net revenues for the year ended December 31, 1999 as we have acquired branded pharmaceuticals products. Contract manufacturing, however, remains an important part of our business because it:

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

SALES AND MARKETING

         We have a national sales force of approximately 300 sales representatives. We distribute our branded pharmaceutical products primarily through wholesale drug distributors. These products are ordinarily dispensed to the public through pharmacies on the prescription of a physician. For branded pharmaceutical products, our marketing and sales promotions principally target general/family practitioners and internal medicine physicians through detailing and sampling to encourage physicians to prescribe more of our products. The sales force is supported and supplemented by copromotion arrangements, telemarketing and direct mail, as well as through advertising in trade publications and representations at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth or product acquisitions warrant.

         Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation which has increased our, and other industry participants', customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 1999, approximately 45.5% of our sales were attributable to three distributors: McKesson Corporation (18.3%), Bergen Brunswig (14.6%) and Cardinal/Whitmire (12.6%).

MANUFACTURING

         Our two manufacturing facilities are the Bristol facility, located in Bristol, Tennessee, and the Parkedale facility, located in Rochester, Michigan. These facilities have in the aggregate approximately one million square feet of manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the Drug Enforcement Agency, which we refer to as the "DEA," to procure and produce controlled substances. We manufacture certain of our own branded pharmaceutical products as well as products owned by other pharmaceutical companies under manufacture and supply contracts which expire over periods ranging from one to four years.

         We can produce a broad range of dosage formulations, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, liquids, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to capture higher margins and pursue product line extensions more efficiently. However, currently 16 of our product lines, including Cortisporin(R), the six product lines acquired from Glaxo Wellcome, four of the product lines acquired from Warner-Lambert and all three of the products, including Altace(R) acquired from HMR and Lorabid(R) acquired from Eli Lilly and Company, are manufactured in the same facilities or by the same manufacturer as they were previously manufactured. As of December 31, 1999, capacity utilization was approximately 60% at the

Bristol facility and approximately 40% at the Parkedale facility, providing us with substantial manufacturing capacity for future growth. We intend to transfer, when advantageous, production of newly acquired branded pharmaceutical products and their product line extensions to our manufacturing facilities as soon as practicable after regulatory requirements and contract manufacturing requirements are satisfied. For example, we anticipate moving the manufacturing of Altace(R) to the Bristol facility prior to December 31, 2001. Aventis Pharma AG, successor by merger to HMR, will continue to supply raw materials for the process and we anticipate that Aventis will continue to be a secondary manufacturer for this product.

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

         We manufacture pharmaceutical products for, among others, Amgen, Inc., Warner-Lambert Company, Centocor, Inc., B.V., Fujisawa Healthcare, Inc., Genentech, Inc., Genetics Institute, Inc., Hoffman-LaRoche, Inc., Mallinckrodt, Novartis and Santen Incorporated. Contract manufacturing represented in the aggregate approximately 10.0% and 19.3% of our net sales for the years ended December 31, 1999 and 1998.

         We require a supply of quality raw materials and components to manufacture and package drug products for us and for third parties with which we have contracted. Generally we have not had difficulty obtaining raw materials and components from suppliers in the past. Currently, we rely on approximately 350 suppliers to deliver the necessary raw materials and components. The loss of any one of these suppliers is not expected to have a material adverse effect on our ability to acquire raw materials and components. We have no reason to believe we will be unable to procure adequate supplies of raw materials and components on a timely basis. However, if for any reason we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to distribute our products as planned. In such case, our business, financial condition and results of operations could be materially and adversely affected.

RESEARCH AND DEVELOPMENT

         We are also involved in product development and continually seek to develop extensions to our product lines and to improve the quality and efficiency of our manufacturing processes. Our laboratories and product development scientists have produced several product line extensions to existing branded pharmaceutical products. For more information about Medco's research and development activities, see the section above entitled "Recent Developments."

GOVERNMENT REGULATION

         Our business and our products are subject to extensive and rigorous regulation at both the federal and state levels. Most importantly, nearly all of our products are subject to premarket approval requirements. New drugs are approved under, and are subject to, the Federal Food, Drug and Cosmetic Act, which we refer to in this report as the "FDC Act," and the respective related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, which we refer to in this report as the "PHS Act," and the related regulations. Biological drugs are licensed under the PHS Act.

         At the federal level, we are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Department of Agriculture, Occupation Safety and Health Administration and the U.S. Environmental Protection Agency which we refer to in this report as the "EPA." The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

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

         The FDA also mandates that drugs be manufactured, packaged and labeled in conformity with cGMPs. In complying with cGMP regulations, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements to ensure product safety and efficacy. The FDA periodically inspects drug manufacturing facilities to ensure compliance with applicable cGMP requirements. Failure to comply with the statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or voluntary recall of a product. Adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.

         The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, to halt manufacturing operations that are not in compliance with cGMPs, and to impose or seek injunctions, voluntary recalls, and civil monetary and criminal penalties. Such a restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition and results of operations.

         In November 1998 the Parke-Davis division of Warner-Lambert initiated a voluntary Class III recall for one lot of Procanbid(R) manufactured prior to our acquisition of Procanbid(R). In April 1999, Warner-Lambert initiated a voluntary Class III recall for two additional lots of Procanbid(R) manufactured prior to our acquisition of the product. A Class III recall is one in which use of, or exposure to, the product is not likely to cause adverse consequences. These recalls were instituted because the lots at issue failed a dissolution test as part of the routine stability program at the 18- month interval. In December 1999, Warner-Lambert initiated a voluntary Class III recall for one lot of Procanbid(R) manufactured prior to our acquisition of the product because it had failed the same dissolution test at the 24-month interval.

         Marketing authority for our products is subject to revocation by the applicable government agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy application process. Our manufacturing facilities are continually subject to inspection by such governmental agencies and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory.

         We also manufacture and sell pharmaceutical products which are "controlled substances" as defined in the Controlled Substances Act and related federal and state laws, which establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA, a division of the Department of Justice, and state authorities. The DEA has a dual mission--law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent such articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the applicable state authorities in order to engage in pharmaceutical development, manufacturing and distribution of pharmaceutical products containing controlled substances. We are licensed by the DEA to manufacture and distribute certain pharmaceutical products containing controlled substances. We have not experienced license revocations, restrictions or fines for non-compliance with the foregoing regulations but no assurance can be given that revocations, restrictions or fines which could have a material adverse effect upon our business, financial condition and results of operations will not be imposed upon us in the future.

         The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act ("PDMA"), as part of the FDC Act, which regulates such activities at both the federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.

         Our Parkedale facility, located in Rochester, Michigan, manufactures both drug and biological pharmaceutical products. Parkedale was one of six Warner-Lambert facilities subject to a consent decree issued by the U.S. District Court of New Jersey in August 1993. We plan to petition for relief from the consent decree with respect to the Parkedale facility when appropriate.

         The Parkedale facility was inspected by the FDA's Team Biologics in March and April 1998. During that inspection, the FDA made cGMP observations in a written report provided to King. This written report is known as an "FDA Form 483" or simply as a "483." We provided the FDA with a written response to the 483 including an action plan to address the observations.

         As a continuation of the inspections in March and April 1998, the FDA inspected the Parkedale facility in May 1999 to verify actions taken in response to the 1998 inspection and to address compliance with the FDA's cGMP requirements. At the end of that inspection, the FDA issued another 483 listing their observations. We submitted a written response to that 483 and met with FDA representatives to present our plans for addressing the observations. In August 1999, the FDA asked us to clarify and supplement our responses to the 483 which resulted from the May 1999 inspection. The FDA also stated it would require additional product testing for the product Histoplasmin. We decided that since revenues attributable to Histoplasmin were minimal we would discontinue the manufacture and distribution of the product, and we subsequently informed the FDA of our decision. Most, but not all, of our actions in response to the May 1999 inspection and the August 1999 FDA letter have been completed, and we have continued to inform the FDA in writing of our progress in implementing those actions.

         In October 1999, as part of its program for inspection of all manufacturers of influenza virus vaccine, the FDA's Team Biologics inspected our production of Fluogen(R) at the Parkedale facility and issued a 483 listing certain cGMP observations. In November 1999, we submitted a written response containing our plan to address the observations.

         In March 2000, the FDA concluded that the methods, facilities and controls used by Parkedale in the manufacture, processing and packaging of Fluogen(R) were not in compliance with cGMP requirements. The FDA therefore informed Parkedale, pursuant to the consent decree, that it must suspend production and distribution of Fluogen(R) until the Parkedale facility meets the applicable cGMP standards. The production and distribution of Fluogen(R) is currently suspended pursuant to the FDA's order. We are working to meet all of the FDA's requirements for the production and distribution of Fluogen(R) to resume, which can occur upon the FDA's verification that Parkedale has substantially complied with all required corrective measures. Fluogen(R)'s gross sales totaled $32.0 million, while net sales equaled $28.7 million, for the year ended December 31, 1999. Gross profit for Fluogen(R) equaled $6.9 million for the same period. We generally recognize revenue from Fluogen(R) during the third and fourth quarters of each calendar year. We are presently evaluating strategies pertaining to Fluogen(R). Presently, we intend to pursue all actions reasonably necessary to assure Fluogen(R)'s availability during the upcoming flu season commencing September 2000.

         In March 2000, the FDA also wrote to provide comments and requests for further information and clarification of previous information submitted by Parkedale to the FDA in relation to certain process validation issues of Aplisol(R) (tuberculin purified protein derivative diluted). The FDA's correspondence does not require Parkedale to discontinue or delay, in any manner, the production and distribution of Aplisol(R), and the FDA continues to approve the release and distribution of Aplisol(R) by Parkedale.

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

COMPETITION

General

         We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Jones Pharma Incorporated, ICN Pharmaceuticals, Inc., Dura Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation, Forest Laboratories, Inc., Shire Pharmaceuticals Group plc, Watson Pharmaceuticals, Inc. and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. Additionally, since the Company's products are generally established and commonly sold, they are subject to competition from products with similar qualities. The Company's branded pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

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

         For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. This is easiest to prove when a drug is systemically absorbed into and measurable in the bloodstream. However, some of our products are topical preparations and because topical preparations are less likely to be absorbed into the bloodstream it is more difficult to prove bioequivalence for topical products. While it typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes, we believe that for topical products the approval period is longer. By focusing our efforts in part on products with bioequivalence or complex manufacturing requirements, we are able to protect market share and produce sustainable, high margins and cash flows.

INTELLECTUAL PROPERTY

Patents, Licenses and Proprietary Rights

         We consider the protection of discoveries in connection with our development activities important to our business. The patent positions of pharmaceutical firms, including King, are uncertain and involve legal and factual questions which can be difficult to resolve. We intend to seek patent protection in the United States and selected foreign countries where and when deemed appropriate.

         The patent application and issuance process may take several years and involves considerable expense, and there is no assurance that any patent sought by us or our licensors will issue. The coverage claimed in a patent application can be significantly reduced before a patent is issued. Consequently, neither the applicant nor the licensee knows whether any claim contained in a patent application will be allowed and result in the issuance of a patent or, if any patent is issued, whether it will provide meaningful proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy, until foreign counterparts, if any, are published, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we or any licensor was the first inventor of the subject matter covered by the patent application or that it or the licensor was the first to file a patent application therefor or that it will obtain the freedom to practice the claimed inventions. Moreover, priority in filing a patent application for an invention can be overcome by another party who first practiced the invention. Accordingly, we might be required to engage in extended proceedings in U.S. and/or foreign patent offices or courts, including interference proceedings declared by the U.S. Patent and Trademark Office, which we call the Patent Office, to determine priority and/or patent validity. Any proceeding could be costly and consuming of management's time. There can be no assurance either that our owned or licensed patents would be held valid or that our products would not be found to infringe the patents of others. In the event of a determination that we are infringing a third party's patent, we would likely be required to pay royalties, which could be substantial, to a third party. In order to avoid the cost and risk of a Patent Office proceeding, or otherwise to obtain the intellectual property rights, we may seek to obtain from third parties patent licenses we believe are necessary or appropriate. However, it is possible that the third party could refuse a license to us in order to keep our product off the market.

         There can be no assurance that any patent rights held by us will provide any actual competitive advantage to us. Competitors may be able to develop similar and competitive products outside the scope of our patents. For example, should third parties patent or otherwise develop and receive governmental clearance to commercialize an adenosine product for a use not covered by our patents, physicians could use those third party products in place of our products even though the third party products were not approved by the FDA for the same indications as our products. Any off-label use of third party products could have a material adverse effect on sales of our products and the amount of royalty revenues we receive.

         In connection with the Altace(R) product line, we acquired the exclusive rights in the United States under various HMR patents to the active ingredients in Altace(R) patented to 2008. Our rights include the exclusive utilization of the active ingredients in Altace(R) in any combination as human therapeutic or human diagnostic products. We also own U.S. Patents for Novel Chlorthalidone Process and Product, covering the raw materials used in the manufacture of Thalitone(R), and for Procanbid(R). These patents expire in 2007 and 2014, respectively.

         In connection with the acquisition of Lorabid(R), we acquired, among other things, all of Lilly's rights in approximately 30 patents and received a broad royalty-free non-exclusive license in the U.S. and Puerto Rico to 12 other patents and associated technology. We also received an exclusive sublicense to 4 other patents for which we must pay a royalty to Lilly if certain sales threshholds are met. Lorabid(R) has patent protection through 2005.

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

         In February 2000, we acquired the licenses to several patents related to Medco's adenosine-based products through our merger with Medco.

         Medco is party to an agreement with Fujisawa Healthcare, Inc., which we call "Fujisawa" in this report for the manufacture and marketing of Adenocard in the United States and Canada in exchange for royalties. Medco is also party to an agreement with Sanofi Pharma, France, which we call "Sanofi" in this report, for the manufacture and marketing of Adenocard in countries other than the United States and Canada in exchange for royalties. Sanofi has received marketing approval under the trade name Adenocor in the United Kingdom and under the trade name Krenosin in Switzerland. Medco pays one half of all royalties received from Adenocard, Adenocor and Krenosin sales to the University of Virginia Alumni Patents Foundation from which Medco acquired rights to Adenocard.

Medco is party to an agreement with Fujisawa that provides for Fujisawa to fund one-half of the development costs of Adenoscan, and other products; grants to Fujisawa manufacturing and marketing rights to such products in the United States and Canada and entitles Medco to royalties. Royalties received by Medco from sales outside of the United States and Canada are shared equally with Fujisawa. Fujisawa, on behalf of itself and Medco, licensed additional intellectual property rights for intravenous adenosine in cardiac imaging and the right to use intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery and secured intellectual property rights to extend the exclusivity of Adenoscan until 2015. Medco is obligated to pay 50% share of a 6% royalty on Adenoscan net sales to this third party.

Medco has licensed exclusive rights to Sanofi to manufacture and market adenoscan worldwide except in the United States, Canada, Japan, Korea and Taiwan. Sanofi has received marketing approval for Adenoscan in the United Kingdom and has registered Adenoscan in a number of different countries. Fujisawa is party to a worldwide, exclusive, paid-up license for the use of adenosine under a certain U.S. Patent over its seven year remaining life. Fujisawa sub-licensed this particular patent to Medco and Medco agreed to pay Fujisawa sub-license fees equal to 50%, or an aggregate of $2,250,000.

Medco regained the rights from Fujisawa to develop adenosine-based products having cardioprotective indications in the United States and Canada. Upon marketing by Medco of such a product, Fujisawa will receive an 8% royalty on Medco's net sales. If Medco licenses a third party to sell such product, Fujisawa will receive 25% of all fees and royalties from such third party after recouping $2 million plus development costs.

Medco is party to a Development and Commercialization Agreement with Discovery Therapeutics, Inc. ("DTI") dedicated to the discovery, development and commercialization of compounds that stimulate the A2a subfamily of adenosine receptors ("A2a-agonists"). Under the terms of that agreement, DTI granted to Medco an exclusive license under certain U.S. and foreign patents and pending applications relating to DTI's current intellectual property related to A2a-agonists. Medco has exclusive rights under certain U.S. and foreign patents and pending applications to market and sell developed compounds, either directly or through sublicense. In exchange for these rights, Medco agreed to pay DTI certain licensing fees, development milestones and royalties on future sales of A2a-agonists.

         We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable, to develop our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets or disclose the technology or that we can adequately protect our trade secrets.

Trademarks

         We sell our branded products under a variety of trademarks. While we believe that we have valid proprietary interests in all currently used trademarks or foreign governmental entities, only certain of the trademarks are registered with the U.S. government, including those for our principal branded pharmaceutical products registered in the U.S. Altace(R), Lorabid(R), Coly-Mycin(R), Fluogen(R), Procanbid(R), Anusol-HC(R), Cortisporin(R), Neosporin(R), Polysporin(R), Septra(R), Proctocort(R), Thalitone(R), Pediotic(R), Viroptic(R), Silvadene(R), Menest(R), Adrenalin(R), Pitocin(R), Aplisol(R), Quibron(R), Nucofed(R), Humatin(R), Tussend(R), Mantadil(R), Vira-A(R), Chloromycetin(R) and Kemadrin(R). We own the U.S. registered trademarks for Adenoscan(R) and Adenocard(R). Additionally, a trademark application for Monarchpharm(TM) is pending. We intend to market products under the trademark AVC(TM). We also own the registered service marks Secure-A-Sample(R) and Classics That Work(R).

BACKLOG

         As of December 31, 1999, we had no material backlog.

EMPLOYEES

         As of December 31, 1999, we employed 1,281 full-time and 24 part-time persons. Certain employees of the Parkedale Facility, representing approximately 28% of our employees, are covered by a collective bargaining agreement with the Oil, Chemical & Atomic Workers, International Union which expires February 28, 2003. We believe our employee relations are good. We employ two full-time Chaplains and offer as part of our employee benefits package access to additional counseling services.

ITEM 2.  PROPERTIES

         We own the manufacturing facilities listed below. These facilities include space for manufacturing, packaging, laboratories, offices and warehousing. We believe these facilities are adequate for the conduct of our operations.

                                         Approximate
              Location                 Square Footage
              --------                 --------------
Bristol, Tennessee..................        500,000
Rochester, Michigan ................        500,000

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, we are subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

State of Wisconsin Investment Board

         On November 30, 1999, we entered into an agreement of merger with Medco pursuant to which we acquired Medco in an all stock, tax-free pooling of interests transaction, which was subject to approval by the Medco shareholders. On January 5, 2000, Medco issued to its stockholders a proxy statement with respect to the proposed transaction and noticed a meeting to approve the transaction for February 10, 2000.

         On January 11, 2000, the State of Wisconsin Investment Board, whom we call SWIB, a Medco shareholder which held approximately 11.6% of the outstanding stock of Medco filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, against Medco and members of Medco's board of directors to enjoin the shareholder vote on the merger and the consummation of the merger. State of Wisconsin Investment Board v. Bartlett, et al., C.A. No. 17727. SWIB alleged, among other things, that the proxy materials failed to disclose all material information and included misleading statements regarding the transaction, its negotiation, and its approval by the Medco board of directors; that the Medco directors were not adequately informed and did not adequately inform themselves of all reasonably available information before recommending the transaction to Medco shareholders; and that the Medco directors were disloyal and committed waste in allegedly enabling one of the Medco directors to negotiate the transaction purportedly for his own benefit and in agreeing to terms that precluded what the complaint alleged were more beneficial alternative transactions. SWIB also moved for a preliminary injunction to enjoin the shareholder vote and the merger based on the claims asserted in its complaint. Medco and the other defendants denied all allegations and continue to deny them.

         After Medco distributed a supplemental proxy statement on January 31, 2000 and the court postponed the February 10, 2000 vote on the merger agreement for 15 days to allow shareholders sufficient time to consider the supplemental disclosures, the court rejected SWIB's claims in a February 24 Memorandum Opinion and denied preliminary injunctive relief because SWIB had not shown a reasonable likelihood of success following trial on the merits. The court made a number of preliminary findings, including that the Medco board of directors properly delegated to one of its directors the responsibility to negotiate the merger; that the payment of the negotiating fee was a proper exercise of business judgment and did not constitute waste; that the other merger provisions were also valid; that the Medco directors were adequately informed of all material information reasonably available to them prior to approving the merger agreement; that the Medco directors acted independently and in good faith to benefit the economic interests of the Medco shareholders; that the alleged omissions in the proxy statements were not material; and that the Medco board of directors fully met its duty of complete disclosure with respect to the transaction.

         SWIB has filed an Application for a Scheduling Order stating its intention to dismiss the case, before a class has been certified, without prejudice. In the meantime, the action is still pending. While SWIB has indicated that it does not intend to prosecute the merits of the case further, another shareholder could intervene and continue the action. Even though SWIB lost its motion for preliminary injunction, and is going to dismiss the case, SWIB has claimed that its attorneys are entitled to an award of attorneys' fees and costs. SWIB has petitioned the court for approximately $7.26 million in attorneys' fees and approximately $270,000 in costs.

         We believe that SWIB's case, including SWIB's claim for attorneys' fees, is meritless, and we are vigorously contesting it. We believe SWIB's actions did not confer a benefit on the Medco shareholders. We also believe it is unlikely that another shareholder will intervene to continue the action, but if that results then we will vigorously contest it. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and our financial condition in the future.

Other

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. We are a defendant in 93 lawsuits which claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for SmithKline Beecham Corporation. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We expect to be named in additional lawsuits related to our production of the anorexigenic drug under contract for SmithKline Beecham.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Stock of King is traded on the Nasdaq Stock Market under the symbol "KING." There were approximately 2,300 shareholders on December 31, 1999, based on the number of record holders of the Common Stock and an estimate of the number of individual participants represented by security position listings.

         The Company's Common Stock began trading on June 25, 1998 and the price range of Common Stock is described below:


                                                                                     1998
                                                                          --------------------------
                                                                          High                   Low
                                                                          ----                   ---
Second quarter (June 25 through June 30).........................          9.50                 9.17
Third quarter (ended September 30)...............................         14.25                 8.50
Fourth quarter (ended December 31)...............................         19.17                 7.08


                                                                                     1999
                                                                          --------------------------
                                                                          High                   Low
                                                                          ----                   ---
                                                                          High                   Low
First quarter (ended March 31)...................................         19.92                 12.92
Second quarter (ended  June 30)..................................         21.75                 13.83
Third quarter (ended September 30)...............................         27.83                 16.33
Fourth quarter (ended December 31)...............................         68.00                 20.13

The Company has no plans to pay dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

         The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this report. The information below does not include information related to the Medco merger which occurred on February 25, 2000.

                                                                           For the Year Ended December 31,
                                                             ---------------------------------------------------------
                                                               1995        1996        1997         1998         1999
                                                             --------    --------    --------    ---------    ---------
STATEMENT OF OPERATIONS DATA:
Net sales(1) ...........................................     $ 25,441    $ 15,457    $  47,351    $ 158,180    $ 348,271
Development revenues(2) ................................           --       5,000          558        5,283           --
                                                             --------    --------    ---------    ---------    ---------
   Total revenues ......................................       25,441      20,457       47,909      163,463      348,271
                                                             --------    --------    ---------    ---------    ---------
Gross profit ...........................................       13,311      11,675       34,875       99,411      235,067
Operating income (loss) ................................       16,031      (1,413)      13,357       55,438      128,171
Gain on sale of investment in affiliate(3) .............           --       1,760           --           --           --
Interest expense .......................................       (2,006)     (1,272)      (2,749)     (14,866)     (55,371)
Other income (expenses), net ...........................          367         578           10          145          246
                                                             --------    --------    ---------    ---------    ---------
Income (loss) before income taxes and extraordinary item       14,392        (347)      10,580       40,717       73,046
Income tax (benefit) expense ...........................        5,058        (107)       3,968       15,396       27,392
                                                             --------    --------    ---------    ---------    ---------
Income (loss) before extraordinary item ................        9,334        (240)       6,612       25,321       45,654
Extraordinary item, net of income taxes(4) .............          528          --           --       (4,411)        (705)
                                                             --------    --------    ---------    ---------    ---------
Net income (loss) ......................................     $  9,862    $   (240)   $   6,612    $  20,910    $  44,949
                                                             ========    ========    =========    =========    =========

Basic and diluted income (loss) per share:
   Income (loss) before extraordinary item .............     $   0.36    $  (0.02)   $    0.17    $    0.56    $    0.94
                                                             ========    ========    =========    =========    =========
   Net income (loss) per share .........................     $   0.36    $  (0.02)   $    0.17    $    0.46    $    0.93
                                                             ========    ========    =========    =========    =========

OTHER DATA:
EBITDA(5) ..............................................     $ 18,175    $  1,907    $  15,724    $  64,838    $ 155,331
Capital expenditures(6) ................................        1,672       1,069        1,379        8,099        8,826
Cash flow provided by (used in) operating activities ...       (2,585)     (6,269)       5,016        5,831       80,661
Cash flow provided by (used in) investing activities ...       30,268      (2,126)     (53,977)    (425,975)    (108,384)
Cash flow provided by (used in) financing activities ...      (18,143)       (781)      47,638      421,234       35,015

BALANCE SHEET DATA AS OF THE YEAR ENDED:
Working capital ........................................     $  7,599    $  7,749    $    (424)   $  31,087    $  42,692
Total assets ...........................................       33,942      39,279      104,863      668,171      807,458
Total debt .............................................        4,487      18,011       56,373      527,796      567,857
Shareholders' equity ...................................       11,011      15,697       29,334      101,436      148,436

(1) Total revenues decreased $4.9 million, or 19.3%, to $20.5 million in 1996 from $25.4 million in 1995 due primarily to the disposition of the Anexsia(R) product line, which had generated net revenues of $9.6 million in 1995.

(2) The Company developed four Abbreviated New Drug Applications which were filed with the FDA on Mallinckrodt's behalf for a maximum of $2.5 million each paid upon FDA approval and validation of the process.

(3) In September 1996, the Company sold its entire 6.0% interest in an affiliated, privately held pharmaceutical company.

(4) Reflects gain on early extinguishment of debt in connection with the disposition of the Anexsia(R) product line in 1995 and loss on early extinguishment of debt in connection with the repayment of certain debt instruments during 1998 and 1999, net of income taxes of $2.8 million and $445,000, respectively.

(5) "EBITDA" is defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization. We believe that EBITDA provides useful information regarding our ability to service our indebtedness, but should not be considered in isolation or as a substitute for operating income or cash flow from operations (in each case as determined in accordance with generally accepted accounting principles) as an indicator of our operating performance or as a measure of our liquidity.

(6) Capital expenditures represent the Company's purchases of property, plant and equipment. Capital expenditures exclude business and product acquisitions. For the years ended December 31, 1998 and 1999, we completed approximately $493.0 million and $98.2 million of business and product acquisitions.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends that might appear, are not necessarily indicative of future operations.

OVERVIEW

         We are a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of approximately 300 representatives and copromotion arrangements, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians and hospitals across the country. Our business strategy is to acquire established branded pharmaceutical products and to increase their sales by focused marketing and promotion and through product life cycle management. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also create value by developing product line extensions for our branded pharmaceutical products such as new formulations, dosages or new indications. These product line extensions are attractive to us because they may have market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert Company, Centocor, Inc., Mallinckrodt Chemical, Inc., Genetics Institute, Inc. and Hoffman-La Roche Inc.

         Our branded pharmaceutical products can be divided primarily into four therapeutic areas: (i) cardiovascular (including Altace(R), Thalitone(R) and Procanbid(R)), (ii) anti-infectives (including Lorabid(R), Cortisporin(R), Neosporin(R) and Coly-Mycin M(R)), (iii) vaccines and biologicals (including Fluogen(R) and Aplisol(R)) and (iv) women's health (including Menest(R) and Pitocin(R)). All of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 31 products over the last 36 months, including Altace(R) and Lorabid(R). In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of well-recognized prescription brand names includes, among others, Altace(R), Lorabid(R), Neosporin(R), Cortisporin(R), Menest(R), Pitocin(R), Anusol-HC(R) and Fluogen(R).

         We acquired from Glaxo Wellcome the Cortisporin(R) product line in March 1997, the Viroptic(R) product line in May 1997 and six additional branded products, including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R) in November 1997 (the "Glaxo Acquisition").

         In February 1998 we acquired from Warner-Lambert 15 branded pharmaceutical products, the Parkedale Facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $127.9 million, including $2.9 million of assumed liabilities (the "Sterile Products Acquisition").

         In June 1998 we launched our new Cortisporin(R)-TC Otic line. Cortisporin(R)-TC Otic is a product line extension for our Cortisporin(R) Otic Suspension product.

         In December 1998 we acquired from Hoechst Marion Roussel, Inc., predecessor to Aventis ("HMR"), for $362.5 million the United States rights to Altace(R), an Angiotensin Converting Enzyme inhibitor, HMR's worldwide rights to Silvadene(R) and HMR's worldwide rights to AVC(TM), (the "Altace Acquisition"). Aventis currently manufactures Altace(R) for us. We anticipate moving the manufacturing of Altace(R) to the Bristol facility prior to December 31, 2001. Aventis will continue to supply raw materials for the process and we anticipate that Aventis will continue to be the secondary manufacturer for this product.

         In August 1999, we acquired the antibiotic Lorabid(R) from Eli Lilly and Company for $91.7 million including acquisition costs plus sales performance milestones that could bring the total value of the deal to $158.0 million. The final contingent payment will be made if we achieve $140.0 million in annual net sales of Lorabid(R). As part of the agreement, we acquired or licensed all of Lilly's rights in the United States and Puerto Rico to Lorabid(R) including Lorabid(R)'s new drug applications, investigational new drug applications, and certain patents and associated United States copyright and trademark material. Lilly manufactures Lorabid(R) for us. Lorabid(R) has United States patent protection through December 31, 2005.

         In November 1999, we entered into a definitive agreement to acquire Medco in an all stock transaction accounted for as a pooling of interests. Medco is a research and development company engaged in the development and global commercialization of cardiovascular medicines and adenosine-based products. On February 25, 2000, we completed the merger with Medco by exchanging approximately 7.2 million shares of King common stock for all of the outstanding shares of Medco. Each share of Medco was exchanged for 0.6757 of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange ratio to purchase approximately 700,000 shares of King common stock.

         Our strategy is to continue to acquire branded pharmaceutical products and to create value by leveraging our marketing, manufacturing and product development capabilities. The success of our marketing strategy will be aided by gaining approval of the new indications for Altace(R) requested under the Supplemental New Drug Application, which is now before the FDA, and capitalizing on that approval by increasing our marketing efforts related to Altace(R), including the potential execution of copromotion agreements, and our ability to continue to develop product line extensions. As soon as practicable after regulatory requirements are satisfied and when advantageous, we expect that manufacturing some of these acquired pharmaceutical products ourselves will increase our margins because the cost of producing pharmaceutical products on our own should be lower than the cost of having these products manufactured by third parties. As discussed above, we anticipate beginning the manufacturing of Altace(R) in our Bristol facility prior to December 31, 2001.

         We manufacture pharmaceutical products for a variety of pharmaceutical and biotechnology companies under contracts expiring at various times within the next four years. We intend to enter into additional manufacturing contracts in cases where we identify contracts that offer significant volumes and attractive revenues. We have not accepted or renewed manufacturing contracts for third parties where we perceived insignificant volumes or revenues. In accordance with our focus on branded pharmaceutical products, we expect that, over time, our contract manufacturing will continue to be a smaller percentage of revenues.

         The following summarizes approximate net revenues by operating segment (in thousands).

                         For the Years Ended December 31,

                           1997       1998       1999
                          -------   --------   --------
Branded pharmaceuticals   $37,912   $125,399   $304,004
Contract manufacturing      6,982     31,611     34,756
Other .................     3,015      6,453      9,511
                          -------   --------   --------
     Total ............   $47,909   $163,463   $348,271
                          =======   ========   ========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues

         Net revenues increased $184.8 million, or 113.0%, to $348.3 million in 1999 from $163.5 million in 1998, due primarily to the acquisition and growth of branded pharmaceutical products. The increase in revenues is primarily attributable to the Altace Acquisition, the acquisition of Lorabid(R), and revenue growth of certain branded pharmaceutical products.

         Net sales from branded pharmaceutical products increased $178.6 million, or 142.4%, to $304.0 million in 1999 from $125.4 million in 1998. The Altace Acquisition, the acquisition of Lorabid(R) and revenue gains by Fluogen(R) and the Cortisporin(R) and Neosporin(R) product lines accounted for most of the sales increase. From time to time we announce price increases on some of our pharmaceutical products. In advance of a price increase, many of our customers may order pharmaceutical products in larger than normal quantities. We cannot determine the exact quantity of additional inventory that our customers may order in anticipation of a price increase. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in the subsequent quarter than they would have been otherwise. Net revenues from Fluogen(R) increased from $17.7 million in 1998 to $28.7 million in 1999. However, the amount of revenue, if any, that we can anticipate from Fluogen(R) in the future is not certain at this time. On March 10, 2000 we received written notice from the FDA that we must cease and discontinue manufacturing, processing, packaging, labeling, and distributing all lots of Fluogen(R) pending performance, and FDA review and acceptance, of certain actions described in detail in a press release we issued on March 13, 2000. We are working with the FDA and outside consultants to address the FDA's concerns and complete the actions required by the FDA related to Fluogen(R) to gain FDA approval for us to produce and distribute Fluogen(R) in a timely manner in advance of and during the 2000 influenza virus vaccine season. However, we cannot be certain that we will be able to adequately address the FDA's concerns or complete the actions required by the FDA, or to gain the FDA's approval of these actions in a timely manner without negatively impacting sales of Fluogen(R) during the third and fourth quarters of 2000.

         Revenues from contract manufacturing increased $3.2 million, or 10.1%, to $34.8 million in 1999 from $31.6 million in 1998. Contract manufacturing revenues increased primarily because we had a full year of contract revenue from the Sterile Products Acquisition that closed in February 1998.

         Net sales from generic and other sources increased $3.0 million, or 46.2%, to $9.5 million in 1999 from $6.5 in 1998. The increase in revenues is primarily attributable to increased sales of a generic product line, offset by a decrease in development revenue. We have recognized no development revenues in 1999. In 1998, we recognized $5.0 million in development revenues as a result of the FDA approval and our validation of the process of two additional Abbreviated New Drug Applications pursuant to an agreement with Mallinckrodt. Currently, we have no ongoing agreements that will result in future development revenue recognition.

Gross Profit

         Total gross profit increased $135.7 million or 137.9% to $235.1 million in 1999 from $98.4 million in 1998. The increase was primarily due to increased gross profit from branded pharmaceutical products, offset by a decrease in contract manufacturing gross profit contribution.

         The gross profit from branded pharmaceutical products increased $139.9 million or 148.0% to $234.3 million from $94.5 million. This increase was primarily due to increases in gross profit from the Altace product line acquired in December 1998, and the Lorabid product acquired in August 1999.

         Gross profit associated with contract manufacturing decreased $4.3 million to $4.9 million. This decrease in gross profit is primarily related to an increase in costs associated with the contract manufacturing business.

         The gross profit from generic and other increased $109,000 or 2.0% to $5.6 million from $5.5 million.

Operating Costs and Expenses

         Total operating costs and expenses increased $112.1 million, or 103.8%, to $220.1 million in 1999 from $108.0 million in 1998. The increase was due to increases in the costs associated with our growth, particularly the Sterile Products Acquisition and the Altace Acquisition.

         Cost of sales increased $49.1 million, or 76.6%, to $113.2 million in 1999 from $64.1 million in 1998. The increase was due primarily to the costs associated with the newly acquired branded product lines and increases in the production of Fluogen.

         Selling, general and administrative expenses increased $45.3 million, or 130.6%, to $80.0 million in 1999 from $34.7 million in 1998. The increase was primarily attributable to the hiring of additional sales representatives during the second half of 1998 and first part of 1999; as well as other personnel costs, marketing, and sampling costs associated with the new branded product lines. As a percentage of net sales, selling, general and administrative expenses increased to 23.0% in 1999 from 21.9% in 1998.

         Depreciation and amortization expense increased $17.6 million, or 189.3%, to $26.9 million in 1999 from $9.3 million in 1998. This increase was primarily attributable to the amortization of the fixed assets and intangible assets acquired in the Sterile Products Acquisition, the Altace Acquisition and the acquisition of Lorabid(R).

Operating Income

         Operating income increased $72.8 million, or 131.4%, to $128.2 million in 1999 from $55.4 million in 1998. This increase was primarily due to increased revenues from the acquisition of branded products and revenue growth of certain branded pharmaceutical products offset by increased expenses described above. As a percentage of total revenues, operating income increased to 36.8% in 1999 from 33.9% in 1998.

Interest Expense

         Interest expense increased $40.5 million, or 271.8%, to $55.4 million in 1999 from $14.9 million in 1998, as a result of additional term loans used to finance, in part, the Sterile Products Acquisition, the Altace Acquisition and the acquisition of Lorabid(R).

Income Tax Expense

         The effective tax rate in 1999 of 37.5% and 1998 of 37.8% was higher than the federal statutory rate of 35.0% primarily due to state income taxes. The effective tax rate was lower in 1999 as compared to 1998 because of an inventory donation.

Extraordinary Item

         During the first quarter of 1999, we repaid $75.0 million of senior subordinated seller notes prior to maturity. The early repayment of the notes resulted in an extraordinary loss of $705,000, net of related tax benefits of $445,000, from the write-off of certain deferred financing costs. During 1998, we repaid other long-term debt prior to maturity. The repayment resulted in extraordinary charges of $4.4 million, net of related tax benefits of $2.8 million, from the write off of certain deferred financing costs.

Net Income

         Due to the factors set forth above, net income increased $24.0 million, or 114.8%, to $44.9 million in 1999 from $20.9 million in 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Revenues

         Net revenues increased $115.6 million, or 241.3%, to $163.5 million in 1998 from $47.9 million in 1997, due primarily to the acquisition of branded products in 1998 and late 1997 and increased contract manufacturing related to the Sterile Products Acquisition.

         Net sales from branded pharmaceuticals increased $87.5 million, or 230.9%, to $125.4 million in 1998 from $37.9 million in 1997. The Glaxo Acquisition, Sterile Products Acquisition, Menest(R) and the Altace Acquisition accounted for most of the sales increase.

         Revenues from contract manufacturing increased $24.6 million, or 351.4%, to $31.6 million in 1998 from $7.0 million in 1997, due primarily to the increased contract manufacturing related to the Sterile Products Acquisition.

         Additionally, we recognized other revenues in 1998 of $5.0 million for the development and related FDA approval of two ANDAs filed in connection with our agreement with Mallinckrodt.

Gross Profit

         Total gross profit increased $64.6 million, or 185%, to $99.4 million in 1998 from $34.9 million in 1997. The increase was primarily due to the increase in gross profit associated with branded pharmaceutical products of $61.3 million. Additionally, gross profit associated with contract development revenues, generic pharmaceutical sales and companion animal health sales increased by $3.6 million.

         The gross profit of branded pharmaceutical products increased $61.3 million to $94.5 million in 1998 from $33.2 million in 1997. This increase was primarily due to increases in revenues from certain products acquired in the Sterile Products Acquisitions, the Cortisporin Acquisition, the Glaxo Acquisition, and the Altace transaction in December 1998.

         The gross profit associated with contract development revenue, generic pharmaceutical sales, and companion animal health sales increased by $3.6 million to $5.5 million in 1998 from $1.9 million in 1997. The increase was primarily due to an increase in contract development revenue offset by a decrease in gross profit contribution of generic pharmaceutical and companion animal products.

Operating Costs and Expenses

         Total operating costs and expenses increased $73.4 million, or 212.1%, to $108.0 million in 1998 from $34.6 million in 1997. The increase was due to increases in the costs associated with our growth, particularly the Sterile Products Acquisition and the Glaxo Acquisition.

         Cost of sales increased $51.1 million, or 393.1%, to $64.1 million in 1998 from $13.0 million in 1997. The increase was due primarily to the costs associated with the newly acquired branded product lines.

         Selling, general and administrative expenses increased $15.6 million, or 81.7%, to $34.7 million in 1998 from $19.1 million in 1997. This increase was primarily attributable to the hiring of additional sales representatives in 1998 and during the second half of 1997, as well as other personnel costs and marketing, promotion and sampling costs associated with the newly acquired branded product lines. As a percentage of net sales, selling, general and administrative expenses decreased to 21.9% in 1998 from 40.3% in 1997.

         Depreciation and amortization expense increased $6.9 million, or 287.5%, to $9.3 million in 1998 from $2.4 million in 1997. This increase was primarily attributable to the depreciation and amortization of the fixed assets and intangibles assets acquired with the branded product acquisitions in 1997 and the Sterile Products and Altace Acquisitions in 1998.

Operating Income

         Operating income increased $42.0 million, or 313.4%, to $55.4 million in 1998 from $13.4 million in 1997. This increase was primarily due to incremental revenues and costs associated with the acquisition of branded products. As a percentage of total revenues, operating income increased to 33.9% in 1998 from 28.0% in 1997.

Interest Expense

         Interest expense increased $12.1 million, or 432.1%, to $14.9 million in 1998 from $2.8 million in 1997, as a result of additional term loans used to finance, in part, the acquisitions in 1998.

Income Tax Expense

         The effective tax rate in 1998 of 37.8% and 1997 of 37.5% was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

Extraordinary Item

         During 1998, we repaid certain long-term debt prior to maturity. The repayment resulted in extraordinary charges of $4.4 million, net of related tax benefits of $2.8 million, associated with the write-off of deferred financing costs.

Net Income

         Due to the factors set forth above, net income increased $14.3 million, or 216.7%, to $20.9 million in 1998 from $6.6 million in 1997.

LIQUIDITY AND CAPITAL RESOURCES

General

         Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded pharmaceutical products.

         As of December 31, 1999 we have available up to $55.0 million under a revolving line of credit, which allows for total borrowing of up to $100.0 million.

Year ended December 31, 1999

         We generated net cash from operations of $80.7 million for the year ended December 31, 1999. Our net cash provided from operations was primarily the result of $44.9 million in net income, adjusted for non-cash depreciation and amortization of $26.9 million and amortization of deferred financing costs of $2.8 million, a non-cash extraordinary charge of $1.2 million before income tax benefit, an increase in accrued expenses of $30.0 million, and an increase in accounts payable and income taxes payable of $12.8 million and $1.2 million, respectively, and a decrease in other assets of $2.0 million. While cash flow from operations was reduced by an increase in accounts receivable of $29.7 million and an increase in inventory of $6.9 million.

         Cash flows used in investing activities was $108.4 million primarily due to the purchase of Lorabid(R) for $91.7 million, merger related costs of $1.4 million and $8.8 million of capital expenditures.

         Financing activities provided $35.0 million of cash flow comprised principally of $150.0 million in proceeds from senior subordinated notes and $26.0 million in net proceeds from the revolving credit facility. These amounts were offset by repayments of the $75.0 million senior subordinated seller notes and $61.0 million relating to the term loans.

Year ended December 31, 1998

         We generated net cash from operations of $5.8 million for the year ended December 31, 1998. Our net cash provided by operating activities was primarily the result of $20.9 million in net income resulting from sales from recently purchased branded pharmaceutical products, adjusted for non-cash charges for depreciation and amortization of $9.3 million, and an extraordinary loss on early retirement of existing indebtedness of $7.2 million. Our net cash provided by operating activities was impacted by an increase in receivables and inventory of $31.1 million and $15.7 million, and increases in accounts payable, accrued expenses and income taxes of $6.7 million, $5.7 million, and $1.7 million, respectively.

         Cash flows used in investing activities was $426.0 million due principally to the Sterile Products and the Altace Acquisitions, the Menest(R) acquisition, and other purchases of property and equipment.

         Financing activities provided $421.2 million, which was a result of the net proceeds from the initial public offering, and proceeds from long-term debt to finance the Sterile Products and the Altace Acquisitions.

Year ended December 31, 1997

         We generated net cash from operations of $5.0 million for the year ended December 31, 1997. Our net operating cash in 1997 was primarily the result of $6.6 million in net income resulting from sales from recently purchased branded pharmaceutical products, adjusted for non-cash charges of $2.4 million for depreciation and amortization, additional income taxes and deferred taxes of $1.5 million, and related increases in accounts receivable, inventories, accounts payable and accrued expenses of $6.3 million, $4.8 million, $3.6 million and $2.2 million, respectively.

         Net cash used in investing activities for the year ended December 31, 1997 was $54.0 million and was the result of cash of $52.4 million paid for the acquisition of new branded product lines as well as cash of $1.4 million paid for purchases of property and equipment.

         Financing activities provided $47.6 million, which was the result of
(i) aggregate borrowings of $14.0 million to finance the acquisition of the Cortisporin product line, other product acquisitions totaling $6.6 million, the refinancing of all remaining acquisition term loans along with the acquisition of six additional products for $23.0 million, and the net increase in the revolving line of credit of $6.2 million, offset by payments on long-term debt and capital lease obligations of $23.8 million, (ii) proceeds from issuance of common shares of $8.0 million in connection with the acquisition of the Cortisporin product line and (iii) repayment on shareholder notes receivable of $2.1 million.

Certain Indebtedness and Other Matters

         As of December 31, 1999, we have outstanding approximately $522.9 million of long-term debt (including current portion), and $45.0 million in borrowings under our revolving credit facility. Of these amounts, approximately $412.2 million were at variable rates based on LIBOR and the remainder at fixed rates. We have entered into $285.0 million of interest rate hedging transactions with a group of commercial banks to exchange our variable LIBOR for a fixed rate of interest. We do not believe our exposure to changes in interest rates under the remaining variable rate agreements will have a material effect on our financial condition or results of operations. We have also entered into a $150.0 million interest rate hedging agreement to exchange our fixed interest rate for a variable LIBOR-based interest rate. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of December 31, 1999, we were in compliance with these covenants.

         Subsequent to the completion of the merger with Medco, we utilized approximately $55.0 million of cash and other investments from Medco to repay $35.0 million on our revolving credit facility and $20.0 on term loans.

         We believe that existing credit facilities and cash generated from operations are sufficient to finance our current operations and working capital requirements. However, in the event we make significant future acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

         At present, we are actively pursuing acquisitions that may require the use of substantial capital resources. There are no present agreements or commitments with respect to any such acquisitions.

         We financed the acquisition of Lorabid(R) with borrowings under the revolving credit facility and cash generated from operations.

Capital Expenditures

         Capital expenditures, including capital lease obligations, were $8.8 million and $81.1 million for the years December 31, 1999 and 1998, respectively. The principal capital expenditures included property and equipment purchases and building improvements, including the Sterile Products Acquisition in 1998. We expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy.

Year 2000 Compliance

         We conducted an evaluation of our IT and non-IT computer systems with respect to the "Year 2000" issue. This issue arose because many electronic systems use two digits rather than four to determine dates. This could have caused information technology systems such as software applications, hardware, network systems and embedded systems to misread important dates beginning in the year 2000, which could cause system failures and disruption of operations.

         We completed a Year 2000 readiness assessment of our business critical IT and non-IT systems. As a result of the assessment, we developed and implemented corrective action plans designed to address Year 2000 issues. These plans included modification, upgrade and replacement of our critical administrative, production and research and development computer systems to make them Year 2000 ready. Implementation of corrective action plans was completed before the end of the year, and we did not encounter any significant issues with respect to Year 2000.

         Because our operations depend on the uninterrupted flow of materials and services from our suppliers, we requested and received analyzing information from our suppliers with regard to Year 2000 issues. We monitored the progress of our key suppliers toward Year 2000 readiness, and no significant issues were encountered.

         We do not manufacture any products that were subject to Year 2000 risks. Contingency plans were developed to avoid or mitigate the risks that either key suppliers or we might not achieve Year 2000 readiness in time to avoid disruption of our operations. We have not encountered any significant issues with respect to Year 2000 risks. The costs associated with the Year 2000 computer problem as of December 31, 1999 have not been material.

IMPACT OF INFLATION

         We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to its customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the effective date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133," that revises SFAS No. 133, to become effective in the first quarter of fiscal 2001. We are evaluating the provisions of SFAS No. 133, but do not anticipate its adoption to have a material impact on financial position or results of operations.

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

         Such forward-looking statements include, but are not limited to: (a) anticipated developments and expansions of our business; (b) increases in sales of recently acquired products, (c) development of product line extensions; (d) future findings and determinations of the FDA, including the outcome of any future inspections, arising from or in relation to the referenced notification to Parkedale, or otherwise by the FDA; (e) significant debt service and leverage requirements; (f) the products which we expect to offer; (g) the intent to market and distribute certain of our products internationally; (h) the intent to manufacture certain products in our own facilities which are currently manufactured for us by third parties; (i) the intent, belief or current expectations, primarily with respect to our future operating performance; (j) expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates; and (k) expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; dependence on continued acquisition of products; management of growth of business and integration of product acquisitions; changes in current pricing levels; development of new competitive products; changes in economic conditions and federal and state regulations; competition for acquisition of products; manufacturing capacity constraints; and the availability, terms and deployment of capital. We also refer you to the section entitled "Risk Factors" in our registration statement on Form S-3 filed with the SEC in January 2000.

         We do not undertake to update our forward-looking statements to reflect future events or circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

         The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. The estimated fair value of the Company's total long-term debt at December 31, 1999 was $563.3 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

         We are exposed to market risk related to changes in interest rates on borrowings under our senior credit facility. The senior credit facility bears interest based on LIBOR. However, we have entered into an aggregate notional principal amount of $285.0 million in interest rate swap agreements to manage a portion of our exposure to interest rate changes. The swaps involve the exchange of fixed and variable interest rate payments based on contractual principal amount and time period. Payments or receipts on the agreements are recorded as adjustments to interest expense. At December 31, 1999, our swap agreements expire between 2004 and 2006. Under these agreements, we pay a fixed weighted average interest rate of 5.8% and receive a floating interest rate based on the one-month LIBOR.

         On November 12, 1999, we entered into an interest rate swap agreement related to our fixed rate senior subordinated notes. The notional amount at December 31, 1999 was $150.0 million and the agreement expires in 2009. Under this agreement we exchanged our fixed rate 10.75% for a floating rate based on LIBOR with the floating rate being fixed at 9.89% through November 15, 2002. Thereafter we pay a floating rate based on the three month LIBOR.

         The fair value of the interest rate swap agreements represent the estimated payments or receipts that would be made to terminate the agreements. At December 31, 1999, we would have received approximately $1.0 million upon termination of the agreements. The fair value is based on dealer quotes. We have $127.0 million of debt remaining that bears interest at a variable rate. Accordingly, an increase in interest rates would adversely affect interest expense.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The information required by this item is set forth at the pages indicated in Item 14(a) below.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers, directors and key employees of the Company as of December 31, 1999 are as follows:

NAME                                   AGE                                        POSITION HELD
-----------------------------------------------------------------------------------------------------------------
John M. Gregory                        46          Chairman of the Board of Directors and Chief Executive Officer
Jefferson J. Gregory                   44          President of King Pharmaceuticals, Inc. and of Parkedale
                                                   Pharmaceuticals, Inc.  and Director
Joseph R. Gregory                      45          Vice Chairman of Operations for the Board of Directors of the
                                                   Company, President of Monarch Pharmaceuticals, Inc.
Brian G. Shrader                       31          Chief Financial Officer
James E. Gregory                       48          Executive Vice President, General Manager (Bristol)
R. Henry Richards, M.D.                55          Executive Vice President, Medical Affairs
John P. McCoy                          51          Executive Vice President, Quality
Terri D. White-Gregory                 37          Executive Vice President, Financial Analyst
John A. A. Bellamy                     37          Executive Vice President, Legal Affairs and General Counsel
Ronald C. Siegfried                    58          Executive Vice President, Development
Steven M. Samet                        49          Executive Vice President, General Manager (Parkedale)
Kyle P. Macione                        36          Executive Vice President, Investor Relations
Thomas K. Rogers, III                  46          Vice President, Regulatory Affairs
Edward J. Reilly                       47          Vice President, Brand Management
Moises Saporta                         62          Vice President, Manufacturing
Norman T. Miller                       66          Senior Director, Regulatory Affairs (Compliance)
Ernest C. Bourne                       58          Director and President of the International Division
Lois A. Clarke                         54          Director
Frank W. De Friece,  Jr.               78          Director
D. Greg Rooker                         52          Director
Ted G. Wood                            62          Director
Richard C. Williams(1)                 56          Director, Vice Chairman of Research for the Board of Directors of
                                                   the Company


(1) Effective February 25, 2000 with acquisition of Medco.

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

        Joseph R. Gregory has served as President of Monarch Pharmaceuticals, Inc., a wholly owned subsidiary of the Company, since 1994, has served as a Director since 1993 as Vice Chairman of the Board of Directors of the Company since December 1997 and as Vice Chairman of Operations for the Board of Directors since February 2000. Prior to joining the Company, he was the Chief Operating Officer of GIV from 1987 to 1994 and also served as the President of Insource/Williams, Inc., a GIV subsidiary, from 1989 to 1994. He previously

        Ernest C. Bourne has served as President of the International Division since January 1999 and as a Director since October 1997. From 1968 until January 1999, he had been employed with Bourne & Co., Inc., an investment banking firm, where he served as President.

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

 Steven M. Samet has served as Executive Vice President, General Manager (Parkedale Facility) since its acquisition by the Company on February 28, 1998. For the 12 years prior, he served as Vice President, General Manager of Parke-Davis Sterile Products Operations, overseeing both Rochester, Michigan and Dublin, Ireland operations. From 1973 to 1986, Mr. Samet held various operations positions with both Elkins-Sinn, Inc. and Sterling Drugs. Mr. Samet received an M.B.A. from the Michigan State Advanced Management Program in 1989 and a B. S. in Biology from the State University of New York in 1972.

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

        D. Greg Rooker has served as a Director of the Company since October 1997. Mr. Rooker is the owner and President of Family Community Newspapers of Southwest Virginia, Inc., Wytheville, Virginia ("FCN"). FCN consists of six community newspapers and a national monthly motor sports magazine. He is the founder of the Jason Foundation. Mr. Rooker is a graduate of Northwestern University with a degree in Journalism.

        Ted G. Wood has served as a Director of the Company since April 1997. Presently, he is President, United Operating Companies, affiliates of The United Company in Bristol, Virginia, one of the Company's principal shareholders. From 1992 to 1993, he was President of Boehringer Mannheim Pharmaceutical Corporation in Rockville, Maryland. From 1993 to 1994 he was President of KV Pharmaceuticals in St. Louis, Missouri. From 1975 to 1991, he was employed by SmithKline where he served as President of Beecham Laboratories from 1988 to 1989 and Executive Vice President of SmithKline from 1990 to 1991. He served as account supervisor at Frank J. Corbett, Inc. in Chicago, Illinois from 1972 to 1974. From 1962 to 1971, he held various sales and marketing management positions with The Dow Chemical Company. He graduated from the University of Kentucky with a B.S. in Commerce in 1960. In 1986 he completed the Advanced Management Program at Harvard University.

        Richard C. Williams has served as a Director and Vice Chairman of Research for the Board of Directors of the Company since February 25, 2000. He was Chairman of Medco which merged with King in February 2000, since 1992 and a Director of Medco since 1991. He was a Director of Vysis, Inc. from 1997 to September 1999 and Co-chairman from January to September 1999. He has been President of Conner-Thoele Limited, a consulting and financial advisory firm which services the health care and pharmaceutical industries, since March 1989. From November 1983 to March 1989, Mr. Williams served as Vice President-Finance and Chief Financial Officer of Erbamont N.V., a pharmaceutical company. Prior to that, he served in various financial and operational executive positions with Field Enterprises, Inc., Abbott Laboratories and American Hospital Supply Corporation. Mr. Williams also serves as a director of Immunomedics, Inc., a biopharmaceutical research company. Mr. Williams is also a director of Centaur, Inc., a private equine diagnostic company. He has a B.A. degree from DePauw University and an M.B.A. from the Wharton School of Finance.

        Messrs. John, Joseph, Jefferson, and James Gregory, and R. Henry Richards, M.D., are brothers. Ms. Terri D. White-Gregory is the spouse of Jefferson Gregory.

COMPENSATION OF DIRECTORS

        For the year ended December 31, 1999, directors of the Company received no fees for serving in such capacity. The 1998 Non-Employee Director Plan was adopted by the Board of Director in February 1998. Currently options exercisable for 75,000 shares of common stock have been issued to non-employee directors.

MEETINGS OF DIRECTORS

         The Board of Directors held 10 meetings during 1999. No director attended less than 75% of all meetings held.


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

COMMITTEES OF THE BOARD OF DIRECTORS

        The Board of Directors has appointed an Audit Committee and a Stock Option Committee.

        Audit Committee. The Audit Committee, which currently consists of
D. Greg Rooker, Lois A. Clarke and Frank W. DeFriece, Jr., has the authority and responsibility to hire one or more independent public accountants to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control); to discuss with the independent accountants the results of the annual audit and quarterly reviews; to conduct periodic independent reviews of the systems of accounting (including systems of internal control); and to make reports periodically to the Board of Directors with respect to its findings.

        Stock Option Committee. The Stock Option Committee, which currently consists of Lois A. Clarke, Frank W. DeFriece, Jr. and D. Greg Rooker, is responsible for administering, and determining awards under, the 1997 Incentive and Nonqualified Stock Option Plan for Employees.

ITEM 11. EXECUTIVE COMPENSATION

        The following table summarizes all compensation earned by our Chief Executive Officer and by each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities for the year ended December 31, 1999.


                           SUMMARY COMPENSATION TABLE

                                                                         ANNUAL COMPENSATION
                                                                ------------------------------------
                                                                                                            ALL OTHER
NAME AND PRINCIPAL POSITION                                     YEAR     SALARY ($)        BONUS ($)    COMPENSATION ($)(1)
---------------------------                                     ----    ----------        ---------     -------------------
John M. Gregory...............................................  1999      361,188            -0-              4,800
   Chairman of the Board and Chief Executive Officer            1998      361,566            -0-              4,800
                                                                1997      360,918            -0-              4,800
Joseph R. Gregory.............................................  1999      301,188            -0-              4,800
   Vice Chairman of Operations of the Board and President and   1998      282,882            -0-              4,800
   Chief Operating Officer, Monarch Pharmaceuticals, Inc.       1997      265,854            -0-              4,800

Jefferson J. Gregory..........................................  1999      300,729            -0-              4,800
   President and Chief Operating Officer, King                  1998      281,099            -0-              4,800
   Pharmaceuticals, Inc. and Parkedale Pharmaceuticals          1997      242,588            -0-              4,800

Ernest C. Bourne(2)...........................................  1999      303,186            -0-              4,800
   President, International Division

James E. Gregory..............................................  1999      237,441            -0-              4,800
   Executive Vice President, General Manager                    1998      228,795          10,000             2,250
                                                                1997      201,569           4,000             4,800

(1) All Other Compensation reflects matching contributions to the 401(k) plan.

(2) Mr. Bourne became an executive officer in January 1999. For other information regarding payments to Mr. Bourne, see the section below entitled "Certain Relationships and Related Transactions."

        The following table discloses the grant of stock options in fiscal year 1999 to the executive officers.

                    OPTIONS/SARS GRANTED IN LAST FISCAL YEAR

                                    INDIVIDUAL GRANTS                                 Potential realizable
                                                                                        value at assumed
                                                                                      annual rates of stock
                                                                                     price appreciation for
                                                                                         option term(1)
----------------------------------------------------------------------------------  ------------------------
                              Number of     Percent of
                             securities    total options
                             underlying     granted to     Exercise or
                               options     employees in    base price   Expiration
             Name             granted(#)    fiscal year      ($/sh)        date       5%($)         10% ($)
----------------------       -----------   ------------    -----------   ----------   -----------------------
Jefferson J. Gregory .          25,000          4.3%         45.06        2009        1,156,396     2,508,630
Joseph R. Gregory ....          25,000          4.3%         45.06        2009        1,156,396     2,508,630
James E. Gregory .....           7,500          1.3%         45.06        2009          346,919       752,589
Ernest C. Bourne .....          25,000          4.3%         45.06        2009        1,156,396     2,508,630

(1) Based on $56.06 per share, the closing price of the common stock as quoted on the Nasdaq Stock Market at December 31, 1999.

        The following table discloses information regarding stock options held at the end of or exercised in fiscal year 1999 for each of the executive officers as of December 31, 1999.


                           AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                  AND FISCAL YEAR-END OPTION/SAR VALUES

-----------------------------------------------------------------------------------------------------------------------------------
                                 Shares                         Securities underlying                Value of unexercised
                               acquired on      Value             unexercised options                in-the-money options
            NAME                exercise      realized            at December 31, 1999              at December 31, 1999 (1)
-----------------------------   --------      --------            --------------------              ------------------------
                                                           Exercisable          Unexercisable    Exercisable         Unexercisable
                                                           -----------          -------------    -----------         -------------
Jefferson J. Gregory ........      -0-          n/a          43,750               18,750         $1,151,188            $876,188
Joseph R. Gregory............      -0-          n/a          43,750               18,750         $1,151,188            $876,188
James E. Gregory.............      -0-          n/a          13,125                5,625         $  345,356            $262,856
Ernest C. Bourne ............      -0-          n/a          40,000                  -0-         $  975,950            $    -0-

-----------------

(1) Based on $56.06 per share, the closing price of the common stock as quoted on the Nasdaq Stock Market at December 31, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        The Board of Directors served as the Compensation Committee in 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the common stock as of March 8, 2000, for (i) each person who owns more than 5% of the common stock, (ii) each director and executive officer of the Company, and (iii) all executive officers and directors of the Company as a group.



                                                                                BENEFICIAL
                                                                               OWNERSHIP OF
                                                                               COMMON STOCK
                                                                     ---------------------------------
                                                                                            PERCENTAGE
     EXECUTIVE OFFICERS, DIRECTORS                                     NUMBER               OUTSTANDING
          AND 5% SHAREHOLDERS                                          SHARES                SHARES(1)
     -----------------------------                                   ---------              -----------
John M. Gregory(2).................................................  11,319,172                20.4
Joseph R. Gregory(3)...............................................   4,137,404                 7.4
Jefferson J. Gregory(4)............................................   1,406,327                 2.5
James E. Gregory(5)................................................     136,728                 *
R. Henry Richards, M.D.(6).........................................     253,858                 *
Brian G. Shrader(7)................................................     641,264                 1.2
John McCoy(8)......................................................      34,114                 *
Terri D. White-Gregory(4)..........................................       5,625                 *
John A. A. Bellamy(9)..............................................      64,848                 *
Steven M. Samet(10)................................................      39,000                 *
Kyle P. Macione(11)................................................      22,252                 *
Ernest C. Bourne(12)...............................................     192,505                 *
Lois A. Clarke(13)(14).............................................     156,100                 *
Frank W. DeFriece, Jr. (15)........................................      15,000                 *
D. Greg Rooker(16).................................................      94,945                 *
Richard C. Williams (17)...........................................     112,299                 *
Ted G. Wood(14)(18)................................................      57,000                 *

All executive officers and directors as a group (17 persons).......  18,368,431                41.3

The Summit Fund, LLC(19)...........................................   6,958,891                12.5
Janus Capital Corporation(20)......................................   3,983,900                 7.2

*  Less than 1%.
(1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 55,546,468 shares issued and outstanding as of March 8, 2000. Options to purchase shares which are exercisable or become exercisable within 60 days of March 8, 2000 are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of such options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

(2) Includes 8,518,514 shares jointly owned with Mr. Gregory's spouse; 2,743,808 shares owned by S.J., LLC, a limited liability company, the primary members of which are Mr. Gregory's children and 56,850 shares registered in the name of The Lazarus Foundation, Inc., a private foundation controlled by John M. Gregory . Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.

(3) Includes 1,410,375 shares owned through Kingsway L.L.C., a limited liability company, the primary members of which are Mr. Gregory, his spouse and his son and 43,750 shares issuable upon the exercise of options. Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.

(4) Includes 1,200,274 shares jointly beneficially owned by Ms. White-Gregory and Jefferson J. Gregory and 87,000 shares beneficially owned by Gregory Investments, L.P., the general partners of which are Mr. Gregory and Ms. White-Gregory and 43,750 and 5,625 shares issuable upon the exercise of options granted to Mr. Gregory and Ms. White-Gregory, respectively.

(5) Includes 122,553 shares jointly owned with Mr. Gregory's spouse, 1,050 shares owned by Mr. Gregory's spouse and 13,125 shares issuable upon the exercise of options.

(6) Includes 214,353 shares jointly owned with Dr. Richards' spouse and 13,125 shares issuable upon the exercise of options.

(7) Includes 322,250 shares owned by C.B.B., L.L.C., a limited liability company, the primary members of which are Mr. Shrader and his parents; 15,934 shares jointly owned with Mr. Shrader's mother; 30,000 shares held in the name of Mr. Shrader as custodian for M. B. Shrader; and 17,500 shares issuable upon the exercise of options.

(8) Includes 20,989 shares jointly owned with Mr. McCoy's spouse and 13,125 shares issuable upon the exercise of options.

(9)      Includes 13,125 shares issuable upon the exercise of options.

(10)     Includes 7,500 shares issuable upon the exercise of options.

(11)     Includes 8,625 shares issuable upon the exercise of options.

(12)     Includes 40,000 shares issuable upon the exercise of options.

(13) Includes 24,500 shares held in the name of Ms. Clarke as custodian for Donald Alan Clarke, a minor, and 15,000 shares issuable upon the exercise of options.

(14)     Ms. Clarke and Mr. Wood are affiliates of The United Company.

(15)     Includes 15,000 shares issuable upon the exercise of options.

(16) Includes 25,080 shares held in trust for the benefit of Mr. Rooker's children; 4,275 shares owned by Mr. Rooker's spouse, 10,710 shares owned by Family Community Newspapers of Southwest Virginia, 8,710 shares owned by The Jason Foundation, a private foundation controlled by Mr. Rooker and 15,000 shares issuable upon the exercise of options.

(17) Includes 67,637 shares jointly owned with Mr. Williams' spouse and 35,135 shares issuable upon the exercise of options.

(18)     Includes 15,000 shares issuable upon the exercise of options.

(19) The Summit Fund, LLC is an affiliate of The United Company, The Summit Fund, LLC along with other affiliates of The United Company beneficially own in the aggregate 9,354,288 shares representing approximately 16.8% of the outstanding shares. The address of The Summit Fund, LLC is 1005 Glenway Avenue, Bristol, Virginia 24201.

(20) Based on a Schedule 13G filed with the SEC on behalf of Janus Capital Corporation and Thomas H. Bailey, the address of which is 100 Fillmore Street, Denver, Colorado 80206.


         Messrs. John M. Gregory, Joseph R. Gregory, Jefferson J. Gregory, James
E. Gregory, Richards, Shrader, McCoy, Bellamy, Samet, Macione and Ms. White-Gregory serve as executive officers. Messrs. John M. Gregory, Joseph R. Gregory and Jefferson J. Gregory also serve as directors. For more information, see "Directors and Executive Officers of the Registrant."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         King Pharmaceuticals Benevolent Fund, Inc. (the "Benevolent Fund") is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Benevolent Fund includes John M. Gregory, Joseph R. Gregory, Jefferson J. Gregory, James E. Gregory and R. Henry Richards, M.D. who are also executive officers of the Company. Messrs. John M., Joseph R. and Jefferson J. Gregory are also directors of King. King advanced $1.0 million in 1997 to the Benevolent Fund which was used for general operating purposes. At December 31, 1999, the Benevolent Fund was not indebted to King. The Benevolent Fund is independent of King, maintains its own accounting records and its activities are not directly related to the business of King. We donated inventory with a cost of approximately $1.8 million to the Benevolent Fund in 1999.

         The Summit Fund, LLC is an affiliate of The United Company, a Virginia corporation. The Summit Fund, LLC and certain of The United Company's shareholders, officers, directors and employees are the beneficial owners of approximately 16.8% of our common stock. Currently, two members of our Board of Directors, Lois A. Clarke and Ted G. Wood, are affiliates of The United Company. As part of the sale of stock to The United Company on March 17, 1997, we executed a Promissory Note in the amount of $1.8 million payable to The United Company. The Promissory Note was paid in full in March 1999. Proceeds of the loan from The United Company were used to fund, in part, the acquisition of the Cortisporin(R) and Pediotic(R) product lines from Glaxo Wellcome.

         For the year ended December 31, 1998, King had paid Bourne & Co., Inc., an affiliate of Mr. Bourne (a director and since January 1999, the President of the International Division) $2,475,000 for consulting services. Additionally, in connection with the Altace(R) Acquisition and the related financing, Bourne & Co., Inc., received $1,250,000 in January 1999. We also purchased office furniture, accessories and supplies for our international division office in Charlotte, North Carolina from Bourne & Co., Inc. for approximately $79,000. Bourne & Co., Inc. provided consulting services in areas such as corporate development, financing alternatives and strategies, and general business planning.

         In September 1998, we purchased for approximately $350,000 the primary residence of Jefferson J. Gregory in connection with his relocation to the Parkedale facility. We sold the property for $250,000 in February 2000.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K

(a)  Documents filed as a part of this report:

(1)     FINANCIAL STATEMENTS

     Report of Independent Accountants............................................................................F-1

     Consolidated Balance Sheets as of December 31, 1998 and 1999 ................................................F-2

     Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 ..................F-3

     Consolidated Statements of Changes in Shareholders' Equity for the years ended
               December 31, 1997, 1998 and 1999 ..................................................................F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 ..................F-5

     Notes to Consolidated Financial Statements...................................................................F-7

(2)  FINANCIAL STATEMENT SCHEDULE

     Report of Independent Accountants............................................................................S-1

     Valuation and Qualifying Accounts............................................................................S-2

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.


(b)  REPORTS ON FORM 8-K.

     During the quarter ended December 31, 1999, we filed two Current Reports on Form 8-K. Both Reports were filed on December 10, 1999. The first Report announced King's entry, on November 30, 1999, into a definitive Agreement and Plan of Merger with Medco Research, Inc., a Delaware corporation, to merge the two companies in a tax-free pooling of interests transaction. The second Report restated our consolidated financial statements for the years ended December 31, 1996, 1997 and 1998, which appeared in our Form 10-K for the fiscal year ended December 31, 1998, to reflect a three for two split of our common stock which became effective November 11, 1999 for shareholders of record as of October 28, 1999.

(c)  EXHIBITS

The following Exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NUMBER                  DESCRIPTION
------                  -----------
  *3.1            --       Second Amended and Restated Charter of King
                           Pharmaceuticals, Inc.

  *3.2            --       Amended and Restated Bylaws of King Pharmaceuticals,
                           Inc.

  *4.1            --       Specimen Common Stock Certificate.

  *4.2            --       Form of Rights Agreement by and between King
                           Pharmaceuticals, Inc. and Union Planters National
                           Bank.

  *10.1           --       Promissory Note between RSR Acquisition Corporation
                           (predecessor to King Pharmaceuticals, Inc.) and RSR
                           Laboratories, Inc., dated December 28, 1993, in the
                           amount of $3,500,000.



     *10.2        --       Toll Manufacturing Agreement for APAP/Hydrocodone
                           Bitartrate Tablets by and between Mallinckrodt
                           Chemical, Inc. and King Pharmaceuticals, Inc.

     *10.3        --       Credit Agreement, dated as of February 27, 1998, as
                           amended and restated as of December 22, 1998 among
                           King Pharmaceuticals, Inc.,  and the Lenders therein,
                           Credit Suisse First Boston, as Administrative Agent,
                           as Collateral Agent and as Swingline Lender, First
                           Union National Bank, as Issuing Bank, and First Union
                           National Bank and NationsBank, N.A., as Syndication
                           Agents.

     *10.4        --       Manufacture and Supply Agreement with Novartis
                           (Ciba-Geigy Corporation) dated July 17, 1995.

     *10.5        --       Supply Agreement with SmithKline Beecham Corporation
                           dated July 16, 1996.

     *10.6        --       Trademark, Patent, Copyright and Know-How License
                           Agreement between Warner-Lambert Company and Glaxo
                           Wellcome Inc. dated as of June 30, 1996.

     *10.7        --       Asset Purchase Agreement by and among Parkedale
                           Pharmaceuticals, Inc., Warner-Lambert Company and
                           Parke, Davis & Company, dated February 27, 1998, for
                           the acquisition of assets related to the Parkedale
                           Facility, Rochester, Michigan.

     *10.8        --       Product Asset Purchase Agreement between Parkedale
                           Pharmaceuticals, Inc. and Warner-Lambert Company,
                           dated February 27, 1998, for the acquisition of
                           Anusol-HC(R) and other products.

     *10.9        --       License Agreement by and among Warner-Lambert
                           Company, Parke Davis & Company, and Parkedale
                           Pharmaceuticals, Inc., dated February 27, 1998, for
                           the use of the Anusol Trademark, the Anusol Mold, and
                           Other Trademarks.


  ***10.10        --       General Products Agreement dated as of December
                           17, 1998, by and among Hoechst Marion Roussel, Inc.,
                           Hoechst Marion Roussel, Deutschland GmbH, and King
                           Pharmaceuticals, Inc.

 ****10.11        --       Agreement and Plan of Merger, dated November 30,
                           2000, by and among King Pharmaceuticals, Inc., Medco
                           Research, Inc. and Merlin Acquisition I Corp.

    *10.12        --       1998 King Pharmaceuticals, Inc. Non-Employee Director
                           Stock Option Plan.

    *10.13        --       1997 Incentive and Nonqualified Stock Option Plan
                           for Employees of King Pharmaceuticals, Inc.

   **21.1         --       Subsidiaries of the Registrant

   **23.1         --       Consent of PricewaterhouseCoopers LLP

   **27.1         --       Financial Data Schedule (for SEC use only)

* Incorporated by reference to King's Registration Statement on Form S-1 (registration No. 333-38753) filed October 24, 1997.

**       Filed herewith.

*** Incorporated by reference to King's Current Report on Form 8-K filed January 6, 1999.

**** Incorporated by reference to King's Current Report on Form 8-K filed December 10, 1999.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of King Pharmaceuticals, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.












Greensboro, North Carolina

February 25, 2000, except for the information presented in Note 20 for which the date is March 17, 2000.

                           KING PHARMACEUTICALS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        as of December 31, 1998 and 1999
                        (in thousands, except share data)

                                                                      1998          1999
                                                                    ---------      --------
ASSETS
Current assets:
      Cash and cash equivalents                                     $   1,159      $  8,451
      Accounts receivable, net of allowance
          for doubtful accounts $1,402 and $1,864, respectively        39,666        69,215
      Inventories                                                      26,556        33,410
      Deferred income taxes                                             6,675        13,915
      Prepaid expenses and other assets                                 1,554         5,682
                                                                    ---------      --------
                    Total current assets                               75,610       130,673

Property, plant and equipment, net                                     93,981        97,151
Intangible assets, net                                                480,583       557,544
Other assets                                                           17,997        20,321
                                                                    ---------      --------
                    Total assets                                    $ 668,171      $805,689
                                                                    =========      ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Current portion of long-term debt
          Term loans                                                $  10,250      $ 12,962
          Other                                                         3,060         1,540
      Accounts payable                                                 12,594        25,370
      Accrued expenses                                                 15,095        45,122
      Income taxes payable                                              3,524         4,756
                                                                    ---------      --------
                    Total current liabilities                          44,523        89,750
Long-term debt:
      Revolving Credit Facility                                        19,000        45,000
      Term loans                                                      414,750       354,194
      Senior Subordinated Notes                                        75,000       150,000
      Other                                                             5,736         4,161
Deferred income taxes                                                   7,726        14,148
                                                                    ---------      --------
                    Total liabilities                                 566,735       657,253
                                                                    ---------      --------
Commitments and contingencies (notes 13 and 20)

Shareholders' equity:
      Common shares no par value, 150,000,000 shares
          authorized, 48,157,095 and 48,205,594 shares
          issued and outstanding, respectively                         66,572        68,027
      Retained earnings                                                35,460        80,409
      Due from related party                                             (596)           --
                                                                    ---------      --------
                    Total shareholders' equity                        101,436       148,436
                                                                    ---------      --------
                    Total liabilities and shareholders' equity      $ 668,171      $805,689
                                                                    =========      ========





                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              for the years ended December 31, 1997, 1998 and 1999
                      (in thousands, except per share data)

                                                           1997         1998         1999
                                                         --------    ---------    ---------
REVENUES:
     Net sales                                           $ 47,351    $ 158,180    $ 348,271
     Development revenues                                     558        5,283           --
                                                         --------    ---------    ---------
         Total revenues                                    47,909      163,463      348,271
                                                         --------    ---------    ---------
OPERATING COSTS AND EXPENSES:
     Cost of sales                                         13,034       64,052      113,204
     Selling, general and administrative                   19,123       34,718       79,982
     Depreciation and amortization                          2,395        9,255       26,914
                                                         --------    ---------    ---------
         Total operating costs and expenses, net           34,552      108,025      220,100
                                                         --------    ---------    ---------
Operating Income                                           13,357       55,438      128,171
                                                         --------    ---------    ---------
OTHER (EXPENSES) INCOME:
     Interest expense                                      (2,787)     (14,866)     (55,371)
     Interest income                                           38          145          338
     Other                                                    (28)          --          (92)
                                                         --------    ---------    ---------
         Total other                                       (2,777)     (14,721)     (55,125)
                                                         --------    ---------    ---------
Income before Income Taxes and
  Extraordinary Item                                       10,580       40,717       73,046

     Income tax expense                                     3,968       15,396       27,392
                                                         --------    ---------    ---------
Income before Extraordinary Item                            6,612       25,321       45,654
     Extraordinary loss on early extinguishment
         of long-term debt, net of income taxes
         of $2,787 and $445                                    --       (4,411)        (705)
                                                         --------    ---------    ---------
NET INCOME                                               $  6,612    $  20,910    $  44,949
                                                         ========    =========    =========
     Basic and diluted income (loss) per common share:
         Income before extraordinary item                $   0.17    $    0.56    $    0.94
         Extraordinary item                                    --        (0.10)       (0.01)
                                                         --------    ---------    ---------
         Net income                                      $   0.17    $    0.46    $    0.93
                                                         ========    =========    =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              for the years ended December 31, 1997, 1998 and 1999
                        (in thousands, except share data)

                                                                                                   Due         Total
                                                                                    Unrealized    from         Share-
                                                        Common            Retained   loss on     Related      holders'
                                                  Shares       Amount     Earnings  securities    Party        Equity
                                                ----------     -------    --------  ----------   -------      ---------
Balance, December 31, 1996                      10,428,968     $ 8,448     $ 7,938     $(16)     $  (677)     $  15,693
    Issuance of common shares,
       net of $743 of expenses                   4,571,032       8,007          --       --           --          8,007
    Realized loss on securities                         --          --          --       16           --             16
    Advances to Benevolent Fund                         --          --          --       --         (994)          (994)
    2.8 to 1 common stock split (Note 16)       27,000,000          --          --       --           --             --
    Net income                                          --          --       6,612       --           --          6,612
                                                ----------     -------     -------     ----      -------      ---------
Balance, December 31, 1997                      42,000,000      16,455      14,550       --       (1,671)        29,334
    Issuance of common shares,
        net of expenses                          6,157,095      50,117          --       --           --         50,117
    Payments from Benevolent Fund                       --          --          --       --        1,075          1,075
    Net income                                          --          --      20,910       --           --         20,910
                                                ----------     -------     -------     ----      -------      ---------
Balance, December 31, 1998                      48,157,095      66,572      35,460       --         (596)       101,436
    Options exercised                               48,499       1,191          --       --           --          1,191
    Tax benefit related to option exercises             --         264          --       --           --            264
    Payments from Benevolent Fund                       --          --          --       --          596            596
    Net income                                          --          --      44,949       --           --         44,949
                                                ----------     -------     -------     ----      -------      ---------
Balance, December 31, 1999                      48,205,594     $68,027     $80,409     $ --      $    --      $ 148,436
                                                ==========     =======     =======     ====      =======      =========


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the years ended December 31, 1997, 1998 and 1999
                                 (in thousands)

                                                                             1997        1998         1999
                                                                           --------    ---------    ---------
Cash flows from operating activities:
     Net income                                                            $  6,612    $  20,910    $  44,949
     Adjustments to reconcile net income to net cash
          provided by operating activities:
               Depreciation and amortization                                  2,395        9,255       26,914
               Amortization of deferred financing costs                          --          728        2,834
               Loss on sale of marketable securities                             32           --           --
               Extraordinary loss                                                --        7,198        1,150
               Net loss on sale of property and equipment                        --           22          134
               Deferred income taxes                                           (980)        (940)        (818)
     Changes in operating assets and liabilities:
               Accounts receivable                                           (6,256)     (31,105)     (29,642)
               Inventories                                                   (4,753)     (15,706)      (6,854)
               Prepaid expenses and other assets                               (332)       1,405       (2,041)
               Accounts payable                                               3,604        6,723       12,776
               Accrued expenses                                               2,180        5,679       30,027
               Income taxes                                                   2,514        1,662        1,232
                                                                           --------    ---------    ---------
                               Net cash provided by operating activities      5,016        5,831       80,661
                                                                           --------    ---------    ---------
Cash flows from investing activities:
     Purchases of property, plant and equipment                              (1,379)     (81,099)      (8,826)
     Purchases of intangible assets                                         (52,428)    (344,906)     (98,199)
     Merger related costs                                                      (373)          --       (1,379)
     Proceeds from sale of property and equipment                                --           30           20
     Proceeds from sale of marketable securities                                203           --           --
                                                                           --------    ---------    ---------
                               Net cash used in investing activities        (53,977)    (425,975)    (108,384)
                                                                           --------    ---------    ---------
Cash flows from financing activities:
     Proceeds from revolving credit facility                                 29,599           --       92,000
     Payments on revolving credit facility                                  (23,447)          --      (66,000)
     Proceeds from issuance of common shares,
        net of expenses paid                                                  8,007       50,117        1,191
     Book overdraft                                                           1,423           --           --
     Repayment on shareholder notes receivable                                2,093           --           --
     Proceeds from other long-term debt                                      55,923      658,741      150,000
     Payments on other long-term debt                                       (23,798)    (262,318)    (136,021)
     Payments on notes payable                                                   --         (916)          --
     Due to affiliate                                                          (994)       1,075          596
     Initial public offering costs                                             (710)          --           --
     Debt issuance costs                                                       (458)     (25,465)      (6,751)
                                                                           --------    ---------    ---------
                               Net cash provided by financing activities     47,638      421,234       35,015
                                                                           --------    ---------    ---------
Increase (decrease) in cash                                                  (1,323)       1,090        7,292
Cash and cash equivalents, beginning of period                                1,392           69        1,159
                                                                           --------    ---------    ---------
Cash and cash equivalents, end of period                                   $     69    $   1,159    $   8,451
                                                                           ========    =========    =========
Supplemental disclosure of cash paid for:
               Interest                                                    $  2,335    $  13,929    $  50,411
                                                                           ========    =========    =========
               Taxes                                                       $  2,445    $  10,662    $  27,026
                                                                           ========    =========    =========

                           KING PHARMACEUTICALS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOW for
           the years ended December 31, 1997, 1998 and 1999, Continued
                        (in thousands, except share data)



Supplemental schedule of non-cash investing and financing activities:

For the years ended December 31, 1997, 1998 and 1999, the Company entered into capital leases totalling $85, $1,004 and $83, respectively.

The Company purchased intangible assets financed by the seller of $75,000 in 1998.

In connection with its purchases of intangible assets the Company assumed estimated liabilities of $3,062 and $2,913 for returns of products shipped prior to acquisition date during 1997 and 1998, respectively.





























                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)

1.       The Company:

         King Pharmaceuticals, Inc. ("King" or the "Company") is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force and copromotion arrangements, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians and hospitals across the country. The Company also provides contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies.

         These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. Medco Research, Inc. (acquired February 25, 2000) and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

         REVENUE RECOGNITION - Sales are reported net of an estimate for returns and allowances, rebates and chargebacks. Chargebacks, rebates and returns and allowances are included in sales when goods are shipped to the customer. Product sales and sales of manufactured products are recognized upon shipment. Development revenue is recognized upon approval of the product from the Food and Drug Administration.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents are placed in large domestic banks which limit the amount of credit exposure.

         INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory of product samples not distributed to third parties represent 11.3% of inventory as of December 31, 1999.

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

         FINANCIAL INSTRUMENTS AND DERIVATIVES - The Company does not use financial instruments for trading purposes. Financial instruments, which are a type of derivative instrument, are used to manage interest rate risks. The notional amounts of the interest rate protection agreements entered into by the Company are used to measure the interest to be paid or received and do not represent the amount of exposure to loss.

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

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

2.       Summary of Significant Accounting Policies, continued:

         PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. The estimated useful lives are principally 15 to 40 years for buildings and improvements and 8 to 15 years for machinery and equipment. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation with any resulting gain or loss reflected in income.

         In the event that facts and circumstances indicate that the cost of property, plant and equipment may be impaired, evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a writedown is required.

         CAPITALIZED INTEREST - For the years ended December 31, 1998 and 1999, the Company capitalized interest of approximately $239 and $381, respectively. The Company had no capitalized interest for the year ended December 31, 1997.

         INTANGIBLE ASSETS - Intangible assets which include product rights, patents and goodwill are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from 10 to 30 years, using the straight-line method.

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

         OTHER ASSETS - Other assets consist primarily of deferred financing costs which are being amortized over periods ranging from six to ten years. Amortization expense related to deferred financing costs was $0, $728 and $2,834 for 1997, 1998 and 1999, respectively, and has been included in interest expense.

         During 1998 and 1999, the Company repaid certain debt prior to maturity. The repayment resulted in extraordinary charges of $4,411, net of related tax benefits of $2,787 in 1998, and $705, net of related tax benefits of $445, in 1999, associated with the write-off of certain deferred financing costs.

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

         RESEARCH AND DEVELOPMENT - The Company incurs research and development costs that are expensed as incurred. These costs were approximately $890, $401 and $2,025, for 1997, 1998 and 1999, respectively.

         ADVERTISING AND PROMOTION - The Company expenses advertising and promotion costs as incurred and these costs are included as selling, general and administrative expenses. Advertising and promotion costs for the years ended December 31, 1997, 1998 and 1999, were $1,583, $10,744 and $26,513, respectively.

         STATEMENT OF ACCOUNTING STANDARDS NOT YET ADOPTED - In June 1998, the Board adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities
         - Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No 133", that revises SFAS No. 133, to become effective in the first quarter of fiscal 2001. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on financial position or results of operations.

         COMPREHENSIVE INCOME - In 1997, the Company had other comprehensive income of $16, net of tax, related to an unrealized loss on securities. The Company had no other comprehensive income in 1998 or 1999.

         RECLASSIFICATIONS - Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 1999.

3.       Concentrations of Credit Risk:

         A significant portion of the Company's sales are to customers in the pharmaceutical industry. Approximately 17% and 15% of accounts receivable at December 31, 1998 and 1999, respectively were due from one customer. At December 31, 1998 and 1999, an additional 25% and 16%, respectively, were due from two other customers. The Company monitors the extension of credit to customers and has not experienced significant credit losses.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

3.       Concentrations of Credit Risk, continued:

         The following table represents a summary of sales to significant customers as a percentage of the Company's total revenues:

                         1997       1998       1999
                        ------     ------     ------
         Customer A     16.7%       11.4%      18.3%
         Customer B     13.4%       12.6%      14.6%
         Customer C     14.0%       10.8%      12.6%
         Customer D     10.6%       n/a        n/a

n/a - sales were less than 10% for the year.

4.       Property, Plant and Equipment:

         Property, plant and equipment consists of the following:

                                              1998           1999
                                           ---------      ---------
         Land                              $   3,949      $   4,115
         Buildings and improvements           55,990         59,230
         Machinery and equipment              32,522         37,925
         Equipment under capital lease         2,713          2,537
         Construction in progress              6,106          6,189
                                           ---------      ---------
                                             101,280        109,996
         Less accumulated depreciation        (7,299)       (12,845)
                                           ---------      ---------
                                           $  93,981      $  97,151
                                           =========      =========



         Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999 was $985, $4,236 and $5,607, respectively.

5.       Inventory:

         Inventory consists of the following:

                              1998        1999
                             -------     -------
         Finished goods      $13,772     $18,085
         Work-in process       5,386       6,120
         Raw materials         7,398       9,205
                             -------     -------
                             $26,556     $33,410
                             =======     =======

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

6.       Acquisitions/Intangible Assets:

         On November 12, 1999, the Company purchased the rights, title and interest to the Tigan product line from Roberts Pharmaceuticals, Inc. for a purchase price of $6,493, including $93 related to the forgiveness of certain indebtedness owed by the Company. The purchase price is being amortized over its estimated useful life of 20 years. The acquisition was financed through borrowings on the Company's revolving credit facility.

         On July 30, 1999, the Company purchased the rights, title and interest in and to the trademark Lorabid within the United States and Puerto Rico, from Eli Lilly and Company for a purchase price of $90,500, plus acquisition costs of $1,299 and sales performance milestones. The sales performance milestones could bring the total price to $158,000 if the Company achieves annual product sales of $140,000. The entire purchase price of $90,500 was allocated to intangible assets and is being amortized over its estimated useful life of 25 years for goodwill and 15 years for amounts allocated to the patents. The acquisition was financed through borrowings on the Company's revolving credit facility.

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

         On June 30, 1998, the Company acquired the rights, title and interest to the Menest(R) product line for approximately $5,000. The entire purchase was allocated to intangible assets and is being amortized over its estimated useful life of 25 years. The acquisition was financed with proceeds resulting from the completion of the Company's June 25, 1998 initial public offering.

         On February 28, 1998, the Company acquired the rights, titles and interest to certain product lines, production facilities (the "Parkedale Facility"), and assumed contracts for manufacturing for third parties from Warner-Lambert Company (the "Sterile Products Acquisition"). The purchase price, including assumed liabilities of $2,913, of $127,913 was allocated to real estate and equipment based on fair values ($44,130 and $28,914, respectively) with the residual $54,869 being allocated to intangibles and is being amortized over 5 to 40 years and 25 years, respectively. The purchase price was financed under the Company's Credit Agreement (Note 9).

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

6.       Acquisitions/Intangible Assets, continued:

         The following unaudited pro forma summary presents the financial information as if the acquisitions had occurred on January 1, 1998 These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1998, nor is it indicative of future results.

                                                   For the Year Ended
                                               ---------------------------
                                               December 31,    December 31,
                                                  1998            1999
                                               -----------     -----------
         Total revenues                        $   374,644     $   385,284
                                               ===========     ===========
         Net income                            $    31,288     $    54,488
                                               ===========     ===========
         Basic and diluted income per
           common share                        $      0.69     $      1.21
                                               ===========     ===========


         Intangible assets consist of the following:

                                                       1998             1999
                                                     ---------        ---------
         Altace, Silvadene, AVC                      $ 362,950        $ 362,950
         Lorabid                                            --           91,799
         Sterile Products                               54,509           54,509
         Septra, Proloprim, Mantadil, Kemadrin          15,425           15,425
         Cortisporin                                    23,694           23,694
         Other                                          30,566           37,035
                                                     ---------        ---------
                                                       487,144          585,412
         Less accumulated amortization                  (6,561)         (27,868)
                                                     ---------        ---------
                                                     $ 480,583        $ 557,544
                                                     =========        =========


         Amortization expense for the years ended December 31, 1997, 1998, and 1999 was $1,410, $5,019, and $21,307, respectively.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

7.       Lease Obligations:

         The Company leases certain office and manufacturing equipment and automobiles under noncancelable operating leases with terms from one to five years. Estimated future minimum lease payments, as of December 31, 1999 for leases with initial or remaining terms in excess of one year are as follows:

                  2000                    $4,153
                  2001                     3,015
                  2002                     1,787
                  2003                       815
                  2004                       397


         Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $138, $1,230, and $2,777, respectively.

         Additionally, the Company leases office space in its building to tenants under agreements ranging from one to twenty years. Such leases are accounted for as operating leases. Rental income for the years ended December 31, 1997, 1998 and 1999 was approximately $44, $40 and $40, respectively. As of December 31, 1999 estimated future minimum rental payments to be received each year from 2000 to 2004 is $40.

         Capital lease obligations for certain equipment as of December 31, 1998 are as follows:

                        2000                                $  628
                        2001                                   447
                        2002                                   292
                        2003                                   160
                                                            ------
         Total minimum lease payments                        1,527
         Less imputed interest                                  86
                                                            ------
         Present value of minimum lease payments             1,441
         Less current maturities                               562
                                                            ------
                                                            $  879
                                                            ======

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

8.       Accrued Expenses:

         Accrued expenses consist of the following:

                                                                                             1998           1999
                                                                                         --------       --------
                  Product returns and chargebacks                                        $  9,397       $ 16,822
                  Rebates                                                                     266         12,507
                  Accrued interest                                                          1,176          6,517
                  Other                                                                     4,256          9,276
                                                                                         ========       ========
                                                                                         $ 15,095       $ 45,122
                                                                                         ========       ========

9.       Long-term Debt:

         Long-term debt consists of the following:

                                                                                             1998           1999
                                                                                         --------       --------
         Senior Credit Facility:
            Revolving Credit Facility                                                    $ 19,000       $ 45,000
            Tranche A Term Loan                                                           150,000         97,235
            Tranche B Term Loan                                                           275,000        269,921
         Senior Subordinated Notes
              with interest at 10 3/4% payable semiannually due March 2009                     --        150,000
         Senior Subordinated Notes due to seller paid in March 1999                        75,000             --
         Notes payable to former owners, due in equal
              annual installments of principal and interest (at a rate
              of 6%) of $1,226 through December 2003                                        5,163          4,247
         Note payable to shareholder, paid March 1999                                       1,750             --
         Various capital leases with interest rates ranging from 8.3% to 12.7% and
              maturing at various times through 2002                                        1,849          1,441
         Other notes payable                                                                   34             13
                                                                                         --------       --------
                                                                                          527,796        567,857
              Less current portion                                                         13,310         14,502
                                                                                         --------       --------
                                                                                         $514,486       $553,355
                                                                                         ========       ========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

9.       Long-term Debt, continued:

         On March 3, 1999, the Company issued $150,000 of 10 3/4% Senior Subordinated Notes due 2009. Net proceeds of approximately $144,000 were used to repay outstanding indebtedness under the Senior Credit Facility ($69,000) and a note due to seller ($75,000). The debt is guaranteed by the Company's wholly owned subsidiaries.

         On December 22, 1998, the Company amended and restated its Credit Agreement (as defined below) dated as of February 27, 1998 (the "Senior Credit Facility") to: (a) finance the Altace Acquisition; (b) refinance the Company's then existing indebtedness; and (c) provide for ongoing working capital and other financing requirements. The Senior Credit Facility, as amended, provides for up to $525,000 of aggregate borrowing capacity, consisting of: a $150,000 tranche A term loan (the "Tranche A Term Loan"); a $275,000 tranche B term loan (the "Tranche B Term Loan"); and a revolving credit facility in an aggregate amount of $100,000 (the "Revolving Credit Facility"). The Revolving Credit Facility includes a $10,000 sublimit available for the issuance of letters of credit and a $5,000 sublimit available for swingline loans.

         As of December 31, 1999, the Company had $55,000 of available borrowings under its Revolving Credit Facility.

         The Tranche A Term Loan is subject to certain specified amortization payments required to be made in quarterly installments until December 22, 2004. The Tranche B Term Loan is subject to certain specified amortization payments required to be made in quarterly installments until December 22, 2006. The Revolving Credit Facility is available until December 22, 2004. In addition, the loans and the aggregate available commitments under the Senior Credit Facility will be reduced upon the occurrence of certain specified events.

         The loans under the Senior Credit Facility accrue interest, at the Company's option, at either (a) the base rate (which is based on the prime rate or the federal funds rate plus one-half of 1%) plus (i) in the case of the Tranche A Term Loan and borrowings under the Revolving Credit Facility, an applicable spread ranging from 1.25% to 2.25% (based on a leverage ratio) and (ii) in the case of the Tranche B Term Loan, 2.75% or (b) the applicable LIBOR rate plus (i) in the case of the Tranche A Term Loan and borrowings under the Revolving Credit Facility, an applicable spread ranging from 2.25% to 3.25% (based on a leverage ratio) and (ii) in the case of the Tranche B Term Loan, 3.75%. In addition, the lenders under the Senior Credit Facility are entitled to customary facility fees based on (a) unused commitments under the Revolving Credit Facility and (b) letters of credit outstanding.

         The interest rates for borrowings under the Revolving Credit Facility, the Tranche A Term Loan and the Tranche B Term Loan as of December 31, 1999 were 9.71%, 9.74% and 10.24%, respectively.

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

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

9.       Long-term Debt, continued:

         The Company's debt agreements contain covenants which, among other things, require the Company to comply with certain financial and other covenants. The financial covenants require the maintenance of certain ratios including interest coverage and leverage as defined in the agreements. As of December 31, 1999 the Company has complied with the covenants.

         On February 27, 1998, the Company entered into a $195,000 credit agreement ("Credit Agreement"). The Company used the proceeds from the Credit Agreement to finance the Warner Lambert Acquisition (Note 6), and pay off a $40,000 term loan and outstanding borrowings under a revolving credit facility as of February 27, 1998. The Credit Agreement was paid in full on December 22, 1998, with proceeds from the Senior Credit Facility.

         The Company has entered into several interest rate swap agreements designated as a partial hedge of the Company's variable interest rate debt. The purpose of these swaps is to fix interest rates on variable rate debt and reduce certain exposures to interest rate fluctuations. At December 31, 1999, the Company had interest rate swaps with notional amounts aggregating $285,000. Under these agreements, the Company pays a weighted average fixed rate of 5.78% and receives a rate equivalent to the three-month and one-month LIBOR. The notional amounts do not represent the amounts exchanged by the parties. The agreements expire between 2004 and 2006.

         On November 12, 1999, the Company entered into an interest rate swap agreement related to its fixed rate senior subordinated notes. The notional amount at December 31, 1999 was $150.0 million and the agreement expires in 2009. Under this agreement the Company exchanged its fixed rate 10.75% for a floating rate based on LIBOR with the floating rate being fixed at 9.89% through November 15, 2002. Thereafter the Company pays a floating rate based on the three month LIBOR.

         The aggregate maturities of long-term debt (including capital lease obligations - Note 7) at December 31, 1999 are as follows:

                        2000               $ 14,502
                        2001                 19,576
                        2002                 24,553
                        2003                 29,623
                        2004                 28,315
                  Thereafter                451,288
                                           --------
                                           $567,857
                                           ========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)


10.      Financial Instruments:

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

         LONG-TERM DEBT AND NOTES PAYABLE - The fair value of the Company's long-term debt, including the current portion, at December 31, 1998 and 1999, is estimated to be approximately $527,500 and $563,300, respectively, using discounted cash flow analyses and based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

         INTEREST RATE SWAPS - The estimated fair market value of the interest rate swap agreements at December 31, 1998 and 1999, as determined by the issuing financial institution and based on the estimated termination values, was an unrealized loss of approximately $2,787 and an unrealized gain of $1,045, respectively.

11.      Income Taxes:

         The net income tax expense (benefit) is summarized as follows:

                                   1997            1998            1999
                                  -------        --------        --------
         Current                  $ 4,948        $ 16,336        $ 28,210
         Deferred                    (980)           (940)           (818)
                                  -------        --------        --------
              Total expense       $ 3,968        $ 15,396        $ 27,392
                                  =======        ========        ========


         A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income before income taxes and extraordinary item is as follows:

                                                         1997       1998       1999
                                                        ------     ------     ------
         Federal statutory tax rate                       34.0%      35.0%      35.0%
         State income taxes, net of federal benefit        3.0        3.3        3.0
         Permanent differences                             0.4        0.1       (0.6)
         Other                                             0.1       (0.6)       0.1
                                                        ------     ------     ------
                   Effective tax rate                     37.5%      37.8%      37.5%
                                                        ======     ======     ======

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

11.      Income Taxes, continued:

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                        1998          1999
                                                      --------      --------
         Allowance for doubtful accounts              $    389      $    713
         Uniform cost capitalization                       228            --
         Accrued expenses                                  101         4,714
         State net operating loss carryforward             793         1,648
         Accrued liabilities                             5,164         8,488
         Other                                              --           121
                                                      --------      --------
                   Total deferred tax assets             6,675        15,684
                                                      --------      --------
         Property, plant and equipment                  (3,840)       (7,117)
         Intangible assets                              (3,721)       (8,635)
         Miscellaneous                                    (165)         (165)
                                                      --------      --------
                   Total deferred tax liabilities       (7,726)      (15,917)
                                                      --------      --------
                   Net deferred tax liability         $ (1,051)     $   (233)
                                                      ========      ========

         The Company's state net operating loss carryforward of approximately $50,000 expires in 2014. Management has determined, based on both their ability to carryback earnings to prior years and existing deferred tax liabilities, it is more likely than not that the deferred tax assets will be realizable and no valuation allowance has been recorded.

12.      Benefit Plans:

         The Company maintains a defined contribution employee benefit plan which covers all employees over 21 years of age. The plan allows for employees' salary deferrals, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 1997, 1998 and 1999, were $307, $1,066 and $1,505, respectively. The plan also provides for discretionary profit-sharing contributions by the Company.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

13.      Commitments and Contingencies:

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

         The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse affect on the Company's consolidated financial position, results of operations, or cash flow.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

14.      Segment Information:

         The Company's business is classified into two reportable segments; Branded Pharmaceuticals and Contract Manufacturing. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, vaccines and biologicals and women's health products. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing process, method of distribution, and type of customer. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. The classification all other primarily includes generic pharmaceutical, companion animal health products and development services.

         The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

         The following represents selected information for the Company's operating segments for the periods indicated:

                                                        For the years ended December 31,
                                                    --------------------------------------
                                                      1997           1998           1999
                                                    --------      ---------      ---------
         Total revenues:
               Branded pharmaceuticals              $ 37,912      $ 125,399      $ 304,004
               Contract manufacturing                  7,962         54,734         70,524
               All Other                               3,015          6,453          9,511
               Eliminations                             (980)       (23,123)       (35,768)
                                                    --------      ---------      ---------
                    Consolidated total revenues     $ 47,909      $ 163,463      $ 348,271
                                                    ========      =========      =========
         Gross profit (loss):
               Branded pharmaceuticals              $ 33,165      $  94,452      $ 234,325
               Contract manufacturing                   (187)          (531)        (4,858)
               All Other                               1,897          5,490          5,599
                                                    --------      ---------      ---------
                    Consolidated gross profit       $ 34,875      $  99,411      $ 235,066
                                                    ========      =========      =========

                                                                      as of December 31,
                                                                  ------------------------
                                                                     1998           1999
                                                                  ---------      ---------
         Total assets:
               Branded pharmaceuticals                            $ 522,218      $ 637,225
               Contract manufacturing                               144,614        168,484
               All Other                                              1,735          1,070
               Eliminations                                            (396)        (1,090)
                                                                  ---------      ---------
                    Consolidated total assets                     $ 668,171      $ 805,689
                                                                  =========      =========


         Capital expenditures of $1,379, $8,099 and $8,826 for the years ended December 31, 1997, 1998 and 1999, respectively, are substantially utilized for contract manufacturing purposes.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

15.      Related Party Transactions:

         The United Company

         In connection with its purchase of Cortisporin in 1997, the Company received $8,750 from The United Company for 4,571,033 common shares.

         Other

         Certain management and employees of the Company sit on the board of directors of a private foundation. The Company made contributions to this foundation and expensed approximately $994 and $247 for the years ended December 31, 1997 and 1998, respectively. At December 31, 1997 and 1998, the Company had receivables from this foundation of approximately $1,671 and $596, respectively, for expenses paid by the Company on their behalf. The remaining balance was paid in full during 1999.

         The Company donated inventory to the private foundation with a cost of $1,780 in 1999.

         For the year ended December 31, 1998 and 1999, the Company paid Bourne & Co., Inc., an affiliate of a director and since January 1999 an officer of the Company, $2,475 and $108 for consulting services and the purchase of furniture. In connection with the Altace Acquisition and related financing, Bourne & Co., Inc., received $1,250 in January 1999. For the year ended December 31, 1997, the Company paid Bourne & Co., Inc., approximately $651 for its advisory services in the acquisition of the Cortisporin product line and $62 for consulting services.

         In September 1998, the Company purchased for approximately $350 the primary residence of an officer of the Company in connection with his relocation to the Parkedale Facility. The Company believes the purchase price was at fair market value. The property was sold in February 2000.

16.      Stockholders' Equity:

         Stock Splits:
         On October 4, 1999 the Company's board of directors declared a three for two stock split for shareholders of record as of October 28, 1999, to be distributed November 11, 1999. The stock split has been reflected in all share data contained in these financial statements.

         On November 15, 1997, the shareholders approved a stock split of 2.8 common shares for each share of the Company's common shares outstanding.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

16.      Stockholders' Equity. Continued:

         Stock Option Plans:
         The 1997 Incentive and Nonqualified Stock Option Plan for Employees (the "1997 Stock Option Plan") was adopted in 1997. In February 1998, the Company adopted the 1998 Non-employee Director Stock Option Plan (the "1998 Stock Option Plan"), The aggregate number of shares which may be issued under the 1997 and 1998 Stock Option Plans shall not exceed 5,250,000, (4,800,000 and 450,000, respectively).

         During 1998, the Company granted 334,125 options of common stock to employees under the 1997 Stock Option Plan at an exercise price equal to fair market value at date of grant. On March 1, 1999, the Company granted 398,175 options of common stock to employees under the 1997 Stock Option Plan at an exercise price of $16.083 per share and on November 24, 1999 the Company granted 575,750 options of common stock to employees at an exercise price of $45.0625 per share.

         As of December 31, 1999, the Company had 1,212,294 options outstanding of which 764,675 are vested and exercisable. Options under the 1997 Stock Option Plan vest at various times through 2001 and expire 10 years from the date of grant.

         During 1998, the Company granted 75,000 options of common stock to its directors under the 1998 Stock Option Plan at an exercise price equal to the initial public offering price. The options vested immediately upon grant. As of December 31, 1999, the Company had 75,000 options vested and outstanding. Options under the 1998 Stock Option Plan expire 10 years from the date of grant.

         The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, since options were granted at fair value, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company's net income and diluted income per share would have decreased to the following pro forma amounts for the year ended December 31, 1999:

                                                 1998           1999
                                               --------     ----------
         Income before extraordinary item:
               As reported                     $ 25,321     $   45,654
                                               ========     ==========
               Pro Forma                       $ 24,520     $   34,788
                                               ========     ==========
         Net income:
               As reported                     $ 20,910     $   44,949
                                               ========     ==========
               Pro Forma                       $ 20,109     $   34,083
                                               ========     ==========
         Diluted income per share:
         Income before extraordinary item:
               As reported                     $   0.56     $     0.94
                                               ========     ==========
               Pro Forma                       $   0.54     $     0.72
                                               ========     ==========
         Net income:
               As reported                     $   0.46     $     0.93
                                               ========     ==========
               Pro Forma                       $   0.45     $     0.70
                                               ========     ==========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

16.      Stockholders' Equity. continued:

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999: expected lives ranging from 3 to 5 years; expected volatility of approximately 72%; expected dividend yield of $0 and risk-free interest rates ranging from 5.19% to 6.02%.

         A summary of the status of the Company's Plans of December 31, 1999 and changes during the years, ended December 31, 1998 and 1999 are presented in the table below:

                                                     1997 Stock Option Plan        1998 Stock Option Plan
                                                    -------------------------      ----------------------
                                                                  Weighted                      Weighted
                                                                   Average                       Average
                                                                   Exercise                      Exercise
                                                    Shares          Price          Shares          Price
                                                  ---------       ----------       -------         -----
         Shares under option:
               Outstanding at January 1, 1998            --       $       --            --         $  --
                      Granted                       334,125             9.35        75,000          9.33
                      Exercised                          --               --            --            --
                      Forfeited                      (3,825)            9.33            --            --
                                                  ---------       ----------       -------         -----
               Outstanding at December 31, 1998     330,300             9.35        75,000          9.33
                      Granted                       973,925            39.33            --            --
                      Exercised                     (48,499)           23.93            --            --
                      Forfeited                     (43,432)           15.33            --            --
                                                  ---------       ----------       -------         -----
               Outstanding at December 31, 1999   1,212,294       $    27.72        75,000         $9.33
                                                  =========       ==========       =======         =====
               Weighted average fair value
                 of options granted                     N/A       $    19.72           N/A         $9.33
                                                  =========       ==========       =======         =====
               Options available for grant
                 at December 31, 1999             3,539,207             N/A        375,000           N/A
                                                  =========       ==========       =======         =====

         Options outstanding at December 31, 1999 have exercise prices between $9.33 and $45.06, with a weighted average exercise price of $27.72 and a remaining contractual life of approximately 9.4 years.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

17.      Income Per Share:

         The basic and diluted income before extraordinary item per share was determined as follows:

                                                              1997            1998            1999
                                                           ----------     -----------     -----------
         Income before extraordinary
                 item available to common shareholders     $    6,612     $    25,321     $    45,654
                                                           ==========     ===========     ===========
         Basic income per share:
              Weighted average common shares               39,405,153      45,191,291      48,169,008
                                                           ----------     -----------     -----------
              Basic income per common share                $     0.17     $      0.46     $      0.94
                                                           ==========     ===========     ===========
         Diluted income per share
              Weighted average common shares               39,405,153      45,191,291      48,169,008
              Effect of stock options                              --          44,836         422,533
                                                           ----------     -----------     -----------
              Weighted average common shares
                   plus assumed conversions                39,405,153      45,236,127      48,591,541
                                                           ----------     -----------     -----------
              Diluted income per share                     $     0.17     $      0.46     $      0.93
                                                           ==========     ===========     ===========


18.      Quarterly Financial Information (Unaudited):

         The following table sets forth summary quarterly financial information for the years ended December 31, 1998 and 1999:

         1998 By Quarter                                 First      Second       Third        Fourth
         ---------------                                -------     -------     --------     --------
         Total revenues                                 $24,977     $40,264     $ 48,089     $ 50,133
         Gross profit                                    17,613      26,216       27,568       28,014
         Operating income                                 9,690      14,812       15,349       15,587
         Income before extraordinary item                 4,361       6,388        7,310        7,262
         Net income                                       4,075       6,388        7,310        3,137

         Basic and diluted income per common share:
                Income before extraordinary item           0.10        0.15         0.15         0.16
                Net income(1)                              0.10        0.15         0.15         0.07

         1999 By Quarter                                 First      Second       Third        Fourth
         ---------------                                -------     -------     --------     --------
         Total revenues                                 $60,002     $76,003     $104,909     $107,357
         Gross profit                                    44,192      52,870       68,797       69,207
         Operating income                                23,659      28,774       38,808       36,930
         Income before extraordinary item                 6,698       9,890       15,079       13,987
         Net income                                       5,993       9,890       15,079       13,987
         Basic and diluted income per common share:
                Income before extraordinary item(1)        0.14        0.21         0.31         0.29
                Net income                                 0.12        0.21         0.31         0.29


(1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

19.      Guarantor Financial Statements:

         The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc. and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidated/combined financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the notes.

         GUARANTOR SUBSIDIARIES
         CONDENSED COMBINED BALANCE SHEETS

                                                         December 31,  December 31,
                                                             1998          1999
                                                           --------      --------
         Current assets:
          Cash                                             $     --      $     --
          Accounts Receivable                                30,475        63,336
          Inventory                                          20,089        27,433
          Prepaid expense                                        27         2,667
                                                           --------      --------
              Total current assets                           50,591        93,436
                                                           --------      --------
         Intercompany receivable
         Property, plant, and equipment, net                 72,625        74,659
         Intangible assets, net                             117,858       119,305
         Other assets                                            --           875
                                                           --------      --------
              Total assets                                 $241,074      $288,275
                                                           ========      ========

         LIABILITIES AND SHAREHOLDER'S EQUITY

    Current liabilities:
          Accounts payable                                 $  8,157      $ 22,198
          Current portion of long-term debt                      --            27
          Accrued expenses                                   10,645        36,081
          Income taxes payable                                   --         4,755
                                                           --------      --------
              Total current liabilities                      18,802        63,061
                                                           --------      --------
         Long-term debt                                          --            42
         Intercompany payable                               175,613        57,290
                                                           --------      --------
              Total liabilities                             194,415       120,393
                                                           --------      --------
          Shareholders' equity                               46,659       167,882
                                                           --------      --------
          Total liabilities and shareholder's equity       $241,074      $288,275
                                                           ========      ========


                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

19.      Guarantor Financial Statements, continued:

GUARANTOR SUBSIDIARIES
COMBINED STATEMENTS OF OPERATIONS

                                                                   For the Year
                                                                Ended December 31,
                                                      ------------------------------------
                                                        1997          1998          1999
                                                      --------     ---------     ---------
         REVENUES:
            Net sales                                 $ 37,912     $ 151,057     $ 333,175
            Development revenue                             --         5,000            --
                                                      --------     ---------     ---------
              Total revenues                            37,912       156,057       333,175
                                                      --------     ---------     ---------
         OPERATING COSTS AND EXPENSES:
           Cost of sales                                 4,804        60,053       104,187
           Selling, general, and administrative         10,606        22,244        64,779
           Depreciation and Amortization                 1,369         7,265        14,004
                                                      --------     ---------     ---------
               Total operating costs and expenses       16,779        89,562       182,970
                                                      --------     ---------     ---------
         OPERATING INCOME                               21,133        66,495       150,205


         OTHER (EXPENSES) INCOME                         2,177         7,904          (111)
                                                      --------     ---------     ---------
               Income before income taxes               18,956        49,171       150,316
                                                      --------     ---------     ---------
           Income tax expense                            7,336        19,029        29,093
                                                      --------     ---------     ---------
         NET INCOME                                   $ 11,620     $  30,142     $ 121,223
                                                        ======     =========     =========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

19.      Guarantor Financial Statements, continued:

GUARANTOR SUBSIDIARIES
COMBINED STATEMENTS OF CASH FLOWS

                                                                                           For the Year
                                                                                         Ended December 31,
                                                                                   1997        1998          1999
                                                                                 --------   ---------     ---------
         Net income                                                              $ 11,620   $  30,142     $ 121,223
         Adjustments to reconcile net income to net cash provided by operating activities:
           Amortization and Depreciation                                            1,369       7,265        14,004
           Loss on disposition of assets                                               --          --           143
         Changes in operating assets and liabilities:
           Accounts payable                                                         3,634       4,524        14,041
           Inventory                                                               (4,999)    (15,090)       (7,344)
           Prepaid expenses                                                           (62)         36        (2,641)
           Other assets                                                               (81)         82          (875)
           Accrued expenses                                                         4,543       6,102        25,436
           Income taxes                                                                --          --         4,756
           Accounts receivable                                                     (6,419)    (24,056)      (32,954)
                                                                                 --------   ---------     ---------
              Net cash provided by operating activities                             9,605       9,005       135,789
                                                                                 --------   ---------     ---------
         Cash flow from investing activities:
           Purchases of intangible assets                                         (63,553)    (60,189)       (6,400)
           Purchases of property and equipment                                        (50)    (75,325)       (6,240)
                                                                                 --------   ---------     ---------
             Net cash used in investing activities                                (63,603)   (135,514)      (12,640)
                                                                                 --------   ---------     ---------
         Cash flows from financing activities:
           Increase (decrease) in inter-company payable                            52,158     128,271      (123,218)
           Increase (decrease) in long-term debt                                    1,762      (1,762)           69
                                                                                 --------   ---------     ---------
             Net cash provided by (used in) financing activities                   53,920     126,509      (123,149)
                                                                                 --------   ---------     ---------
         Change in cash and cash equivalents                                           --          --            --
         Cash and cash equivalents at beginning of period                              --          --            --
                                                                                 --------   ---------     ---------
         Cash and cash equivalents at end of period                              $     --   $      --     $      --
                                                                                 ========   =========     =========

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

20.      Subsequent Events

         On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco") by exchanging 7,221,125 shares of it common stock for all of the common stock of Medco. Each share of Medco was exchanged for .6757 of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange rate into options to purchase approximately 695,164 shares of King common stock.

         The merger has been accounted for as a pooling of interests. In connection with this transaction the Company expects to charge to expense between $16,000 and $24,000 of merger related costs in the first quarter of 2000.

         The following information presents certain unaudited financial statement data of the separate companies as of December 31, 1998, 1999 and for the three years in the period ended December 31, 1999, preceding the merger:

                                         For the year ended December 31,
                                  ------------------------------------------------
                                    1997                1998                1999
                                  --------            --------            --------
         Net revenues:
               King               $ 47,909            $163,463            $348,271
               Medco                20,000              27,544              34,369
                                  --------            --------            --------
                                  $ 67,909            $191,007            $382,640
                                  ========            ========            ========
         Net income:
               King               $  6,612            $ 20,910            $ 44,949
               Medco                10,213              16,242               7,634
                                  --------            --------            --------
                                  $ 16,825            $ 37,152            $ 52,583
                                  ========            ========            ========

                                        As of December 31,
                                   ---------------------------
                                      1998              1999
                                   ---------         ---------
         Total assets
               King                 $668,171          $805,689
               Medco                  64,285            79,034
                                    --------          --------
                                    $732,456          $884,723
                                    ========          ========

         On March 17, 2000, the FDA concluded that the methods, facilities and controls used by Parkedale in the manufacture, processing and packaging of Fluogen were not in compliance with cGMP requirements. The FDA therefore informed Parkedale, pursuant to the consent decree, that it must suspend production and distribution of Fluogen until the facility meets cGMP standards. The production and distribution of Fluogen is currently suspended pursuant to the FDA's order. The Company is working to meet all of the FDA's requirements for the production and distribution of Fluogen to resume, which can occur upon the FDA's verification that Parkedale has substantially complied with all required corrective measures. Fluogen(R)'s gross sales totaled $32.0 million, while net sales equaled $28.7 million, for the year ended December 31, 1999. Gross profit for Fluogen(R) equaled $6.9 million for the same period. The Company generally recognizes revenue from Fluogen(R) during the third and fourth quarters of each calendar year. The Company is presently evaluating strategies pertaining to Fluogen(R). Presently, the Company intends to pursue all actions reasonably necessary to assure Fluogen(R)'s availability during the upcoming flu season commencing September 2000.

         In March 2000, the FDA also wrote to provide comments and requests for further information and clarification of previous information submitted by Parkedale to the FDA in relation to certain process validation issues of Aplisol(R) (tuberculin purified protein derivative diluted). The FDA's correspondence does not require Parkedale to discontinue or delay, in any manner, the production and distribution of Aplisol(R), and the FDA continues to approve the release and distribution of Aplisol(R) by Parkedale.

         The Company cannot determine what effect changes in regulations or statutes or legal interpretation, when and if promulgated or enacted, may have on the Company's business in the future. Changes could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation of the properties of certain products and scientific substantiation. Such changes, or new legislation, could have a material adverse effect on the Company's business, financial condition and results of operations.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued
                        (in thousands, except share data)

20.      Subsequent Events, continued:

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     KING PHARMACEUTICALS, INC.


                                     By: /s/ John M. Gregory
                                        ----------------------------------
                                         Chairman of the Board

                                     Date: March 30, 2000

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


Signature                            Capacity                                                    Date
---------                            --------                                                    ----

 /s/ John M. Gregory                 Chairman of the Board (principal executive officer)         March 30, 2000
------------------------------
John M. Gregory


 /s/ Brian G. Shrader                Chief Financial Officer (principal financial and            March 30, 2000
------------------------------       accounting officer)
Brian G. Shrader


                                     Director                                                    March __, 2000
------------------------------
Jefferson J. Gregory


 /s/ Joseph R. Gregory               Director                                                    March 30, 2000
------------------------------
Joseph R. Gregory


                                     Director                                                    March __, 2000
------------------------------
Ernest C. Bourne


                                     Director                                                    March __, 2000
------------------------------
 Lois A. Clarke



 /s/ Frank W. De Friece, Jr.         Director                                                    March 30, 2000
-----------------------------
Frank W. De Friece, Jr.


 /s/ D. Greg Rooker                  Director                                                    March 30, 2000
-----------------------------
D. Greg Rooker


 /s/ Richard C. Williams             Director                                                    March 30, 2000
-----------------------------
Richard C. Williams


 /s/ Ted G. Wood                     Director                                                    March 30, 2000
-----------------------------
 Ted G. Wood


                       REPORT OF INDEPENDENT ACCOUNTANTS




         Our report on the consolidated financial statements of King Pharmaceuticals, Inc., is included on page F-1 of this Form 10- K. In connection with our audits of such consolidated financial statements, we have also audited the related financial statement schedule listed under Item 14 of this Form 10-K.

         In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                       PricewaterhouseCoopers LLP





Greensboro, North Carolina
February 25, 2000, except for the
information presented in Note 20
for which the date is March 17, 2000

                           KING PHARMACEUTICALS, INC.

                 Schedule II. Valuation and Qualifying Accounts

                                 (In thousands)



                                                                        Column C
                  Column A                     Column B                Additions                    Column D          Column E
                  --------                     --------       -------------------------------       --------          --------
                                                                                    Charged
                                             Balances at        Charged            (Credited)                        Balance at
                                            Beginning of        to Costs            to Other                           End of
                                               Period         and Expenses          Accounts      Deductions(1)        Period
                                               ------         ------------          --------      -------------        ------
Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheets
Year ended December 31, 1999 .......            $1,402            $  874            $     --            $412            $1,864
Year ended December 31, 1998 .......               638             1,169                  --             405             1,402
Year ended December 31, 1997 .......                93               565                  --              20               638



(1)      Amounts represent write-offs of accounts.