Form 10-Q
period 2000-03-31
KING PHARMACEUTICALS INC
filed 2000-05-15
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 0-24425

                           KING PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

              TENNESSEE                             54-1684963
   (State or other jurisdiction of               (I.R.S. Employer
   Incorporation or organization)               Identification No.)

          501 FIFTH STREET
             BRISTOL, TN                               37620
   (Address of principal executive                  (Zip Code)
              offices)

      Registrant's telephone number, including area code:  (423) 989-8000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

              CLASS                OUTSTANDING SHARES AT MAY 5, 2000
              -----                ---------------------------------
             Common                           59,702,988

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1: FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  7,491       $ 20,720
  Investments held to maturity..............................         --         17,001
  Accounts receivable, net..................................     59,415         75,906
  Inventory.................................................     49,734         33,410
  Deferred income taxes.....................................     14,522         14,643
  Prepaid expenses and other assets.........................      4,730          9,443
                                                               --------       --------
          Total current assets..............................    135,892        171,123
                                                               --------       --------
  Investments held to maturity..............................         --         33,583
Property, plant and equipment, net..........................     97,782         97,759
Intangible assets, net......................................    552,248        558,555
Other assets................................................     19,736         20,321
                                                               --------       --------
          Total assets......................................   $805,658       $881,341
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt:
     Term loans.............................................   $ 11,870       $ 12,962
     Other..................................................      1,522          1,540
  Accounts payable..........................................     26,525         25,447
  Accrued expenses..........................................     51,654         53,735
  Income taxes payable......................................      7,408          4,756
                                                               --------       --------
          Total current liabilities.........................     98,979         98,440
                                                               --------       --------
Long-term debt:
  Revolving Credit Facility.................................         --         45,000
  Term loans................................................    328,789        354,194
  Senior Subordinated Notes.................................    150,000        150,000
  Other.....................................................      4,045          4,161
Other long-term liabilities.................................      1,500          1,500
Deferred income taxes.......................................     12,516         12,638
                                                               --------       --------
          Total liabilities.................................    595,829        665,933
                                                               --------       --------
Shareholders' equity........................................    209,829        215,408
                                                               --------       --------
          Total liabilities and shareholders' equity........   $805,658       $881,341
                                                               ========       ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2000      1999
                                                              -------   -------
                                                                 (UNAUDITED)
REVENUES:
          Total net revenues................................  $91,441   $67,569
                                                              -------   -------
OPERATING COSTS AND EXPENSES:
     Cost of revenue........................................   22,585    17,139
     Selling, general and administrative....................   25,711    13,920
     Research and development...............................    3,434     2,907
     Merger and restructuring costs.........................   20,789        --
     Depreciation and amortization..........................    7,858     6,442
                                                              -------   -------
          Total operating costs and expenses................   80,377    40,408
                                                              -------   -------
OPERATING INCOME............................................   11,064    27,161
                                                              -------   -------
OTHER (EXPENSES) INCOME:
     Interest expense.......................................  (14,032)  (12,719)
     Interest income........................................      822       771
     Other expenses.........................................     (181)      (88)
                                                              -------   -------
          Total other expenses..............................  (13,391)  (12,036)
                                                              -------   -------
Income (loss) before income taxes and extraordinary item....   (2,327)   15,125
     Income tax expense.....................................   (6,206)   (5,617)
                                                              -------   -------
Income (loss) before extraordinary item.....................   (8,533)    9,508
     Extraordinary item net of income taxes.................       --      (705)
                                                              -------   -------
NET INCOME (LOSS)...........................................  $(8,533)  $ 8,803
                                                              =======   =======
Basic and diluted income (loss) per common share:
     Income before extraordinary item.......................  $ (0.15)  $  0.17
     Extraordinary item.....................................       --     (0.01)
                                                              -------   -------
     Income (loss)..........................................  $ (0.15)  $  0.16
                                                              =======   =======

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           COMMON                          TOTAL
                                                    ---------------------   RETAINED   SHAREHOLDERS'
                                                      SHARES      AMOUNT    EARNINGS      EQUITY
                                                    ----------   --------   --------   -------------
Balance, December 31, 1999, as previously
    reported......................................  48,205,594   $ 68,027   $ 80,409     $148,436
  Medco pooling of interests......................   7,218,484     45,866     21,106       66,972
                                                    ----------   --------   --------     --------
Balance, December 31, 1999, as adjusted...........  55,424,078    113,893    101,515      215,408
  Stock options exercised (unaudited).............      82,988      2,954         --        2,954
  Net loss (unaudited)............................          --         --     (8,533)      (8,533)
                                                    ----------   --------   --------     --------
Balance, March 31, 2000 (unaudited)...............  55,507,066   $116,847   $ 92,982     $209,829
                                                    ==========   ========   ========     ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                   (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $  6,645    $  6,548
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities held to maturity....        --      (1,000)
     Maturity of investment securities held to maturity.....        --       6,000
     Proceeds from sale of investment securities............    50,584          --
     Purchases of property and equipment....................    (2,015)     (1,822)
     Proceeds from sale of property and equipment...........       262          --
                                                              --------    --------
          Net cash provided by investing activities.........    48,831       3,178
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from revolving line of credit.................     9,000       5,000
     Payments on revolving line of credit...................   (54,000)    (22,174)
     Payments on long-term debt and capital lease
      obligations...........................................   (26,630)    (53,836)
     Repayment of senior subordinated notes.................        --     (75,000)
     Proceeds of senior subordinated notes..................        --     150,000
     Debt issuance costs....................................        --      (6,451)
     Proceeds from issuance of common stock and exercise of
      stock options, net....................................     2,925         599
     Purchase of stock held in treasury.....................        --      (3,483)
                                                              --------    --------
          Net cash used in financing activities.............   (68,705)     (5,345)
                                                              --------    --------
Increase (decrease) in cash and cash equivalents............   (13,229)      4,381
Cash and cash equivalents, beginning of the period..........    20,720       5,901
                                                              --------    --------
Cash and cash equivalents, end of the period................  $  7,491    $ 10,282
                                                              ========    ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Prospectus Supplement dated April 19, 2000 to Prospectus dated April 19, 2000 filed with the Securities and Exchange Commission pursuant to Rule 424(b) on April 20, 2000. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay, published as SFAS No. 137, applies to quarterly and annual financial statements. Management is evaluating the provisions of SFAS No. 137, but management does not anticipate its adoption to have a material impact on the Company's financial position or results of operations.

3. INCOME (LOSS) PER SHARE

     The following table sets forth a reconciliation of the numerators and denominators in computing income (loss) per share:

                                                                     FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                  --------------------------
                                                                     2000           1999
                                                                  -----------    -----------
                                                                         (UNAUDITED)
    Net income (loss)...........................................    $(8,533)       $ 8,803
                                                                    =======        =======
    Weighted average basic shares outstanding...................     55,475         55,158
    Effect of dilutive stock options............................        696            482
                                                                    -------        -------
    Dilutive shares outstanding.................................     56,171         55,640
                                                                    =======        =======
    Basic and diluted income (loss) per share...................    $ (0.15)       $  0.16
                                                                    =======        =======

4. INVENTORY

     Inventory consists of the following:

                                                                   MARCH 31,    DECEMBER 31,
                                                                     2000           1999
                                                                  -----------   ------------
                                                                  (UNAUDITED)
    Finished goods..............................................    $24,448       $18,085
    Work-in-process.............................................     14,613         6,120
    Raw materials...............................................     10,673         9,205
                                                                    -------       -------
                                                                    $49,734       $33,410
                                                                    =======       =======

                           KING PHARMACEUTICALS, INC.

5. INCOME TAXES

     A significant part of the transaction costs related to the merger with Medco Research, Inc. of 266.7% are considered non-deductible under the Internal Revenue Code. Therefore, the Company's effective tax rate is substantially different than the statutory rate of 35.0%.

6. CONTINGENCIES

     In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

State of Wisconsin Investment Board.

     On November 30, 1999, the Company entered into an agreement of merger with Medco pursuant to which the Company acquired Medco in an all stock, tax-free pooling of interests transaction, which was subject to approval by the Medco shareholders. On January 5, 2000, Medco issued to its stockholders a proxy statement with respect to the proposed transaction and noticed a meeting to approve the transaction for February 10, 2000.

     On January 11, 2000, the State of Wisconsin Investment Board, ("SWIB"), a Medco shareholder which held approximately 11.6% of the outstanding stock of Medco, filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, against Medco and members of Medco's board of directors to enjoin the shareholder vote on the merger and the consummation of the merger. State of Wisconsin Investment Board
v. Bartlett, et al., C.A. No. 17727. SWIB alleged, among other things, that the proxy materials failed to disclose all material information and included misleading statements regarding the transaction, its negotiation, and its approval by the Medco board of directors; that the Medco directors were not adequately informed and did not adequately inform themselves of all reasonably available information before recommending the transaction to Medco shareholders; and that the Medco directors were disloyal and committed waste in allegedly enabling one of the Medco directors to negotiate the transaction purportedly for his own benefit and in agreeing to terms that precluded what the complaint alleged were more beneficial alternative transactions. SWIB also moved for a preliminary injunction to enjoin the shareholder vote and the merger based on the claims asserted in its complaint. Medco and the other defendants denied all allegations and continue to deny them.

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

                           KING PHARMACEUTICALS, INC.

to dismiss the case, SWIB has claimed that its attorneys are entitled to an award of attorneys' fees and costs. SWIB has petitioned the court for approximately $7.26 million in attorneys' fees and approximately $270,000 in costs.

     The Company believes that SWIB's case, including SWIB's claim for significant attorneys' fees which includes fees based on a formula related to an alleged benefit conferred on Medco shareholders, is meritless, and the Company is vigorously contesting it. The Company believes SWIB's actions did not confer a benefit on the Medco shareholders. The Company also believes it is unlikely that another shareholder will intervene to continue the action, but if that results then the Company will vigorously contest it.

Other.

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in 117 lawsuits, which claim damages for personal injury arising from the Company's production of the anorexigenic drug phentermine under contract for SmithKline Beecham Corporation. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for SmithKline.

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

Fluogen(R).

     On April 13, 2000, the Company resumed production of the Company's product Fluogen(R) upon written certification to the U.S. Food and Drug Administration ("FDA") of its conformance with and completion of all actions required by the FDA to resume manufacturing, processing, packing and labeling of the product. The Company must still receive written notification from the FDA permitting distribution. The FDA will issue to the Company written notification permitting distribution, upon the FDA's determination that the Company is in substantial compliance. If the FDA does not allow the Company to distribute Fluogen(R) for the 2000-2001 flu vaccine season, the Company would suffer an adverse financial impact.

7. LONG-TERM DEBT

     On March 31, 2000, the Company made a mandatory prepayment of the Senior Credit Facility of $23,257 as a result of the excess cash-flow sweep definition contained in the Senior Credit Facility. This prepayment was applied to the outstanding term loans as required by the Senior Credit Facility, with $19,156 applied to the Tranche A Term Loan, and $4,101 applied to the Tranche B Term Loan. As of March 31, 2000, the Company has $100,000 of availability under the Senior Credit Facility.

                           KING PHARMACEUTICALS, INC.

     Long-term debt consists of the following:

                                                                   MARCH 31,     DECEMBER 31,
                                                                     2000            1999
                                                                  -----------    ------------
                                                                  (UNAUDITED)
    Revolving credit facility...................................    $     --       $ 45,000
    Tranche A...................................................      75,520         97,235
    Tranche B...................................................     265,139        269,921
    Senior subordinated notes...................................     150,000        150,000
    Other.......................................................       5,567          5,701
                                                                    --------       --------
                                                                    $496,226       $567,857
                                                                    ========       ========

     On April 19, 2000, the Company completed an offering of 4,000,000 shares of common stock, at a price of $41.38 per share. The Company received net proceeds from the underwriter of $165,520 on April 25, 2000. On April 28, 2000, after giving the required notice to the Administrative Agent, the Company prepaid $143,760 of its Senior Credit Facility. This prepayment repaid the remaining balance of the Tranche A Term Loan and $196,899 remains outstanding under the Tranche B Term Loan. In addition, as a result of this prepayment, the Company will record an extraordinary charge related to the write-off of certain deferred financing costs in the second quarter. The basic and diluted loss per common share would have been $(0.14) for the three months ended March 31, 2000 if the 4,000,000 shares had been issued at January 1, 2000.

8. SEGMENT REPORTING

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

     The following represents selected information for the Company's reporting segments for the periods indicated:

                                                                    FOR THE THREE
                                                                       MONTHS
                                                                   ENDED MARCH 31,
                                                                  -----------------
                                                                   2000      1999
                                                                  -------   -------
                                                                     (UNAUDITED)
    TOTAL REVENUE:
    Branded pharmaceuticals.....................................  $70,868   $50,939
    Licensed products...........................................   12,742     7,567
    Contract manufacturing......................................   12,899    13,665
    All other...................................................      340     1,000
    Eliminations................................................   (5,408)   (5,602)
                                                                  -------   -------
      Consolidated total revenues...............................  $91,441   $67,569
                                                                  =======   =======
    GROSS PROFIT:
    Branded pharmaceuticals.....................................  $56,494   $42,742
    Licensed products...........................................   10,847     6,238
    Contract manufacturing......................................    1,439       794
    All other...................................................       76       656
                                                                  -------   -------
      Consolidated gross profit.................................  $68,856   $50,430
                                                                  =======   =======

                           KING PHARMACEUTICALS, INC.

                                                                 AS OF MARCH 31,   AS OF DECEMBER 31,
                                                                      2000                1999
                                                                 ---------------   ------------------
                                                                   (UNAUDITED)
    TOTAL ASSETS:
    Branded pharmaceuticals....................................     $619,103            $637,225
    Licensed products..........................................       14,069              77,162
    Contract manufacturing.....................................      172,360             168,484
    All other..................................................          880               1,070
    Eliminations...............................................         (754)             (2,600)
                                                                    --------            --------
      Consolidated total assets................................     $805,658            $881,341
                                                                    ========            ========

     Capital expenditures were $2,015 and $1,822 for the three months ended March 31, 2000 and 1999, respectively. Capital expenditures are substantially utilized for contract manufacturing.

9. GUARANTOR FINANCIAL STATEMENTS

     The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharma-ceuticals, Inc., King Pharmaceuticals of Nevada, Inc. and Medco Research, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000 of 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidated/combined financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the Notes.

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                       CONDENSED COMBINED BALANCE SHEETS

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash......................................................   $     --       $ 12,269
  Investments held to maturity..............................         --         17,001
  Accounts receivable.......................................     53,903         70,073
  Inventory.................................................     44,045         27,433
  Prepaid expenses and other assets.........................      3,254          6,382
  Deferred tax asset........................................        607            607
                                                               --------       --------
          Total current assets..............................    101,809        133,765
                                                               --------       --------
  Investments held to maturity..............................         --         33,583
  Other assets..............................................        750          2,506
  Deferred income taxes.....................................      1,632             --
  Intercompany receivable...................................     31,522             --
  Property, plant, and equipment, net.......................     76,001         75,267
  Intangible assets, net....................................    118,489        120,316
                                                               --------       --------
          Total assets......................................   $330,203       $365,437
                                                               ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $ 22,302       $ 22,275
  Current portion of long-term debt.........................         27             27
  Accrued expenses..........................................     44,452         44,694
  Income taxes payable......................................     16,127          4,755
                                                               --------       --------
          Total current liabilities.........................     82,908         71,751
                                                               --------       --------
  Other long-term liabilities...............................      1,500          1,500
  Long-term debt............................................         35             42
  Intercompany payable......................................         --         57,290
                                                               --------       --------
          Total liabilities.................................     84,443        130,583
                                                               --------       --------
  Shareholder's equity......................................    245,760        234,854
                                                               --------       --------
          Total liabilities and shareholder's equity........   $330,203       $365,437
                                                               ========       ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                                  FOR THE THREE MONTHS
                                                                    ENDED MARCH 31,
                                                                  --------------------
                                                                    2000        1999
                                                                  --------    --------
                                                                      (UNAUDITED)
    REVENUES:
              Total net revenues................................  $93,313     $69,474
                                                                  -------     -------
    OPERATING COSTS AND EXPENSES
      Cost of sales.............................................   24,833      19,612
      Selling, general and administrative.......................   23,457      11,948
      Merger and restructuring costs............................   14,564          --
      Research and development..................................    3,174       1,834
      Depreciation and amortization.............................    2,624       6,075
                                                                  -------     -------
              Total operating costs and expenses................   68,652      39,469
                                                                  -------     -------
    OPERATING INCOME............................................   24,661      30,005
                                                                  -------     -------
    OTHER (EXPENSES) INCOME
      Interest expense..........................................       (1)         --
      Gain (loss) on disposition of assets......................      (90)        (69)
      Interest income...........................................      617         725
      Other income..............................................       --           1
                                                                  -------     -------
      Income before income taxes................................   25,187      30,662
                                                                  -------     -------
      Income tax expense........................................   14,325      11,647
                                                                  -------     -------
              NET INCOME........................................  $10,862     $19,015
                                                                  =======     =======

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                              FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Net cash provided by operating activities...................  $ 27,543    $  9,824
                                                              --------    --------
Cash flow from investing activities:
  Purchase of investments...................................        --      (1,000)
  Proceeds from sale of investments.........................    50,584       6,000
  Purchases of property and equipment.......................    (1,620)     (1,053)
                                                              --------    --------
          Net cash provided by investing activities.........    48,964       3,947
                                                              --------    --------
Cash flows from financing activities:
  Cash from employee stock option plan......................        43         595
  Proceeds from exercise of stock options...................        --      (3,483)
  Decrease in inter-company payable.........................   (88,812)     (7,827)
  Decrease in long-term debt................................        (7)         --
                                                              --------    --------
          Net cash used in financing activities.............   (88,776)    (10,715)
                                                              --------    --------
Change in cash and cash equivalents.........................   (12,269)      3,056
Cash and cash equivalents beginning of the period...........    12,269       4,742
                                                              --------    --------
Cash and cash equivalents, end of the period................  $     --    $  7,798
                                                              ========    ========

10.  BUSINESS COMBINATION

     On February 25, 2000, the Company completed a merger with Medco by exchanging 7,221,126 shares of its common stock for all of the common stock of Medco. Each share of Medco was exchanged for 0.6757 of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange ratio into options to purchase approximately 700,000 shares of King common stock. Medco, the common stock of which was previously publicly traded, is a pharmaceutical company engaged in the global commercialization of cardiovascular medicines and adenosine-based products. The merger has been accounted for as a pooling of interests and accordingly, the consolidated financial statements for the periods presented have been restated to include the accounts of Medco.

                           KING PHARMACEUTICALS, INC.

     The unaudited revenues and net income (loss) of the separate companies for the periods indicated below were as follows:

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Revenues:
     King...................................................  $ 78,699    $ 60,002
     Medco..................................................    12,742       7,567
                                                              --------    --------
                                                              $ 91,441    $ 67,569
                                                              ========    ========
Net income(loss):
     King...................................................  $    470    $  5,993
     Medco..................................................    (9,003)      2,810
                                                              --------    --------
                                                              $ (8,533)   $  8,803
                                                              ========    ========

     There were no material transactions between King and Medco prior to the merger. The effects of conforming Medco's accounting policies to those of King were not material. Certain amounts of Medco and King have been reclassified to conform to the merged financial presentation.

     In connection with the merger, the Company incurred merger and restructuring related costs of $20.8 million in the first quarter of 2000. The types of costs incurred, the actual cash payments made and the remaining accrued balances at March 31, 2000 are summarized below:

                                                                    ACTIVITY
                                                                    THROUGH         ACCRUED BALANCE
                                                       TOTAL     MARCH 31, 2000    AT MARCH 31, 2000
                                                      -------    --------------    -----------------
    Transaction costs...............................  $14,389       $ 9,370             $5,019
    Employee costs and other........................    6,400         4,685              1,715
                                                      -------       -------             ------
              Total.................................  $20,789       $14,055             $6,734
                                                      =======       =======             ======

     Transaction costs of $14,389 include fees for banking, legal, accounting, printing, finders and other costs directly related to the merger. A finder's fee of $2,823 was paid to the Chairman of Medco in connection with the merger.

     Employee related costs of $5,679 consist of payments made to certain employees of Medco pursuant to change in control provisions, severance benefits for terminated employees, and the termination of a consulting contract with a former officer.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated financial statements and related notes included in our Prospectus Supplement dated April 19, 2000 to the Prospectus dated April 19, 2000, which is on file with the Securities and Exchange Commission. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products, strategies or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of special risks and uncertainties that could cause actual results to differ materially from the statements made.

OVERVIEW

     We are a vertically integrated pharmaceutical company that develops, manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of approximately 300 representatives and co-promotion arrangements, we market our branded pharmaceutical products to general/family practitioners, cardiologists, internal medicine physicians and hospitals across the country. Our business strategy is to acquire established branded pharmaceutical products and to increase their sales by focused marketing and promotion and through product life cycle management. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also create value by developing product line extensions for our branded pharmaceutical products such as new formulations, dosages or new indications. These product line extensions are attractive to us because they may have market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert, Centocor, Inc., Mallinckrodt Chemical, Inc., Genetics Institute, Inc. and Hoffmann-La Roche Inc.

     Our branded pharmaceutical products can be divided primarily into four therapeutic areas: (i) cardiovascular (including Altace(R), Thalitone(R) and Procanbid(R)), (ii) anti-infectives (including Lorabid(R), Cortisporin(R), Neosporin(R) and Coly-Mycin(R) M), (iii) vaccines and biologicals (including Fluogen(R) and Aplisol(R)) and (iv) women's health (including Menest(R) and Pitocin(R)). All of these products are marketed to general/family practitioners, cardiologists, internal medicine physicians and hospitals. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 31 products over the last 36 months, including Altace(R) and Lorabid(R). In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of well-recognized prescription brand names includes, among others, Altace(R), Lorabid(R), Neosporin(R), Cortisporin(R), Menest(R), Pitocin(R), Anusol-HC(R) and Fluogen(R).

     We acquired from Glaxo Wellcome the Cortisporin(R) product line in March 1997, the Viroptic(R) product line in May 1997 and six additional branded products, including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R) in November 1997.

     In February 1998, we acquired from Warner-Lambert 15 branded pharmaceutical products, the Parkedale Facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $127.9 million, including $2.9 million of assumed liabilities.

     In June 1998, launched our new Cortisporin(R)-TC Otic line.
Cortisporin(R)-TC Otic is a product line extension for our Cortisporin(R) Otic Suspension product.

     In December 1998, we acquired from Hoechst Marion Roussel, Inc., predecessor to Aventis, for $362.5 million the United States rights to Altace(R), an Angiotensin Converting Enzyme inhibitor, HMR's worldwide rights to Silvadene(R), and HMR's worldwide rights to AVC(TM). Aventis currently manufactures Altace(R) for us. We anticipate moving the manufacturing of Altace(R) to the Bristol facility prior to

December 31, 2001. Aventis will continue to supply raw materials for the process and we anticipate that Aventis will continue to be a secondary manufacturer for this product.

     In August 1999, we acquired the antibiotic Lorabid(R) from Eli Lilly and Company for $91.8 million including acquisition costs plus sales performance milestones that could bring the total value of the deal to $158.0 million. The final contingent payment will be made if we achieve $140.0 million in annual net sales of Lorabid(R). As part of the agreement, we acquired or licensed all of Lilly's rights in the United States and Puerto Rico to Lorabid(R) including Lorabid(R)'s new drug applications, investigational new drug applications, and certain patents and associated United States copyright and trademark material. Lilly will manufacture Lorabid(R) for us. Lorabid(R) has United States patent protection through December 31, 2005.

     In November 1999, we entered into a definitive agreement to acquire Medco in an all-stock transaction accounted for as a pooling of interests. Medco is a research and development company engaged in the development and global commercialization of cardiovascular medicines and adenosine-based products. On February 25, 2000, we completed the merger with Medco by exchanging approximately 7.2 million shares of King common stock for all of the outstanding shares of Medco. Each share of Medco was exchanged for 0.6757 of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange ratio into options to purchase approximately 700,000 shares of King common stock.

     Our strategy is to continue to acquire branded pharmaceutical products and to create value by leveraging our marketing, manufacturing and product development capabilities. The success of our marketing strategy will be aided by gaining approval of the new indications for Altace(R) requested under the Supplemental New Drug Application, which is now before the FDA, and capitalizing on that approval by increasing our marketing efforts related to Altace(R), including the potential execution of co-promotion agreements, and our ability to continue to develop product line extensions.

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

     We manufacture pharmaceutical products for a variety of pharmaceutical and biotechnology companies under contracts expiring at various times within the next five years. We intend to enter into additional manufacturing contracts in cases where we identify contracts that offer significant volumes and attractive revenues. We have not accepted or renewed manufacturing contracts for third parties where we perceived insignificant volumes or revenues. In accordance with our focus on branded pharmaceutical products, we expect that, over time, our contract manufacturing will become a smaller percentage of revenues.

     The following summarizes approximate net revenues by operating segment (in thousands).

                                                                     THREE MONTHS
                                                                   ENDED MARCH 31,
                                                                  ------------------
                                                                   2000       1999
                                                                  -------    -------
                                                                     (UNAUDITED)
    Branded pharmaceuticals.....................................  $70,924    $50,939
    Contract manufacturing......................................    7,428      8,063
    Licensed products...........................................   12,742      7,567
    Other.......................................................      347      1,000
                                                                  -------    -------
              Total.............................................  $91,441    $67,569
                                                                  =======    =======

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

Revenues

     Net revenues increased $23.8 million, or 35.2%, to $91.4 million in 2000 from $67.6 million in 1999, due primarily to the acquisition and growth of branded pharmaceutical products. The increase in revenues is primarily from Altace(R), the acquisition of Lorabid(R), and revenue growth of royalties and certain other branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $20.0 million, or 39.3%, to $70.9 million in 2000 from $50.9 million in 1999. The acquisition of Lorabid(R) and revenue gains by Altace(R), Fluogen(R) and the Cortisporin(R) and Neosporin(R) product lines accounted for most of the sales increase. On March 10, 2000, the FDA notified us that the methods, facilities and controls used by our Parkedale facility in the manufacture, processing and packaging of Fluogen(R), our influenza virus vaccine, were not in compliance with current Good Manufacturing Practices, which we refer to as "cGMP," requirements. The FDA therefore informed Parkedale that it must suspend production and distribution of Fluogen(R) until the Parkedale facility meets the applicable cGMP standards for the manufacture and distribution of Fluogen(R). The FDA has received our initial response to its March 10 notification and following discussions with the FDA, we have filed with the FDA our written certification of conformance that we are now sufficiently in compliance with cGMP manufacturing standards to resume the manufacture of Fluogen(R) and we have now resumed the manufacture of Fluogen(R). The distribution of Fluogen(R) remains suspended pursuant to the FDA's order. We cannot resume the distribution of Fluogen(R) until the FDA conducts an on-site inspection of our Parkedale facility and finds the facility in substantial compliance with cGMPs. We are working to meet all of the FDA's requirements to resume distribution of Fluogen(R), which can occur upon the FDA's verification that Parkedale has satisfactorily completed all required corrective measures and is in substantial compliance with cGMP standards. If the FDA does not allow us to distribute Fluogen(R) for the 2000-2001 flu vaccine season, we would suffer an adverse financial impact.

     Revenues from contract manufacturing decreased $0.7 million, or 8.6%, to $7.4 million in 2000 from $8.1 million in 1999. Revenues from contract manufacturing decreased because of reduced orders from our contract manufacturing customers. While contract manufacturing is an important part of our business, we do not consider contract manufacturing as a key part of our growth strategy.

     Revenues from royalties increased $5.1 million, or 67.1%, to $12.7 million in 2000 from $7.6 million in 1999 due to continued increases in unit sales of Adenoscan(R) by Fujisawa, our North American licensee.

     Net sales from generic and other sources decreased $653,000, or 65.3%, to $347,000 in 2000 from $1.0 million in 1999. The decrease in revenues is primarily attributable to a discontinued generic product line.

Gross Profit

     Total gross profit increased $18.5 million, or 36.7%, to $68.9 million in 2000 from $50.4 million in 1999. The increase was primarily due to increased gross profit from branded pharmaceutical products.

     The gross profit from branded pharmaceutical products increased $13.8 million, or 32.3%, to $56.5 million in 2000 from $42.7 million in 1999. This increase was primarily due to increases in gross profit from the Lorabid(R) product acquired in August 1999.

     Gross profit from contract manufacturing increased $0.6 million, or 75.0%, to $1.4 million in 2000 from $0.8 million in 1999.

     Gross profit from licensed products increased to $10.8 million from $6.2 million, an increase of 74.2%, due to the continuing shift in the product sales mix to Adenoscan(R) from which we receive a higher net royalty than from Adenocard(R) sales. Royalty expense from adenosine sales increased to $1.9 million from $1.3 million, an increase of 46.2%, due to an 81.3% increase in net sales of Adenoscan(R), a drug for which we pay a royalty of 3% of net sales to a third party.

     Gross profit from generic and other sources decreased $0.6 million, or 85.7%, to $0.1 million in 2000 from $0.7 million in 1999.

Operating Costs and Expenses

     Total operating costs and expenses increased $40.0 million, or 99.0%, to $80.4 million in 2000 from $40.4 million in 1999. The increase was due to increases in the costs associated with our growth, particularly increases in our sales force due primarily to the acquisitions of Altace(R), Lorabid(R) and Medco.

     Cost of revenues increased $5.5 million, or 32.2%, to $22.6 million in 2000 from $17.1 million in 1999. The increase was due primarily to the costs associated with acquisition of Lorabid(R) offset by decreases in the production of Fluogen(R).

     Selling, general and administrative expenses increased $11.8 million, or 84.9%, to $25.7 million in 2000 from $13.9 million in 1999. The increase was primarily attributable to the hiring of additional sales representatives during the second half of 1999 and first part of 2000, as well as other personnel costs, marketing and sampling costs associated with the new branded product lines. As a percentage of total revenues, selling, general and administrative expenses increased to 28.2% in 2000 from 20.6% in 1999.

     Research and development costs increased $0.5 million, or $17.2%, to $3.4 million in 2000 from $2.9 million in 1999.

     Merger and restructuring costs of $20.8 million were one-time charges incurred in the acquisition of Medco.

     Depreciation and amortization expense increased $1.5 million, or 23.4%, to $7.9 million in 2000 from $6.4 million in 1999. This increase was primarily attributable to the amortization of the fixed assets and intangible assets acquired in the acquisition of Lorabid(R).

Operating Income

     Operating income decreased $16.1 million, or 59.2%, to $11.1 million in 2000 from $27.2 million in 1999. This decrease was primarily due to increased revenues from the acquisition of branded products and revenue growth of certain branded pharmaceutical products offset by increased expenses described above. As a percentage of total net revenues, operating income decreased to 12.1% in 2000 from 40.2% in 1999.

Interest Expense

     Interest expense increased $1.3 million, or 10.2%, to $14.0 million in 2000 from $12.7 million in 1999, as a result of additional term loans used to finance the acquisition of Lorabid(R).

Income Tax Expense

     The effective tax rate in 2000 of 266.7% and 1999 of 37.0% was higher than the federal statutory rate of 35.0%. The effective rate for 2000 is primarily due to non-deductible merger and restructuring costs related to our merger with Medco.

Net Income (Loss)

     Due principally to the merger and restructuring costs and other factors set forth above, net income decreased $17.3 million.

LIQUIDITY AND CAPITAL RESOURCES

General

     Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded pharmaceutical products.

     As of March 31, 2000, we have available up to $100.0 million under our revolving credit facility.

Quarter ended March 31, 2000

     We generated net cash from operations of $6.6 million for the quarter ended March 31, 2000. Our net cash provided from operations was primarily the result of non-cash depreciation and amortization of $7.9 million and amortization of deferred financing costs of $0.7 million, a decrease in accounts receivable of $16.5 million, a decrease in prepaid assets of $4.6 million, and an increase in accounts payable and income taxes payable of $1.1 million and $2.7 million, respectively. A net loss of $8.5 million, a decrease in accrued expenses of $2.1 million and an increase in inventory of $16.3 million offset the items previously discussed.

     Investing activities provided cash flows of $48.8 million resulting primarily from proceeds from the sale of investment securities of $50.6 million offset by purchases of property and equipment of $2.0 million.

     Cash flows used in financing activities was $68.7 million comprised principally of repayments of $54.0 million on the revolving credit facility and $26.6 million relating to term loans. These amounts were offset by $9.0 million in proceeds from our revolving credit facility and $2.9 million in proceeds from the exercise of stock options.

Certain Indebtedness and Other Matters

     As of March 31, 2000, we had outstanding approximately $496.2 million of long-term debt (including current portion), and no borrowings outstanding under our $100.0 million revolving credit facility. Of these amounts, approximately $340.7 million were at variable rates based on LIBOR and the remainder at fixed rates. We have entered into $285.0 million of interest rate hedging transactions with a group of commercial banks to exchange our variable LIBOR for a fixed rate of interest. We do not believe our exposure to changes in interest rates under the remaining variable rate agreements will have a material effect on our financial condition or results of operations. We have also entered into a $150.0 million interest rate hedging agreement to exchange our fixed interest rate for a variable LIBOR-based interest rate, with the LIBOR rate fixed for three years. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of March 31, 2000, we were in compliance with these covenants.

     Subsequent to the completion of the merger with Medco, we utilized approximately $55.0 million of cash and other investments from Medco to repay $32.0 million on our revolving credit facility and $23.0 million on term loans.

     On April 19, 2000, we completed an offering of 4.0 million shares of common stock at a price of $41.38 per share. We received $165,520 in net proceeds from the offering on April 25, 2000. On April 28, 2000, we prepaid $143,670 of our Senior Credit Facility. This prepayment repaid the balance of the Tranche A term loan and $196,899 remains outstanding under the Tranche B term loan. Additionally, as a result of this prepayment, we will record an extraordinary change related to the write-off of certain deferred financing costs in the second quarter.

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

Capital Expenditures

     Capital expenditures, including capital lease obligations, were $2.0 million and $1.8 million for the quarter ended March 31, 2000 and 1999, respectively. The principal capital expenditures included property and equipment purchases and building improvements. We expect that we may need to incur additional capital expenditures in connection with the maintenance and operation of our Parkedale facility. In addition, we expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy, and growth of our primary product Altace(R).

QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company uses derivative instruments to manage its long-term interest rate exposure, rather than for trading purposes.

     As of March 31, 2000, there were no significant charges in the qualitative or quantitative market risk of the Company since the prior reporting period.

                          PART II -- OTHER INFORMATION

                           ITEM 1. LEGAL PROCEEDINGS

     In the normal course of business, we are subject to various regulatory proceedings, lawsuits, claims and other matters. Such matters are subject to many uncertainties and outcomes are not predictable with assurance.

     State of Wisconsin Investment Board. On November 30, 1999, we entered into an agreement of merger with Medco pursuant to which we acquired Medco in an all stock, tax-free pooling of interests transaction, which was subject to approval by the Medco shareholders. On January 5, 2000, Medco issued to its stockholders a proxy statement with respect to the proposed transaction and noticed a meeting to approve the transaction for February 10, 2000.

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

     We believe that SWIB's case, including SWIB's claim for significant attorneys' fees which includes fees based on a formula related to an alleged benefit conferred on Medco shareholders, is meritless, and we are vigorously contesting it. We believe SWIB's actions did not confer a benefit on the Medco shareholders. We also believe it is unlikely that another shareholder will intervene to continue the action, but if that results then we will vigorously contest it.