Form 10-Q
period 2000-06-30
KING PHARMACEUTICALS INC
filed 2000-08-14
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

   (MARK ONE)
      [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                               OR
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

              CLASS                OUTSTANDING SHARES AT AUGUST 10, 2000
              -----                -------------------------------------
             Common                            92,150,970

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1: FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 73,554       $ 20,720
  Investments held to maturity..............................         --         17,001
  Accounts receivable, net..................................     89,535         75,906
  Inventory.................................................     60,101         33,410
  Deferred income taxes.....................................     14,522         14,643
  Prepaid expenses and other assets.........................      8,455          9,443
                                                               --------       --------
          Total current assets..............................    246,167        171,123
                                                               --------       --------
Investments held to maturity................................         --         33,583
Property, plant and equipment, net..........................     98,794         97,759
Intangible assets, net......................................    545,939        558,555
Other assets................................................     11,319         20,321
                                                               --------       --------
          Total assets......................................   $902,219       $881,341
                                                               ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt:
     Term loans.............................................   $  1,411       $ 12,962
     Other..................................................      1,501          1,540
  Accounts payable..........................................     36,564         25,447
  Accrued expenses..........................................     54,420         53,735
  Income taxes payable......................................      1,228          4,756
                                                               --------       --------
          Total current liabilities.........................     95,124         98,440
                                                               --------       --------
Long-term debt:
  Revolving Credit Facility.................................         --         45,000
  Term loans................................................    137,540        354,194
  Senior Subordinated Notes.................................    150,000        150,000
  Other.....................................................      3,932          4,161
Other long-term liabilities.................................     26,500          1,500
Deferred income taxes.......................................     12,516         12,638
                                                               --------       --------
          Total liabilities.................................    425,612        665,933
                                                               --------       --------
Shareholders' equity........................................    476,607        215,408
                                                               --------       --------
          Total liabilities and shareholders' equity........   $902,219       $881,341
                                                               ========       ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     FOR THE THREE MONTHS     FOR THE SIX MONTHS
                                                         ENDED JUNE 30          ENDED JUNE 30
                                                     ---------------------   --------------------
                                                       2000        1999        2000       1999
                                                     ---------   ---------   --------   ---------
                                                          (UNAUDITED)            (UNAUDITED)
REVENUES:
          Total net revenues.......................  $ 103,144   $  84,939   $194,585   $ 152,508
                                                     ---------   ---------   --------   ---------
OPERATING COSTS AND EXPENSES:
     Cost of revenue...............................     30,253      24,712     52,838      41,851
     Selling, general and administrative...........     23,668      16,402     49,379      30,322
     Research and development......................      5,599       4,312      9,033       7,219
     Merger and restructuring costs................         --          --     20,789          --
     Depreciation and amortization.................      7,915       6,529     15,773      12,971
                                                     ---------   ---------   --------   ---------
          Total operating costs and expenses.......     67,435      51,955    147,812      92,363
                                                     ---------   ---------   --------   ---------
OPERATING INCOME...................................     35,709      32,984     46,773      60,145
                                                     ---------   ---------   --------   ---------
OTHER (EXPENSES) INCOME:
     Interest expense..............................    (10,124)    (13,343)   (24,156)    (26,062)
     Interest income...............................        446         764      1,268       1,535
     Other (expenses) income.......................          2          53       (179)        (35)
                                                     ---------   ---------   --------   ---------
          Total other expenses.....................     (9,676)    (12,526)   (23,067)    (24,562)
                                                     ---------   ---------   --------   ---------
Income before income taxes and extraordinary
  item.............................................     26,033      20,458     23,706      35,583
     Income tax expense............................     (9,500)     (7,275)   (15,706)    (12,892)
                                                     ---------   ---------   --------   ---------
Income before extraordinary item...................     16,533      13,183      8,000      22,691
     Extraordinary item net of income taxes........     (4,685)         --     (4,685)       (705)
                                                     ---------   ---------   --------   ---------
NET INCOME.........................................  $  11,848   $  13,183   $  3,315   $  21,986
                                                     =========   =========   ========   =========
Basic income per common share:
     Income before extraordinary item..............  $    0.19   $    0.16   $   0.09   $    0.28
     Extraordinary item............................      (0.06)         --      (0.05)      (0.01)
                                                     ---------   ---------   --------   ---------
     Net income....................................  $    0.13   $    0.16   $   0.04   $    0.27
                                                     =========   =========   ========   =========
Diluted income per common share:
     Income before extraordinary item..............  $    0.19   $    0.16   $   0.09   $    0.27
     Extraordinary item............................      (0.06)         --      (0.05)      (0.01)
                                                     ---------   ---------   --------   ---------
     Net income....................................  $    0.13   $    0.16   $   0.04   $    0.26
                                                     =========   =========   ========   =========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           COMMON                          TOTAL
                                                    ---------------------   RETAINED   SHAREHOLDERS'
                                                      SHARES      AMOUNT    EARNINGS      EQUITY
                                                    ----------   --------   --------   -------------
Balance, December 31, 1999 as previously
  reported........................................  72,308,391   $ 68,027   $ 80,409     $148,436
  Medco pooling of interests......................  10,827,726     45,866     21,106       66,972
                                                    ----------   --------   --------     --------
Balance, December 31, 1999, as adjusted...........  83,136,117    113,893    101,515      215,408
  Stock options exercised (unaudited).............     124,482      2,954         --        2,954
  Net loss (unaudited)............................          --         --     (8,533)      (8,533)
                                                    ----------   --------   --------     --------
Balance, March 31, 2000 (unaudited)...............  83,260,599    116,847     92,982      209,829
  Options Exercised (unaudited)...................     853,465     14,580         --       14,580
  April 19, 2000, issuance of common shares, net
     of $170 expenses (unaudited).................   6,000,000    165,350         --      165,350
  June 22, 2000, issuance of common shares,
     (unaudited)..................................   1,928,021     75,000                  75,000
  Net income......................................          --         --     11,848       11,848
                                                    ----------   --------   --------     --------
Balance, June 30, 2000 (unaudited)................  92,042,085   $371,777   $104,830     $476,607
                                                    ==========   ========   ========     ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
NET CASH PROVIDED BY OPERATING ACTIVITIES...................  $ 22,238   $ 14,484
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of short-term investments...........    17,001         --
     Purchase of long-term investments......................        --    (16,000)
     Proceeds from sale of long-term investments............    33,583     13,000
     Proceeds from sale of property and equipment...........       398         19
     Purchases of property and equipment....................    (4,768)    (3,664)
                                                              --------   --------
          Net cash provided by (used in) investing
           activities.......................................    46,214     (6,645)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of employee stock options.......    17,534        821
     Proceeds from senior subordinated seller notes.........        --    150,000
     Repayment of senior subordinated seller notes..........        --    (75,000)
     Proceeds from long-term debt and capital lease
      obligations...........................................        --         81
     Proceeds from common stock offerings, net..............   240,350         --
     Debt issuance costs....................................        --     (6,746)
     Repayment of revolver..................................   (59,000)   (22,174)
     Borrowings on revolver.................................    14,000      7,000
     Proceeds from exercise of warrants.....................        --        540
     Purchase of stock held in treasury.....................        --     (4,456)
     Repayments of long-term debt and capital lease
      obligations...........................................  (228,502)   (55,918)
                                                              --------   --------
          Net cash used in financing activities.............   (15,618)    (5,852)
                                                              --------   --------
Increase in cash and cash equivalents.......................    52,834      1,987
Cash and cash equivalents, beginning of the period..........    20,720      5,901
                                                              --------   --------
Cash and cash equivalents, end of the period................  $ 73,554   $  7,888
                                                              ========   ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 8-K filed with the Securities and Exchange Commission on June 23, 2000. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

STOCK SPLIT

     On June 2, 2000 the Company's board of directors declared a three for two stock split for shareholders of record as of June 12, 2000, distributed June 21, 2000. The stock split has been reflected in all share data contained in these consolidated financial statements.

Authorized Common Stock

     On June 23, 2000, the shareholders approved at their annual meeting an amendment to the Charter to increase the number of authorized shares of common stock to 300 million.

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

3. INCOME (LOSS) PER SHARE

     The following table sets forth a reconciliation of the numerators and denominators in computing income per common share:

                                                 THREE MONTHS        SIX MONTHS ENDED
                                                ENDED JUNE 30,           JUNE 30,
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
Net income..................................  $11,848    $13,183    $ 3,315    $21,986
                                              =======    =======    =======    =======
Weighted average basic shares outstanding...   88,201     82,710     85,707     82,724
Effect of dilutive stock options............    1,039        728      1,042        710
                                              -------    -------    -------    -------
Dilutive shares outstanding.................   89,240     83,438     86,748     83,434
                                              =======    =======    =======    =======
Basic income per common share:
  Income before extraordinary item..........  $  0.19    $  0.16    $  0.09    $  0.28
  Extraordinary item........................    (0.06)        --      (0.05)     (0.01)
                                              -------    -------    -------    -------
     Net income.............................  $  0.13    $  0.16    $  0.04    $  0.27
                                              =======    =======    =======    =======

                           KING PHARMACEUTICALS, INC.

                                                 THREE MONTHS        SIX MONTHS ENDED
                                                ENDED JUNE 30,           JUNE 30,
                                              ------------------    ------------------
                                               2000       1999       2000       1999
                                              -------    -------    -------    -------
Diluted income per common share:
  Income before extraordinary item..........  $  0.19    $  0.16    $  0.09    $  0.27
  Extraordinary item........................    (0.06)        --      (0.05)     (0.01)
                                              -------    -------    -------    -------
     Net income.............................  $  0.13    $  0.16    $  0.04    $  0.26
                                              =======    =======    =======    =======

4. INVENTORY

     Inventory consists of the following:

                                                                   JUNE 30,     DECEMBER 31,
                                                                     2000           1999
                                                                  -----------   ------------
                                                                  (UNAUDITED)
    Finished goods..............................................    $29,783       $18,085
    Work-in-process.............................................     20,613         6,120
    Raw materials...............................................      9,705         9,205
                                                                    -------       -------
                                                                    $60,101       $33,410
                                                                    =======       =======

5. CONTINGENCIES

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

     On January 11, 2000, the State of Wisconsin Investment Board, ("SWIB"), a Medco shareholder which held approximately 11.6% of the outstanding stock of Medco, filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, against Medco and members of Medco's board of directors to enjoin the shareholder vote on the merger and the consummation of the merger. State of Wisconsin Investment Board
v. Bartlett, et al., C.A. No. 17727. SWIB alleged, among other things, that the proxy materials filed by Medco failed to disclose all material information and included misleading statements regarding the transaction, its negotiation, and its approval by the Medco board of directors; that the Medco directors were not adequately informed and did not adequately inform themselves of all reasonably available information before recommending the transaction to Medco shareholders; and that the Medco directors were disloyal and committed waste in allegedly enabling one of the Medco directors to negotiate the transaction purportedly for his own benefit and in agreeing to terms that precluded what the complaint alleged were more beneficial alternative transactions. SWIB also moved for a preliminary injunction to enjoin the shareholder vote and the merger based on the claims asserted in its complaint. Medco and the other defendants denied all allegations and continue to deny them.

     After Medco distributed a supplemental proxy statement on January 31, 2000 and the court postponed the February 10, 2000 vote on the merger agreement for 15 days to allow shareholders sufficient time to consider the supplemental disclosures, the court rejected SWIB's claims in a February 24 Memorandum

                           KING PHARMACEUTICALS, INC.

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

     A hearing on SWIB's petition to dismiss and for attorneys' fees and costs was held on June 26, 2000 in the Court of Chancery for the State of Delaware. As of August 11, 2000, no ruling has been issued.

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

     Even if the FDA permits the Company to resume distribution of Fluogen(R), the FDA could also prevent distribution of some or all of the Company's influenza vaccine inventory.

     The three influenza virus strains that comprise each year's vaccine are selected annually by governmental authorities based on epidemiologic data collected worldwide. The growth characteristics of each of the three strains are unpredictable, resulting in potentially significant variations of vaccine component yields. Since the final vaccine is comprised of equal proportions of each strain, a low yield of any one strain will reduce the total number of vaccine doses available for distribution.

     A write off of in-process or finished inventory of Fluogen(R) or an unexpectedly low yield of any one strain of the vaccine components could have a material adverse effect on the Company's business, financial condition and results of operations.

                           KING PHARMACEUTICALS, INC.

Other.

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. The Company is a defendant in 94 lawsuits, which claim damages for personal injury arising from the Company's production of the anorexigenic drug phentermine under contract for SmithKline Beecham Corporation. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for SmithKline.

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

6. LONG-TERM DEBT

     On April 19, 2000, the Company completed an offering of 6,000,000 shares of common stock, at a price of $41.38 per share. The Company received net proceeds from the underwriter of $165,350 on April 25, 2000. On April 28, 2000, after giving the required notice to the Administrative Agent, the Company prepaid $143,760 of its Senior Credit Facility. On June 22, 2000, the Company issued 1,928,021 shares of common stock to a third party in connection with the Altace(R) co-promotion agreement. Of the net proceeds of $75 million, $37.5 million was used to make a mandatory prepayment to the outstanding term loans as required by the Senior Credit Facility.

     As a result of these prepayments, during the three months ended June 30, 2000, an extraordinary charge of $4,685, net of related tax benefits of $2,847, associated with the write-off of certain unamortized deferred financing costs was recorded.

     As of June 30, 2000 the Company has $100,000 of availability under the Senior Credit Facility.

     Long-term debt consists of the following:

                                                                   JUNE 30,      DECEMBER 31,
                                                                     2000            1999
                                                                  -----------    ------------
                                                                  (UNAUDITED)
    Revolving credit facility...................................    $     --       $ 45,000
    Tranche A...................................................          --         97,235
    Tranche B...................................................     137,540        269,921
    Senior subordinated notes...................................     150,000        150,000
    Other.......................................................       3,932          5,701
                                                                    --------       --------
                                                                    $291,472       $567,857
                                                                    ========       ========

                           KING PHARMACEUTICALS, INC.

8. SEGMENT REPORTING

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

     The following represents selected information for the Company's reporting segments for the periods indicated:

                                                   FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                   ---------------------    --------------------
                                                     2000         1999        2000        1999
                                                   ---------    --------    --------    --------
                                                        (UNAUDITED)             (UNAUDITED)
    TOTAL REVENUE:
    Branded pharmaceuticals......................  $ 77,953     $61,191     $148,821    $112,130
    Licensed products............................    10,129       8,936       22,871      16,503
    Contract manufacturing.......................    15,333      11,959       28,232      25,624
    All other....................................     4,915       5,479        5,255       6,479
    Eliminations.................................    (5,186)     (2,626)     (10,594)     (8,228)
                                                   --------     -------     --------    --------
      Consolidated total revenues................  $103,144      84,939     $194,585    $152,508
                                                   ========     =======     ========    ========
    GROSS PROFIT:
    Branded pharmaceuticals......................  $ 62,516     $50,996     $119,010    $ 93,738
    Licensed products............................     8,518       7,357       19,365      13,595
    Contract manufacturing.......................      (640)     (1,747)         799        (953)
    All other....................................     2,497       3,621        2,573       4,277
                                                   --------     -------     --------    --------
      Consolidated gross profit..................  $ 72,891     $60,227     $141,747    $110,657
                                                   ========     =======     ========    ========

                                                                  AS OF JUNE 30,   AS OF DECEMBER 31,
                                                                       2000               1999
                                                                  --------------   ------------------
                                                                              (UNAUDITED)
    TOTAL ASSETS:
    Branded pharmaceuticals.....................................     $645,847           $637,225
    Licensed products...........................................       17,203             77,162
    Contract manufacturing......................................      235,958            168,484
    All other...................................................        4,720              1,070
    Eliminations................................................       (1,509)            (2,600)
                                                                     --------           --------
      Consolidated total assets.................................     $902,219           $881,341
                                                                     ========           ========

     Capital expenditures were $4,768 and $3,664 for the six months ended June 30, 2000 and 1999, respectively. Capital expenditures are substantially utilized for contract manufacturing.

9. GUARANTOR FINANCIAL STATEMENTS

     The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals of Nevada, Inc. and Medco Research, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000 of 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidated/combined financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the Notes.

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                       CONDENSED COMBINED BALANCE SHEETS

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash......................................................   $  2,806       $ 12,269
  Investments held to maturity..............................         --         17,001
  Accounts receivable.......................................     77,563         70,073
  Inventory.................................................     55,531         27,433
  Prepaid expenses and other assets.........................      2,046          6,382
  Deferred tax asset........................................        607            607
                                                               --------       --------
          Total current assets..............................    138,553        133,765
                                                               --------       --------
  Investments held to maturity..............................         --         33,583
  Other assets..............................................        625          2,506
  Deferred income taxes.....................................      1,632             --
  Intercompany receivable...................................     49,320             --
  Property, plant, and equipment, net.......................     76,671         75,267
  Intangible assets, net....................................    117,000        120,316
                                                               --------       --------
          Total assets......................................   $383,801       $365,437
                                                               ========       ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
  Accounts payable..........................................   $ 34,704       $ 22,275
  Current portion of long-term debt.........................         27             27
  Accrued expenses..........................................     46,173         44,694
  Income taxes payable......................................     14,038          4,755
                                                               --------       --------
          Total current liabilities.........................     94,942         71,751
                                                               --------       --------
  Other long-term liabilities...............................      1,500          1,500
  Long-term debt............................................         29             42
  Intercompany payable......................................         --         57,290
                                                               --------       --------
          Total liabilities.................................     96,471        130,583
                                                               --------       --------
  Shareholder's equity......................................    287,330        234,854
                                                               --------       --------
          Total liabilities and shareholder's equity........   $383,801       $365,437
                                                               ========       ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS      FOR THE SIX MONTHS
                                                      ENDED JUNE 30,           ENDED JUNE 30,
                                                   ---------------------    --------------------
                                                     2000         1999        2000        1999
                                                   ---------    --------    --------    --------
    REVENUES:
         Total net revenues......................  $100,010     $79,501     $193,323    $148,974
                                                   --------     -------     --------    --------
    OPERATING COSTS AND EXPENSES:
    Cost of revenues.............................    30,792      22,246       56,541      42,264
    Selling, general and administrative..........    19,946      15,131       42,487      26,673
    Merger and restructuring costs...............        --          --       14,564          --
    Research and development.....................     5,326       2,162        8,500       3,996
    Depreciation and amortization................     2,673       3,681        5,297       9,755
                                                   --------     -------     --------    --------
         Total operating costs and expenses......    58,737      43,220      127,389      82,688
                                                   --------     -------     --------    --------
    OPERATING INCOME.............................    41,274      38,444       65,935      66,286
    Interest expense.............................         1           1            2           1
    Gain on disposition of assets................         4          --           94          69
    Interest income..............................        56         746          673       1,471
    Other income.................................         1          --            1           1
                                                   --------     -------     --------    --------
    Income before income taxes...................    41,324      39,188       66,511      67,686
                                                   --------     -------     --------    --------
    Income tax expense...........................    (9,500)    (14,074)     (23,825)    (25,720)
                                                   --------     -------     --------    --------
         NET INCOME..............................  $ 31,824     $25,114     $ 42,686    $ 41,966
                                                   ========     =======     ========    ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                  CONDENSED COMBINED STATEMENTS OF CASH FLOWS

                                                               FOR THE SIX MONTHS
                                                                 ENDED JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Net cash provided by operating activities...................  $  50,010    $ 27,668
                                                              ---------    --------
Cash flow from investing activities:
  Purchase of investments held to maturity..................         --     (16,000)
  Proceeds from sale of investments.........................     50,584          --
  Maturity of investments held to maturity..................         --      13,000
  Purchases of intangibles..................................         --      (4,889)
  Purchases of property and equipment.......................     (3,477)     (2,563)
                                                              ---------    --------
          Net cash provided by investing activities.........     47,107     (10,452)
                                                              ---------    --------
Cash flows from financing activities:
  Net proceeds from exercise of stock options...............         43         785
  Purchase of stock held in treasury........................         --      (4,456)
  Proceeds from exercise of warrants........................         --         540
  Decrease in intercompany payable..........................   (106,610)    (15,792)
  Increase (decrease) in long-term debt.....................        (13)         81
                                                              ---------    --------
          Net cash provided by financing activities.........   (106,580)    (18,842)
Change in cash and cash equivalents.........................     (9,463)     (1,626)
Cash and cash equivalents, beginning of the period..........     12,269       3,331
                                                              ---------    --------
Cash and cash equivalents, end of the period................  $   2,806    $  1,705
                                                              =========    ========

10.  MERGER AND RESTRUCTURING COSTS

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

                           KING PHARMACEUTICALS, INC.

     The unaudited revenues and net income (loss) of the separate companies for the periods indicated below were as follows:

                                                         THREE MONTHS          SIX MONTHS
                                                        ENDED JUNE 30,       ENDED JUNE 30,
                                                      ------------------   -------------------
                                                        2000      1999       2000       1999
                                                      --------   -------   --------   --------
Revenues:
  King..............................................  $ 93,015   $76,003   $171,714   $136,005
  Medco.............................................    10,129     8,936     22,871     16,502
                                                      --------   -------   --------   --------
                                                      $103,144   $84,939   $194,585   $152,507
                                                      ========   =======   ========   ========
Net income (loss):
  King..............................................  $  8,480   $ 9,890   $  8,950   $ 15,883
  Medco.............................................     3,368     3,293     (5,635)     6,103
                                                      --------   -------   --------   --------
                                                      $ 11,848   $13,183   $  3,315   $ 21,986
                                                      ========   =======   ========   ========

     In connection with the merger with Medco, in the first quarter of 2000, the Company incurred merger and restructuring related costs of $20.8 million. The types of costs incurred, the actual cash payments made and the remaining accrued balances at June 30, 2000 are summarized below:

                                                  INCOME        ACCRUED         ACTIVITY         ACCRUED
                                                 STATEMENT     BALANCE AT        THROUGH       BALANCE AT
                                                  IMPACT     MARCH 31, 2000   JUNE 30, 2000   JUNE 30, 2000
                                                 ---------   --------------   -------------   -------------
Transaction costs..............................   $14,389        $5,019          $4,087          $  932
Employee costs and other.......................     6,400         1,715             876             839
                                                  -------        ------          ------          ------
     Total.....................................   $20,789        $6,734          $4,963          $1,771
                                                  =======        ======          ======          ======

11.  ACQUISITIONS

     On June 22, 2000, the Company entered into a co-promotion agreement with the Wyeth-Ayerst division of American Home Products Corporation related to the marketing of Altace(R). In addition, the agreement transferred sales rights of Nordette(R), Wycillin(R) and Bicillin(R) to King. Subsequently, on July 7, 2000, the Company completed the acquisition of marketing rights in the United States and Puerto Rico to the Nordette(R), Bicillin(R), and Wycillin(R) product lines from American Home Products for $200.0 million as contemplated by the co-promotion agreement.

     This acquisition was financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to American Home Products, $37.5 million of the proceeds from the sale of stock to American Home Products, $25.0 million received in connection with the co-promotion agreement with American Home Products, $90.0 million from the Revolving Credit Facility and $12.5 million in excess cash from operations.

     On July 13, 2000, the Company signed an Agreement and Plan of Merger with Jones Pharma Incorporated. An exchange ratio was set at 1.125 shares of the Company common stock for each share of Jones common stock. The Company anticipates merger and restructuring costs to be approximately $18.2 million.

12. SUBSEQUENT EVENT

     On August 4, 2000 the Company terminated a $100.0 million interest rate swap as a result of the paydown of its variable rate debt. A gain of approximately $1.4 million will be recognized.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion together with the consolidated financial statements and related notes included in our Current Report on Form 8-K dated June 23, 2000, which is on file with the Securities and Exchange Commission. The results discussed below are not necessarily indicative of the results to be expected in any future periods. To the extent that the information presented in this discussion addresses financial projections, information or expectations about our products, strategies or markets or otherwise makes statements about future events, such statements are forward-looking and are subject to a number of special risks and uncertainties that could cause actual results to differ materially from the statements made.

OVERVIEW

     We are a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of almost 300 representatives and co-promotion arrangements, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists and hospitals across the country.

     Our primary business strategy is to acquire established branded pharmaceutical products and to increase their sales through focused marketing and promotion, life cycle management as well as by securing new indications, developing product line extensions and devising new formulations or dosages. In pursuing product acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also seek attractive company acquisitions that add products or product pipelines, technologies or sales and marketing capabilities to our key therapeutic areas. These activities are attractive for us because they may expand the market for our branded pharmaceutical products, provide market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Amgen, Inc., Warner-Lambert Company, Centocor, Inc., Mallinckrodt Chemical, Inc., Genetics Institute, Inc. and Hoffmann-La Roche Inc.

     Our branded pharmaceutical products can be divided primarily into four therapeutic areas: (i) cardiovascular (including Altace(R), Thalitone(R) and Procanbid(R)), (ii) anti-infectives (including Lorabid(R), Cortisporin(R), Neosporin(R) and Coly-Mycin(R) M), (iii) vaccines and biologicals (including Fluogen(R) and Aplisol(R)) and (iv) women's health (including Menest(R) and Pitocin(R)). All of these products are marketed to general/family practitioners, cardiologists, internal medicine physicians and hospitals. Unlike many of our competitors, we have a broad therapeutic focus which provides us with opportunities to purchase a wide variety of products, as evidenced by our acquisition of 34 products over the last 36 months, including Altace(R) and Lorabid(R). In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of well-recognized prescription brand names includes, among others, Altace(R), Lorabid(R), Nordette(R), Neosporin(R), Cortisporin(R), Menest(R), Pitocin(R), Bicillin(R), Anusol-HC(R) and Fluogen(R).

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

     In December 1998, we acquired from Hoechst Marion Roussel, Inc., predecessor to Aventis Pharma AG, for $362.5 million the United States rights to Altace(R), an Angiotensin Converting Enzyme inhibitor, HMR's worldwide rights to Silvadene(R), and HMR's worldwide rights to AVC(TM). Aventis currently manufactures Altace(R) for us. We anticipate moving the manufacturing of Altace(R) to the Bristol facility prior to

December 31, 2001. Aventis will continue to supply raw materials for the process and we anticipate that Aventis will continue to be a secondary manufacturer for this product.

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

     On February 25, 2000, we completed the merger with Medco by exchanging approximately 7.2 million shares of King common stock for all of the outstanding shares of Medco in an all-stock transaction accounted for as a pooling of interests. Medco is a research and development company engaged in the development and global commercialization of cardiovascular medicines and adenosine-based products.

     On March 19, 2000 our Supplemental New Drug Application to request approval for new and unique indications for Altace(R) was accepted for review by the FDA. If approved, we believe these indications will help the company in the future marketing of Altace(R). Additionally, on June 22, 2000, we entered into a co-promotion agreement with the Wyeth-Ayerst division of American Home Products Corporation related to the marketing of Altace(R). In addition, the agreement transferred sales rights of Nordette(R), Wycillin(R) and Bicillin(R) to King. Subsequently, on July 7, 2000, we completed the acquisition of marketing rights in the United States and Puerto Rico to the Nordette(R), Bicillin(R), and Wycillin(R) product lines from American Home Products for $200.0 million as contemplated by the co-promotion agreement.

     On July 13, 2000, we entered into a definitive agreement to merge a wholly owned subsidiary of ours into Jones Pharma Incorporated in an all-stock transaction accounted for as a pooling of interests. Jones manufactures, markets and sells branded prescription and critical care pharmaceutical products. During 1999, Jones derived revenues primarily from the sale of Thrombin-JMI(R), Levoxyl(R), Cytomel(R)/Triostat(R) and Tapazole(R). Jones shareholders will receive 1.125 shares of our common stock for each share of Jones common stock they hold. The transaction is subject to the approval of both the shareholders of Jones and King at special meetings scheduled for August 31, 2000.

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

     As soon as practicable after regulatory requirements are satisfied and when advantageous, we expect that manufacturing some of these acquired pharmaceutical products ourselves will increase our margins because the cost of producing pharmaceutical products on our own should be lower than the cost of having these products manufactured by third parties. As discussed above, we anticipate beginning the manufacturing of Altace(R) in our Bristol, Tennessee facility prior to December 31, 2001.

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

     The following summarizes approximate net revenues by operating segment (in thousands).

                                                      THREE MONTHS             SIX MONTHS
                                                     ENDED JUNE 30,          ENDED JUNE 30,
                                                  --------------------    --------------------
                                                    2000        1999        2000        1999
                                                  --------    --------    --------    --------
                                                                  (UNAUDITED)
    Branded pharmaceuticals.....................  $ 77,995    $ 61,173    $148,920    $112,112
    Licensed products...........................    10,129       8,936      22,782      16,502
    Contract manufacturing......................    10,060       9,333      17,487      17,396
    Other.......................................     4,960       5,497       5,306       6,498
                                                  --------    --------    --------    --------
              Total.............................  $103,144    $ 84,939    $194,585    $152,508
                                                  ========    ========    ========    ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     Net revenues increased $18.2 million, or 21.4%, to $103.1 million in 2000 from $84.9 million in 1999, due primarily to the acquisition and growth of branded pharmaceutical products. The increase in revenues is primarily from Altace(R), the acquisition of Lorabid(R), and revenue growth of royalties and certain branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $16.8 million, or 27.4%, to $78.0 million in 2000 from $61.2 million in 1999. The acquisition of Lorabid(R) and revenue gains by Altace(R) accounted for most of the sales increases. In addition, we also received revenue from sales of Nordette(R), Wycillin(R) and Bicillin(R) as a result of an agreement with American Home Products on June 22, 2000 before our acquisition of the marketing rights in the United States and Puerto Rico of the products on July 7, 2000.

     Fluogen(R) production will be lower in 2000 than in previous years primarily because of difficulties encountered in producing one component of the vaccine. On March 10, 2000, the FDA notified us that the methods, facilities and controls used by Fluogen(R), our influenza virus vaccine, were not in compliance with current Good Manufacturing Practices, which we refer to as "cGMP" requirements. The FDA therefore informed Parkedale that it must suspend production and distribution of Fluogen(R) until the Parkedale facility meets the applicable cGMP standards for the manufacture and distribution of Fluogen(R).

     On April 13, 2000, the we resumed production of our product Fluogen(R) upon written certification to the FDA of our conformance with and completion of all actions required by the FDA to resume manufacturing, processing, packing and labeling of the product. We must still receive written notification from the FDA permitting distribution. The FDA will issue us written notification permitting distribution, upon the FDA's determination that we are in substantial compliance. If the FDA does not allow us to distribute Fluogen(R) for the 2000-2001 flu vaccine season, we would suffer an adverse financial impact.

     Even if the FDA permits us to resume distribution of Fluogen(R), the FDA could also prevent distribution of some or all of our influenza vaccine inventory.

     The three influenza virus strains that comprise each year's vaccine are selected annually by governmental authorities based on epidemiologic data collected worldwide. The growth characteristics of each of the three strains are unpredictable, resulting in potentially significant variations of vaccine component yields. Since the final vaccine is comprised of equal proportions of each strain, a low yield of any one strain will reduce the total number of vaccine doses available for distribution.

     A write off of in-process or finished inventory of Fluogen(R) or an unexpectedly low yield of any one strain of the vaccine components could have a material adverse effect on our business, financial condition and results of operations.

     Revenues from contract manufacturing increased $0.8 million, or 8.6%, to $10.1 million in 2000 from $9.3 million in 1999. This increase is due to increased orders from certain of our contract manufacturing customers. While contract manufacturing is an important part of our business, we do not consider contract manufacturing as a key part of our growth strategy.

     Revenues from licensed products increased $1.2 million, or 13.5%, to $10.1 million in 2000 from $8.9 million in 1999 due to continued increases in unit sales of Adenoscan(R) by Fujisawa, our North American licensee.

     Net sales from generic and other sources decreased $537,000, or 10.8%, to $5.0 million in 2000 from $5.5 million in 1999. The decrease in revenues is primarily attributable to discontinued generic product lines.

Gross Profit

     Total gross profit increased $12.7 million, or 21.1%, to $72.9 million in 2000 from $60.2 million in 1999. The increase was primarily due to increased gross profit from branded pharmaceutical products.

     The gross profit from branded pharmaceutical products increased $2.5 million, or 4.2%, to $62.5 million in 2000 from $60.0 million in 1999. This increase was primarily due to increases in gross profit from the sales of Altace(R), sales of the Lorabid(R) product acquired in August 1999 and our distribution of Nordette(R), Wycillin(R) and Bicillin(R) which began on June 22, 2000 before the consummation of our acquisition of the marketing rights to these products on July 7, 2000.

     Gross profit from contract manufacturing decreased $1.1 million, or 63.4%, to a loss of $1.7 million in 2000 from a loss of $640,000 in 1999.

     Gross profit from licensed products increased $1.1 million, or 14.9%, to $8.5 million in 2000 from $7.4 million in 1999. This increase is due to the continuing shift in the product sales mix to Adenoscan(R) from which we receive a higher net royalty than from Adenocard(R) sales. Royalty expense from adenosine sales increased $0.1 million, or 6.6%, to $1.6 million in 2000 from $1.5 million in 1999 due to increased net sales of Adenoscan(R), a product for which we pay a royalty of 3% of net sales to a third party.

     Gross profit from generic and other sources decreased $1.1 million, or 30.6%, to $2.5 million in 2000 from $3.6 million in 1999.

Operating Costs and Expenses

     Total operating costs and expenses increased $15.4 million, or 29.6%, to $67.4 million in 2000 from $52.0 million in 1999. The increase was due to increases in the costs associated with our growth, particularly increases in our sales force due primarily to the acquisitions of Altace(R), Lorabid(R) and Medco.

     Cost of revenues increased $5.6 million, or 22.7%, to $30.3 million in 2000 from $24.7 million in 1999. The increase was due primarily to the costs associated with the acquisition of Lorabid(R) and our distribution of Nordette(R), Wycillin(R) and Bicillin(R) which began on June 22, 2000 before the consummation of our acquisition of the marketing rights to these products on July 7, 2000. As a percentage of total revenues, cost of revenues increased to 29.3% in 2000 from 29.1% in 1999.

     Selling, general and administrative expenses increased $7.3 million, or 44.5%, to $23.7 million in 2000 from $16.4 million in 1999. The increase was primarily attributable to the hiring of additional sales representatives during the second half of 1999 and first part of 2000, as well as other personnel costs, marketing and sampling costs associated with the new branded product lines. As a percentage of total revenues, selling, general and administrative expenses increased to 23.0% in 2000 from 19.3% in 1999.

     Expenditures of $5.0 million resulted in a reduction of the accrued balance from $6.7 million as of March 31, 2000 to $1.7 million at June 30, 2000, for merger and restructuring costs related to our merger with Medco on February 25, 2000.

     Research and development costs increased $1.3 million, or 30.2%, to $5.6 million in 2000 from $4.3 million in 1999 due to increased research and development activities.

     Depreciation and amortization expense increased $1.4 million, or 21.5%, to $7.9 million in 2000 from $6.5 million in 1999. This increase was primarily attributable to the amortization of the fixed assets and intangible asset acquired in the acquisition of Lorabid(R).

Operating Income

     Operating income increased $2.7 million, or 8.2%, to $35.7 million in 2000 from $33.0 million in 1999. This increase was primarily due to increased revenues from the acquisition of branded products and revenue growth of certain branded pharmaceutical products offset by increased expenses described above. As a percentage of total revenues, operating income decreased to 34.6% in 2000 from 38.9% in 1999.

Interest Expense

     Interest expense decreased $3.2 million, or 24.1%, to $10.1 million in 2000 from $13.3 million in 1999, as a result of paying down the term loans.

Income Tax Expense

     The effective tax rate in 2000 of 36.5% and 1999 of 35.6% was higher than the federal statutory rate of 35% primarily due to state income taxes.

Extraordinary Item

     During the second quarter of 2000, we repaid outstanding debt under our senior credit facility prior to maturity. The early repayment caused us to recognize an extraordinary loss of $4.7 million, net of related tax benefits of $2.8 million, from the write-off of certain deferred financing costs.

Net Income

     Due to the factors set forth above, net income decreased $1.4 million, or 10.6%, to $11.8 million in 2000 from $13.2 million in 1999.

SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

     Net revenues increased $42.1 million, or 27.6%, to $194.6 million in 2000 from $152.5 million in 1999, due primarily to the acquisition and growth of branded pharmaceutical products. The increase in revenues is primarily from Altace(R), the acquisitions of Lorabid(R) and Nordette(R), and revenue growth of royalties and certain branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $36.8 million, or 32.8%, to $148.9 million in 2000 from $112.1 million in 1999. The acquisition of Lorabid(R) and revenue gains by Altace(R) accounted for most of the sales increases. In addition, we also received revenue from sales of Nordette(R), Wycillin(R) and Bicillin(R) as a result of an agreement with American Home Products on June 22, 2000 before our acquisition of the products on July 7, 2000.

     Fluogen(R) production will be lower in 2000 than in previous years. On March 10, 2000, the FDA notified us that the methods, facilities and controls used by Fluogen(R), our influenza virus vaccine, were not in compliance with cGMP standards. The FDA therefore informed Parkedale that it must suspend production and distribution of Fluogen(R) until the Parkedale facility meets the applicable cGMP standards for the manufacture and distribution of Fluogen(R).

     On April 13, 2000, we resumed production of our product Fluogen(R) upon written certification to the FDA of our conformance with and completion of all actions required by the FDA to resume manufacturing, processing, packing and labeling of the product. We must still receive written notification from the FDA permitting distribution. The FDA will issue us written notification permitting distribution, upon the FDA's determination that we are in substantial compliance. If the FDA does not allow us to distribute Fluogen(R) for the 2000-2001 flu vaccine season, we would suffer an adverse financial impact.

     Even if the FDA permits us to resume distribution of Fluogen(R), the FDA could also prevent distribution of some or all of our influenza vaccine inventory.

     The three influenza virus strains that comprise each year's vaccine are selected annually by governmental authorities based on epidemiologic data collected worldwide. The growth characteristics of each of the three strains are unpredictable, resulting in potentially significant variations of vaccine component yields. Since the final vaccine is comprised of equal proportions of each strain, a low yield of any one strain will reduce the total number of vaccine doses available for distribution.

     A write off of in-process or finished inventory of Fluogen(R) or an unexpectedly low yield of any one strain of the vaccine components could have a material adverse effect on our business, financial condition and results of operations.

     Revenues from contract manufacturing increased $0.1 million, or 0.6%, to $17.5 million in 2000 from $17.4 million in 1999. While contract manufacturing is an important part of our business, we do not consider contract manufacturing as a key part of our growth strategy.

     Revenues from licensed products increased $6.3 million, or 38.2%, to $22.8 million in 2000 from $16.5 million in 1999 due to continued increases in unit sales of Adenoscan(R) by Fujisawa, our North American licensee.

     Net sales from generic and other sources decreased $1.2 million, or 18.5%, to $5.3 million in 2000 from $6.5 million in 1999. The decrease in revenues is primarily attributable to discontinued generic product lines.

Gross Profit

     Total gross profit increased $31.2 million, or 28.2%, to $141.8 million in 2000 from $110.6 million in 1999. The increase was primarily due to increased gross profit from branded pharmaceutical products.

     The gross profit from branded pharmaceutical products increased $25.3 million, or 27.0%, to $119.0 million in 2000 from $93.7 million in 1999. This increase was primarily due to increases in gross profit from the sales of Altace(R) and Lorabid(R) and our distribution of Nordette(R), Wycillin(R) and Bicillin(R) which began on June 22, 2000 before the consummation of our acquisition of the marketing rights to these products on July 7, 2000.

     Gross profit from contract manufacturing increased $1.8 million, or 183.8%, to $799,000 in 2000 from a loss of $953,000 in 1999.

     Gross profit from licensed products increased $5.8 million, or 42.6%, to $19.4 million in 2000 from $13.6 million in 1999, due to the continuing shift in the product sales mix to Adenoscan from which we receive a higher net royalty than from Adenocard(R) sales. Royalty expense from adenosine sales increased $0.6 million, or 20.7%, to $3.5 million in 2000 from $2.9 million in 1999, due to increased net sales of Adenoscan(R), a product for which we pay a royalty of 3% of net sales to a third party.

     Gross profit from generic and other sources decreased $1.7 million, or 39.5%, to $2.6 million in 2000 from $4.3 million in 1999.

Operating Costs and Expenses

     Total operating costs and expenses increased $55.4 million, or 60.0%, to $147.8 million in 2000 from $92.4 million in 1999. The increase was due to increases in the costs associated with our growth, particularly increases in our sales force due primarily to the acquisitions of Altace(R), Lorabid(R) and Medco.

     Cost of revenues increased $10.9 million, or 26.0%, to $52.8 million in 2000 from $41.9 million in 1999. The increase was due primarily to the costs associated with the acquisition of Lorabid(R) and our distribution of Nordette(R), Wycillin(R) and Bicillin(R) which began on June 22, 2000 before the consummation of our acquisition of the marketing rights to those products on July 7, 2000. As a percentage of total revenues, cost of revenues decreased from 27.1% in 2000 to 27.5% in 1999.

     Selling, general and administrative expenses increased $19.1 million, or 63.0%, to $49.4 million in 2000 from $30.3 million in 1999. The increase was primarily attributable to the hiring of additional sales representatives during the second half of 1999 and first part of 2000, as well as other personnel costs, marketing and sampling costs associated with the new branded product lines. As a percentage of total revenues, selling, general and administrative expenses increased to 25.4% in 2000 from 19.9% in 1999.

     Research and development costs increased $1.8 million, or 25%, to $9.0 million in 2000 from $7.2 million in 1999 due to increased research and development activities.

     Merger and restructuring costs of $20.8 million in 2000 were one-time charges incurred in connection with the acquisition of Medco.

     Depreciation and amortization expense increased $2.8 million, or 21.5%, to $15.8 million in 2000 from $13.0 million in 1999. This increase was primarily attributable to the amortization of the fixed assets and the intangible asset acquired in the acquisition of Lorabid(R).

Operating Income

     Operating income decreased $13.3 million, or 22.1%, to $46.8 million in 2000 from $60.1 million in 1999. This decrease was primarily due to increased revenues from the acquisition of branded products and revenue growth of certain branded pharmaceutical products offset by merger and restructuring one-time charges and other increased expenses described above. As a percentage of total revenues, operating income decreased to 24.0% in 2000 from 39.4% in 1999.

Interest Expense

     Interest expense decreased $1.9 million, or 7.3%, to $24.2 million in 2000 from $26.1 million in 1999, as a result of paying down the term loans used to finance, in part, the acquisitions of Altace(R) and Lorabid(R).

Income Tax Expense

     The effective tax rate in 2000 of 66.3% and 1999 of 36.2% was higher than the federal statutory rate of 35%. The effective tax rate for 2000 is primarily due to non-deductible merger and restructuring costs related to our merger with Medco.

Extraordinary Item

     During the second quarter of 2000, we repaid outstanding debt under our senior credit facility prior to maturity. The early repayment caused us to recognize an extraordinary loss of $4.7 million, net of related tax benefits of $2.8 million, from the write-off of certain deferred financing costs. During the first quarter of 1999, we repaid $75.0 million of Senior Subordinated Notes prior to maturity. The early repayment of the notes caused us to recognize an extraordinary loss of $705,000, net of related tax benefits of $445,000, from the write-off of certain deferred financing costs.

Net Income

     Due to the factors set forth above, net income decreased $18.7 million, or 85.0%, to $3.3 million in 1999 from $22.0 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

General

     Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded pharmaceutical products.

Six months ended June 30, 2000

     We generated net cash from operations of $22.7 million for the six months ended June 30, 2000. Our net cash provided from operations was primarily the result of $3.3 million in net income, adjusted for non-cash depreciation and amortization of $15.8 million and amortization of deferred financing costs of $1.0 million, a non-cash extraordinary loss of $4.7 million, an increase in accrued expenses of $685,000, and an increase in accounts payable and other long-term liabilities of $11.1 million and $25.0 million, respectively. Additionally, we decreased other assets and prepaid assets by $3.5 million and $1.2 million, respectively. An increase in accounts receivable of $13.6 million, an increase in inventory of $26.7 million and a decrease in income taxes payable of $3.5 million offset the items previously discussed.

     Investing activities provided cash flows of $46.2 million resulting from proceeds from sales of investment securities of $50.6 million and sales of property and equipment of $398,000, offset by purchases of property and equipment of $4.8 million.

     Cash flows used in financing activities was $16.1 million comprised principally of repayments of $59.0 million on the revolving credit facility and $228.5 million relating to term loans. These amounts were offset by $14.0 million in proceeds from the revolving credit facility, $17.8 million in proceeds from the exercise of employee stock options and $240.1 million in proceeds from the issuance of common stock.

Certain Indebtedness and Other Matters

     As of June 30, 2000, we had $294.4 million of long-term debt (including current portion) and we have available up to $100.0 million under our revolving credit facility. Of this amount, approximately $139.0 million was at variable rates based on LIBOR and the remainder at fixed rates. We have entered into $285.0 million of interest rate hedging transactions with a group of commercial banks to exchange our variable LIBOR for a fixed rate of interest. We have also entered into a $150.0 million interest rate hedging agreement to exchange our fixed interest rate for a variable LIBOR-based interest rate, with the LIBOR rate fixed for three years. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of June 30, 2000, we were in compliance with these covenants.

     In April 2000, we completed an offering of 4.0 million shares of common stock at a price of $41.38 per share. We received $165.4 million in net proceeds from the offering on April 25, 2000. On June 22, 2000 we sold American Home Products 1.9 million shares for $75.0 million. During the quarter we utilized $201.3 million of these proceeds as prepayments on our senior credit facility. After application of all prepayments and normal amortization, we have repaid the balance of the tranche A term loan and $139.4 million remains outstanding under the tranch B term loan. As a result of these prepayments, we have recorded an extraordinary charge related to the write-off of certain deferred financing costs.

     On July 7, 2000, we completed the acquisition of marketing rights in the United States and Puerto Rico to the Nordette(R), Bicillin(R), and Wycillin(R) product lines from American Home Products as contemplated by the co-promotion agreement for $200 million, financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to American Home Products, $37.5 million of the proceeds from the sale of stock to American Home Products, $25.0 million received in connection with the co-promotion agreement with American Home Products, $90.0 million from the Revolving Credit Facility and $12.5 million in cash from operations.

     We believe that existing credit facilities and cash expected to be generated from operations are sufficient to finance our current operations and working capital requirements. However, in the event we make significant future acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

     On July 13, 2000, we entered into a definitive agreement to merge with Jones Pharma Incorporated in a stock-for-stock transaction. Under the terms of the agreement, which has been approved by the boards of directors of both companies, holders of Jones common stock will be entitled to receive 1.125 shares of King common stock in exchange for each share of Jones common stock. Following the completion of the merger, G. Andrew Franz, Chief Operating Officer of Jones, will be joining King's board of directors, and will become

President and Chief Executive Officer of Jones, as a wholly owned subsidiary of King. The transaction is expected to be accounted for as a tax-free pooling of interests transaction. Closing of the transaction is subject to approval by the holders of a majority of the outstanding common stock of King and Jones at special shareholders meetings set for August 31, 2000.

     At present, we are actively pursuing acquisitions that may require the use of substantial capital resources. Except as described above, there are no present agreements or commitments with respect to any such acquisitions.

Capital Expenditures

     Capital expenditures, including capital lease obligations, were $4.8 million and $3.4 million for the six months ended June 30, 2000 and 1999, respectively. The principal capital expenditures included property and equipment purchases and building improvements. We expect that we may need to incur additional capital expenditures in connection with the maintenance and operation of our Parkedale facility. In addition, we expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy, and growth of our primary product Altace(R).

QUANTITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We use derivative instruments to manage our long-term interest rate exposure, rather than for trading purposes.

     As of June 30, 2000, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period. Subsequent to June 30, 2000, we terminated a $100.0 million interest rate swap as a result of the paydown of our variable rate debt. A gain of approximately $1.4 million will be recognized.

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

     On January 11, 2000, the State of Wisconsin Investment Board, whom we call SWIB, a Medco shareholder which held approximately 11.6% of the outstanding stock of Medco filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, against Medco and members of Medco's board of directors to enjoin the shareholder vote on the merger and the consummation of the merger. State of Wisconsin Investment Board v. Bartlett, et al., C.A. No. 17727. SWIB alleged, among other things, that the proxy materials filed by Medco failed to disclose all material information and included misleading statements regarding the transaction, its negotiation, and its approval by the Medco board of directors; that the Medco directors were not adequately informed and did not adequately inform themselves of all reasonably available information before recommending the transaction to Medco shareholders; and that the Medco directors were disloyal and committed waste in allegedly enabling one of the Medco directors to negotiate the transaction purportedly for his own benefit and in agreeing to terms that precluded what the complaint alleged were more beneficial alternative transactions. SWIB also moved for a preliminary injunction to enjoin the shareholder vote and the merger based on the claims asserted in its complaint. Medco and the other defendants denied all allegations and continue to deny them.

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

     A hearing on SWIB's petition to dismiss and for attorneys' fees and costs was held on June 26, 2000 in the Court of Chancery for the State of Delaware. As of August 11, 2000, no ruling has been issued.

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

     Other. Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. We are a defendant in 94 lawsuits which claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for SmithKline. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We expect to be named in additional lawsuits related to our production of the anorexigenic drug under contract for SmithKline.

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

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders on June 23, 2000, the shareholders voted on the following proposals with the results as indicated:

     1. Approved an amendment to the Charter to increase the number of authorized shares of common stock to 300,000,000.

     For:.......................................................  78,549,384
     Against:...................................................   5,363,649
     Abstention:................................................     117,763

     2. Elected three of its current directors to continue in office for a three-year terms as follows:

                                                                      WITHHOLD
                                                          FOR         AUTHORITY
                                                       ----------     ---------
     Joseph R. Gregory...............................  83,757,672      273,124
     Frank W. De Friece..............................  83,815,267      215,529
     Earnest W. Deavenport, Jr.......................  83,790,885      239,911

           Directors continuing in service include:  John M. Gregory, Jefferson
           J. Gregory, Ernest C. Bourne, D. Greg Rooker, Richard C. Williams,

     3. Ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants and auditors for 2000 as follows:

     For:.......................................................  83,983,021
     Against:...................................................      24,576
     Abstention:................................................      23,199

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS

     Exhibit No. Description

      (3.1) Amendment to Second Amended and Restated Charter of King
            Pharmaceuticals, Inc. effective June 27, 2000.

     (27.1) Financial Data Schedule (For SEC Use Only)

     (B) REPORTS ON FORM 8-K

     We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2000:

          (1) Current Report on Form 8-K filed April 20,2000 included under Item 5 the consent of PricewaterhouseCoopers LLP related to the incorporation by reference of its report dated February 25, 2000, except for the information in Note 20 for which the date is March 17, 2000, relating to the Supplementary Consolidated Financial Statements which appeared in the Prospectus Supplement dated April 19, 2000.

          (2) Current Report on Form 8-K filed April 21, 1000 included under
     Item 5 Supplementary Consolidated Financial Statements and accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations. The supplementary consolidated financial statements included were:

             (a) Report of Independent Accountants on Supplemenaty Consolidated Financial Statements

             (b) Supplementary Consolidated Balance Sheets as of December 31, 1998 and 1999

             (c) Supplementary Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

             (d) Supplementary Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999

             (e) Supplementary Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

             (f) Notes to Supplementary Consolidated Financial Statements.

          (3) Current Report on Form 8-K filed June 23, 2000 included under Item 5 restated consolidated financial statements for the years ended December 31, 1997, 1998 and 1999 which appeared in its Form 10-K for the fiscal year ended December 31, 1999 to reflect a three for two stock split effective June 21, 2000. The restated consolidated financial statements included were:

             (a) Report of Independent Accountants.

             (b) Consolidated Balance Sheets as of December 31, 1998 and 1999

             (c) Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

             (d) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999

             (e) Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

             (f) Notes to Consolidated Financial Statements.

          (4) Current Report on form 8-K filed June 30, 2000 included under Item 5 a report of the execution of a Co-Promotion Agreement, an Asset Purchase Agreement and a Stock and Note Purchase Agreement with American Home Products Corporation.

                                   SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

Date: August 11, 2000                                     By: /s/ JOHN M. GREGORY
                                                          ----------------------------------------------------
                                                                              John M. Gregory
                                                                    Chairman and Chief Executive Officer

Date: August 11, 2000                                     By: /s/ BRIAN G. SHRADER
                                                          ----------------------------------------------------
                                                                              Brian G. Shrader
                                                                          Chief Financial Officer