Form 10-Q
period 2000-09-30
KING PHARMACEUTICALS INC
filed 2000-11-14
CIK 1047699

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For The Quarterly Period Ended September 30, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to _____________

                           COMMISSION FILE NO. 0-24425

                           KING PHARMACEUTICALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              TENNESSEE                                 54-1684963
   (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

     501 FIFTH STREET, BRISTOL TN                         37620
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (423) 989-8000

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO .

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF NOVEMBER 10, 2000: 168,821,611

                          ITEM 1. FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                                           September 30,  December 31,
                                                                               2000           1999
                                                                            ----------     ----------
ASSETS

CURRENT ASSETS:
   Cash, cash equivalents, and short-term investments .................     $    8,047     $  131,723
   Investments ........................................................             --         80,229
   Trade accounts receivable, net of allowance for doubtful accounts of
    $3,407 at December 31, 1999 and $4,000 at September 30, 2000 ......        102,990         91,821
   Inventory ..........................................................         50,521         44,997
   Deferred income taxes ..............................................         16,709         18,198
   Prepaid expenses and other current assets ..........................         14,872         10,965
                                                                            ----------     ----------
         Total current assets .........................................        193,139        377,933

Property, plant and equipment, net ....................................        117,021        122,268
Investments ...........................................................             --         33,583
Intangible assets, net ................................................        799,390        621,356
Other assets ..........................................................         15,198         26,666
                                                                            ----------     ----------
         Total assets .................................................     $1,124,748     $1,181,806
                                                                            ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable ...................................................     $   32,786     $   28,942
   Accrued expenses ...................................................         76,435         61,497
   Income taxes payable ...............................................             --          9,225
   Current portion of long term debt ..................................          2,891         14,502
                                                                            ----------     ----------
         Total current liabilities ....................................        112,112        114,166

Long-term debt:
   Revolving credit facility ..........................................             --         45,000
   Term loans .........................................................         36,540        354,194
   Senior subordinated notes ..........................................        150,000        150,000
   Other ..............................................................          3,815          4,161
Deferred income taxes .................................................         16,545         17,773
Other liabilities .....................................................         29,755          1,500
                                                                            ----------     ----------
         Total liabilities ............................................        348,767        686,794
Commitments and contingencies (notes 5 and 7)
   Shareholders' equity ...............................................        775,981        495,012
                                                                            ----------     ----------
         Total liabilities and shareholders' equity ...................     $1,124,748     $1,181,806
                                                                            ==========     ==========



                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,             September 30,
                                                             ----------------------    ----------------------
                                                                2000         1999         2000         1999
                                                             ---------    ---------    ---------    ---------
Revenues:
  Net sales ..............................................   $ 153,412    $ 139,447    $ 422,492    $ 336,214
  Royalty revenues .......................................       9,219        9,210       32,090       25,713
                                                             ---------    ---------    ---------    ---------
       Total revenues ....................................     162,631      148,657      454,582      361,927
                                                             ---------    ---------    ---------    ---------
Operating costs and expenses:
  Cost of revenues .......................................      33,653       42,581      100,183       92,483
  Selling, general and administrative ....................      30,219       29,859       91,215       75,110
  Depreciation and amortization ..........................      12,748        9,124       34,531       26,883
  Research and development ...............................       6,019        3,013       15,700        7,575
  Royalty expense ........................................       2,533        2,266        7,050        6,059
  Nonrecurring charge - cost of revenues - inventory
    write-off ............................................      28,722           --       28,722           --
  Nonrecurring charge - research and development .........       6,107           --        6,107           --
  Merger, restructuring, and other nonrecurring charges ..      57,314           --       79,608           --
                                                             ---------    ---------    ---------    ---------
       Total operating costs and expenses ................     177,315       86,843      363,116      208,110
                                                             ---------    ---------    ---------    ---------
  Operating income(loss) .................................     (14,684)      61,814       91,466      153,817
                                                             ---------    ---------    ---------    ---------
Other income (expense):
  Interest income ........................................       3,105        2,746       10,109        7,354
  Interest expense .......................................      (9,684)     (14,536)     (33,840)     (40,598)
  Other, net .............................................       2,285         (133)       2,171         (207)
                                                             ---------    ---------    ---------    ---------
       Total other income (expense) ......................      (4,294)     (11,923)     (21,560)     (33,451)
                                                             ---------    ---------    ---------    ---------
Income (loss) before income taxes and extraordinary item .     (18,978)      49,891       69,906      120,366
  Income tax expense .....................................        (805)     (18,947)     (42,381)     (45,368)
                                                             ---------    ---------    ---------    ---------
Income (loss) before extraordinary item ..................     (19,783)      30,944       27,525       74,998

  Extraordinary item, net of taxes of $1,500 for the three
    month period ending September 30, 2000 and $4,494
    and $445 for the nine month periods ending
    September 30, 2000 and 1999 ..........................      (2,561)          --       (7,246)        (705)
                                                             ---------    ---------    ---------    ---------
Net income (loss) ........................................   $ (22,344)   $  30,944    $  20,279    $  74,293
                                                             =========    =========    =========    =========
Income (loss) per common share:
       Basic:
                Income (loss) before extraordinary item ..   $   (0.12)   $    0.20    $    0.17    $    0.48
                Extraordinary item .......................       (0.02)          --        (0.04)          --
                                                             ---------    ---------    ---------    ---------
                Net income (loss) ........................   $   (0.14)   $    0.20    $    0.13    $    0.48
                                                             =========    =========    =========    =========
       Diluted:
                Income (loss) before extraordinary item ..   $   (0.12)   $    0.20    $    0.17    $    0.47
                Extraordinary item .......................       (0.02)          --        (0.04)          --
                                                             ---------    ---------    ---------    ---------
                Net income (loss) ........................   $   (0.14)   $    0.20    $    0.13    $    0.47
                                                             =========    =========    =========    =========

                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                        (In thousands, except share data)

                                                                                            Unrealized
                                                                                Retained     Loss on
                                                   Shares          Amount       Earnings    Securities    Total
                                               ------------      ---------      ---------   ----------   ---------
Balance at December 31, 1999 .............      132,444,175      $ 228,211      $ 266,895      $(94)     $ 495,012
Three-for-two stock split declared
  February 3, 2000 - Jones ...............       23,992,412             --             --        --             --
Exercise of stock options ................        1,615,792         22,820             --        --         22,820
Shares tendered in payment
  of option exercise price ...............          (27,903)           (27)            --        --            (27)
Amortization of unearned
  compensation ...........................               --             72             --        --             72
Cash dividend paid - Jones ...............               --             --         (2,619)       --         (2,619)
Net change in unrealized losses on
  marketable securities, net of
  tax ....................................               --             --             --        94             94
April 19, 2000 issuance of common
  shares, net of $170 expenses ...........        6,000,000        165,350             --        --        165,350
June 22, 2000 issuance of common
  shares .................................        1,928,021         75,000             --        --         75,000
Net income ...............................               --             --         20,279        --         20,279
                                               ------------      ---------      ---------      ----      ---------
Balance at September 30, 2000                   165,952,497      $ 491,426      $ 284,555      $ --      $ 775,981
                                                ===========      =========      =========      ====      =========


                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                        (In thousands, except share data)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                         ----------------------
                                                                                            2000         1999
                                                                                         ---------    ---------
Cash flows from operating activities .................................................      92,854       84,913

Cash flows from investing activities:
     Purchase of investment securities ...............................................    (142,922)     (21,153)
     Proceeds from maturity and sale of investment securities ........................     258,020       17,000
     Purchases of property, plant and equipment ......................................     (13,116)      (7,143)
     Product acquisitions ............................................................    (204,000)     (91,650)
     Proceeds from sale of assets ....................................................         441           20
                                                                                         ---------    ---------
         Net cash (used in) investing activities .....................................    (101,577)    (102,926)
                                                                                         ---------    ---------
Cash flows from financing activities:
     Proceeds from revolving credit facility .........................................     114,000       87,000
     Payments on revolving credit facility ...........................................    (159,000)     (26,000)
     Proceeds from issuance of common shares and exercise of stock options, net ......     263,157        1,630
     Proceeds from exercise of warrants ..............................................          --          540
     Payments of cash dividends ......................................................      (2,619)      (2,957)
     Purchase of stock held in treasury ..............................................          --       (4,456)
     Proceeds from long-term debt and capital lease obligations ......................          --           81
     Payments on other long-term debt and capital lease obligations ..................    (354,641)     (58,010)
     Repayment of senior subordinated seller notes ...................................          --      (75,000)
     Proceeds of senior subordinated notes ...........................................          --      150,000
     Proceeds from bridge loan facility ..............................................      25,000           --
     Proceeds from seller note .......................................................      25,000           --
     Payment of seller note ..........................................................     (25,000)          --
     Debt issuance costs .............................................................        (850)      (6,746)
     Other ...........................................................................          --          167
                                                                                         ---------    ---------
         Net cash (used in) provided by financing activities .........................    (114,953)      66,249
                                                                                         ---------    ---------
Increase (decrease) in cash ..........................................................    (123,676)      48,236
Cash, cash equivalents and short-term investments, beginning of period ...............      131,723      128,646
                                                                                         ---------    ---------
Cash, cash equivalents and short-term investments, end of period .....................   $   8,047    $ 176,882
                                                                                         =========    =========

                             See accompanying notes.

                           KING PHARMACEUTICALS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           September 30, 2000 and 1999
                      (In thousands, except per share data)

1.       GENERAL

         The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and its Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2000. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain reclassifications of financial information have been made for comparative purposes.

         These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Medco Research, Inc. (acquired February 25, 2000 and renamed "King Pharmaceuticals Research and Development, Inc." effective November 1, 2000), Jones Pharma Incorporated (acquired August 31, 2000) and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

         Accumulated other comprehensive income was $20,373 for the nine months ended September 30, 2000.

2.       NEW ACCOUNTING PRONOUNCEMENTS

         In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Financial Accounting Standards Board delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay published as SFAS No. 137, applies to quarterly and annual financial statements. The Company is evaluating the provisions of SFAS No. 133, but does not anticipate its adoption to have a material impact on financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which clarifies accounting and reporting standards for revenue recognition. As a result of a deferral of the effective date, SAB 101 will be effective for the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not believe that SAB 101 will have a material impact on its financial position or results of operations.

3.       EQUITY

         A. Earnings per share

         The basic and diluted income before extraordinary item per common share was determined as follows:

                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                               -------------------------     ------------------------
                                                                  2000            1999          2000          1999
                                                               -----------      --------     ---------      ---------
         Income(loss) from operations before
            extraordinary item ...........................     $   (19,783)     $ 30,944     $  27,525      $  74,998
         Extraordinary item ..............................          (2,561)           --        (7,246)          (705)
                                                               -----------      --------     ---------      ---------
         Net Income(loss) ................................     $   (22,344)     $ 30,944     $  20,279      $  74,293
                                                               ===========      ========     =========      =========
         Income(loss) per common share:
         Basic:     Income(loss) before extraordinary item     $     (0.12)     $   0.20     $    0.17      $    0.48
                    Extraordinary item ...................           (0.02)           --         (0.04)            --
                                                               -----------      --------     ---------      ---------
                    Net Income(loss) .....................     $     (0.14)     $   0.20     $    0.13      $    0.48
                                                               ===========      ========     =========      =========
         Diluted:   Income(loss) before extraordinary item     $     (0.12)     $   0.20     $    0.17      $    0.47
                    Extraordinary item ...................           (0.02)           --         (0.04)            --
                                                               -----------      --------     ---------      ---------
                    Net Income(loss) .....................     $     (0.14)     $   0.20     $    0.13      $    0.47
                                                               ===========      ========     =========      =========
         Basic income per common share:
              Weighted average common shares .............         165,738       155,857       161,463        155,722

         Diluted income per common share:
              Weighted average common shares .............         165,738       155,857       161,463        155,722
              Effect of stock options ....................             - *         2,849         3,604          2,580
                                                               -----------      --------     ---------      ---------
              Weighted average common shares plus
                  assumed conversions ....................         165,738       158,706       165,067        158,302
                                                               ===========      ========     =========      =========

         *Options to purchase 3,846 shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive and would have reduced the loss per share.

         B. STOCK SPLIT

         On June 2, 2000, the Company's Board of Directors declared a three for two stock split for shareholders of record as of June 12, 2000, distributed June 21, 2000. The stock split has been reflected in all share data contained in these financial statements prior to the date of the split.

         C. AUTHORIZED COMMON STOCK

         On June 23, 2000, the shareholders approved at their annual meeting an amendment to the Second Amended and Restated Charter to increase the number of authorized shares of common stock to 300 million.

4.       INVENTORIES

         Inventory consists of the following:

                                                                   September 30,    December 31,
                                                                       2000             1999
                                                                      -------          -------
         Finished goods (including $7,625 and
           $3,810 of sample inventory, respectively).............     $41,153          $25,649
         Work-in-process.........................................       2,306            7,580
         Raw materials ..........................................       7,062           11,768
                                                                      -------          -------
                                                                      $50,521          $44,997
                                                                      =======          =======

5.       MERGERS, RESTRUCTURING AND NONRECURRING CHARGES

         A. Merger with Medco

         On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco") by exchanging 7,221 (10,831 post-split) shares of its common stock for all of the common stock of Medco. Each share of Medco was exchanged for .6757 (1.01355 for 1 post-split) of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange rate into options to purchase approximately 695 (1,042 post-split) shares of King common stock. In February 2000, the Company paid $2,823 to a director for services performed in connection with the successful completion of the merger.

         The Medco merger has been accounted for as a pooling of interests. In connection with this transaction the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred, the actual cash payments made and the remaining accrued balances at September 30, 2000 are summarized below:

                                                               ACTIVITY       ACCRUED
                                                  INCOME       THROUGH      BALANCE AT
                                                STATEMENT    September 30,  September 30,
                                                  IMPACT         2000          2000
                                                  -------       -------       ------
         Transaction costs ................       $14,389       $13,589       $  800
         Employee costs and other .........         6,400         5,961          439
                                                  -------       -------       ------
         Total ............................       $20,789       $19,550       $1,239
                                                  =======       =======       ======

         B. Merger with Jones

         On August 31, 2000, the Company completed a merger with Jones Pharma Incorporated ("Jones") by exchanging 73,770 shares of its common stock for all of the common stock of Jones. Each share of Jones was exchanged for 1.125 shares of King common stock. In addition, outstanding Jones stock options were converted at the same exchange rate into options to purchase approximately 4,024 shares of King common stock.

         The Jones merger has been accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $36.8 million. The types of costs incurred, the actual cash payments made and the remaining accrued balances at September 30, 2000 are summarized below:

                                                               ACTIVITY       ACCRUED
                                                  INCOME       THROUGH      BALANCE AT
                                                STATEMENT    September 30,  September 30,
                                                  IMPACT         2000          2000
                                                  -------       -------       ------
         Transaction costs ................       $21,484       $20,605       $  879
         Employee costs, including
              severance and acceleration of
              vesting of options ..........        10,096         2,149        7,947
         Contract terminations ............         3,661         3,661           --
         Other ............................            76            66           10
                                                  -------       -------       ------
         Total ............................       $35,317       $26,481       $8,836
                                                  =======       =======       ======

         The following information presents certain unaudited financial statement data of the separate companies as of the three and nine months ended September 30, 2000 and 1999.

                           Three Months Ended       Nine Months Ended
                              September 30,            September 30,
                          ---------------------   ---------------------
                             2000        1999        2000        1999
                          ---------    --------   ---------    --------
         Net revenues:
              King ....   $ 102,362    $104,909   $ 274,076    $240,914
              Medco ...       9,219       9,210      32,090      25,713
              Jones ...      51,050      34,538     148,416      95,300
                          ---------    --------   ---------    --------
                  Total   $ 162,631    $148,657   $ 454,582    $361,927
                          =========    ========   =========    ========
         Net income:
              King ....   $ (28,838)   $ 15,079    $(22,298)   $ 30,962
              Medco ...      (2,792)      3,318      (6,017)      9,421
              Jones ...       9,286      12,547      48,594      33,910
                          ---------    --------   ---------    --------
                  Total   $ (22,344)   $ 30,944   $  20,279    $ 74,293
                          =========    ========   =========    ========

                                     As of             As of
                                  December 31,     September 30,
                                      1999             2000
                                   ----------       ----------
         Total assets:
             King ..........       $  805,689       $  756,074
             Medco .........           75,652           13,314
             Jones .........          300,465          355,360
                                   ----------       ----------
                 Total .....       $1,181,806       $1,124,748
                                   ==========       ==========

         C. Discontinuance of Fluogen(R) product

         On September 27, 2000 the Company received written notification from the FDA that it would not be allowed to distribute Fluogen(R), an influenza vaccine, during 2000. Consequently, the Company decided to permanently discontinue the manufacturing and distribution of Fluogen(R). The FDA notification and the Company's decision to discontinue Fluogen(R) resulted in a charge of $52.4 million in the third quarter of fiscal 2000. The types of costs incurred and the actual activity and balance at September 30, 2000 are summarized below:

                                                               ACTIVITY       ACCRUED
                                                  INCOME       THROUGH      BALANCE AT
                                                STATEMENT    September 30,  September 30,
                                                  IMPACT         2000          2000
                                                  -------       -------       ------
         Inventory write-off ..............       $28,722       $28,722       $   --
         Employee costs, including
             severance and acceleration
             of vesting of options ........         6,505            --        6,505
         Goodwill impairment ..............         5,055         5,055           --
         Asset impairment .................         9,910         9,910           --
         Contractual commitments
              and cleanup activities ......         2,106            --        2,106
                                                  -------       -------       ------
         Total ............................       $52,298       $43,687       $8,611
                                                  =======       =======       ======

         D. Discontinuance of Pallacor(TM) Research and Development Efforts

         In September 2000 management decided to discontinue the research and development efforts relating to Pallacor(TM) due to its inability to out license rights to the product and its assessment of significant projected research and development costs relative to the likelihood of the project's success. At September 30, 2000 the Company has accrued $6.1 million for all estimated remaining contractual commitments relating to this decision.

6.       ACQUISITIONS

         On June 22, 2000, the Company entered into a co-promotion agreement with the Wyeth-Ayerst division of American Home Products Corporation related to the marketing of Altace(R) in the United States and Puerto Rico. In addition, the co-promotion agreement transferred sales rights of Nordette(R), Wycillin(R) and Bicillin(R) to the Company. Subsequently, on July 7, 2000, the Company completed the acquisition of marketing rights in the United States and Puerto Rico to the Nordette(R), Bicillin(R), and Wycillin(R) product lines from American Home Products for $200.0 million as contemplated by the co-promotion agreement, plus assumed liabilities of $3.0 million.

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

         On August 19, 1999 the Company acquired the antibiotic Lorabid(R) in the United States and Puerto Rico from Eli Lilly and Company for a purchase price of $91.7 million, including acquisition costs plus sales performance milestones that could bring the total value of the deal to $158.0 million.

         The following unaudited pro forma summary presents the financial information as if the acquisition of the Nordette(R), Wycillin(R), Bicillin(R), and Lorabid(R), product lines had occurred as of January 1, 1999. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1999, nor is it indicative of future results.

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,
                                           --------------------------   -------------------------
                                               2000           1999          2000          1999
                                           -----------    -----------   -----------   -----------
         Net revenues ..................   $   162,631    $   164,397   $   486,258   $   434,536
                                           -----------    -----------   -----------   -----------
         Net income (loss) .............   $   (22,344)   $    32,281   $    29,230   $    87,299
                                           -----------    -----------   -----------   -----------
         Basic income per common share .   $     (0.14)   $      0.21   $      0.18   $      0.56
                                           -----------    -----------   -----------   -----------
         Diluted income per common share   $     (0.14)   $      0.20   $      0.18   $      0.55
                                           -----------    -----------   -----------   -----------

7.       CONTINGENCIES

         Fen/Phen Litigation:

         Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in more than 75 lawsuits which claim damages for personal injury arising from the Company's production of phentermine, an anorexigenic drug, under contract for SmithKline Beecham Corporation. The Company expects to be named in additional lawsuits related to the Company's production of phentermine under contract for SmithKline. The Company no longer manufactures phentermine for SmithKline.

         While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by SmithKline for which it manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that SmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuits and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage.

         In addition, Jones, a wholly-owned subsidiary of the Company, is a defendant in more than two thousand five hundred multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including other manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals by Jones, was a distributor of Obenix(R), its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

         Jones denies any liability incident to the distribution of Obenix(R) or its generic phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending these suits. The lawsuits are in various stages of litigation, and it is too early to determine what, if any, liability Jones will have with respect to the claims set forth in these lawsuits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. Management of the Company and Jones does not believe that the outcome of these lawsuits will have a material adverse effect on the Company's business, financial condition, results of operations or cash flow.

         State of Wisconsin Investment Board:

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

         After Medco distributed a supplemental proxy statement on January 31, 2000 and the court postponed the February 10, 2000 vote on the merger agreement for 15 days to allow shareholders sufficient time to consider the supplemental disclosures, the court rejected SWIB's claims in a February 24, 2000 Memorandum Opinion and denied preliminary injunctive relief because SWIB had not shown a reasonable likelihood of success following trial on the merits. The court made a number of preliminary findings, including that the Medco board of directors properly delegated to one of its directors the responsibility to negotiate the merger; that the payment of the negotiating fee was a proper exercise of business judgment and did not constitute waste; that the other merger provisions were also valid; that the Medco directors were adequately informed of all material information reasonably available to them prior to approving the merger agreement; that the Medco directors acted independently and in good faith to benefit the economic interests of the Medco shareholders; that the alleged omissions in the proxy statements were not material; and that the Medco board of directors fully met its duty of complete disclosure with respect to the transaction.

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

         A hearing on SWIB's petition to dismiss and for attorneys' fees and costs was held on June 26, 2000 in the Court of Chancery for the State of Delaware. No ruling has yet been issued.

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

         Other:

         The FDA announced in an August 14, 1997 Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDAs). After August 14, 2001, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action including, among other actions, withdrawal of the product. Levoxyl(R), since it was marketed prior to the date of this notice, will continue to be eligible for marketing until August 14, 2001. The Company has submitted the requisite NDA and the FDA has acknowledged its filing. The NDA is pending review by the FDA.

         The Company is involved in various routine legal proceedings incident to the ordinary course of its business. Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse affect on the Company's consolidated financial position, results of operations, or cash flow.

8.       LONG-TERM DEBT

         On April 19, 2000, the Company completed an offering of 6,000 shares of common stock, at a price of $27.59 per share. The Company received net proceeds from the underwriter of $165.4 million on April 25, 2000. On April 28, 2000, after giving the required notice to the Administrative Agent, the Company prepaid $143.8 million of its Senior Credit Facility. On June 22, 2000, the Company issued 1,928 shares of common stock to a third party in connection with the Altace(R) co-promotion agreement. Of the net proceeds of $75 million, $37.5 million was used to make a mandatory prepayment against the outstanding term loans as required by the Senior Credit Facility.

In addition, the Company used existing cash and short term investments from the Jones merger to prepay an additional $126,000 in the third quarter of 2000 relating to its Senior Credit Facility.

As a result of these prepayments, during the three months and nine months ended September 30, 2000, an extraordinary charge of $2.6 million and $7.2 million, net of related tax benefits, associated with the write-off of certain unamortized deferred financing costs was recorded.

As of September 30, 2000 the Company has $100.0 million of availability under the Senior Credit Facility.

Long-term debt consists of the following:

                                                    September 30,  December 31,
                                                        2000           1999
                                                      --------       --------
         Revolving credit facility.............       $     --       $ 45,000
         Tranche A ............................             --         97,235
         Tranche B ............................         12,951        269,921
         Senior subordinated notes.............        150,000        150,000
         Other ................................         30,295          5,701
                                                      --------       --------
           Total ..............................        193,246        567,857
           Less current portion ...............          2,891         14,502
                                                      --------       --------
                                                      $190,355       $553,355
                                                      ========       ========

9.       SEGMENT REPORTING

         The Company's business is classified into three reportable segments; Branded Pharmaceutical, Contract Manufacturing and Licensed Products. Branded Pharmaceutical includes a variety of branded prescription products over five therapeutic areas, including cardiovascular, anti-infective, vaccines and biologicals, thyroid-disorder drugs, and women's health products. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing process, method of distribution, and type of customer. Licensed Products represents the licensed manufacturing and marketing rights to some of the Company's products to corporate partners in exchange for royalty payments on future product sales. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. The classification all other primarily includes generic pharmaceutical and development services.

         The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

         The following represents selected information for the Company's operating segments for the periods indicated:

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,             September 30,
                                                ----------------------    ----------------------
                                                  2000          1999        2000         1999
                                                ---------    ---------    ---------    ---------
         Total Revenues:
              Branded pharmaceutical ........   $ 141,612    $ 127,570    $ 383,267    $ 300,369
              Licensed products .............       9,219        9,210       32,090       25,713
              Contract manufacturing ........      14,663       26,256       47,428       51,973
              All other .....................         848        2,335        6,102        8,814
              Eliminations ..................      (3,711)     (16,714)     (14,305)     (24,942)
                                                ---------    ---------    ---------    ---------
                  Consolidated total revenues   $ 162,631    $ 148,657    $ 454,582    $ 361,927
                                                =========    =========    =========    =========
         Gross profit (loss):
              Branded pharmaceutical ........   $ 117,136    $  95,820    $ 312,573    $ 238,540
              Licensed products .............       7,305        7,399       26,669       20,994
              Contract manufacturing ........       1,830         (566)       5,360       (1,583)
              All other .....................         174        1,157        2,747        5,434
                                                ---------    ---------    ---------    ---------
                  Consolidated gross profit .   $ 126,445    $ 103,810    $ 347,349    $ 263,385
                                                =========    =========    =========    =========

                                                As of              As of
                                             September 30,       December 31,
                                                 2000               1999
                                              -----------        -----------
         Total assets:
              Branded pharmaceutical ..       $   974,468        $   937,690
              Licensed products .......            13,314             77,162
              Contract manufacturing ..           139,059            168,484
              All other ...............               751              1,070
              Eliminations ............            (2,844)            (2,600)
                                              -----------        -----------
              Consolidated total assets       $ 1,124,748        $ 1,181,806
                                              ===========        ===========

10.      OTHER INCOME

         Included in other income for the three months and nine months ended September 30, 2000, is $2.5 million related gains on interest swap contracts which have been terminated or no longer hedge outstanding indebtedness.

11.      GUARANTOR FINANCIAL STATEMENTS

         The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Medco Research, Inc., Parkedale Pharmaceuticals, Inc., Jones Pharma Incorporated and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000, 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidated/combined financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the notes.

                             GUARANTOR SUBSIDIARIES
                        CONDENSED COMBINED BALANCE SHEETS
                                  (UNAUDITED)
                                 (In thousands)

                                                                             September 30,   December 31,
                                                                                  2000           1999
                                                                                --------       --------
                ASSETS
         Current assets:
                Cash and cash equivalents ...............................       $     --       $123,272
                Investments .............................................             --         80,229
                Trade accounts receivable ...............................         95,267         85,988
                Inventory ...............................................         45,986         39,020
                Deferred income taxes ...................................          2,794          4,162
                Prepaid expenses and other current assets ...............          2,029          7,904
                                                                                --------       --------
         Total current assets ...........................................        146,076        340,575

         Property, plant and equipment, net .............................         93,477         99,776
         Intangible assets, net .........................................        375,678        183,117
         Other assets ...................................................          7,583          8,851
         Investments ....................................................             --         33,583
                                                                                --------       --------
         Total assets ...................................................       $622,814       $665,902
                                                                                ========       ========

                LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities:
         Current portion of long-term debt ..............................       $     27       $     27
                Accounts payable ........................................         28,008         33,532
                Accrued expenses and other liabilities ..................         68,246         44,694
                Income taxes payable ....................................         21,363          9,224
                                                                                --------       --------
         Total current liabilities ......................................        117,644         87,477

         Long-term debt .................................................             22             42
         Other long-term liabilities ....................................          1,872          1,500
         Intercompany payable ...........................................             --         57,290
         Deferred income taxes ..........................................          2,398          5,135
                                                                                --------       --------
         Total Liabilities ..............................................        121,936        151,444

         Shareholders' equity ...........................................        500,878        514,458
                                                                                --------       --------

         Total liabilities and shareholders' equity .....................       $622,814       $665,902
                                                                                ========       ========

                             GUARANTOR SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                 (In thousands)

                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                  ----------------------    ----------------------
                                                     2000         1999         2000         1999
                                                  ---------    ---------    ---------    ---------
Revenues:
         Total net revenues ...................   $ 162,358    $ 160,310    $ 453,048    $ 370,047
                                                  ---------    ---------    ---------    ---------
Operating costs and expenses:
  Cost of revenues ............................      33,709       55,037      102,482      104,418
  Selling, general and administrative .........      28,384       24,712       86,379       63,091
  Royalty expense .............................       1,914        3,154        5,421        7,881
  Depreciation and amortization ...............       5,464        4,641       11,270       19,184
  Research and development expense ............       5,704        3,013       14,908        7,575
  Nonrecurring charge cost of revenues -
    inventory write-off .......................      28,722           --       28,722           --
  Non-recurring - research and development ....       6,107           --        6,107           --
  Merger, restructuring and other
    non-recurring charges .....................      39,661           --       57,342           --
                                                  ---------    ---------    ---------    ---------
         Total operating costs and expenses ...     149,665       90,557      312,631      202,149
                                                  ---------    ---------    ---------    ---------
  Operating income.............................      12,693       69,753      140,417      167,898
                                                  ---------    ---------    ---------    ---------
Other income (expense):
  Interest income .............................       2,720        2,644        9,129        7,188
  Other, net ..................................      (2,073)        (152)      (4,460)        (260)
                                                  ---------    ---------    ---------    ---------
         Total other income ...................         647        2,492        4,669        6,928
                                                  ---------    ---------    ---------    ---------
Income before income taxes ....................      13,340       72,245      145,086      174,826
Income tax expense ............................       9,296       27,763       49,242       67,014
                                                  ---------    ---------    ---------    ---------
Net income.....................................   $   4,044    $  44,482    $  95,844    $ 107,812
                                                  =========    =========    =========    =========

                             GUARANTOR SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                 Nine Months Ended
                                                                    September 30,
                                                               ----------------------
                                                                  2000         1999
                                                               ---------    ---------
Net cash provided by operating activities ..................   $ 141,245    $  94,571
                                                               ---------    ---------
Cash flows from investing activities:
     Purchase of investment securities .....................    (142,922)          --
     Proceeds from maturity and sale of investments ........     258,020           --
     Proceeds from sale of property and equipment ..........          43           --
     Product acquisition ...................................    (204,000)
     Purchases of intangible assets ........................          --       (9,036)
     Purchases of property and equipment ...................      (9,973)     (5,516)
                                                               ---------    ---------
         Net cash (used in) investing activities ...........     (98,832)     (14,552)
                                                               ---------    ---------
Cash flows from financing activities:
     Intercompany liability ................................     (59,602)          --
     Proceeds from exercise of stock options and warrants ..       3,166        2,170
     Payments of cash dividends ............................      (2,619)      (2,957)
     Purchase of stock held in treasury ....................          --       (4,456)
     Increase(decrease) in inter-company payable ...........    (106,610)     (36,373)
     Increase(decrease) in long-term debt ..................         (20)          75
                                                               ---------    ---------
         Net cash (used in) financing activities ...........    (165,685)     (41,541)
                                                               ---------    ---------
Change in cash and cash equivalents ........................    (123,272)      38,478
Cash and cash equivalents, beginning of period .............     123,272      127,487
                                                               ---------    ---------
Cash and cash equivalents, end of period ...................   $      --    $ 165,965
                                                               =========    =========

12.      SUBSEQUENT EVENTS

         On October 20, 2000, the Company issued 2,703 shares of common stock and received net proceeds of $109.5 million, of which $57.9 million was used to reduce debt and the remainder was invested in short-term investments.

         In November 2000, the Company received $50.0 million from American Home Products in accordance with the co-promotion agreement. These proceeds have been invested in short-term investments.

                         PART I - FINANCIAL INFORMATION
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. These forward-looking statements involve certain significant risks and uncertainties, and actual results may differ materially from the forward-looking statements. Some important factors which may cause results to differ include: our significant leverage and debt service requirements, dependence on our ability to continue to acquire branded products, dependence on sales of our products, management of our growth and integration of our acquisitions. Other important factors that may cause actual results to differ materially from the forward-looking statements are discussed in various sections of our Annual Report on Form 10-K for the year ended December 31, 1999 and Form 8-K filed October 19, 2000, which are on file with the Securities and Exchange Commission. We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized. The following presentation of management's discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes thereto.

                  ********************************************

OVERVIEW

         We are a vertically integrated pharmaceutical company that researches, develops, manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of over 400 representatives and co-promotion arrangements, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, pediatricians and hospitals across the country.

         Our primary business strategy is to acquire established branded pharmaceutical products and to increase their sales through focused marketing and promotion, life cycle management as well as by securing new indications, developing product line extensions and devising new formulations or dosages. In pursuing acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also seek attractive company acquisitions that add products or product pipelines, technologies or sales and marketing capabilities to our key therapeutic areas. These activities are attractive to us because they may expand the market for our branded pharmaceutical products, provide market exclusivity or sales levels that do not attract significant competition. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Warner-Lambert Company, Centocor, Inc., Genetics Institute, Inc. and Hoffman-La Roche Inc.

         Our branded pharmaceutical products can be divided primarily into five therapeutic areas: (i) cardiovascular (including Altace(R), Thalitone(R) and Procanbid(R)), (ii) anti-infectives (including Lorabid(R), Bicillin(R), Cortisporin(R), Neosporin(R) and Coly-Mycin M(R)), (iii) vaccines and biologicals (including Bicillin(R) Thrombin-JMI(R) and Aplisol(R)), (iv) thyroid-disorder drugs (including Levoxyl(R), Tapazole(R), Cytomel(R), and Triostat(R)), and (v) women's health (including Menest(R),Nordette(R) and Pitocin(R)). Most of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of well-recognized prescription brand names includes, among others, Altace(R), Lorabid(R), Neosporin(R), Cortisporin(R), Bicillin(R), Levoxyl(R), Tapazole(R), Cytomel(R), Menest(R), Nordette(R), Pitocin(R), and Anusol-HC(R).

         We acquired from Glaxo Wellcome the Cortisporin(R) product line in March 1997, the Viroptic(R) product line in May 1997 and six additional branded products, including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R) in November 1997 (the "Glaxo Acquisition").

         In June 1997, through Jones Pharma Incorporated discussed below, we acquired Cytomel(R) and Triostat(R) from SmithKline Beecham Corporation for a purchase price of $22.8 million. In connection with the acquisition, we entered into manufacturing agreements for the supply of both products.

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

         In December 1998 we acquired from Hoechst Marion Roussel, Inc., ("HMR") predecessor to Aventis, for $362.5 million the United States rights to Altace(R), an Angiotensin Converting Enzyme ("ACE") inhibitor, HMR's worldwide rights to Silvadene(R) and HMR's worldwide rights to AVC(TM), (the "Altace Acquisition"). Aventis currently manufactures Altace(R) for us.

         In August 1999, we acquired the antibiotic Lorabid(R) from Eli Lilly and Company for $91.7 million including acquisition costs plus sales performance milestones that could bring the total value of the deal to $158.0 million. The final contingent payment will be made if we achieve $140.0 million in annual net sales of Lorabid(R). As part of the agreement, we acquired or licensed all of Lilly's rights in the United States and Puerto Rico to Lorabid(R), including Lorabid(R)'s new drug applications, investigational new drug applications, and certain patents and associated United States copyright and trademark material. Lilly manufactures Lorabid(R) for us. Lorabid(R) has United States patent protection through December 31, 2005.

         On February 25, 2000, we acquired Medco in an all stock transaction accounted for as a pooling of interests valued at approximately $366 million. Medco is now one of our wholly owned subsidiaries and, effective November 1, 2000, was renamed "King Pharmaceuticals Research and Development, Inc." We exchanged approximately 10.8 million shares of King common stock for all of the outstanding shares of Medco. Each share of Medco was exchanged for 1.01355 share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange ratio to purchase approximately 1.0 million shares of King common stock. Medco is engaged in the development and global commercialization of cardiovascular medicines and adenosine-receptor technologies. Medco's products and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents. Medco then sponsors and directs any additional preclinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. Historically Medco has licensed the manufacturing and marketing rights to its products to corporate partners in exchange for licensing fees and royalty payments on future sales. A portion of the formulation development, as well as microbiology, chemistry, manufacturing and controls information, are typically provided by Medco's licensed corporate partner, and Medco then submits to the United States Food and Drug Administration ("FDA"), a New Drug Application ("NDA") to obtain the FDA's clearance to market the drug. Medco has successfully developed two adenosine-based products, Adenocard(R) and Adenoscan(R). The NDAs for Adenocard(R) and Adenoscan(R) are held by Fujisawa Healthcare, Inc. and Medco receives a royalty based on the sales of the products.

         On June 23, 2000, we entered into a co-promotion agreement with the Wyeth-Ayerst division of American Home Products Corporation to market Altace(R), an ACE inhibitor, in the United States and Puerto Rico. Subject to the terms of the co-promotion agreement, we will pay American Home Products an annual fee based on a percentage of net sales in exchange for its marketing efforts. Additionally, American Home Products purchased $75.0 million of our common stock and paid us $25.0 million in cash upon execution of the co-promotion agreement. American Home Products paid us an additional $50.0 million in November 2000 as a result of the FDA's final approval of new indications for Altace(R) approved by the FDA on October 5, 2000.

         On July 7, 2000, we completed the acquisition of United States marketing rights to the Nordette(R), Bicillin(R), and Wycillin(R) product lines from American Home Products as contemplated by the co-promotion agreement discussed above valued at $200 million, plus the assumption of certain liabilities, financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to American Home Products, $37.5 million of the proceeds from the sale of stock to American Home Products, $25.0 million received in connection with the co-promotion agreement with American Home Products, $90.0 million from the revolving credit facility, and $12.5 million in cash from operations.

         On August 31, 2000, we acquired Jones Pharma Incorporated in an all stock transaction accounted for as a tax-free pooling of interests for approximately $2.4 billion. Jones is now one of our wholly-owned subsidiaries. We exchanged approximately 74.0 million shares of King common stock for all of the outstanding shares of Jones. Each share of Jones was exchanged for 1.125 shares of King common stock. In addition, outstanding Jones stock options were converted at the same exchange ratio to purchase approximately 4.0 million shares of King common stock. Jones was an emerging specialty pharmaceutical company with a national sales force of approximately 120 dedicated sales representatives who promoted Jones' products throughout the United States. Jones' strategy was to build a portfolio of growing products through the acquisition of under-promoted, promotion-sensitive FDA-approved products from other pharmaceutical companies. About half of Jones' sales were generated by the thyroid-disorder drugs Levoxyl(R), Tapazole(R), Cytomel(R), and Triostat(R). Jones' other products included Thrombin-JMI(R) for controlling blood loss during surgery; Brevital Sodium(R), an anesthetic; and veterinary pharmaceuticals including Soloxine(R) and Pancrezyme(R).

         Our strategy is to continue to acquire branded pharmaceutical products and to create value by leveraging our marketing, manufacturing and product development capabilities. The success of our marketing strategy will be aided by our having gained approval from the FDA on October 5, 2000 of the new indications for Altace(R) requested under the supplemental New Drug Application.

         We manufacture pharmaceutical products for a variety of pharmaceutical and biotechnology companies under contracts expiring at various times within the next four years. We intend to enter into additional manufacturing contracts in cases where we identify contracts that offer significant volumes and attractive revenues. We have not accepted or renewed manufacturing contracts with third parties where we perceived insignificant volumes or revenues. In accordance with our focus on branded pharmaceutical products, we expect that, over time, our contract manufacturing will continue to be a smaller percentage of revenues.

The following summarizes approximate net revenues by operating segment (in thousands).

                             Three Months Ended         Nine Months Ended
                                September 30,              September 30,
                            ---------------------     ---------------------
                              2000         1999         2000         1999
                            --------     --------     --------     --------
Branded pharmaceuticals     $141,612     $127,570     $383,265     $300,368
Licensed products              9,219        9,210       32,090       25,713
Contract manufacturing        10,952        9,542       33,125       27,032
Other                            848        2,335        6,102        8,814
                            --------     --------     --------     --------
Total                       $162,631     $148,657     $454,582     $361,927
                            ========     ========     ========     ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         Net revenues increased $13.9 million, or 9.4%, to $162.6 million in 2000 from $148.7 million in 1999, due primarily to the acquisition and growth of branded pharmaceutical products. The increase in revenues is primarily from the revenue growth of Altace(R) and Levoxyl(R), and the acquisition of products from American Home Products in July 2000.

         Net sales from branded pharmaceutical products increased $14.0 million, or 11.0%, to $141.6 million in 2000 from $127.6 million in 1999. The revenue growth resulted from the sales increases of the Altace(R), Levoxyl(R), and Thrombin-JMI(R) branded product lines offset by decreases in the volume of Lorabid(R) and Tapazole(R) brands as well as the discontinuance of Fluogen(R), which generated $16.7 million net sales in the third quarter of 1999. In advance of or in anticipation of a price increase, many of our customers may order pharmaceutical products in larger than normal quantities. We cannot determine the exact quantity of additional inventory that our customers may order in anticipation of a price increase. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in the subsequent quarter than they would have been otherwise.

         Revenues from licensed products remained consistent at $9.2 million for the three months ended September 30, 2000 and 1999.

         Revenues from contract manufacturing remained relatively flat in 2000 compared to 1999.

         Net sales from other decreased $1.5 million, or 65.2%, to $848,000 in 2000 from $2.3 million in 1999 primarily due to decreased sales of a generic product line.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses increased $90.5 million, or 104.2%, to $177.3 million in 2000 from $86.8 million in 1999. The increase was mostly due to $92.1 million of merger, restructuring, and other nonrecurring charges relating to the write-off of property, plant, and equipment, inventory, and employee severance arising from the discontinuance of Fluogen(R) and Pallacor(TM), and merger and restructuring costs associated with the Company's merger with Jones in a tax-free pooling of interests transaction during August 2000. (See note 5 to the financial statements.)

         Cost of revenues decreased $8.9 million, or 21.0% to $33.7 million in 2000 from $42.6 million in 1999. The decrease was due primarily to the reduction in costs associated with the production of Fluogen(R). As a percentage of revenues, cost of revenues decreased to 20.7% in 2000 from 28.6% in 1999 due to the increase in sale of higher margin products.

         Selling, general and administrative expenses remained relatively flat at $30.2 million in 2000 as compared to $29.9 million in 1999. As a percentage of revenues, selling, general, and administrative expenses decreased to 18.6% in 2000 from 20.1% in 1999 due to increased revenues.

         Depreciation and amortization expense increased $3.6 million, or 39.7%, to $12.7 million in 2000 from $9.1 million in 1999. This increase was primarily attributable to having a full period of the amortization from the intangible assets acquired in the acquisitions of Lorabid(R) in 1999, and the acquisitions of Nordette(R), Bicillin(R), and Wycillin(R) in 2000.

         Research and development expense increased $3.0 million, or 100.0%, to $6.0 million in 2000 from $3.0 million in 1999. This increase resulted from increased research and development activity and costs associated with the Pallacor(TM) program.

         Royalty expense remained relatively flat at $2.5 million in 2000 as compared to $2.3 million in 1999.

         During the three months ended September 30, 2000, the Company incurred merger, restructuring, and other nonrecurring charges of $92.1 million as compared to no similar charges during the three months ended September 30, 1999. The nonrecurring charges incurred in 2000 related to merger and restructuring costs of $33.9 million associated with the Company's tax-free pooling of interests transaction with Jones during August 2000 and other restructuring activities, restructuring and nonrecurring charges of $52.3 million related to the write-off of property, plant and equipment, inventory, and employee severance arising from the FDA notification and the Company's decision to discontinue Fluogen(R), and $6.1 million related to the Company's decision to discontinue development of Pallacor(TM).

OPERATING INCOME (LOSS)

         Operating income decreased $76.5 million, or 123.8%, to an operating loss of $14.7 million in 2000 from operating income of $61.8 million in 1999. This decrease was due to the $92.1 million of merger, restructuring, and other nonrecurring charges incurred during the three months ended September 30, 2000. Excluding these special nonrecurring charges, operating income increased $15.6 million, or 25.3%, to $77.5 million in 2000 from $61.8 million in 1999. This increase was primarily due to increased revenues from certain branded pharmaceutical products. As a percentage of net revenues, operating income decreased to (9.0%) in 2000 from 47.6% in 1999 for the reasons described above.

OTHER INCOME (EXPENSE)

         Interest income increased $359,000 from $2.7 million in 1999 to $3.1 million in 2000.

         Interest expense decreased $4.9 million, or 33.4%, to $9.7 million in 2000 from $14.5 million in 1999. This decrease is due to the reduced average debt balance in 2000 resulting from the Company's prepayment of debt obligations during 2000.

         Other income (expense) increased from ($133,000) in 1999 to $2.3 million in 2000 due to a $2.5 million gain related to interest swap contracts which have been terminated or no longer hedge outstanding indebtedness.

INCOME TAX EXPENSE

         The effective tax rate in 1999 of 38.0% was reduced to 4.0% in 2000 due primarily to nondeductible merger related costs.

EXTRAORDINARY ITEM

         The Company recognized an extraordinary loss of $4.1 million ($2.6 million net of income taxes) during the three months ended September 30, 2000 due to the write-off of unamortized financing costs resulting from the repayment of debt during this period.

NET INCOME (LOSS)

         Due to the factors set forth above, net income decreased $53.3 million, or 172.2%, to ($22.3) million in 2000 from $30.9 million in 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         Net revenues increased $92.7 million, or 25.6%, to $454.6 million in 2000 from $361.9 million in 1999, due primarily to the acquisition and growth of branded products. The increase in revenues is primarily attributable to increased sales of certain branded products.

         Net sales from branded pharmaceutical products increased $82.9 million, or 27.6%, to $383.3 million in 2000 from $300.4 million in 1999. The increase in revenues from branded pharmaceutical products is primarily attributable to the Altace(R), Levoxyl(R), Thrombin-JMI(R), and the acquisitions of Lorabid(R), Nordette(R), and Bicillin(R). The increased revenues from branded pharmaceutical products were offset by the discontinuance of Fluogen(R), which generated $17.5 million net sales in the nine months ended September 30, 1999. In advance of or in anticipation of a price increase, many of our customers may order pharmaceutical products in larger than normal quantities. We cannot determine the exact quantity of additional inventory that our customers may order in anticipation of a price increase. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in the subsequent quarter than they would have been otherwise.

         Revenues from licensed products increased $6.4 million, or 24.8%, to $32.1 million in 2000 from $25.7 million in 1999 due to continued increases in unit sales of Adenoscan(R) by Fujisawa, our North American licensee, offset in part by a decrease in the royalty rate in August 2000.

         Revenues from contract manufacturing increased $6.1 million, or 22.5% to $33.1 million in 2000 from $27.0 million in 1999 due primarily to increased contract sales of Thrombin-JMI(R).

         Net sales from other decreased $2.7 million, or 30.8%, to $6.1 million in 2000 from $8.8 million in 1999 primarily due to decreased sales of a generic product line.

OPERATING COSTS AND EXPENSES

         Total operating costs and expenses increased $155.0 million, or 74.5%, to $363.1 million in 2000 from $208.1 million in 1999. The increase was mostly due to $114.4 million of merger, restructuring, and other nonrecurring charges relating to the write-off of property, plant, and equipment, inventory, and employee severance arising from the discontinuance of Fluogen(R) and Pallacor(TM), merger and restructuring costs associated with the tax-free pooling of interests transaction with Medco in February

2000, and merger and restructuring costs associated with the Company's merger with Jones in a tax-free pooling of interests transaction during August 2000. (See note 5 to the financial statements.)

         Cost of revenues increased $7.7 million, or 8.3%, to $100.2 million in 2000 from $92.5 million in 1999 due to increased sales offset by the elimination of Fluogen(R) sales. As a percentage of total revenues, cost of revenues decreased to 22.0% in 2000 from 25.6% in 1999 due to the increased sales of higher margin products.

         Selling, general and administrative expenses increased $16.1 million, or 21.4%, to $91.2 million in 2000 from $75.1 million in 1999. This increase was primarily attributable to the hiring of additional sales representatives during the second half of 1999 and first half of 2000, as well as other personnel costs, marketing and sampling costs associated with the new branded product lines. As a percentage of net sales, selling, general and administrative expenses decreased from 20.8% in 1999 to 20.1% in 2000.

         Depreciation and amortization expense increased $7.6 million, or 28.4%, to $34.5 million in 2000 from $26.9 million in 1999. This increase was primarily attributable to having a full period of the amortization from the intangible assets acquired in the acquisition of Lorabid(R) in 1999 and the acquisitions of Nordette(R), Bicillin(R), and Wycillin(R) in July 2000.

         Research and development expense increased $8.1 million, or 107.3%, to $15.7 million in 2000 from $7.6 million in 1999. This increase resulted from increased research and development activity and costs associated with the Pallacor(TM) program.

         Royalty expense increased $1.0 million to $7.1 million in 2000 as compared to $6.1 million in 1999. This is increase is due to increased sales volumes of Adenoscan(R) and Adenocard(R).

         During the nine months ended September 30, 2000, the Company incurred merger, restructuring, and other nonrecurring charges of $114.4 million as compared to no similar charges during the nine months ended September 30, 1999. The nonrecurring charges incurred in 2000 related to merger and restructuring costs of $35.2 million associated with the Company's tax-free pooling of interests transaction with Jones during August 2000, merger and restructuring costs of $20.8 million associated with the tax-free pooling of interests transaction with Medco in February 2000, restructuring and nonrecurring charges of $52.3 million related to the write-off of property, plant and equipment, inventory, and employee severance arising from the FDA notification and the Company's decision to discontinue Fluogen(R), and $6.1 million related to the Company's decision to discontinue development of Pallacor(TM).

OPERATING INCOME(LOSS)

         Operating income decreased $62.4 million, or 40.5%, to $91.5 million in 2000 from $153.8 million in 1999. This decrease was due to the $114.4 million of merger, restructuring, and other nonrecurring charges incurred during the nine months ended September 30, 2000. Excluding these special nonrecurring charges, operating income increased $52.1 million, or 33.9%, to $205.9 million in 2000 from $153.8 million in 1999. This increase was primarily due to increased revenues from certain branded pharmaceutical products. As a percentage of net revenues, operating income decreased to 20.1% in 2000 from 42.5% in 1999.

OTHER INCOME (EXPENSE)

         Interest income increased $2.8 million from $7.4 million in 1999 to $10.1 million in 2000. This increase was primarily due to higher investment income in 2000 as average investment balances were higher.

         Interest expense decreased $6.8 million, or 16.7%, to $33.8 million in 2000 from $40.6 million in 1999, as a result prepayment of debt obligations during 2000.

         Other income (expense) increased from ($207,000) in 1999 to $2.2 million in 2000 due to a $2.5 million gain related to interest swap contracts which have been terminated or no longer hedge outstanding indebtedness.

INCOME TAX EXPENSE

         The effective tax rate in 1999 of 37.7% increased to 60.6% in 2000 due to the non-deductible nature of certain merger costs.

EXTRAORDINARY ITEM

         The Company recognized an extraordinary loss of $11.7 million ($7.2 million net of income taxes) during the nine months ended September 30, 2000 due to the write-off of unamortized financing costs resulting from the repayment of debt during this period.

NET INCOME

         Due to the factors set forth above, net income decreased $54.0 million, or 72.7%, to 20.3 million in 2000 from $74.3 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

         Our liquidity requirements arise from debt service, working capital requirements and funding of acquisitions of branded products.

NINE MONTHS ENDED SEPTEMBER 30, 2000

         As of September 30, 2000 we have available up to $100.0 million under a revolving line of credit.

         We generated net cash from operations of $92.9 million for the nine months ended September 30, 2000. Our net cash provided from operations was primarily the result of $20.3 million in net income, adjusted for non-cash depreciation and amortization of $30.7 million, an increase in other long-term liabilities of $22.3 million, a non-cash extraordinary charge of $8.8 million before income tax benefit, a non-cash nonrecurring charge of $52.6 million, an increase in accrued expenses of $10.7 million, and an increase in accounts payable of $3.8 million. Additionally, we decreased other assets by $2.1 million and recorded $1.4 million of non-cash amortization of loan fees. An increase in accounts receivable of $11.1 million and an increase in inventory of $34.1 million, an increase in prepaid and other current assets of $4.8 million and a decrease in income taxes payable of $9.0 million offset the items previously described.

         Cash flows used in investing activities was $101.6 million due to the $200.0 million purchase of Nordette(R), Wycillin(R), and Bicillin(R), $13.1 million of capital expenditures, and the purchase of $142.9 million of investment securities for the nine months ended September 30, 2000. The sale of $258.0 million of investment securities offset the items previously mentioned.

         Financing activities used $115.0 million comprised principally of $240.4 million in proceeds from the issuance of common stock, $22.8 million from the exercise of employee stock options, and $114.0 million in proceeds from the revolving credit facility, and $50.0 million of borrowings under the bridge loan facility. These amounts were offset by repayments of the $25.0 million under the bridge loan facility, $354.6 million relating to the term loans, and $159.0 million on the revolving credit facility.

         We financed the acquisition of Nordette(R), Bicillin(R), and Wycillin(R) with borrowings under the revolving credit facility, cash generated from operations, cash generated from the issuance of common stock, a bridge loan facility, and a seller note.

         On October 20, 2000, we issued 2.7 million shares of common stock and received net proceeds of $109.5 million, of which $57.9 million was used to reduce debt and the remainder was invested in short-term investments.

         In November 2000, we received $50.0 million from American Home Products in accordance with the co-promotion agreement. These proceeds have been invested in short-term investments.

CAPITAL EXPENDITURES

         Capital expenditures, including capital lease obligations, were $13.1 million and $7.1 million for the nine months ended September 30, 2000 and 1999, respectively. The principal capital expenditures included property and equipment purchases and building improvements. We anticipate total capital expenditures in 2000 to be approximately $18.0 million primarily to fund additional equipment purchases and building improvements. In addition, we expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy.


CERTAIN INDEBTEDNESS AND OTHER MATTERS

         As of September 30, 2000, we had $193.2 million of long-term debt (including current portion) and we have available up to $100.0 million under our revolving credit facility. Of these amounts, approximately $37.9 million was at variable rates based on LIBOR and the remainder at fixed rates. We have entered into $285.0 million of interest rate hedging transactions with a group of commercial banks to exchange our variable LIBOR for a fixed rate of interest. We have also entered into a $150.0 million interest rate hedging agreement to exchange our fixed interest rate for a variable LIBOR-based interest rate, with the LIBOR rate fixed for three years. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of September 30, 2000, we were in compliance with these covenants.

         In April 2000, we completed an offering of 6.0 million shares of common stock at a price of $27.59 per share. We received $165.4 million in net proceeds from the offering on April 25, 2000. On June 22, 2000, we sold American Home Products 1.9 million shares for $75.0 million. During the quarter we utilized $201.3 million of these proceeds as prepayments on our senior credit facility. After application of all prepayments and normal amortization, we have repaid the balance of the tranche A term loan and $12.9 million remains outstanding under the tranche B loan. As a result of these prepayments, we have recorded an extraordinary charge related to the write-off of certain unamortized deferred financing costs.

         On July 7, 2000, we completed the acquisition of marketing rights in the United States and Puerto Rico to the Nordette(R), Bicillin(R), and Wycillin(R) product lines from American Home Products as contemplated by the co-promotion agreement for $200.0 million, financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to American Home Products, $37.5 million of the proceeds from the sale of stock to American Home Products, $25.0 million received in connection with the co-promotion agreement with American Home Products, $90.0 million from the revolving credit facility and $12.5 million in cash from operations.

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

IMPACT OF INFLATION

         We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB issues SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 - an amendment of FASB Statement No. 133," that revises SFAS No. 133, to become effective in the first quarter of fiscal 2001. We are evaluating the provisions of SFAS No. 133, but do not anticipate its adoption to have a material impact on our financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which clarifies accounting and reporting standards for revenue recognition. As a result of a deferral of the effective date, SAB 101 will be effective for the fourth quarter of fiscal years beginning after December 15, 1999. We do not believe that SAB 101 will have a material impact on our financial position or results of operations.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         We use derivative instruments to manage our long-term interest rate exposure, rather than for trading purposes.

         As of September 30, 2000, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period. Subsequent to September 30, 2000, we terminated a $100.0 million interest rate swap as a result of the paydown of our variable rate debt. A gain of approximately $1.1 million was recognized in the third quarter.

FORWARD-LOOKING STATEMENTS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments, and business strategies.

         These forward-looking statements are identified by their use of terms and phrases, such as "anticipate", "believe", "could", "estimate", "expect", "intend", "may", "plan", "predict", "project", "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Risk Factors", "Management's Discussions and Analysis of Financial Condition and Results of Operations", "Business", and other sections included here and within our Annual Report filed on Form 10-K.

         Such forward-looking statements include, but are not limited to: (a) anticipated developments and expansions of our business; (b) increases in sales of recently acquired products or royalty payments; (c) development of product line extensions; (d) future findings and determinations of the FDA; (e) debt service and leverage requirements; (f) the products which we expect to offer;
(g) the intent to market and distribute certain of our products internationally;
(h) the intent to manufacture certain products in our own facilities which are currently manufactured for us by third parties; (i) the intent, belief or current expectations, primarily with respect to our future operating performance; (j) expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates; and
(k) expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

         Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. Such factors include, but are not limited to, the following: changes in general economic and business conditions; dependence on continued acquisition of products or companies; management of growth of business and integration of product acquisitions; changes in current pricing levels; development of new competitive products; changes in economic conditions and federal and state regulations; competition for acquisition of products or companies; manufacturing capacity constraints; and the availability, terms and deployment of capital. We also refer you to our Annual Report on Form 10-K for the year ended December 31, 1999 as well as to the sections entitled "Risk Factors" in our registration statement on Form S-3 filed with the SEC in January 2000, as supplemented and our registration statement on Form S-4 filed with the SEC in July 2000.

         We do not undertake to update our forward-looking statements to reflect future events or circumstances.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The information required by this Item is incorporated by reference to
Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this document.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         Exhibit No.       Description
         -----------       -----------

         27.1              Financial Data Schedule (For SEC Use Only)

     (b) Reports on Form 8-K

         We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2000:

         (1) A Current Report on Form 8-K filed July 18, 2000 reported under
Item 5 the announcement on July 13, 2000 of the execution of a definitive merger agreement between King and Jones Pharma Incorporated to merge the two companies in a stock-for-stock transaction. A press release relating to these events was issued on July 13, 2000.

         (2) A Current Report on Form 8-K filed September 1, 2000 indicated under Item 2 the merger of King with Jones Pharma Incorporated in a tax-free pooling of interests transaction, effective August 31, 2000. On August 31, 2000, King issued press releases regarding the approval of the merger by shareholders of King and Jones and the closing of the merger.

         (3) A Current Report on Form 8-K filed September 12, 2000 announced under Item 5 changes to King's management team. A press release relating to these events was issued on September 12, 2000.

         (4) A Current Report on Form 8-K/A filed September 21, 2000 included under Item 7 certain financial statements related to King's acquisition of the rights of American Home Products Corporation in the United States and Puerto Rico to the pharmaceutical products Nordette(R), Bicillin(R) and Wycillin(R). This acquisition occurred on July 7, 2000 pursuant to an Asset Purchase Agreement dated June 22, 2000. The financial statements included in the report were as follows:

                  (a) Financial Statements of Businesses Acquired.

                           Report of Independent Public Accountants

                           Statement of Assets Acquired and Liabilities Assumed

                           Statements of Net Revenues in Excess of Direct
                           Expenses

                           Notes to Statements

                  (b) Unaudited Pro Forma Consolidated Financial Information.

                           Unaudited Pro Forma Consolidated Financial Statements

                           King Pharmaceuticals, Inc. Unaudited Pro Forma Consolidated Balance Sheet as of June 30, 2000

                           Notes to Unaudited Pro Forma Consolidated Balance
                           Sheet

                           King Pharmaceuticals, Inc. Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 1999

                           King Pharmaceuticals, Inc. Pro Forma Consolidated Statement of Operations for the Six Months Ended June 30, 2000

                           Notes To Unaudited Pro Forma Consolidated Statements of Operations

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KING PHARMACEUTICALS, INC.



Date: November 14, 2000             By: /s/ John M. Gregory
                                        ----------------------------------------
                                        John M. Gregory
                                        Chairman and Chief
                                        Executive Officer



Date: November 14, 2000             By: /s/ James R. Lattanzi
                                        ----------------------------------------
                                        James R. Lattanzi
                                        Chief Financial Officer