Form 10-Q/A
period 2000-09-30
KING PHARMACEUTICALS INC
filed 2001-01-22
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-Q/A

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

    [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 0-24425

                           KING PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                     54-1684963
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

        501 FIFTH STREET, BRISTOL, TN                              37620
  (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (423) 989-8000

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

     This quarterly report on Form 10-Q/A is being filed as a result of the restatement of our consolidated financial statements for the three and nine month periods ended September 30, 2000 in order to present certain nonrecurring charges as extraordinary charges. Our Form 10-Q filed on November 14, 2000 is hereby superseded and restated as amended in its entirety.

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash, cash equivalents, and short-term investments........   $    8,047      $  131,723
  Investments...............................................           --          80,229
  Trade accounts receivable, net of allowance for doubtful
     accounts of $3,407 at December 31, 1999 and $4,000 at
     September 30, 2000.....................................      102,990          91,821
  Inventory.................................................       50,521          44,997
  Deferred income taxes.....................................       16,709          18,198
  Prepaid expenses and other current assets.................       14,872          10,965
                                                               ----------      ----------
          Total current assets..............................      193,139         377,933
Property, plant and equipment, net..........................      117,021         122,268
Investments.................................................           --          33,583
Intangible assets, net......................................      799,390         621,356
Other assets................................................       15,198          26,666
                                                               ----------      ----------
          Total assets......................................   $1,124,748      $1,181,806
                                                               ==========      ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $   32,786      $   28,942
  Accrued expenses..........................................       76,435          61,497
  Income taxes payable......................................           --           9,225
  Current portion of long-term debt.........................        2,891          14,502
                                                               ----------      ----------
          Total current liabilities.........................      112,112         114,166
Long-term debt:
  Revolving credit facility.................................           --          45,000
  Term loans................................................       36,540         354,194
  Senior subordinated notes.................................      150,000         150,000
  Other.....................................................        3,815           4,161
Deferred income taxes.......................................       16,545          17,773
Other liabilities...........................................       29,755           1,500
                                                               ----------      ----------
          Total liabilities.................................      348,767         686,794
Commitments and contingencies (notes 5 and 7)
  Shareholders' equity......................................      775,981         495,012
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $1,124,748      $1,181,806
                                                               ==========      ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                    ----------------------   ----------------------
                                                       2000         1999        2000         1999
                                                    ----------    --------   ----------    --------
                                                    (RESTATED)               (RESTATED)
Revenues:
  Net sales.......................................   $153,412     $139,447    $422,492     $336,214
  Royalty revenues................................      9,219        9,210      32,090       25,713
                                                     --------     --------    --------     --------
          Total revenues..........................    162,631      148,657     454,582      361,927
                                                     --------     --------    --------     --------
Operating costs and expenses:
  Cost of revenues................................     33,653       42,581     100,183       92,483
  Selling, general and administrative.............     30,219       29,859      91,215       75,110
  Depreciation and amortization...................     12,748        9,124      34,531       26,883
  Research and development........................      6,019        3,013      15,700        7,575
  Royalty expense.................................      2,533        2,266       7,050        6,059
  Nonrecurring charge -- research and
     development..................................      6,107           --       6,107           --
  Merger, restructuring, and other nonrecurring
     charges......................................     42,349           --      64,643           --
                                                     --------     --------    --------     --------
          Total operating costs and expenses......    133,628       86,843     319,429      208,110
                                                     --------     --------    --------     --------
  Operating income................................     29,003       61,814     135,153      153,817
                                                     --------     --------    --------     --------
Other income (expense):
  Interest income.................................      3,105        2,746      10,109        7,354
  Interest expense................................     (9,684)     (14,536)    (33,840)     (40,598)
  Other, net......................................      2,285         (133)      2,171         (207)
                                                     --------     --------    --------     --------
          Total other income (expense)............     (4,294)     (11,923)    (21,560)     (33,451)
                                                     --------     --------    --------     --------
Income before income taxes and extraordinary
  items...........................................     24,709       49,891     113,593      120,366
  Income tax expense..............................    (17,188)     (18,947)    (58,764)     (45,368)
                                                     --------     --------    --------     --------
Income before extraordinary items.................      7,521       30,944      54,829       74,998
Extraordinary items:
  Extinguishment of debt, net of taxes of $1,500
     for the three month period ending September
     30, 2000 and $4,494 and $445 for the nine
     month periods ending September 30, 2000 and
     1999.........................................     (2,561)          --      (7,246)        (705)
  Loss on disposed and impaired assets, net of
     taxes of $16,383.............................    (27,304)          --     (27,304)          --
                                                     --------     --------    --------     --------
Net income (loss).................................   $(22,344)    $ 30,944    $ 20,279     $ 74,293
                                                     ========     ========    ========     ========
Income (loss) per common share:
  Basic:
     Income before extraordinary items............   $   0.05     $   0.20    $   0.33     $   0.48
     Extinguishment of debt.......................      (0.02)          --       (0.04)          --
     Loss on disposed and impaired assets.........      (0.17)          --       (0.17)          --
                                                     --------     --------    --------     --------
     Net income (loss)............................   $  (0.14)    $   0.20    $   0.12     $   0.48
                                                     ========     ========    ========     ========
  Diluted:
     Income before extraordinary items............   $   0.04     $   0.20    $   0.33     $   0.47
     Extinguishment of debt.......................      (0.01)          --       (0.04)          --
     Loss on disposed and impaired assets.........      (0.16)          --       (0.17)          --
                                                     --------     --------    --------     --------
     Net income (loss)............................   $  (0.13)    $   0.20    $   0.12     $   0.47
                                                     ========     ========    ========     ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            UNREALIZED
                                                                 RETAINED    LOSS ON
                                          SHARES       AMOUNT    EARNINGS   SECURITIES    TOTAL
                                        -----------   --------   --------   ----------   --------
Balance at December 31, 1999..........  132,444,175   $228,211   $266,895      $(94)     $495,012
Three-for-two stock split declared
  February 3, 2000 -- Jones...........   23,992,412         --         --        --            --
Exercise of stock options.............    1,615,792     22,820         --        --        22,820
Shares tendered in payment of option
  exercise price......................      (27,903)       (27)        --        --           (27)
Amortization of unearned
  compensation........................           --         72         --        --            72
Cash dividend paid -- Jones...........           --         --     (2,619)       --        (2,619)
Net change in unrealized losses on
  marketable securities, net of tax...           --         --         --        94            94
April 19, 2000 issuance of common
  shares, net of $170 expenses........    6,000,000    165,350         --        --       165,350
June 22, 2000 issuance of common
  shares..............................    1,928,021     75,000         --        --        75,000
Net income............................           --         --     20,279        --        20,279
                                        -----------   --------   --------      ----      --------
Balance at September 30, 2000.........  165,952,497   $491,426   $284,555      $ --      $775,981
                                        ===========   ========   ========      ====      ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities........................  $  92,854   $  84,913
Cash flows from investing activities:
  Purchase of investment securities.........................   (142,922)    (21,153)
  Proceeds from maturity and sale of investment
     securities.............................................    258,020      17,000
  Purchases of property, plant and equipment................    (13,116)     (7,143)
  Product acquisitions......................................   (204,000)    (91,650)
  Proceeds from sale of assets..............................        441          20
                                                              ---------   ---------
          Net cash (used in) investing activities...........   (101,577)   (102,926)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility...................    114,000      87,000
  Payments on revolving credit facility.....................   (159,000)    (26,000)
  Proceeds from issuance of common shares and exercise of
     stock options, net.....................................    263,157       1,630
  Proceeds from exercise of warrants........................         --         540
  Payments of cash dividends................................     (2,619)     (2,957)
  Purchase of stock held in treasury........................         --      (4,456)
  Proceeds from long-term debt and capital lease
     obligations............................................         --          81
  Payments on other long-term debt and capital lease
     obligations............................................   (354,641)    (58,010)
  Repayment of senior subordinated seller notes.............         --     (75,000)
  Proceeds of senior subordinated notes.....................         --     150,000
  Proceeds from bridge loan facility........................     25,000          --
  Proceeds from seller note.................................     25,000          --
  Payment of seller note....................................    (25,000)         --
  Debt issuance costs.......................................       (850)     (6,746)
  Other.....................................................         --         167
                                                              ---------   ---------
          Net cash (used in) provided by financing
            activities......................................   (114,953)     66,249
                                                              ---------   ---------
Increase (decrease) in cash.................................   (123,676)     48,236
Cash, cash equivalents and short-term investments, beginning
  of period.................................................    131,723     128,646
                                                              ---------   ---------
Cash, cash equivalents and short-term investments, end of
  period....................................................  $   8,047   $ 176,882
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

     After the Company issued its unaudited condensed consolidated financial statements for the three and nine-month periods ended September 30, 2000, it became aware that generally accepted accounting principles require that certain material losses on disposed and impaired assets must be classified as extraordinary. Extraordinary treatment is required for such losses when they are recorded in connection with a disposal of assets that will occur within two years following certain types of business combinations. As a result, the Company has restated its results for the three and nine-month periods ended September 30, 2000. The impact of this change is to increase income before extraordinary items by $27.3 million, or $0.16 per diluted share, for the three-month period and $27.3 million, or $0.17 per diluted share, for the nine-month period. Net income (loss) did not change.

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

                           KING PHARMACEUTICALS, INC.

fiscal years beginning after December 15, 1999. The Company does not believe that SAB 101 will have a material impact on its financial position or results of operations.

3. EQUITY

  A. Earnings Per Share

     The basic and diluted income before extraordinary item per common share was determined as follows:

                                                 THREE MONTHS ENDED       NINE MONTHS ENDED
                                                    SEPTEMBER 30,           SEPTEMBER 30,
                                                ---------------------   ---------------------
                                                   2000        1999        2000        1999
                                                ----------   --------   ----------   --------
                                                (RESTATED)              (RESTATED)
Income before extraordinary items.............   $  7,521    $ 30,944    $ 54,829    $ 74,998
Extraordinary items:
  Extinguishment of debt, net of taxes of
     $1,500 for the three month period ending
     September 30, 2000 and $4,494 and $445
     for the nine month periods ending
     September 30, 2000 and 1999..............     (2,561)         --      (7,246)       (705)
  Loss on disposed and impaired assets, net of
     taxes of $16,383.........................    (27,304)         --     (27,304)         --
                                                 --------    --------    --------    --------
Net income (loss).............................   $(22,344)   $ 30,944    $ 20,279    $ 74,293
                                                 ========    ========    ========    ========
Income (loss) per common share:
  Basic:
     Income before extraordinary items........   $   0.05    $   0.20    $   0.34    $   0.48
     Extinguishment of debt...................      (0.02)         --       (0.04)         --
     Loss on disposed and impaired assets.....      (0.17)         --       (0.17)         --
                                                 --------    --------    --------    --------
     Net income (loss)........................   $  (0.14)   $   0.20    $   0.13    $   0.48
                                                 ========    ========    ========    ========
  Diluted:
     Income before extraordinary items........   $   0.04    $   0.20    $   0.33    $   0.47
     Extinguishment of debt...................      (0.01)         --       (0.04)         --
     Loss on disposed and impaired assets.....      (0.16)         --       (0.17)         --
                                                 --------    --------    --------    --------
     Net income (loss)........................   $  (0.13)   $   0.20    $   0.12    $   0.47
                                                 ========    ========    ========    ========
Basic income per common share:
  Weighted average common shares..............    165,738     155,857     161,463     155,722
Diluted income per common share:
  Weighted average common shares..............    165,738     155,857     161,463     155,722
  Effect of stock options.....................      3,846       2,849       3,604       2,580
                                                 --------    --------    --------    --------
  Weighted average common shares plus assumed
     conversions..............................    169,584     158,706     165,067     158,302
                                                 ========    ========    ========    ========

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

                           KING PHARMACEUTICALS, INC.

4. INVENTORIES

     Inventory consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Finished goods (including $7,625 and $3,810 of sample
  inventory, respectively)..................................     $41,153        $25,649
Work-in-process.............................................       2,306          7,580
Raw materials...............................................       7,062         11,768
                                                                 -------        -------
                                                                 $50,521        $44,997
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

     The Medco merger has been accounted for as a pooling of interests. In connection with this transaction the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred, the actual cash payments made and the remaining accrued balances at September 30, 2000 are summarized below:

                                                                   ACTIVITY         ACCRUED
                                                      INCOME        THROUGH       BALANCE AT
                                                     STATEMENT   SEPTEMBER 30,   SEPTEMBER 30,
                                                      IMPACT         2000            2000
                                                     ---------   -------------   -------------
Transaction costs..................................   $14,389       $13,589         $  800
Employee costs and other...........................     6,400         5,961            439
                                                      -------       -------         ------
          Total....................................   $20,789       $19,550         $1,239
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

                           KING PHARMACEUTICALS, INC.

     The Jones merger has been accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $35.3 million. The types of costs incurred, the actual cash payments made and the remaining accrued balances at September 30, 2000 are summarized below:

                                                                   ACTIVITY         ACCRUED
                                                      INCOME        THROUGH       BALANCE AT
                                                     STATEMENT   SEPTEMBER 30,   SEPTEMBER 30,
                                                      IMPACT         2000            2000
                                                     ---------   -------------   -------------
Transaction costs..................................   $21,484       $20,605         $  879
Employee costs, including severance and
  acceleration of vesting of options...............    10,096         2,149          7,947
Contract terminations..............................     3,661         3,661             --
Other..............................................        76            66             10
                                                      -------       -------         ------
          Total....................................   $35,317       $26,481         $8,836
                                                      =======       =======         ======

     The following information presents certain unaudited financial statement data of the separate companies as of the three and nine months ended September 30, 2000 and 1999.

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net revenues:
  King................................................  $102,362   $104,909   $274,076   $240,914
  Medco...............................................     9,219      9,210     32,090     25,713
  Jones...............................................    51,050     34,538    148,416     95,300
                                                        --------   --------   --------   --------
          Total.......................................  $162,631   $148,657   $454,582   $361,927
                                                        ========   ========   ========   ========
Net income:
  King................................................  $(28,838)  $ 15,079   $(22,298)  $ 30,962
  Medco...............................................    (2,792)     3,318     (6,017)     9,421
  Jones...............................................     9,286     12,547     48,594     33,910
                                                        --------   --------   --------   --------
          Total.......................................  $(22,344)  $ 30,944   $ 20,279   $ 74,293
                                                        ========   ========   ========   ========

                                                                 AS OF           AS OF
                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  1999           2000
                                                              ------------   -------------
Total assets:
  King......................................................   $  805,689     $  756,074
  Medco.....................................................       75,652         13,314
  Jones.....................................................      300,465        355,360
                                                               ----------     ----------
          Total.............................................   $1,181,806     $1,124,748
                                                               ==========     ==========

                           KING PHARMACEUTICALS, INC.

  C. Discontinuance of Fluogen(R) Product

     On September 27, 2000, the Company received written notification from the FDA that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrates compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. As a result of these events, the Company recorded extraordinary losses on disposed and impaired assets of $43.7 million, before tax benefit of $16.4 million, and a nonrecurring charge of $8.6 million in the quarter ended September 30, 2000. A summary of the types of costs accrued and incurred are summarized below:

                                                                   ACTIVITY         ACCRUED
                                                      INCOME        THROUGH       BALANCE AT
                                                     STATEMENT   SEPTEMBER 30,   SEPTEMBER 30,
NONRECURRING CHARGES                                  IMPACT         2000            2000
--------------------                                 ---------   -------------   -------------
Employee costs, including severance and
  acceleration of vesting of options...............   $ 6,505       $    --         $6,505
Contractual commitments and cleanup activities.....     2,106            --          2,106

EXTRAORDINARY CHARGES
---------------------
Inventory write-off................................    28,722        28,722             --
Goodwill impairment................................     5,055         5,055             --
Asset impairment...................................     9,910         9,910             --
                                                      -------       -------         ------
          Total....................................   $52,298       $43,687         $8,611
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

                           KING PHARMACEUTICALS, INC.

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

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Net revenues..........................................  $162,631   $164,397   $486,258   $434,536
                                                        --------   --------   --------   --------
Net income (loss).....................................   (22,344)    32,281     29,230     87,299
                                                        --------   --------   --------   --------
Basic income per common share.........................     (0.14)      0.21       0.18       0.56
                                                        --------   --------   --------   --------
Diluted income per common share.......................     (0.14)      0.20       0.18       0.55
                                                        --------   --------   --------   --------

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

                           KING PHARMACEUTICALS, INC.

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

                           KING PHARMACEUTICALS, INC.

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

     As of September 30, 2000 the Company has $100.0 million of availability under the Senior Credit Facility.

                           KING PHARMACEUTICALS, INC.

     Long-term debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Revolving credit facility...................................    $     --        $ 45,000
Tranche A...................................................          --          97,235
Tranche B...................................................      12,951         269,921
Senior subordinated notes...................................     150,000         150,000
Other.......................................................      30,295           5,701
                                                                --------        --------
     Total..................................................     193,246         567,857
     Less current portion...................................       2,891          14,502
                                                                --------        --------
                                                                $190,355        $553,355
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

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Total Revenues:
  Branded pharmaceutical..............................  $141,612   $127,570   $383,267   $300,369
  Licensed products...................................     9,219      9,210     32,090     25,713
  Contract manufacturing..............................    14,663     26,256     47,428     51,973
  All other...........................................       848      2,335      6,102      8,814
  Eliminations........................................    (3,711)   (16,714)   (14,305)   (24,942)
                                                        --------   --------   --------   --------
          Consolidated total revenues.................  $162,631   $148,657   $454,582   $361,927
                                                        ========   ========   ========   ========
Gross profit (loss):
  Branded pharmaceutical..............................  $117,136   $ 95,820   $312,573   $238,540
  Licensed products...................................     7,305      7,399     26,669     20,994
  Contract manufacturing..............................     1,830       (566)     5,360     (1,583)
  All other...........................................       174      1,157      2,747      5,434
                                                        --------   --------   --------   --------
          Consolidated gross profit...................  $126,445   $103,810   $347,349   $263,385
                                                        ========   ========   ========   ========

                           KING PHARMACEUTICALS, INC.

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Total assets:
  Branded pharmaceutical....................................   $  974,468      $  937,690
  Licensed products.........................................       13,314          77,162
  Contract manufacturing....................................      139,059         168,484
  All other.................................................          751           1,070
  Eliminations..............................................       (2,844)         (2,600)
                                                               ----------      ----------
          Consolidated total assets.........................   $1,124,748      $1,181,806
                                                               ==========      ==========

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

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                       CONDENSED COMBINED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                  ASSETS
Current assets:
  Cash and cash equivalents.................................    $     --        $123,272
  Investments...............................................          --          80,229
  Trade accounts receivable.................................      95,267          85,988
  Inventory.................................................      45,986          39,020
  Deferred income taxes.....................................       2,794           4,162
  Prepaid expenses and other current assets.................       2,029           7,904
                                                                --------        --------
          Total current assets..............................     146,076         340,575
Property, plant and equipment, net..........................      93,477          99,776
Intangible assets, net......................................     375,678         183,117
Other assets................................................       7,583           8,851
Investments.................................................          --          33,583
                                                                --------        --------
          Total assets......................................    $622,814        $665,902
                                                                ========        ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt.........................    $     27        $     27
  Accounts payable..........................................      28,008          33,532
  Accrued expenses and other liabilities....................      68,246          44,694
  Income taxes payable......................................      21,363           9,224
                                                                --------        --------
          Total current liabilities.........................     117,644          87,477
Long-term debt..............................................          22              42
Other long-term liabilities.................................       1,872           1,500
Intercompany payable........................................          --          57,290
Deferred income taxes.......................................       2,398           5,135
                                                                --------        --------
          Total Liabilities.................................     121,936         151,444
Shareholders' equity........................................     500,878         514,458
                                                                --------        --------
          Total liabilities and shareholders' equity........    $622,814        $665,902
                                                                ========        ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Revenues:
          Total net revenues..........................  $162,358   $160,310   $453,048   $370,047
                                                        --------   --------   --------   --------
Operating costs and expenses:
  Cost of revenues....................................    33,709     55,037    102,482    104,418
  Selling, general and administrative.................    28,384     24,712     86,379     63,091
  Royalty expense.....................................     1,914      3,154      5,421      7,881
  Depreciation and amortization.......................     5,464      4,641     11,270     19,184
  Research and development expense....................     5,704      3,013     14,908      7,575
  Non-recurring -- research and development...........     6,107         --      6,107         --
  Merger, restructuring and other non-recurring
     charges..........................................    24,696         --     42,377         --
                                                        --------   --------   --------   --------
          Total operating costs and expenses..........   105,978     90,557    268,944    202,149
                                                        --------   --------   --------   --------
  Operating income....................................    56,380     69,753    184,104    167,898
                                                        --------   --------   --------   --------
Other income (expense):
  Interest income.....................................     2,720      2,644      9,129      7,188
  Other, net..........................................    (2,073)      (152)    (4,460)      (260)
                                                        --------   --------   --------   --------
          Total other income..........................       647      2,492      4,669      6,928
                                                        --------   --------   --------   --------
Income before income taxes and extraordinary item.....    57,027     72,345    188,773    174,826
Income tax expense....................................   (25,679)   (27,763)   (65,625)   (67,014)
                                                        --------   --------   --------   --------
Income before extraordinary item......................    31,348     44,482    123,148    107,812
Extraordinary item:
  Loss on disposed and impaired assets, net of taxes
     of $16,383.......................................   (27,304)        --    (27,304)        --
                                                        --------   --------   --------   --------
          Net income..................................  $  4,044   $ 44,482   $ 95,844   $107,812
                                                        ========   ========   ========   ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
Net cash provided by operating activities...................  $ 141,245   $ 94,571
                                                              ---------   --------
Cash flows from investing activities:
  Purchase of investment securities.........................   (142,922)        --
  Proceeds from maturity and sale of investments............    258,020         --
  Proceeds from sale of property and equipment..............         43         --
  Product acquisition.......................................   (204,000)        --
  Purchases of intangible assets............................         --     (9,036)
  Purchases of property and equipment.......................     (9,973)    (5,516)
                                                              ---------   --------
          Net cash (used in) investing activities...........    (98,832)   (14,552)
                                                              ---------   --------
Cash flows from financing activities:
  Intercompany liability....................................    (59,602)        --
  Proceeds from exercise of stock options and warrants......      3,166      2,170
  Payments of cash dividends................................     (2,619)    (2,957)
  Purchase of stock held in treasury........................         --     (4,456)
  Increase (decrease) in inter-company payable..............   (106,610)   (36,373)
  Increase (decrease) in long-term debt.....................        (20)        75
                                                              ---------   --------
          Net cash (used in) financing activities...........   (165,685)   (41,541)
                                                              ---------   --------
Change in cash and cash equivalents.........................   (123,272)    38,478
Cash and cash equivalents, beginning of period..............    123,272    127,487
                                                              ---------   --------
Cash and cash equivalents, end of period....................  $      --   $165,965
                                                              =========   ========

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

                        PART I -- FINANCIAL INFORMATION

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

     Our branded pharmaceutical products can be divided primarily into five therapeutic areas: (i) cardiovascular (including Altace(R), Thalitone(R) and Procanbid(R)), (ii) anti-infectives (including Lorabid(R), Bicillin(R), Cortisporin(R), Neosporin(R) and Coly-Mycin M(R)), (iii) vaccines and biologicals (including Bicillin(R) Thrombin-JMI(R) and Aplisol(R)), (iv) thyroid-disorder drugs (including Levoxyl(R), Tapazole(R), Cytomel(R), and Triostat(R)), and (v) women's health (including Menest(R), Nordette(R) and Pitocin(R)). Most of these products are marketed to general/family practitioners and internal medicine physicians. Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our portfolio of well-recognized prescription brand names includes, among others, Altace(R), Lorabid(R), Neosporin(R), Cortisporin(R), Bicillin(R), Levoxyl(R), Tapazole(R), Cytomel(R), Menest(R), Nordette(R), Pitocin(R), and Anusol-HC(R).

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

     The following summarizes approximate net revenues by operating segment (in thousands).

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2000       1999       2000       1999
                                                        --------   --------   --------   --------
Branded pharmaceuticals...............................  $141,612   $127,570   $383,265   $300,368
Licensed products.....................................     9,219      9,210     32,090     25,713
Contract manufacturing................................    10,952      9,542     33,125     27,032
Other.................................................       848      2,335      6,102      8,814
                                                        --------   --------   --------   --------
          Total.......................................  $162,631   $148,657   $454,582   $361,927
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

  Operating Costs and Expenses

     Total operating costs and expenses increased $46.8 million, or 53.9%, to $133.6 million in 2000 from $86.8 million in 1999. The increase was mostly due to $48.5 million of merger, restructuring, and other nonrecurring charges relating to employee severance arising from the discontinuance of Fluogen(R) and Pallacor(TM), and merger and restructuring costs associated with the Company's merger with Jones in a tax-free pooling of interests transaction during August 2000. (See note 5 to the financial statements.)

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

     During the three months ended September 30, 2000, the Company incurred merger, restructuring, and other nonrecurring charges of $48.5 million as compared to no similar charges during the three months ended September 30, 1999. The nonrecurring charges incurred in 2000 related to merger and restructuring costs of $33.8 million associated with the Company's tax-free pooling of interests transaction with Jones during August 2000 and other restructuring activities, restructuring and nonrecurring charges of $8.6 million related to employee severance arising from the Company's decision to discontinue Fluogen(R), and $6.1 million related to the Company's decision to discontinue development of Pallacor(TM).

  Operating Income (Loss)

     Operating income decreased $32.8 million, or 53.1%, to $29.0 million in 2000 from $61.8 million in 1999. This decrease was due to the $48.5 million of merger, restructuring, and other nonrecurring charges incurred during the three months ended September 30, 2000. Excluding these special nonrecurring charges, operating income increased $15.6 million, or 25.3%, to $77.5 million in 2000 from $61.8 million in 1999. This increase was primarily due to increased revenues from certain branded pharmaceutical products. As a percentage of net revenues, operating income decreased to 17.8% in 2000 from 41.6% in 1999 for the reasons described above.

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

  Income Tax Expense

     The effective tax rate in 1999 of 38.0% was increased to 70.0% in 2000 due primarily to nondeductible merger related costs.

  Extraordinary Items

     The Company recognized an extraordinary loss of $4.1 million ($2.6 million net of income taxes) during the three months ended September 30, 2000 due to the write-off of unamortized financing costs resulting from the repayment of debt during this period.

     On September 27, 2000, the Company received notification from the FDA that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrates compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. The Company recorded extraordinary losses on disposed and impaired assets associated with these events. The related losses were recorded in the quarter ended September 30, 2000 and amounted to $43.7 million before tax benefit of $16.4 million.

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

  Operating Costs and Expenses

     Total operating costs and expenses increased $111.3 million, or 53.5%, to $319.4 million in 2000 from $208.1 million in 1999. The increase was mostly due to $70.8 million of merger, restructuring, and other nonrecurring charges relating to employee severance arising from the discontinuance of Fluogen(R) and Pallacor(TM), merger and restructuring costs associated with the tax-free pooling of interests transaction with Medco in February 2000, and merger and restructuring costs associated with the Company's merger with Jones in a tax-free pooling of interests transaction during August 2000. (See note 5 to the financial statements.)

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

     During the nine months ended September 30, 2000, the Company incurred merger, restructuring, and other nonrecurring charges of $70.8 million as compared to no similar charges during the nine months ended September 30, 1999. The nonrecurring charges incurred in 2000 related to merger and restructuring costs of $35.3 million associated with the Company's tax-free pooling of interests transaction with Jones during August 2000, merger and restructuring costs of $20.8 million associated with the tax-free pooling of interests transaction with Medco in February 2000, restructuring and nonrecurring charges of $8.6 million related to employee severance arising from the Company's decision to discontinue Fluogen(R), and $6.1 million related to the Company's decision to discontinue development of Pallacor(TM).

  Operating Income (Loss)

     Operating income decreased $18.7 million, or 12.1%, to $135.2 million in 2000 from $153.8 million in 1999. This decrease was due to the $70.8 million of merger, restructuring, and other nonrecurring charges incurred during the nine months ended September 30, 2000. Excluding these special nonrecurring charges, operating income increased $52.1 million, or 33.9%, to $206 million in 2000 from $153.8 million in 1999.

This increase was primarily due to increased revenues from certain branded pharmaceutical products. As a percentage of net revenues, operating income decreased to 29.7% in 2000 from 42.5% in 1999.

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

  Income Tax Expense

     The effective tax rate in 1999 of 37.7% increased to 51.7% in 2000 due to the non-deductible nature of certain merger costs.

  Extraordinary Items

     The Company recognized an extraordinary loss of $11.7 million ($7.2 million net of income taxes) during the nine months ended September 30, 2000 due to the write-off of unamortized financing costs resulting from the repayment of debt during this period.

     On September 27, 2000, the Company received notification from the FDA that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrates compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. The Company recorded extraordinary losses on disposed and impaired assets associated with these events. The related losses were recorded in the quarter ended September 30, 2000 and amounted to $43.7 million before tax benefit of $16.4 million.

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

     We generated net cash from operations of $92.9 million for the nine months ended September 30, 2000. Our net cash provided from operations was primarily the result of $20.3 million in net income, adjusted for non-cash depreciation and amortization of $30.7 million, an increase in other long-term liabilities of $22.3 million, non-cash extraordinary charges and non-cash non-recurring charges of $61.4 million, an increase in accrued expenses of $10.7 million, and an increase in accounts payable of $3.8 million. Additionally, we decreased other assets by $2.1 million and recorded $1.4 million of non-cash amortization of loan fees. An increase in accounts receivable of $11.1 million and an increase in inventory of $34.1 million, an increase in prepaid and other current assets of $4.8 million and a decrease in income taxes payable of $9.0 million offset the items previously described.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is incorporated by reference to Note 7 to the Condensed Consolidated Financial Statements included elsewhere in this document.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

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

                                          KING PHARMACEUTICALS, INC.

Date: January 22, 2001                    By: /s/ JOHN M. GREGORY
                                            ------------------------------------
                                            John M. Gregory
                                            Chairman and Chief Executive Officer

Date: January 22, 2001                    By: /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                            James R. Lattanzi
                                            Chief Financial Officer