Form 10-K
period 2000-12-31
KING PHARMACEUTICALS INC
filed 2001-04-02
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

    [  ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24425

                           KING PHARMACEUTICALS, INC.
             (Exact name of registrant as specified in its charter)

                  TENNESSEE                                     54-1684963
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)

              501 FIFTH STREET
             BRISTOL, TENNESSEE                                    37620
  (Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code: (423) 989-8000

         Securities registered under Section 12(b) of the Exchange Act:

            (TITLE OF EACH CLASS)                   (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
                COMMON STOCK                                  NEW YORK STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [X]      No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by nonaffiliates of the Registrant as of March 28, 2001 is approximately $6,158,032,700. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 28, 2001, Common Stock, no par value, 171,255,656.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our wholly-owned subsidiaries are Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; Medco Research, Inc. (acquired February 25, 2000 and later renamed "King Pharmaceuticals Research and Development, Inc."); Jones Pharma Incorporated (acquired August 31, 2000); and King Pharmaceuticals of Nevada, Inc.

     We are a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of approximately 520 representatives and co-promotion arrangements, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, pediatricians, obstetrician/gynecologists, and hospitals across the country and in Puerto Rico.

     Our primary business strategy is to acquire established branded pharmaceutical products and to increase their sales through focused marketing and promotion and product life cycle management, including, securing new indications, developing product line extensions and devising new formulations or dosages. In pursuing product acquisitions, we seek to capitalize on opportunities in the pharmaceutical industry created by cost containment initiatives and consolidation among large, global pharmaceutical companies. We also seek attractive company acquisitions which add products or product pipelines, technologies or sales and marketing capabilities to our key therapeutic areas. In addition to branded pharmaceuticals, we also provide contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies, including Warner-Lambert Company, predecessor to Pfizer, Inc., Centocor, Inc., Santen Incorporated and Hoffman-La Roche Inc.

     Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our branded pharmaceutical products can be divided primarily into four therapeutic areas:

     - cardiovascular (including Altace(R), Procanbid(R) and Thalitone(R)),

     - anti-infectives (including Lorabid(R), Cortisporin(R), Neosporin(R), Bicillin(R) and Coly-Mycin M(R)),

     - critical care (including Thrombin-JMI(R) and Brevital(R)), and

     - women's health/endocrinology (including Menest(R), Nordette(R), Levoxyl(R), Cytomel(R), and Triostat(R)).

     We acquired from Glaxo Wellcome, Inc., predecessor to GlaxoSmithKline, the Cortisporin(R) product line in March 1997, the Viroptic(R) product line in May 1997 and six additional branded products, including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R) in November 1997. We collectively refer to these acquisitions as the "Glaxo Acquisition" in this report.

     In February 1998 we acquired from Pfizer, 15 branded pharmaceutical products, the Parkedale facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $127.9 million, including $2.9 million of assumed liabilities. We refer to this acquisition as the "Sterile Products Acquisition" in this report.

     In June 1998 we launched our new Cortisporin(R)-TC Otic line. Cortisporin(R)-TC Otic is a product line extension for our Cortisporin(R) Otic Suspension product.

     In December 1998 we acquired from Hoechst Marion Roussel, Inc., predecessor to Aventis Pharmaceuticals, Inc., for $362.5 million the United States and Puerto Rico rights to Altace(R) and two other small branded pharmaceutical products. Altace(R) is an Angiotensin Converting Enzyme inhibitor, which we refer to in this report as an "ACE" inhibitor. We refer to this acquisition in this report as the "Altace Acquisition." Aventis currently manufactures Altace(R) for us. Altace(R) has United States patent protection to 2008.

     In August 1999, we acquired the antibiotic Lorabid(R) from Eli Lilly and Company for $91.7 million including acquisition costs plus sales performance milestones that could bring the total value of the transaction to $158.0 million. The final contingent payment will be made if we achieve $140.0 million in annual net sales of Lorabid(R). As part of the agreement, we acquired or licensed all of Lilly's rights in the United States and Puerto Rico to Lorabid(R) including Lorabid(R)'s new drug applications, investigational new drug applications, and certain patents and associated United States copyright and trademark material. Lilly manufactures Lorabid(R) for us. Lorabid(R) has United States patent protection through December 31, 2005.

     On February 25, 2000, we acquired Medco Research, Inc. in an all stock transaction accounted for as a pooling of interests valued at approximately $366.0 million. We exchanged approximately 10.8 million shares of King common stock for all of the outstanding shares of Medco. Each share of Medco was exchanged for 1.01355 shares of King common stock. In addition, outstanding Medco stock options were converted at the same exchange ratio to purchase approximately 1.0 million shares of King common stock. Medco is now one of our wholly owned subsidiaries and, effective November 1, 2000, was renamed "King Pharmaceuticals Research and Development, Inc." Through King Research and Development, we are engaged in product life cycle management to develop new indications and line extensions for existing and acquired products and the development and global commercialization of cardiovascular medicines and adenosine-receptor technologies for multiple indications and markets. These products in development and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents. We then sponsor and direct any additional preclinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. King Research and Development has successfully developed two currently marketed adenosine-based products, Adenocard(R) and Adenoscan(R), the New Drug Applications for which are held by Fujisawa Healthcare, Inc. We receive a royalty based on the sales of the products.

     On June 23, 2000, we entered into a co-promotion agreement with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, to market Altace(R), in the United States and Puerto Rico. We refer to this agreement in this report as the "Co-Promotion Agreement." Subject to the terms of the Co-Promotion Agreement, we will pay American Home Products a quarterly fee based on a percentage of net sales in exchange for its marketing efforts. American Home Products purchased $75.0 million of our common stock and paid us $25.0 million in cash upon execution of the Co-Promotion Agreement. American Home Products paid us an additional $50.0 million in November 2000 as a result of the United States Food and Drug Administration's final approval on October 4, 2000 of new indications for Altace(R). We refer to the United States Food and Drug Administration in this report as the "FDA."

     On July 7, 2000, we completed the acquisition of rights to the Nordette(R), Bicillin(R), and Wycillin(R) product lines in the United States and Puerto Rico from American Home Products as contemplated by the Co-Promotion Agreement discussed above for $200.0 million. The transaction was financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to American Home Products, $37.5 million of the proceeds from the sale of stock to American Home Products, $25.0 million received in connection with the Co-Promotion Agreement with American Home Products, $90.0 million from our revolving credit facility and $12.5 million in cash from operations.

     On August 31, 2000, we acquired Jones Pharma Incorporated in an all stock transaction accounted for as a pooling of interests for approximately $2.4 billion. We exchanged approximately 74.0 million shares of King common stock for all of the outstanding shares of Jones. Each share of Jones was exchanged for
1.125 shares of King common stock. In addition, outstanding Jones stock options were converted at the same exchange ratio to purchase approximately 4.0 million shares of King common stock. Jones is now one of our wholly-owned subsidiaries. Jones was an emerging specialty pharmaceutical company with a national sales force of approximately 100 dedicated sales representatives who promoted Jones' products throughout the United States. Jones' strategy was to build a portfolio of growing products through the acquisition of under-promoted, promotion-sensitive FDA-approved products from other pharmaceutical companies. About one-half of Jones' sales were generated by the thyroid-disorder drugs Levoxyl(R), Tapazole(R), Cytomel(R), and Triostat(R). Jones' other products included Thrombin-JMI(R) for controlling blood loss during surgery; Brevital(R), an anesthetic; and veterinary pharmaceuticals.

     On December 20, 2000, we acquired an exclusive license from Novavax, Inc. to use its proprietary cell line to develop and potentially commercialize recombinant human papillomavirus (HPV) virus-like particle (VLP) vaccines. Pursuant to the license agreement, we have an exclusive worldwide license to develop, manufacture and market HPV-16 VLP vaccines for the prevention and/or treatment of HPV infection, except that Novavax retained the right to co-market the product in the United States, including Puerto Rico. We will pay Novavax during the term of the license a royalty based on 17% of any net sales, less cost of goods, of any HPV product successfully developed under the license agreement. Novavax and we are currently working together on manufacturing HPV-16 VLP vaccines being evaluated by the National Cancer Institute in clinical trials. The vaccines are designed to prevent and/or treat HPV-16 infection and associated cervical cancer.

     We also acquired an exclusive license from Novavax on January 8, 2001 to promote, market, distribute and sell Estrasorb(TM), Novavax's topical, transdermal estrogen replacement therapy, worldwide except in the United States, Canada, Italy, the Netherlands, Greece, Switzerland and Spain. We will pay Novavax during the term of the license a royalty based on 7.5% of net sales of Estrasorb(TM) in any exclusive territory. Novavax and we will co-market Estrasorb(TM) in the United States and Puerto Rico. Under the co-promotion agreement, Novavax will pay us an amount equal to 50% of net sales, less cost of goods, of Estrasorb(TM). Novavax has indicated that it expects to file a New Drug Application for Estrasorb(TM) in 2001.

     Our strategy is to continue to acquire branded pharmaceutical products and to increase sales and create value by leveraging our marketing, manufacturing and product development capabilities. The success of our marketing strategy will be aided by our having gained approval from the FDA on October 4, 2000 of the new indications for Altace(R) requested under a supplemental New Drug Application. In addition to the treatment of hypertension, this approval permits the promotion of Altace(R) to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking or documented microalbuminuria). Altace(R) is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining acute myocardial infarction. Altace(R) is marketed by our subsidiary Monarch and by the Wyeth-Ayerst division of American Home Products pursuant to the Co-Promotion Agreement we entered into in June 2000.

     We manufacture pharmaceutical products for a variety of pharmaceutical and biotechnology companies under contracts expiring at various times within the next four years. We intend to enter into additional manufacturing contracts in cases where we identify contracts that offer significant volumes and attractive revenues. We have not accepted or renewed manufacturing contracts for third parties where we perceived insignificant volumes or revenues. In accordance with our focus on branded pharmaceutical products, we expect that, over time, our contract manufacturing will continue to decrease as a percentage of revenues.

     The following summarizes approximate net revenues by operating segment (in thousands).

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1998        1999        2000
                                                         ---------   ---------   ---------
Branded pharmaceuticals................................  $228,493    $434,896    $529,053
Licensed products......................................    27,544      31,650      41,473
Contract manufacturing.................................    31,931      36,408      42,755
Other..................................................     6,453       9,511       6,962
                                                         --------    --------    --------
          Total........................................  $294,421    $512,465    $620,243
                                                         ========    ========    ========

For additional segment information, please see the section entitled "Selected Financial Data", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes elsewhere in this report.

INDUSTRY

     Growth in the pharmaceutical industry is being driven primarily by:

     - the aging population;

     - technological breakthroughs which have increased the number of ailments which can be treated with or prevented by drugs;

     - managed care's preference for drug therapy over surgery since drug therapy is generally less costly; and

     - direct-to-consumer television advertising which has increased public awareness of available drug therapies.

     During the past decade, the pharmaceutical industry has been faced with cost containment initiatives from government and managed care organizations and has begun to consolidate. Consolidation is being driven by a desire among pharmaceutical companies to reduce costs through economies of scale and synergies, to add previously lacking United States or European sales strength or to add promising product pipelines or manufacturing capabilities in key therapeutic categories.

     Industry consolidation and cost containment pressures have increased the level of sales necessary for an individual product to justify active marketing and promotion from large pharmaceutical companies. This has led large pharmaceutical companies to focus their marketing efforts on drugs with high volume sales, newer or novel drugs which have the potential for high volume sales and products which fit within core therapeutic or marketing priorities. As a result, major pharmaceutical companies have sought to divest relatively small or non-strategic product lines which can be profitable for emerging pharmaceutical companies, like us, to manufacture and market.

PRODUCTS AND PRODUCT DEVELOPMENT

     We market a variety of branded prescription products primarily over four therapeutic areas, including

     - cardiovascular products (including Altace(R), Thalitone(R) and Procanbid(R)),

     - anti-infective products (including Lorabid(R), Bicillin(R), Cortisporin(R), Neosporin(R), and Coly-Mycin(R)),

     - critical care products (including Thrombin-JMI(R), Brevital(R)); and

     - women's health products/endocrinology products (including Menest(R), Nordette(R), Levoxyl(R), Cytomel(R), and Triostat(R)).

     Our branded pharmaceutical products are generally in high volume categories and are well known for their indications (e.g., Altace(R), Lorabid(R) and Levoxyl(R)). Additionally, many of our branded products have limited or no generic competition, including patent protected products, products that are difficult to formulate (e.g., creams, ophthalmic suspensions) or biologicals that have no generic equivalent. Branded pharmaceutical products represented 85.0% of our net revenues for each of the years ended December 31, 2000 and 1999.

     Cardiovascular products. Altace(R), an ACE inhibitor, is our primary product within this category. In August 1999, the results of the Heart Outcomes Prevention Evaluation trial, which we refer to in this report as the "HOPE trial," were released. The HOPE trial determined that Altace(R) significantly reduces the rates of death from cardiovascular causes, myocardial infarction, and stroke in a broad range of high-risk cardiovascular patients. On October 4, 2000, the FDA approved our supplemental New Drug Application. This approval permits the promotion of Altace(R) to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking or documented microalbuminuria. In

February 1998, we acquired Procanbid(R) from Pfizer. Procanbid(R) is a branded pharmaceutical product used to treat arrhythmia. Thalitone(R), which we acquired in December 1996, is a hypertension diuretic tablet indicated for the management of hypertension with patent protection through 2007.

     Anti-infective products. Our anti-infective products are marketed primarily to general/family practitioners, internal medicine physicians and pediatricians and are prescribed to treat uncomplicated infections of the respiratory tract, urinary tract, eyes, ears and skin. Our products are generally in technologically mature product segments and as a result have limited product liability risk. Lorabid(R) is our largest product in the category while Cortisporin(R) has become our second largest product in this category. Lorabid(R) is indicated for the treatment of patients with mild to moderate infections caused by susceptible strains of bacteria in the upper and lower respiratory tract, the skin and the urinary tract.

     Critical care products. We have two products in this category which are marketed primarily to hospitals. Thrombin-JMI(R) aids in controlling minor bleeding during surgery. Brevital(R) is an anesthetic solution for intravenous use in adults and for rectal and intramuscular use in pediatric patients. Brevital(R) is marketed as a short-term and long-term anesthetic because of its rapid onset of action and quick recovery time. Brevital(R) is used alone and in combination with other anesthetics. Its rapid onset of action makes it a useful induction agent prior to the administration of other agents to maintain anesthesia.

     Women's health products/endocrinology products. We have a number of leading branded pharmaceutical products in this category including Menest(R) and Nordette(R). In an effort to further strengthen our women's health franchise, we acquired Menest(R) from GlaxoSmithKline in June 1998. We previously manufactured this product for GlaxoSmithKline. Menest(R) competes in the growing $2 billion estrogen replacement category. Our products Levoxyl(R), Cytomel(R), and Triostat(R) are indicated for the treatment of thyroid disorders.

     Certain of our products are described below:

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
CARDIOVASCULAR PRODUCTS
Altace(R)(1)......................  Aventis                   A hard-shell capsule for oral
                                    (December 1998)           administration indicated for the
                                                              treatment of hypertension,
                                                              reduction of the risk of stroke,
                                                              myocardial infarction (heart
                                                              attack) and death from
                                                              cardiovascular causes in patients
                                                              55 and over either with a history
                                                              of coronary artery disease, stroke
                                                              or peripheral vascular disease or
                                                              with diabetes and one other
                                                              cardiovascular risk factor (such
                                                              as elevated cholesterol levels or
                                                              cigarette smoking). Altace(R) is
                                                              also indicated in stable patients
                                                              who have demonstrated clinical
                                                              signs of congestive heart failure
                                                              after sustaining acute myocardial
                                                              infarction.
Thalitone(R)(2)...................  Horus Therapeutics, Inc   A hypertension-diuretic tablet
                                    (December 1996)           indicated for the management of
                                                              hypertension, either alone or in
                                                              combination with other
                                                              antihypertensive drugs, and for
                                                              edema associated with congestive
                                                              heart failure and various forms of
                                                              renal dysfunction.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
Procanbid(R)......................  Pfizer                    A procainamide extended-release
                                    (February 1998)           tablet indicated for the treatment
                                                              of documented ventricular
                                                              arrhythmia, such as sustained
                                                              ventricular tachycardia, that, in
                                                              the judgment of a physician, are
                                                              life-threatening.
Adrenalin(R)......................  Pfizer                    A sterile solution made from the
                                    (February 1998)           active principle of the adrenal
                                                              medulla used to relieve
                                                              respiratory distress and
                                                              hypersensitivity reactions and
                                                              restore cardiac rhythm in cardiac
                                                              arrest due to various causes.
ANTI-INFECTIVE PRODUCTS
Lorabid(R)........................  Eli Lilly Company         A capsule and suspension product
                                    (August 1999)             indicated for the treatment of
                                                              patients with mild to moderate
                                                              infections caused by susceptible
                                                              strains of bacteria in the upper
                                                              and lower respiratory tract, the
                                                              skin and the urinary tract.
Bicillin(R).......................  American Home Products    A penicillin-based antibiotic
                                    (July 2000)               suspension for deep muscular
                                                              injection indicated for the
                                                              treatment of infections due to
                                                              penicillin-G-susceptible
                                                              microorganisms that are
                                                              susceptible to serum levels common
                                                              to this particular dosage form.
Cortisporin(R)....................  GlaxoSmithKline (March    A full line of prescription
                                    1997)                     antibiotic and anti-inflammatory
                                                              formulations of ophthalmic
                                                              ointments and suspensions, otic
                                                              solutions and suspensions, and
                                                              topical creams and ointments
                                                              indicated for the treatment of
                                                              corticosteroid-responsive
                                                              dermatoses with secondary
                                                              infections.
Viroptic(R).......................  GlaxoSmithKline           A sterile solution indicated for
                                    (May 1997)                the treatment of ocular Herpes
                                                              simplex virus,
                                                              idoxuridine-resistant Herpes and
                                                              vidarabine-resistant Herpes. In
                                                              November 1997, the FDA approved
                                                              the expanded use of Viroptic(R) to
                                                              include pediatric patients, ages
                                                              six and above.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
Neosporin(R)(3)...................  GlaxoSmithKline           A prescription strength ophthalmic
                                    (November 1997)           ointment and solution indicated
                                                              for the topical treatment of
                                                              ocular infections. It is also
                                                              formulated as a prescription
                                                              strength genito-urinary
                                                              concentrated sterile irrigant
                                                              indicated for short-term use as a
                                                              continuous irrigant or rinse to
                                                              help prevent infections associated
                                                              with the use of indwelling
                                                              catheters.
Polysporin(R)(3)..................  GlaxoSmithKline           A prescription strength wide range
                                    (November 1997)           antibacterial sterile ointment
                                                              indicated for the topical
                                                              treatment of superficial ocular
                                                              infections.
Vira-A(R).........................  Pfizer                    An antiviral ointment indicated
                                    (February 1998)           for the topical treatment of
                                                              ocular infections caused by the
                                                              Herpes simplex virus types 1 and
                                                              2.
Chloromycetin(R)..................  Pfizer                    A broad spectrum antibiotic
                                    (February 1998)           ophthalmic ointment and solution
                                                              indicated for the treatment of
                                                              serious bacterial infections that
                                                              are not responsive to other
                                                              antibiotics or when other
                                                              antibiotics are contraindicated.
                                                              This product is also available in
                                                              an otic solution and sterile
                                                              injectable form for intravenous
                                                              administration in the treatment of
                                                              acute infections caused by
                                                              salmonella and meningeal
                                                              infections.
Septra(R).........................  GlaxoSmithKline           An antibiotic indicated for the
                                    (November 1997)           treatment of infectious diseases,
                                                              including urinary tract
                                                              infections, pneumonia, enteritis
                                                              and ear infections in adults and
                                                              children.
Coly-Mycin(R).....................  Pfizer                    An antibiotic sterile parenteral
                                    (February 1998)           indicated for the treatment of
                                                              acute or chronic infections due to
                                                              sensitive strains of certain
                                                              gram-negative bacteria and a
                                                              sterile aqueous suspension for the
                                                              treatment of superficial bacterial
                                                              infections of the external
                                                              auditory canal.
Silvadene(R)(4)...................  Aventis                   A topical antimicrobial cream
                                    (December 1998)           indicated as an adjunct for the
                                                              prevention and treatment of wound
                                                              sepsis in patients with second-and
                                                              third-degree burns.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
CRITICAL CARE PRODUCTS
Thrombin-JMI(R)...................  Jones                     A chromatographically purified
                                    (August 2000)             topical (bovine) thrombin solution
                                                              indicated as an aid to hemostasis
                                                              whenever oozing blood and minor
                                                              bleeding from capillaries and
                                                              small venules is accessible.
Brevital (R)......................  Jones                     An anesthetic solution for
                                    (August 2000)             intravenous use in adults and for
                                                              rectal and intramuscular use only
                                                              in pediatric patients.
WOMEN'S HEALTH/ENDOCRINOLOGY
  PRODUCTS
Pitocin(R)........................  Pfizer                    A sterile hormone solution used to
                                    (February 1998)           initiate or improve uterine
                                                              contractions during labor and to
                                                              control bleeding or hemorrhage in
                                                              the mother after childbirth.
Menest(R)(4)......................  GlaxoSmithKline           A film-coated estrified estrogen
                                    (June 1998)               tablet for the treatment of
                                                              vasomotor symptoms of menopause,
                                                              atrophic vaginitis, kraurosis
                                                              vulvae, female hypogonadism,
                                                              female castration, primary ovarian
                                                              failure, breast cancer and
                                                              prostatic carcinoma.
Nordette(R).......................  American Home Products    A tablet-form oral contraceptive
                                    (July 2000)               indicated for the prevention of
                                                              pregnancy.
Anusol-HC(R)......................  Pfizer                    A suppository and cream indicated
                                    (February 1998)           for the relief of inflammation
                                                              accompanying hemorrhoids (piles),
                                                              post-irradiation proctitis,
                                                              cryptitis and other inflammatory
                                                              conditions of the anorectum.
Levoxyl(R)........................  Jones                     Color-coded, potency marked
                                    (August 2000)             tablets indicated as replacement
                                                              therapy for any form of diminished
                                                              or absent thyroid function.
Tapazole(R).......................  Jones                     A tablet indicated in the medical
                                    (August 2000)             treatment of hyperthyroidism.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
Cytomel(R)........................  Jones                     A tablet indicated in the medical
                                    (August 2000)             treatment of hyperthyroidism. The
                                                              only commercially available
                                                              thyroid hormone tablet containing
                                                              T(3) as a single entity.
Triostat(R).......................  Jones                     A sterile non-pyrogenic aqueous
                                    (August 2000)             solution for intravenous
                                                              administration indicated in the
                                                              treatment of myxedema
                                                              coma/precoma.

---------------

(1) We acquired licenses for the exclusive rights in the United States under various patents to the active ingredient in Altace(R).
(2) We acquired the trademark and patents for this product from Boehringer Ingelheim Pharmaceuticals, Inc.
(3) We have exclusive licenses, free of royalty obligations, to manufacture and market prescription formulations of these products.
(4) We acquired worldwide rights to these products.

CONTRACT MANUFACTURING

     We utilize our excess manufacturing capacity to provide third party contract manufacturing. We currently provide contract manufacturing for many pharmaceutical and biotechnology companies, including Pfizer, Centocor, Inc., Santen Incorporated and Hoffman-LaRoche Inc. Many of the products that we contract manufacture are difficult to manufacture and, therefore, do not attract significant competition. Contract manufacturing as a percentage of sales has declined from 85% in 1994 to 7.0% of net revenues for each of the years ended December 31, 2000 and 1999 as we have acquired branded pharmaceuticals products. We believe contract manufacturing provides the following benefits:

     - a stable, recurring source of cash flows;

     - a means of absorbing overhead costs, and as such is an efficient utilization of excess capacity; and

     - experience in manufacturing a broad line of formulations which is advantageous to us in pursuing and integrating acquired products.

SALES AND MARKETING

     We have a national sales force of approximately 520 sales representatives. We distribute our branded pharmaceutical products primarily through wholesale drug distributors. These products are ordinarily dispensed to the public through pharmacies on the prescription of a physician. For branded pharmaceutical products, our marketing and sales promotions principally target general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, pediatricians and obstetrician/gynecologists and hospitals through detailing and sampling to encourage physicians to prescribe more of our products. The sales force is supported and supplemented by co-promotion arrangements, telemarketing and direct mail, as well as through advertising in trade publications and representations at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system, which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth or product acquisitions warrant.

     Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants', customer concentration.

In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2000, approximately 43.2% of our sales were attributable to three distributors:
McKesson Corporation (18.1%), Cardinal/Whitmire (14.9%) and Bergen Brunswig (10.2%).

MANUFACTURING

     Our manufacturing facilities are located in Bristol, Tennessee; Rochester, Michigan; Middleton, Wisconsin; St. Petersburg, Florida and St. Louis, Missouri. These facilities have in the aggregate approximately 1.5 million square feet of manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the Drug Enforcement Agency, known as the "DEA," to procure and produce controlled substances. We manufacture certain of our own branded pharmaceutical products as well as products owned by other pharmaceutical companies under manufacture and supply contracts which expire over periods ranging from one to four years.

     We can produce a broad range of dosage formulations, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, liquids, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to capture higher margins and pursue product line extensions more efficiently. However, currently all or a part of 26 of our product lines, including Altace(R), Lorabid(R), the product lines acquired from GlaxoSmithKline and two of the product lines acquired from Pfizer are manufactured for us by third parties. As of December 31, 2000, capacity utilization was approximately 50.0% at the Bristol facility, approximately 33.0% at the Parkedale facility located in Rochester, Michigan, approximately 90.0% at the Middleton facility, approximately 75.0% at the St. Petersburg facility and approximately 70.0% at the St. Louis, Missouri facility, providing us with substantial manufacturing capacity for future growth. We intend to transfer, when advantageous, production of acquired branded pharmaceutical products and their product line extensions to our manufacturing facilities as soon as practicable after regulatory requirements and contract manufacturing requirements are satisfied.

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

     We require a supply of quality raw materials and components to manufacture and package drug products for us and for third parties with which we have contracted. Generally we have not had difficulty obtaining raw materials and components from suppliers in the past. Currently, we rely on more than 500 suppliers to deliver the necessary raw materials and components. We have no reason to believe we will be unable to procure adequate supplies of raw materials and components on a timely basis.

RESEARCH AND DEVELOPMENT

     We are involved in product development and continually seek to develop extensions to our product lines and to improve the quality and efficiency of our manufacturing processes. Our laboratories and product development scientists have produced several product line extensions to existing branded pharmaceutical products.

     Through King Research and Development, we are engaged in product life cycle management to develop new indications and line extensions for existing and acquired products and the development and global commercialization of cardiovascular medicines and adenosine-receptor technologies, including the development of Binodisine (MRE0470), a myocardial pharmacologic stress imaging agent. These products in development and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents. We then sponsor and direct any additional preclinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead.

     Additionally, we have entered into licensing arrangements with Novavax to develop and potentially commercialize HPV-16 VLP vaccines, for which the initial planned Phase III clinical trial is expected to commence during mid-2001. We have exclusive worldwide rights to HPV-16 VLP except in the United States and Puerto Rico which we share with Novavax.

     We also acquired an exclusive license from Novavax to promote, market, distribute and sell Estrasorb(TM) worldwide except in the United States, Canada, Italy, the Netherlands, Greece, Switzerland and Spain. We will co-market Estrasorb(TM) in the United States with Novavax. Novavax has indicated it expects to file a New Drug Application for Estrasorb(TM) in 2001.

GOVERNMENT REGULATION

     Our business and our products are subject to extensive and rigorous regulation at both the federal and state levels. Most importantly, nearly all of our products are subject to pre-market approval requirements. New drugs are approved under, and are subject to, the Federal Food, Drug and Cosmetic Act, known as the "FDC Act," and the respective related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, known as the "PHS Act," and the related regulations. Biological drugs are licensed under the PHS Act.

     At the federal level, we are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Department of Agriculture, Occupation Safety and Health Administration and the U.S. Environmental Protection Agency known as the "EPA." The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

     When we acquire the right to market an existing approved pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer to us of marketing rights to the pharmaceutical products. We are also required to advise the FDA about any changes in certain conditions in the approved application as set forth in the FDA's regulations. Our strategy focuses on acquiring branded pharmaceutical products and transferring, when advantageous, their manufacture to our manufacturing facilities as soon as practicable after regulatory requirements are satisfied. In order to transfer manufacturing of the acquired branded products, we must demonstrate, by filing information with the FDA, that we can manufacture the product in accordance with current Good Manufacturing Practices, which we refer to in this report as "cGMPs," and the specifications and conditions of the approved marketing application. For changes requiring prior approval, there can be no assurance that the FDA will grant such approval in a timely manner, if at all.

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

     We also manufacture and sell pharmaceutical products which are "controlled substances" as defined in the Controlled Substances Act and related federal and state laws, which establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA, a division of the Department of Justice, and state authorities. The DEA has a dual mission-law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent such articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the applicable state authorities in order to engage in pharmaceutical development, manufacturing and distribution of pharmaceutical products containing controlled substances. We are licensed by the DEA to manufacture and distribute certain pharmaceutical products containing controlled substances. We have not experienced license revocations, restriction or fines for non-compliance with the foregoing regulations but no assurance can be given that revocations, restriction or fines which could have a material adverse effect upon our business, financial condition and results of operations will not be imposed upon us in the future.

     The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act, known as "PDMA," as part of the FDC Act, which regulates such activities at both the federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if such manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.

     Our Parkedale facility, located in Rochester, Michigan, manufactures both drug and biological pharmaceutical products. Prior to our acquisition of Parkedale in February 1998, it was one of six Pfizer facilities subject to a consent decree issued by the U.S. District Court of New Jersey in August 1993. We plan to petition for relief from the consent decree with respect to the Parkedale facility when appropriate.

     In March 1998, the FDA's Team Biologics began a series of periodic inspections which continued into 2000 at our Parkedale facility. During these inspections, the FDA made cGMP observations in written reports provided to us. These written reports are known as "FDA Form 483s" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection. While no law or regulation requires us to respond to a 483, we provided the FDA with a written response to each of these 483s, including action plans to address the observations. On September 27, 2000, following the receipt of a written notification from the FDA, we decided to discontinue Fluogen(R) permanently, rather than devote additional resources to the product. As a result of our discontinuance of the product, we did not recognize any revenue from Fluogen(R) during 2000. We have generally recognized revenue from Fluogen(R) during the third and fourth quarters of the prior calendar years. As a result of discontinuing Fluogen(R), we recorded in the year ended December 31, 2000, extraordinary losses on disposed and impaired assets totaling $43.7 million before tax benefit of $16.4 million. This extraordinary loss related to Fluogen(R) included the write-off of related property, plant and equipment and intangible assets and existing product inventory. In addition, we incurred non-recurring charges totaling $8.6 million related to employee severance by Parkedale in the year 2000.

     The Parkedale facility was inspected by the FDA in February 2001. Our Parkedale facility received a 483 following this inspection. The 483 from February 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

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

ENVIRONMENTAL MATTERS

     Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future environmental compliance will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result in changes in environmental laws and regulations or as a result of increased manufacturing activities at any of our facilities.

     Under the Comprehensive Environmental Response, Compensation, and Liability Act, known as "CERCLA," the EPA can impose liability for the entire cost of cleanup of contaminated properties upon each or any of the current and former site owners, site operators or parties who sent waste to the site, regardless of fault or the legality of the original disposal activity. Many states, including Tennessee, Michigan, Wisconsin, Florida and Missouri have statutes and regulatory authorities similar to CERCLA and to the EPA. We have hazardous waste hauling agreements with licensed third parties to properly dispose of hazardous wastes. We cannot assure you that we will not be found liable under CERCLA or any applicable state statute or regulation for the costs of undertaking a clean up at a site to which our wastes were transported.

COMPETITION

  General

     We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Forest Laboratories, Inc., ALZA Corporation, Shire Pharmaceuticals Group plc, Watson Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities. Our branded pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors, which enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

  Generic Substitutes

     Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, during 2000 the FDA approved for sale generic substitutes for Tapazole(R). Of our branded pharmaceutical products that have generic substitutes, we believe that only a small number face significant competition because many of our branded pharmaceutical products have sales levels that are too low to attract competition or are too difficult to manufacture or prove bioequivalence (i.e., the two products produce identical effects on the body).

     For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. It typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with bioequivalence or complex manufacturing requirements, we are better able to protect market share and produce sustainable, high margins and cash flows.

INTELLECTUAL PROPERTY

  Patents, Licenses and Proprietary Rights

     We consider the protection of discoveries in connection with our development activities important to our business. The patent positions of pharmaceutical firms, including ours, are uncertain and involve legal and factual questions, which can be difficult to resolve. We intend to seek patent protection in the United States and selected foreign countries where and when deemed appropriate.

     In connection with the Altace(R) product line, we acquired a license for the exclusive rights in the United States and Puerto Rico to various Aventis patents, including the rights to the active ingredients in Altace(R) having patent protection until 2008. Our rights include the use of the active ingredients in Altace(R) generally in combination as human therapeutic or human diagnostic products in the United States. We also own U.S. Patents for Procanbid(R) and for Novel Chlorthalidone Process and Product, covering the raw materials used in the manufacture of Thalitone(R). These patents expire in 2014 and 2007, respectively.

     In connection with the acquisition of Lorabid(R), we acquired, among other things, all of Lilly's rights in approximately 30 patents and received a broad royalty-free non-exclusive license in the U.S. and Puerto Rico to 12 other patents and associated technology. We also received an exclusive sublicense to 4 other patents for which we must pay a royalty to Lilly if certain sales thresholds are met. Lorabid(R) has patent protection through 2005.

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

     We are party to an agreement under which Fujisawa Healthcare, Inc., manufactures and markets Adenocard(R) in the United States and Canada in exchange for royalties. We are also party to an agreement with Sanofi-Synthelabo, France, for the manufacture and marketing of Adenocard(R) in countries other than the United States, Canada and Japan in exchange for royalties. We are party to an agreement under which Suntory manufactures and markets Adenocard(R) and Adenoscan(R) in Japan. We pay one-half of all royalties received from Adenocard(R) sales to the University of Virginia Alumni Patents Foundation from which we acquired rights to Adenocard(R).

     We are also party to an agreement with Fujisawa that grants to Fujisawa manufacturing and marketing rights to such products in the United States and Canada and entitles us to royalties. Royalties received by us from sales outside of the United States and Canada are shared equally with Fujisawa. Fujisawa, on its own behalf and ours, obtained a license to additional intellectual property rights for intravenous adenosine in cardiac imaging and the right to use intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery and secured intellectual property rights to extend the exclusivity of Adenoscan(R) until 2015.

     We have licensed exclusive rights to Sanofi to manufacture and market Adenoscan(R) worldwide except in the United States, Canada, Japan, Korea and Taiwan. Sanofi has received marketing approval for Adenoscan(R) in a number of different countries.

     We are party to a Development and Commercialization Agreement with Discovery Therapeutics, Inc. dedicated to the discovery, development and commercialization of compounds that stimulate the A2a subfamily of adenosine receptors which we call "A2a-agonists". Under the terms of that agreement, Discovery Therapeutics granted us an exclusive license under certain U.S. and foreign patents and pending applications relating to A2a-agonists. We have exclusive rights under this license to market and sell developed compounds, either directly or through sublicense. In exchange for these rights, we agreed to pay Discovery Therapeutics licensing fees, development milestones and royalties on future sales of A2a-agonist products.

     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable, to develop and sustain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets or disclose the technology or that we can adequately protect our trade secrets.

  Trademarks

     We sell our branded products under a variety of trademarks. While we believe that we have valid proprietary interests in all currently used trademarks, only some of the trademarks are registered with the U.S. government, or foreign governmental entities, including those for our principal branded pharmaceutical products registered in the United States.

BACKLOG

     As of March 23, 2001, we had no material backlog.

EMPLOYEES

     As of March 23, 2001, we employed 1,642 full-time and 14 part-time persons. Some employees of the Parkedale facility, representing approximately 14.8% of our employees, are covered by a collective bargaining agreement with the Oil, Chemical & Atomic Workers, International Union which expires February 28, 2003. We believe our employee relations are good. We employ two full-time Chaplains and offer as part of our employee benefits package access to additional counseling services.

                                  RISK FACTORS

     Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this risk factors section actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price of our common stock could decline and you might lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Altace(R) accounted for approximately 26.1% of our net sales for the year ended December 31, 2000, and Altace(R), Lorabid(R), Levoxyl(R), Thrombin-JMI(R), and royalty revenues collectively accounted for approximately 56.5% of our net sales during the same period. We believe that sales of these products will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE MAY NOT ACHIEVE OUR INTENDED BENEFITS FROM THE CO-PROMOTION AGREEMENT WITH AMERICAN HOME PRODUCTS CORPORATION FOR THE PROMOTION OF ALTACE(R).

     We entered into the Co-Promotion Agreement for Altace(R) with American Home Products Corporation partially because we believed a larger pharmaceutical company with more sales representatives and with more experience and expertise in the promotion of pharmaceutical products to physicians would significantly increase the sales revenue potential of Altace(R). By efficiently co-marketing the new indications for Altace(R) which were approved by the FDA on October 4, 2000, we intend to increase the demand for the product. In the agreement, both parties have incentives to maximize the sales and profits of Altace(R) and to optimize the marketing of the product by coordinating their promotional activities.

     Under the Co-Promotion Agreement, American Home Products and we agreed to establish an annual budget of marketing expenses to cover, among other things, direct-to-consumer advertising, such as television advertisements and advertisements in popular magazines and professional journals. One of the goals of the direct-to-consumer advertising campaign is to encourage the targeted audience to ask their own physicians about Altace(R) and whether it might be of benefit for them. The direct-to-consumer campaign may not be effective in achieving this goal. Physicians may not prescribe Altace(R) for their patients to the extent we might otherwise hope if patients for whom Altace(R) is indicated do not ask their physicians about Altace(R).

     It is possible that we or American Home Products or both of us will not be successful in effectively promoting Altace(R) or in optimizing its sales. The content of agreed-upon promotional messages for Altace(R) may not sufficiently convey the merits of Altace(R) and may not be successful in convincing physicians to prescribe Altace(R) instead of other ACE inhibitors or competing therapies. The targets for sales force staffing, the number and frequency of details to physicians and the physicians who are called upon may be inadequate to realize our expectations for the revenues from Altace(R). Neither we nor American Home Products may be able to overcome the perception by physicians of a class effect, which we discuss below. Further, developments in technologies, the introduction of other products or new therapies may make it more attractive for American Home Products to concentrate on the promotion of a product or products other than Altace(R) or to lessen their emphasis on the marketing of Altace(R). Our strategic decisions in dealing with managed health care organizations may not prove to be correct and we could consequently lose sales in this market to competing ACE inhibitor products or alternative therapies. If any of these situations occurred, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

IF OUR BRISTOL FACILITY IS NOT QUALIFIED AS A MANUFACTURING AND PACKAGING SITE FOR ALTACE(R) OR IF THERE IS AN INTERRUPTION IN THE SUPPLY OF RAW MATERIAL FOR ALTACE(R), THE DISTRIBUTION, MARKETING AND SUBSEQUENT SALES OF THE PRODUCT COULD BE ADVERSELY AFFECTED.

     We are currently working to qualify our Bristol facility as a manufacturing and packaging site for Altace(R). While Aventis will remain as a supplier of the finished Altace(R) product to us, we intend our Bristol facility to ultimately be the primary source for the manufacture and packaging of Altace(R) for us. If we are unable to secure the approval of our Bristol facility as a manufacturing and packaging site or do not do so in a timely manner, we may not be able to meet the anticipated demand for Altace(R). While Aventis will remain an alternative or back-up supplier of Altace(R), if we encounter delays or difficulties with the approval of our Bristol facility as a site for the manufacture and packaging of Altace(R), the distribution, marketing and subsequent sales of Altace(R) nonetheless could be adversely affected. If we are delayed or unsuccessful in securing approval of the Bristol facility as a supplier, we might not be able to make alternative supply arrangements for additional amounts of the finished product at commercially reasonable rates, if at all.

     When we have qualified our Bristol facility as a manufacturing and packaging site for Altace(R), Aventis will be our single supplier of ramipril, the active ingredient in Altace(R). Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. Aventis currently manufactures and packages Altace(R) for us for sales in the United States and for itself for distribution outside of the United States. Any interruptions or delays in receiving the finished product or raw material used for the future production of Altace(R) could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have entered into a supply agreement with Aventis and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will not be interruptions or delays in the supply of the raw material.

SALES OF ALTACE(R) MAY BE AFFECTED BY THE PERCEPTION OF A CLASS EFFECT, AND ALTACE(R) AND OUR OTHER PRODUCTS MAY BE SUBJECT TO VARIOUS SOURCES OF COMPETITION FROM ALTERNATE THERAPIES.

     Although the FDA has approved new indications for Altace(R), we may be unable to meet investors' expectations regarding sales of Altace(R) due to a perceived class effect or the inability to market Altace(R)'s new uses and indications effectively.

     All prescription drugs currently marketed by pharmaceutical companies may be grouped into existing drug classes, but the criteria for inclusion vary from class to class. For some classes, specific biochemical properties may be the defining characteristic. For example, Altace(R) (ramipril) is a member of a class of products known as ACE inhibitors because ramipril is one of several chemicals that inhibits the production of enzymes that convert angiotensin, which could otherwise lead to hypertension.

     When one drug from a class is demonstrated to have a particularly beneficial or previously undemonstrated effect (e.g., the benefit of Altace(R) as shown by the Heart Outcomes Prevention Evaluation, which we refer to as the "HOPE trial"), marketers of other drugs in the same class (for example, other ACE inhibitors) will represent that their products offer the same benefit simply by virtue of membership in the same drug class. Consequently, other companies with ACE inhibitors that compete with Altace(R) will represent that their products are equivalent to Altace(R). By doing so, these companies will represent that their products offer the same efficacious results demonstrated by the HOPE trial. Regulatory agencies do not decide whether products within a class are quantitatively equivalent in terms of efficacy or safety. Because comparative data among products in the same drug class are rare, marketing forces often dictate a physician's decision to use one ACE inhibitor over another. We may not be able to overcome other companies' representations that their ACE inhibitors will offer the same benefits as Altace(R) as demonstrated by the HOPE trial. As a result, sales of Altace(R) may suffer from the perception of a class effect.

     Currently, there is no generic form of Altace(R) available. That is, there is no product that has the same active ingredient as Altace(R). Although no generic substitute for Altace(R) has been approved by the FDA, there are other ACE inhibitors whose patents have expired or will expire in the next few years and there are generic forms of other ACE inhibitors. Also, there are different therapeutic agents that may be used to treat certain conditions treated by Altace(R). For example, the group of products known as beta-blockers, calcium channel blockers and diuretics, may be prescribed to treat certain conditions that Altace(R) is used to treat. New ACE inhibitors, increased sales of generic forms of other ACE inhibitors or of other therapeutic agents that compete with Altace(R) may adversely affect the sales of Altace(R).

OUR CO-PROMOTION AGREEMENT FOR ALTACE(R) WITH AMERICAN HOME PRODUCTS CORPORATION COULD BE TERMINATED BEFORE WE REALIZE ALL OF THE BENEFITS OF THE AGREEMENT OR IT COULD BE ASSIGNED TO ANOTHER COMPANY BY AMERICAN HOME PRODUCTS OR AMERICAN HOME PRODUCTS COULD MARKET A COMPETING PRODUCT.

     Our exclusive Co-Promotion Agreement for Altace(R) with the Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, could be terminated before we realize all of the benefits of the agreement. American Home Products and we each have the right to terminate the agreement if annualized net sales of Altace(R) have not reached $300.0 million by October 4, 2003. There are other reasons why either American Home products or we could terminate the Co-Promotion Agreement. If the Co-Promotion Agreement is terminated for any reason, we may not realize increased sales which we believe may result from the expanded promotion of Altace(R). If the Co-Promotion Agreement is terminated, we must return some of the money previously paid to us by American Home Products upon the signing of the Co-Promotion Agreement, and American Home Products will have the rights to reacquire its interests in Nordette(R) for a fixed sum. If we must unwind our co-promotion efforts because of the reasons mentioned above, there may be a material adverse effect on the sales of Altace(R).

     If another company were to acquire, directly or indirectly, over 50% of the combined voting power of American Home Products' voting securities or more than half of its total assets, then American Home Products could assign its rights and obligations under the Altace(R) Co-Promotion Agreement to a successor without our prior consent. However, a successor would be required to first assume in writing the obligations of American Home Products under the Co-Promotion Agreement before the rights of American Home Products were assigned to it. Another party might not market Altace(R) as effectively or efficiently as American Home Products did. Also, a company which acquires American Home Products might not place as much emphasis on the Co-Promotion Agreement, might expend fewer marketing resources, such as a fewer number of sales representatives, than American Home Products did, or might have less experience or expertise in marketing pharmaceutical products to physicians. In any of these cases, there may be a material adverse effect on the sales of Altace(R).

     When feasible, American Home Products must give us six months' written notice of its intent to sell, market or distribute any product competitive with Altace(R). Under the Co-Promotion Agreement, a product competes with Altace(R) if it is an ACE inhibitor, an angiotensin II receptor blocker, which we refer to as an "ARB" in this report, or an ACE inhibitor or ARB in combination with other cardiovascular agents in a single product. However, an ARB alone or in combination with other cardiovascular agents competes with Altace(R) only if the level of promotional effort used by American Home Products for the ARB is greater than 50% of that applied to Altace(R). A product would not compete with Altace(R) if in the last 12 months it had net sales of less than $100.0 million or 15% of net sales of Altace(R), whichever was higher. Also, a product would not compete with Altace(R) under the Co-Promotion Agreement if the product were acquired by American Home Products through a merger with or acquisition by a third party and the product was no longer actively promoted by American Home Products or its successor through detailing the product to physicians.

     Once we have been notified in writing of American Home Products' intent to market, sell or distribute a competing product, then American Home Products has 90 days to inform us as to whether it intends to divest its interest in the competing product. If American Home Products elects to divest the competing product, it must try to identify a purchaser and to enter into a definitive agreement with the purchaser as soon as practicable. If American Home Products elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of our Altace(R) Co-Promotion Agreement. Alternatively, American Home Products and we could agree upon another commercial relationship, such as royalties payable to us for the sale of the competing product, or we could agree to adjust the promotion fee we pay to American Home Products for the co-promotion of Altace(R). If American Home Products and we are unable to establish acceptable terms under any of these options, then we have the option at our sole discretion to reacquire all the marketing rights to Altace(R) and terminate the Co-Promotion Agreement upon 180 days' prior written notice to American Home Products. In the event we decided to reacquire all the marketing rights to Altace(R) we would be obligated to pay American Home Products an amount of cash equal to twice the net sales of Altace(R) in the United States for the 12 month period preceding the reacquisition. Such a decision could have a material effect on our business, financial condition, the results of our operations and, cash flows.

OUR SALES OF LEVOXYL(R) COULD BE ADVERSELY IMPACTED IF OUR NEW DRUG APPLICATION IS NOT APPROVED IN A TIMELY MANNER.

     On August 14, 1997, the FDA announced in the Federal Register (62 FR 43535) that orally administered levothyroxine sodium drug products are new drugs. The notice stated that manufacturers who wish to continue to market these products must submit applications as required by the FDC Act by August 14, 2000. On April 26, 2000, the FDA issued a second Federal Register notice extending the deadline for filing these applications until August 14, 2001.

     On August 1, 2000, we submitted a New Drug Application for Levoxyl(R), our levothyroxine sodium drug product. The application is currently under review by the FDA, but there can be no guarantee that our application will be approved in a timely manner or at all. It is possible that other manufacturers of levothyroxine sodium drug products have filed or will file other New Drug Applications for their levothyroxine sodium products. It is also possible that the applications of other manufacturers could be approved before ours is approved which could result in a loss of sales of Levoxyl(R) or adversely affect our market share. Jerome Stevens, Inc. has already received approval for its levothyroxine sodium product Unithroid. After August 14, 2001, the FDA will refuse to accept a New Drug Application for a levothyroxine sodium drug product that is pharmaceutically equivalent to an approved product. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application. Also, since the Jerome Stevens product has been approved, a manufacturer could submit an Abbreviated New Drug Application demonstrating in vivo bioequivalence to the Jerome Stevens. If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R).

WE CANNOT ASSURE YOU THAT SALES OF LORABID(R) WILL INCREASE IN THE FUTURE. IF SALES DO NOT INCREASE, THERE MAY BE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS.

     Prior to our acquisition of Lorabid(R), sales of that product were on the decline. Increased sales of Lorabid(R) depend upon effective marketing to physicians which leads them to write prescriptions for our product. We cannot assure you that sales of Lorabid(R) will increase in the future. If Lorabid(R) sales do not increase or if they decrease, there may be a material adverse effect upon our results of operations and cash flow.

IF WE CANNOT IMPLEMENT OUR STRATEGY TO GROW OUR BUSINESS THROUGH INCREASED SALES AND ACQUISITIONS, OUR COMPETITIVE POSITION IN THE PHARMACEUTICAL INDUSTRY MAY SUFFER.

     We have historically increased our sales and net income through strategic acquisitions and related internal growth initiatives intended to develop marketing opportunities with respect to acquired product lines. Our strategy is focused on increasing sales and enhancing our competitive standing through acquisitions that complement our business and enable us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to product development, we rely heavily on purchasing product lines from other companies.

     Other companies, many of which have substantially greater financial, marketing and sales resources than we do, compete with us for the acquisition of products or companies. We may not be able to acquire rights to additional products or companies on acceptable terms, if at all, or be able to obtain future financing for acquisitions on acceptable terms, if at all. The inability to effect acquisitions of additional branded products could limit the overall growth of our business. Furthermore, even if we obtain rights to a pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. For example, our marketing strategy, distribution channels and levels of competition with respect to acquired products may be different than those of our current products, limiting our ability to compete favorably in those product categories.

IF WE CANNOT INTEGRATE THE BUSINESS OF COMPANIES OR PRODUCTS WE ACQUIRE, OUR BUSINESS MAY SUFFER.

     We anticipate that the integration of newly acquired companies and products into our business will require significant management attention and expansion of our sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our recent acquisitions, including the acquisition of Jones Pharma Incorporated, have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

IF WE ARE NOT ABLE TO DEVELOP OR LICENSE NEW PRODUCTS, OUR BUSINESS MAY SUFFER.

     We compete with other pharmaceutical companies, including large pharmaceutical companies with financial resources and capabilities substantially greater than ours, in the development and licensing of new products. We cannot assure you that we will be able to

     - engage in product life cycle management to develop new indications and line extensions for existing and acquired products;

     - develop, license or successfully commercialize new products on a timely basis or at all; or

     - develop or license new products in a cost effective manner.

For example, we are engaged in the development of Binodisine (MRE0470), a myocardial pharmacologic stress imaging agent; under a licensing agreement with Novavax we are developing HPV-16 VLP vaccines; and under an exclusive license with Novavax we anticipate promoting marketing, distributing and selling Estrasorb(TM) upon its approval by the FDA. However, we cannot assure you that we will be successful in any or all of these projects.

Further, other companies may license or develop products or may acquire technologies for the development of products that are the same as or similar to the products we have in development or that we license. Because there is rapid technological change in the industry and because many other companies may have more financial resources than we do, other companies may

     - develop or license their products more rapidly than we can,

     - complete any applicable regulatory approval process sooner than we can,

     - market or license their products before we can market or license our products, or

     - offer their newly developed or licensed products at prices lower than our prices,

and thereby have a negative impact on the sales of our newly developed or licensed products. Technological developments or the FDA's approval of new therapeutic indications for existing products may make our existing products or those products we are licensing or developing obsolete or may make them more difficult to market successfully, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE DO NOT HAVE PROPRIETARY PROTECTION FOR MOST OF OUR BRANDED PHARMACEUTICAL PRODUCTS, AND OUR SALES COULD SUFFER FROM COMPETITION BY GENERIC SUBSTITUTES.

     Although most of our revenue is generated by products not subject to competition from generic products, there is no proprietary protection for most of our branded pharmaceutical products, and generic substitutes for most of these products are sold by other pharmaceutical companies. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes. Increased competition from the sale of generic pharmaceutical products may cause a decrease in revenue from our branded products and could have a material adverse effect on our business, financial condition and results of operations. For example, Tapazole(R), with net sales of $26.5 million in 1999, began to face generic competition in 2000 and had net sales of $29.0 million in 2000 although net sales declined in the last six months of 2000. In addition, our branded products for which there is no generic form available may face competition from different therapeutic agents used for the same indications for which our branded products are used.

THIRD PARTIES MANUFACTURE OR SUPPLY MATERIALS FOR MANY OF OUR PRODUCTS, AND ANY DELAYS OR DIFFICULTIES EXPERIENCED BY THEM MAY REDUCE OUR PROFIT MARGINS AND REVENUES OR HARM OUR REPUTATION.

     Many of our product lines, including Altace(R), Lorabid(R) and Cortisporin(R), are currently manufactured by third parties. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

     We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for us and for third parties with which we have contracted. Generally, we have not had difficulty obtaining raw materials and components from suppliers in the past. Currently, we rely on over 500 suppliers to deliver the necessary raw materials and components. We have no reason to believe that we will be unable to procure adequate supplies of raw materials and components on a timely basis. However, if we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to distribute our products as planned. In this case, our business, financial condition and results of operations could be materially and adversely affected.

OUR PARKEDALE FACILITY HAS BEEN THE SUBJECT OF FDA CONCERNS. IF WE CANNOT ADEQUATELY ADDRESS THE FDA'S CONCERNS, WE MAY BE UNABLE TO OPERATE THE PARKEDALE FACILITY AND, ACCORDINGLY, OUR BUSINESS MAY SUFFER.

     Our Parkedale facility, located in Rochester, Michigan, manufactures both drug and biological pharmaceutical products. Prior to our acquisition of the Parkedale facility in February 1998, it was one of six Pfizer facilities subject to a consent decree issued by the U.S. District Court of New Jersey in August 1993 as a result of FDA concerns about compliance issues within Pfizer facilities in the period before the decree was entered.

     The Parkedale facility was inspected by the FDA in February 2001. When an FDA inspector completes an authorized inspection of a manufacturing facility, the FDC Act mandates that the inspector give to the owner/operator of the facility a written report listing the inspector's observations of objectionable conditions and practices. This written report is known as an "FDA Form 483" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the February 2001 inspection. While no law or regulation requires us to respond to a 483 we have submitted a written response detailing our plan of action with respect to each of the observations made on the February 483 and our commitment to correct the objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with cGMP. While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operation and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions. The 483 from February 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

OUR QUARTERLY RESULTS MAY FLUCTUATE, AND THESE FLUCTUATIONS MAY ADVERSELY AFFECT OUR PROFITABILITY.

     Our results of operations may vary from quarter to quarter due to many factors. These factors include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, seasonality of certain product sales, changes in sales due to anticipated price increases, changes in sales and marketing expenditures, competitive pricing pressures and general economic and industry conditions that may affect customer demand. For example, in advance of an anticipated or announced price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in the subsequent quarter than they would have been otherwise. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

AN INCREASE IN PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS OR PRODUCT RETURNS COULD HARM OUR BUSINESS.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $75.0 million for aggregate annual claims with a $50,000 deductible per incident and a $500,000 aggregate annual deductible; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

     Product recalls may be issued at our discretion or at the discretion of the FDA, other government agencies or other companies having regulatory authority for pharmaceutical product sales. In February 2000, American Pharmaceutical Partners, Inc., which manufacturers Adenoscan(R), initiated a Class II recall for 30 mL single-dose vials used only for intravenous infusion because of chipped and leaking vials and the possible presence of glass particles in vials. A Class II recall is one in which the use of, or exposure to, the product may cause temporary or medically reversible adverse health consequences or where the probability of serious adverse health consequences is remote. The FDA estimated that 100,000 vials remained on the market at the time of the recall. In April 2000, we initiated a voluntary Class II recall for one lot of Vira-A(R) ophthalmic ointment, as a result of leaking tubes. We cannot assure you that additional product recalls will not occur in the future. Any product recalls could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     Although product returns were approximately 2.4% of gross sales for the year ended December 31, 2000, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

SALES OF THROMBIN-JMI(R) MAY BE AFFECTED BY THE PERCEPTION OF RISKS ASSOCIATED WITH SOME OF THE RAW MATERIALS USED IN ITS MANUFACTURE.

     The source material for our product Thrombin-JMI(R) comes from bovine plasma and lung tissue. Bovine-sourced materials are of some concern because of potential transmission of Bovine Spongiform En-cephalopathy, or BSE. We have taken precautions to minimize the risks of contamination from BSE in our source materials including, primarily, the use of bovine materials only from the United States. Although no BSE has been documented in the United States, the United States is considered a Category II BSE-risk country, meaning that the United States is probably BSE-free but has some history of importing cattle from the United Kingdom.

     We receive the bovine raw materials from a single vendor and any interruption or delay in the supply of that material could adversely affect the sales of Thrombin-JMI(R). In addition to other actions taken by us and our vendor to minimize the risk of BSE, we are developing steps to further purify the material of other contaminants. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. We will continue surveillance of the source and believe that the risk of BSE-contamination in the source materials for Thrombin-JMI(R) is very low. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI(R) because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI(R). If BSE spreads to the United States, we could be forced to discontinue the manufacture and sale of Thrombin-JMI(R) which could materially and adversely affect our business, financial condition and results of operations.

THE LOSS OF OUR KEY PERSONNEL COULD HARM OUR BUSINESS.

     We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our acquisition and development objectives. Although we believe that we are adequately staffed in key positions and that we will be successful in retaining skilled and experienced management, operational, scientific and development personnel, we cannot assure you that we will be able to attract and retain key personnel on acceptable terms. The loss of the services of key personnel could have a material adverse effect on us, especially in light of our recent growth. We do not maintain key-person life insurance on any of our employees. In addition, we do not have employment agreements with any of our key employees.

IF WE ARE UNABLE TO SECURE OR ENFORCE PATENT RIGHTS, TRADEMARKS, TRADE SECRETS OR OTHER INTELLECTUAL PROPERTY, OUR BUSINESS COULD BE HARMED.

     We may not be successful in securing or maintaining proprietary patent protection for products we develop or technologies we license. In addition, our competitors may develop products similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. The validity of patents can be subject to expensive litigation. We can give you no assurance that our patents will not be challenged. Competitors may be able to develop similar or competitive products outside the scope of our patents which could have a material adverse effect on sales of our products or the amounts of royalty revenues we receive.

     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation, where patent protection is not believed to be appropriate or attainable, in order to maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets or disclose the technology, or that we can adequately protect our trade secrets.

OUR WHOLLY OWNED SUBSIDIARY, JONES PHARMA INCORPORATED, IS A DEFENDANT IN LITIGATION WHICH IS CURRENTLY BEING HANDLED BY ITS INSURANCE CARRIERS. SHOULD THIS COVERAGE BE INADEQUATE OR SUBSEQUENTLY DENIED OR WERE WE TO LOSE SOME OF THESE LAWSUITS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in more than 2,500 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as "fen/phen." Following Jones' acquisition of this product in 1996, Jones acted as a distributor of Obenix(R), a branded phentermine product. Jones also distributed a generic phentermine product. Jones believes that its phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

OUR SHAREHOLDER RIGHTS PLAN AND BYLAWS DISCOURAGE UNSOLICITED TAKEOVER PROPOSALS AND COULD PREVENT SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR COMMON STOCK.

     We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include:

     - a classified board of directors;

     - the ability of the board of directors to designate the terms of and issue new series of preferred stock;

     - advance notice requirements for nominations for election to the board of directors; and

     - special voting requirements for the amendment of our charter and bylaws.

We are also subject to anti-takeover provisions under Tennessee laws, each of which could delay or prevent a change of control. Together these provisions and the rights plan may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for common stock.

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES.

     The trading price of our common stock is likely to be volatile. The stock market in general and the market for emerging growth companies, such as King in particular, have experienced extreme volatility. Many factors contribute to this volatility, including

     - general market conditions.

     - perceptions about market conditions in the pharmaceutical industry,

     - announcements of technological innovations,

     - changes in marketing, product pricing and sales strategies or development of new products by us or out competitors,

     - changes in domestic or foreign governmental regulations or regulatory approval processes, and

     - variations in our results of operations,

This volatility may have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market (and in particular the securities of emerging growth companies such as King) could experience extreme price and volume fluctuations unrelated to operating performance. The volatility of our common stock imposes a greater risk of capital losses on our shareholders than would a less volatile stock. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder's holdings of our common stock.

RISKS RELATED TO OUR INDUSTRY

FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the DEA, the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the EPA, as well as by foreign governments in countries where we distribute some of our products.

     Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies such as the Veteran's Administration or the Department of Defense. These enforcement actions could have a material adverse effect on our business, financial condition and results of operations.

     All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the FDC Act or the PHS Act or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA's regulatory discretion and/or enforcement policies. Any change in the FDA's enforcement discretion and/or policies could have a material adverse effect on our business, financial condition and results of operations.

     We manufacture some pharmaceutical products containing controlled substances and, therefore, are also subject to statutes and regulations enforced by the DEA and similar state agencies which impose security, record keeping, reporting and personnel requirements on us. Additionally, we manufacture biological drug products for human use and are subject to regulatory burdens as a result of these aspects of our business. There are additional FDA and other regulatory policies and requirements covering issues such as advertising, commercially distributing, selling, sampling and reporting adverse events associated with our products with which we must continuously comply. Noncompliance with any of these policies or requirements could result in enforcement actions which could have a material adverse effect on our business, financial condition and results of operations.

     The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug's safety or efficacy. All drugs must be manufactured in conformity with cGMP requirements, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

     While we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, have approval pending or have received the requisite agency approvals, our marketing is subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed. In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our manufacturing facilities and those of our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     We cannot determine what effect changes in regulations, enforcement positions, statutes or legal interpretation, when and if promulgated, adopted or enacted, may have on our business in the future. Changes could, among other things, require changes to manufacturing methods or facilities, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. These changes, or new legislation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ANY REDUCTION IN REIMBURSEMENT LEVELS BY MANAGED CARE ORGANIZATIONS OR OTHER THIRD-PARTY PAYORS MAY HAVE AN ADVERSE EFFECT ON OUR REVENUES.

     Commercial success in producing, marketing and selling products depends, in part, on the availability of adequate reimbursement from third-party health care payors, such as government and private health insurers and managed care organizations. Third-party payors are increasingly challenging the pricing of medical products and services. For example, many managed health care organizations are now controlling the pharmaceutical products that are on their formulary lists. The resulting competition among pharmaceutical companies to place their products on these formulary lists has reduced prices across the industry. In addition, many managed care organizations are considering formulary contracts primarily with those pharmaceutical companies that can offer a full line of products for a given therapy sector or disease state. We cannot assure you that our products will be included on the formulary lists of managed care organizations or that downward pricing pressures in the industry generally will not negatively impact our operations.

NEW LEGISLATION OR REGULATORY PROPOSALS MAY ADVERSELY AFFECT OUR REVENUES.

     A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products, reimportation of prescription products and changes in the levels at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, the pending nature of these proposals, as well as the adoption of any proposal, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our financial condition, results of operations or cash flows.

THE INDUSTRY IS HIGHLY COMPETITIVE.

     In the industry, comparatively smaller pharmaceutical companies like us compete with large, global pharmaceutical companies with substantially greater financial resources for the acquisition of products, technologies and companies. We cannot assure you that

     - we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies,

     - additional competitors will not enter the market, or

     - competition for acquisition of products, companies, technologies and product lines will not have a material adverse effect on our business, financial condition and results of operations.

     We also compete with pharmaceutical companies in developing, marketing and selling pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use or acquired by other pharmaceutical companies may be more effective or offered at lower prices than our current or future products. Competitors may also be able to complete the regulatory approval process sooner and, therefore, may begin to market their products in advance of us. We believe that competition for sales of our products will be based primarily on product efficacy, safety, reliability, availability and price.

ITEM 2.  PROPERTIES

     We own the facilities listed below. These facilities include space for manufacturing, packaging, laboratories, offices and warehousing. We believe these facilities are adequate for the conduct of our operations. All of our facilities are pledged as collateral to secure our senior credit facility.

                                                               APPROXIMATE
LOCATION                                                      SQUARE FOOTAGE
--------                                                      --------------
Bristol, Tennessee..........................................     825,000
Rochester, Michigan.........................................     500,000
St. Louis, Missouri.........................................     100,000
St. Petersburg, Florida.....................................      42,000
Middleton, Wisconsin........................................      40,000

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

OTHER

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We are one of many defendants in more than 49 lawsuits which claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. We expect to be named in additional lawsuits related to our production of the anorexigenic drug under contract for GlaxoSmithKline.

     While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and intend to vigorously pursue all defenses available to us. We are being indemnified in all of these suits by GlaxoSmithKline for which we manufacture the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon our independent negligence or intentional acts, and intend to submit a claim for all unreimbursed costs to our product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, we would have to defend the lawsuit and be responsible for damages, if any, which are awarded against us or for amounts in excess of our product liability coverage.

     In addition, Jones, a wholly-owned subsidiary of King, is a defendant in more than 2,500 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to product liability, strict liability, negligence, breach of warranty, and misrepresentation.

     While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and intend to vigorously pursue all defenses available to us. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event Jones' insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Prior to May 23, 2000, our common stock was quoted on the Nasdaq Stock Market. Our common stock is currently listed on the New York Stock Exchange, where our stock trades under the symbol "KG." There were approximately 1,300 shareholders on December 31, 2000, based on the number of record holders of the common stock.

                                                                    1999
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
First quarter...............................................  $13.28    $ 8.61
Second quarter..............................................   14.50      9.22
Third quarter...............................................   18.55     10.89
Fourth quarter..............................................   45.33     13.42

                                                                    2000
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
First quarter...............................................  $45.83    $19.75
Second quarter..............................................   46.00     21.00
Third quarter...............................................   47.25     27.25
Fourth quarter..............................................   55.50     33.50

     On March 28, 2001, the closing price of the common stock as reported on the New York Stock Exchange was $41.30.

     We have never paid cash dividends on our common stock. Furthermore, the payment of any dividend or other distribution on any shares of our capital stock is limited by the senior credit facility to an aggregate amount of up to $1.0 million provided that no event of default under the senior credit facility has occurred or is continuing. Assuming removal of this limitation, the payment of cash dividends is subject to the discretion of the board of directors and will be dependent upon many factors, including our earnings, our capital needs, and our general financial condition. We anticipate that for the forseeable future, we will retain our earnings, if any, in order to finance the expansion and development of our business.

ITEM 6.  SELECTED FINANCIAL DATA

     The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1996       1997       1998       1999       2000
                                               -------   --------   --------   --------   --------
STATEMENT OF INCOME DATA:
Net sales....................................  $79,638   $136,132   $261,594   $480,815   $578,769
Royalty revenue..............................   13,454     20,000     27,544     31,650     41,474
Development revenue(1).......................    5,000        558      5,283         --         --
                                               -------   --------   --------   --------   --------
          Total revenues.....................   98,092    156,690    294,421    512,465    620,243
                                               -------   --------   --------   --------   --------
Gross profit.................................   83,237    115,780    201,488    368,637    477,694
Operating income.............................   18,621     59,157    105,111    209,895    213,450
Interest income..............................    4,296      4,672      7,746     10,507     11,875
Interest expense.............................   (1,825)    (3,025)   (14,866)   (55,371)   (36,974)
Other income (expenses), net.................   (3,024)       673      4,016     (3,239)     3,333
                                               -------   --------   --------   --------   --------
Income before income taxes and extraordinary
  item(s)....................................   18,068     61,477    102,007    161,792    191,684
Income tax expense...........................   12,270     19,608     36,877     61,150     87,103
                                               -------   --------   --------   --------   --------
Income from continuing operations............    5,798     41,869     65,130    100,642    104,581
Income from discontinued operations..........    6,621      6,926     18,768         --         --
                                               -------   --------   --------   --------   --------
Income before extraordinary item(s)..........   12,419     48,795     83,898    100,642    104,581
Extraordinary item(s), net of income taxes
  (2)........................................       --         --     (4,411)      (705)   (40,072)
                                               -------   --------   --------   --------   --------
Net income...................................  $12,419   $ 48,795   $ 79,487   $ 99,937   $ 64,509
                                               =======   ========   ========   ========   ========
Income per common share:
Basic:
  Continuing operations......................  $  0.05   $   0.29   $   0.43   $   0.65   $   0.64
  Discontinued operations....................     0.06       0.05       0.13         --         --
  Extraordinary item(s)......................       --         --      (0.03)     (0.01)     (0.25)
                                               -------   --------   --------   --------   --------
                                               $  0.11   $   0.34   $   0.53   $   0.64   $   0.39
                                               =======   ========   ========   ========   ========
Diluted:
  Continuing operations......................  $  0.05   $   0.29   $   0.43   $   0.63   $   0.63
  Discontinued operations....................  $  0.06       0.05       0.12         --         --
  Extraordinary item(s)......................       --         --      (0.03)        --      (0.24)
                                               -------   --------   --------   --------   --------
                                               $  0.11   $   0.34   $   0.52   $   0.63   $   0.39
                                               =======   ========   ========   ========   ========

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
BALANCE SHEET DATA:
Working capital.............................................  $  263,767    $  212,161
Total assets................................................   1,181,806     1,282,395
Total debt..................................................     567,857       100,532
Shareholders' equity........................................     495,012       987,733

---------------

(1) We developed four Abbreviated New Drug Applications which were filed with the FDA on behalf of Mallinkrodt Inc., predecessor to Tyco International Ltd., for a maximum of $2.5 million each paid upon FDA approval and validation of the process.
(2) Reflects loss on early extinguishment of debt in connection with the repayment of certain debt instruments during 1998, 1999, and 2000 of $4.4 million (net of taxes of $2.8 million), $705,000 (net of taxes of $445,000), and $12.8 million (net of taxes of $7.6 million), respectively. Additionally, reflects losses related to discontinuing Fluogen(R) of $27.3 million (net of taxes of $16.4 million) in 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the description of our business in Item 1 and the consolidated financial statements and related notes included elsewhere in this report. Historical results and percentage relationships set forth in the statement of income, including trends that might appear, are not necessarily indicative of future operations. Please see "Forward Looking Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

OVERVIEW

  General

     King continued its record of growth with several milestone events during 2000. These events include the acquisitions of Medco Research, Inc. and Jones Pharma Incorporated, the FDA's approval of new indications for our largest product Altace(R) based on the primary findings of the HOPE trial and acquisition of a license related to the development and potential commercialization of human papillomavirus ("HPV") vaccine.

  Medco Acquisition

     On February 25, 2000, we acquired Medco Research which we later renamed King Pharmaceuticals Research and Development, Inc. The merger expands our research and development capabilities. King Research and Development has successfully developed two currently marketed adenosine-based products, Adenocard(R) and Adenoscan(R), for which we receive royalty revenues. This adenosine franchise and related patented technologies complement King's key cardiovascular portfolio. King Research and Development remains focused on the development of Binodisine (MRE0470), a myocardial pharmacologic stress imaging agent, and a number of lead pre-clinical programs and product life cycle development projects.

  Jones Pharma Merger

     On August 31, 2000, we completed our merger with Jones Pharma. The merger provides us with a more diversified portfolio of branded pharmaceutical products and a significantly larger sales force providing potential synergies in the expanded marketing of our products, in particular, Altace(R) and Levoxyl(R). Also, we believe our improved balance sheet following the merger better positions us for the continued successful execution of our growth strategies.

  Altace(R) New Indications

     On October 4, 2000, the FDA approved new indications for Altace based on the primary findings of the HOPE trial. Altace(R), an ACE inhibitor, was first approved by the FDA in 1991 for use in the treatment of hypertension and subsequently approved by the FDA for the treatment of congestive heart failure after a patient suffers a heart attack. As a result of the FDA approval on October 4, 2000, Altace(R) is the only ACE inhibitor indicated to reduce the risk of myocardial infarction, stroke, or death from cardiovascular causes in patients 55 years and older at high risk of developing a major cardiovascular event because of a history of coronary artery disease, stroke, peripheral vascular disease, or diabetes that is accompanied by at least one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking, or documented microalbuminuria).

     In order to enhance the growth potential of Altace(R) as a result of the new indications, we entered into the Co-Promotion agreement for Altace with the Wyeth-Ayerst division of American Home Products in June 2000. Pursuant to the Co-Promotion Agreement, American Home Products and King have together assigned more than 2000 sales representatives to the detailing of Altace(R). This greatly expanded combined sales force began promoting Altace(R) during the first week of November 2000.

  Acquisition of HPV Vaccine and Estrasorb(TM) Licenses

     On December 20, 2000, we acquired an exclusive license from Novavax, Inc. to use its proprietary cell line to develop and potentially commercialize recombinant human papillomavirus (HPV) virus-like particle (VLP) vaccines. Pursuant to the license agreement, King has an exclusive worldwide license to develop, manufacture and market HPV-16 VLP vaccines for the prevention and/or treatment of HPV infection, except that Novavax retains the right to co-market any such product in the United States, including Puerto Rico. The National Cancer Institute will fund the initial planned related Phase III clinical trial which is expected to commence during mid-2001.

     We also acquired an exclusive worldwide license, except in the United States, Canada, Italy, Netherlands, Greece, Switzerland and Spain, from Novavax on January 8, 2001 to promote, market, distribute and sell Estrasorb(TM), Novavax's topical, transdermal estrogen replacement therapy in late stage development. Novavax has indicated that it expects to file a New Drug Application for Estrasorb(TM) in 2001.

     The following summarizes net revenues by operating segment (in thousands).

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1998        1999        2000
                                                         ---------   ---------   ---------
Branded pharmaceuticals................................  $228,493    $434,896    $529,053
Licensed products......................................    27,544      31,650      41,473
Contract manufacturing.................................    31,931      36,408      42,755
Other..................................................     6,453       9,511       6,962
                                                         --------    --------    --------
          Total........................................  $294,421    $512,465    $620,243
                                                         ========    ========    ========

RESULTS OF OPERATIONS

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

     Total net revenue increased $107.7 million, or 21.0%, to $620.2 million in 2000 from $512.5 million in 1999, due primarily to the acquisition and growth of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $94.2 million, or 21.7%, to $529.1 million in 2000 from $434.9 million in 1999. The acquisitions of Nordette(R) and Bicillin(R) from American Home Products in July 2000, the acquisition of Lorabid(R) from Eli Lilly in August 1999, and increases in net sales of Altace(R), Levoxyl(R), and Thrombin-JMI(R) offset by the discontinuance of Fluogen(R), which generated $28.7 million net sales in 1999, accounted for the majority of the net sales increase in branded pharmaceutical products. While we expect continued growth in net sales of our branded pharmaceuticals going forward, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to Altace(R), Levoxyl(R) and Thrombin-JMI(R), that could cause results to differ. Furthermore, from time to time we announce price increases on some of our pharmaceutical products. In advance of a price increase, many of our customers may order pharmaceutical products in larger than normal quantities. We cannot determine the exact quantity of additional inventory that our customers may order in anticipation of a price increase. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in the subsequent quarter than they would have been otherwise.

     Revenue from licensed products is derived from royalty payments we receive based on sales of Adenoscan(R) and Adenocard(R) by our licensees. Revenues from licensed products increased $9.8 million, or 31.0%, to $41.5 million in 2000 from $31.7 million in 1999. The increase was primarily due to continued year-over-year increases in unit sales of Adenoscan(R) by Fujisawa, our North American licensee. Fujisawa is the source of substantially all of our royalties. While we believe revenue from licensed products will continue to grow, we do not expect it to continue at as high a rate as we experienced in 2000.

     Revenues from contract manufacturing increased $6.4 million, or 17.4%, to $42.8 million in 2000 from $36.4 million in 1999. Contract manufacturing revenues increased due to increased contract sales of thrombin products which are expected to decline in 2001 due to the termination of a significant contract.

     Net sales from generic and other sources decreased $2.5 million, or 26.8%, to $7.0 million in 2000 from $9.5 in 1999 primarily due to decreased sales of a generic product line.

     In the fourth quarter of 2000, we adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," (SAB101) which clarifies accounting and reporting standards for revenue recognition. The new policy recognizes that risks of ownership in some transactions do not substantively transfer to customers until the product has been received by them, without regard to when legal title has transferred. Previously, we had recognized revenue on product sales upon shipment. The effect of the change on the year ended December 31, 2000 was to decrease revenue by $3.4 million and decrease net income by $1.6 million, or $.01 per share on a diluted basis.

     Gross Profit

     Total gross profit (namely, revenues less cost of revenues and royalty expense) increased $109.1 million, or 29.6%, to $477.7 million in 2000 from $368.6 million in 1999. The increase was primarily due to increased gross profit from branded pharmaceutical products.

     Gross profit from branded pharmaceutical products increased $93.4 million, or 27.4%, to $434.1 million in 2000 from $340.7 million in 1999. This increase was primarily due to increases in gross profit from the Altace(R) and Levoxyl(R) product lines and a reduction in costs associated with the production of Fluogen(R) discontinued in 2000. While we expect continued growth in gross profit from our branded pharmaceuticals going forward, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to Altace(R), Levoxyl(R) and Thrombin-JMI(R), that could cause results to differ.

     Gross profit from licensed products increased $8.5 million, or 32.6%, to $34.5 million in 2000 from $26.0 million in 1999. The increase is primarily due to the continued year-over-year increases in unit sales of Adenoscan(R), by Fujisawa. While we believe gross profit from licensed products will continue to grow, we do not expect it to continue at as high a rate as we experienced in 2000.

     Gross profit associated with contract manufacturing increased $10.1 million, or 272.6%, to $6.4 million in 2000 from $(3.7) in 1999 due primarily to increased profit relating to contract sales of thrombin products. Gross profit from contract manufacturing is expected to decline in 2001, due primarily to the termination of a significant thrombin product contract.

     The gross profit from generic and other decreased $2.8, or 49.9%, to $2.8 million in 2000 from $5.6 million in 1999.

     Operating Costs and Expenses

     Total operating costs and expenses increased $104.2 million, or 34.4%, to $406.8 million in 2000 from $302.6 million in 1999. The increase was primarily due to increases in the costs associated with our growth, particularly an increase in the size of the sales force by approximately 100 representatives and the merger, restructuring, and other nonrecurring charges.

     Cost of revenues, including royalty expense, decreased $1.3 million, or 0.9%, to $142.5 million in 2000 from $143.8 million in 1999. The decrease was primarily due to the elimination of costs associated with the production of Fluogen(R). As a percentage of revenues, cost of revenues, including royalty expense, decreased to 23.0% in 2000 from 28.1% in 1999 due to the discontinuance of Fluogen(R) and an increase in sales of higher margin products.

     We have royalty expense obligations that arise in connection with our sales of Brevital(R) and Tapazole(R) and sales of Adenoscan(R) and Adenocard(R) generated by our licensees. Royalty expense increased $1.6 million, or 23.0% to $9.0 million in 2000 from $7.4 million in 1999. The increase was associated with the increased royalty revenue for Adenocard(R) and Adenoscan(R).

     Selling, general and administrative expenses increased $25.7 million, or 23.9% to $132.9 million in 2000 from $107.2 million in 1999. The increase was primarily attributable to sales commissions, increased sales force, other personnel costs, marketing, and sampling costs associated with the branded product lines. As a percentage of total revenues, selling, general and administrative expenses slightly increased to 21.4% in 2000 from 20.9% in 1999. We believe that selling, general and administrative expenses will increase substantially as a percentage of total revenues during 2001 in comparison to 2000, primarily due to the co-promotion fee we will pay American Home Products on net sales of Altace(R) pursuant to the Co-Promotion Agreement.

     Depreciation and amortization expense increased $8.0 million, or 23.9%, to $41.9 million in 2000 from $33.9 million in 1999. This increase was primarily attributable to the amortization of the intangible assets related to the acquisitions of products from American Home Products in July 2000 and Lorabid(R) in August 1999.

     Research and development increased $1.0 million to $18.7 million in 2000 from $17.7 million in 1999. We believe this trend will continue at a slightly accelerated rate during 2001.

     During the year ended December 31, 2000, we incurred merger, restructuring, and other nonrecurring charges of $56.1 million in 2000 relating to the tax-free pooling of interests transactions with Medco in February 2000 and Jones in August 2000. In addition, we incurred nonrecurring charges of $8.6 million relating to the discontinuance of the Fluogen(R) product and $6.1 million relating to the discontinuance of the development of Pallacor(TM) in 2000.

     Operating Income

     Operating income increased $3.6 million, or 1.7%, to $213.5 million in 2000 from $209.9 million in 1999. Excluding the special nonrecurring charges described above, operating income increased $74.3 million, or 35.4%, to $284.2 million in 2000 from $209.9 million in 1999. This increase was primarily due to increased revenues from certain branded pharmaceutical products. As a percentage of net revenues, operating income decreased to 34.4% in 2000 from 41.0% in 1999 due to the special nonrecurring charges described above. Excluding merger, restructuring, and other nonrecurring charges described above in the amount of $70.8 million, operating income increased as a percentage of net revenues to 45.8% from 41.0% in 1999. While we believe operating income in 2001 will continue to grow due to increased net sales of our branded pharmaceutical products, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to branded pharmaceutical products such as Altace(R), Levoxyl(R) and Thrombin-JMI(R) that could cause results to differ.

     Other Income (Expense)

     Interest income increased $1.4 million, or 13.0% to $11.9 million in 2000 from $10.5 million in 1999. This increase was primarily due to higher average investment balances held during 2000.

     Interest expense decreased $18.4 million, or 33.2%, to $37.0 million in 2000 from $55.4 million in 1999, as a result of the our early extinguishments of debt during 2000.

     Other income increased $6.5 million, or 202.9% to $3.3 million of other income in 2000 from $3.2 million of other expense in 1999. This increase was due primarily to the gain on the interest rate swap of $1.9 million in 2000 and $3.3 million of fees for a 1999 legal settlement related to a patent protection.

     Income Tax Expense

     The effective tax rate in 2000 of 45.4% and 1999 of 37.8% was higher than the federal statutory rate of 35.0% primarily due to permanent differences related to certain nondeductible merger related costs in 2000 as well as state income taxes in both 2000 and 1999. We expect the tax rate in the future will be similar to the rate experienced in 1999.

     Income from Continuing Operations

     Due to the factors set forth above, income from continuing operations increased $4.0 million, or 3.9%, to $104.6 million in 2000 from $100.6 million in 1999. Income from continuing operations excluding non-recurring charges increased $63.8 million, or 63.3% to $164.4 million in 2000 from $100.6 million in 1999.

     Extraordinary Items

     We recognized an extraordinary loss of $20.3 million ($12.8 million net of income taxes) during the year ended December 31, 2000 due to the write-off of unamortized financing costs and premiums paid resulting from the early repayment of debt during this period. During the year ended December 31, 1999, we recognized an extraordinary loss of $1.2 million ($705,000 net of income taxes) due to the write-off of unamortized financing costs resulting from the repayment of debt during this period.

     On September 27, 2000, we received notification from the FDA that we must cease manufacturing and distribution of Fluogen(R), an influenza vaccine, until we demonstrate compliance with related FDA regulations. In addition, the notification recommended that we properly dispose of Fluogen(R) inventory on hand. As a result of this notification, we decided to permanently discontinue Fluogen(R) production and distribution. We recorded extraordinary losses on disposed and impaired assets associated with these events. The related losses were recorded in the year ended December 31, 2000 and amounted to $43.7 million ($27.3 million net of income tax benefit).

     Net Income

     Due to the factors set forth above, net income decreased $35.4 million, or 35.5%, to $64.5 million in 2000 from $99.9 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Revenues

     Total net revenue increased $218.0 million, or 74.1%, to $512.5 million in 1999 from $294.4 million in 1998, due primarily to the acquisition and growth of branded pharmaceutical products. The increase in revenues is primarily attributable to the Altace Acquisition, the acquisition of Lorabid(R), and revenue growth of certain branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $206.4 million, or 90.3%, to $434.9 million in 1999 from $228.5 million in 1998. The Altace Acquisition, the acquisition of Lorabid(R), increases in net pricing arising from contract renegotiation of Thrombin-JMI(R), and revenue gains by Fluogen(R) and the Cortisporin(R) and Neosporin(R) product lines accounted for most of the sales increase. From time to time we announce price increases on some of our pharmaceutical products. In advance of a price increase, many of our customers may order pharmaceutical products in larger than normal quantities. We cannot determine the exact quantity of additional inventory that our customers may order in anticipation of a price increase. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in the subsequent quarter than they would have been otherwise. Net revenues from Fluogen(R) increased from $17.7 million in 1998 to $28.7 million in 1999. As a result of our discontinuance of the product as announced in September 2000, we will not recognize any revenue from Fluogen(R) during 2000.

     Revenues from licensed products increased $4.1 million or 14.9% to $31.7 million in 1999 from $27.5 million in 1998. The increase was primarily due to continued year-over-year increases in unit sales of Adenoscan(R) by Fujisawa, our North American licensee. Fujisawa is the source of substantially all of our royalties.

     Revenues from contract manufacturing increased $4.5 million, or 14.0%, to $36.4 million in 1999 from $31.9 million in 1998. Contract manufacturing revenues increased because we had a full year of contract revenue from the Sterile Products Acquisition that closed in February 1998 and due to increased contract sales of Thrombin-JMI(R).

     Net sales from generic and other sources increased $3.1 million, or 47.4%, to $9.5 million in 1999 from $6.5 in 1998. The increase in revenues is primarily attributable to increased sales of a generic product line, offset by a decrease in development revenue. We have recognized no development revenues in 1999. In 1998, we recognized $5.0 million in development revenues as a result of the FDA approval and our validation of the process of two additional Abbreviated New Drug Applications pursuant to an agreement with Tyco. Currently, we have no ongoing agreements that will result in future development revenue recognition.

     Gross Profit

     Total gross profit increased $167.1 million or 83.0% to $368.6 million in 1999 from $201.5 million in 1998. The increase was primarily due to increased gross profit from branded pharmaceutical products, offset by a decrease in contract manufacturing gross profit contribution.

     The gross profit from branded pharmaceutical products increased $167.1 million or 96.3% to $340.7 million in 1999 from $173.6 million in 1998. This increase was primarily due to increases in gross profit from the Altace product line acquired in December 1998, increases in net pricing arising from contract renegotiation of Thrombin-JMI(R), and the Lorabid(R) product acquired in August 1999.

     The gross profit from licensed products increased $3.3 million or 14.6% to $26.0 million in 1999 from $22.7 million in 1998. The increase is primarily due to the continued year-over-year increases in unit sales of Adenoscan(R), a drug for which we pay a royalty of 3% of net sales to a third party and Adenocard(R), a drug for which we pay a royalty of 12.5% of net sales to the University of Virginia Alumni Patents Foundation.

     Gross profit associated with contract manufacturing decreased $3.4 million to $(3.7) million in 1999 from $(300,000) in 1998.

     The gross profit from generic and other increased $109,000 or 2.0% to $5.6 million from $5.5 million.

     Operating Costs and Expenses

     Total operating costs and expenses increased $113.3 million, or 59.8%, to $302.6 million in 1999 from $189.3 million in 1998. The increase was due to increases in the costs associated with our growth, particularly the Sterile Products Acquisition and the Altace Acquisition.

     Cost of revenues increased $50.9 million, or 54.7%, to $143.8 million in 1999 from $92.9 million in 1998. The increase was due primarily to the costs associated with the newly acquired branded product lines and increases in the production of Fluogen(R).

     Royalty expense increased $738,000 or 11.2% to $7.4 million in 1999 from $6.6 million in 1998. The increase was associated with the increased royalty revenue for Adenocard(R) and Adenoscan(R).

     Selling, general and administrative expenses increased $47.8 million, or 80.4% to $107.2 million in 1999 from $59.4 million in 1998. The increase was primarily attributable to the hiring of additional sales representatives during the second half of 1998 and first part of 1999, sales commissions, other personnel costs, marketing, and sampling costs associated with the new branded product lines. As a percentage of total revenues, selling, general and administrative expenses increased to 20.9% in 1999 from 20.2% in 1998.

     Depreciation and amortization expense increased $18.3 million, or 117.6%, to $33.9 million in 1999 from $15.6 million in 1998. This increase was primarily attributable to the amortization of the fixed assets and intangible assets acquired in the Sterile Products Acquisition, the Altace Acquisition and the acquisition of Lorabid(R).

     Research and development expenses increased $6.8 million or 62.5% to $17.7 million in 1999 from $10.9 million in 1998. Research and development expenditures were higher during 1999 primarily due to a phase II study to further investigate the safety and efficacy of Pallacor(TM), non-capitalized expenditures associated with the Levoxyl(R) New Drug Application and other improvement projects, as well as the completion of a phase I study and the initiation of a phase II study of MRE0470.

     A nonrecurring charge of $10.5 million was taken in 1998 related to an impairment of certain under-performing long-lived assets. As a result of our strategic review process of our product lines and related intangible assets, we determined that a portion of the goodwill associated with certain lower-margin pharmaceutical products had been impaired.

     Other Income (Expense)

     Interest income from investing activities increased $2.8 million, or 35.6% to $10.5 million in 1999 from $7.7 million in 1998. This increase was primarily due to higher investment income in 1999 as investment balances were higher.

     Interest expense increased $40.5 million, or 272.5%, to $55.4 million in 1999 from $14.9 million in 1998, as a result of additional term loans used to finance, in part, the Sterile Products Acquisition, the Altace Acquisition and the acquisition of Lorabid(R).

     Other income (expense) decreased $7.3 million, or 180.7% to a $3.2 million expense in 1999 from a $4.0 million income in 1998. This decrease was due to the receipt of $4.0 million in 1998 for assistance provided in connection with the contract manufacturing of Adenoscan(R) and Adenocard(R) by a third party and the transfer of Adenoscan(R) and Adenocard(R) New Drug Applications to Fujisawa. In addition, we incurred expenses of $3.3 million for a legal settlement and fees related to a patent protection.

     Income Tax Expense

     The effective tax rate in 1999 of 37.8% and 1998 of 36.2% was higher than the federal statutory rate of 35.0% primarily due to state income taxes.

     Extraordinary Item

     During the year ended December 31, 1999, we recognized an extraordinary loss of $1.2 million ($705,000 net of income taxes) due to the write-off of unamortized financing costs resulting from the repayment of debt during this period.

     During the year ended December 31, 1998, we recognized an extraordinary loss of $7.2 million ($4.4 million net of income taxes) due to the write-off of unamortized financing costs resulting from the repayment of debt during the period.

     Income from Continuing Operations

     Due to the factors set forth above, income from continuing operations increased 54.5% or $35.6 million to $100.6 million in 1999 from $65.1 million in 1998.

     Income from Discontinued Operations

     Income from discontinued operations in 1998 reflects an approximate $12 million gain (net of tax) from the sales of our nutritional supplements product line and contract manufacturing operations in April 1998. In addition, income from discontinued operations includes the after-tax operating results of our nutritional supplements product line and contract manufacturing operations prior to the sale.

     Net Income

     Due to the factors set forth above, net income increased $20.4 million, or 25.7%, to $99.9 million in 1999 from $79.5 million in 1998.

LIQUIDITY AND CAPITAL RESOURCES

  General

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

  Year ended December 31, 2000

     We generated net cash from operations of $181.4 million for the year ended December 31, 2000. Our net cash provided from operations was primarily the result of $64.5 million in net income, adjusted for non-cash depreciation and amortization of $41.9 million, amortization of deferred financing costs of $1.9 million, non-cash extraordinary charges of $57.0 million, non-cash nonrecurring charges of $8.5 million, an increase in accounts receivable of $31.2 million, an increase in inventories of $48.8 million, an increase in accrued expenses of $15.5 million, an increase in deferred revenue of $75.0 million, and a decrease in income taxes payable of $31.4 million.

     Cash flows used in investing activities was $153.8 million primarily due to the purchase of intangible assets, a convertible senior note, and loans receivable of $207.0 million, $20.0 million, and $15.4 million, respectively, $25.1 million of capital expenditures, and $142.9 million of investment security purchases offset by proceeds from the maturity and sale of investment securities of $256.1 million.

     Financing activities used $82.9 million of cash flow comprised principally of $159.0 million in proceeds from the revolving credit facility and $387.8 million in proceeds from the issuance of common shares and the exercise of stock options, offset by repayments of $204.0 million on the revolving credit facility, $53.6 million on the senior subordinated note, and $368.7 million on other long-term debt.

  Year ended December 31, 1999

     We generated net cash from operations of $148.3 million for the year ended December 31, 1999. Our net cash provided from operations was primarily the result of $99.9 million in net income, adjusted for non-cash depreciation and amortization of $33.9 million and amortization of deferred financing costs of $2.8 million, a non-cash extraordinary charge of $1.2 million before income tax benefit, an increase in accounts receivable of $25.4 million, an increase in inventories of $10.9 million, an increase in prepaid and other current assets of $4.5 million, an increase in accrued expenses of $34.6 million, and an increase in accounts payable and income taxes payable of $13.5 million and $3.9 million, respectively.

     Cash flows used in investing activities was $180.8 million primarily due to the purchase of Lorabid(R) for $91.7 million, other investing activities of $2.1 million and $13.2 million of capital expenditures.

     Financing activities provided $35.5 million of cash flow comprised principally of $150.0 million in proceeds from senior subordinated notes and $92.0 million in net proceeds from the revolving credit facility. These amounts were offset by repayments of $66.0 million on the revolving credit facility and $136.0 million on the senior subordinated seller notes.

  Year ended December 31, 1998

     We generated net cash from operations of $42.0 million for the year ended December 31, 1998. Our net cash provided by operating activities was primarily the result of $79.5 million in net income, adjusted for non-cash charges for depreciation and amortization of $15.6 million, an extraordinary loss on early retirement of existing indebtedness of $7.2 million, $5.1 million in deferred income taxes, $30.6 million of gain on the sale of discontinued operations, and $10.5 million of a non cash nonrecurring charge. Our net cash provided by operating activities was impacted by an increase in receivables and inventory of $38.7 million and $15.9 million, respectively, and increases in accounts payable, accrued expenses and income taxes of $12.1 million, $5.8 million, and $2.0 million, respectively.

     Cash flows used in investing activities was $382.7 million due principally to the Sterile Products and the Altace Acquisitions, the Menest(R) acquisition, and other purchases of property and equipment offset by $55.0 million in proceeds from the sale of discontinued operations.

     Financing activities provided $416.7 million, which was a result of the net proceeds from the initial public offering, and proceeds from long-term debt to finance the Sterile Products and the Altace Acquisitions.

  Certain Indebtedness and Other Matters

     As of December 31, 2000, we had $100.5 million of long-term debt (including current portion) and we have available up to $100.0 million under our revolving credit facility. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of December 31, 2000, we were in compliance with these covenants.

     In April 2000, we completed an offering of 6.0 million shares of common stock at a price of $27.59 per share. We received $165.4 million in net proceeds from the offering. On June 22, 2000, we sold American Home Products 1.9 million shares at a price of $38.90 per share for proceeds of $75.0 million. On October 20, 2000, we issued 2.7 million shares of common stock at a price of $40.50 per share and received net proceeds of $109.5 million. During the year ended December 31, 2000, we used the proceeds from the stock offerings and cash from Jones Pharma and Medco to pay the tranche A term loan and tranche B term loan in full and $53.6 million of the senior subordinated notes.

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

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $25.1 million and $13.2 million for the years December 31, 2000 and 1999, respectively. The principal capital expenditures included property and equipment purchases and building improvements. We expect to increase our capital expenditures over the next few years as a part of our acquisition and growth strategy.

IMPACT OF INFLATION

     We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to its customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 was effective January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on our financial position or results of operations.

FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and other sections of this report.

     Forward-looking statements include, but are not limited to:

     - the future growth potential of, and prescription trends for our branded pharmaceutical products, particularly Altace(R), Levoxyl(R) and Thrombin-JMI(R);

     - expected trends with respect to particular income and expense line items;

     - the development and potential commercialization of HPV vaccines and Estrasorb(TM) by Novavax and King;

     - the development by King Pharmaceuticals Research and Development of Binodisine, pre-clinical programs, and product life cycle development projects;

     - our continued successful execution of our growth strategies;

     - anticipated developments and expansions of our business;

     - increases in sales of recently acquired products or royalty payments;

     - the success of existing co-promotion agreements and the development of future co-promotion agreements;

     - the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

     - development of product line extensions;

     - the unpredictability of the duration or future findings and determinations of the FDA and other regulatory agencies worldwide;

     - debt service and leverage requirements;

     - the products which we expect to offer;

     - the intent to market and distribute certain of our products internationally;

     - the intent to manufacture certain products in our own facilities which are currently manufactured for us by third parties;

     - the intent, belief or current expectations, primarily with respect to our future operating performance;

     - expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates; and

     - expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These other factors include, but are not limited to, the following:

     - changes in general economic and business conditions;

     - dependence on continued acquisition of products;

     - management of growth of business and integration of product acquisitions;

     - changes in current pricing levels;

     - development of new competitive products;

     - changes in economic conditions and federal and state regulations;

     - competition for acquisition of products;

     - manufacturing capacity constraints;and

     - the availability, terms and deployment of capital.

     We do not undertake to publicly update or revise any our forward-looking statements even if experience or future changes show that the indicated results or events will be not be realized.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. The estimated fair value of our total long-term debt at December 31, 2000 was $105.5 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

     During 2000, we terminated previously existing derivative instruments used to manage long-term interest rate exposure and at December 31, 2000, we did not hold any derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the pages indicated in Item 14(a) below.

ITEM 9.  CHANGES IN AND DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors as of December 31, 2000 were as follows:

NAME                                         AGE                  POSITION HELD
----                                         ---                  -------------
John M. Gregory............................  47    Chairman of the Board of Directors and
                                                   Chief Executive Officer
Jefferson J. Gregory.......................  45    Director and President of King
                                                   Pharmaceuticals, Inc., Parkedale
                                                   Pharmaceuticals, Inc., Jones Pharma
                                                   Incorporated and King Pharmaceuticals
                                                   Research and Development, Inc.
Joseph R. Gregory..........................  46    Vice Chairman of Operations for the Board
                                                   of Directors, President of Monarch
                                                   Pharmaceuticals, Inc.
Richard C. Williams........................  57    Vice Chairman of Strategic Planning for the
                                                   Board of Directors
Ernest C. Bourne...........................  59    Director and President of the International
                                                   Division
James R. Lattanzi..........................  46    Chief Financial Officer
John A. A. Bellamy.........................  38    Executive Vice President, Legal Affairs and
                                                   General Counsel
Kyle P. Macione............................  37    Executive Vice President, Corporate Affairs
Earnest W. Deavenport, Jr..................  62    Director
Frank W. DeFriece, Jr......................  79    Director
R. Charles Moyer...........................  55    Director
D. Greg Rooker.............................  53    Director

     John M. Gregory has served as Chairman of the Board of Directors since King's inception in 1993 and Chief Executive Officer since 1994. He previously co-founded General Injectables and Vaccines, Inc. and served as its President from 1984 through 1994. Prior to this time, he was the owner and registered pharmacist of a pharmacy located in Bastian, Virginia. He graduated from the University of Maryland School of Pharmacy with a Bachelor of Science degree in Pharmacy in 1976.

     Jefferson J. Gregory has served as President of King Pharmaceuticals, Inc., since 1993, as President of Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of King since February 1998, as President of King Pharmaceuticals Research and Development, Inc. since February 2000, as President of Jones Pharma Incorporated since November 2000 and as a director since 1995. He was formerly the Director of Regulatory Affairs and Product Information for General Injectables and Vaccines, Inc. from 1991 to 1993 and was a consultant to the pharmaceutical industry from 1989 to 1991. He formerly served as a registered pharmacist in retail pharmacies in the Washington D.C. and Baltimore, Maryland metropolitan areas. He graduated from the University of Maryland School of Law with a Juris Doctor in 1985, University of Maryland School of Pharmacy with a Bachelor of Science degree in Pharmacy in 1979, and Montgomery College with an Associate of Arts degree in 1976.

     Joseph R. Gregory has served as President of Monarch Pharmaceuticals, Inc., a wholly owned subsidiary of King, since 1994, has served as a director since 1993 as Vice Chairman of the Board of Directors since December 1997 and as Vice Chairman of Operations for the Board of Directors since February 2000. Prior to joining King, he was the Chief Operating Officer of General Injectables and Vaccines, Inc. from 1987 to 1994 and also served as the President of its subsidiary Insource/Williams, Inc. from 1989 to 1994. He previously served as President of The Buying Group Network/A Service of Pharmacist Shared Services. He graduated from the University of Maryland School of Business with a Bachelor of Science degree in Business Administration in 1977.

     Richard C. Williams has served as a director and Vice Chairman of Strategic Planning of the Board of Directors since February 25, 2000. He was Chairman of Medco from 1992 and a director of Medco from 1991 until King merged with Medco in February 2000. He was a Director of Vysis, Inc. from 1997 to September 1999 and Co-chairman from January to September 1999. He has been President of Conner-Thoele Limited, a consulting and financial advisory firm which services the health care and pharmaceutical industries, since March 1989. From November 1983 to March 1989, Mr. Williams served as Vice President-Finance and Chief Financial Officer of Erbamont N.V., a pharmaceutical company. Prior to that, he served in various financial and operational executive positions with Field Enterprises, Inc., Abbott Laboratories and American Hospital Supply Corporation. He has a Bachelor of Arts degree from DePauw University and a Masters of Business Administration from the Wharton School of Finance.

     Ernest C. Bourne has served as President of the International Division since January 1999 and as a director since October 1997. From 1968 until January 1999, he had been employed with Bourne & Co., Inc., an investment banking firm,where he served as President

     James R. Lattanzi, CPA has served as King's Chief Financial Officer since September 2000. Prior to joining King, Mr. Lattanzi, a Certified Public Accountant, was a partner with PricewaterhouseCoopers for 11 years, serving most recently as the managing partner of PricewaterhouseCoopers' Greensboro, North Carolina office. Mr. Lattanzi is a licensed Certified Public Accountant in 4 states and a member of the American Institute of Certified Public Accountants. He graduated from Indiana University of Pennsylvania in 1976 with a degree in accounting.

     John A. A. Bellamy has served as Executive Vice President of Legal Affairs and General Counsel since February 1995. He was formerly a corporate attorney with the law firm of Hunter, Smith & Davis in Kingsport, Tennessee from 1990 to 1995. He graduated from the University of Tennessee College of Law with a Juris Doctor with Honors in 1990, and graduated Summa Cum Laude with Honors in Independent Study from King College in 1984 with a Bachelor of Arts degree in Classics and English. He is a member of the Licensing Executives Society and related professional organizations.

     Kyle P. Macione has served as Executive Vice President, Corporate Affairs since January 1998 and as Corporate Counsel since March 1996. He was formerly a corporate attorney with the law firm of Elliott Lawson & Pomrenke in Bristol, Virginia from 1992 to 1996. He graduated from Washington & Lee University School of Law with a Juris Doctor in 1991, University of Alabama with a Masters of Accountancy in 1987, and University of Mississippi with a Bachelor of Accountancy in 1986. He is a Certified Public Accountant and licensed to practice law in Tennessee and Virginia.

     Earnest W. Deavenport, Jr., has served as a director since May 2000. He is currently Chairman of the Board and Chief Executive Officer of Eastman Chemical Company, Kingsport, Tennessee, where he has served in various capacities since 1960. He was Chairman of the National Association of Manufacturers in 1998 and is currently a member of the National Academy of Engineering. Mr. Deavenport is also a member of the board of directors of AmSouth Bancorporation, a publicly-held corporation. Mr. Deavenport graduated from Mississippi State University with a Bachelor of Science in Chemical Engineering in 1960 and from Massachusetts Institute of Technology with a Masters of Science in Management in 1985.

     Frank W. DeFriece, Jr. has served as a director since October 1997. He has served as President, Vice President, fund administrator and board member of the Massengill DeFriece Foundation, Inc. since 1950. Since 1946 he served in various capacities with the S.E. Massengill Company. He served as President of the S.E. Massengill Company from 1960 to 1971 when the company was purchased by Beecham, Inc. From 1971 to 1973, he served as Board Member Vice Chairman of Beecham, Inc. He graduated from Roanoke College with a Bachelor of Science in Chemistry in 1946.

     R. Charles Moyer, Ph.D., has served as a director of King since December 2000. Dr. Moyer also currently serves as the Dean of the Babcock Graduate School of Management at Wake Forest University, a position he has held since 1996, and presently holds the GMAC Insurance Chair of Finance. Prior to joining the faculty at Wake Forest in 1988, Dr. Moyer was Finance Department Chairman at Texas Tech University. Dr. Moyer earned his Doctorate in Finance and Managerial Economics from the University of

Pittsburgh in 1971, his Masters of Business Administration from the University of Pittsburgh in 1968, and his Bachelor of Arts degree in Economics from Howard University in 1967.

     D. Greg Rooker has served as a director of King since October 1997. Mr. Rooker is the former owner and President of Family Community Newspapers of Southwest Virginia, Inc., Wytheville, Virginia , which consists of six community newspapers and a national monthly motor sports magazine. He is a co-founder and secretary/treasurer of the Jason Foundation, a non-profit public charity helping families of the brain-injured. Mr. Rooker is a graduate of Northwestern University with a degree in Journalism.

     Messrs. John, Joseph and Jefferson Gregory are brothers.

COMPENSATION OF DIRECTORS

     Beginning July 1, 2000, each non-employee director of King receives annual fees of $18,000 payable quarterly plus a fee of $1,000 for participation in each board meeting. Non-employee directors also receive $500 for each committee meeting that is held on a day when a meeting of the board is not convened and $250 for each meeting attended that is held on a day when a meeting of the board is convened. The chairman of the Audit Committee is paid an annual fee of $6,000 and the chairman of the Stock Option Committee is paid an annual fee of $3,000. A non-employee director who performs special assignments at the direction of the chairman of the board receives a fee of $2,000 per day when at least one-half of the business day has been completely devoted to the assignment requested by the chairman. Travel expenses related to board or committee meetings are reimbursed. The 1998 Non-Employee Director Plan was adopted by the Board of Director in February 1998. Currently options exercisable for 75,000 shares of common stock have been issued to our current non-employee directors.

MEETINGS OF DIRECTORS

     The Board of Directors held 22 meetings during 2000. No director attended less than 75% of all meetings held, except for Mr. Deavenport.

CLASSIFICATION OF BOARD OF DIRECTORS

     Pursuant to the Bylaws, the Board of Directors is divided into three classes of directors each containing, as nearly as possible, an equal number of directors. Directors within each class are elected to serve three-year terms and approximately one-third of the directors sit for election at each annual meeting of the shareholders. A classified board of directors may have the effect of deterring or delaying any attempt by any group to obtain control of King by a proxy contest since such third party would be required to have its nominees elected at two separate meetings of the Board of Directors in order to elect a majority of the members of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has appointed an Audit Committee and a Stock Option Committee.

     Audit Committee.  The Audit Committee, which currently consists of Earnest
W. Deavenport, Jr., Frank W. DeFriece, Jr. and D. Greg Rooker, has the authority and responsibility to hire one or more independent public accountants to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control); to discuss with the independent accountants the results of the annual audit and quarterly reviews; to conduct periodic independent reviews of the systems of accounting (including systems of internal control); and to make reports periodically to the Board of Directors with respect to its findings.

     Stock Option Committee. The Stock Option Committee, which currently consists of Joseph R. Gregory, Frank W. DeFriece, Jr. and D. Greg Rooker, is responsible for administering, and determining awards under, King's stock option plans.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by our chief executive officer and by each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities for the year ended December 31, 2000.

                           SUMMARY COMPENSATION TABLE

                                              ANNUAL COMPENSATION
                                          ---------------------------      LONG-TERM         ALL OTHER
      {NAME AND PRINCIPAL POSITION        YEAR   SALARY($)   BONUS($)    COMPENSATION     COMPENSATION(1)
      ----------------------------        ----   ---------   --------   ---------------   ---------------
                                                                          SECURITIES
                                                                          UNDERLYING
                                                                          OPTIONS(#)
John M. Gregory.........................  2000    365,376        -0-           -0-             5,100
  Chairman of the Board and Chief         1999    361,188        -0-           -0-             4,800
  Executive Officer                       1998    361,566        -0-           -0-             4,800
Joseph R. Gregory.......................  2000    303,548        -0-        56,250             5,100
  Vice Chairman of Operations of the      1999    301,188        -0-        25,000             4,800
  Board and President,                    1998    282,882        -0-        37,499             4,800
  Monarch Pharmaceuticals, Inc.
Jefferson J. Gregory....................  2000    300,359        -0-        56,250             5,100
  President and Chief Operating Officer,  1999    300,729        -0-        25,000             4,800
  King; President, Parkedale              1998    281,099        -0-        37,499             4,800
  Pharmaceuticals, King Pharmaceuticals
  Research and Development and Jones
  Pharma Incorporated
Ernest C. Bourne(2).....................  2000    306,515        -0-        25,000             5,100
  President, International Division       1999    303,186        -0-        37,499             4,800
Kyle P. Macione.........................  2000    163,242        -0-         7,500             4,882
  Executive Vice President,               1999    126,540        -0-        11,250             3,780
  Corporate Affairs                       1998    123,055     10,000         3,375             3,673
Brian G. Shrader(3).....................  2000    226,188        -0-           -0-             5,100
  Chief Financial Officer                 1999    226,214        -0-        15,000             4,800
                                          1998    215,489        -0-        22,500             4,800

---------------

(1) All Other Compensation reflects matching contributions to the 401(k) plan.
(2) Mr. Bourne became an executive officer in January 1999. For other information regarding payments to Mr. Bourne, see the section below entitled "Certain Relationships and Related Transactions."
(3) Mr. Shrader retired effective December 8, 2000.

     The following table sets forth the number of options to purchase shares of common stock that had been granted to executive officers named in the Summary Compensation Table above as of December 31, 2000.

                    OPTIONS/SARS GRANTED IN LAST FISCAL YEAR

                                                                                            POTENTIAL REALIZABLE
                                                                                              VALUE AT ASSUMED
                                                                                            ANNUAL RATES OF STOCK
                                                                                           PRICE APPRECIATION FOR
                                                     INDIVIDUAL GRANTS                           OPTION TERM
                                   -----------------------------------------------------   -----------------------
                                   NUMBER OF     PERCENT OF
                                   SECURITIES   TOTAL OPTIONS
                                   UNDERLYING    GRANTED TO     EXERCISE OR
                                    OPTIONS     EMPLOYEES IN    BASE PRICE    EXPIRATION
NAME                                GRANTED      FISCAL YEAR      ($/SH)         DATE        5%($)        10%($)
----                               ----------   -------------   -----------   ----------   ----------   ----------
Joseph R. Gregory................    25,000          1.9           44.06         2010        692,767    1,755,607
Jefferson J. Gregory.............    25,000          1.9           44.06         2010        692,767    1,755,607
Ernest C. Bourne.................    25,000          1.9           44.06         2010        692,767    1,755,607
Kyle P. Macione..................     7,500          0.6           44.06         2010        207,830      526,682

     The following table disclosed information regarding stock options held at the end of or exercised in fiscal year 2000 for executive officers named in the summary Compensation Table above as of December 31, 2000.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                            SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                             UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                  SHARES                       AT DECEMBER 31            AT DECEMBER 31, 2000(1)
                                ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                             EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                            -----------   --------   -----------   -------------   -----------   -------------
Joseph R. Gregory.............      -0-         -0-        118,749           -0-       $3,559,808      $    -0-
Jefferson J. Gregory..........      -0-         -0-        118,749           -0-        3,559,808           -0-
Ernest C. Bourne..............      -0-         -0-         84,999           -0-        2,025,354           -0-
Kyle P. Macione...............      -0-         -0-         22,125           -0-          454,167           -0-
Brian G. Shrader..............      -0-         -0-         37,500           -0-        1,347,682           -0-

---------------

(1) Based on $51.68 per share, the closing price of the common stock as quoted on the New York Stock Exchange Stock at December 29, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors served as the Compensation Committee in 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the common stock as of March 1, 2001, for (i) each person who owns more than 5% of the common stock, (ii) each director and executive officer of King, and
(iii) all executive officers and directors of King as a group.

                                                                     BENEFICIAL
                                                                    OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
                                                                           PERCENTAGE
EXECUTIVE OFFICER, DIRECTORS                                    NUMBER     OUTSTANDING
AND 5% SHAREHOLDERS                                           OF SHARES     SHARES(1)
----------------------------                                  ----------   -----------
John M. Gregory(2)..........................................  14,281,791       8.4
Joseph R. Gregory(3)........................................   5,840,391       3.4
Jefferson J. Gregory(4).....................................   1,733,052       1.0
Richard C. Williams(5)......................................     208,445         *
Ernest C. Bourne(6).........................................     263,756         *
James R. Lattanzi(7)........................................      10,000         *
John A. A. Bellamy(8).......................................     102,209         *
Kyle P. Macione(9)..........................................      32,564         *
Earnest W. Deavenport, Jr. .................................         -0-         *
Frank W. DeFriece, Jr.(10)..................................      37,500         *
R. Charles Moyer............................................         -0-         *
D. Greg Rooker(11)..........................................     129,867         *
All executive officers and directors as a group (16
  persons)(12)..............................................  22,819,318      13.3
The Summit Fund, LLC(13)....................................   9,353,336       5.5
Waddell & Reed Financial, Inc.(14)..........................   8,629,950       5.0

---------------

  *  Less than 1%
 (1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 171,431,639 shares issued and outstanding as of March 1, 2001. Options to purchase shares which are exercisable or become exercisable within 60 days of March 1, 2001 are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of such options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.
 (2) Includes 7,012,196 shares jointly owned with Mr. Gregory's spouse; 1,815,712 shares owned by S.J., LLC, a limited liability company, the primary members of which are Mr. Gregory's children, 5,197,033 shares held in blind trusts and 256,850 shares registered in the name of The Lazarus Foundation, Inc., a private foundation controlled by John M. Gregory. Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.
 (3) Includes 1,279,562 shares owned through Kingsway L.L.C., a limited liability company, the primary members of which are Mr. Gregory, his spouse and his son, 1,800,000 shares held in blind trusts and 118,749 shares issuable upon the exercise of options. Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.
 (4) Includes 877,411 shares jointly beneficially owned with Mr. Gregory's spouse, 550,000 held in a blind trust and 65,500 shares beneficially owned by Gregory Investments, L.P., the general partners of which are Mr. Gregory and his spouse and 118,749 and 16,875 shares issuable upon the exercise of options granted to Mr. Gregory and his spouse, respectively.
 (5) Includes 101,455 shares jointly owned with Mr. Williams' spouse and 92,700 shares issuable upon the exercise of options.
 (6) Includes 84,999 shares issuable upon the exercise of options.
 (7) Includes 10,000 shares issuable upon the exercise of options.
 (8) Includes 35,625 shares issuable upon the exercise of options.
 (9) Includes 22,125 shares issuable upon the exercise of options.
(10) Includes 37,500 shares issuable upon the exercise of options.

(11) Includes 25,000 shares held in trust for the benefit of Mr. Rooker's children; 6,412 shares owned by Mr. Rooker's spouse, 10,065 shares owned by The Jason Foundation, a private foundation controlled by Mr. Rooker and 37,500 shares issuable upon the exercise of options.
(12) Includes 678,570 shares subject to options exercisable within 60 days.
(13) Based on a Schedule 13G filed with the SEC on behalf The Summit Fund, LLC, The United Company, United Management Company, LLC, Nicholas D. Street, James W. McGlothlin, Lois A. Clarke, Wayne L. Bell and Ted G. Wood. The address of The Summit Fund, LLC is 1005 Glenway Avenue, Bristol, Virginia 24201.
(14) Based on a Schedule 13G filed with the SEC on behalf of Waddell & Reed Financial, Inc., Waddell & Reed Financial Services, Inc., Waddell & Reed, Inc. and Waddell & Reed Investment Management Company, 6300 Lamar Avenue, Overland Park, Kansas 66202.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     King Pharmaceuticals Benevolent Fund, Inc. is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Benevolent Fund includes John M. Gregory, Joseph R. Gregory and Jefferson J. Gregory who are also executive officers of King. Messrs. John M., Joseph R. and Jefferson J. Gregory are also directors of King. King advanced $1.0 million in 1997 to the Benevolent Fund which was used for general operating purposes. At December 31, 2000, the Benevolent Fund was not indebted to King. The Benevolent Fund is independent of King, maintains its own accounting records and its activities are not directly related to the business of King. We donated to the Benevolent Fund inventory with a cost of approximately $1.8 million in 1999 and $3.3 million in 2000.

     Since January 1999, King has paid Bourne & Co., Inc., an affiliate of Mr. Bourne (a director and, the President of the International Division) approximately $2.5 million for consulting services. Additionally, in connection with the acquisition of Altace(R) and the related financing, Bourne & Co., Inc., received approximately $1.3 million in January 1999. We also purchased office furniture, accessories and supplies for our international division office in Charlotte, North Carolina from Bourne & Co., Inc. for approximately $79,000. Bourne & Co., Inc. provided consulting services in areas such as corporate development, financing alternatives and strategies, and general business planning.

     For the year ended December 31, 2000, we paid Connor Thoele LTD, an affiliate of Richard C. Williams (a director and Vice Chairman of Strategic Planning of the board) approximately $180,000 for consulting services. In addition, Mr. Williams received a fee of approximately $2.8 million in connection with his services related to the Medco merger.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

     (1) Financial Statements

                                                                  PAGE NUMBER
                                                                  -----------
    Reports of Independent Accountants..........................  F-1 and F-2
    Consolidated Balance Sheets as of December 31, 1999 and
      2000......................................................          F-3
    Consolidated Statements of Income for the years ended
      December 31, 1998, 1999 and 2000..........................          F-4
    Consolidated Statements of Changes in Shareholders' Equity
      for the years ended December 31, 1998, 1999 and 2000......          F-5
    Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1999 and 2000..........................          F-6
    Notes to Consolidated Financial Statements..................          F-8

     (2) Financial Statement Schedule

    Valuation and Qualifying Accounts...........................          S-1

     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b) Reports on Form 8-K.

     During the quarter ended December 31, 2000, we filed one Current Report on Form 8-K. This report was filed on October 19, 2000 under Item 5 and included our Management's Discussion and Analysis of Financial Condition and Results of Operations and the following Supplementary Financial Statements:

     Reports on Independent Accountants on Supplementary Consolidated Financial Statements

     Supplementary Consolidated Balance Sheets as of December 31, 1998 and 1999 and June 30, 2000 (unaudited)

     Supplementary Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999 and the six months ended June 30, 1999 and 2000 (unaudited)

     Supplementary Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1998 and 1999 and the six months ended June 30, 1999 and 2000 (unaudited)

     Supplementary Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999 and for the six months ended June 30, 1999 and 2000 (unaudited)

     Notes to Supplementary Consolidated Financial Statements

(c) Exhibits

     The following Exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
   3.1(1) --   Second Amended and Restated Charter of King Pharmaceuticals,
               Inc.
   3.2(1) --   Amended and Restated Bylaws of King Pharmaceuticals, Inc.
   4.1(1) --   Specimen Common Stock Certificate.
   4.2(1) --   Form of Rights Agreement by and between King
               Pharmaceuticals, Inc. and Union Planters National Bank.
  10.1(1) --   Promissory Note between RSR Acquisition Corporation
               predecessor to King Pharmaceuticals, Inc.) and RSR
               Laboratories, Inc., dated December 28, 1993, in the amount of $3,500,000.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
  10.2(1) --   Credit Agreement, dated as of February 27, 1998, as amended and restated as of December 22, 1998 among King
               Pharmaceuticals, Inc., and the Lenders therein, Credit
               Suisse First Boston, as Administrative Agent, as Collateral
               Agent and as Swingline Lender, First Union National Bank, as
               Issuing Bank, and First Union National Bank and NationsBank,
               N.A., as Syndication Agents.
  10.3         Fourth Amendment, dated as of October 24, 2000, to the
               Credit Agreement contained in Exhibit 10.2 hereof
  10.4(2) --   Co-Promotion Agreement, dated as of June 22, 2000, between
               American Home Products Corporation and King Pharmaceuticals,
               Inc
  10.5(2) --   Asset Purchase Agreement, dated as of June 22, 2000, between
               American Home Products Corporation and King Pharmaceuticals,
               Inc.
  10.6(2) --   Stock and Note Purchase Agreement, dated as of June 22,
               2000, between American Home Products Corporation and King
               Pharmaceuticals, Inc.
  10.7(3) --   Agreement and Plan of Merger, dated July 13, 2000 by and
               among King Pharmaceuticals, Inc., Jones Pharma Incorporated and Spirit Acquisition Corp.
  10.8(4) --   Agreement and Plan of Merger, dated November 30, 1999, by
               and among King Pharmaceuticals, Inc., Medco Research, Inc.
               and Merlin Acquisition I Corp.
  10.9(5) --   Convertible Note of Novavax, Inc. to King Pharmaceuticals,
               Inc. dated December 19, 2000.
 10.10(5) --   Note Purchase Agreement by and between Novavax, Inc. and
               King Pharmaceuticals, Inc. dated as of December 19, 2000.
 10.11(5) --   Investor Rights Agreement by and between Novavax, Inc. and
               King Pharmaceuticals, Inc. dated as of December 19, 2000.
 10.12(5) --   Registration Rights Agreement by and between Novavax, Inc.
               and King Pharmaceuticals, Inc. dated as of December 19, 2000
 10.13(1) --   1998 King Pharmaceuticals, Inc. Non-Employee Director Stock
               Option Plan.
 10.14(1) --   1997 Incentive and Nonqualified Stock Option Plan for
               Employees of King Pharmaceuticals, Inc.
 10.15(6) --   King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan
 10.16(7) --   The Medco Research, Inc. 1989 Stock Option and Stock
               Appreciation Rights Plan, as amended through July 29, 1998.
 10.17(8) --   1989 Incentive Stock Option Plan of Jones Medical
               Industries, Inc.
 10.18(8) --   Jones Medical Industries, Inc. 1994 Incentive Stock Plan
 10.19(8) --   Jones Medical Industries, Inc. 1997 Incentive Stock Plan
  21.1    --   Subsidiaries of the Registrant
  23.1    --   Consent of PricewaterhouseCoopers LLP
  23.2    --   Consent of Ernst & Young LLP

---------------

(1) Incorporated by reference to King's Registration Statement on Form S-1 (registration No. 333-38753) filed October 24, 1997.
(2) Incorporated by reference to King's Current Report on Form 8-K filed June 30, 2000.
(3) Incorporated by reference to King's Registration Statement on Form S-4 (registration No. 333-42568) filed July 20, 2000.
(4) Incorporated by reference to King's Current Report on Form 8-K filed December 10, 1999.
(5) Incorporated by reference to King's Schedule 13-D filed December 29, 2000.
(6) Incorporated by reference to King's Registration Statement on Form S-8 filed February 26, 1999.
(7) Incorporated by reference to King's Registration Statement on Form S-8 filed March 9, 2000.
(8) Incorporated by reference to King's Registration Statement on Form S-8 filed September 6, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of King Pharmaceuticals, Inc.:

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 47 present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 47 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Jones Pharma Incorporated on August 31, 2000 in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We did not audit the financial statements and financial statement schedule of Jones Pharma, which statements reflect total assets of $300.5 million as of December 31, 1999 and total revenues of $103.4 million and $132.5 million for each of the two years in the period ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Jones Pharma, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 16, 2001

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Jones Pharma Incorporated

     We have audited the consolidated balance sheet of Jones Pharma Incorporated as of December 31, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1999 (not presented separately herein). Our audits also included the financial statement schedule of Jones Pharma Incorporated included in the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jones Pharma Incorporated at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

St. Louis, Missouri
January 31, 2000

                           KING PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 1999         2000
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  131,723   $   76,395
  Investments...............................................      80,229           --
  Accounts receivable, net of allowance for doubtful
     accounts $3,407 and $5,000.............................      91,821      120,702
  Inventories...............................................      44,997       65,089
  Deferred income taxes.....................................      18,198       26,733
  Prepaid expenses and other current assets.................      10,965       28,324
                                                              ----------   ----------
          Total current assets..............................     377,933      317,243
                                                              ----------   ----------
Property, plant and equipment, net..........................     122,268      128,521
Intangible assets, net......................................     621,356      790,324
Investments.................................................      33,583           --
Other assets................................................      26,666       46,307
                                                              ----------   ----------
          Total assets......................................  $1,181,806   $1,282,395
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   28,942   $   25,010
  Accrued expenses..........................................      61,497       78,545
  Income taxes payable......................................       9,225           --
  Current portion of long term debt.........................      14,502        1,527
                                                              ----------   ----------
          Total current liabilities.........................     114,166      105,082
Long-term debt:
  Revolving Credit Facility.................................      45,000           --
  Term loans................................................     354,194           --
  Senior Subordinated Notes.................................     150,000       96,382
  Other.....................................................       4,161        2,623
Deferred income taxes.......................................      17,773       16,989
Other liabilities...........................................       1,500       73,586
                                                              ----------   ----------
          Total liabilities.................................     686,794      294,662
                                                              ----------   ----------
Commitments and contingencies (Note 16)
Shareholders' equity:
  Common shares, no par value, 300,000,000 shares
     authorized, 156,436,587, and 170,841,178 shares issued
     and outstanding........................................     228,211      658,948
  Retained earnings.........................................     266,895      328,785
  Accumulated other comprehensive loss......................         (94)          --
                                                              ----------   ----------
          Total shareholders' equity........................     495,012      987,733
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,181,806   $1,282,395
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues:
  Net sales.................................................  $261,594   $480,815   $578,769
  Royalty revenue...........................................    27,544     31,650     41,474
  Development revenue.......................................     5,283         --         --
                                                              --------   --------   --------
          Total revenues....................................   294,421    512,465    620,243
                                                              --------   --------   --------
Operating costs and expenses:
  Costs of revenues, excluding royalty expense..............    86,316    136,473    133,500
  Royalty expense...........................................     6,617      7,355      9,049
  Selling, general and administrative.......................    59,445    107,219    132,868
  Depreciation and amortization.............................    15,566     33,864     41,942
  Research and development expense..........................    10,866     17,659     18,684
  Nonrecurring charge - research and development............        --         --      6,107
  Merger, restructuring, and other nonrecurring charges.....    10,500         --     64,643
                                                              --------   --------   --------
          Total operating costs and expenses................   189,310    302,570    406,793
                                                              --------   --------   --------
  Operating income..........................................   105,111    209,895    213,450
                                                              --------   --------   --------
Other income (expenses):
  Interest income...........................................     7,746     10,507     11,875
  Interest expense..........................................   (14,866)   (55,371)   (36,974)
  Other, net................................................     4,016     (3,239)     3,333
                                                              --------   --------   --------
          Total other expense...............................    (3,104)   (48,103)   (21,766)
                                                              --------   --------   --------
  Income before income taxes and extraordinary item(s)......   102,007    161,792    191,684
Income tax expense..........................................   (36,877)   (61,150)   (87,103)
                                                              --------   --------   --------
  Income from continuing operations.........................    65,130    100,642    104,581
  Income from discontinued operations.......................    18,768         --         --
                                                              --------   --------   --------
  Income before extraordinary item(s).......................    83,898    100,642    104,581
Extraordinary items:
  Extinguishment of debt, net of taxes of $2,787 for 1998,
     $445 for 1999, and $7,580 for 2000.....................    (4,411)      (705)   (12,768)
  Loss on disposed and impaired assets, net of taxes of
     $16,383................................................        --         --    (27,304)
                                                              --------   --------   --------
Net income..................................................  $ 79,487   $ 99,937   $ 64,509
                                                              ========   ========   ========
Income per common share:
  Basic: Continuing operations..............................  $   0.43   $   0.65   $   0.64
         Discontinued operations............................      0.13         --         --
         Extraordinary item(s)..............................     (0.03)     (0.01)     (0.25)
                                                              --------   --------   --------
                                                              $   0.53   $   0.64   $   0.39
                                                              ========   ========   ========
  Diluted: Continuing operations............................  $   0.43   $   0.63   $   0.63
            Discontinued operations.........................      0.12         --         --
            Extraordinary item(s)...........................     (0.03)        --      (0.24)
                                                              --------   --------   --------
                                                              $   0.52   $   0.63   $   0.39
                                                              ========   ========   ========
Pro forma amounts assuming the accounting change (Note 21)
  was applied retroactively:
  Net income................................................  $ 77,768   $102,521   $ 64,509
                                                              ========   ========   ========
  Basic income per common share.............................  $   0.51   $   0.66   $   0.39
                                                              ========   ========   ========
  Diluted income per common share...........................  $   0.51   $   0.65   $   0.39
                                                              ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED      DUE
                                                                                   OTHER        FROM     COST OF
                                                                    RETAINED   COMPREHENSIVE   RELATED   TREASURY
                                             SHARES       AMOUNT    EARNINGS      INCOME        PARTY     STOCK      TOTAL
                                           -----------   --------   --------   -------------   -------   --------   --------
Balance, December 31, 1997...............  106,182,420   $179,243   $94,820        $ --        $(1,671)  $(6,676)   $265,716
  Issuance of common shares, net of
    expenses.............................    9,235,643    50,117         --          --             --        --      50,117
  Payments from Benevolent Fund..........           --        --         --          --          1,075        --       1,075
  Stock options exercised................      512,196     2,856         --          --             --        --       2,856
  Shares tendered in payment of option
    price................................      (10,791)       --         --          --             --        --          --
  Tax benefits of stock options
    exercised............................           --       353         --          --             --        --         353
  Cash dividend declared -- Jones........           --        --     (3,307)         --             --        --      (3,307)
  Purchase of stock held in treasury.....     (223,386)       --         --          --             --    (4,132)     (4,132)
  Net income.............................           --        --     79,487          --             --        --      79,487
                                           -----------   --------   --------       ----        -------   -------    --------
Balance, December 31, 1998...............  115,696,082   232,569    171,000          --           (596)  (10,808)    392,165
                                           -----------   --------   --------       ----        -------   -------    --------
Comprehensive income:
  Net income.............................           --        --     99,937          --             --        --      99,937
  Net unrealized change on marketable
    securities, net of tax...............           --        --         --         (94)            --        --         (94)
                                           -----------   --------   --------       ----        -------   -------    --------
        Total comprehensive income.......           --        --     99,937         (94)            --        --      99,843
                                           -----------   --------   --------       ----        -------   -------    --------
  3 for 2 common stock split declared
    July 13, 1999........................   15,994,942        --         --          --             --        --          --
  Stock options exercised................      934,279     7,184         --          --             --        --       7,184
  Shares tendered in payment of option
    price................................      (34,264)       --         --          --             --        --          --
  Amortization of unearned
    compensation.........................           --        74         --          --             --        --          74
  Tax benefits of stock options
    exercised............................           --     3,107         --          --             --        --       3,107
  Stock warrants exercised...............       40,542       540         --          --             --        --         540
  Payments from Benevolent Fund..........           --        --         --          --            596        --         596
  Retirement of treasury stock...........           --   (15,263)        --          --             --    15,263          --
  Purchase of stock held in treasury.....     (187,406)       --         --          --             --    (4,455)     (4,455)
  Cash dividend declared -- Jones........           --        --     (4,042)         --             --        --      (4,042)
                                           -----------   --------   --------       ----        -------   -------    --------
Balance, December 31, 1999...............  132,444,175   228,211    266,895         (94)            --        --     495,012
                                           -----------   --------   --------       ----        -------   -------    --------
Comprehensive income:
  Net income.............................           --        --     64,509          --             --        --      64,509
  Net unrealized change on marketable
    securities, net of tax...............           --        --         --          94             --        --          94
                                           -----------   --------   --------       ----        -------   -------    --------
        Total comprehensive income.......           --        --     64,509          94             --        --      64,603
                                           -----------   --------   --------       ----        -------   -------    --------
  3 for 2 common stock split.............   23,992,412        --         --          --             --        --          --
  Stock options exercised................    3,878,572    38,132         --          --             --        --      38,132
  Shares tendered in payment of option
    price................................      (31,808)       --         --          --             --        --          --
  Amortization of unearned
    compensation.........................           --        74         --          --             --        --          74
  Cash dividend declared -- Jones........           --        --     (2,619)         --             --        --      (2,619)
  Issuance of common shares..............   10,557,827   349,609         --          --             --        --     349,609
  Effect of acceleration of vesting
    options from restructuring...........           --     2,382         --          --             --        --       2,382
  Tax benefits of stock options
    exercised............................           --    40,540         --          --             --        --      40,540
                                           -----------   --------   --------       ----        -------   -------    --------
Balance, December 31, 2000...............  170,841,178   $658,948   $328,785       $ --        $    --   $    --    $987,733
                                           ===========   ========   ========       ====        =======   =======    ========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998        1999        2000
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  79,487   $  99,937   $  64,509
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     15,566      33,864      41,942
    Amortization of deferred financing costs................        728       2,834       1,927
    Extraordinary loss-extinguishment of debt...............      7,198       1,150      13,366
    Extraordinary loss-disposed and impaired assets.........         --          --      14,965
    Stock compensation charge...............................         --          --       4,755
    Write-down of inventory.................................         --          --      28,722
    Deferred income taxes...................................     (5,061)       (834)     (9,319)
    Gain on sale of discontinued operations.................    (30,616)         --          --
    Non-cash nonrecurring charge............................     10,500          --       3,727
    Amortization of deferred revenue........................         --          --      (3,787)
    Loss on sale of investment securities...................         --          --         707
    Tax benefits of stock options exercised.................        353       3,107      40,540
    Other non-cash items, net...............................       (534)      1,895       2,803
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (38,650)    (25,358)    (31,247)
      Inventories...........................................    (15,899)    (10,949)    (48,814)
      Prepaid expenses and other current assets.............      2,912      (4,481)      5,229
      Other assets..........................................     (3,474)     (1,755)     (3,463)
      Accounts payable......................................     12,126      13,520      (4,303)
      Accrued expenses and other liabilities................      5,764      34,553      15,548
      Deferred revenue......................................         --          --      75,000
      Income taxes..........................................      1,630         823     (31,434)
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............     42,030     148,306     181,373
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchase of investment securities.........................    (34,293)    (88,820)   (142,922)
  Proceeds from maturity and sale of investment
    securities..............................................     25,922      21,500     256,121
  Convertible senior note...................................         --          --     (20,000)
  Loans receivable..........................................         --          --     (15,379)
  Purchases of property, plant and equipment................    (83,765)    (13,219)    (25,149)
  Purchases of intangible assets............................   (345,618)    (98,199)   (207,000)
  Proceeds from sale of assets..............................         47          80         512
  Proceeds from the sale of discontinued operations.........     55,000          --          --
  Other investing activities................................         --      (2,094)         --
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (382,707)   (180,752)   (153,817)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility...................         --      92,000     159,000
  Payments on revolving credit facility.....................         --     (66,000)   (204,000)
  Proceeds from issuance of common shares and exercise of
    stock options, net......................................     52,973      10,199     387,768
  Payments of cash dividends -- Jones.......................     (3,307)     (4,042)     (2,619)
  Purchase of stock held in treasury........................     (4,132)     (4,455)         --
  Proceeds from other long-term debt........................    658,741     150,000          --
  Payment of senior subordinated debt.......................         --          --     (53,618)
  Proceeds from seller note.................................         --          --      25,000
  Payment of seller note....................................         --          --     (25,000)
  Proceeds from bridge loan facility........................         --          --      25,000
  Payments on bridge loan facility..........................         --          --     (25,000)
  Payments on other long-term debt..........................   (262,318)   (136,021)   (368,707)
  Payments on notes payable.................................       (916)         --          --
  Due to affiliate..........................................      1,075         596          --
  Debt issuance costs.......................................    (25,465)     (6,754)       (708)
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........    416,651      35,523     (82,884)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............     75,974       3,077     (55,328)
Cash and cash equivalents, beginning of period..............     52,672     128,646     131,723
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $ 128,646   $ 131,723   $  76,395
                                                              =========   =========   =========
Supplemental disclosure of cash paid for:
Interest....................................................  $  14,144   $  50,411   $  37,353
                                                              =========   =========   =========
Taxes.......................................................  $  34,305   $  57,576   $  65,739
                                                              =========   =========   =========

                           KING PHARMACEUTICALS, INC.

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

     Supplemental schedule of non-cash investing and financing activities:

     For the years ended December 31, 1998 and 1999, the Company entered into capital leases totaling $1,004 and $83 respectively. There were no capital leases entered into during the year ended December 31, 2000.

     The Company purchased intangible assets financed by the seller of $75,000 in 1998.

     In connection with its purchases of intangible assets the Company assumed estimated liabilities of $2,913 and $3,000 for returns of products shipped prior to acquisition date during 1998 and 2000, respectively.

     The Company sold assets of $379 in 2000 which were financed by the Company.

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

     King Pharmaceuticals, Inc. ("King" or the "Company") is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force of approximately 520 representatives and co-promotion arrangements, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, pediatricians, obstetrician/gynecologists, and hospitals across the United States and in Puerto Rico. The Company also provides contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies. In addition, the Company has licensed the manufacturing and marketing rights of certain products (Adenocard(R) and Adenoscan(R)) to corporate partners in exchange for licensing fees and royalty payments on product sales.

     These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Medco Research, Inc. (acquired February 25, 2000 and renamed "King Pharmaceuticals Research and Development, Inc."), Jones Pharma Incorporated (acquired August 31, 2000), and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities are affected by such estimates and assumptions. Actual results could differ from those estimates.

     Revenue Recognition. Product sales are reported net of an estimate for returns and allowances, rebates and chargebacks. During the fourth quarter of 2000, the Company changed its accounting policy for recognizing product sales in accordance with the SEC's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." Previously, sales were recorded upon shipment of goods to the customer. The new policy recognizes that the risks of ownership in some transactions do not substantively transfer to customers until the product has been received by them, without regard to when legal title has transferred (Note 21). Royalty revenue is recognized based on a percentage of sales reported by third parties.

     Shipping and Handling Costs. The Company incurred $1,788, $1,695 and $1,619 in 1998, 1999 and 2000, respectively, related to shipping and handling costs classified with selling, general and administrative expenses in the consolidated statement of operations. The Company does not bill customers for such fees.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents are placed in large domestic banks which limit the amount of credit exposure.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory of product samples not distributed to third parties represent 10% of inventory as of December 31, 2000.

     Investments. The Company's investments primarily included marketable securities, which were recorded at market value or cost, net of amortization of premiums and discounts, depending on the classification of the security at the date of acquisition. All premiums and/or discounts were amortized over the remaining term of the related security using the straight-line method, which does not differ significantly from the effective interest rate method.

                           KING PHARMACEUTICALS, INC.

     The Company's investments are accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The classification of investments is determined on the date of acquisition. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual investments for other-than-temporary impairments.

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Financial Instruments and Derivatives. The Company does not use financial instruments for trading purposes. Interest rate protection agreements, which are a type of derivative instrument, are used to manage interest rate risks. The notional amounts of the interest rate protection agreements entered into by the Company are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. At December 31, 2000 the Company did not have any interest rate protection agreements or other derivatives outstanding.

     The fair value of financial instruments are determined by reference to various market data or other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

     Property, Plant and Equipment. Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method for financial statement purposes and accelerated methods for income tax purposes. The estimated useful lives are principally 15 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment. Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation with any resulting gain or loss reflected in income.

     In the event that facts and circumstances indicate that the carrying amount of property, plant and equipment may be impaired, evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a writedown is required.

     Capitalized Interest. For the years ended December 31, 1998, 1999 and 2000, the Company capitalized interest of approximately $239, $381, and $645, respectively.

     Intangible Assets. Intangible assets which include product rights, patents and goodwill are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from 10 to 30 years, using the straight-line method.

     The Company continually evaluates the propriety of the carrying amount of intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a writedown is required. To the extent such projection indicates that undiscounted cash flow is not expected to be adequate to recover the carrying amount, the asset is written down to discounted cash flows.

     Deferred Financing Costs. Deferred financing costs are being amortized over the life of the related debt, which ranges from six to ten years, and are included in other assets.

     Self-Funded Health Insurance. The Company is self-insured with respect to its health care benefit program. The Company pays a fee to a third party to administer the plan. The Company has stop loss coverage on a per employee basis as well as in the aggregate. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

                           KING PHARMACEUTICALS, INC.

     Research and Development. The Company incurs research and development costs that are expensed as incurred. These costs were approximately $10,866, $17,659, and $18,684 for 1998, 1999, and 2000, respectively.

     Advertising. The Company expenses advertising costs as incurred and these costs are included as selling, general and administrative expenses. Advertising costs for the years ended December 31, 1998, 1999, and 2000 were $7,013, $22,657, and $28,035, respectively.

     Promotional Fees To AHP. On June 22, 2000, the Company entered into a co-promotion agreement with American Home Products Corporation ("AHP") to promote Altace(R) in the United States and Puerto Rico through October 29, 2008. Under the agreement, AHP paid an up front fee of $75.0 million to King which was classified as other liabilities and is being amortized as a reduction of selling expenses over the life of the agreement.

     In connection with the co-promotion agreement with AHP, the Company has agreed to pay AHP a promotional fee as follows:

- For 2000, an amount equal to a percentage of annualized revenues from October 5, 2000 through December 31, 2000. The promotional fee accrued for 2000 was $1.5 million.

- For 2001 and 2002, 20% of net sales up to $165 million, 50% of net sales from $165 million to $465 million and 52% of net sales in excess of $465 million.

- For years subsequent to 2002 through 2008 the fee is based on the same formula, except the fee for the first $165 million will be 15% of net sales.

     The co-promotion fee will be accrued quarterly based on a percentage of net sales at a rate equal to the expected relationship of the expected co-promotion fee for the year to applicable expected net sales for the year.

     Royalty Income. Royalty income relates to the transfer of the manufacturing and marketing rights of two adenosine-based products -- Adenocard(R) and Adenoscan(R) -- for which the Company received FDA approval to market in 1989 and 1995, respectively.

     Statement of Accounting Standards Not Yet Adopted. In June 1998, the Board adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective January 1, 2001. The adoption of SFAS No. 133 will not have a material impact on the financial position or results of operations.

     Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2000.

3. MERGERS, RESTRUCTURING AND NONRECURRING CHARGES

  A. Merger with Medco

     On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco") by exchanging 7,221,000 (10,831,000 post-split) shares of its common stock for all of the common stock of Medco. Each share of Medco was exchanged for .6757 (1.01355 for 1 post-split) of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange rate into options to purchase approximately 695,000 (1,042,000 post-split) shares of King common stock.

                           KING PHARMACEUTICALS, INC.

     The Medco merger was accounted for as a pooling of interests. In connection with this transaction the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred, the actual cash payments made and the remaining accrued balances at December 31, 2000 are summarized below:

                                                                 PAYMENTS        ACCRUED
                                                   INCOME        THROUGH        BALANCE AT
                                                  STATEMENT    DECEMBER 31,    DECEMBER 31,
                                                   IMPACT          2000            2000
                                                  ---------    ------------    ------------
Transaction costs...............................   $14,389       $13,592          $  797
Employee costs and other........................     6,400         5,961             439
                                                   -------       -------          ------
          Total.................................   $20,789       $19,553          $1,236
                                                   =======       =======          ======

  B. Merger with Jones

     On August 31, 2000, the Company completed a merger with Jones Pharma Incorporated ("Jones") by exchanging 73,770,000 shares of its common stock for all of the common stock of Jones. Each share of Jones was exchanged for 1.125 shares of King common stock. In addition, outstanding Jones stock options were converted at the same exchange rate into options to purchase approximately 4,024,000 shares of King common stock.

     The Jones merger was accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $35,317. The types of costs incurred, the actual cash payments made and the remaining accrued balances at December 31, 2000 are summarized below:

                                                                 ACTIVITY        ACCRUED
                                                   INCOME        THROUGH        BALANCE AT
                                                  STATEMENT    DECEMBER 31,    DECEMBER 31,
                                                   IMPACT          2000            2000
                                                  ---------    ------------    ------------
Transaction costs...............................   $21,484       $20,864          $  620
Employee costs, including severance and
  acceleration of vesting of options............    10,096         6,389           3,707
Contract terminations...........................     3,661         3,661              --
Other...........................................        76            76              --
                                                   -------       -------          ------
          Total.................................   $35,317       $30,990          $4,327
                                                   =======       =======          ======

     All activity was paid in cash except for $4.7 million for a non-cash compensation charge and a $3.6 million asset write-down for a negotiated contract termination.

                           KING PHARMACEUTICALS, INC.

     The following information presents certain financial statement data of the separate companies as of December 31, 1999 and the years ended December 31, 1998 and 1999:

                                                                  FOR THE YEAR
                                                               ENDED DECEMBER 31,
                                                              ---------------------
                                                                1998         1999
                                                              --------     --------
Net revenues:
  King......................................................  $163,463     $348,271
  Medco.....................................................    27,544       31,650
  Jones.....................................................   103,414      132,544
                                                              --------     --------
          Total.............................................  $294,421     $512,465
                                                              ========     ========
Net income:
  King......................................................  $ 20,910     $ 44,949
  Medco.....................................................    16,242        6,044
  Jones.....................................................    42,335       48,944
                                                              --------     --------
          Total.............................................  $ 79,487     $ 99,937
                                                              ========     ========

                                                                 AS OF
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Total assets
  King......................................................   $  805,689
  Medco.....................................................       75,652
  Jones.....................................................      300,465
                                                               ----------
                                                               $1,181,806
                                                               ==========

     In addition, the following information presents certain unaudited financial data of the separate companies from the beginning of 2000 to the respective dates of the merger are as follows:

                                                                NET         NET
                                                              REVENUE     INCOME
                                                              --------    -------
Medco.......................................................  $  9,169    $ 7,244
Jones.......................................................   130,175     45,584
                                                              --------    -------
          Total.............................................  $139,344    $52,828
                                                              ========    =======

                           KING PHARMACEUTICALS, INC.

  C. Discontinuance of Fluogen(R) Product

     On September 27, 2000, the Company received written notification from the FDA that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrates compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. This restructuring plan resulted in the elimination of approximately 160 employees of which approximately 110 were hourly and 50 were salaried. As a result of these events, the Company recorded extraordinary losses on disposed and impaired assets of $43.7 million, before tax benefit of $16.4 million, and a nonrecurring charge of $8.6 million for the year ended December 31, 2000. A summary of the types of costs accrued and incurred are summarized below:

                                                       PAYMENTS                    ACCRUED
                                         INCOME        THROUGH                    BALANCE AT
                                        STATEMENT    DECEMBER 31,                DECEMBER 31,
                                         IMPACT          2000        OTHER(1)        2000
                                        ---------    ------------    --------    ------------
Nonrecurring charges
Employee costs, including severance
  and acceleration of vesting of
  options.............................   $ 6,505        $1,235       $    --        $5,270
Contractual commitments and cleanup
  activities..........................     2,106           810            --         1,296
Extraordinary charges
Inventory write-off...................    28,722            --        28,722            --
Goodwill impairment...................     5,055            --         5,055            --
Asset impairment......................     9,910            --         9,910            --
                                         -------        ------       -------        ------
          Total.......................   $52,298        $2,045       $43,687        $6,566
                                         =======        ======       =======        ======

---------------
(1) Includes non-cash asset write-downs.

  D. Discontinuance of Pallacor(TM) Research and Development Efforts

     In September 2000 management decided to discontinue the research and development efforts relating to Pallacor(TM) due to its inability to out-license rights to the product and its assessment of the significance of projected research and development costs relative to the likelihood of the project's success resulting in a nonrecurring research and development charge of $6.1 million. At December 31, 2000 the Company has $4.7 million accrued for all estimated remaining contractual commitments associated with Pallacor(TM).

4. CONCENTRATIONS OF CREDIT RISK

     A significant portion of the Company's sales are to customers in the pharmaceutical industry. Approximately 12% and 21% of accounts receivable at December 31, 1999 and 2000, respectively, were due from one customer. At December 31, 1999 and 2000, an additional 12% and 19%, respectively, were due from two other customers. The Company monitors the extension of credit to customers and has not experienced significant credit losses.

     The following table represents a summary of sales to significant customers as a percentage of the Company's total revenues:

                                                              1998     1999     2000
                                                              ----     ----     -----
Customer A..................................................  n/a      12.3%    18.1%
Customer B..................................................  n/a       n/a     14.9%
Customer C..................................................  n/a       n/a     10.2%

     n/a -- sales were less than 10% for the year.

                           KING PHARMACEUTICALS, INC.

     The Company invests its excess cash primarily in U.S. Government and high-quality corporate debt securities and commercial paper. The commercial paper securities are highly liquid and the government securities typically mature within two years (although there is an established secondary market for sales at any given time). Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

5. INVESTMENTS

     The aggregate fair values of investment securities at December 31, 1999 along with unrealized gains and losses determined on an individual security basis are as follows:

                                                          GROSS         GROSS
                                           AMORTIZED    UNREALIZED    UNREALIZED     FAIR
                                             COST         GAINS         LOSSES       VALUE
                                           ---------    ----------    ----------    -------
1999
U.S. Government Obligations..............   $25,951        $--          $(278)      $25,673
Corporate Obligations....................    24,633         29           (235)       24,427
                                            -------        ---          -----       -------
          Total securities held to
            maturity.....................   $50,584        $29          $(513)      $50,100
                                            =======        ===          =====       =======
U.S. Government obligations..............   $10,581        $--          $  (9)      $10,572
Municipal obligations....................    22,353         --           (123)       22,230
Corporate bonds..........................    30,447         21            (42)       30,426
                                            -------        ---          -----       -------
          Total securities
            available-for-sale...........   $63,381        $21          $(174)      $63,228
                                            =======        ===          =====       =======

     The difference between amortized cost and market value of $153 (less deferred taxes of $59) related to securities available-for-sale was recorded as an other comprehensive loss within stockholders' equity as of December 31, 1999. There were no realized gains or losses in 1999 or 1998. During 2000, the Company liquidated its investments and recognized a net loss of $707.

     At December 31, 1999 and 2000, approximately $92,470 and $60,000, respectively, of available-for-sale securities with original maturities of 90 days or less were included in cash and short-term investments. The market value of these securities approximates cost, and the cost of investments sold is determined by the specific identification method.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                          1999         2000
                                                        --------     --------
Land..................................................  $  6,183     $  7,245
Buildings and improvements............................    70,128       74,313
Machinery and equipment...............................    57,799       62,491
Equipment under capital lease.........................     2,537        2,301
Construction in progress..............................     8,501       10,750
                                                        --------     --------
                                                         145,148      157,100
          Less accumulated depreciation...............   (22,880)     (28,579)
                                                        --------     --------
                                                        $122,268     $128,521
                                                        ========     ========

     Depreciation expense for the years ended December 31, 1998, 1999 and 2000 was $6,274, $8,401, and $8,888, respectively.

                           KING PHARMACEUTICALS, INC.

7. INVENTORY

     Inventory consists of the following:

                                                           1999        2000
                                                          -------     -------
Finished goods..........................................  $25,649     $49,825
Work-in process.........................................    7,580       6,662
Raw materials...........................................   11,768       8,602
                                                          -------     -------
                                                          $44,997     $65,089
                                                          =======     =======

8. ACQUISITIONS/INTANGIBLE ASSETS

  Goodwill and Product Rights

     On June 22 and July 7, 2000, the Company acquired the sales and marketing rights, respectively, of Nordette(R), Wycillin(R) and Bicillin(R) from AHP for $200.0 million plus assumed liabilities of $3.0 million. The purchase price was allocated to intangible assets and is being amortized over its estimated useful life of 25 years.

     This acquisition was financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to AHP, $37.5 million of the proceeds from the sale of stock to AHP, $25.0 million received in connection with the co-promotion agreement with AHP, $90.0 million from the revolving credit facility and $12.5 million in excess cash from operations.

     On November 12, 1999, the Company purchased the rights, title and interest to the Tigan(R) product line from Roberts Pharmaceuticals, Inc. for a purchase price of $6,493, including $93 of indebtedness. The purchase price was allocated to intangible assets and is being amortized over its estimated useful life of 20 years. The acquisition was financed through borrowings on the Company's revolving credit facility.

     On August 19, 1999, the Company acquired the antibiotic Lorabid(R) in the United States and Puerto Rico from Eli Lilly and Company for a purchase price of $91.7 million, including acquisition costs, plus sales performance milestones that could bring the total value of the deal to $158.0 million. The purchase price was allocated to intangible assets and is being amortized over its estimated useful life of 15 to 25 years.

     On December 22, 1998, the Company acquired three branded pharmaceutical products from Aventis for a purchase price of $362,500, plus acquisition costs of approximately $450. The acquired products were: (a) the U.S. rights to the Altace(R) product line with patents expiring through 2008, (b) worldwide rights to the Silvadene(R) product line, and (c) worldwide rights to the AVC(TM) product line (collectively the "Altace Acquisition"). The purchase price was principally allocated to intangible assets and financed under the Company's Senior Credit Facility and a $75,000 note from the seller. Intangible assets are being amortized over 15 to 30 years.

     On February 28, 1998, the Company acquired the rights, titles and interest to certain product lines, production facilities (the "Parkedale Facility"), and assumed contracts for manufacturing for third parties from Pfizer (the "Sterile Products Acquisition"). The purchase price, including assumed liabilities of $2,913, of $127,913 was allocated to real estate and equipment based on fair values ($44,130 and $28,914, respectively) with the residual $54,869 allocated to intangibles and amortized over 5 to 40 years and 25 years, respectively. The purchase price was financed under the Company's Senior Credit Facility (Note
12).

                           KING PHARMACEUTICALS, INC.

     The following unaudited pro forma summary presents the financial information as if the above described acquisitions had occurred as of January 1, 1998 for the acquisitions occurring in 1998 and 1999 or January 1, 1999 for the acquisitions occurring in 2000. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 1998 or January 1, 1999, nor is it indicative of future results.

                                                             FOR THE YEAR ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1998            1999            2000
                                                ------------    ------------    ------------
Net revenues..................................    $509,708        $606,847        $651,919
                                                  ========        ========        ========
Net income before extraordinary item..........    $ 78,805        $121,978        $113,565
                                                  ========        ========        ========
Basic income per common share before
  extraordinary item..........................    $   0.52        $   0.78        $   0.70
                                                  ========        ========        ========
Diluted income per common share before
  extraordinary item..........................    $   0.51        $   0.77        $   0.68
                                                  ========        ========        ========

     Intangible assets consist of trademarks, product licenses, distribution systems, restrictive covenants, and goodwill relating to the following products:

                                                                1999         2000
                                                              --------     --------
Altace(R), Silvadene(R), AVC(TM)............................  $362,950     $362,950
Bicillin(R), Wycillin(R), and Nordette(R)...................        --      203,000
Lorabid(R)..................................................    91,799       91,799
Sterile Products............................................    54,509       48,871
Tapazole(R).................................................    26,065       26,065
Cortisporin(R)..............................................    23,694       23,694
Cytomel(R)..................................................    21,406       21,406
Septra(R), Proloprim(R), Mantadil(R), Kemadrin(R)...........    15,425       15,425
Brevital(R).................................................    14,072       14,072
Thrombin-JMI(R).............................................     7,684        7,684
Other product rights and intangible assets..................    48,604       52,602
                                                              --------     --------
                                                               666,208      867,568
Less accumulated amortization...............................   (44,852)     (77,244)
                                                              --------     --------
                                                              $621,356     $790,324
                                                              ========     ========

     Amortization expense for the years ended December 31, 1998, 1999, and 2000 was $9,495, $25,463, and $33,054, respectively.

     In June 1998, the Company recorded a non-cash accounting charge related to an impairment of certain under-performing long-lived assets. As a result of the Company's strategic review process of its product lines and related intangible assets, the Company determined that a portion of the goodwill associated with certain lower-margin pharmaceutical products has been impaired. The revised carrying value of the respective goodwill was calculated on the basis of discounted estimated future cash flows and resulted in a non-cash charge of $10,500. Additionally, as a result of the Company's decision in September 2000 to cease manufacturing and distribution of Fluogen(R) (Note 3), intangible assets totaling $5,055 were considered impaired and written-off.

                           KING PHARMACEUTICALS, INC.

9. OTHER ASSETS

     Other assets consist of the following:

                                                           1999        2000
                                                          -------     -------
Investment in Novavax convertible senior note...........  $    --     $20,000
Loan receivable.........................................       --      15,802
Deferred financing costs................................   19,439       4,871
Other...................................................    7,227       5,634
                                                          -------     -------
                                                          $26,666     $46,307
                                                          =======     =======

     On December 19, 2000 the Company acquired a $20,000 convertible senior note from Novavax, Inc. The convertible senior note earns interest at 4% payable semi-annually in June and December. The convertible senior note is due December 19, 2007. The convertible senior note is convertible to common shares of Novavax, Inc. at a specified conversion price.

     On June 22, 2000, the Company entered into an agreement with Aventis Pharma Deutschland GMBH ("Aventis") to provide funds for a facilities expansion which will provide additional production of an outsourced product of the Company. During 2000, the Company loaned Aventis $15,000 under this agreement. This loan bears interest at 8% and will be repaid by reducing amounts otherwise payable on the purchase of future inventory.

     Amortization expense related to deferred financing costs was $728, $2,834 and $1,927 for 1998, 1999, and 2000, respectively, and has been included in interest expense. During 1998, 1999, and 2000, the Company repaid certain debt prior to maturity.

10. LEASE OBLIGATIONS

     The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to five years. Estimated future minimum lease payments, as of December 31, 2000 for leases with initial or remaining terms in excess of one year are as follows:

2001........................................................  $5,719
2002........................................................   4,453
2003........................................................   2,222
2004........................................................   1,367
2005........................................................     592

     Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $2,015, $4,245, and $5,690, respectively.

     Capital lease obligations for certain equipment as of December 31, 2000 are as follows:

2001........................................................  $517
2002........................................................   289
2003........................................................   144
                                                              ----
          Total minimum lease payments......................   950
Less imputed interest.......................................    81
                                                              ----
Present value of minimum lease payments.....................   869
Less current maturities.....................................   464
                                                              ----
                                                              $405
                                                              ====

                           KING PHARMACEUTICALS, INC.

11. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                          1999         2000
                                                        --------     --------
Product returns and chargebacks.......................  $ 17,946     $ 17,863
Rebates...............................................    13,598       19,110
Accrued interest......................................     6,517        3,784
Other.................................................    23,436       37,788
                                                        --------     --------
                                                        $ 61,497     $ 78,545
                                                        ========     ========

12. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                          1999         2000
                                                        --------     --------
Senior Credit Facility:
  Revolving Credit Facility...........................  $ 45,000     $     --
  Tranche A Term Loan.................................    97,235           --
  Tranche B Term Loan.................................   269,921           --
Senior Subordinated Notes.............................   150,000       96,382
Notes payable to former owners, due in equal annual
  installments of principal and interest (at a rate of
  6%) of $1,226 through December 2003.................     4,247        3,276
Various capital leases with interest rates ranging
  from 8.3% to 12.7% and maturing at various times
  through 2002........................................     1,441          869
Other notes payable...................................        13            5
                                                        --------     --------
                                                         567,857      100,532
  Less current portion................................    14,502        1,527
                                                        --------     --------
                                                        $553,355     $ 99,005
                                                        ========     ========

     On March 3, 1999, the Company issued $150,000 of 10 3/4% Senior Subordinated Notes due 2009. The debt is guaranteed by the Company's wholly owned subsidiaries. Interest on the notes are payable semi-annually in February and August. The Company can redeem these notes prior to maturity starting February 15, 2004 at a premium.

     The Senior Credit Facility, as amended, provided for up to $525,000 of aggregate borrowing capacity, consisting of: a $150,000 tranche A term loan (the "Tranche A Term Loan"); a $275,000 tranche B term loan (the "Tranche B Term Loan"); and a revolving credit facility in an aggregate amount of $100,000 (the "Revolving Credit Facility"). The Revolving Credit Facility includes a $10,000 sublimit available for the issuance of letters of credit and a $5,000 sublimit available for swingline loans. During the year ended December 31, 2000, the Company paid the Tranche A Term Loan and Tranche B Term Loan in full and no amounts were outstanding under its Revolving Credit Facility at December 31, 2000.

     As of December 31, 2000, the Company had $100,000 of available borrowings under its Revolving Credit Facility. The Revolving Credit Facility accrues interest, at the Company's option, at either (a) the base rate (which is based on the prime rate or the federal funds rate plus one-half of 1%) plus an applicable spread ranging from 1.25% to 2.25% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 2.25% to 3.25% (based on a leverage ratio). In addition, the lenders under the Senior Credit Facility are entitled to customary facility fees based on (a) unused commitments under the Revolving Credit Facility and (b) letters of credit outstanding.

                           KING PHARMACEUTICALS, INC.

     The Revolving Credit Facility is available until December 22, 2004. In addition, available commitments under the Revolving Credit Facility will be reduced upon the occurrence of certain specified events.

     The interest rate for borrowings under the Revolving Credit Facility as of December 31, 2000 was 8.81%.

     The Company's obligations under the Senior Credit Facility are unconditionally guaranteed on a senior basis by each direct and indirect majority owned U.S. subsidiary of the Company (collectively, the "Subsidiaries"). In addition, the Senior Credit Facility is collateralized by substantially all of the real and personal property of the Company.

     The Company's debt agreements contain covenants which, among other things, require the Company to comply with certain financial and other covenants. The financial covenants require the maintenance of certain ratios including interest coverage and leverage as defined in the agreements. As of December 31, 2000 the Company has complied with the covenants.

     During 2000, the Company repaid the Tranche A and Tranche B Term Loans and $53,618 of Senior Subordinated Notes prior to maturity resulting in the write-off of deferred financing costs and the payment of a premium (for the Senior Subordinated Notes) resulting in an extraordinary charge of $20,348 ($12,768 net of income taxes).

     During the year ended December 31, 2000, the Company terminated its interest rate swap agreements and recognized a gain of $1,911, which is included in other income.

     The aggregate maturities of long-term debt (including capital lease obligations -- Note 10) at December 31, 2000 are as follows:

2001..............................................  $  1,527
2002..............................................     1,357
2003..............................................     1,266
2004..............................................        --
Thereafter........................................    96,382
                                                    --------
                                                    $100,532
                                                    ========

13. FINANCIAL INSTRUMENTS

     The following disclosures of the estimated fair values of financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

     Cash and Cash Equivalents, Accounts Receivable and Accounts Payable. The carrying amounts of these items are a reasonable estimate of their fair values.

     Investments. The fair value of investments was based primarily on quoted market prices (Note 5). If quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments.

     Long-Term Debt. The fair value of the Company's long-term debt, including the current portion, at December 31, 1999 and 2000, is estimated to be approximately $563,300 and $105,508, respectively, using discounted cash flow analyses and based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

                           KING PHARMACEUTICALS, INC.

     Interest Rate Swaps. The estimated fair market value of the interest rate swap agreements at December 31, 1999, as determined by the issuing financial institution and based on the estimated termination values, was an unrealized gain of approximately $1,045.

14. INCOME TAXES

     The net income tax expense (benefit) is summarized as follows:

                                                       1998        1999        2000
                                                      -------     -------     -------
Current.............................................  $38,918     $61,918     $96,422
Deferred............................................   (2,041)       (768)     (9,319)
                                                      -------     -------     -------
          Total expense.............................  $36,877     $61,150     $87,103
                                                      =======     =======     =======

     A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income before income taxes and extraordinary item is as follows:

                                                       1998        1999        2000
                                                      -------     -------     -------
Federal statutory tax rate..........................     35.0%       35.0%       35.0%
State income taxes, net of federal benefit..........      2.5         2.9         3.1
Change in valuation allowance.......................     (5.7)        0.2          --
Nondeductible merger costs..........................       --          --         3.0
Other...............................................      4.4        (0.3)        4.3
                                                      -------     -------     -------
Effective tax rate..................................     36.2%       37.8%       45.4%
                                                      =======     =======     =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                                1999        2000
                                                              --------     -------
Accrued expenses............................................  $  6,319     $12,790
State net operating loss carryforward.......................     1,648       1,885
Accrued liabilities.........................................     9,290      14,271
Federal tax credit carryforward.............................     1,150       1,592
Other.......................................................     2,875         381
                                                              --------     -------
          Total deferred tax assets.........................    21,282      30,919
                                                              --------     -------
Property, plant and equipment...............................    (8,138)    (10,908)
Intangible assets...........................................   (12,584)    (10,267)
Miscellaneous...............................................      (135)         --
                                                              --------     -------
          Total deferred tax liabilities....................   (20,857)    (21,175)
                                                              --------     -------
          Net deferred tax asset............................  $    425     $ 9,744
                                                              ========     =======

     At December 31, 1999 and 2000, the Company had federal tax credit carryforwards of approximately $1,150 and $1,592 which expire through 2019. The Company's state net operating loss carryforward of approximately $45,240 expires in 2015. Management has determined, based on estimates of future taxable income and existing tax planning opportunities, it is more likely than not that the deferred tax assets will be realizable and no valuation allowance is necessary.

15. BENEFIT PLANS

     The Company maintains a defined contribution employee benefit plan which covers all employees over 21 years of age. The plan allows for employees' salary deferrals, which are matched by the Company up to a

                           KING PHARMACEUTICALS, INC.

specific amount under provisions of the plan. Company contributions during the years ended December 31, 1998, 1999 and 2000, were $1,762, $2,265, and $2,404, respectively. The plan also provides for discretionary profit-sharing contributions by the Company.

16. COMMITMENTS AND CONTINGENCIES

  Fen/Phen Litigation

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in more than 75 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for GlaxoSmithKline.

     While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline for which it manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage.

     In addition, Jones, a wholly-owned subsidiary of the Company is a defendant in more than two thousand five hundred multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

     Jones denies any liability incident to the distribution of Obenix or its generic phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event that Jones' insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

     While the Company cannot predict the outcome of these suits, management believes that the claims against Jones are without merit and intend to vigorously pursue all defenses available.

                           KING PHARMACEUTICALS, INC.

  State of Wisconsin Investment Board

     On November 30, 1999, the Company entered into an agreement of merger with Medco Research, Inc. ("Medco") pursuant to which the Company acquired Medco in an all stock, tax-free pooling of interests transaction (Note 3), which was subject to approval by the Medco shareholders. On January 5, 2000, Medco issued to its stockholders a proxy statement with respect to the proposed transaction and noticed a meeting to approve the transaction for February 10, 2000.

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

     SWIB has filed an Application for a Scheduling Order stating its intention to dismiss the case, before a class has been certified, without prejudice. In the meantime, the action is still pending. While SWIB has indicated that it does not intend to prosecute the merits of the case further, another shareholder could intervene and continue the action. Even though SWIB lost its motion for preliminary injunction, and is going to dismiss the case, SWIB has claimed that its attorneys are entitled to an award of attorney's fees and costs. SWIB has petitioned the court for approximately $7.26 million in attorney's fees and approximately $270,000 in costs.

     A hearing on SWIB's petition to dismiss and for attorney's fees and costs was held on June 26, 2000 in the Court of Chancery for the State of Delaware. No ruling has yet been issued.

     The Company believes that SWIB's case, including SWIB's claim for significant attorney's fees which includes fees based on a formula related to an alleged benefit conferred on Medco shareholders, is meritless, and the Company is vigorously contesting it. The Company believes SWIB's actions did not confer a benefit on the Medco shareholders. The Company also believes it is unlikely that another shareholder will intervene to continue the action, but if that results then the Company will vigorously contest it.

                           KING PHARMACEUTICALS, INC.

  Other

     The Parkedale Facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the "Consent Decree"). The Parkedale Facility is currently manufacturing pharmaceutical products subject to the Consent Decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are produced in accordance with an approved abbreviated new drug application or new drug application. The Company intends, when appropriate, to petition for relief from the Consent Decree.

     The FDA announced in an August 14, 1997 Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDAs). After August 14, 2001, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl, since it was marketed prior to the date of this notice, will continue to be eligible for marketing until August 14, 2001. The Company filed for an NDA for Levoxyl and is awaiting a response from the FDA.

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business.

  Summary

     Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse affect on the Company's consolidated financial position, results of operations, or cash flow.

17. SEGMENT INFORMATION

     The Company's business is classified into three reportable segments; Branded Pharmaceuticals, Contract Manufacturing, and Licensed Products. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, critical care and women's health/endocrinology. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing process, method of distribution, and type of customer. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Licensed products represent products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for licensing fees and royalty payments on product sales. The classification "all other" primarily includes generic pharmaceutical products and development services.

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

                           KING PHARMACEUTICALS, INC.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1998         1999          2000
                                                  --------    ----------    ----------
Total revenues:
  Branded pharmaceuticals.......................  $228,493    $  434,896    $  529,053
  Licensed products.............................    27,544        31,650        41,473
  Contract manufacturing........................    55,054        72,176        61,689
  All other.....................................     6,453         9,511         6,962
  Eliminations..................................   (23,123)      (35,768)      (18,934)
                                                  --------    ----------    ----------
       Consolidated total revenues..............  $294,421    $  512,465    $  620,243
                                                  ========    ==========    ==========
Gross profit (loss):
  Branded pharmaceuticals.......................  $173,607    $  340,731    $  434,080
  Licensed products.............................    22,671        25,990        34,453
  Contract manufacturing........................      (280)       (3,683)        6,357
  All other.....................................     5,490         5,599         2,804
                                                  --------    ----------    ----------
       Consolidated gross profit................  $201,488    $  368,637    $  477,694
                                                  ========    ==========    ==========

                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
Total assets:
  Branded pharmaceuticals...................................  $1,008,412    $1,189,997
  Licensed products.........................................      77,162        10,723
  Contract manufacturing....................................      97,045        82,314
  All other.................................................       1,787           720
  Eliminations..............................................      (2,600)       (1,359)
                                                              ----------    ----------
       Consolidated total assets............................  $1,181,806    $1,282,395
                                                              ==========    ==========

     Capital expenditures of $83,765, $13,219 and $25,149 for the years ended December 31, 1998, 1999 and 2000, respectively, are substantially utilized for contract manufacturing and branded pharmaceutical products purposes.

18. RELATED PARTY TRANSACTIONS

     Certain management and employees of the Company sit on the board of directors of a private foundation. The Company made contributions to this foundation and expensed approximately $247 for the year ended December 31, 1998. The Company donated inventory to the private foundation with a cost of $1,780 in 1999 and $3,346 in 2000.

     For the year ended December 31, 1998 and 1999, the Company paid Bourne and Co., Inc., an affiliate of a director and since January 1999 an officer of the Company, $2,475 and $108, for consulting services and the purchase of furniture. In connection with the Altace Acquisition and related financing, Bourne & Co., Inc., received $1,250 in January 1999.

     In February 2000, the Company paid $2,823 to a director for services performed in connection with the successful completion of the Medco merger. In addition, this director received fees for consulting services of $180 in 2000.

                           KING PHARMACEUTICALS, INC.

19. STOCKHOLDERS' EQUITY

  Common Shares

     The Company is authorized to issue 300 million shares of no par value common stock. As of December 31, 1999 and 2000 there were 156,436,587 and 170,841,178 shares outstanding, respectively.

     In addition, the Company is authorized to issue 15 million shares of "blank-check" preferred stock. The terms and conditions of which will be determined by the board of directors. As of December 31, 1999 and 2000 there were no shares issued or outstanding.

  Stock Splits

     On June 2, 2000, the Company's Board of Directors declared a three for two stock split for shareholders of record as of June 12, 2000, to be distributed June 21, 2000. The stock split has been reflected in all share data contained in these financial statements.

     On October 4, 1999 the Company's board of directors declared a three for two stock split for shareholders of record as of October 28, 1999, to be distributed November 11, 1999. The stock split has been reflected in all share data contained in these financial statements.

     On July 13, 1999 and February 3, 2000 three for two stock splits were recorded by Jones. These splits have been reflected in all share data contained in these financial statements.

  Stock Option Plans

     The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and vest ratably over a period of immediate vest to ten years from the grant date. At December 31, 2000, options for 7,405,538 shares of common stock are available for future grant. A total of 4,410,675 options to purchase common stock are outstanding under these plans at December 31, 2000, of which 2,573,928 are currently exercisable.

     Certain of the incentive stock plans allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender, for either six months or one year depending on how the shares were acquired, prior to the date of tender.

                           KING PHARMACEUTICALS, INC.

     A summary of the status of the Company's plans as of December 31, 2000 and changes during the years ended December 31, 1998, 1999 and 2000 are presented in the table below:

                                                           1998          1999          2000
                                                        ----------    ----------    -----------
Outstanding options, January 1........................   4,790,786     6,712,027      7,407,218
  Exercised...........................................    (507,891)     (934,522)    (3,878,572)
  Granted.............................................   2,716,184     2,165,167      1,305,816
  Cancelled...........................................    (287,052)     (535,454)      (423,787)
                                                        ----------    ----------    -----------
Outstanding options, December 31......................   6,712,027     7,407,218      4,410,675
                                                        ==========    ==========    ===========
Weighted average price of options outstanding, January
  1...................................................  $     4.95    $     5.38    $     10.55
                                                        ==========    ==========    ===========
Weighted average price of options exercised...........  $     3.25    $     5.62    $     10.18
                                                        ==========    ==========    ===========
Weighted average price of options granted.............  $     8.33    $    21.99    $     38.96
                                                        ==========    ==========    ===========
Weighted average price of options cancelled...........  $     9.82    $    10.89    $     14.93
                                                        ==========    ==========    ===========
Weighted average price of options outstanding,
  December 31.........................................  $     7.01    $    10.55    $     20.60
                                                        ==========    ==========    ===========

     Options outstanding at December 31, 2000 have exercise prices between $1.15 and $47.19, with a weighted average exercise price of $20.60 and a remaining contractual life of approximately 6.51 years.

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                WEIGHTED          REMAINING
              RANGE OF EXERCISE                             AVERAGE EXERCISE     CONTRACTUAL
              PRICES PER SHARE                  SHARES      PRICE PER SHARE     LIFE IN YEARS
              -----------------                ---------    ----------------    -------------
Outstanding:
  $1.15-$9.62................................  1,342,714         $ 7.42             4.59
  $10.48-$23.56..............................  1,317,913          13.45             5.28
  $25.28-$47.19..............................  1,750,048          36.06             8.91
                                               ---------         ------             ----
  $1.15-$47.19...............................  4,410,675         $20.60             6.51

                                                                WEIGHTED
              RANGE OF EXERCISE                             AVERAGE EXERCISE
              PRICES PER SHARE                  SHARES      PRICE PER SHARE
              -----------------                ---------    ----------------
Exercisable:
  $1.15-$9.62................................    675,442         $ 7.07
  $10.48-$23.56..............................    525,708          14.10
  $25.28-$47.19..............................  1,372,778          37.50
                                               ---------         ------
  $1.15-$47.19...............................  2,573,928         $24.73

     During 1998 and 2000, the Company granted 75,000 and 60,000 options, respectively, of common stock to its directors under the 1998 Stock Option Plan at an exercise price equal to market value at the date of grant. The options vested immediately upon grant. As of December 31, 1999 and 2000, all of these options were vested and outstanding. Options under the 1998 Stock Option Plan expire 10 years from the date of grant.

                           KING PHARMACEUTICALS, INC.

     The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, since options were granted at fair value, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company's net income and diluted income per share would have decreased to the following pro forma amounts for the year ended December 31, 2000:

                                                       1998        1999        2000
                                                      -------    --------    --------
Income before extraordinary item(s):
  As reported.......................................  $83,898    $100,642    $104,581
                                                      =======    ========    ========
  Pro Forma.........................................  $80,344    $ 85,665    $ 80,562
                                                      =======    ========    ========
Net income:
  As reported.......................................  $79,487    $ 99,937    $ 64,509
                                                      =======    ========    ========
  Pro Forma.........................................  $75,933    $ 84,960    $ 40,490
                                                      =======    ========    ========
Diluted income per share:
Income before extraordinary item(s):
  As reported.......................................  $  0.55    $   0.63    $   0.63
                                                      =======    ========    ========
  Pro Forma.........................................  $  0.52    $   0.54    $   0.48
                                                      =======    ========    ========
Net income:
  As reported.......................................  $  0.52    $   0.63    $   0.39
                                                      =======    ========    ========
  Pro Forma.........................................  $  0.50    $   0.54    $   0.24
                                                      =======    ========    ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000:

                                                              1998    1999    2000
                                                              -----   -----   -----
Expected life of option.....................................   4.64    4.27    4.23
Risk-free interest rate.....................................   5.19%   5.90%   5.91%
Expected volatility.........................................  65.84%  66.66%  64.24%
Expected dividend yield.....................................   0.19%   0.06%   0.00%

     The weighted average fair value of options granted during 1998, 1999 and 2000 is $10.11, $12.82 and $21.45, respectively.

20. INCOME PER COMMON SHARE

     The basic and diluted income before extraordinary item(s) per share was determined based on the following share data:

                                                 1998           1999           2000
                                              -----------    -----------    -----------
Basic income per common share:
  Weighted average common shares............  151,172,221    155,847,709    163,328,734
                                              ===========    ===========    ===========
Diluted income per common share:
  Weighted average common shares............  151,172,221    155,847,709    163,328,734
  Effect of stock options...................    1,922,982      2,820,590      3,442,878
                                              -----------    -----------    -----------
  Weighted average common shares plus
     assumed conversions....................  153,095,203    158,668,299    166,771,612
                                              ===========    ===========    ===========

                           KING PHARMACEUTICALS, INC.

21. CHANGE IN ACCOUNTING PRINCIPLE AND QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

     In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which clarifies accounting and reporting standards for revenue recognition. The new policy recognizes that the risks of ownership in some transactions do not substantively transfer to customers until the product has been received by them, without regard to when legal title has transferred. Previously, the Company had recognized revenue on product sales upon shipment. There was no cumulative effect of the change on prior years due to the timing of shipments at December 31, 1999. The effect of the change on the year ended December 31, 2000 was to decrease revenue by $3,435 and decrease net income by $1,582, or $.01 per share on a diluted basis. The pro forma amounts presented on the face of the income statement were calculated assuming the accounting change was made retroactively to January 1, 1998.

     The effect of SAB 101 on each of the quarters in the year 2000 are as follows:

                                                                                                       FOURTH
                                                                                                      QUARTER
                                     FIRST QUARTER        SECOND QUARTER         THIRD QUARTER         ENDED
                                         ENDED                 ENDED                 ENDED          DECEMBER 31,
                                    MARCH 31, 2000         JUNE 30, 2000      SEPTEMBER 30, 2000        2000
                                  -------------------   -------------------   -------------------   ------------
                                             ADJUSTED              ADJUSTED              ADJUSTED     ADJUSTED
                                    PRE        FOR        PRE        FOR        PRE        FOR          FOR
                                  SAB 101    SAB 101    SAB 101    SAB 101    SAB 101    SAB 101      SAB 101
                                  -------    --------   --------   --------   --------   --------   ------------
Total revenues..................  $137,175   $135,195   $154,776   $143,442   $162,631   $165,542     $176,064
Gross profit....................   106,168    104,820    114,736    105,856    126,445    128,482      138,536
Net income......................    10,639      9,796     31,984     26,435    (22,344)   (21,071)      49,349
Basic income per common
  share(1)......................  $   0.07   $   0.06   $   0.20   $   0.16   $  (0.13)  $  (0.13)    $   0.29
Diluted income per common
  share(1)......................  $   0.07   $   0.06   $   0.19   $   0.16   $  (0.13)  $  (0.12)    $   0.29
Shares used in basic income per
  share.........................   156,771    156,771    160,594    160,594    165,738    165,738      168,926
Shares used in diluted income
  per share.....................   160,396    160,396    164,076    164,076    169,584    169,584      171,885

     Certain reclassifications have been made to the pre SAB 101 amounts to conform the presentations of the pooled companies.

     The following table sets forth summary financial information for the year ended December 31, 1999:

1999 BY QUARTER                     FIRST      SECOND      THIRD       FOURTH
---------------                    -------    --------    --------    --------
Total revenues...................  $97,046    $116,224    $148,657    $150,537
Gross profit.....................   73,192      86,383     103,810     105,252
Operating income.................   41,645      50,358      61,814      56,078
Income before extraordinary
  item...........................   19,284      24,770      30,944      25,644
Net income.......................   18,579      24,770      30,944      25,644
Basic income per common share(1):
  Income before extraordinary
     item........................  $  0.12    $   0.16    $   0.20    $   0.16
  Net income.....................     0.12        0.16        0.20        0.16
Diluted income per common
  share(1).......................     0.12        0.16        0.20        0.16

---------------

(1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

                           KING PHARMACEUTICALS, INC.

     The 1999 quarters have not been restated for the application of SAB 101; however, the proforma results of the application of SAB 101 on the fourth quarter 1999 are as follows:

                                                         FOURTH QUARTER ENDED
                                                          DECEMBER 31, 1999
                                                         --------------------
                                                            AS       PROFORMA
                                                         REPORTED    SAB 101
                                                         --------    --------
Total revenues.........................................  $150,538    $154,390
Gross profit...........................................   105,252     106,588
Net income.............................................    25,644      26,479
Basic income per common share..........................  $   0.16    $   0.17
Diluted income per common share........................  $   0.16    $   0.17
Shares used in basic income per share..................   156,007     156,007
Shares used in diluted income per share................   159,506     159,506

22. DISCONTINUED OPERATIONS

     On March 16, 1998, the Board of Directors of Jones approved a plan to discontinue the Company's nutritional supplements product line and contract manufacturing operations. On March 17, 1998, the Company signed a binding agreement with certain operating subsidiaries of Twinlab Corporation ("Twin") to sell a portion of this business for $55,000 cash on the April 30, 1998 closing date. A gain on the sale, of approximately $17,000, net of taxes of approximately $13,500, has been recorded in the 1998 results. The accompanying consolidated statements of income reflect the operating results, net of tax, of the Company's nutritional supplements product line and contract manufacturing operations as discontinued operations. Net sales associated with the discontinued operations approximate $11,901 for the period January 1, 1998 to April 30, 1998 (the sale date).

23. GUARANTOR FINANCIAL STATEMENTS

     The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Jones Pharma Incorporated, King Pharmaceuticals Research and Development, Inc., and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000, 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the notes.

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                         DECEMBER 31, 1999                          DECEMBER 31, 2000
                                       ------------------------------------------------------   -------------------------
                                                     GUARANTOR     ELIMINATING       KING                     GUARANTOR
                                          KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                                       ----------   ------------   -----------   ------------   ----------   ------------
ASSETS
Current assets:
Cash and cash equivalents............  $   11,683    $ 120,040      $      --     $  131,723    $   82,316    $  (5,921)
Investments..........................          --       80,229             --         80,229            --           --
Accounts receivable, net.............       6,969       85,942         (1,090)        91,821         7,027      115,034
Inventories..........................       5,976       39,021             --         44,997         3,856       61,233
Deferred income taxes................      13,915        4,283             --         18,198        23,939        2,794
Prepaid expenses and other current
  assets.............................       3,014        7,951             --         10,965        39,637      (11,313)
                                       ----------    ---------      ---------     ----------    ----------    ---------
        Total current assets.........      41,557      337,466         (1,090)       377,933       156,775      161,827
Property, plant, and equipment,
  net................................      22,153      100,115             --        122,268        28,831       99,690
Intangible assets, net...............     438,579      182,777             --        621,356       418,895      371,429
Investments..........................          --       33,583             --         33,583            --           --
Investment in subsidiaries...........     722,790           --       (722,790)            --       911,602           --
Other assets.........................      19,446        7,220             --         26,666        24,940       21,367
                                       ----------    ---------      ---------     ----------    ----------    ---------
        Total assets.................  $1,244,525    $ 661,161      $(723,880)    $1,181,806    $1,541,043    $ 654,313
                                       ==========    =========      =========     ==========    ==========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.....................  $    4,261    $  25,771      $  (1,090)    $   28,942    $    2,080    $  24,289
Accrued expenses.....................       9,041       52,456             --         61,497        13,048       65,497
Income taxes payable.................          --        9,225             --          9,225            --           --
Current portion of long-term debt....      14,476           26             --         14,502         1,498           29
                                       ----------    ---------      ---------     ----------    ----------    ---------
        Total current liabilities....      27,778       87,478         (1,090)       114,166        16,626       89,815
Long-term debt.......................     553,314           41             --        553,355        98,992           13
Deferred income taxes................      14,148        3,625             --         17,773        14,592        2,397
Other liabilities....................          --        1,500             --          1,500        71,714        1,872
Intercompany (receivable) payable....     154,273     (154,273)            --             --       351,386     (351,386)
                                       ----------    ---------      ---------     ----------    ----------    ---------
        Total liabilities............     749,513      (61,629)        (1,090)       686,794       553,310     (257,289)
                                       ----------    ---------      ---------     ----------    ----------    ---------
Shareholders' equity.................     495,012      722,790       (722,790)       495,012       987,733      911,602
                                       ----------    ---------      ---------     ----------    ----------    ---------
        Total liabilities and
          shareholders' equity.......  $1,244,525    $ 661,161      $(723,880)    $1,181,806    $1,541,043    $ 654,313
                                       ==========    =========      =========     ==========    ==========    =========

                                           DECEMBER 31, 2000
                                       --------------------------
                                       ELIMINATING       KING
                                         ENTRIES     CONSOLIDATED
                                       -----------   ------------
ASSETS
Current assets:
Cash and cash equivalents............   $      --     $   76,395
Investments..........................          --             --
Accounts receivable, net.............      (1,359)       120,702
Inventories..........................          --         65,089
Deferred income taxes................          --         26,733
Prepaid expenses and other current
  assets.............................          --         28,324
                                        ---------     ----------
        Total current assets.........      (1,359)       317,243
Property, plant, and equipment,
  net................................          --        128,521
Intangible assets, net...............          --        790,324
Investments..........................          --             --
Investment in subsidiaries...........    (911,602)            --
Other assets.........................          --         46,307
                                        ---------     ----------
        Total assets.................   $(912,961)    $1,282,395
                                        =========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.....................   $  (1,359)    $   25,010
Accrued expenses.....................          --         78,545
Income taxes payable.................          --             --
Current portion of long-term debt....          --          1,527
                                        ---------     ----------
        Total current liabilities....      (1,359)       105,082
Long-term debt.......................          --         99,005
Deferred income taxes................          --         16,989
Other liabilities....................          --         73,586
Intercompany (receivable) payable....          --             --
                                        ---------     ----------
        Total liabilities............      (1,359)       294,662
                                        ---------     ----------
Shareholders' equity.................    (911,602)       987,733
                                        ---------     ----------
        Total liabilities and
          shareholders' equity.......   $(912,961)    $1,282,395
                                        =========     ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                             DECEMBER 31, 1998                        DECEMBER 31, 1999
                            ----------------------------------------------------   -----------------------
                                        GUARANTOR     ELIMINATING       KING                   GUARANTOR
                              KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED     KING     SUBSIDIARIES
                            --------   ------------   -----------   ------------   --------   ------------
Revenues:
 Net sales................  $  9,456     $275,262      $ (23,124)     $261,594     $ 19,798     $496,784
 Royalty revenue..........        --       27,544             --        27,544           --       31,650
 Development revenue......       283        5,000             --         5,283           --           --
                            --------     --------      ---------      --------     --------     --------
       Total revenues.....     9,739      307,806        (23,124)      294,421       19,798      528,434
                            --------     --------      ---------      --------     --------     --------
Operating costs and
 expenses:
 Costs of revenues........     8,948      100,887        (23,519)       86,316       16,243      155,997
 Royalty expense..........        --        6,617             --         6,617           --        7,355
 Selling, general and
   administrative.........    13,200       46,245             --        59,445       15,949       91,270
 Depreciation and
   amortization...........     1,618       13,553            395        15,566       12,910       20,954
 Research and
   development............        --       10,866             --        10,866           --       17,659
 Nonrecurring charge-
   research and
   development............        --           --             --            --           --           --
 Merger, restructuring and
   other nonrecurring
   charges................        --       10,500             --        10,500           --           --
                            --------     --------      ---------      --------     --------     --------
       Total operating
        costs and
        expenses..........    23,766      188,668        (23,124)      189,310       45,102      293,235
                            --------     --------      ---------      --------     --------     --------
Operating income..........   (14,027)     119,138             --       105,111      (25,304)     235,199
                            --------     --------      ---------      --------     --------     --------
Other income(expense):
 Interest income..........       143        7,603             --         7,746          338       10,169
 Interest expense.........   (14,936)          70             --       (14,866)     (55,621)         250
 Other, net...............         7        4,009             --         4,016           54       (3,293)
Equity in earnings of
 subsidiaries.............   103,620           --       (103,620)           --      176,211           --
 Intercompany interest
   (expense)..............    20,362      (20,362)            --            --        3,263       (3,263)
                            --------     --------      ---------      --------     --------     --------
       Total other
        income(expense)...   109,196       (8,680)      (103,620)       (3,104)     124,245        3,863
                            --------     --------      ---------      --------     --------     --------
Income before income taxes
 and extraordinary
 item(s)..................    95,169      110,458       (103,620)      102,007       98,941      239,062
Income tax (expense)
 benefit..................    (6,863)     (21,481)        (8,533)      (36,877)       1,701      (62,851)
                            --------     --------      ---------      --------     --------     --------
Income from continuing
 operations...............    88,306       88,977       (112,153)       65,130      100,642      176,211
Income from discontinued
 operations...............        --       18,768             --        18,768           --           --
                            --------     --------      ---------      --------     --------     --------
Income(loss) before
 extraordinary item(s)....    88,306      107,745       (112,153)       83,898      100,642      176,211
 Extraordinary item(s)....      (286)      (4,125)            --        (4,411)        (705)          --
                            --------     --------      ---------      --------     --------     --------
   Net income.............  $ 88,020     $103,620      $(112,153)     $ 79,487     $ 99,937     $176,211
                            ========     ========      =========      ========     ========     ========

                                DECEMBER 31, 1999                          DECEMBER 31, 2000
                            --------------------------   -----------------------------------------------------
                            ELIMINATING       KING                    GUARANTOR     ELIMINATING       KING
                              ENTRIES     CONSOLIDATED     KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                            -----------   ------------   ---------   ------------   -----------   ------------
Revenues:
 Net sales................   $ (35,767)     $480,815     $  19,021     $578,682      $ (18,934)     $578,769
 Royalty revenue..........          --        31,650            --       41,474             --        41,474
 Development revenue......          --            --            --           --             --            --
                             ---------      --------     ---------     --------      ---------      --------
       Total revenues.....     (35,767)      512,465        19,021      620,156        (18,934)      620,243
                             ---------      --------     ---------     --------      ---------      --------
Operating costs and
 expenses:
 Costs of revenues........     (35,767)      136,473        16,963      135,471        (18,934)      133,500
 Royalty expense..........          --         7,355            --        9,049             --         9,049
 Selling, general and
   administrative.........          --       107,219        17,169      115,699             --       132,868
 Depreciation and
   amortization...........          --        33,864        21,423       20,519             --        41,942
 Research and
   development............          --        17,659         1,081       17,603             --        18,684
 Nonrecurring charge-
   research and
   development............          --            --            --        6,107             --         6,107
 Merger, restructuring and
   other nonrecurring
   charges................          --            --       (19,809)      84,452             --        64,643
                             ---------      --------     ---------     --------      ---------      --------
       Total operating
        costs and
        expenses..........     (35,767)      302,570        36,827      388,900        (18,934)      406,793
                             ---------      --------     ---------     --------      ---------      --------
Operating income..........          --       209,895       (17,806)     231,256             --       213,450
                             ---------      --------     ---------     --------      ---------      --------
Other income(expense):
 Interest income..........          --        10,507         2,647        9,228             --        11,875
 Interest expense.........          --       (55,371)      (37,457)         483             --       (36,974)
 Other, net...............          --        (3,239)        1,967        1,366             --         3,333
Equity in earnings of
 subsidiaries.............    (176,211)           --       188,010           --       (188,010)           --
 Intercompany interest
   (expense)..............          --            --         6,082       (6,082)            --            --
                             ---------      --------     ---------     --------      ---------      --------
       Total other
        income(expense)...    (176,211)      (48,103)      161,249        4,995       (188,010)      (21,766)
                             ---------      --------     ---------     --------      ---------      --------
Income before income taxes
 and extraordinary
 item(s)..................    (176,211)      161,792       143,443      236,251       (188,010)      191,684
Income tax (expense)
 benefit..................          --       (61,150)      (38,862)     (48,241)            --       (87,103)
                             ---------      --------     ---------     --------      ---------      --------
Income from continuing
 operations...............    (176,211)      100,642       104,581      188,010       (188,010)      104,581
Income from discontinued
 operations...............          --            --            --           --             --            --
                             ---------      --------     ---------     --------      ---------      --------
Income(loss) before
 extraordinary item(s)....    (176,211)      100,642       104,581      188,010       (188,010)      104,581
 Extraordinary item(s)....          --          (705)      (40,072)          --             --       (40,072)
                             ---------      --------     ---------     --------      ---------      --------
   Net income.............   $(176,211)     $ 99,937     $  64,509     $188,010      $(188,010)     $ 64,509
                             =========      ========     =========     ========      =========      ========

                             GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                DECEMBER 31, 1998
                                                              ------------------------------------------------------
                                                                                                            KING
                                                                KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  88,020     $103,620      $(112,153)      $ 79,487
Equity in earnings of subsidiaries..........................   (103,620)          --        103,620             --
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization............................      1,990       13,576             --         15,566
   Amortization of deferred financing costs.................        728           --             --            728
   Extraordinary loss-extinguishment of debt................      7,198           --             --          7,198
   Extraordinary loss-disposed and impaired assets..........         --           --             --             --
   Stock compensation charge................................         --           --             --             --
   Write-down of inventory..................................         --           --             --             --
   Deferred income taxes....................................       (940)      (4,121)            --         (5,061)
   Gain on sale of discontinued operations..................         --      (30,616)            --        (30,616)
   Noncash nonrecurring charge..............................         --       10,500             --         10,500
   Amortization of deferred revenue.........................         --           --             --             --
   Loss on sale of investment securities....................         --           --             --             --
   Tax benefits of stock options exercised..................                     353             --            353
   Other non-cash items, net................................         23         (557)            --           (534)
   Changes in operating assets and liabilities:
     Accounts receivable....................................     (8,578)     (30,441)           369        (38,650)
     Inventories............................................       (616)     (15,283)            --        (15,899)
     Prepaid expenses and other current assets..............      2,472          283            157          2,912
     Other assets...........................................        (82)      (3,392)            --         (3,474)
     Accounts payable.......................................      1,953       10,699           (526)        12,126
     Accrued expenses and other liabilities.................        247        5,517             --          5,764
     Deferred revenue.......................................         --           --             --             --
     Income taxes...........................................     (3,488)      (3,415)         8,533          1,630
                                                              ---------     --------      ---------       --------
Net cash flows (used in) provided by operating activities...    (14,693)      56,723             --         42,030
                                                              ---------     --------      ---------       --------
Cash flows from investing activities:
 Purchase of investment securities..........................         --      (34,293)            --        (34,293)
 Proceeds from maturity and sale of investment securities...         --       25,922             --         25,922
 Convertible senior note....................................         --           --             --             --
 Loans receivable...........................................         --           --             --             --
 Purchases of property, plant and equipment.................     (5,774)     (77,991)            --        (83,765)
 Purchases of intangible assets.............................   (284,716)     (60,902)            --       (345,618)
 Proceeds from sale of assets...............................         30           17             --             47
 Proceeds from the sale of discontinued operations..........         --       55,000             --         55,000
 Other investing activities.................................         --           --             --             --
                                                              ---------     --------      ---------       --------
 Net cash used in investing activities......................   (290,460)     (92,247)            --       (382,707)
                                                              ---------     --------      ---------       --------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................         --           --             --             --
 Payments on revolving credit facility......................         --           --             --             --
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................     50,117        2,856             --         52,973
 Payments of cash dividends-Jones...........................         --       (3,307)            --         (3,307)
 Purchase of stock held in treasury.........................         --       (4,132)            --         (4,132)
 Proceeds from other long-term debt.........................    658,741           --             --        658,741
 Payment of senior subordinated.............................         --           --             --             --
 Proceeds from seller note..................................         --           --             --             --
 Payment of seller note.....................................         --           --             --             --
 Proceeds from bridge loan facility.........................         --           --             --             --
 Payments on bridge loan facility...........................         --           --             --             --
 Payments on other long-term debt...........................   (260,556)      (1,762)            --       (262,318)
 Payments on notes payable..................................       (916)          --             --           (916)
 Due to affiliate...........................................      1,075           --             --          1,075
 Debt issuance costs........................................    (25,465)          --             --        (25,465)
 Intercompany...............................................   (116,886)     116,886             --             --
                                                              ---------     --------      ---------       --------
Net cash provided by (used in) financing activities.........    306,110      110,541             --        416,651
                                                              ---------     --------      ---------       --------
Increase (decrease) in cash and cash equivalents............        957       75,017             --         75,974
Cash and cash equivalents, beginning of period..............        202       52,470             --         52,672
                                                              ---------     --------      ---------       --------
Cash and cash equivalents, end of period....................  $   1,159     $127,487      $      --       $128,646
                                                              =========     ========      =========       ========

                                                                                DECEMBER 31, 1999
                                                              ------------------------------------------------------
                                                                                                            KING
                                                                KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  99,937     $176,211      $(176,211)      $ 99,937
Equity in earnings of subsidiaries..........................   (176,211)          --        176,211             --
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization............................     12,910       20,954             --         33,864
   Amortization of deferred financing costs.................      2,760           74             --          2,834
   Extraordinary loss-extinguishment of debt................      1,150           --             --          1,150
   Extraordinary loss-disposed and impaired assets..........         --           --             --             --
   Stock compensation charge................................         --           --             --             --
   Write-down of inventory..................................         --           --             --             --
   Deferred income taxes....................................       (818)         (16)            --           (834)
   Gain on sale of discontinued operations..................         --           --             --             --
   Noncash nonrecurring charge..............................         --           --             --             --
   Amortization of deferred revenue.........................         --           --             --             --
   Loss on sale of investment securities....................         --           --             --             --
   Tax benefits of stock options exercised..................         --        3,107             --          3,107
   Other non-cash items, net................................         64        1,831             --          1,895
   Changes in operating assets and liabilities:
     Accounts receivable....................................      2,619      (28,670)           693        (25,358)
     Inventories............................................        490      (11,439)            --        (10,949)
     Prepaid expenses and other current assets..............     (1,815)      (2,666)            --         (4,481)
     Other assets...........................................        875       (2,630)            --         (1,755)
     Accounts payable.......................................     (5,598)      19,811           (693)        13,520
     Accrued expenses and other liabilities.................      9,561       24,992             --         34,553
     Deferred revenue.......................................         --           --             --             --
     Income taxes...........................................     (3,524)       4,347             --            823
                                                              ---------     --------      ---------       --------
Net cash flows (used in) provided by operating activities...    (57,600)     205,906             --        148,306
                                                              ---------     --------      ---------       --------
Cash flows from investing activities:
 Purchase of investment securities..........................         --      (88,820)            --        (88,820)
 Proceeds from maturity and sale of investment securities...         --       21,500             --         21,500
 Convertible senior note....................................         --           --             --             --
 Loans receivable...........................................         --           --             --             --
 Purchases of property, plant and equipment.................     (2,586)     (10,633)            --        (13,219)
 Purchases of intangible assets.............................    (91,799)      (6,400)            --        (98,199)
 Proceeds from sale of assets...............................         20           60             --             80
 Proceeds from the sale of discontinued operations..........         --           --             --             --
 Other investing activities.................................     (1,379)        (715)            --         (2,094)
                                                              ---------     --------      ---------       --------
 Net cash used in investing activities......................    (95,744)     (85,008)            --       (180,752)
                                                              ---------     --------      ---------       --------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................     92,000           --             --         92,000
 Payments on revolving credit facility......................    (66,000)          --             --        (66,000)
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................      3,666        6,533             --         10,199
 Payments of cash dividends-Jones...........................         --       (4,042)            --         (4,042)
 Purchase of stock held in treasury.........................         --       (4,455)            --         (4,455)
 Proceeds from other long-term debt.........................    149,931           69             --        150,000
 Payment of senior subordinated.............................         --           --             --             --
 Proceeds from seller note..................................         --           --             --             --
 Payment of seller note.....................................         --           --             --             --
 Proceeds from bridge loan facility.........................         --           --             --             --
 Payments on bridge loan facility...........................         --           --             --             --
 Payments on other long-term debt...........................   (136,021)          --             --       (136,021)
 Payments on notes payable..................................         --           --             --             --
 Due to affiliate...........................................        596           --             --            596
 Debt issuance costs........................................     (6,754)          --             --         (6,754)
 Intercompany...............................................    126,450     (126,450)            --             --
                                                              ---------     --------      ---------       --------
Net cash provided by (used in) financing activities.........    163,868     (128,345)            --         35,523
                                                              ---------     --------      ---------       --------
Increase (decrease) in cash and cash equivalents............     10,524       (7,447)            --          3,077
Cash and cash equivalents, beginning of period..............      1,159      127,487             --        128,646
                                                              ---------     --------      ---------       --------
Cash and cash equivalents, end of period....................  $  11,683     $120,040      $      --       $131,723
                                                              =========     ========      =========       ========

                                                                                DECEMBER 31, 2000
                                                              ------------------------------------------------------
                                                                                                            KING
                                                                KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  64,509     $188,010      $(188,010)      $ 64,509
Equity in earnings of subsidiaries..........................   (188,010)          --        188,010             --
Adjustments to reconcile net income to net cash provided by
 operating activities:
   Depreciation and amortization............................     21,420       20,522             --         41,942
   Amortization of deferred financing costs.................      1,927           --             --          1,927
   Extraordinary loss-extinguishment of debt................     13,366           --             --         13,366
   Extraordinary loss-disposed and impaired assets..........         --       14,965             --         14,965
   Stock compensation charge................................      2,883        1,872             --          4,755
   Write-down of inventory..................................         --       28,722             --         28,722
   Deferred income taxes....................................     (9,580)         261             --         (9,319)
   Gain on sale of discontinued operations..................         --           --             --             --
   Noncash nonrecurring charge..............................         --        3,727             --          3,727
   Amortization of deferred revenue.........................     (3,787)          --             --         (3,787)
   Loss on sale of investment securities....................         --          707             --            707
   Tax benefits of stock options exercised..................     40,540           --             --         40,540
   Other non-cash items, net................................        181        2,622             --          2,803
   Changes in operating assets and liabilities:
     Accounts receivable....................................       (178)     (31,339)           270        (31,247)
     Inventories............................................      2,120      (50,934)            --        (48,814)
     Prepaid expenses and other current assets..............        912        4,317             --          5,229
     Other assets...........................................        300       (3,763)            --         (3,463)
     Accounts payable.......................................     (2,181)      (1,852)          (270)        (4,303)
     Accrued expenses and other liabilities.................      4,007       11,541             --         15,548
     Deferred revenue.......................................     75,000           --             --         75,000
     Income taxes...........................................    (37,535)       6,101             --        (31,434)
                                                              ---------     --------      ---------       --------
Net cash flows (used in) provided by operating activities...    (14,106)     195,479             --       $181,373
                                                              ---------     --------      ---------       --------
Cash flows from investing activities:
 Purchase of investment securities..........................         --     (142,922)            --       (142,922)
 Proceeds from maturity and sale of investment securities...         --      256,121             --        256,121
 Convertible senior note....................................    (20,000)          --             --        (20,000)
 Loans receivable...........................................       (379)     (15,000)            --        (15,379)
 Purchases of property, plant and equipment.................     (8,894)     (16,255)            --        (25,149)
 Purchases of intangible assets.............................         --     (207,000)            --       (207,000)
 Proceeds from sale of assets...............................        419           93             --            512
 Proceeds from the sale of discontinued operations..........         --           --             --             --
 Other investing activities.................................         --           --             --             --
                                                              ---------     --------      ---------       --------
 Net cash used in investing activities......................    (28,854)    (124,963)            --       (153,817)
                                                              ---------     --------      ---------       --------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................    159,000           --             --        159,000
 Payments on revolving credit facility......................   (204,000)          --             --       (204,000)
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................    384,488        3,280             --        387,768
 Payments of cash dividends-Jones...........................         --       (2,619)            --         (2,619)
 Purchase of stock held in treasury.........................         --           --             --             --
 Proceeds from other long-term debt.........................         --           --             --             --
 Payment of senior subordinated.............................    (53,618)          --             --        (53,618)
 Proceeds from seller note..................................     25,000           --             --         25,000
 Payment of seller note.....................................    (25,000)          --             --        (25,000)
 Proceeds from bridge loan facility.........................     25,000           --             --         25,000
 Payments on bridge loan facility...........................    (25,000)          --             --        (25,000)
 Payments on other long-term debt...........................   (368,682)         (25)            --       (368,707)
 Payments on notes payable..................................         --           --             --             --
 Due to affiliate...........................................         --           --             --             --
 Debt issuance costs........................................       (708)          --             --           (708)
 Intercompany...............................................    197,113     (197,113)            --             --
                                                              ---------     --------      ---------       --------
Net cash provided by (used in) financing activities.........    113,593     (196,477)            --        (82,884)
                                                              ---------     --------      ---------       --------
Increase (decrease) in cash and cash equivalents............     70,633     (125,961)            --        (55,328)
Cash and cash equivalents, beginning of period..............     11,683      120,040             --        131,723
                                                              ---------     --------      ---------       --------
Cash and cash equivalents, end of period....................  $  82,316     $ (5,921)     $      --       $ 76,395
                                                              =========     ========      =========       ========

24. SUBSEQUENT EVENTS

     On January 8, 2001, the Company entered into a license agreement with Novavax, Inc. ("Novavax") to promote, market, distribute and sell Estrasorb(TM) worldwide, except in the United States, Canada, Italy, Netherlands, Greece, Switzerland and Spain. The Company will pay a royalty to Novavax based on 7.5% of net sales of Estrasorb(TM) within the territory. The Company and Novavax will co-market Estrasorb(TM) in the United States and Puerto Rico. Under the co-promotion agreement, Novavax will pay King an amount equal to 50% of Estrasorb(TM) margins. Marketing expenses for Estrasorb(TM) approved pursuant to the co-promotion agreement shall be shared equally by the parties.

     The Company also entered into a co-promotion agreement on January 8, 2001 with Novavax for Nordette(R). The co-promotion agreement relating to Nordette(R) provides for the Company and Novavax to equally share all quarterly net sales that exceed established baselines that in the aggregate total $30 million per year. The parties shall share equally all expenses associated with net sales of Nordette(R) that exceed such established baselines.

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

                                          By:      /s/ JOHN M. GREGORY
                                            ------------------------------------
                                                      John M. Gregory
                                                   Chairman of the Board

March 30, 2001

     In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                 /s/ JOHN M. GREGORY                   Chairman of the Board            March 30, 2001
-----------------------------------------------------    (principal executive officer)
                   John M. Gregory

                /s/ JAMES R. LATTANZI                  Chief Financial Officer          March 30, 2001
-----------------------------------------------------    (principal financial and
                  James R. Lattanzi                      accounting officer)

              /s/ JEFFERSON J. GREGORY                 Director                         March 30, 2001
-----------------------------------------------------
                Jefferson J. Gregory

                /s/ JOSEPH R. GREGORY                  Director                         March 30, 2001
-----------------------------------------------------
                  Joseph R. Gregory

                /s/ ERNEST C. BOURNE                   Director                         March 30, 2001
-----------------------------------------------------
                  Ernest C. Bourne

           /s/ EARNEST C. DEAVENPORT, JR.              Director                         March 30, 2001
-----------------------------------------------------
             Earnest C. Deavenport, Jr.

                                                       Director                         March   , 2001
-----------------------------------------------------
               Frank W. DeFriece, Jr.

                /s/ R. CHARLES MOYER                   Director                         March 30, 2001
-----------------------------------------------------
                  R. Charles Moyer

                 /s/ D. GREG ROOKER                    Director                         March 30, 2001
-----------------------------------------------------
                   D. Greg Rooker

               /s/ RICHARD C. WILLIAMS                 Director                         March 30, 2001
-----------------------------------------------------
                 Richard C. Williams

                           KING PHARMACEUTICALS, INC.
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

               COLUMN A                    COLUMN B       COLUMN C ADDITIONS        COLUMN D       COLUMN E
---------------------------------------  ------------   -----------------------   -------------   ----------
                                                                      CHARGED
                                         BALANCES AT    CHARGED TO   (CREDITED)                   BALANCE AT
                                         BEGINNING OF    COST AND     TO OTHER                      END OF
                                            PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
                                         ------------   ----------   ----------   -------------   ----------
Allowance for doubtful accounts,
  deducted from accounts receivable in
  the balance sheets
Year ended December 31, 2000...........     $3,407        $2,366        $ --         $  773         $5,000
Year ended December 31, 1999...........      2,379         1,517          --            489          3,407
Year ended December 31, 1998...........      1,834         1,749          --          1,204          2,379

---------------

(1) Amounts represent write-offs of accounts.