Form 10-Q
period 2001-03-31
KING PHARMACEUTICALS INC
filed 2001-05-14
CIK 1047699

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Registrant's common stock as of May 10, 2001: 171,420,917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              MARCH 31,     DECEMBER 31,
                                                                 2001           2000
                                                              ----------    ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  169,088     $   76,395
  Accounts receivable, net of allowance for doubtful
     accounts of $5,360 and $5,000..........................     116,381        120,702
  Inventories...............................................      80,590         65,089
  Deferred income taxes.....................................      26,733         26,733
  Prepaid expenses and other current assets.................       6,670         28,324
                                                              ----------     ----------
          Total current assets..............................     399,462        317,243
                                                              ----------     ----------
Property, plant and equipment, net..........................     132,395        128,521
Intangible assets, net......................................     780,429        790,324
Other assets................................................      45,154         46,307
                                                              ----------     ----------
          Total assets......................................  $1,357,440     $1,282,395
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   14,959     $   25,010
  Accrued expenses..........................................      88,953         78,545
  Income taxes payable......................................      25,228             --
  Current portion of long-term debt.........................       1,524          1,527
                                                              ----------     ----------
          Total current liabilities.........................     130,664        105,082
Long-term debt:
  Senior subordinated notes.................................      96,382         96,382
  Other.....................................................       2,511          2,623
Deferred income taxes.......................................      16,989         16,989
Other liabilities...........................................      71,064         73,586
                                                              ----------     ----------
          Total liabilities.................................     317,610        294,662
                                                              ----------     ----------
Commitments and contingencies (notes 4 and 5)
  Shareholders' equity......................................   1,039,830        987,733
                                                              ----------     ----------
          Total liabilities and shareholders' equity........  $1,357,440     $1,282,395
                                                              ==========     ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001          2000
                                                              ---------     --------
Revenues:
  Net sales.................................................  $169,900      $122,453
  Royalty revenue...........................................    11,417        12,742
                                                              --------      --------
          Total revenues....................................   181,317       135,195
                                                              --------      --------
Operating costs and expenses:
  Cost of revenues, including royalty expense of $2,847 and
     $2,425.................................................    37,416        30,375
  Selling, general and administrative.......................    32,266        33,198
  Co-promotion fees.........................................    17,464            --
  Co-promotion marketing expense............................     5,529            --
  Depreciation and amortization.............................    11,375         9,277
  Research and development..................................     4,015         3,665
  Merger, restructuring, and other nonrecurring charges.....        --        20,789
                                                              --------      --------
          Total operating costs and expenses................   108,065        97,304
                                                              --------      --------
  Operating income..........................................    73,252        37,891
                                                              --------      --------
Other income (expense):
  Interest income...........................................     2,509         4,021
  Interest expense..........................................    (2,867)      (14,032)
  Other, net................................................    (1,571)         (126)
                                                              --------      --------
          Total other income (expense)......................    (1,929)      (10,137)
                                                              --------      --------
Income before income taxes and cumulative effect of change
  in accounting principle...................................    71,323        27,754
Income tax expense..........................................   (26,604)      (17,958)
                                                              --------      --------
Income before cumulative effect of change in accounting
  principle.................................................    44,719         9,796
Cumulative effect of change in accounting principle, net of
  income taxes of $325......................................      (545)           --
                                                              --------      --------
Net income..................................................  $ 44,174      $  9,796
                                                              ========      ========
Income per common share:
  Basic:
     Income before cumulative effect of change in accounting
      principle.............................................  $   0.26      $   0.06
     Cumulative effect of change in accounting principle....        --            --
                                                              --------      --------
     Net income.............................................  $   0.26      $   0.06
                                                              ========      ========
  Diluted:
     Income before cumulative effect of change in accounting
      principle.............................................  $   0.26      $   0.06
     Cumulative effect of change in accounting principle....        --            --
                                                              --------      --------
     Net income.............................................  $   0.26      $   0.06
                                                              ========      ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND OTHER
                              COMPREHENSIVE INCOME
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         RETAINED
                                                SHARES        AMOUNT     EARNINGS      TOTAL
                                              -----------    --------    --------    ----------
Balance at December 31, 2000................  170,841,178    $658,948    $328,785    $  987,733
Net income and total comprehensive income...           --          --      44,174        44,174
Exercise of stock options...................      429,054       5,741          --         5,741
Effect of acceleration of vesting options
  from restructuring........................           --       2,182          --         2,182
                                              -----------    --------    --------    ----------
Balance at March 31, 2001...................  171,270,232    $666,871    $372,959    $1,039,830
                                              ===========    ========    ========    ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
Cash flows from operating activities........................  $ 95,767     $ 34,068
                                                              --------     --------
Cash flows from investing activities:
  Purchase of investment securities.........................        --       (9,857)
  Proceeds from maturity and sale of investment
     securities.............................................        --       85,424
  Loans receivable..........................................    (5,000)          --
  Purchases of property, plant and equipment................    (7,041)      (5,150)
  Proceeds from sale of product rights......................     3,332           --
  Proceeds from sale of assets..............................        43          275
                                                              --------     --------
          Net cash (used in) provided by investing
            activities......................................    (8,666)      70,692
                                                              --------     --------
Cash flows from financing activities:
  Proceeds from revolving credit facility...................        --        9,000
  Payments on revolving credit facility.....................        --      (54,000)
  Proceeds from issuance of common shares and exercise of
     stock options, net.....................................     5,741        5,089
  Payments of cash dividends-Jones..........................        --       (1,309)
  Payments on other long-term debt and capital lease
     obligations............................................      (115)     (26,630)
  Other.....................................................       (34)          --
                                                              --------     --------
          Net cash provided by (used in) financing
            activities......................................     5,592      (67,850)
                                                              --------     --------
Increase in cash and cash equivalents.......................    92,693       36,910
Cash and cash equivalents, beginning of period..............    76,395      131,723
                                                              --------     --------
Cash and cash equivalents, end of period....................  $169,088     $168,633
                                                              ========     ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)

1. GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc. (formerly Medco Research, Inc.); Jones Pharma Incorporated; and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2. EARNINGS PER SHARE

     The basic and diluted income per common share was determined using the following share data:

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                2001           2000
                                                              ---------    ------------
Basic income per common share:
  Weighted average common shares............................   171,047        156,771
                                                              ========       ========
Diluted income per common share:
  Weighted average common shares............................   171,047        156,771
  Effect of stock options...................................     1,956          3,625
                                                              --------       --------
  Weighted average common shares plus assumed conversions...   173,003        160,396
                                                              ========       ========

3. INVENTORIES

     Inventories consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Finished goods (including $9,672 and $6,821 of sample
  inventory, respectively)..................................  $ 62,264       $ 49,825
Work-in-process.............................................     5,221          6,662
Raw materials...............................................    13,105          8,602
                                                              --------       --------
                                                              $ 80,590       $ 65,089
                                                              ========       ========

                           KING PHARMACEUTICALS, INC.

4. MERGERS, RESTRUCTURING AND NONRECURRING CHARGES

  A. Merger with Medco

     On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco"). The Medco merger was accounted for as a pooling of interests. In connection with this transaction the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred and the actual cash payments made in the first quarter of 2001 as well as the remaining accrued balances at March 31, 2001 are summarized below:

                                                        ACCRUED                    ACCRUED
                                                       BALANCE AT                 BALANCE AT
                                                      DECEMBER 31,                MARCH 31,
                                                          2000        PAYMENTS       2001
                                                      ------------   ----------   ----------
Transaction costs...................................     $  797         $17         $  780
Employee costs and other............................        439          --            439
                                                         ------         ---         ------
          Total.....................................     $1,236         $17         $1,219
                                                         ======         ===         ======

  B. Merger with Jones

     On August 31, 2000, the Company completed a merger with Jones Pharma Incorporated ("Jones"). The Jones merger was accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $35,317. The types of costs incurred and the actual cash payments made in the first quarter of 2001 as well as the remaining accrued balances at March 31, 2001 are summarized below:

                                                                       ACTIVITY
                                                                      JANUARY 1,
                                                         ACCRUED         2001       ACCRUED
                                                        BALANCE AT     THROUGH     BALANCE AT
                                                       DECEMBER 31,   MARCH 31,    MARCH 31,
                                                           2000          2001         2001
                                                       ------------   ----------   ----------
Transaction costs....................................     $  620        $  248       $  372
Employee costs, including severance and acceleration
  of vesting of options..............................      3,707         2,439        1,268
                                                          ------        ------       ------
          Total......................................     $4,327        $2,687       $1,640
                                                          ======        ======       ======

     All activity was paid in cash except for a $1.3 million reclassification of acceleration of vesting of options to shareholders' equity.

     The following information presents certain unaudited financial data of the separate companies during the first quarter of 2000:

                                                                NET         NET
                                                              REVENUE     INCOME
                                                              -------     -------
Medco (through date of acquisition).........................  $ 9,169     $ 7,244
Jones.......................................................   45,734      19,172
                                                              -------     -------
          Total.............................................  $54,903     $26,416
                                                              =======     =======

                           KING PHARMACEUTICALS, INC.

  C. Discontinuance of Fluogen(R)

     On September 27, 2000, the Company received written notification from the United States Food and Drug Administration (FDA) that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrated compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. This restructuring plan resulted in the elimination of approximately 160 employees of which approximately 110 were hourly and 50 were salaried. As a result of these events, the Company recorded extraordinary losses on disposed and impaired assets of $43.7 million, before tax benefit of $16.4 million, and a nonrecurring charge of $8.6 million for the year ended December 31, 2000. A summary of the types of costs incurred in the first quarter 2001 and the remaining accrued balances at March 31, 2001 are summarized below:

                                                  ACCRUED                             ACCRUED
                                                 BALANCE AT                          BALANCE AT
                                                DECEMBER 31,                         MARCH 31,
                                                    2000       PAYMENTS   OTHER(1)      2001
                                                ------------   --------   --------   ----------
Nonrecurring charges
Employee costs, including severance and
  acceleration of vesting of options..........     $5,270       $4,412      $858       $   --
Contractual commitments and cleanup
  activities..................................      1,296          203        --        1,093
                                                   ------       ------      ----       ------
          Total...............................     $6,566       $4,615      $858       $1,093
                                                   ======       ======      ====       ======

---------------

(1) Includes reclassification of acceleration of vesting of options to shareholders' equity.

  D. Discontinuance of Pallacor(TM) Research and Development Efforts

     In September 2000 management decided to discontinue the research and development efforts relating to Pallacor(TM) due to the Company's inability to out-license rights to the product and its assessment of the significance of projected research and development costs relative to the likelihood of the project's success resulting in a nonrecurring research and development charge of $6.1 million. At December 31, 2000 and March 31, 2001 the Company had $4.7 million and $3.1 million, respectively, accrued for all estimated remaining contractual commitments associated with Pallacor(TM).

5. CONTINGENCIES

  Fen/Phen Litigation

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in more than 33 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for GlaxoSmithKline.

     While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline for which it manufactured the anorexigenic product,

                           KING PHARMACEUTICALS, INC.

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

     While the Company cannot predict the outcome of these suits, management believes that the claims against Jones are without merit and intends to vigorously pursue all defenses available.

  State of Wisconsin Investment Board

     On November 30, 1999, the Company entered into an agreement of merger with Medco Research, Inc. ("Medco") pursuant to which the Company acquired Medco in an all stock, tax-free pooling of interests transaction (Note 4), which was subject to approval by the Medco shareholders. On January 5, 2000, Medco issued to its stockholders a proxy statement with respect to the proposed transaction and noticed a meeting to approve the transaction for February 10, 2000.

     On January 11, 2000, the State of Wisconsin Investment Board, ("SWIB"), a Medco shareholder which held approximately 11.6% of the outstanding stock of Medco, filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, (State of Wisconsin Investment Board v. Bartlett, et al., C.A. No. 17727) against Medco and members of Medco's board of directors to enjoin the shareholder vote on the merger and the consummation of the merger. SWIB alleged, among other things, that the proxy materials filed by Medco failed to disclose all material information and included misleading statements regarding the transaction, its negotiation, and its approval by the Medco board of directors; that the Medco directors were not adequately informed and did not adequately inform themselves of all reasonably available information before recommending the transaction to Medco shareholders; and that the Medco directors were disloyal and committed waste in allegedly enabling one of the Medco directors to negotiate the transaction purportedly for his own benefit and in agreeing to terms that precluded what the complaint alleged were more beneficial alternative transactions. SWIB also moved for a preliminary injunction to enjoin the shareholder vote and the merger based on the claims asserted in its complaint. Medco and the other defendants denied all allegations and continue to deny them.

                           KING PHARMACEUTICALS, INC.

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

  Other

     The Parkedale Facility was one of six facilities owned by Warner-Lambert Company (predecessor in interest to Pfizer, Inc.) subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the "Consent Decree"). The Parkedale Facility is currently manufacturing pharmaceutical products subject to the Consent Decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are produced in accordance with an approved abbreviated new drug application or new drug application. The Company intends, when appropriate, to petition for relief from the Consent Decree.

     The FDA announced in an August 14, 1997 Federal Register Notice that orally administered drug products containing levothyroxine sodium are now classified as new drugs. Manufacturers who wish to continue to market these products must submit new drug applications (NDAs). After August 14, 2001, any levothyroxine sodium product marketed without an approved NDA will be subject to regulatory action. Levoxyl(R), since it was marketed prior to the date of this notice, will continue to be eligible for marketing until August 14, 2001. The Company filed for an NDA for Levoxyl(R) and is awaiting a response from the FDA.

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business.

                           KING PHARMACEUTICALS, INC.

  Summary

     Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse affect on the Company's consolidated financial position, results of operations, or cash flows.

6.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                2001           2000
                                                              ---------    ------------
Senior subordinated notes...................................   $96,382       $96,382
Notes payable to former owners, due in equal annual
  installments of principal and interest (at a rate of 6%)
  of $1,226 through December 2003...........................     3,276         3,276
Various capital leases with interest rates ranging from 8.3%
  to 12.7% and maturing at various times through 2002.......       756           869
Other notes payable.........................................         3             5
                                                               -------       -------
                                                               100,417       100,532
          Less current portion..............................     1,524         1,527
                                                               -------       -------
               Total........................................   $98,893       $99,005
                                                               =======       =======

     As of March 31, 2001 the Company has $100.0 million of availability under a revolving credit facility.

7.  SEGMENT REPORTING

     The Company's business is classified into three reportable segments:
Branded Pharmaceuticals, Contract Manufacturing, and Licensed Products. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas: cardiovascular, anti-infective, critical care and women's health/endocrinology. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Licensed Products represent products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for licensing fees and royalty payments on product sales. The classification "all other" primarily includes generic pharmaceutical products and development services.

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

                           KING PHARMACEUTICALS, INC.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                                2001           2000
                                                             ----------    ------------
Total revenues:
  Branded pharmaceuticals..................................  $  161,481     $  113,830
  Licensed products........................................      11,417         12,742
  Contract manufacturing...................................      15,028         13,692
  All other................................................         524            339
  Eliminations.............................................      (7,133)        (5,408)
                                                             ----------     ----------
          Consolidated total revenues......................  $  181,317     $  135,195
                                                             ==========     ==========
Gross profit:
  Branded pharmaceuticals..................................  $  134,368     $   92,239
  Licensed products........................................       8,916         10,847
  Contract manufacturing...................................         579          1,658
  All other................................................          38             76
                                                             ----------     ----------
          Consolidated gross profit........................  $  143,901     $  104,820
                                                             ==========     ==========

                                                               AS OF          AS OF
                                                             MARCH 31,     DECEMBER 31,
                                                                2001           2000
                                                             ----------    ------------
Total assets:
  Branded pharmaceuticals..................................  $1,254,894     $1,189,997
  Licensed products........................................      14,723         10,723
  Contract manufacturing...................................      89,940         82,314
  All other................................................         445            720
  Eliminations.............................................      (2,562)        (1,359)
                                                             ----------     ----------
          Consolidated total assets........................  $1,357,440     $1,282,395
                                                             ==========     ==========

8.  CO-PROMOTION AGREEMENT WITH AHP

     On June 22, 2000, the Company entered into a co-promotion agreement with American Home Products Corporation ("AHP") to promote Altace(R) in the United States and Puerto Rico through October 29, 2008. Under the agreement, AHP and the Company have agreed to share various marketing expenses related to the promotion of Altace(R). The Company's share of these expenses are included in the caption "co-promotion marketing expense" in the accompanying financial statements. In addition, AHP paid an up-front fee of $75.0 million to King which was classified as other liabilities and is being amortized over the life of the agreement. The amortization is included as a reduction of co-promotion marketing expense in the accompanying financial statements.

     In connection with the co-promotion agreement with AHP, the Company has agreed to pay AHP a promotional fee as follows:

     - For 2001 and 2002, 20% of net sales up to $165.0 million, 50% of net sales from $165.0 million to $465.0 million and 52% of net sales in excess of $465.0 million.

     - For years subsequent to 2002 through 2008 the fee is based on the same formula, except the fee for the first $165.0 million will be 15% of net sales.

                           KING PHARMACEUTICALS, INC.

     The co-promotion fee is being accrued quarterly based on a percentage of net sales at a rate equal to the expected relationship of the expected co-promotion fee for the year to applicable expected net sales for the year.

9.  CHANGE IN ACCOUNTING PRINCIPLE

     In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was $0.5 million, net of income taxes of $0.3 million. In addition, the change in the value of the derivatives in the quarter ended March 31, 2001 of $1.5 million was included in other expense.

     The primary derivative of the Company relates to the conversion feature in the $20,000 convertible senior note from Novavax, Inc. The conversion feature allows the Company to convert the convertible senior note to common shares of Novavax, Inc. at a specified conversion price.

10.  GUARANTOR FINANCIAL STATEMENTS

     The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Parkedale Pharmaceuticals, Inc.; Jones Pharma Incorporated and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000, 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following consolidating financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the notes.

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                             MARCH 31, 2001                           DECEMBER 31, 2000
                         ------------------------------------------------------   -------------------------
                                       GUARANTOR     ELIMINATING       KING                     GUARANTOR
                            KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                         ----------   ------------   -----------   ------------   ----------   ------------
ASSETS
Current assets:
  Cash and cash
    equivalents........  $  171,346    $  (2,258)     $      --     $  169,088    $   82,316    $  (5,921)
  Accounts receivable,
    net................       8,591      110,352         (2,562)       116,381         7,027      115,034
  Inventories..........       9,282       71,308             --         80,590         3,856       61,233
  Deferred income
    taxes..............      23,939        2,794             --         26,733        23,939        2,794
  Prepaid expenses and
    other current
    assets.............       4,894        1,776             --          6,670        39,637      (11,313)
                         ----------    ---------      ---------     ----------    ----------    ---------
        Total current
          assets.......     218,052      183,972         (2,562)       399,462       156,775      161,827
                         ----------    ---------      ---------     ----------    ----------    ---------
Property, plant, and
  equipment, net.......      32,611       99,784             --        132,395        28,831       99,690
Intangible assets,
  net..................     412,686      367,743             --        780,429       418,895      371,429
Investment in
  subsidiaries.........     987,880           --       (987,880)            --       911,602           --
Other assets...........      22,465       22,689             --         45,154        24,940       21,367
                         ----------    ---------      ---------     ----------    ----------    ---------
        Total assets...  $1,673,694    $ 674,188      $(990,442)    $1,357,440    $1,541,043    $ 654,313
                         ==========    =========      =========     ==========    ==========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....  $    1,932    $  15,589      $  (2,562)    $   14,959    $    2,080    $  24,289
  Accrued expenses.....       7,018       81,935             --         88,953        13,048       65,497
  Income taxes
    payable............       9,662       15,566             --         25,228            --           --
  Current portion of
    long-term debt.....       1,495           29             --          1,524         1,498           29
                         ----------    ---------      ---------     ----------    ----------    ---------
        Total current
         liabilities...      20,107      113,119         (2,562)       130,664        16,626       89,815
                         ----------    ---------      ---------     ----------    ----------    ---------
Long-term debt.........      98,887            6             --         98,893        98,992           13
Deferred income
  taxes................      14,592        2,397             --         16,989        14,592        2,397
Other liabilities......      69,192        1,872             --         71,064        71,714        1,872
Intercompany
  (receivable)
  payable..............     431,086     (431,086)            --             --       351,386     (351,386)
                         ----------    ---------      ---------     ----------    ----------    ---------
        Total
         liabilities...     633,864     (313,692)        (2,562)       317,610       553,310     (257,289)
                         ----------    ---------      ---------     ----------    ----------    ---------
Shareholders' equity...   1,039,830      987,880       (987,880)     1,039,830       987,733      911,602
                         ----------    ---------      ---------     ----------    ----------    ---------
        Total
          liabilities
          and
          shareholders'
          equity.......  $1,673,694    $ 674,188      $(990,442)    $1,357,440    $1,541,043    $ 654,313
                         ==========    =========      =========     ==========    ==========    =========

                             DECEMBER 31, 2000
                         --------------------------
                         ELIMINATING       KING
                           ENTRIES     CONSOLIDATED
                         -----------   ------------
ASSETS
Current assets:
  Cash and cash
    equivalents........   $      --     $   76,395
  Accounts receivable,
    net................      (1,359)       120,702
  Inventories..........          --         65,089
  Deferred income
    taxes..............          --         26,733
  Prepaid expenses and
    other current
    assets.............          --         28,324
                          ---------     ----------
        Total current
          assets.......      (1,359)       317,243
                          ---------     ----------
Property, plant, and
  equipment, net.......          --        128,521
Intangible assets,
  net..................          --        790,324
Investment in
  subsidiaries.........    (911,602)            --
Other assets...........          --         46,307
                          ---------     ----------
        Total assets...   $(912,961)    $1,282,395
                          =========     ==========
LIABILITIES AND SHAREHO
Current liabilities:
  Accounts payable.....   $  (1,359)    $   25,010
  Accrued expenses.....          --         78,545
  Income taxes
    payable............          --             --
  Current portion of
    long-term debt.....          --          1,527
                          ---------     ----------
        Total current
         liabilities...      (1,359)       105,082
                          ---------     ----------
Long-term debt.........          --         99,005
Deferred income
  taxes................          --         16,989
Other liabilities......          --         73,586
Intercompany
  (receivable)
  payable..............          --             --
                          ---------     ----------
        Total
         liabilities...      (1,359)       294,662
                          ---------     ----------
Shareholders' equity...    (911,602)       987,733
                          ---------     ----------
        Total
          liabilities
          and
          shareholders'
          equity.......   $(912,961)    $1,282,395
                          =========     ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                                  THREE MONTHS ENDED MARCH 31, 2001
                       -------------------------------------------------------
                                    GUARANTOR      ELIMINATING        KING
                         KING      SUBSIDIARIES      ENTRIES      CONSOLIDATED
                       --------    ------------    -----------    ------------
Revenues:
  Net sales..........  $  5,307      $168,767       $ (4,174)       $169,900
  Royalty revenue....        --        11,417             --          11,417
                       --------      --------       --------        --------
        Total
          revenues...     5,307       180,184         (4,174)        181,317
                       --------      --------       --------        --------
Operating costs and
  expenses:
  Costs of
    revenues.........     4,650        36,940         (4,174)         37,416
  Selling, general
    and
    administrative...     1,513        53,746             --          55,259
  Depreciation and
    amortization.....     5,309         6,066             --          11,375
  Research and
    development......       198         3,817             --           4,015
  Merger,
    restructuring and
    other
    nonrecurring
    charges..........        --            --             --              --
                       --------      --------       --------        --------
        Total
          operating
          costs and
          expenses...    11,670       100,569         (4,174)        108,065
                       --------      --------       --------        --------
  Operating income...    (6,363)       79,615             --          73,252
                       --------      --------       --------        --------
Other income
  (expense):
  Interest income....     2,021           488             --           2,509
  Interest expense...    (3,029)          162             --          (2,867)
  Other, net.........    (1,445)         (126)            --          (1,571)
  Equity in earnings
    of
    subsidiaries.....    76,278            --        (76,278)             --
  Intercompany
    interest
    (expense)........     2,912        (2,912)            --              --
                       --------      --------       --------        --------
        Total other
          income
          (expense)..    76,737        (2,388)       (76,278)         (1,929)
                       --------      --------       --------        --------
Income before income
  taxes and
  cumulative effect
  of change in
  accounting
  principle..........    70,374        77,227        (76,278)         71,323
                       --------      --------       --------        --------
Income tax (expense)
  benefit............   (25,655)         (949)            --         (26,604)
                       --------      --------       --------        --------
Income before
  cumulative effect
  of change in
  accounting
  principle..........    44,719        76,278        (76,278)         44,719
Cumulative effect of
  change in
  accounting
  principle..........      (545)           --             --            (545)
                       --------      --------       --------        --------
        Net income...  $ 44,174      $ 76,278       $(76,278)       $ 44,174
                       ========      ========       ========        ========

                                  THREE MONTHS ENDED MARCH 31, 2000
                       -------------------------------------------------------
                                    GUARANTOR      ELIMINATING        KING
                         KING      SUBSIDIARIES      ENTRIES      CONSOLIDATED
                       --------    ------------    -----------    ------------
Revenues:
  Net sales..........  $  3,535      $120,292       $ (1,374)       $122,453
  Royalty revenue....        --        12,742             --          12,742
                       --------      --------       --------        --------
        Total
          revenues...     3,535       133,034         (1,374)        135,195
                       --------      --------       --------        --------
Operating costs and
  expenses:
  Costs of
    revenues.........     3,160        28,589         (1,374)         30,375
  Selling, general
    and
    administrative...     3,356        29,842             --          33,198
  Depreciation and
    amortization.....     5,234         4,043             --           9,277
  Research and
    development......       260         3,405             --           3,665
  Merger,
    restructuring and
    other
    nonrecurring
    charges..........     6,225        14,564             --          20,789
                       --------      --------       --------        --------
        Total
          operating
          costs and
          expenses...    18,235        80,443         (1,374)         97,304
                       --------      --------       --------        --------
  Operating income...   (14,700)       52,591             --          37,891
                       --------      --------       --------        --------
Other income
  (expense):
  Interest income....       206         3,815             --           4,021
  Interest expense...   (14,031)           (1)            --         (14,032)
  Other, net.........       (92)          (34)            --            (126)
  Equity in earnings
    of
    subsidiaries.....    29,192            --        (29,192)             --
  Intercompany
    interest
    (expense)........     1,102        (1,102)            --              --
                       --------      --------       --------        --------
        Total other
          income
          (expense)..    16,377         2,678        (29,192)        (10,137)
                       --------      --------       --------        --------
Income before income
  taxes and
  cumulative effect
  of change in
  accounting
  principle..........     1,677        55,269        (29,192)         27,754
                       --------      --------       --------        --------
Income tax (expense)
  benefit............     8,119       (26,077)            --         (17,958)
                       --------      --------       --------        --------
Income before
  cumulative effect
  of change in
  accounting
  principle..........     9,796        29,192        (29,192)          9,796
Cumulative effect of
  change in
  accounting
  principle..........        --            --             --              --
                       --------      --------       --------        --------
        Net income...  $  9,796      $ 29,192       $(29,192)       $  9,796
                       ========      ========       ========        ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                           THREE MONTHS ENDED MARCH 31, 2001
                                  ----------------------------------------------------
                                              GUARANTOR     ELIMINATING       KING
                                    KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  --------   ------------   -----------   ------------
Net cash flows (used in)
  provided by operating
  activities....................  $  5,211     $ 90,556      $     --       $ 95,767
                                  --------     --------      --------       --------
Cash flows from investing
  activities:
  Purchase of investment
    securities..................        --           --            --             --
  Proceeds from maturity and
    sale of investment
    securities..................        --           --            --             --
  Loans receivable..............        --       (5,000)           --         (5,000)
  Purchases of property, plant
    and equipment...............    (4,246)      (2,795)           --         (7,041)
  Proceeds from sale of product
    rights......................     3,332           --            --          3,332
  Proceeds from sale of
    assets......................        --           43            --             43
                                  --------     --------      --------       --------
        Net cash (used in)
          provided by investing
          activities............      (914)      (7,752)           --         (8,666)
                                  --------     --------      --------       --------
Cash flows from financing
  activities:
  Proceeds from revolving credit
    facility....................        --           --            --             --
  Payments on revolving credit
    facility....................        --           --            --             --
  Proceeds from issuance of
    common shares and exercise
    of stock options, net.......     5,741           --            --          5,741
  Payments of cash
    dividends-Jones.............        --           --            --             --
  Payment of senior subordinated
    debt........................        --           --            --             --
  Payments on other long-term
    debt........................      (108)          (7)           --           (115)
  Other.........................       (34)          --            --            (34)
  Intercompany..................    79,134      (79,134)           --             --
                                  --------     --------      --------       --------
        Net cash provided by
          (used in) financing
          activities............    84,733      (79,141)           --          5,592
                                  --------     --------      --------       --------
Increase (decrease) in cash and
  cash equivalents..............    89,030        3,663            --         92,693
Cash and cash equivalents,
  beginning of period...........    82,316       (5,921)           --         76,395
                                  --------     --------      --------       --------
Cash and cash equivalents, end
  of period.....................  $171,346     $ (2,258)     $     --       $169,088
                                  ========     ========      ========       ========

                                           THREE MONTHS ENDED MARCH 31, 2000
                                  ----------------------------------------------------
                                              GUARANTOR     ELIMINATING       KING
                                    KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  --------   ------------   -----------   ------------
Net cash flows (used in)
  provided by operating
  activities....................  $(22,455)    $ 56,523      $     --       $ 34,068
                                  --------     --------      --------       --------
Cash flows from investing
  activities:
  Purchase of investment
    securities..................        --       (9,857)           --         (9,857)
  Proceeds from maturity and
    sale of investment
    securities..................        --       85,424            --         85,424
  Loans receivable..............        --           --            --             --
  Purchases of property, plant
    and equipment...............      (394)      (4,756)           --         (5,150)
  Proceeds from sale of product
    rights......................        --           --            --             --
  Proceeds from sale of
    assets......................       290          (15)           --            275
                                  --------     --------      --------       --------
        Net cash (used in)
          provided by investing
          activities............      (104)      70,796            --         70,692
                                  --------     --------      --------       --------
Cash flows from financing
  activities:
  Proceeds from revolving credit
    facility....................     9,000           --            --          9,000
  Payments on revolving credit
    facility....................   (54,000)          --            --        (54,000)
  Proceeds from issuance of
    common shares and exercise
    of stock options, net.......     2,911        2,178            --          5,089
  Payments of cash
    dividends-Jones.............        --       (1,309)           --         (1,309)
  Payment of senior subordinated
    debt........................   (26,497)          --            --        (26,497)
  Payments on other long-term
    debt........................      (128)          (5)           --           (133)
  Other.........................        --           --            --             --
  Intercompany..................    90,274      (90,274)           --             --
                                  --------     --------      --------       --------
        Net cash provided by
          (used in) financing
          activities............    21,560      (89,410)           --        (67,850)
                                  --------     --------      --------       --------
Increase (decrease) in cash and
  cash equivalents..............      (999)      37,909            --         36,910
Cash and cash equivalents,
  beginning of period...........    11,683      120,040            --        131,723
                                  --------     --------      --------       --------
Cash and cash equivalents, end
  of period.....................  $ 10,684     $157,949      $     --       $168,633
                                  ========     ========      ========       ========

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. This discussion should be read in conjunction with the following: (a) "Risk Factors" and other sections of our Annual Report on Form 10-K for the year ended December 31, 2000, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2000; and (c) our unaudited consolidated financial statements and related notes thereto included in this report.

OVERVIEW

  General

     The following summarizes net revenues by operating segment (in thousands).

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2001         2000
                                                              --------     --------
Branded pharmaceuticals.....................................  $161,228     $113,830
Licensed products...........................................    11,417       12,742
Contract manufacturing......................................     8,148        8,284
Other.......................................................       524          339
                                                              --------     --------
          Total.............................................  $181,317     $135,195
                                                              ========     ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

  Revenues

     Net revenues increased $46.1 million, or 34.1%, to $181.3 million in 2001 from $135.2 million in 2000, due primarily to the acquisition and growth of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $47.4 million, or 41.6%, to $161.2 million in 2001 from $113.8 million in 2000. This increase was due primarily to growth in net sales of Altace(R) and Levoxyl(R) and net sales attributable to Nordette(R) and Bicillin(R) which were acquired from American Home Products in July 2000. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear in our Annual Report on Form 10-K for the year ended December 31, 2000, particularly those related to Altace(R), Levoxyl(R), and Thrombin-JMI(R), that could cause results to differ.

     Revenues from licensed products decreased $1.3 million, or 10.4%, to $11.4 million in 2001 from $12.7 million in 2000.

     Revenues from contract manufacturing and other remained relatively flat in 2001 compared to 2000.

  Operating Costs and Expenses

     Total operating costs and expenses increased $10.8 million, or 11.1%, to $108.1 million in 2001 from $97.3 million in 2000. The increase was due primarily to an increase in cost of revenues of $7.0 million in 2001 and $23.0 million in co-promotion fees and marketing expense in 2001 related to the co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico, offset by $20.8 million of merger, restructuring, and other nonrecurring charges related to the Medco merger in 2000.

     Cost of revenues increased $7.0 million, or 23.2% to $37.4 million in 2001 from $30.4 million in 2000. The increase resulted from cost of revenues associated with the increase in net sales of branded pharmaceuti-cal products described above. As a percentage of revenues, cost of revenues decreased to 20.6% in 2001 from 22.5% in 2000 due to an increase in sales of higher margin products.

     Selling, general and administrative expenses remained relatively flat at $32.3 million in 2001 as compared to $33.2 million in 2000. As a percentage of revenues, selling, general, and administrative expenses decreased to 17.8% in 2001 from 24.6% in 2000 due to increased revenues and the classification of all Altace(R) related marketing expenses as co-promotion marketing expense rather than selling, general and administrative during the three months ended March 31, 2001.

     During the three months ended March 31, 2001, the Company incurred $17.5 million in co-promotion fees and $5.5 million in co-promotion marketing expense pursuant to the June 2000 co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico.

     Depreciation and amortization expense increased $2.1 million, or 22.6%, to $11.4 million in 2001 from $9.3 million in 2000. This increase was due primarily to additional amortization expense resulting from the acquisition of Nordette(R), Bicillin(R), and Wycillin(R) in July 2000.

     Research and development expense increased to $4.0 million in 2001 from $3.7 million in 2000.

  Operating Income

     Operating income increased $35.4 million, or 93.3%, to $73.3 million in 2001 from $37.9 million in 2000. This increase was due primarily to the increase in branded pharmaceutical sales during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 as well as $20.8 million of merger, restructuring, and other nonrecurring charges related to the Medco merger in 2000.

  Other Income(Expense)

     Interest income decreased $1.5 million from $4.0 million in 2000 to $2.5 million in 2001 due to lower balances of invested cash and cash equivalents during the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

     Interest expense decreased $11.2 million, or 79.6%, to $2.9 million in 2001 from $14.0 million in 2000. This decrease is due to the reduced average debt balance in 2001 resulting from the Company's prepayment of debt obligations during 2000.

     Other expense increased from $0.1 million in 2000 to $1.6 million in 2001 due to unrealized losses of $1.5 million incurred as a result of the implementation of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities".

  Income Tax Expense

     The effective tax rate in 2000 of 64.7% was reduced to 37.3% in 2001 due primarily to nondeductible merger related costs in 2000.

  Cumulative Effect of Change in Accounting Principle

     The Company recognized the cumulative effect of a change in accounting principle of $0.5 million, net of income taxes of $0.3 million, during the three months ended March 31, 2001 due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities.

  Net Income

     Due to the factors set forth above, net income increased $34.4 million, or 350.9%, to $44.2 million in 2001 from $9.8 million in 2000.

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

     At present, we are actively pursuing acquisitions that may require the use of substantial capital resources. There are no present agreements or commitments with respect to any such acquisition.

THREE MONTHS ENDED MARCH 31, 2001

     As of March 31, 2001 we have available up to $100.0 million under a revolving line of credit.

     We generated net cash from operations of $95.8 million for the three months ended March 31, 2001. Our net cash provided from operations was primarily the result of $44.2 million in net income, adjusted for non-cash depreciation and amortization of $11.4 million, a change in income taxes payable/receivable of $45.2 million, an increase in accrued expenses of $10.4 million, and unrealized losses on derivative instruments of $2.4 million. Additionally, we decreased accounts receivable by $3.9 million and prepaid expenses and other current assets by $2.2 million. An increase in inventory of $12.1 million, a decrease in accounts payable of $9.8 million, and amortization of deferred revenue of $2.3 million offset the items previously described.

     Cash flows used in investing activities was $8.7 million due to $7.0 million of capital expenditures, and $5.0 million of loans receivable offset by $3.3 million received as proceeds from the sale of product rights.

     Financing activities provided $5.6 million comprised principally of $5.7 million from the exercise of employee stock options.

  Certain Indebtedness and Other Matters

     As of March 31, 2001, we had $100.4 million of long-term debt (including current portion) and we have available up to $100.0 million under our revolving credit facility. Certain financing arrangements require us to maintain certain minimum net worth, debt to equity, cash flow and current ratio requirements. As of March 31, 2001, we were in compliance with these covenants.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $7.0 million and $5.2 million for the three months ended March 31, 2001 and 2000, respectively. The principal capital expenditures included property and equipment purchases and building improvements.

IMPACT OF INFLATION

     We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was $0.5 million, net of income taxes of $0.3 million. In addition, the change in the value of the derivatives in the quarter ended March 31, 2001 of $1.5 million was included in other expense.

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

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in our Annual Report on Form 10-K for the year ended December 31, 2000 and in other sections of this report.

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

     - manufacturing capacity constraints; and

     - the availability, terms and deployment of capital.

     We do not undertake to publicly update or revise any of our forward-looking statements even if experience or future changes show that the indicated results or events will not be realized.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

     As of March 31, 2001, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is incorporated by reference to Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this document.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     None

(b) Reports on Form 8-K

     We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001:

          (1) A Current Report on Form 8-K filed February 28, 2001 furnished under Item 9 additional quarterly financial information (Condensed Consolidated Statement of Operations for the quarters ended March 31, June 30, September 30 and December 31, 1999 and 2000 and the years ended December 31, 1999 and 2000) as a result of the mergers of King and Medco Research, Inc. on February 25, 2000 and King and Jones Pharma Incorporated on August 31, 2000, both accounted for under the pooling of interest method, as well as the restated amounts in the first three quarters of 2000 resulting from the adoption of Staff Accounting Bulletin 101 in the fourth quarter of 2000.

          (2) A Current Report on Form 8-K filed January 8, 2001, reported under
     Item 5 the following transactions with Novavax, Inc. which were effective January 8, 2001:

           (a) King obtained an exclusive license from Novavax, Inc. to promote, market, distribute and sell Estrasorb(TM), worldwide except in the United States, Canada, Italy, the Netherlands, Greece, Switzerland and Spain. King and Novavax will co-market Estrasorb(TM) in the United States and Puerto Rico.

           (b) King divested to Novavax its rights to AVC(TM) in the United States and Puerto Rico.

           (c) King entered into a Co-promotion Agreement with Novavax to market jointly King's product Nordette(R) in the United States and Puerto Rico.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

Date: May 14, 2001                        By: /s/ JOHN M. GREGORY
                                            ------------------------------------
                                            John M. Gregory
                                            Chairman and Chief Executive Officer

Date: May 14, 2001                        By: /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                            James R. Lattanzi
                                            Chief Financial Officer