Form 10-Q
period 2001-06-30
KING PHARMACEUTICALS INC
filed 2001-08-14
CIK 1047699

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Registrant's common stock as of August 14, 2001: 229,274,683

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  254,129      $   76,395
  Accounts receivable, net of allowance for doubtful
     accounts of $5,636 and $5,000..........................     106,044         120,702
  Inventories...............................................      86,916          65,089
  Deferred income taxes.....................................      16,862          26,733
  Prepaid expenses and other current assets.................       5,836          28,324
                                                              ----------      ----------
          Total current assets..............................     469,787         317,243
                                                              ----------      ----------
Property, plant and equipment, net                               135,722         128,521
Intangible assets, net......................................     771,347         790,324
Other assets................................................      45,918          46,307
                                                              ----------      ----------
          Total assets......................................  $1,422,774      $1,282,395
                                                              ==========      ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   20,671      $   25,010
  Accrued expenses..........................................     101,705          78,545
  Income taxes payable......................................       4,486              --
  Current portion of long-term debt.........................       1,519           1,527
                                                              ----------      ----------
          Total current liabilities.........................     128,381         105,082
                                                              ----------      ----------
Long-term debt:
  Senior Subordinated Notes.................................      96,382          96,382
  Other.....................................................       2,362           2,623
Deferred income taxes.......................................      17,074          16,989
Other liabilities...........................................      69,357          73,586
                                                              ----------      ----------
          Total liabilities.................................     313,556         294,662
                                                              ----------      ----------
Commitments and contingencies (notes 5 and 6)
  Shareholders' equity......................................   1,109,218         987,733
                                                              ----------      ----------
          Total liabilities and shareholders' equity........  $1,422,774      $1,282,395
                                                              ==========      ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                  JUNE 30,              JUNE 30,
                                                             -------------------   -------------------
                                                               2001       2000       2001       2000
                                                             --------   --------   --------   --------
Revenues:
  Net sales................................................  $193,506   $133,313   $363,406   $255,766
  Royalty revenue..........................................    13,003     10,129     24,420     22,871
                                                             --------   --------   --------   --------
         Total revenues....................................   206,509    143,442    387,826    278,637
                                                             --------   --------   --------   --------
Operating costs and expenses:
  Cost of revenues, including royalty expense of $3,270,
    $2,092, $6,117 and $4,517..............................    44,344     37,586     81,760     67,961
  Selling, general and administrative......................    30,124     30,803     62,390     64,001
  Co-promotion fees........................................    20,385         --     37,849         --
  Co-promotion marketing expense...........................     4,930         --     10,459         --
  Depreciation and amortization............................    11,421      9,501     22,796     18,778
  Research and development.................................     6,500      6,016     10,515      9,681
  Research and development - Special license rights........     3,000         --      3,000         --
  Merger, restructuring, and other nonrecurring charges....        --      1,505         --     22,294
                                                             --------   --------   --------   --------
         Total operating costs and expenses................   120,704     85,411    228,769    182,715
                                                             --------   --------   --------   --------
  Operating income.........................................    85,805     58,031    159,057     95,922
                                                             --------   --------   --------   --------
Other income (expense):
  Interest income..........................................     3,070      2,983      5,579      7,004
  Interest expense.........................................    (2,724)   (10,124)    (5,591)   (24,156)
  Other, net...............................................     4,515         12      2,944       (114)
                                                             --------   --------   --------   --------
         Total other income (expense)......................     4,861     (7,129)     2,932    (17,266)
                                                             --------   --------   --------   --------
Income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle......    90,666     50,902    161,989     78,656
Income tax expense.........................................   (33,818)   (19,782)   (60,422)   (37,740)
                                                             --------   --------   --------   --------
Income before extraordinary item and cumulative effect of
  change in accounting principle...........................    56,848     31,120    101,567     40,916
Extraordinary item, net of taxes of $2,847.................        --     (4,685)        --     (4,685)
                                                             --------   --------   --------   --------
Income before cumulative effect of change in accounting
  principle................................................    56,848     26,435    101,567     36,231
Cumulative effect of change in accounting principle, net of
  taxes of $325............................................        --         --       (545)        --
                                                             --------   --------   --------   --------
Net income.................................................  $ 56,848   $ 26,435   $101,022   $ 36,231
                                                             ========   ========   ========   ========
Income per common share:
  Basic:
    Income before extraordinary item and cumulative effect
       of change in accounting principle...................  $   0.25   $   0.14   $   0.44   $   0.19
    Extraordinary item.....................................        --      (0.02)        --      (0.02)
    Cumulative effect of change in accounting principle....        --         --         --         --
                                                             --------   --------   --------   --------
    Net income.............................................  $   0.25   $   0.12   $   0.44   $   0.17
                                                             ========   ========   ========   ========
  Diluted:
    Income before extraordinary item and cumulative effect
       of change in accounting principle...................  $   0.25   $   0.14   $   0.44   $   0.19
    Extraordinary item.....................................        --      (0.02)        --      (0.02)
    Cumulative effect of change in accounting principle....        --         --         --         --
                                                             --------   --------   --------   --------
    Net income.............................................  $   0.25   $   0.12   $   0.44   $   0.17
                                                             ========   ========   ========   ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             RETAINED
                                                      SHARES       AMOUNT    EARNINGS     TOTAL
                                                    -----------   --------   --------   ----------
Balance at December 31, 2000......................  170,841,178   $658,948   $328,785   $  987,733
4 for 3 stock split (Note 10).....................   56,941,365         --         --           --
Net income and total comprehensive income.........           --         --    101,022      101,022
Exercise of stock options.........................    1,412,500     18,281         --       18,281
Effect of acceleration of vesting options from
  restructuring...................................           --      2,182         --        2,182
                                                    -----------   --------   --------   ----------
Balance at June 30, 2001..........................  229,195,043   $679,411   $429,807   $1,109,218
                                                    ===========   ========   ========   ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Cash flows from operating activities........................  $174,193    $  69,255
                                                              --------    ---------
Cash flows from investing activities:
  Purchase of investment securities.........................        --      (50,680)
  Proceeds from maturity and sale of investment
     securities.............................................        --      112,152
  Loans receivable..........................................    (5,000)          --
  Purchases of property, plant and equipment................   (14,158)      (9,062)
  Purchase of intangible assets.............................        --       (4,000)
  Proceeds from sale of product rights......................     3,332           --
  Proceeds from sale of assets..............................     1,434          411
                                                              --------    ---------
          Net cash (used in) provided by investing
            activities......................................   (14,392)      48,821
                                                              --------    ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility...................        --       14,000
  Payments on revolving credit facility.....................        --      (59,000)
  Proceeds from issuance of common shares and exercise of
     stock options, net.....................................    18,281      260,574
  Payments of cash dividends-Jones..........................        --       (2,619)
  Payments on other long-term debt and capital lease
     obligations............................................      (269)    (228,502)
  Other.....................................................       (79)          --
                                                              --------    ---------
          Net cash provided by financing activities.........    17,933      (15,547)
                                                              --------    ---------
Increase in cash and cash equivalents.......................   177,734      102,529
Cash and cash equivalents, beginning of period..............    76,395      131,723
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $254,129    $ 234,252
                                                              ========    =========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. (formerly Medco Research, Inc.), Jones Pharma Incorporated, and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

2.  EARNINGS PER SHARE

     The basic and diluted income per common share was determined using the following share data:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      2001       2000      2001      2000
                                                    --------   --------   -------   -------
Basic income per common share:
  Weighted average common shares..................  228,718    214,120    228,387   211,571
                                                    =======    =======    =======   =======
Diluted income per common share:
  Weighted average common shares..................  228,718    214,120    228,387   211,571
  Effect of stock options.........................    2,370      4,643      2,489     4,738
                                                    -------    -------    -------   -------
  Weighted average common shares plus assumed
     conversions..................................  231,088    218,763    230,876   216,309
                                                    =======    =======    =======   =======

3.  INVENTORIES

     Inventory consists of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Finished goods (including $9,236 and $6,821 of sample
  inventory, respectively)..................................  $60,477      $49,825
Work-in-process.............................................    6,970        6,662
Raw materials...............................................   19,469        8,602
                                                              -------      -------
                                                              $86,916      $65,089
                                                              =======      =======

                           KING PHARMACEUTICALS, INC.

4.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Trademarks and product rights...............................  $761,690     $762,669
Patents.....................................................    80,000       80,000
Goodwill....................................................    16,251       16,251
Other intangibles...........................................     8,648        8,648
                                                              --------     --------
                                                               866,589      867,568
Less accumulated amortization...............................   (95,242)     (77,244)
                                                              --------     --------
                                                              $771,347     $790,324
                                                              ========     ========

     The intangible assets above relate to the following products:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Altace(R), Silvadene(R).....................................  $361,450     $361,450
Bicillin(R), Wycillin(R), and Nordette(R)...................   203,000      203,000
Lorabid(R)..................................................    91,799       91,799
Sterile Products............................................    48,871       48,871
Tapazole(R).................................................    26,065       26,065
Cortisporin(R)..............................................    23,694       23,694
Cytomel(R)..................................................    21,406       21,406
Septra(R), Proloprim(R), Mantadil(R), Kemadrin(R)...........    15,425       15,425
Brevital(R).................................................    14,072       14,072
AVC(TM).....................................................        --        1,500
Thrombin-JMI(R).............................................     7,684        7,684
Other product rights and intangible assets..................    53,123       52,602
                                                              --------     --------
                                                               866,589      867,568
Less accumulated amortization...............................   (95,242)     (77,244)
                                                              --------     --------
                                                              $771,347     $790,324
                                                              ========     ========

5.  MERGERS, RESTRUCTURING AND NONRECURRING CHARGES

  A. Merger with Medco

     On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco"). The Medco merger was accounted for as a pooling of interests. In connection with this transaction the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred and the actual cash payments made in 2001 as well as the remaining accrued balances at June 30, 2001 are summarized below:

                                                                       JANUARY 1,
                                                                          2001
                                                          ACCRUED       THROUGH      ACCRUED
                                                         BALANCE AT     JUNE 30,    BALANCE AT
                                                        DECEMBER 31,      2001       JUNE 30,
                                                            2000        PAYMENTS       2001
                                                        ------------   ----------   ----------
Transaction costs.....................................     $  797         $ --        $  797
Employee costs and other..............................        439          116           323
                                                           ------         ----        ------
          Total.......................................     $1,236         $116        $1,120
                                                           ======         ====        ======

                           KING PHARMACEUTICALS, INC.

  B. Merger with Jones

     On August 31, 2000, the Company completed a merger with Jones Pharma Incorporated ("Jones"). The Jones merger was accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $35,317. The types of costs incurred and the actual cash payments made in 2001 as well as the remaining accrued balances at June 30, 2001 are summarized below:

                                                                        ACTIVITY
                                                                       JANUARY 1,
                                                          ACCRUED         2001       ACCRUED
                                                         BALANCE AT     THROUGH     BALANCE AT
                                                        DECEMBER 31,    JUNE 30,     JUNE 30,
                                                            2000          2001         2001
                                                        ------------   ----------   ----------
Transaction costs.....................................     $  620        $  468       $  152
Employee costs, including severance and acceleration
  of vesting of options...............................      3,707         2,800          907
                                                           ------        ------       ------
          Total.......................................     $4,327        $3,268       $1,059
                                                           ======        ======       ======

     All activity was paid in cash except for a $1.3 million reclassification of acceleration of vesting options to shareholders' equity.

     The following information presents certain unaudited financial data of the separate companies during the three and six months of 2000:

                                                              THREE MONTHS     SIX MONTHS
                                                                  ENDED           ENDED
                                                                JUNE 30,        JUNE 30,
                                                                  2000            2000
                                                              -------------   -------------
Net Revenues:
  Medco (through date of acquisition).......................     $    --        $  9,169
  Jones.....................................................      51,632          97,366
                                                                 -------        --------
          Total.............................................     $51,632        $106,535
                                                                 =======        ========
Net Income:
  Medco (through date of acquisition).......................     $    --        $  7,244
  Jones.....................................................      20,137          39,308
                                                                 -------        --------
          Total.............................................     $20,137        $ 46,552
                                                                 =======        ========

  C. Discontinuance of Fluogen(R) product

     On September 27, 2000, the Company received written notification from the United States Food and Drug Administration ("FDA") that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrated compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. This restructuring plan resulted in the elimination of approximately 160 employees of which approximately 110 were hourly and 50 were salaried. As a result of these events, the Company recorded extraordinary losses on disposed and impaired assets of $43.7 million, before tax benefit of $16.4 million, and a nonrecurring charge of

                           KING PHARMACEUTICALS, INC.

$8.6 million for the year ended December 31, 2000. A summary of the types of costs incurred in 2001 and the remaining accrued balances at June 30, 2001 are summarized below:

                                                  ACCRUED                             ACCRUED
                                                 BALANCE AT                          BALANCE AT
                                                DECEMBER 31,                          JUNE 30,
                                                    2000       PAYMENTS   OTHER(1)      2001
                                                ------------   --------   --------   ----------
Nonrecurring charges
Employee costs, including severance and
  acceleration of vesting of options..........     $5,270       $4,412      $858       $   --
Contractual commitments and cleanup
  activities..................................      1,296          249        --        1,047
                                                   ------       ------      ----       ------
          Total...............................     $6,566       $4,661      $858       $1,047
                                                   ======       ======      ====       ======

---------------

(1) Includes reclassification of acceleration of vesting options to shareholders' equity.

  D. Discontinuance of Pallacor(TM) Research and Development Efforts

     In September 2000 management decided to discontinue the research and development efforts relating to Pallacor(TM) due to its inability to out-license rights to the product and its assessment of the significance of projected research and development costs relative to the likelihood of the project's success resulting in a nonrecurring research and development charge of $6.1 million. At December 31, 2000 and June 30, 2001 the Company has $4.7 million and $1.6 million, respectively, accrued for all estimated remaining contractual commitments associated with Pallacor(TM).

6.  CONTINGENCIES

  Fen/Phen Litigation

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in more than 32 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for GlaxoSmithKline.

     While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline for which it manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

     In addition, Jones, a wholly-owned subsidiary of the Company is a defendant in more than 1,800 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits,

                           KING PHARMACEUTICALS, INC.

Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

     While the Company cannot predict the outcome of these suits, management believes that the claims against Jones are without merit and intends to vigorously pursue all defenses available. The Company is unable to disclose an aggregate dollar amount of damages claimed. Many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against Jones. The Company, at this time, cannot provide an aggregate dollar amount of damages claimed or a reasonable estimate of possible losses related to the lawsuits.

  State of Wisconsin Investment Board

     On November 30, 1999, the Company entered into an agreement of merger with Medco Research, Inc. ("Medco") pursuant to which the Company acquired Medco in an all stock, tax-free pooling of interests transaction (Note 5), which was subject to approval by the Medco shareholders. On January 5, 2000, Medco issued to its stockholders a proxy statement with respect to the proposed transaction and noticed a meeting to approve the transaction for February 10, 2000.

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

                           KING PHARMACEUTICALS, INC.

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

                           KING PHARMACEUTICALS, INC.

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
Senior subordinated notes...................................  $ 96,382     $ 96,382
Notes payable to former owners, due in equal annual
  installments of principal and interest (at a rate of 6%)
  of $1,226 through December 2003...........................     3,276        3,276
Various capital leases with interest rates ranging from 8.3%
  to 12.7% and maturing at various times through 2002.......       604          869
Other notes payable.........................................         1            5
                                                              --------     --------
                                                               100,263      100,532
          Less current portion..............................     1,519        1,527
                                                              --------     --------
                                                              $ 98,744     $ 99,005
                                                              ========     ========

     As of June 30, 2001 the Company has $100.0 million of availability under the Senior Credit Facility.

8.  SEGMENT REPORTING

     The Company's business is classified into three reportable segments; Branded Pharmaceuticals, Contract Manufacturing, and Licensed Products. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, critical care and women's health/endocrinology. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Licensed products represent products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for royalty payments on product sales. The classification "all other" primarily includes generic pharmaceutical products and development services.

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

                           KING PHARMACEUTICALS, INC.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Total Revenues:
  Branded pharmaceuticals.....................  $187,136   $115,608   $348,617   $229,438
  Licensed products...........................    13,003     10,129     24,420     22,871
  Contract manufacturing......................    16,170     17,975     31,198     31,667
  All other...................................       978      4,916      1,502      5,255
  Eliminations................................   (10,778)    (5,186)   (17,911)   (10,594)
                                                --------   --------   --------   --------
          Consolidated total revenues.........  $206,509   $143,442   $387,826   $278,637
                                                ========   ========   ========   ========
Gross profit:
  Branded pharmaceuticals.....................  $155,955   $ 94,008   $290,323   $186,247
  Licensed products...........................    10,341      8,517     19,257     19,364
  Contract manufacturing......................    (4,247)       834     (3,668)     2,492
  All other...................................       116      2,497        154      2,573
                                                --------   --------   --------   --------
          Consolidated gross profit...........  $162,165   $105,856   $306,066   $210,676
                                                ========   ========   ========   ========

                                                                AS OF         AS OF
                                                               JUNE 30,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
Total assets:
  Branded pharmaceuticals...................................  $1,312,463    $1,189,997
  Licensed products.........................................      14,341        10,723
  Contract manufacturing....................................      97,892        82,314
  All other.................................................         406           720
  Eliminations..............................................      (2,328)       (1,359)
                                                              ----------    ----------
          Consolidated total assets.........................  $1,422,774    $1,282,395
                                                              ==========    ==========

9.  CO-PROMOTION AGREEMENT WITH AHP

     On June 22, 2000, the Company entered into a co-promotion agreement with American Home Products Corporation ("AHP") to promote Altace(R) in the United States and Puerto Rico through October 29, 2008. Under the agreement, AHP and the Company have agreed to share various marketing expenses related to the promotion of Altace(R). The Company's share of these expenses are included in the caption "Co-promotion marketing expense" in the accompanying financial statements. In addition, AHP paid an up front fee of $75.0 million to King which was classified as other liabilities and is being amortized over the life of the agreement. The amortization is included as a reduction of Co-promotion marketing expense in the accompanying financial statements.

     In connection with the co-promotion agreement with AHP, the Company has agreed to pay AHP a promotional fee as follows:

     - For 2001 and 2002, 20% of net sales up to $165 million, 50% of net sales from $165 million to $465 million and 52.5% of net sales in excess of $465 million.

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

10.  STOCK SPLIT

     On June 20, 2001, the Company's Board of Directors declared a four for three stock split for shareholders of record as of July 3, 2001, to be distributed July 19, 2001. The stock split has been reflected in all share data contained in these consolidated financial statements.

11.  OTHER SECOND QUARTER TRANSACTIONS

     In the second quarter of 2001, the Company paid $3.0 million to Novavax, Inc. for the license rights to promote, market and distribute Estrasorb(TM) and Androsorb(TM) in certain countries. Such amount was expensed rather than capitalized because these products have not yet received FDA approval.

     In the second quarter, the Company recognized a gain of approximately $4.0 million on its primary derivative, a $20.0 million convertible senior note from Novavax, Inc., which has been recognized as other income in the accompanying financial statements.

12.  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001, or later.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of reviewing the impact of this pronouncement on previous acquisitions.

13.  GUARANTOR FINANCIAL STATEMENTS

     The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., Parkedale Pharmaceuticals, Inc., Jones Pharma Incorporated and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $150,000, 10 3/4% Senior Subordinated Notes due 2009 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the notes.

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                           JUNE 30, 2001                            DECEMBER 31, 2000
                       ------------------------------------------------------   -------------------------
                                     GUARANTOR     ELIMINATING       KING                     GUARANTOR
                          KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                       ----------   ------------   -----------   ------------   ----------   ------------
                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash
    equivalents......  $  254,810    $     (681)   $        --    $  254,129    $   82,316     $ (5,921)
  Accounts
    receivable,
    net..............       9,787        98,585         (2,328)      106,044         7,027      115,034
  Inventories........      15,935        70,981             --        86,916         3,856       61,233
  Deferred income
    taxes............      14,234         2,628             --        16,862        23,939        2,794
  Prepaid expenses
    and other current
    assets...........       3,219         2,617             --         5,836        39,637      (11,313)
                       ----------    ----------    -----------    ----------    ----------     --------
         Total
           current
           assets....     297,985       174,130         (2,328)      469,787       156,775      161,827
                       ----------    ----------    -----------    ----------    ----------     --------
Property, plant, and
  equipment, net.....      36,683        99,039             --       135,722        28,831       99,690
Intangible assets,
  net................     407,879       363,468             --       771,347       418,895      371,429
Investment in
  subsidiaries.......   1,047,796            --     (1,047,796)           --       911,602           --
Other assets.........      27,252        18,666             --        45,918        24,940       21,367
                       ----------    ----------    -----------    ----------    ----------     --------
         Total
           assets....  $1,817,595    $  655,303    $(1,050,124)   $1,422,774    $1,541,043     $654,313
                       ==========    ==========    ===========    ==========    ==========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...  $    2,488    $   20,511    $    (2,328)   $   20,671    $    2,080     $ 24,289
  Accrued expenses...       6,093        95,612             --       101,705        13,048       65,497
  Income taxes
    payable..........     (44,286)       48,772             --         4,486            --           --
  Current portion of
    long-term debt...       1,491            28             --         1,519         1,498           29
                       ----------    ----------    -----------    ----------    ----------     --------
         Total
           current
       liabilities...     (34,214)      164,923         (2,328)      128,381        16,626       89,815
                       ----------    ----------    -----------    ----------    ----------     --------
Long-term debt.......      98,744            --             --        98,744        98,992           13
Deferred income
  taxes..............      14,592         2,482             --        17,074        14,592        2,397
Other liabilities....      68,600           757             --        69,357        71,714        1,872
Intercompany
  (receivable)
  payable............     560,655      (560,655)            --            --       351,386     (351,386)
                       ----------    ----------    -----------    ----------    ----------     --------
         Total
        liabilities..     708,377      (392,493)        (2,328)      313,556       553,310     (257,289)
                       ----------    ----------    -----------    ----------    ----------     --------
Shareholders'
  equity.............   1,109,218     1,047,796     (1,047,796)    1,109,218       987,733      911,602
                       ----------    ----------    -----------    ----------    ----------     --------
         Total
          liabilities
           and
        shareholders'
           equity....  $1,817,595    $  655,303    $(1,050,124)   $1,422,774    $1,541,043     $654,313
                       ==========    ==========    ===========    ==========    ==========     ========

                           DECEMBER 31, 2000
                       --------------------------
                       ELIMINATING       KING
                         ENTRIES     CONSOLIDATED
                       -----------   ------------

ASSETS
Current assets:
  Cash and cash
    equivalents......   $      --     $   76,395
  Accounts
    receivable,
    net..............      (1,359)       120,702
  Inventories........          --         65,089
  Deferred income
    taxes............          --         26,733
  Prepaid expenses
    and other current
    assets...........          --         28,324
                        ---------     ----------
         Total
           current
           assets....      (1,359)       317,243
                        ---------     ----------
Property, plant, and
  equipment, net.....          --        128,521
Intangible assets,
  net................          --        790,324
Investment in
  subsidiaries.......    (911,602)            --
Other assets.........          --         46,307
                        ---------     ----------
         Total
           assets....   $(912,961)    $1,282,395
                        =========     ==========
LIABILITIES AND SHARE
Current liabilities:
  Accounts payable...   $  (1,359)    $   25,010
  Accrued expenses...          --         78,545
  Income taxes
    payable..........          --             --
  Current portion of
    long-term debt...          --          1,527
                        ---------     ----------
         Total
           current
       liabilities...      (1,359)       105,082
                        ---------     ----------
Long-term debt.......          --         99,005
Deferred income
  taxes..............          --         16,989
Other liabilities....          --         73,586
Intercompany
  (receivable)
  payable............          --             --
                        ---------     ----------
         Total
        liabilities..      (1,359)       294,662
                        ---------     ----------
Shareholders'
  equity.............    (911,602)       987,733
                        ---------     ----------
         Total
          liabilities
           and
        shareholders'
           equity....   $(912,961)    $1,282,395
                        =========     ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                                     THREE MONTHS ENDED JUNE 30, 2001
                           ----------------------------------------------------
                                       GUARANTOR     ELIMINATING       KING
                             KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                           --------   ------------   -----------   ------------
                                               (UNAUDITED)
Revenues:
  Net sales..............  $  6,451     $192,183      $ (5,128)      $193,506
  Royalty revenue........        --       13,003            --         13,003
                           --------     --------      --------       --------
         Total
           revenues......     6,451      205,186        (5,128)       206,509
                           --------     --------      --------       --------
Operating costs and
  expenses:
  Costs of revenues......     6,748       42,724        (5,128)        44,344
  Selling, general and
    administrative
    (including
    co-promotion
    expenses)............     1,643       53,796            --         55,439
  Depreciation and
    amortization.........     5,362        6,059            --         11,421
  Research and
    development..........     2,500        4,000            --          6,500
  Research and
    development-Special
    license rights.......     3,000           --            --          3,000
  Merger, restructuring
    and other
    nonrecurring
    charges..............        --           --            --             --
                           --------     --------      --------       --------
         Total operating
           costs and
           expenses......    19,253      106,579        (5,128)       120,704
                           --------     --------      --------       --------
  Operating income.......   (12,802)      98,607            --         85,805
                           --------     --------      --------       --------
Other income(expense):
  Interest income........     2,748          322            --          3,070
  Interest expense.......    (2,893)         169            --         (2,724)
  Other, net.............     4,437           78            --          4,515
  Equity in earnings of
    subsidiaries.........    59,914           --       (59,914)            --
  Intercompany interest
    (expense)............     3,620       (3,620)           --             --
                           --------     --------      --------       --------
         Total other
           income
           (expense).....    67,826       (3,051)      (59,914)         4,861
                           --------     --------      --------       --------
Income before income
  taxes and extraordinary
  item...................    55,024       95,556       (59,914)        90,666
Income tax (expense)
  benefit................     1,824      (35,642)           --        (33,818)
                           --------     --------      --------       --------
Income before
  extraordinary item.....    56,848       59,914       (59,914)        56,848
Extraordinary item.......        --           --            --             --
                           --------     --------      --------       --------
         Net income......  $ 56,848     $ 59,914      $(59,914)      $ 56,848
                           ========     ========      ========       ========

                                     THREE MONTHS ENDED JUNE 30, 2000
                           ----------------------------------------------------
                                       GUARANTOR     ELIMINATING       KING
                             KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                           --------   ------------   -----------   ------------
                                               (UNAUDITED)
Revenues:
  Net sales..............  $  8,319     $126,593      $ (1,599)      $133,313
  Royalty revenue........        --       10,129            --         10,129
                           --------     --------      --------       --------
         Total
           revenues......     8,319      136,722        (1,599)       143,442
                           --------     --------      --------       --------
Operating costs and
  expenses:
  Costs of revenues......     5,769       33,416        (1,599)        37,586
  Selling, general and
    administrative
    (including
    co-promotion
    expenses)............     3,909       26,894            --         30,803
  Depreciation and
    amortization.........     5,242        4,259            --          9,501
  Research and
    development..........       273        5,743            --          6,016
  Research and
    development-Special
    license rights.......
  Merger, restructuring
    and other
    nonrecurring
    charges..............        --        1,505            --          1,505
                           --------     --------      --------       --------
         Total operating
           costs and
           expenses......    15,193       71,817        (1,599)        85,411
                           --------     --------      --------       --------
  Operating income.......    (6,874)      64,905            --         58,031
                           --------     --------      --------       --------
Other income(expense):
  Interest income........       391        2,592            --          2,983
  Interest expense.......   (10,123)          (1)           --        (10,124)
  Other, net.............         6            6            --             12
  Equity in earnings of
    subsidiaries.........    56,215           --       (56,215)            --
  Intercompany interest
    (expense)............     1,253       (1,253)           --             --
                           --------     --------      --------       --------
         Total other
           income
           (expense).....    47,742        1,344       (56,215)        (7,129)
                           --------     --------      --------       --------
Income before income
  taxes and extraordinary
  item...................    40,868       66,249       (56,215)        50,902
Income tax (expense)
  benefit................    (9,748)     (10,034)           --        (19,782)
                           --------     --------      --------       --------
Income before
  extraordinary item.....    31,120       56,215       (56,215)        31,120
Extraordinary item.......    (4,685)          --            --         (4,685)
                           --------     --------      --------       --------
         Net income......  $ 26,435     $ 56,215      $(56,215)      $ 26,435
                           ========     ========      ========       ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                                      SIX MONTHS ENDED JUNE 30, 2001
                           ----------------------------------------------------
                                       GUARANTOR     ELIMINATING       KING
                             KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                           --------   ------------   -----------   ------------
                                               (UNAUDITED)
Revenues:
  Net sales..............  $ 11,758     $360,950      $  (9,302)     $363,406
  Royalty revenue........        --       24,420             --        24,420
                           --------     --------      ---------      --------
         Total
           revenues......    11,758      385,370         (9,302)      387,826
                           --------     --------      ---------      --------
Operating costs and
  expenses:
    Costs of revenues....    11,398       79,664         (9,302)       81,760
    Selling, general and
      administrative
      (including co-
      promotion
      expenses)..........     3,156      107,542             --       110,698
    Depreciation and
      amortization.......    10,671       12,125             --        22,796
    Research and
      development........     2,698        7,817             --        10,515
    Research and
      development-
      Special license
         rights..........     3,000           --             --         3,000
    Merger, restructuring
      and other
      nonrecurring
      charges............        --           --             --            --
                           --------     --------      ---------      --------
         Total operating
           costs and
           expenses......    30,923      207,148         (9,302)      228,769
                           --------     --------      ---------      --------
Operating income.........   (19,165)     178,222             --       159,057
                           --------     --------      ---------      --------
Other income(expense):
      Interest income....     4,769          810             --         5,579
      Interest expense...    (5,922)         331             --        (5,591)
      Other, net.........     2,992          (48)            --         2,944
      Equity in earnings
         of
         subsidiaries....   136,192           --       (136,192)           --
      Intercompany
         interest
         (expense).......     6,532       (6,532)            --            --
                           --------     --------      ---------      --------
         Total other
        income(expense)..   144,563       (5,439)      (136,192)        2,932
                           --------     --------      ---------      --------
Income before income
  taxes and cumulative
  effect of change in
  accounting principle...   125,398      172,783       (136,192)      161,989
Income tax (expense)
  benefit................   (23,831)     (36,591)            --       (60,422)
                           --------     --------      ---------      --------
Income before
  extraordinary item.....   101,567      136,192       (136,192)      101,567
Cumulative effect of
  change in accounting
  principle..............      (545)          --             --          (545)
                           --------     --------      ---------      --------
    Net income...........  $101,022     $136,192      $(136,192)     $101,022
                           ========     ========      =========      ========

                                      SIX MONTHS ENDED JUNE 30, 2000
                           ----------------------------------------------------
                                       GUARANTOR     ELIMINATING       KING
                             KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                           --------   ------------   -----------   ------------
                                               (UNAUDITED)
Revenues:
  Net sales..............  $ 11,854     $246,885      $  (2,973)     $255,766
  Royalty revenue........        --       22,871             --        22,871
                           --------     --------      ---------      --------
         Total
           revenues......    11,854      269,756         (2,973)      278,637
                           --------     --------      ---------      --------
Operating costs and
  expenses:
    Costs of revenues....     8,929       62,005         (2,973)       67,961
    Selling, general and
      administrative
      (including co-
      promotion
      expenses)..........     7,265       56,736             --        64,001
    Depreciation and
      amortization.......    10,476        8,302             --        18,778
    Research and
      development........       533        9,148             --         9,681
    Research and
      development-
      Special license
         rights..........        --           --             --            --
    Merger, restructuring
      and other
      nonrecurring
      charges............     6,225       16,069             --        22,294
                           --------     --------      ---------      --------
         Total operating
           costs and
           expenses......    33,428      152,260         (2,973)      182,715
                           --------     --------      ---------      --------
Operating income.........   (21,574)     117,496             --        95,922
                           --------     --------      ---------      --------
Other income(expense):
      Interest income....       597        6,407             --         7,004
      Interest expense...   (24,154)          (2)            --       (24,156)
      Other, net.........       (86)         (28)            --          (114)
      Equity in earnings
         of
         subsidiaries....    85,407           --        (85,407)           --
      Intercompany
         interest
         (expense).......     2,355       (2,355)            --            --
                           --------     --------      ---------      --------
         Total other
        income(expense)..    64,119        4,022        (85,407)      (17,266)
                           --------     --------      ---------      --------
Income before income
  taxes and cumulative
  effect of change in
  accounting principle...    42,545      121,518        (85,407)       78,656
Income tax (expense)
  benefit................    (1,629)     (36,111)            --       (37,740)
                           --------     --------      ---------      --------
Income before
  extraordinary item.....    40,916       85,407        (85,407)       40,916
Cumulative effect of
  change in accounting
  principle..............    (4,685)          --             --        (4,685)
                           --------     --------      ---------      --------
    Net income...........  $ 36,231     $ 85,407      $ (85,407)     $ 36,231
                           ========     ========      =========      ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                             SIX MONTHS ENDED JUNE 30, 2001
                                  ----------------------------------------------------
                                              GUARANTOR     ELIMINATING       KING
                                    KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  --------   ------------   -----------   ------------
                                                      (UNAUDITED)
Net cash flows provided by
  operating activities..........  $(48,615)   $ 222,808        $ --         $174,193
                                  --------    ---------        ----         --------
Cash flows from investing
  activities:
  Purchase of investment
    securities..................        --           --          --               --
  Proceeds from maturity and
    sale of investment
    securities..................        --           --          --               --
  Loans receivable..............        --       (5,000)         --           (5,000)
  Purchases of property, plant
    and equipment...............    (8,650)      (5,508)         --          (14,158)
  Intercompany transfer of
    property, plant and
    equipment...................      (223)         223          --               --
  Purchases of intangible
    assets......................        --           --          --               --
  Proceeds from sale of
    products....................     3,332           --          --            3,332
  Proceeds from sale of
    assets......................        --        1,434          --            1,434
                                  --------    ---------        ----         --------
Net cash used in investing
  activities....................    (5,541)      (8,851)         --          (14,392)
                                  --------    ---------        ----         --------
Cash flows from financing
  activities:
  Proceeds from revolving credit
    facility....................        --           --          --               --
  Payments on revolving credit
    facility....................        --           --          --               --
  Proceeds from issuance of
    common shares and exercise
    of stock options, net.......    18,281           --          --           18,281
  Payments on other long-term
    debt........................      (255)         (14)         --             (269)
  Payments of cash dividends....        --           --          --               --
  Other.........................       (79)          --          --              (79)
  Intercompany..................   208,703     (208,703)         --               --
                                  --------    ---------        ----         --------
Net cash provided by (used in)
  financing activities..........   226,650     (208,717)         --           17,933
                                  --------    ---------        ----         --------
Increase in cash and cash
  equivalents...................   172,494        5,240          --          177,734
Cash and cash equivalents,
  beginning of period...........    82,316       (5,921)         --           76,395
                                  --------    ---------        ----         --------
Cash and cash equivalents, end
  of period.....................  $254,810    $    (681)       $ --         $254,129
                                  ========    =========        ====         ========

                                             SIX MONTHS ENDED JUNE 30, 2000
                                  ----------------------------------------------------
                                              GUARANTOR     ELIMINATING       KING
                                    KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  --------   ------------   -----------   ------------
                                                      (UNAUDITED)
Net cash flows provided by
  operating activities..........  $(27,772)      97,027            --       $ 69,255
                                  --------     --------      --------       --------
Cash flows from investing
  activities:
  Purchase of investment
    securities..................        --      (50,680)           --        (50,680)
  Proceeds from maturity and
    sale of investment
    securities..................        --      112,152            --        112,152
  Loans receivable..............        --           --            --             --
  Purchases of property, plant
    and equipment...............    (1,291)      (7,771)           --         (9,062)
  Intercompany transfer of
    property, plant and
    equipment...................        --           --            --             --
  Purchases of intangible
    assets......................        --       (4,000)           --         (4,000)
  Proceeds from sale of
    products....................        --           --            --             --
  Proceeds from sale of
    assets......................       398           13            --            411
                                  --------     --------      --------       --------
Net cash used in investing
  activities....................      (893)      49,714            --         48,821
                                  --------     --------      --------       --------
Cash flows from financing
  activities:
  Proceeds from revolving credit
    facility....................    14,000           --            --         14,000
  Payments on revolving credit
    facility....................   (59,000)          --            --        (59,000)
  Proceeds from issuance of
    common shares and exercise
    of stock options, net.......   257,841        2,733            --        260,574
  Payments on other long-term
    debt........................  (228,489)         (13)           --       (228,502)
  Payments of cash dividends....        --       (2,619)           --         (2,619)
  Other.........................        --           --            --             --
  Intercompany..................   103,378     (103,378)           --             --
                                  --------     --------      --------       --------
Net cash provided by (used in)
  financing activities..........    87,730     (103,277)           --        (15,547)
                                  --------     --------      --------       --------
Increase in cash and cash
  equivalents...................    59,065       43,464            --        102,529
Cash and cash equivalents,
  beginning of period...........    11,683      120,040            --        131,723
                                  --------     --------      --------       --------
Cash and cash equivalents, end
  of period.....................  $ 70,748     $163,504      $     --       $234,252
                                  ========     ========      ========       ========

14.  SUBSEQUENT EVENTS

     On August 8, 2001, the Company acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb ("BMS") for $285.0 million. The products acquired include BMS's rights in the United States to Corzide(R), Delestrogen(R), and Florinef(R). King acquired also a fully paid license to and trademark for Corgard(R) in the United States. The acquisition was financed with a combination of borrowings under its senior secured credit facility and cash on hand.

     On July 3, 2001, the Company filed a $1.5 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance and sale, from time to time over an extended period, of debt and/or equity securities. The Company may sell any combination of such debt and/or equity securities in one or more offerings up to a total of $1.3 billion and certain of the Company's executive officers may sell shares of common stock from time to time in an amount up to $200 million. The Company will not receive any of the proceeds from the sale of shares of the selling shareholders. The shelf registration statement filed with the Securities and Exchange Commission is not yet effective.

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. This discussion should be read in conjunction with the following: (a) "Risk Factors" set out below and other sections of our Annual Report on Form 10-K for the year ended December 31, 2000, which are supplemented by the discussion which follows;
(b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2000; and (c) our unaudited consolidated financial statements and related notes thereto included in this report.

OVERVIEW

  General

     The following summarizes net revenues by operating segment (in thousands).

                                             FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                ENDED JUNE 30,         ENDED JUNE 30,
                                             ---------------------   -------------------
                                               2001        2000        2001       2000
                                             ---------   ---------   --------   --------
Branded pharmaceuticals....................  $186,670    $115,608    $347,898   $229,438
Licensed products..........................    13,003      10,129      24,420     22,871
Contract manufacturing.....................     5,858      12,789      14,006     21,073
Other......................................       978       4,916       1,502      5,255
                                             --------    --------    --------   --------
          Total............................  $206,509    $143,442    $387,826   $278,637
                                             ========    ========    ========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

  Revenues

     Net revenues increased $63.1 million, or 44.0%, to $206.5 million in 2001 from $143.4 million in 2000, due primarily to the acquisition and growth of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $71.1 million, or 61.5%, to $186.7 million in 2001 from $115.6 million in 2000. This increase was due primarily to growth in net sales of Altace(R), Levoxyl(R), and Thrombin-JMI(R) and net sales attributable to Nordette(R) and Bicillin(R) which were acquired from American Home Products in June 2000. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below, particularly those related to Altace(R), Levoxyl(R), and Thrombin-JMI(R), that could cause results to differ.

     Revenues from licensed products increased $2.9 million, or 28.7%, to $13.0 million in 2001 from $10.1 million in 2000 primarily due to an increase in the net sales of Adenoscan(R) and Adenocard(R), on which we receive royalty revenues. The increase in revenues from licensed products was affected by a contractual reduction in the percentage royalty we receive on net sales of Adenoscan(R) that became effective during the third quarter of 2000.

     Revenues from contract manufacturing and other decreased $10.9 million, or 61.6%, to $6.8 million in 2001 from $17.7 million in 2000, primarily due to (1) the conclusion of two manufacturing and supply agreements during the fourth quarter of 2000; (2) reduced revenues derived under a third manufacturing and supply agreement during the second quarter of 2001 as compared to the second quarter of 2000; and (3) reduced sales of generic private label neomycin and polymyxin B sulfates and hydrocortisone suspension and solution. While contract manufacturing and generic pharmaceutical sales remain a part of our business, we do not consider contract manufacturing and generic pharmaceutical sales as significant components of our growth strategy.

  Operating Costs and Expenses

     Total operating costs and expenses increased $35.3 million, or 41.3%, to $120.7 million in 2001 from $85.4 million in 2000. The increase was primarily due to an increase in cost of revenues of $6.7 million in 2001 and $25.3 million in co-promotion fees and marketing expense in 2001 related to the co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico, offset by $1.5 million of merger, restructuring and other nonrecurring charges related to merger charges recognized during the second quarter of 2000.

     Cost of revenues increased $6.7 million, or 17.8% to $44.3 million in 2001 from $37.6 million in 2000. The increase resulted from cost of revenues associated with the increase in net sales of branded pharmaceutical products described above. As a percentage of revenues, cost of revenues decreased to 21.5% in 2001 from 26.2% in 2000 due to the increase in sales of higher margin products.

     Selling, general and administrative expenses remained relatively flat at $30.1 million in 2001 as compared to $30.8 million in 2000. As a percentage of revenues, selling, general, and administrative expenses decreased to 14.6% in 2001 from 21.5% in 2000 due to increased revenues, realization of cost synergies from the Medco and Jones mergers, and the classification of all Altace(R) related marketing expenses as co-promotion marketing expense rather than selling, general and administrative during the three months ended June 30, 2001.

     During the three months ended June 30, 2001, the Company incurred $20.4 million in co-promotion fees and $4.9 million in co-promotion marketing expense pursuant to the June 2000 co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico.

     Depreciation and amortization expense increased $1.9 million, or 20.0%, to $11.4 million in 2001 from $9.5 million in 2000. The increase was due primarily to additional amortization expense resulting from the acquisition of Nordette(R), Bicillin(R), and Wycillin(R) in July 2000.

     Research and development expense increased to $6.5 million in 2001 from $6.0 million in 2000.

     In June of 2001, we incurred $3.0 million of "research and development -- special license rights" for fees we paid Novavax, Inc. as consideration for an agreement which (1) expands our exclusive license to promote, market, distribute and sell Estrasorb(TM) worldwide, following approval, except in the United States and Puerto Rico where the parties will co-market the product; and (2) grants us an additional exclusive worldwide license to promote, market and distribute Androsorb(TM), following approval, except in the United States and Puerto Rico where the parties will co-market the product.

  Operating Income

     Operating income increased $27.8 million, or 47.9%, to $85.8 million in 2001 from $58.0 million in 2000. This increase was due primarily to the increase in branded pharmaceutical sales during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

  Other Income (Expense)

     Interest income equaled $3.1 million in 2001 compared to $3.0 million in 2000.

     Interest expense decreased $7.4 million, or 73.3%, to $2.7 million in 2001 from $10.1 million in 2000. This decrease is due to the reduced average debt balance in 2001 resulting from our prepayment of debt obligations during 2000.

     Other income increased $4.5 million to $4.5 million in 2001, from $12 thousand in 2000, primarily due to an unrealized gain of approximately $4.0 million on our primary derivative, a $20 million convertible senior note from Novavax.

  Income Tax Expense

     The effective tax rate in 2001 of 37.3% and 2000 of 38.9% was higher than the federal statutory rate of 35% primarily due to state income taxes.

  Extraordinary Item

     During the second quarter of 2000, we repaid outstanding debt under our senior credit facility prior to maturity. The early repayment caused us to recognize in the second quarter of 2000 an extraordinary loss of $4.7 million, net of related tax benefits of $2.8 million, from the write-off of related deferred financing costs.

  Net Income

     Due to the factors set forth above, net income increased $30.4 million, or 115.2%, to $56.8 million in 2001 from $26.4 million in 2000.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

  Revenues

     Net revenues increased $109.2 million, or 39.2%, to $387.8 million in 2001 from $278.6 million in 2000, due primarily to the acquisition and growth of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $118.5 million, or 51.7%, to $347.9 million in 2001 from $229.4 million in 2000. This increase was due primarily to growth in net sales of Altace(R), Levoxyl(R), and Thrombin-JMI(R) and net sales attributable to Nordette(R) and Bicillin(R) which were acquired from American Home Products in June 2000. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below, particularly those related to Altace(R), Levoxyl(R), and Thrombin-JMI(R), that could cause results to differ.

     Revenues from licensed products increased $1.5 million, or 6.6%, to $24.4 million in 2001 from $22.9 million in 2000, primarily due to an increase in the net sales of Adenoscan(R) and Adenocard(R), on which we receive royalty revenues. The increase in revenues from licensed products was affected by a contractual reduction in the percentage royalty we receive on net sales of Adenoscan(R) that became effective during the third quarter of 2000.

     Revenues from contract manufacturing and other decreased $10.8 million, or 41.1%, to $15.5 million in 2001 from $26.3 million in 2000, primarily due to (1) the conclusion of two manufacturing and supply agreements during the fourth quarter of 2000; (2) reduced revenues derived under a third manufacturing and supply agreement during the six months ended June 30, 2001, as compared to the same period of the prior year; and (3) reduced sales of generic private label neomycin and polymyxin B sulfates and hydrocortisone suspension and solution. While contract manufacturing and generic pharmaceutical sales remain a part of our business, we do not consider contract manufacturing and generic pharmaceutical sales as significant components of our growth strategy.

  Operating Costs and Expenses

     Total operating costs and expenses increased $46.1 million, or 25.2%, to $228.8 million in 2001 from $182.7 million in 2000. The increase was primarily due to an increase in cost of revenues of $13.8 million in 2001 and $48.3 million in co-promotion fees and marketing expense in 2001 related to the co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico, offset by $22.3 million of merger related expenses in 2000.

     Cost of revenues increased $13.8 million, or 20.3% to $81.8 million in 2001 from $68.0 million in 2000. The increase resulted from cost of revenues associated with the increase in net sales of branded pharmaceutical products described above. As a percentage of revenues, cost of revenues decreased to 21.1% in 2001 from 24.4% in 2000 due to the increase in sales of higher margin products.

     Selling, general and administrative expenses remained relatively flat at $62.4 million in 2001 as compared to $64.0 million in 2000. As a percentage of revenues, selling, general, and administrative expenses decreased to 16.1% in 2001 from 23.0% in 2000 due to increased revenues and the classification of all Altace(R) related marketing expenses as co-promotion marketing expense rather than selling, general and administrative during the six months ended June 30, 2001, and realization of cost synergies from the Medco and Jones mergers in 2000.

     During the six months ended June 30, 2001, the Company incurred $37.8 million in co-promotion fees and $10.5 million in co-promotion marketing expense pursuant to the June 2000 co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico.

     Depreciation and amortization expense increased $4.0 million, or 21.3%, to $22.8 million in 2001 from $18.8 million in 2000. The increase was due primarily to additional amortization expense resulting from the acquisition of Nordette(R), Bicillin(R), and Wycillin(R) in July 2000.

     Research and development expense increased to $10.5 million in 2001 from $9.7 million in 2000.

     In June of 2001, we incurred $3.0 million of "research and development -- special license rights" for fees we paid Novavax as consideration for an agreement which (1) expands our exclusive license to promote, market, distribute and sell Estrasorb(TM) worldwide, following approval, except in the United States and Puerto Rico where the parties will co-market the product; and
(2) grants us an additional exclusive worldwide license to promote, market and distribute Androsorb(TM), following approval, except in the United States and Puerto Rico where the parties will co-market the product.

  Operating Income

     Operating income increased $63.2 million, or 65.9%, to $159.1 million in 2001 from $95.9 million in 2000. This increase was due primarily to the increase in branded pharmaceutical sales during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 as well as $22.3 million of merger, restructuring and other non-recurring charges related primarily to the Medco merger in 2000.

  Other Income (Expense)

     Interest income decreased $1.4 million from $7.0 million in 2000 to $5.6 million in 2001 due to lower balances of invested cash and cash equivalents during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

     Interest expense decreased $18.6 million, or 76.9%, to $5.6 million in 2001 from $24.2 million in 2000. This decrease is due to the reduced average debt balance in 2001 resulting from the Company's prepayment of debt obligations during 2000.

     Other income/expense increased from $0.1 million expense in 2000 to $2.9 million income in 2001 primarily due to unrealized gains on our derivatives.

  Income Tax Expense

     The effective tax rate in 2000 of 48.0% was reduced to 37.3% in 2001 due primarily to nondeductible merger, restructuring and other non-recurring charges related to the Medco merger in 2000.

  Extraordinary Item

     During the second quarter of 2000, we repaid outstanding debt under our senior credit facility prior to maturity. The early repayment caused us to recognize an extraordinary loss of $4.7 million, net of related tax benefits of $2.8 million, from the write-off of related deferred financing costs.

  Cumulative Effect of Accounting Change

     The Company recognized an expense of $0.5 million, net of income taxes of $0.3 million, in 2001 due to the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities.

  Net Income

     Due to the factors set forth above, net income increased $64.8 million, or 179.0%, to $101.0 million in 2001 from $36.2 million in 2000.

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

     On August 8, 2001, we acquired three branded pharmaceutical products and a fully-paid license to a fourth product from Bristol-Myers Squibb ("BMS") for $285.0 million. The products acquired include BMS's rights in the United States to Corzide(R), Delestrogen(R), and Florinef(R). We also acquired a fully paid license to and trademark for Corgard(R) in the United States. The acquisition was financed with a combination of borrowings under our senior secured credit facility and cash on hand.

     At present, we are actively pursuing additional acquisitions that may require the use of substantial capital resources.

SIX MONTHS ENDED JUNE 30, 2001

     As of June 30, 2001 we had available up to $100.0 million under a revolving line of credit.

     We generated net cash from operations of $174.2 million for the six months ended June 30, 2001. Our net cash provided from operations was primarily the result of $101.0 million in net income, adjusted for non-cash depreciation and amortization of $22.8 million, an adjustment to deferred income taxes of $10.0 million, a change in income taxes payable of $24.5 million, and an increase in accrued expenses of $23.7 million. Additionally, we decreased accounts receivable by $13.9 million and prepaid expenses and other current assets by $3.0 million. An increase in inventory of $14.9 million, a decrease in accounts payable of $4.1 million, amortization of deferred revenue of $4.5 million, and an unrealized gain on derivative instruments of $2.8 million offset the items previously described.

     Cash flows used in investing activities for the six months ended June 30, 2001 was $14.4 million due to $14.2 million of capital expenditures, and $5.0 million of loans receivable offset by $3.3 million received as proceeds from the sale of product rights and $1.4 million received as proceeds from the sale of assets.

     Financing activities for the six months ended June 30, 2001 provided $17.9 million comprised principally of $18.3 million from the exercise of employee stock options.

     As of August 10, 2001, cash and cash equivalents total approximately $69.8 million and we have available up to $25.0 million under a revolving line of credit.

  Certain Indebtedness and Other Matters

     As of August 10, 2001, we have $175.2 million of long-term debt (including current portion) and we have available up to $25.0 million under our revolving credit facility. Our financing arrangements require us to maintain minimum net worth, debt to equity, cash flow and current ratio requirements. As of June 30, 2001, we were in compliance with these covenants.

     On June 20, 2001, the board of directors declared a four for three stock split for shareholders of record as of July 3, 2001, to be distributed July 19, 2001. The stock split has been reflected in all share data contained in this Form 10-Q.

     On July 3, 2001, we filed a $1.5 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission covering the issuance and sale, from time to time over an extended period, of debt and/or equity securities. We may sell any combination of such debt and/or equity securities in one or more offerings up to a total of $1.3 billion and certain of our executive officers may sell shares of common stock from time to time in an amount up to $200 million. We will not receive any of the proceeds from the sale of shares of the selling shareholders. The shelf registration statement filed with the Securities and Exchange Commission is not yet effective.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $7.1 million and $3.9 million for the three months ended June 30, 2001 and 2000, respectively, and $14.2 million and $9.1 million for the six months ended June 30, 2001 and 2000, respectively. The principal capital expenditures included property and equipment purchases and building improvements.

IMPACT OF INFLATION

     We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001, or later.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. We are in the process of reviewing the impact of this pronouncement on previous acquisitions.

RISK FACTORS

     The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this "Risk Factors" section actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Altace(R) accounted for approximately 32% of our net sales for the six months ended June 30, 2001, and Altace(R), Lorabid(R), Levoxyl(R), Thrombin-JMI(R), and royalty revenues collectively accounted for approximately 61% of our net sales during the same period. We believe that sales of these products will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE MAY NOT ACHIEVE OUR INTENDED BENEFITS FROM THE MARKETING ALLIANCE WITH AMERICAN HOME PRODUCTS CORPORATION FOR THE PROMOTION OF ALTACE(R).

     We entered into a marketing alliance with American Home Products Corporation for Altace(R). We call this marketing alliance the "Co-Promotion Agreement." We entered into this alliance partially because we believed a larger pharmaceutical company with more sales representatives and, in our opinion, with substantial experience in the promotion of pharmaceutical products to physicians would significantly increase the sales revenue potential of Altace(R). By efficiently co-marketing the new indications for Altace(R) which were approved by the U.S. Food and Drug Administration, which we refer to as the "FDA," on October 4, 2000, we intend to increase the demand for the product. In the agreement, both of us have incentives to maximize the sales and profits of Altace(R) and to optimize the marketing of the product by coordinating our promotional activities.

     Under the Co-Promotion Agreement, American Home Products and we agreed to establish an annual budget of marketing expenses to cover, among other things, direct-to-consumer advertising, such as television advertisements and advertisements in popular magazines and professional journals. One of the goals of the direct-to-consumer advertising campaign is to encourage the targeted audience to ask their own physicians about Altace(R) and whether it might be of benefit for them. The direct-to-consumer campaign may not be effective in achieving this goal. Furthermore, the direct-to-consumer advertising campaign has not yet begun and the date for its launch is yet to be determined. Physicians may not prescribe Altace(R) for their patients to the extent we might otherwise hope if patients for whom Altace(R) is indicated do not ask their physicians about Altace(R).

     It is possible that we or American Home Products or both of us will not be successful in effectively promoting Altace(R) or in optimizing its sales. The content of agreed-upon promotional messages for Altace(R) may not sufficiently convey the merits of Altace(R) and may not be successful in convincing physicians to prescribe Altace(R) instead of other angiotensin converting enzyme, or "ACE," inhibitors or competing therapies. The targets for sales force staffing, the number and frequency of details to physicians and the physicians who are called upon may be inadequate to realize our expectations for the revenues from Altace(R). Neither we nor American Home Products may be able to overcome the perception by physicians of a class effect, which we discuss below. Further, developments in technologies, the introduction of other products or new therapies may make it more attractive for American Home Products to concentrate on the promotion of a product or products other than Altace(R) or to lessen its emphasis on the marketing of Altace(R). Our strategic decisions in dealing with managed health care organizations may not prove to be correct and we could consequently lose sales in this market to competing ACE inhibitor products or alternative therapies. If any of these situations occurred, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

IF OUR BRISTOL FACILITY IS NOT QUALIFIED AS A MANUFACTURING AND PACKAGING SITE FOR ALTACE(R) OR IF THERE IS AN INTERRUPTION IN THE SUPPLY OF RAW MATERIAL FOR ALTACE(R), THE DISTRIBUTION, MARKETING AND SUBSEQUENT SALES OF THE PRODUCT COULD BE ADVERSELY AFFECTED.

     We are currently working to qualify our Bristol facility as a manufacturing and packaging site for Altace(R). While Aventis Pharmaceuticals, Inc. (USA), successor to Hoechst Marion Roussel, Inc. from which we purchased Altace(R), will remain as a supplier of the finished Altace(R) product to us, we intend our Bristol facility to ultimately be the primary source for the manufacture and packaging of Altace(R) for us. If we are unable to secure the approval of our Bristol facility as a manufacturing and packaging site or do not do so in a timely manner, we may not be able to meet the anticipated demand for Altace(R). While Aventis (USA) will remain an alternative or back-up supplier of Altace(R), if we encounter delays or difficulties with the approval of our Bristol facility as a site for the manufacture and packaging of Altace(R), the distribution, marketing and subsequent sales of Altace(R) nonetheless could be adversely affected. If we are delayed or unsuccessful in securing approval of the Bristol facility as a supplier, we might not be able to make alternative supply arrangements for additional amounts of the finished product at commercially reasonable rates, if at all.

     When we have qualified our Bristol facility as a manufacturing and packaging site for Altace(R), Aventis Pharma Deutscheland GmbH (Germany) will continue to be our single supplier of ramipril, the active ingredient in Altace(R). Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. Aventis (USA) currently manufactures and packages Altace(R) for us for sales in the United States and for itself for distribution outside of the United States. Any interruptions or delays in receiving the finished product or raw material used for the future production of Altace(R) could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have entered into a supply agreement with Aventis (Germany) and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will not be interruptions or delays in the supply of the raw material.

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

OUR MARKETING ALLIANCE WITH AMERICAN HOME PRODUCTS FOR ALTACE(R) COULD BE TERMINATED BEFORE WE REALIZE ALL OF THE BENEFITS OF THE AGREEMENT OR IT COULD BE ASSIGNED TO ANOTHER COMPANY BY AMERICAN HOME PRODUCTS OR AMERICAN HOME PRODUCTS COULD MARKET A COMPETING PRODUCT.

     Our exclusive Co-Promotion Agreement for Altace(R) with Wyeth-Ayerst Laboratories, a division of American Home Products Corporation, could be terminated before we realize all of the benefits of the agreement. American Home Products and we each have the right to terminate the agreement if annualized net sales of Altace(R) have not reached $300.0 million by October 4, 2003. There are other reasons why either American Home Products or we could terminate the Co-Promotion Agreement. If the Co-Promotion Agreement is terminated for any reason, we may not realize increased sales which we believe may result from the expanded promotion of Altace(R). If we must unwind our marketing alliance efforts because of the reasons mentioned above, there may be a material adverse effect on the sales of Altace(R).

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

     When feasible, American Home Products must give us six months' written notice of its intent to sell, market or distribute any product competitive with Altace(R). Under the Co-Promotion Agreement, a product competes with Altace(R) if it is an ACE inhibitor, an angiotensin II receptor blocker, which we refer to as an "ARB," or an ACE inhibitor or ARB in combination with other cardiovascular agents in a single product. However, an ARB alone or in combination with other cardiovascular agents competes with Altace(R) only if the level of promotional effort used by American Home Products for the ARB is greater than 50% of that applied to Altace(R). A product would not compete with Altace(R) if in the last 12 months it had net sales of less than $100.0 million or 15% of net sales of Altace(R), whichever was higher. Also, a product would not compete with Altace(R) under the Co-Promotion Agreement if the product were acquired by American Home Products through a merger with or acquisition by a third party and the product was no longer actively promoted by American Home Products or its successor through detailing the product to physicians.

     Once we have been notified in writing of American Home Products' intent to market, sell or distribute a competing product, then American Home Products has 90 days to inform us as to whether it intends to divest its interest in the competing product. If American Home Products elects to divest the competing product, it must try to identify a purchaser and to enter into a definitive agreement with the purchaser as soon as practicable. If American Home Products elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would together market the competing product for the remaining term of our Altace(R) Co-Promotion Agreement. Alternatively, American Home Products and we could agree upon another commercial relationship, such as royalties payable to us for the sale of the competing product, or we could agree to adjust the promotion fee we pay to American Home Products for the its marketing of Altace(R). If American Home Products and we are unable to establish acceptable terms under any of these options, then we have the option at our sole discretion to reacquire all the marketing rights to Altace(R) and terminate the Co-Promotion Agreement upon 180 days' prior written notice to American Home Products. In the event we decided to reacquire all the marketing rights to Altace(R) we would be obligated to pay American Home Products an amount of cash equal to twice the net sales of Altace(R) in the United States for the 12 month period preceding the reacquisition. Such a decision could have a material effect on our business, financial condition, the results of our operations and cash flows.

OUR SALES OF LEVOXYL(R) COULD BE AFFECTED BY FUTURE ACTIONS OF THE FDA AND BY UNCERTAINTY IN THE LEVOTHYROXINE SODIUM PRODUCT MARKET.

     On August 14, 1997, the FDA announced in the Federal Register (62 FR 43535) that orally administered levothyroxine sodium drug products are new drugs. The notice stated that manufacturers who wish to continue to market these products must submit applications as required by the Food, Drug and Cosmetic Act, or "FDC Act," as it is generally known, by August 14, 2000. On April 26, 2000, the FDA issued a second Federal Register notice extending the deadline for filing these applications until August 14, 2001.

     On May 25, 2001, the FDA approved our previously filed New Drug Application for Levoxyl(R), our levothyroxine sodium drug product. It is possible that other manufacturers of levothyroxine sodium drug products have filed or will file other New Drug Applications for their levothyroxine sodium products. Jerome Stevens, Inc. has also received approval for its levothyroxine sodium product Unithroid. After August 14, 2001, the FDA will refuse to accept a New Drug Application for a levothyroxine sodium drug product that is pharmaceutically equivalent to an approved product. However, the treatment of applications which are submitted prior to August 14, 2001, but not approved by August 14, 2001 is uncertain. The FDA has stated it will continue to review these applications. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application. Also, since the Jerome Stevens product has been approved, a manufacturer could submit an Abbreviated New Drug Application demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to the Jerome Stevens product. If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R).

WE CANNOT ASSURE YOU THAT SALES OF LORABID(R) WILL INCREASE IN THE FUTURE. IF SALES DO NOT INCREASE, THERE MAY BE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS.

     Prior to our acquisition of Lorabid(R), sales of that product were on the decline because we believe that the prior owner was not actively promoting the product. Increased sales of Lorabid(R) depend upon effective marketing to physicians which leads them to write prescriptions for our product. Since the antibiotic market is very competitive, we cannot assure you that sales of Lorabid(R) will increase in the future. If Lorabid(R) sales do not increase or if they decrease, there may be a material adverse effect upon our results of operations and cash flow.

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

     Other companies, many of which have substantially greater financial, marketing and sales resources than we do, may compete with us for the acquisition of products or companies. We may not be able to acquire rights to additional products or companies on acceptable terms, if at all, or be able to obtain future financing for acquisitions on acceptable terms, if at all. The inability to effect acquisitions of additional branded products could limit the overall growth of our business. Furthermore, even if we obtain rights to a pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. For example, our marketing strategy, distribution channels and levels of competition with respect to acquired products may be different than those of our current products, limiting our ability to compete favorably in those product categories.

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

For example, we are

     - engaged in the development of Binodisine (MRE0470), a myocardial pharmacologic stress imaging agent;

     - under a licensing agreement with Novavax developing recombinant human papillomavirus (HPV) virus-like particle (VLP) vaccines; and

     - under an exclusive license with Novavax we anticipate promoting, marketing, distributing and selling Estrasorb(TM), a topical transdermal estrogen replacement therapy, and Androsorb(TM), a topical testosterone replacement therapy for testosterone deficient women, upon their approval by the FDA.

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

     The Parkedale facility was inspected by the FDA in February 2001. When an FDA inspector completes an authorized inspection of a manufacturing facility, the FDC Act mandates that the inspector give to the owner/operator of the facility a written report listing the inspector's observations of objectionable conditions and practices. This written report is known as an "FDA Form 483" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the February 2001 inspection. While no law or regulation requires us to respond to a 483 we have submitted a written response detailing our plan of action with respect to each of the observations made on the February 483 and our commitment to correct the objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with current Good Manufacturing Practices, generally known as "cGMP." While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operation and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions. The 483 from February 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

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

     Product recalls may be issued at our discretion, at the discretion of the FDA, or at the discretion of other government agencies or other companies having regulatory authority for pharmaceutical product sales. From time to time, we may recall products for various reasons. To date, however, these recalls have not been significant and have not had a material adverse effect on our business, financial condition, results of operations and cash flows. However, we cannot assure you that the number and significance of recalls will not increase in the future.

     Although product returns were approximately 2.4% of gross sales for the year ended December 31, 2000, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

OUR WHOLLY OWNED SUBSIDIARY, JONES PHARMA, IS A DEFENDANT IN LITIGATION WHICH IS CURRENTLY BEING HANDLED BY ITS INSURANCE CARRIERS. SHOULD THIS COVERAGE BE INADEQUATE OR SUBSEQUENTLY DENIED OR WERE WE TO LOSE SOME OF THESE LAWSUITS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Our wholly owned subsidiary, Jones Pharma, is a defendant in more than 1,800 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as "fen/phen." In 1996 Jones acted as a distributor of Obenix(R), a branded phentermine product. Jones also distributed a generic phentermine product. Jones believes that its phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

SALES OF THROMBIN-JMI(R) MAY BE AFFECTED BY THE PERCEPTION OF RISKS ASSOCIATED WITH SOME OF THE RAW MATERIALS USED IN ITS MANUFACTURE.

     The source material for our product Thrombin-JMI(R) comes from bovine plasma and lung tissue. Bovine-sourced materials from outside the United States may be of some concern because of potential transmission of Bovine Spongiform Encephalopathy, or BSE. However, we have taken precautions to minimize the risks of contamination from BSE in our source materials including, primarily, the use of bovine materials only from FDA-approved sources in the United States. Although no BSE has been documented in the United States, the United States is considered a Category II BSE-risk country, meaning that the United States is probably BSE-free but has some history of importing cattle from the United Kingdom.

     We receive the bovine raw materials from a single vendor and any interruption or delay in the supply of that material could adversely affect the sales of Thrombin-JMI(R). In addition to other actions taken by us and our vendor to minimize the risk of BSE, we are developing steps to further purify the material of other contaminants. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. We will continue surveillance of the source and believe that the risk of BSE-contamination in the source materials for Thrombin-JMI(R) is very low. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI(R) because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI(R). If BSE spreads to the United States, the manufacture and sale of Thrombin-JMI(R) and our business, financial condition and results of operations could be materially and adversely affected.

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

OUR SHAREHOLDER RIGHTS PLAN AND BYLAWS DISCOURAGE UNSOLICITED TAKEOVER PROPOSALS AND COULD ENTRENCH CURRENT MANAGEMENT AND PREVENT SHAREHOLDERS FROM REALIZING A PREMIUM ON THEIR COMMON STOCK.

     We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals, thereby entrenching current management and possibly depressing the market price of our common stock. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include:

     - a classified board of directors,

     - the ability of the board of directors to designate the terms of and issue new series of preferred stock,

     - advance notice requirements for nominations for election to the board of directors, and

     - special voting requirements for the amendment of our charter and bylaws.

We are also subject to anti-takeover provisions under Tennessee laws, each of which could delay or prevent a change of control. Together these provisions and the rights plan may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for common stock.

RISKS RELATED TO OUR INDUSTRY

FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Administration, or "DEA," the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the Environmental Protection Agency, or "EPA," as well as by foreign governments in countries where we distribute some of our products.

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

     All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the FDC Act or the Public Health Service Act, which we refer to as the "PHS Act," or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA's regulatory discretion and/or enforcement policies. Any change in the FDA's enforcement discretion and/or policies could have a material adverse effect on our business, financial condition and results of operations.

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

NEW LEGISLATION OR REGULATORY PROPOSALS MAY ADVERSELY AFFECT OUR ABILITY TO RAISE CAPITAL AND OUR REVENUES.

     A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products, reimportation of prescription products and changes in the levels at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, the pending nature of these proposals, as well as the adoption of any proposal, may harm our ability to raise capital, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our financial condition, results of operations or cash flows.

THE INDUSTRY IS HIGHLY COMPETITIVE, AND OTHER COMPANIES IN OUR INDUSTRY HAVE MUCH GREATER RESOURCES THEN WE DO.

     In the industry, comparatively smaller pharmaceutical companies like us compete with large, global pharmaceutical companies with substantially greater financial resources for the acquisition of products, technologies and companies.

     COMPETITION FOR ACQUISITIONS. We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Forest Laboratories, Inc., Shire Pharmaceuticals Group plc, Biovail Corporation, Watson Pharmaceuticals, Inc., Medicis Pharmaceutical Corporation and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. We cannot assure you that

     - we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

     - additional competitors will not enter the market; or

     - competition for acquisition of products, companies, technologies and product lines will not have a material adverse effect on our business, financial condition and results of operations.

     PRODUCT COMPETITION. Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities.

     Our largest product Altace(R) competes in the market with other cardiovascular therapies, including in particular, the following ACE inhibitors:

     - Zestril(R) (AstraZeneca PLC),

     - Acupril(R) (Pfizer Inc.),

     - Prinivil(R) (Merck & Co., Inc.),

     - Lotensin(R) (Novartis AG), and- Monopril(R) (Bristol-Meyers Squibb
                                       Company).

     Our second largest product Levoxyl(R) competes with the following levothyroxine sodium products:

     - Synthroid(R) (Abbott Laboratories),

     - Levothroid(R) (Forest Laboratories, Inc.), and

     - Unithroid(R) (Watson Pharmaceuticals, Inc.)

     We intend to market these products aggressively by, among other things

     - detailing and sampling to the primary prescribing physician groups

     - sponsoring physician symposiums, including continuing medical education seminars, and

     - conducting a planned direct-to-consumer advertising campaign for Altace(R).

     Our branded pharmaceutical products may be subject to competition from alternate therapies and from generic equivalents.

     Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, during 2000 the FDA approved for sale generic substitutes for Tapazole(R). Of our branded pharmaceutical products that have generic substitutes, we believe that only a small number face significant competition because many of our branded pharmaceutical products are too difficult to manufacture or prove bioequivalence (i.e., the two products produce identical effects on the body) or have sales levels that are too low to attract competition.

     The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. We believe it typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with bioequivalence or complex manufacturing requirements and products with a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative product formulations or dosage forms, we are better able to protect market share and produce sustainable high margins and cash flows.

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

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in our Annual Report on Form 10-K for the year ended December 31, 2000 and in sections of this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" which includes a section entitled "Risk Factors.".

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

     As of June 30, 2001, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is incorporated by reference to Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this document.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders on June 22, 2001, the shareholders voted on the following proposals with the results as indicated:

     1. Elected three directors to serve in office for a three-year terms as follows:

                                                                             WITHHOLD
                                                                 FOR        AUTHORITY
                                                             -----------    ----------
Jefferson J. Gregory.......................................  123,721,315    28,118,713
Ernest C. Bourne...........................................  124,314,890    27,525,138
Gregory D. Jordan..........................................  150,165,234     1,674,794

     Elected one director to serve in office for a one-year terms as follows:

                                                                             WITHHOLD
                                                                  FOR        AUTHORITY
                                                              -----------    ---------
R. Charles Moyer, Ph.D......................................  150,229,238    1,610,790

              Directors continuing in service include:  John M.
              Gregory, Joseph R. Gregory, Earnest W. Deavenport,
              Jr., Frank W. DeFriece, Jr., D. Greg Rooker.

     2. Ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants and auditors for 2001 as follows:

For:........................................................  150,326,652
Against:....................................................      992,918
Abstention:.................................................      520,458

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

Date: August 14, 2001                     By: /s/ JOHN M. GREGORY
                                            ------------------------------------
                                            John M. Gregory
                                            Chairman and Chief Executive Officer

Date: August 14, 2001                     By: /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                            James R. Lattanzi
                                            Chief Financial Officer