Form 10-K/A
period 2000-12-31
KING PHARMACEUTICALS INC
filed 2001-09-20
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
(MARK ONE)

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

       Registrant's telephone number, including area code: (423) 989-8000

         Securities registered under Section 12(b) of the Exchange Act:

            (TITLE OF EACH CLASS)                   (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
---------------------------------------------  -----------------------------------------------------
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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     We are filing this annual report on Form 10-K/A to reflect the restatement of our consolidated statement of income for the year ended December 31, 2000 to reflect losses on disposed inventory as operating expense rather than as an extraordinary item.

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

     In March 1998, the FDA's Team Biologics began a series of periodic inspections which continued into 2000 at our Parkedale facility. During these inspections, the FDA made cGMP observations in written reports provided to us. These written reports are known as "FDA Form 483s" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection. While no law or regulation requires us to respond to a 483, we provided the FDA with a written response to each of these 483s, including action plans to address the observations. On September 27, 2000, following the receipt of a written notification from the FDA, we decided to discontinue Fluogen(R) permanently, rather than devote additional resources to the product. As a result of our discontinuance of the product, we did not recognize any revenue from Fluogen(R) during 2000. We have generally recognized revenue from Fluogen(R) during the third and fourth quarters of the prior calendar years. As a result of discontinuing Fluogen(R), we recorded in the year ended December 31, 2000, extraordinary losses on disposed and impaired assets totaling $15.0 million before tax benefit of $5.6 million. This extraordinary loss related to Fluogen(R) included the write-off of related property, plant and equipment and intangible assets. In addition, we incurred non-recurring charges totaling $37.3 million related to employee severance by Parkedale and write-off of existing product inventory in the year 2000.

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

SALES OF THROMBIN-JMI(R) MAY BE AFFECTED BY THE PERCEPTION OF RISKS ASSOCIATED WITH SOME OF THE RAW MATERIALS USED IN ITS MANUFACTURE.

     The source material for our product Thrombin-JMI(R) comes from bovine plasma and lung tissue. Bovine-sourced materials are of some concern because of potential transmission of Bovine Spongiform Encephalopathy, or BSE. We have taken precautions to minimize the risks of contamination from BSE in our source materials including, primarily, the use of bovine materials only from the United States. Although no BSE has been documented in the United States, the United States is considered a Category II BSE-risk country, meaning that the United States is probably BSE-free but has some history of importing cattle from the United Kingdom.

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

                                                         FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                1996       1997       1998       1999     2000(3)
                                               -------   --------   --------   --------   --------
STATEMENT OF INCOME DATA:
Net sales....................................  $79,638   $136,132   $261,594   $480,815   $578,769
Royalty revenue..............................   13,454     20,000     27,544     31,650     41,474
Development revenue(1).......................    5,000        558      5,283         --         --
                                               -------   --------   --------   --------   --------
          Total revenues.....................   98,092    156,690    294,421    512,465    620,243
                                               -------   --------   --------   --------   --------
Gross profit.................................   83,237    115,780    201,488    368,637    448,972
Operating income.............................   18,621     59,157    105,111    209,895    184,728
Interest income..............................    4,296      4,672      7,746     10,507     11,875
Interest expense.............................   (1,825)    (3,025)   (14,866)   (55,371)   (36,974)
Other income (expenses), net.................   (3,024)       673      4,016     (3,239)     3,333
                                               -------   --------   --------   --------   --------
Income before income taxes and extraordinary
  item(s)....................................   18,068     61,477    102,007    161,792    162,962
Income tax expense...........................   12,270     19,608     36,877     61,150     76,332
                                               -------   --------   --------   --------   --------
Income from continuing operations............    5,798     41,869     65,130    100,642     86,630
Income from discontinued operations..........    6,621      6,926     18,768         --         --
                                               -------   --------   --------   --------   --------
Income before extraordinary item(s)..........   12,419     48,795     83,898    100,642     86,630
Extraordinary item(s), net of income taxes
  (2)........................................       --         --     (4,411)      (705)   (22,121)
                                               -------   --------   --------   --------   --------
Net income...................................  $12,419   $ 48,795   $ 79,487   $ 99,937   $ 64,509
                                               =======   ========   ========   ========   ========
Income per common share:
Basic:
  Continuing operations......................  $  0.05   $   0.29   $   0.43   $   0.65   $   0.53
  Discontinued operations....................     0.06       0.05       0.13         --         --
  Extraordinary item(s)......................       --         --      (0.03)     (0.01)     (0.14)
                                               -------   --------   --------   --------   --------
                                               $  0.11   $   0.34   $   0.53   $   0.64   $   0.39
                                               =======   ========   ========   ========   ========
Diluted:
  Continuing operations......................  $  0.05   $   0.29   $   0.43   $   0.63   $   0.52
  Discontinued operations....................  $  0.06       0.05       0.12         --         --
  Extraordinary item(s)......................       --         --      (0.03)        --      (0.13)
                                               -------   --------   --------   --------   --------
                                               $  0.11   $   0.34   $   0.52   $   0.63   $   0.39
                                               =======   ========   ========   ========   ========

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
BALANCE SHEET DATA:
Working capital.............................................  $  263,767    $  212,161
Total assets................................................   1,181,806     1,282,395
Total debt..................................................     567,857       100,532
Shareholders' equity........................................     495,012       987,733

---------------

(1) We developed four Abbreviated New Drug Applications which were filed with the FDA on behalf of Mallinkrodt Inc., predecessor to Tyco International Ltd., for a maximum of $2.5 million each paid upon FDA approval and validation of the process.
(2) Reflects loss on early extinguishment of debt in connection with the repayment of certain debt instruments during 1998, 1999, and 2000 of $4.4 million (net of taxes of $2.8 million), $705,000 (net of taxes of $445,000), and $12.8 million (net of taxes of $7.6 million), respectively. Additionally, reflects losses related to discontinuing Fluogen(R) of $9.4 million (net of taxes of $5.6 million) in 2000.
(3) Restated. See Note 1 to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the description of our business in Item 1 and the consolidated financial statements and related notes included elsewhere in this report. The discussion below also reflects the restatement of our consolidated statement of income for the year ended December 31, 2000 to reflect losses on disposed inventory as operating expense rather than as an extraordinary item. Historical results and percentage relationships set forth in the statement of income, including trends that might appear, are not necessarily indicative of future operations. Please see "Forward Looking Statements" and "Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

     Gross Profit

     Total gross profit (namely, revenues less cost of revenues, royalty expense and the nonrecurring write-off of inventory related to the discontinuance of Fluogen(R) increased $80.4 million, or 21.8%, to $449.0 million in 2000 from $368.6 million in 1999. Total gross profit excluding the nonrecurring inventory charge increased $109.1 million, or 29.6% to $477.7 million in 2000 from $368.6 million in 1999. The increase was primarily due to increased gross profit from branded pharmaceutical products. On September 27, 2000, we received notification from the FDA that we must cease manufacturing and distribution of Fluogen(R), an influenza vaccine, until we demonstrate compliance with related FDA regulations. In addition, the notification recommended that we properly dispose of Fluogen(R) inventory on hand. As a result of this notification, we decided to permanently discontinue Fluogen(R) production and distribution. We recorded a nonrecurring write-off of inventory of $28.7 million associated with these events (the "Nonrecurring Inventory Charge").

     Gross profit from branded pharmaceutical products increased $64.7 million, or 19.0%, to $405.4 million in 2000 from $340.7 million in 1999. Gross profit from branded pharmaceutical products excluding the Nonrecurring Inventory Charge increased $93.4 million, or 27.4%, to $434.1 million in 2000 from $340.7 million in 1999. This increase was primarily due to increases in gross profit from the Altace(R) and Levoxyl(R) product lines and a reduction in costs associated with the production of Fluogen(R) discontinued in 2000. While we expect continued growth in gross profit from our branded pharmaceuticals going forward, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to Altace(R), Levoxyl(R) and Thrombin-JMI(R), that could cause results to differ.

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

     Operating Costs and Expenses

     Total operating costs and expenses increased $132.9 million, or 43.9%, to $435.5 million in 2000 from $302.6 million in 1999. The increase was primarily due to increases in the costs associated with our growth, particularly an increase in the size of the sales force by approximately 100 representatives and the merger, restructuring, and other nonrecurring charges.

     Cost of revenues, including royalty expense and the Nonrecurring Inventory Charge, increased $27.5 million, or 19.1%, to $171.3 million in 2000 from $143.8 million in 1999. The increase was primarily due to the Nonrecurring Inventory Charge. As a percentage of revenues, cost of revenues, including royalty expense and the Nonrecurring Inventory Charge, decreased to 27.6% in 2000 from 28.1% in 1999 due to an increase in sales of higher margin products, offset by the Nonrecurring Inventory Charge in 2000.

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

     During the year ended December 31, 2000, we incurred merger, restructuring, and other nonrecurring charges of $56.1 million in 2000 relating to the tax-free pooling of interests transactions with Medco in February 2000 and Jones in August 2000. In addition, we incurred nonrecurring charges of $37.3 million relating to the discontinuance of the Fluogen(R) product and $6.1 million relating to the discontinuance of the development of Pallacor(TM) in 2000.

     Operating Income

     Operating income decreased $25.2 million, or 12.0%, to $184.7 million in 2000 from $209.9 million in 1999. Excluding the special nonrecurring charges described above, operating income increased $74.3 million, or 35.4%, to $284.2 million in 2000 from $209.9 million in 1999. This increase was primarily due to increased revenues from certain branded pharmaceutical products. As a percentage of net revenues, operating income decreased to 29.8% in 2000 from 41.0% in 1999 due to the special nonrecurring charges described above. Excluding merger, restructuring, and other nonrecurring charges described above in the amount of $99.5 million, operating income increased as a percentage of net revenues to 45.8% from 41.0% in 1999. While we believe operating income in 2001 will continue to grow due to increased net sales of our branded pharmaceutical products, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to branded pharmaceutical products such as Altace(R), Levoxyl(R) and Thrombin-JMI(R) that could cause results to differ.

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

     Income Tax Expense

     The effective tax rate in 2000 of 46.8% and 1999 of 37.8% was higher than the federal statutory rate of 35.0% primarily due to permanent differences related to certain nondeductible merger related costs in 2000 as well as state income taxes in both 2000 and 1999. We expect the tax rate in the future will be similar to the rate experienced in 1999.

     Income from Continuing Operations

     Due to the factors set forth above, income from continuing operations decreased $14.0 million, or 13.9%, to $86.6 million in 2000 from $100.6 million in 1999. Income from continuing operations excluding non-recurring charges increased $63.8 million, or 63.3% to $164.4 million in 2000 from $100.6 million in 1999.

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

     On September 27, 2000, we received notification from the FDA that we must cease manufacturing and distribution of Fluogen(R), an influenza vaccine, until we demonstrate compliance with related FDA regulations. As a result of this notification, we decided to permanently discontinue Fluogen(R) production and distribution. We recorded extraordinary losses on disposed and impaired assets associated with these events. The related losses were recorded in the year ended December 31, 2000 and amounted to $15.0 million ($9.4 million net of income tax benefit).

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

  Year ended December 31, 2000

     We generated net cash from operations of $181.4 million for the year ended December 31, 2000. Our net cash provided from operations was primarily the result of $64.5 million in net income, adjusted for non-cash depreciation and amortization of $41.9 million, amortization of deferred financing costs of $1.9 million, non-cash extraordinary charges of $28.3 million, non-cash nonrecurring charges of $37.2 million, an increase in accounts receivable of $31.2 million, an increase in inventories of $48.8 million, an increase in accrued expenses of $15.5 million, an increase in deferred revenue of $75.0 million, and a decrease in income taxes payable of $31.4 million.

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

     As discussed in Note 1, the Company has restated the consolidated statement of income for the year ended December 31, 2000 to reflect losses on disposed inventory as an operating expense rather than as an extraordinary item.

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 16, 2001, except for the
third paragraph of Note 1 which is
as of September 19, 2001

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

                           KING PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1998       1999        2000
                                                              --------   --------   ----------
                                                                                    (RESTATED)
Revenues:
  Net sales.................................................  $261,594   $480,815    $578,769
  Royalty revenue...........................................    27,544     31,650      41,474
  Development revenue.......................................     5,283         --          --
                                                              --------   --------    --------
          Total revenues....................................   294,421    512,465     620,243
                                                              --------   --------    --------
Operating costs and expenses:
  Costs of revenues, excluding royalty expense..............    86,316    136,473     133,500
  Nonrecurring charge - cost of revenues - inventory
     write-off..............................................        --         --      28,722
  Royalty expense...........................................     6,617      7,355       9,049
                                                              --------   --------    --------
          Total costs of revenues...........................    92,933    143,828     171,271
                                                              --------   --------    --------
  Selling, general and administrative.......................    59,445    107,219     132,868
  Depreciation and amortization.............................    15,566     33,864      41,942
  Research and development expense..........................    10,866     17,659      18,684
  Nonrecurring charge - research and development............        --         --       6,107
  Merger, restructuring, and other nonrecurring charges.....    10,500         --      64,643
                                                              --------   --------    --------
          Total operating costs and expenses................   189,310    302,570     435,515
                                                              --------   --------    --------
  Operating income..........................................   105,111    209,895     184,728
                                                              --------   --------    --------
Other income (expenses):
  Interest income...........................................     7,746     10,507      11,875
  Interest expense..........................................   (14,866)   (55,371)    (36,974)
  Other, net................................................     4,016     (3,239)      3,333
                                                              --------   --------    --------
          Total other expense...............................    (3,104)   (48,103)    (21,766)
                                                              --------   --------    --------
  Income before income taxes and extraordinary item(s)......   102,007    161,792     162,962
Income tax expense..........................................   (36,877)   (61,150)    (76,332)
                                                              --------   --------    --------
  Income from continuing operations.........................    65,130    100,642      86,630
  Income from discontinued operations.......................    18,768         --          --
                                                              --------   --------    --------
  Income before extraordinary item(s).......................    83,898    100,642      86,630
Extraordinary items:
  Extinguishment of debt, net of taxes of $2,787 for 1998,
     $445 for 1999, and $7,580 for 2000.....................    (4,411)      (705)    (12,768)
  Loss on disposed and impaired assets, net of taxes of
     $5,612.................................................        --         --      (9,353)
                                                              --------   --------    --------
Net income..................................................  $ 79,487   $ 99,937    $ 64,509
                                                              ========   ========    ========
Income per common share:
  Basic: Continuing operations..............................  $   0.43   $   0.65    $   0.53
         Discontinued operations............................      0.13         --          --
         Extraordinary item(s)..............................     (0.03)     (0.01)      (0.14)
                                                              --------   --------    --------
                                                              $   0.53   $   0.64    $   0.39
                                                              ========   ========    ========
  Diluted: Continuing operations............................  $   0.43   $   0.63    $   0.52
            Discontinued operations.........................      0.12         --          --
            Extraordinary item(s)...........................     (0.03)        --       (0.13)
                                                              --------   --------    --------
                                                              $   0.52   $   0.63    $   0.39
                                                              ========   ========    ========
Pro forma amounts assuming the accounting change (Note 21)
  was applied retroactively:
  Net income................................................  $ 77,768   $102,521    $ 64,509
                                                              ========   ========    ========
  Basic income per common share.............................  $   0.51   $   0.66    $   0.39
                                                              ========   ========    ========
  Diluted income per common share...........................  $   0.51   $   0.65    $   0.39
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

                                                                                ACCUMULATED      DUE
                                                                                   OTHER        FROM     COST OF
                                                                    RETAINED   COMPREHENSIVE   RELATED   TREASURY
                                             SHARES       AMOUNT    EARNINGS      INCOME        PARTY     STOCK      TOTAL
                                           -----------   --------   --------   -------------   -------   --------   --------
Balance, December 31, 1997...............  106,182,420   $179,243   $ 94,820       $ --        $(1,671)  $(6,676)   $265,716
  Issuance of common shares, net of
    expenses.............................    9,235,643     50,117         --         --             --        --      50,117
  Payments from Benevolent Fund..........           --         --         --         --          1,075        --       1,075
  Stock options exercised................      512,196      2,856         --         --             --        --       2,856
  Shares tendered in payment of option
    price................................      (10,791)        --         --         --             --        --          --
  Tax benefits of stock options
    exercised............................           --        353         --         --             --        --         353
  Cash dividend declared -- Jones........           --         --     (3,307)        --             --        --      (3,307)
  Purchase of stock held in treasury.....     (223,386)        --         --         --             --    (4,132)     (4,132)
  Net income.............................           --         --     79,487         --             --        --      79,487
                                           -----------   --------   --------       ----        -------   -------    --------
Balance, December 31, 1998...............  115,696,082    232,569    171,000         --           (596)  (10,808)    392,165
                                           -----------   --------   --------       ----        -------   -------    --------
Comprehensive income:
  Net income.............................           --         --     99,937         --             --        --      99,937
  Net unrealized change on marketable
    securities, net of tax...............           --         --         --        (94)            --        --         (94)
                                           -----------   --------   --------       ----        -------   -------    --------
        Total comprehensive income.......           --         --     99,937        (94)            --        --      99,843
                                           -----------   --------   --------       ----        -------   -------    --------
  3 for 2 common stock split declared
    July 13, 1999........................   15,994,942         --         --         --             --        --          --
  Stock options exercised................      934,279      7,184         --         --             --        --       7,184
  Shares tendered in payment of option
    price................................      (34,264)        --         --         --             --        --          --
  Amortization of unearned
    compensation.........................           --         74         --         --             --        --          74
  Tax benefits of stock options
    exercised............................           --      3,107         --         --             --        --       3,107
  Stock warrants exercised...............       40,542        540         --         --             --        --         540
  Payments from Benevolent Fund..........           --         --         --         --            596        --         596
  Retirement of treasury stock...........           --    (15,263)        --         --             --    15,263          --
  Purchase of stock held in treasury.....     (187,406)        --         --         --             --    (4,455)     (4,455)
  Cash dividend declared -- Jones........           --         --     (4,042)        --             --        --      (4,042)
                                           -----------   --------   --------       ----        -------   -------    --------
Balance, December 31, 1999...............  132,444,175    228,211    266,895        (94)            --        --     495,012
                                           -----------   --------   --------       ----        -------   -------    --------
Comprehensive income:
  Net income.............................           --         --     64,509         --             --        --      64,509
  Net unrealized change on marketable
    securities, net of tax...............           --         --         --         94             --        --          94
                                           -----------   --------   --------       ----        -------   -------    --------
        Total comprehensive income.......           --         --     64,509         94             --        --      64,603
                                           -----------   --------   --------       ----        -------   -------    --------
  3 for 2 common stock split.............   23,992,412         --         --         --             --        --          --
  Stock options exercised................    3,878,572     38,132         --         --             --        --      38,132
  Shares tendered in payment of option
    price................................      (31,808)        --         --         --             --        --          --
  Amortization of unearned
    compensation.........................           --         74         --         --             --        --          74
  Cash dividend declared -- Jones........           --         --     (2,619)        --             --        --      (2,619)
  Issuance of common shares..............   10,557,827    349,609         --         --             --        --     349,609
  Effect of acceleration of vesting
    options from restructuring...........           --      2,382         --         --             --        --       2,382
  Tax benefits of stock options
    exercised............................           --     40,540         --         --             --        --      40,540
                                           -----------   --------   --------       ----        -------   -------    --------
Balance, December 31, 2000...............  170,841,178   $658,948   $328,785       $ --        $    --   $    --    $987,733
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

     2000 Restatement. The Company has restated its consolidated statement of income for the year ended December 31, 2000 to reflect losses on disposed inventory as operating expense rather than as an extraordinary item. The impact of this change is as follows:

                                                                 AS          AS
                                                              REPORTED    RESTATED
                                                              --------    --------
Operating income............................................  $213,450    $184,728
                                                              ========    ========
Extraordinary items.........................................  $ 40,072    $ 22,121
                                                              ========    ========
Net income..................................................  $ 64,509    $ 64,509
                                                              ========    ========

     The impact of this change resulted in diluted earnings per share from continuing operations decreasing $0.11. Net income per share did not change.

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

                           KING PHARMACEUTICALS, INC.

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

                           KING PHARMACEUTICALS, INC.

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

                           KING PHARMACEUTICALS, INC.

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
                                                              ========    =======

                           KING PHARMACEUTICALS, INC.

  C. Discontinuance of Fluogen(R) Product

     On September 27, 2000, the Company received written notification from the FDA that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrates compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. This restructuring plan resulted in the elimination of approximately 160 employees of which approximately 110 were hourly and 50 were salaried. As a result of our decision to discontinue Fluogen(R) and as required by paragraph 60 of APB No. 16, the Company recorded extraordinary losses on disposed and impaired assets of $15.0 million, before tax benefit of $5.6 million, and a nonrecurring charge of $37.3 million for the year ended December 31, 2000. A summary of the types of costs accrued and incurred are summarized below:

                                                       PAYMENTS                    ACCRUED
                                         INCOME        THROUGH                    BALANCE AT
                                        STATEMENT    DECEMBER 31,                DECEMBER 31,
                                         IMPACT          2000        OTHER(1)        2000
                                        ---------    ------------    --------    ------------
Nonrecurring charges
Fluogen(R) inventory write-off........   $28,722        $   --       $28,722        $   --
Employee costs, including severance
  and acceleration of vesting of
  options.............................     6,505         1,235            --         5,270
Contractual commitments and cleanup
  activities..........................     2,106           810            --         1,296
Extraordinary charges
Goodwill impairment...................     5,055            --         5,055            --
Asset impairment......................     9,910            --         9,910            --
                                         -------        ------       -------        ------
          Total.......................   $52,298        $2,045       $43,687        $6,566
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

                                                             FOR THE YEAR ENDED
                                                --------------------------------------------
                                                DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                    1998            1999            2000
                                                ------------    ------------    ------------
Net revenues..................................    $509,708        $606,847        $651,919
                                                  ========        ========        ========
Net income before extraordinary item..........    $ 78,805        $121,978        $ 95,614
                                                  ========        ========        ========
Basic income per common share before
  extraordinary item..........................    $   0.52        $   0.78        $   0.59
                                                  ========        ========        ========
Diluted income per common share before
  extraordinary item..........................    $   0.51        $   0.77        $   0.57
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

14. INCOME TAXES

     The net income tax expense (benefit) is summarized as follows:

                                                       1998        1999        2000
                                                      -------     -------     -------
Current.............................................  $38,918     $61,918     $85,651
Deferred............................................   (2,041)       (768)     (9,319)
                                                      -------     -------     -------
          Total expense.............................  $36,877     $61,150     $76,332
                                                      =======     =======     =======

     A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income before income taxes and extraordinary item is as follows:

                                                       1998        1999        2000
                                                      -------     -------     -------
Federal statutory tax rate..........................     35.0%       35.0%       35.0%
State income taxes, net of federal benefit..........      2.5         2.9         3.1
Change in valuation allowance.......................     (5.7)        0.2          --
Nondeductible merger costs..........................       --          --         3.0
Other...............................................      4.4        (0.3)        5.7
                                                      -------     -------     -------
Effective tax rate..................................     36.2%       37.8%       46.8%
                                                      =======     =======     =======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                                1999        2000
                                                              --------     -------
Accrued expenses............................................  $  6,319     $12,790
State net operating loss carryforward.......................     1,648       1,885
Accrued liabilities.........................................     9,290      14,271
Federal tax credit carryforward.............................     1,150       1,592
Other.......................................................     2,875         381
                                                              --------     -------
          Total deferred tax assets.........................    21,282      30,919
                                                              --------     -------
Property, plant and equipment...............................    (8,138)    (10,908)
Intangible assets...........................................   (12,584)    (10,267)
Miscellaneous...............................................      (135)         --
                                                              --------     -------
          Total deferred tax liabilities....................   (20,857)    (21,175)
                                                              --------     -------
          Net deferred tax asset............................  $    425     $ 9,744
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

                           KING PHARMACEUTICALS, INC.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                    1998         1999          2000
                                                  --------    ----------    ----------
Total revenues:
  Branded pharmaceuticals.......................  $228,493    $  434,896    $  529,053
  Licensed products.............................    27,544        31,650        41,473
  Contract manufacturing........................    55,054        72,176        61,689
  All other.....................................     6,453         9,511         6,962
  Eliminations..................................   (23,123)      (35,768)      (18,934)
                                                  --------    ----------    ----------
       Consolidated total revenues..............  $294,421    $  512,465    $  620,243
                                                  ========    ==========    ==========
Gross profit (loss):
  Branded pharmaceuticals.......................  $173,607    $  340,731    $  405,358
  Licensed products.............................    22,671        25,990        34,453
  Contract manufacturing........................      (280)       (3,683)        6,357
  All other.....................................     5,490         5,599         2,804
                                                  --------    ----------    ----------
       Consolidated gross profit................  $201,488    $  368,637    $  448,972
                                                  ========    ==========    ==========

                                                                 AS OF DECEMBER 31,
                                                              ------------------------
                                                                 1999          2000
                                                              ----------    ----------
Total assets:
  Branded pharmaceuticals...................................  $1,008,412    $1,189,997
  Licensed products.........................................      77,162        10,723
  Contract manufacturing....................................      97,045        82,314
  All other.................................................       1,787           720
  Eliminations..............................................      (2,600)       (1,359)
                                                              ----------    ----------
       Consolidated total assets............................  $1,181,806    $1,282,395
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

                                                        1998        1999       2000
                                                       -------    --------    -------
Income before extraordinary item(s):
  As reported........................................  $83,898    $100,642    $86,630
                                                       =======    ========    =======
  Pro Forma..........................................  $80,344    $ 85,665    $62,611
                                                       =======    ========    =======
Net income:
  As reported........................................  $79,487    $ 99,937    $64,509
                                                       =======    ========    =======
  Pro Forma..........................................  $75,933    $ 84,960    $40,490
                                                       =======    ========    =======
Diluted income per share:
Income before extraordinary item(s):
  As reported........................................  $  0.55    $   0.63    $  0.52
                                                       =======    ========    =======
  Pro Forma..........................................  $  0.52    $   0.54    $  0.38
                                                       =======    ========    =======
Net income:
  As reported........................................  $  0.52    $   0.63    $  0.39
                                                       =======    ========    =======
  Pro Forma..........................................  $  0.50    $   0.54    $  0.24
                                                       =======    ========    =======

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

     The effect of SAB 101 on each of the quarters in the year 2000 are as follows:

                                                                                                       FOURTH
                                                                                                      QUARTER
                                     FIRST QUARTER        SECOND QUARTER         THIRD QUARTER         ENDED
                                         ENDED                 ENDED                 ENDED          DECEMBER 31,
                                    MARCH 31, 2000         JUNE 30, 2000      SEPTEMBER 30, 2000        2000
                                  -------------------   -------------------   -------------------   ------------
                                             ADJUSTED              ADJUSTED              ADJUSTED     ADJUSTED
                                    PRE        FOR        PRE        FOR        PRE        FOR          FOR
                                  SAB 101    SAB 101    SAB 101    SAB 101    SAB 101    SAB 101      SAB 101
                                  -------    --------   --------   --------   --------   --------   ------------
Total revenues..................  $137,175   $135,195   $154,776   $143,442   $162,631   $165,542     $176,064
Gross profit....................   106,168    104,820    114,736    105,856     97,723     99,760      138,536
Net income......................    10,639      9,796     31,984     26,435    (22,344)   (21,071)      49,349
Basic income per common
  share(1)......................  $   0.07   $   0.06   $   0.20   $   0.16   $  (0.13)  $  (0.13)    $   0.29
Diluted income per common
  share(1)......................  $   0.07   $   0.06   $   0.19   $   0.16   $  (0.13)  $  (0.12)    $   0.29
Shares used in basic income per
  share.........................   156,771    156,771    160,594    160,594    165,738    165,738      168,926
Shares used in diluted income
  per share.....................   160,396    160,396    164,076    164,076    169,584    169,584      171,885

     Certain reclassifications have been made to the pre SAB 101 amounts to conform the presentations of the pooled companies.

     The following table sets forth summary financial information for the year ended December 31, 1999:

1999 BY QUARTER                     FIRST      SECOND      THIRD       FOURTH
---------------                    -------    --------    --------    --------
Total revenues...................  $97,046    $116,224    $148,657    $150,537
Gross profit.....................   73,192      86,383     103,810     105,252
Operating income.................   41,645      50,358      61,814      56,078
Income before extraordinary
  item...........................   19,284      24,770      30,944      25,644
Net income.......................   18,579      24,770      30,944      25,644
Basic income per common share(1):
  Income before extraordinary
     item........................  $  0.12    $   0.16    $   0.20    $   0.16
  Net income.....................     0.12        0.16        0.20        0.16
Diluted income per common
  share(1).......................     0.12        0.16        0.20        0.16

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
                                        =========     ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                             DECEMBER 31, 1998                        DECEMBER 31, 1999
                            ----------------------------------------------------   -----------------------
                                        GUARANTOR     ELIMINATING       KING                   GUARANTOR
                              KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED     KING     SUBSIDIARIES
                            --------   ------------   -----------   ------------   --------   ------------
Revenues:
 Net sales................  $  9,456     $275,262      $ (23,124)     $261,594     $ 19,798     $496,784
 Royalty revenue..........        --       27,544             --        27,544           --       31,650
 Development revenue......       283        5,000             --         5,283           --           --
                            --------     --------      ---------      --------     --------     --------
       Total revenues.....     9,739      307,806        (23,124)      294,421       19,798      528,434
                            --------     --------      ---------      --------     --------     --------
Operating costs and
 expenses:
 Costs of revenues........     8,948      100,887        (23,519)       86,316       16,243      155,997
 Nonrecurring charge-cost
   of revenues-inventory
   write-off..............        --           --             --            --           --           --
 Royalty expense..........        --        6,617             --         6,617           --        7,355
                            --------     --------      ---------      --------     --------     --------
       Total costs of
        revenues..........     8,948      107,504        (23,519)       92,933       16,243      163,352
                            --------     --------      ---------      --------     --------     --------
 Selling, general and
   administrative.........    13,200       46,245             --        59,445       15,949       91,270
 Depreciation and
   amortization...........     1,618       13,553            395        15,566       12,910       20,954
 Research and
   development............        --       10,866             --        10,866           --       17,659
 Nonrecurring charge-
   research and
   development............        --           --             --            --           --           --
 Merger, restructuring and
   other nonrecurring
   charges................        --       10,500             --        10,500           --           --
                            --------     --------      ---------      --------     --------     --------
       Total operating
        costs and
        expenses..........    23,766      188,668        (23,124)      189,310       45,102      293,235
                            --------     --------      ---------      --------     --------     --------
Operating income..........   (14,027)     119,138             --       105,111      (25,304)     235,199
                            --------     --------      ---------      --------     --------     --------
Other income(expense):
 Interest income..........       143        7,603             --         7,746          338       10,169
 Interest expense.........   (14,936)          70             --       (14,866)     (55,621)         250
 Other, net...............         7        4,009             --         4,016           54       (3,293)
Equity in earnings of
 subsidiaries.............   103,620           --       (103,620)           --      176,211           --
 Intercompany interest
   (expense)..............    20,362      (20,362)            --            --        3,263       (3,263)
                            --------     --------      ---------      --------     --------     --------
       Total other
        income(expense)...   109,196       (8,680)      (103,620)       (3,104)     124,245        3,863
                            --------     --------      ---------      --------     --------     --------
Income before income taxes
 and extraordinary
 item(s)..................    95,169      110,458       (103,620)      102,007       98,941      239,062
Income tax (expense)
 benefit..................    (6,863)     (21,481)        (8,533)      (36,877)       1,701      (62,851)
                            --------     --------      ---------      --------     --------     --------
Income from continuing
 operations...............    88,306       88,977       (112,153)       65,130      100,642      176,211
Income from discontinued
 operations...............        --       18,768             --        18,768           --           --
                            --------     --------      ---------      --------     --------     --------
Income(loss) before
 extraordinary item(s)....    88,306      107,745       (112,153)       83,898      100,642      176,211
 Extraordinary item(s)....      (286)      (4,125)            --        (4,411)        (705)          --
                            --------     --------      ---------      --------     --------     --------
   Net income.............  $ 88,020     $103,620      $(112,153)     $ 79,487     $ 99,937     $176,211
                            ========     ========      =========      ========     ========     ========

                                DECEMBER 31, 1999                          DECEMBER 31, 2000
                            --------------------------   -----------------------------------------------------
                            ELIMINATING       KING                    GUARANTOR     ELIMINATING       KING
                              ENTRIES     CONSOLIDATED     KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                            -----------   ------------   ---------   ------------   -----------   ------------
Revenues:
 Net sales................   $ (35,767)     $480,815     $  19,021     $578,682      $ (18,934)     $578,769
 Royalty revenue..........          --        31,650            --       41,474             --        41,474
 Development revenue......          --            --            --           --             --            --
                             ---------      --------     ---------     --------      ---------      --------
       Total revenues.....     (35,767)      512,465        19,021      620,156        (18,934)      620,243
                             ---------      --------     ---------     --------      ---------      --------
Operating costs and
 expenses:
 Costs of revenues........     (35,767)      136,473        16,963      135,471        (18,934)      133,500
 Nonrecurring charge-cost
   of revenues-inventory
   write-off..............          --            --        28,722           --             --        28,722
 Royalty expense..........          --         7,355            --        9,049             --         9,049
                             ---------      --------     ---------     --------      ---------      --------
       Total costs of
        revenues..........     (35,767)      143,828        45,685      144,520        (18,934)      171,271
                             ---------      --------     ---------     --------      ---------      --------
 Selling, general and
   administrative.........          --       107,219        17,169      115,699             --       132,868
 Depreciation and
   amortization...........          --        33,864        21,423       20,519             --        41,942
 Research and
   development............          --        17,659         1,081       17,603             --        18,684
 Nonrecurring charge-
   research and
   development............          --            --            --        6,107             --         6,107
 Merger, restructuring and
   other nonrecurring
   charges................          --            --       (19,809)      84,452             --        64,643
                             ---------      --------     ---------     --------      ---------      --------
       Total operating
        costs and
        expenses..........     (35,767)      302,570        65,549      388,900        (18,934)      435,515
                             ---------      --------     ---------     --------      ---------      --------
Operating income..........          --       209,895       (46,528)     231,256             --       184,728
                             ---------      --------     ---------     --------      ---------      --------
Other income(expense):
 Interest income..........          --        10,507         2,647        9,228             --        11,875
 Interest expense.........          --       (55,371)      (37,457)         483             --       (36,974)
 Other, net...............          --        (3,239)        1,967        1,366             --         3,333
Equity in earnings of
 subsidiaries.............    (176,211)           --       188,010           --       (188,010)           --
 Intercompany interest
   (expense)..............          --            --         6,082       (6,082)            --            --
                             ---------      --------     ---------     --------      ---------      --------
       Total other
        income(expense)...    (176,211)      (48,103)      161,249        4,995       (188,010)      (21,766)
                             ---------      --------     ---------     --------      ---------      --------
Income before income taxes
 and extraordinary
 item(s)..................    (176,211)      161,792       114,721      236,251       (188,010)      162,962
Income tax (expense)
 benefit..................          --       (61,150)      (28,091)     (48,241)            --       (76,332)
                             ---------      --------     ---------     --------      ---------      --------
Income from continuing
 operations...............    (176,211)      100,642        86,630      188,010       (188,010)       86,630
Income from discontinued
 operations...............          --            --            --           --             --            --
                             ---------      --------     ---------     --------      ---------      --------
Income(loss) before
 extraordinary item(s)....    (176,211)      100,642        86,630      188,010       (188,010)       86,630
 Extraordinary item(s)....          --          (705)      (22,121)          --             --       (22,121)
                             ---------      --------     ---------     --------      ---------      --------
   Net income.............   $(176,211)     $ 99,937     $  64,509     $188,010      $(188,010)     $ 64,509
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

                                          KING PHARMACEUTICALS, INC.

                                          By:      /s/ JOHN M. GREGORY
                                            ------------------------------------
                                                      John M. Gregory
                                                   Chairman of the Board
                                                and Chief Executive Officer

                                          By:     /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                                     James R. Lattanzi
                                                  Chief Financial Officer

September 20, 2001

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