Form 10-Q
period 2001-09-30
KING PHARMACEUTICALS INC
filed 2001-11-14
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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
       (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)
        501 FIFTH STREET, BRISTOL TN                               37620
  (Address of principal executive offices)                      (Zip Code)

      Registrant's telephone number, including area code:  (423) 989-8000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Registrant's common stock as of November 12, 2001: 245,632,409

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   19,986      $   76,395
  Accounts receivable, net of allowance for doubtful
     accounts of $6,200 and $5,000..........................      131,533         120,702
  Inventories...............................................       96,972          65,089
  Deferred income taxes.....................................       16,862          26,733
  Prepaid expenses and other current assets.................        6,005          28,324
                                                               ----------      ----------
          Total current assets..............................      271,358         317,243
                                                               ----------      ----------
Property, plant and equipment, net..........................      138,977         128,521
Intangible assets, net......................................    1,047,965         790,324
Other assets................................................       65,813          46,307
                                                               ----------      ----------
          Total assets......................................   $1,524,113      $1,282,395
                                                               ==========      ==========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................   $   17,104      $   25,010
  Accrued expenses..........................................      107,218          78,545
  Income taxes payable......................................       39,189              --
  Current portion of long-term debt.........................        1,509           1,527
                                                               ----------      ----------
          Total current liabilities.........................      165,020         105,082
                                                               ----------      ----------
Long-term debt:
  Senior Subordinated Notes.................................       96,382          96,382
  Other.....................................................        2,257           2,623
Deferred income taxes.......................................       17,074          16,989
Other liabilities...........................................       66,327          73,586
                                                               ----------      ----------
          Total liabilities.................................      347,060         294,662
                                                               ----------      ----------
Commitments and contingencies (notes 5 and 6)
  Shareholders' equity......................................    1,177,053         987,733
                                                               ----------      ----------
          Total liabilities and shareholders' equity........   $1,524,113      $1,282,395
                                                               ==========      ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                                              -------------------   -------------------
                                                                2001     2000(1)      2001     2000(1)
                                                              --------   --------   --------   --------
Revenues:
  Net sales.................................................  $218,481   $156,323   $581,887   $412,089
  Royalty revenue...........................................    11,608      9,219     36,028     32,090
                                                              --------   --------   --------   --------
         Total revenues.....................................   230,089    165,542    617,915    444,179
                                                              --------   --------   --------   --------
Operating costs and expenses:
  Cost of revenues, including royalty expense of $2,113,
    $2,533, $8,230 and $7,050...............................    47,348     37,060    129,108    105,021
  Nonrecurring charge - cost of revenues - inventory
    write-off...............................................     2,059     28,722      2,059     28,722
                                                              --------   --------   --------   --------
         Total cost of revenues.............................    49,407     65,782    131,167    133,743
  Selling, general and administrative.......................    33,079     31,159     95,469     95,160
  Co-promotion fees.........................................    24,703         --     62,552         --
  Co-promotion marketing expense............................     3,843         --     14,302         --
  Depreciation and amortization.............................    12,685     11,808     35,481     30,586
  Research and development..................................     7,417      6,019     17,932     15,700
  Research and development - Special license rights.........        --         --      3,000         --
  Nonrecurring charge - Research and development............        --      6,107         --      6,107
  Merger, restructuring, and other nonrecurring charges.....     3,279     42,349      3,279     64,643
                                                              --------   --------   --------   --------
         Total operating costs and expenses.................   134,413    163,224    363,182    345,939
                                                              --------   --------   --------   --------
  Operating income..........................................    95,676      2,318    254,733     98,240
                                                              --------   --------   --------   --------
Other income (expense):
  Interest income...........................................     2,164      3,105      7,743     10,109
  Interest expense..........................................    (3,358)    (9,684)    (8,949)   (33,840)
  Other, net................................................     3,558      2,285      6,502      2,171
                                                              --------   --------   --------   --------
         Total other income (expense).......................     2,364     (4,294)     5,296    (21,560)
                                                              --------   --------   --------   --------
Income before income taxes, extraordinary item and
  cumulative effect of change in accounting principle.......    98,040     (1,976)   260,029     76,680
Income tax expense..........................................   (36,569)    (7,181)   (96,991)   (44,921)
                                                              --------   --------   --------   --------
Income before extraordinary item and cumulative effect of
  change in accounting principle............................    61,471     (9,157)   163,038     31,759
Extraordinary items:
  Extinguishment of debt, net of taxes of $1,500 and $4,347,
    respectively............................................        --     (2,561)        --     (7,246)
  Loss on disposed and impaired assets, net of taxes of
    $5,612..................................................        --     (9,353)        --     (9,353)
                                                              --------   --------   --------   --------
Income before cumulative effect of change in accounting
  principle.................................................    61,471    (21,071)   163,038     15,160
Cumulative effect of change in accounting principle, net of
  taxes of $325.............................................        --         --       (545)        --
                                                              --------   --------   --------   --------
Net income..................................................  $ 61,471   $(21,071)  $162,493   $ 15,160
                                                              ========   ========   ========   ========
Income per common share:
  Basic:
    Income before extraordinary item and cumulative effect
      of change in accounting principle.....................  $   0.27   $  (0.04)  $   0.71   $   0.15
    Extraordinary item......................................        --      (0.06)        --      (0.08)
    Cumulative effect of change in accounting principle.....        --         --         --         --
                                                              --------   --------   --------   --------
    Net income..............................................  $   0.27   $  (0.10)  $   0.71   $   0.07
                                                              ========   ========   ========   ========
  Diluted:
    Income before extraordinary item and cumulative effect
      of change in accounting principle.....................  $   0.27   $  (0.04)  $   0.70   $   0.15
    Extraordinary item......................................        --      (0.06)        --      (0.08)
    Cumulative effect of change in accounting principle.....        --         --         --         --
                                                              --------   --------   --------   --------
    Net income..............................................  $   0.27   $  (0.10)  $   0.70   $   0.07
                                                              ========   ========   ========   ========

---------------

(1) Restated; see Note 1 to financial statements.

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             RETAINED
                                                      SHARES       AMOUNT    EARNINGS     TOTAL
                                                    -----------   --------   --------   ----------
Balance at December 31, 2000......................  170,841,178   $658,948   $328,785   $  987,733
4 for 3 stock split (Note 10).....................   56,941,365       (418)        --         (418)
Net income and total comprehensive income.........           --         --    162,493      162,493
Exercise of stock options.........................    1,646,643     21,689         --       21,689
Effect of acceleration of vesting of stock
  options.........................................           --      5,556         --        5,556
                                                    -----------   --------   --------   ----------
Balance at September 30, 2001.....................  229,429,186   $685,775   $491,278   $1,177,053
                                                    ===========   ========   ========   ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2001       2000
                                                              --------   ---------
Cash flows from operating activities........................  $250,623   $  92,854
                                                              --------   ---------
Cash flows from investing activities:
  Purchase of investment securities.........................        --    (142,922)
  Proceeds from maturity and sale of investment
     securities.............................................        --     258,020
  Convertible senior note...................................   (10,000)         --
  Loans receivable..........................................   (15,000)         --
  Purchases of property, plant and equipment................   (20,222)    (13,116)
  Purchase of intangible assets.............................  (286,500)   (204,000)
  Proceeds from sale of product rights......................     3,332          --
  Proceeds from sale of assets..............................     1,446         441
                                                              --------   ---------
          Net cash used in investing activities.............  (326,944)   (101,577)
                                                              --------   ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility...................    75,000     114,000
  Payments on revolving credit facility.....................   (75,000)   (159,000)
  Proceeds from issuance of common shares and exercise of
     stock options, net.....................................    21,689     263,157
  Payments of cash dividends - Jones........................        --      (2,619)
  Payments on other long-term debt and capital lease
     obligations............................................      (384)   (354,641)
  Proceeds from bridge loan facility........................        --      25,000
  Debt issuance costs.......................................        --        (850)
  Other.....................................................    (1,393)         --
                                                              --------   ---------
          Net cash provided by (used in) financing
           activities.......................................    19,912    (114,953)
                                                              --------   ---------
Increase in cash and cash equivalents.......................   (56,409)   (123,676)
Cash and cash equivalents, beginning of period..............    76,395     131,723
                                                              --------   ---------
Cash and cash equivalents, end of period....................  $ 19,986   $   8,047
                                                              ========   =========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)

1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K/A. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

  2000 Restatement

     The Company has restated its consolidated statement of income for the three and nine months ended September 30, 2000 to reflect losses on disposed inventory as operating expense rather than as an extraordinary item. The impact of this change is as follows:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                SEPTEMBER 30, 2000    SEPTEMBER 30, 2000
                                                -------------------   -------------------
                                                REPORTED   RESTATED   REPORTED   RESTATED
                                                --------   --------   --------   --------
Operating income..............................  $ 31,040   $  2,318   $126,962   $ 98,240
                                                --------   --------   --------   --------
Extraordinary items...........................  $(29,865)  $(11,914)  $(34,550)  $(16,599)
                                                --------   --------   --------   --------
Net income....................................  $(21,071)  $(21,071)  $ 15,160   $ 15,160
                                                --------   --------   --------   --------

2.  EARNINGS PER SHARE

     The basic and diluted income per common share was determined using the following share data:

                                              THREE MONTHS ENDED    NINE MONTHS ENDED
                                                SEPTEMBER 30,         SEPTEMBER 30,
                                              ------------------    ------------------
                                               2001       2000       2001       2000
                                              -------    -------    -------    -------
Basic income per common share:
  Weighted average common shares............  229,303    220,978    228,692    214,707
                                              =======    =======    =======    =======
Diluted income per common share:
  Weighted average common shares............  229,303    220,978    228,692    214,707
  Effect of stock options...................    2,409         --(1)   2,463      4,868
                                              -------    -------    -------    -------
  Weighted average common shares plus
     assumed conversions....................  231,712    220,978    231,155    219,575
                                              =======    =======    =======    =======

---------------

(1) The assumed exercise of stock options has an antidilutive effect on earnings per share.

                           KING PHARMACEUTICALS, INC.

3.  INVENTORIES

     Inventory consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Finished goods (including $13,823 and $6,821 of sample
  inventory, respectively)..................................     $62,539        $49,825
  Work-in-process...........................................       9,959          6,662
  Raw materials.............................................      24,474          8,602
                                                                 -------        -------
                                                                 $96,972        $65,089
                                                                 =======        =======

4.  ACQUISITIONS/INTANGIBLE ASSETS

     On August 8, 2001, the Company acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb ("BMS") for $285.0 million plus approximately $1.5 million of expenses. The products acquired include BMS's rights in the United States to Corzide(R), Delestrogen(R), and Florinef(R). King acquired also a fully paid license to and trademark for Corgard(R) in the United States. The acquisition was financed with a combination of borrowings under its senior secured credit facility and cash on hand.

     On June 22 and July 7, 2000, the Company acquired the sales and marketing rights, respectively, of Nordette(R), Wycillin(R), and Bicillin(R) from American Home Products Corporation ("AHP") for $200.0 million plus assumed liabilities of $3.0 million. This acquisition was financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to AHP, $37.5 million of the proceeds from the sale of stock to AHP, $25.0 million received in connection with the co-promotion agreement with AHP, $90.0 million from the revolving credit facility and $12.5 million in excess cash from operations.

     The following unaudited pro forma summary presents the financial information as if the acquisition of the Corzide(R), Delestrogen(R), Florinef(R), Corgard(R), Nordette(R), Wycillin(R) and Bicillin(R) product lines had occurred as of January 1, 2000. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2000, nor is it indicative of future results.

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Net revenues..................................  $234,183   $186,105   $632,979   $499,481
                                                --------   --------   --------   --------
Net income (loss) before extraordinary item...  $ 62,880   $     70   $165,734   $ 64,431
                                                --------   --------   --------   --------
Basic income per common share.................  $   0.27   $   0.00   $   0.72   $   0.30
                                                --------   --------   --------   --------
Diluted income per common share...............  $   0.27   $   0.00   $   0.72   $   0.29
                                                --------   --------   --------   --------

                           KING PHARMACEUTICALS, INC.

     Intangible assets consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Trademarks and product rights...............................   $1,048,190       $762,669
  Patents...................................................       80,000         80,000
  Goodwill..................................................       16,251         16,251
  Other intangibles.........................................        8,648          8,648
                                                               ----------       --------
                                                                1,153,089        867,568
  Less accumulated amortization.............................     (105,124)       (77,244)
                                                               ----------       --------
                                                               $1,047,965       $790,324
                                                               ==========       ========

5.  MERGERS, RESTRUCTURING AND NONRECURRING CHARGES

  A. Merger with Medco

     On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco"). The Medco merger was accounted for as a pooling of interests. In connection with this transaction the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred and the actual cash payments made in 2001 as well as the remaining accrued balances at September 30, 2001 are summarized below:

                                                    ACCRUED      JANUARY 1, 2001      ACCRUED
                                                   BALANCE AT        THROUGH        BALANCE AT
                                                  DECEMBER 31,    SEPTEMBER 30,    SEPTEMBER 30,
                                                      2000        2001 PAYMENTS        2001
                                                  ------------   ---------------   -------------
Transaction costs...............................     $  797           $ --             $797
Employee costs and other........................        439            439               --
                                                     ------           ----             ----
          Total.................................     $1,236           $439             $797
                                                     ======           ====             ====

  B. Merger with Jones

     On August 31, 2000, the Company completed a merger with Jones Pharma Incorporated ("Jones"). The Jones merger was accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $35,317 for the nine months ended September 30, 2000. Additionally, during the third quarter of 2001, the Company recorded employee costs related to the integration of Jones resulting in a charge of $3.3 million. This additional integration resulted in the elimination of 43 employees. The types of costs incurred and the actual cash payments made in 2001 as well as the remaining accrued balances at September 30, 2001 are summarized below:

                                                         ADDITIONAL     ACTIVITY
                                            ACCRUED      CHARGE IN     JANUARY 1,        ACCRUED
                                           BALANCE AT      THIRD      2001 THROUGH     BALANCE AT
                                          DECEMBER 31,    QUARTER     SEPTEMBER 30,   SEPTEMBER 30,
                                              2000        OF 2001         2001            2001
                                          ------------   ----------   -------------   -------------
Transaction costs.......................     $  620        $   --        $  620            $ --
Employee costs, including severance and
  acceleration of vesting of stock
  options...............................      3,707         3,279         6,986              --
                                             ------        ------        ------            ----
          Total.........................     $4,327        $3,279        $7,606            $ --
                                             ======        ======        ======            ====

     All activity was paid in cash except for $3.9 million for the acceleration of vesting for stock options.

                           KING PHARMACEUTICALS, INC.

     The following information presents certain unaudited financial data of the separate companies during the three and nine months of 2000 (through date of acquisition):

                                                          THREE MONTHS         NINE MONTHS
                                                             ENDED                ENDED
                                                       SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                       ------------------   ------------------
Net Revenues:
  Medco (through date of acquisition)................       $    --              $  9,169
  Jones (through date of acquisition)................        32,809               130,175
                                                            -------              --------
          Total......................................       $32,809              $139,344
                                                            =======              ========
Net Income:
                                                            -------              --------
  Medco (through date of acquisition)................       $    --              $  7,244
  Jones (through date of acquisition)................         6,276                45,584
                                                            -------              --------
          Total......................................       $ 6,276              $ 52,828
                                                            =======              ========

  C. Discontinuance of Fluogen(R) Product

     On September 27, 2000, the Company received written notification from the United States Food and Drug Administration ("FDA") that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrated compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. This restructuring plan resulted in the elimination of approximately 160 employees of which approximately 110 were hourly and 50 were salaried. As a result of these events, the Company recorded extraordinary losses on disposed and impaired assets of $15.0 million, before tax benefit of $5.6 million, and a nonrecurring charge of $37.3 million for the year ended December 31, 2000. A summary of the types of costs incurred in 2001 and the remaining accrued balances at September 30, 2001 are summarized below:

                                               ACCRUED                                ACCRUED
                                              BALANCE AT                            BALANCE AT
                                             DECEMBER 31,                          SEPTEMBER 30,
                                                 2000       PAYMENTS   OTHER (1)       2001
                                             ------------   --------   ---------   -------------
Nonrecurring charges
Employee costs, including severance and
  acceleration of vesting of stock
  options..................................     $5,270       $4,412      $858         $   --
Contractual commitments and cleanup
  activities...............................      1,296          288        --          1,008
                                                ------       ------      ----         ------
          Total............................     $6,566       $4,700      $858         $1,008
                                                ======       ======      ====         ======

---------------

(1) Includes reclassification for acceleration of vesting for stock options to shareholders' equity.

  D. Discontinuance of Pallacor(TM) Research and Development Efforts

     In September 2000 management decided to discontinue the research and development efforts relating to Pallacor(TM) due to its inability to out-license rights to the product and its assessment of the significance of projected research and development costs relative to the likelihood of the project's success resulting in a nonrecurring research and development charge of $6.1 million. At December 31, 2000 and September 30, 2001 the Company has $4.7 million and $0.3 million, respectively, accrued for all estimated remaining contractual commitments associated with Pallacor(TM).

                           KING PHARMACEUTICALS, INC.

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

     In addition, Jones, a wholly-owned subsidiary of the Company is a defendant in more than 1,100 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

     While the Company cannot predict the outcome of these suits, management believes that the claims against Jones are without merit and intends to vigorously pursue all defenses available. The Company is unable to disclose an aggregate dollar amount of damages claimed. Many of the complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against Jones. The Company, at this time, cannot provide an aggregate dollar amount of damages claimed or a reasonable estimate of possible losses related to the lawsuits.

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

7.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Senior subordinated notes...................................    $ 96,382        $ 96,382
Notes payable to former owners, due in equal annual
  installments of principal and interest (at a rate of 6%)
  of $1,226 through December 2003...........................       3,276           3,276
Various capital leases with interest rates ranging from 8.3%
  to 12.7% and maturing at various times through 2002.......         490             869
Other notes payable.........................................          --               5
                                                                --------        --------
                                                                 100,148         100,532
          Less current portion..............................       1,509           1,527
                                                                --------        --------
                                                                $ 98,639        $ 99,005
                                                                ========        ========

     As a result of prepayments under the Senior Credit Facility, during the three months and nine months ended September 30, 2000, an extraordinary charge of $2.6 million and $7.2 million, net of related tax benefits, associated with the write-off of certain unamortized deferred financing costs was recorded.

     As of September 30, 2001 the Company has $100.0 million of availability under the Senior Credit Facility. See footnote 14 for subsequent events.

8.  SEGMENT REPORTING

     The Company's business is classified into three reportable segments; Branded Pharmaceuticals, Contract Manufacturing, and Licensed Products. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, women's health/endocrinology, anti-infective and critical care. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Licensed products represent products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for royalty payments

                           KING PHARMACEUTICALS, INC.

on product sales. The classification "all other" primarily includes generic pharmaceutical products and development services.

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Total Revenues:
  Branded pharmaceuticals.....................  $211,479   $143,765   $560,096   $373,203
  Licensed products...........................    11,608      9,219     36,028     32,090
  Contract manufacturing......................    22,252     15,421     53,450     47,088
  All other...................................       702        848      2,204      6,103
  Eliminations................................   (15,952)    (3,711)   (33,863)   (14,305)
                                                --------   --------   --------   --------
          Consolidated total revenues.........  $230,089   $165,542   $617,915   $444,179
                                                ========   ========   ========   ========
Gross profit:
  Branded pharmaceuticals.....................  $172,518   $ 89,471   $462,841   $275,718
  Licensed products...........................     9,961      7,305     29,218     26,669
  Contract manufacturing......................    (1,793)     2,809     (5,461)     5,301
  All other...................................        (4)       175        150      2,748
                                                --------   --------   --------   --------
          Consolidated gross profit...........  $180,682   $ 99,760   $486,748   $310,436
                                                ========   ========   ========   ========

                                                                  AS OF          AS OF
                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
Total assets:
  Branded pharmaceuticals...................................   $1,409,323      $1,189,997
  Licensed products.........................................       13,361          10,723
  Contract manufacturing....................................      103,526          82,314
  All other.................................................           84             720
  Eliminations..............................................       (2,181)         (1,359)
                                                               ----------      ----------
          Consolidated total assets.........................   $1,524,113      $1,282,395
                                                               ==========      ==========

     The following represents revenues by therapeutic area:

                                                THREE MONTHS ENDED     NINE MONTHS ENDED
                                                   SEPTEMBER 30,         SEPTEMBER 30,
                                                -------------------   -------------------
                                                  2001       2000       2001       2000
                                                --------   --------   --------   --------
Total Revenues:
  Cardiovascular..............................  $ 93,480   $ 62,040   $246,534   $150,866
  Women's health/endocrinology................    61,361     45,373    156,916    113,028
  Anti-infective..............................    36,268     23,752    107,792     75,758
  Critical care...............................    24,500     15,963     63,476     46,569
  Other.......................................    14,480     18,414     43,197     57,958
                                                --------   --------   --------   --------
          Consolidated total revenues.........  $230,089   $165,542   $617,915   $444,179
                                                ========   ========   ========   ========

                           KING PHARMACEUTICALS, INC.

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

11.  OTHER THIRD QUARTER TRANSACTIONS

     In the third quarter, the Company recognized a gain of approximately $6.2 million on its primary derivative, a $20.0 million convertible senior note from Novavax, Inc., which has been recognized as other income in the accompanying financial statements.

     The Company incurred a non-recurring inventory charge of $2.1 million in the third quarter related to the write-off of obsolete Levoxyl(R) inventory. The U.S. Food and Drug Administration ("FDA") approved the new drug application for a new formulation of Levoxyl(R) on May 25, 2001. Pursuant to FDA guidance, the Company may distribute only the FDA approved new formulation of Levoxyl(R) after August 14, 2001. This non-recurring charge is included in total cost of revenues in the accompanying financial statements.

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

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually

                           KING PHARMACEUTICALS, INC.

for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. In accordance with SFAS 142, the Company has implemented the standard for acquisitions in the third quarter of 2001 related to the Corgard(R), Corzide(R), Delestrogen(R) and Florinef(R) products. The purchase price allocation among the products acquired, the determination as to whether the useful life is indefinite or finite and the assignment of lives to the intangibles designated as having finite lives under SFAS No. 142 are preliminary and subject to further evaluation and interpretation. The Company is in the process of reviewing the impact of this pronouncement on previous acquisitions.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is in the process of reviewing the impact of these pronouncements.

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

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                DECEMBER 31, 2000                         SEPTEMBER 30, 2001
                              ------------------------------------------------------   -------------------------
                                            GUARANTOR     ELIMINATING       KING                     GUARANTOR
                                 KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                              ----------   ------------   -----------   ------------   ----------   ------------
                                                                                              (UNAUDITED)
ASSETS
Current assets:
  Cash and cash
    equivalents.............  $   82,316    $   (5,921)   $        --    $   76,395    $   25,677     $ (5,691)
  Accounts receivable,
    net.....................       7,027       115,034         (1,359)      120,702         5,761      127,953
  Inventories...............       3,856        61,233             --        65,089        22,065       74,907
  Deferred income taxes.....      23,939         2,794             --        26,733        14,234        2,628
  Prepaid expenses and other
    current assets..........      39,637       (11,313)            --        28,324         2,352        3,653
                              ----------    ----------    -----------    ----------    ----------     --------
         Total current
           assets...........     156,775       161,827         (1,359)      317,243        70,089      203,450
                              ----------    ----------    -----------    ----------    ----------     --------
Property, plant, and
  equipment, net............      28,831        99,690             --       128,521        38,041      100,936
Intangible assets, net......     418,895       371,429             --       790,324       688,771      359,194
Investment in
  subsidiaries..............     911,602            --       (911,602)           --     1,146,248           --
Other assets................      24,940        21,367             --        46,307        43,851       21,962
                              ----------    ----------    -----------    ----------    ----------     --------
         Total assets.......  $1,541,043    $  654,313    $  (912,961)   $1,282,395    $1,987,000     $685,542
                              ==========    ==========    ===========    ==========    ==========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........  $    2,080    $   24,289    $    (1,359)   $   25,010    $    2,542     $ 16,743
  Accrued expenses..........      13,048        65,497             --        78,545         3,050      104,168
  Income taxes payable......          --            --             --            --       (10,700)      49,889
  Current portion of
    long-term debt..........       1,498            29             --         1,527         1,489           20
                              ----------    ----------    -----------    ----------    ----------     --------
         Total current
           liabilities......      16,626        89,815         (1,359)      105,082        (3,619)     170,820
                              ----------    ----------    -----------    ----------    ----------     --------
Long-term debt..............      98,992            13             --        99,005        98,639           --
Deferred income taxes.......      14,592         2,397             --        16,989        14,592        2,482
Other liabilities...........      71,714         1,872             --        73,586        66,327           --
Intercompany (receivable)
  payable...................     351,386      (351,386)            --            --       634,008     (634,008)
                              ----------    ----------    -----------    ----------    ----------     --------
         Total
           liabilities......     553,310      (257,289)        (1,359)      294,662       809,947     (460,706)
                              ----------    ----------    -----------    ----------    ----------     --------
Shareholders' equity........     987,733       911,602       (911,602)      987,733     1,177,053    1,146,248
                              ----------    ----------    -----------    ----------    ----------     --------
         Total liabilities
           and shareholders'
           equity...........  $1,541,043    $  654,313    $  (912,961)   $1,282,395    $1,987,000     $685,542
                              ==========    ==========    ===========    ==========    ==========     ========

                                  SEPTEMBER 30, 2001
                              --------------------------
                              ELIMINATING       KING
                                ENTRIES     CONSOLIDATED
                              -----------   ------------
                                     (UNAUDITED)
ASSETS
Current assets:
  Cash and cash
    equivalents.............  $        --    $   19,986
  Accounts receivable,
    net.....................       (2,181)      131,533
  Inventories...............           --        96,972
  Deferred income taxes.....           --        16,862
  Prepaid expenses and other
    current assets..........           --         6,005
                              -----------    ----------
         Total current
           assets...........       (2,181)      271,358
                              -----------    ----------
Property, plant, and
  equipment, net............           --       138,977
Intangible assets, net......           --     1,047,965
Investment in
  subsidiaries..............   (1,146,248)           --
Other assets................           --        65,813
                              -----------    ----------
         Total assets.......  $(1,148,429)   $1,524,113
                              ===========    ==========
LIABILITIES AND SHAREHOLDERS
Current liabilities:
  Accounts payable..........  $    (2,181)   $   17,104
  Accrued expenses..........           --       107,218
  Income taxes payable......           --        39,189
  Current portion of
    long-term debt..........           --         1,509
                              -----------    ----------
         Total current
           liabilities......       (2,181)      165,020
                              -----------    ----------
Long-term debt..............           --        98,639
Deferred income taxes.......           --        17,074
Other liabilities...........           --        66,327
Intercompany (receivable)
  payable...................           --            --
                              -----------    ----------
         Total
           liabilities......       (2,181)      347,060
                              -----------    ----------
Shareholders' equity........   (1,146,248)    1,177,053
                              -----------    ----------
         Total liabilities
           and shareholders'
           equity...........  $(1,148,429)   $1,524,113
                              ===========    ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                       CONSOLIDATING STATEMENTS OF INCOME

                                  THREE MONTHS ENDED SEPTEMBER 30, 2000
                           ----------------------------------------------------
                                       GUARANTOR     ELIMINATING       KING
                             KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                           --------   ------------   -----------   ------------
                                               (UNAUDITED)
Revenues:
  Net sales.............   $  3,984     $154,585       $(2,246)      $156,323
  Royalty revenue.......         --        9,219            --          9,219
                           --------     --------       -------       --------
        Total
          revenues......      3,984      163,804        (2,246)       165,542
                           --------     --------       -------       --------
Operating costs and
  expenses:
  Costs of revenues.....      4,174       63,854        (2,246)        65,782
  Selling, general and
    administrative
    (including co-
    promotion
    expenses)...........      3,560       27,599            --         31,159
  Depreciation and
    amortization........      5,659        6,149            --         11,808
  Research and
    development.........        315        5,704            --          6,019
  Research and
  development -- Special
    license rights......         --           --            --             --
  Nonrecurring charge --
    research and
    development.........         --        6,107            --          6,107
  Merger, restructuring
    and other
    nonrecurring
    charges.............    (26,034)      68,383            --         42,349
                           --------     --------       -------       --------
        Total operating
          costs and
          expenses......    (12,326)     177,796        (2,246)       163,224
                           --------     --------       -------       --------
Operating income........     16,310      (13,992)           --          2,318
                           --------     --------       -------       --------
Other income (expense):
  Interest income.......        385        2,720            --          3,105
  Interest expense......     (9,683)          (1)           --         (9,684)
  Other, net............      2,564         (279)           --          2,285
  Equity in earnings of
    subsidiaries........    (12,634)          --        12,634             --
  Intercompany interest
    (expense)...........      1,793       (1,793)           --             --
                           --------     --------       -------       --------
        Total other
          income
          (expense).....    (17,575)         647        12,634         (4,294)
                           --------     --------       -------       --------
Income before income
  taxes and
  extraordinary item....     (1,265)     (13,345)       12,634         (1,976)
Income tax (expense)
  benefit...............     (7,892)         711            --         (7,181)
                           --------     --------       -------       --------
Income before
  extraordinary item....     (9,157)     (12,634)       12,634         (9,157)
Extraordinary item......    (11,914)          --            --        (11,914)
                           --------     --------       -------       --------
        Net income......   $(21,071)    $(12,634)      $12,634       $(21,071)
                           ========     ========       =======       ========

                                 THREE MONTHS ENDED SEPTEMBER 30, 2001
                          ----------------------------------------------------
                                      GUARANTOR     ELIMINATING       KING
                            KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                          --------   ------------   -----------   ------------
                                              (UNAUDITED)
Revenues:
  Net sales.............  $  7,220     $217,190      $ (5,929)      $218,481
  Royalty revenue.......        --       11,608            --         11,608
                          --------     --------      --------       --------
        Total
          revenues......     7,220      228,798        (5,929)       230,089
                          --------     --------      --------       --------
Operating costs and
  expenses:
  Costs of revenues.....     7,340       47,996        (5,929)        49,407
  Selling, general and
    administrative
    (including co-
    promotion
    expenses)...........     1,843       59,782            --         61,625
  Depreciation and
    amortization........     6,199        6,486            --         12,685
  Research and
    development.........     2,500        4,917            --          7,417
  Research and
  development -- Special
    license rights......        --           --            --             --
  Nonrecurring charge --
    research and
    development.........        --           --            --             --
  Merger, restructuring
    and other
    nonrecurring
    charges.............      (361)       3,640            --          3,279
                          --------     --------      --------       --------
        Total operating
          costs and
          expenses......    17,521      122,821        (5,929)       134,413
                          --------     --------      --------       --------
Operating income........   (10,301)     105,977            --         95,676
                          --------     --------      --------       --------
Other income (expense):
  Interest income.......     1,719          445            --          2,164
  Interest expense......    (3,442)          84            --         (3,358)
  Other, net............     5,750       (2,192)           --          3,558
  Equity in earnings of
    subsidiaries........    62,810           --       (62,810)            --
  Intercompany interest
    (expense)...........     4,139       (4,139)           --             --
                          --------     --------      --------       --------
        Total other
          income
          (expense).....    70,976       (5,802)      (62,810)         2,364
                          --------     --------      --------       --------
Income before income
  taxes and
  extraordinary item....    60,675      100,175       (62,810)        98,040
Income tax (expense)
  benefit...............       796      (37,365)           --        (36,569)
                          --------     --------      --------       --------
Income before
  extraordinary item....    61,471       62,810       (62,810)        61,471
Extraordinary item......        --           --            --             --
                          --------     --------      --------       --------
        Net income......  $ 61,471     $ 62,810      $(62,810)      $ 61,471
                          ========     ========      ========       ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                              -----------------------------------------------------
                                           GUARANTOR     ELIMINATING       KING
                                KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                              ---------   ------------   -----------   ------------
                                                   (UNAUDITED)
Revenues:
  Net sales.................  $  15,838     $401,470      $ (5,219)      $412,089
  Royalty revenue...........         --       32,090            --         32,090
                              ---------     --------      --------       --------
        Total revenues......     15,838      433,560        (5,219)       444,179
                              ---------     --------      --------       --------
Operating costs and
  expenses:
  Costs of revenues.........     13,103      125,859        (5,219)       133,743
  Selling, general and
    administrative..........     10,825       84,335            --         95,160
  Depreciation and
    amortization............     16,135       14,451            --         30,586
  Research and
    development.............        848       14,852            --         15,700
  Nonrecurring charge-
    research and
    development.............         --        6,107            --          6,107
  Merger, restructuring and
    other nonrecurring
    charges.................    (19,809)      84,452            --         64,643
                              ---------     --------      --------       --------
        Total operating
          costs and
          expenses..........     21,102      330,056        (5,219)       345,939
                              ---------     --------      --------       --------
Operating income............     (5,264)     103,504            --         98,240
                              ---------     --------      --------       --------
Other income(expense):
  Interest income...........        982        9,127            --         10,109
  Interest expense..........    (33,837)          (3)           --        (33,840)
  Other, net................      2,478         (307)           --          2,171
  Equity in earnings of
    subsidiaries............     72,773           --       (72,773)            --
  Intercompany interest
    (expense)...............      4,148       (4,148)           --             --
                              ---------     --------      --------       --------
        Total other
          income(expense)...     46,544        4,669       (72,773)       (21,560)
                              ---------     --------      --------       --------
Income before income taxes,
  extraordinary item and
  cumulative effect of
  charge in accounting
  principle.................     41,280      108,173       (72,773)        76,680
Income tax (expense)
  benefit...................     (9,521)     (35,400)           --        (44,921)
                              ---------     --------      --------       --------
Income before extraordinary
  item and cumulative effect
  of charge in accounting
  principle.................     31,759       72,773       (72,773)        31,759
Extraordinary item..........    (16,599)          --            --        (16,599)
                              ---------     --------      --------       --------
Cumulative effect of charge
  in accounting principle...         --           --            --             --
        Net income..........  $  15,160     $ 72,773      $(72,773)      $ 15,160
                              =========     ========      ========       ========

                                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                              ----------------------------------------------------
                                          GUARANTOR     ELIMINATING       KING
                                KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                              --------   ------------   -----------   ------------
                                                  (UNAUDITED)
Revenues:
  Net sales.................  $ 18,978     $578,140      $ (15,231)     $581,887
  Royalty revenue...........        --       36,028             --        36,028
                              --------     --------      ---------      --------
        Total revenues......    18,978      614,168        (15,231)      617,915
                              --------     --------      ---------      --------
Operating costs and
  expenses:
  Costs of revenues.........    18,738      127,660        (15,231)      131,167
  Selling, general and
    administrative..........     4,999      167,324             --       172,323
  Depreciation and
    amortization............    16,870       18,611             --        35,481
  Research and
    development.............     5,198       12,734             --        17,932
  Nonrecurring charge-
    research and
    development.............     3,000           --             --         3,000
  Merger, restructuring and
    other nonrecurring
    charges.................      (361)       3,640             --         3,279
                              --------     --------      ---------      --------
        Total operating
          costs and
          expenses..........    48,444      329,969        (15,231)      363,182
                              --------     --------      ---------      --------
Operating income............   (29,466)     284,199             --       254,733
                              --------     --------      ---------      --------
Other income(expense):
  Interest income...........     6,488        1,255             --         7,743
  Interest expense..........    (9,364)         415             --        (8,949)
  Other, net................     8,742       (2,240)            --         6,502
  Equity in earnings of
    subsidiaries............   199,002           --       (199,002)           --
  Intercompany interest
    (expense)...............    10,671      (10,671)            --            --
                              --------     --------      ---------      --------
        Total other
          income(expense)...   215,539      (11,241)      (199,002)        5,296
                              --------     --------      ---------      --------
Income before income taxes,
  extraordinary item and
  cumulative effect of
  charge in accounting
  principle.................   186,073      272,958       (199,002)      260,029
Income tax (expense)
  benefit...................   (23,035)     (73,956)            --       (96,991)
                              --------     --------      ---------      --------
Income before extraordinary
  item and cumulative effect
  of charge in accounting
  principle.................   163,038      199,002       (199,002)      163,038
Extraordinary item..........        --           --             --            --
                              --------     --------      ---------      --------
Cumulative effect of charge
  in accounting principle...      (545)          --             --          (545)
        Net income..........  $162,493     $199,002      $(199,002)     $162,493
                              ========     ========      =========      ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                  -----------------------------------------------------
                                               GUARANTOR     ELIMINATING       KING
                                    KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  ---------   ------------   -----------   ------------
                                                       (UNAUDITED)
Net cash flows (used in)
  provided by operating
  activities....................  $ (48,391)   $ 141,245        $ --        $  92,854
                                  ---------    ---------        ----        ---------
Cash flows from investing
  activities:
  Purchase of investment
    securities..................         --     (142,922)         --         (142,922)
  Proceeds from maturity and
    sale of investment
    securities..................         --      258,020          --          258,020
  Loans receivable..............         --           --          --               --
  Convertible senior note.......         --           --          --               --
  Purchases of property, plant
    and equipment...............     (3,143)      (9,973)         --          (13,116)
  Purchases of intangible
    assets......................         --     (204,000)         --         (204,000)
  Intercompany transfer of
    property, plant and
    equipment...................         --           --          --               --
  Proceeds from sale of
    products....................         --           --          --               --
  Proceeds from sale of
    assets......................        398           43          --              441
                                  ---------    ---------        ----        ---------
Net cash (used in) provided by
  investing activities..........     (2,745)     (98,832)         --         (101,577)
                                  ---------    ---------        ----        ---------
Cash flows from financing
  activities:
  Proceeds from revolving credit
    facility....................    114,000           --          --          114,000
  Payments on revolving credit
    facility....................   (159,000)          --          --         (159,000)
  Proceeds from issuance of
    common shares and exercise
    of stock options, net.......    259,991        3,166          --          263,157
  Payments of cash dividends --
    Jones.......................         --       (2,619)         --           (2,619)
  Payment of senior
    subordinated................         --           --          --               --
  Payments on other long-term
    debt........................   (354,621)         (20)         --         (354,641)
  Proceeds from bridge loan
    facility....................     25,000           --          --           25,000
  Debt issuance costs...........       (850)          --          --             (850)
  Other.........................         --           --          --               --
  Intercompany..................    164,181     (164,181)         --               --
                                  ---------    ---------        ----        ---------
Net cash provided by (used in)
  financing activities..........     48,701     (163,654)         --         (114,953)
                                  ---------    ---------        ----        ---------
Increase in cash and cash
  equivalents...................     (2,435)    (121,241)         --         (123,676)
Cash and cash equivalents,
  beginning of period...........     11,683      120,040          --          131,723
                                  ---------    ---------        ----        ---------
Cash and cash equivalents, end
  of period.....................  $   9,248    $  (1,201)       $ --        $   8,047
                                  =========    =========        ====        =========

                                          NINE MONTHS ENDED SEPTEMBER 30, 2001
                                  -----------------------------------------------------
                                               GUARANTOR     ELIMINATING       KING
                                    KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  ---------   ------------   -----------   ------------
                                                       (UNAUDITED)
Net cash flows (used in)
  provided by operating
  activities....................  $ (55,396)   $ 306,019        $ --        $ 250,623
                                  ---------    ---------        ----        ---------
Cash flows from investing
  activities:
  Purchase of investment
    securities..................         --           --          --               --
  Proceeds from maturity and
    sale of investment
    securities..................         --           --          --               --
  Loans receivable..............         --      (15,000)         --          (15,000)
  Convertible senior note.......    (10,000)          --          --          (10,000)
  Purchases of property, plant
    and equipment...............    (10,599)      (9,623)         --          (20,222)
  Purchases of intangible
    assets......................   (286,500)          --          --         (286,500)
  Intercompany transfer of
    property, plant and
    equipment...................       (223)         223          --               --
  Proceeds from sale of
    products....................      3,332           --          --            3,332
  Proceeds from sale of
    assets......................         --        1,446          --            1,446
                                  ---------    ---------        ----        ---------
Net cash (used in) provided by
  investing activities..........   (303,990)     (22,954)         --         (326,944)
                                  ---------    ---------        ----        ---------
Cash flows from financing
  activities:
  Proceeds from revolving credit
    facility....................     75,000           --          --           75,000
  Payments on revolving credit
    facility....................    (75,000)          --          --          (75,000)
  Proceeds from issuance of
    common shares and exercise
    of stock options, net.......     21,689           --          --           21,689
  Payments of cash dividends --
    Jones.......................         --           --          --               --
  Payment of senior
    subordinated................         --           --          --               --
  Payments on other long-term
    debt........................       (362)         (22)         --             (384)
  Proceeds from bridge loan
    facility....................         --           --          --               --
  Debt issuance costs...........         --           --          --               --
  Other.........................     (1,393)          --          --           (1,393)
  Intercompany..................    282,813     (282,813)         --               --
                                  ---------    ---------        ----        ---------
Net cash provided by (used in)
  financing activities..........    302,747     (282,835)         --           19,912
                                  ---------    ---------        ----        ---------
Increase in cash and cash
  equivalents...................    (56,639)         230          --          (56,409)
Cash and cash equivalents,
  beginning of period...........     82,316       (5,921)         --           76,395
                                  ---------    ---------        ----        ---------
Cash and cash equivalents, end
  of period.....................  $  25,677    $  (5,691)         --        $  19,986
                                  =========    =========        ====        =========

13.  SUBSEQUENT EVENTS

     On November 7, 2001 the Company completed the sale of 16,000,000 newly issued shares of common stock for $38.00 per share ($36.72 per share net of commissions and expenses) resulting in net proceeds of $587.5 million.

     Additionally on November 7, 2001 the Company issued $300 million of 2 3/4% Convertible Debentures due November 15, 2021. The debentures are unsecured unsubordinated obligations and the payment of principal and interest is guaranteed by the Company's domestic subsidiaries on a joint and several basis. The debentures accrue interest at an initial rate of 2 3/4%, which will be reset (but not below 2 3/4% or above 4 1/2%) on May 15, 2006, May 15, 2011, and May 15, 2016. Interest is payable on May 15 and November 15 of each year.

                           KING PHARMACEUTICALS, INC.

     On or after November 20, 2006, the Company may redeem for cash all or part of the debentures that have not previously been converted or repurchased at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of redemption. Holders may require us to repurchase for cash all or part of their debentures on November 15, 2006, November 15, 2011 or November 15, 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change of control, each holder may require us to repurchase for cash all or a portion of the holder's debentures.

     Holders may surrender their debentures for conversion into shares of King common stock at the conversion price (initially $50.16 per share and subject to certain adjustments) if any of the following conditions is satisfied:

     - if the closing sale price of King common stock, for at least 20 trading days in the 30 trading day period ending on the trading day prior to the date of surrender, exceeds 110% of the conversion price per share of King common stock on that preceding trading day;

     - if we have called the debentures for redemption; or

     - upon the occurrence of specified corporate transactions.

     The Company has reserved 5,980,861 shares of common stock in the event such debentures are converted into shares of the Company's common stock.

     On November 9, 2001, the Company announced its intention to tender for the remaining $96.4 million of 10 3/4% senior subordinated notes due 2009. As a result, the Company expects to record an extraordinary charge of approximately $13.0 to 14.0 million after tax, or $0.05 to $0.06 per share, in the fourth quarter of 2001.

     On November 5, 2001, the Company terminated the senior credit facility, including the revolver.

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. This discussion should be read in conjunction with the following: (a) "Risk Factors" set out below and other sections of our Annual Report on Form 10-K/A for the year ended December 31, 2000, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2000; and (c) our unaudited consolidated financial statements and related notes thereto included in this report.

OVERVIEW

  General

     The following summarizes net revenues by operating segment (in thousands).

                                             FOR THE THREE MONTHS    FOR THE NINE MONTHS
                                              ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                             ---------------------   -------------------
                                               2001        2000        2001       2000
                                             ---------   ---------   --------   --------
Branded pharmaceuticals....................  $211,479    $143,765    $559,378   $373,203
Licensed products..........................    11,608       9,219      36,028     32,090
Contract manufacturing.....................     6,300      11,710      20,305     32,783
Other......................................       702         848       2,204      6,103
                                             --------    --------    --------   --------
          Total............................  $230,089    $165,542    $617,915   $444,179
                                             ========    ========    ========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  Revenues

     Net revenues increased $64.6 million, or 39.0%, to $230.1 million in 2001 from $165.5 million in 2000, due primarily to the acquisition and growth of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $67.7 million, or 47.1%, to $211.5 million in 2001 from $143.8 million in 2000. This increase was due primarily to growth in net sales of Altace(R), and Levoxyl(R). While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below, particularly those related to Altace(R) and Levoxyl(R), that could cause results to differ.

     Revenues from licensed products increased $2.4 million, or 26.1%, to $11.6 million in 2001 from $9.2 million in 2000.

     Revenues from contract manufacturing and other decreased $5.6 million, or 44.4%, to $7.0 million in 2001 from $12.6 million in 2000, primarily due to (1) the conclusion of two manufacturing and supply agreements during the fourth quarter of 2000; and (2) reduced revenues derived under a third manufacturing and supply agreement during the third quarter of 2001 as compared to the third quarter of 2000. While contract manufacturing and generic pharmaceutical sales remain a part of our business, we do not consider contract manufacturing and generic pharmaceutical sales as significant components of our growth strategy.

  Operating Costs and Expenses

     Total operating costs and expenses decreased $28.8 million, or 17.6%, to $134.4 million in 2001 from $163.2 million in 2000. The decrease was primarily due to merger, restructuring and other nonrecurring charges of $77.2 million during the third quarter of 2000, partially offset by $28.5 million in co-promotion fees and marketing expense in 2001 primarily related to the co-promotion agreement with American Home Products Corporation for the promotion of Altace(R) in the United States and Puerto Rico.

     Cost of revenues decreased $16.4 million, or 24.9% to $49.4 million in 2001 from $65.8 million in 2000. The decrease is due to $28.7 million of nonrecurring write-off of inventory charges related to the discontinuance of Fluogen(R) during the third quarter of 2000. On September 27, 2000, we received notification from the FDA that we must cease manufacturing and distribution of Fluogen(R), an influenza vaccine, until we demonstrate compliance with related FDA regulations. In addition, the notification recommended that we properly dispose of Fluogen(R) inventory on hand. As a result of this notification, we decided to permanently discontinue Fluogen(R) production and distribution. We recorded a nonrecurring write-off of inventory associated with these events (the "FDA Fluogen(R) Notification"). This decrease was partially offset by a nonrecurring write-off of obsolete Levoxyl(R) inventory of $2.1 million in the third quarter of 2001. The FDA approved the new drug application for a new formulation of Levoxyl(R) on May 25, 2001. Pursuant to FDA guidance, we may distribute only the FDA approved new formulation of Levoxyl(R) after August 14, 2001. Excluding the nonrecurring inventory write-off charges described above, cost of revenues increased $10.2 million, or 27.5%, to $47.3 million in 2001 from $37.1 million in 2000. The increase resulted from cost of revenues associated with the increase in net sales of branded pharmaceutical products described above. As a percentage of revenues, excluding the nonrecurring inventory write-off charges described above, cost of revenues decreased to 20.6% in 2001 from 22.4% in 2000 due to the increase in sales of higher profit margin products.

     Selling, general and administrative expenses remained relatively flat at $33.1 million in 2001 as compared to $31.2 million in 2000. As a percentage of revenues, selling, general, and administrative expenses decreased to 14.4% in 2001 from 18.8% in 2000 due to increased revenues, realization of cost synergies from the Medco and Jones mergers, and the classification of all Altace(R) related marketing expenses as co-promotion marketing expense rather than selling, general and administrative during the three months ended September 30, 2001.

     During the three months ended September 30, 2001, we incurred $24.7 million in co-promotion fees and $3.8 million in co-promotion marketing expense primarily pursuant to the Co-Promotion Agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico.

     Depreciation and amortization expense increased $0.9 million, or 7.6%, to $12.7 million in 2001 from $11.8 million in 2000. The increase was due primarily to additional amortization expense resulting from the acquisition of Corgard(R) and Corzide(R) in August 2001.

     Research and development expense increased to $7.4 million in 2001 from $6.0 million in 2000. During the three months ended September 30, 2000, we incurred a nonrecurring research and development charge of $6.1 million related to our decision to discontinue the development of Pallacor(TM).

     During the three months ended September 30, 2000, we incurred merger, restructuring, and other nonrecurring charges of $42.4 million. These charges related to merger and restructuring costs of $33.8 million associated with our tax-free pooling of interests transaction with Jones during August 2000 and other restructuring activities, and restructuring and nonrecurring charges of $8.6 million related to employee severance arising from our decision to discontinue Fluogen(R). During the three months ended September 30, 2001, we incurred merger, restructuring, and other nonrecurring charges of $3.3 million related to employee severance arising from the Jones merger.

  Operating Income

     Operating income increased $93.4 million to $95.7 million in 2001 from $2.3 million in 2000. This increase was primarily due to the $77.2 million of nonrecurring charges incurred in the three months ended September 30, 2000 described above, as well as the increase in branded pharmaceutical sales during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, partially offset by $28.5 million of co-promotion fees and marketing expenses in 2001.

  Other Income(Expense)

     Interest income decreased $0.9 million, or 29.0%, to $2.2 million in 2001 compared to $3.1 million in 2000.

     Interest expense decreased $6.3 million, or 64.9%, to $3.4 million in 2001 from $9.7 million in 2000. This decrease is due to the reduced average debt balance in 2001 resulting from our prepayment of debt obligations during 2000.

     Other income increased $1.3 million to $3.6 million in 2001, from $2.3 million in 2000, primarily due to an unrealized gain of approximately $6.2 million on our primary derivative, a $20.0 million convertible senior note from Novavax, Inc.

  Income Tax Expense

     The effective tax rate in 2001 was 37.3%. The rate in 2000 was higher than the statutory rate due to nondeductible merger related costs.

  Extraordinary Item

     During the third quarter of 2000, we repaid outstanding debt under our senior credit facility prior to maturity. The early repayment caused us to recognize in the third quarter of 2000 an extraordinary loss of $2.6 million, net of related tax benefits of $1.5 million, from the write-off of related deferred financing costs. We also recorded extraordinary losses on impaired assets associated with the FDA Fluogen(R) Notification of $9.4 million, net of related tax benefits of $5.6 million, in the third quarter of 2000.

  Net Income

     Due to the factors set forth above, net income increased $82.6 million to $61.5 million in 2001 from a loss of $21.1 million in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

  Revenues

     Net revenues increased $173.7 million, or 39.1%, to $617.9 million in 2001 from $444.2 million in 2000, due primarily to the acquisition and growth of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $186.2 million, or 49.9%, to $559.4 million in 2001 from $373.2 million in 2000. This increase was due primarily to growth in net sales of Altace(R) and Levoxyl(R). While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below, particularly those related to Altace(R) and Levoxyl(R), that could cause results to differ.

     Revenues from licensed products increased $3.9 million, or 12.1%, to $36.0 million in 2001 from $32.1 million in 2000, primarily due to an increase in the net sales of Adenoscan(R) and Adenocard(R), on which we receive royalty revenues. The increase in revenues from licensed products was affected by a contractual reduction in the percentage royalty we receive on net sales of Adenoscan(R) that became effective during the third quarter of 2000.

     Revenues from contract manufacturing and other decreased $16.4 million, or 42.2%, to $22.5 million in 2001 from $38.9 million in 2000, primarily due to (1) the conclusion of two manufacturing and supply agreements during the fourth quarter of 2000; (2) reduced revenues derived under two additional manufacturing and supply agreements during the nine months ended September 30, 2001, as compared to the same period of the prior year; and (3) reduced sales of generic private label neomycin and polymyxin B sulfates and hydrocortisone suspension and solution. While contract manufacturing and generic pharmaceutical sales remain a part of our business, we do not consider contract manufacturing and generic pharmaceutical sales as significant components of our growth strategy.

  Operating Costs and Expenses

     Total operating costs and expenses increased $17.3 million, or 5.0%, to $363.2 million in 2001 from $345.9 million in 2000. The increase was primarily due to $76.9 million in co-promotion fees and marketing expense in 2001 primarily related to the co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico, an increase of $24.1 million in cost of sales excluding nonrecurring charges, an increase of $4.9 million in depreciation and amortization expenses, offset by $99.5 million of merger and other nonrecurring charges in 2000.

     Cost of revenues decreased $2.5 million, or 1.9% to $131.2 million in 2001 from $133.7 million in 2000. The decrease is due to $28.7 million of nonrecurring write-off of inventory charges related to the FDA Fluogen(R) Notification during the third quarter of 2000. This decrease was partially offset by a nonrecurring write-off of obsolete Levoxyl(R) inventory of $2.0 million in the third quarter of 2001. Excluding the nonrecurring inventory write-off charges described above, cost of revenues increased $24.1 million, or 23.0%, to $129.1 million in 2001 from $105.0 million in 2000. The increase resulted from cost of revenues associated with the increase in net sales of branded pharmaceutical products described above. As a percentage of revenues, excluding the nonrecurring inventory write-off charges described above, cost of revenues decreased to 20.9% in 2001 from 23.6% in 2000 due to the increase in sales of higher margin products.

     Selling, general and administrative expenses remained relatively flat at $95.5 million in 2001 as compared to $95.2 million in 2000. As a percentage of revenues, selling, general, and administrative expenses decreased to 15.5% in 2001 from 21.4% in 2000 due to increased revenues and the classification of all Altace(R) related marketing expenses as co-promotion marketing expense rather than selling, general and administrative during the nine months ended September 30, 2001, and realization of cost synergies from the Medco and Jones mergers.

     During the nine months ended September 30, 2001, we incurred $62.6 million in co-promotion fees and $14.3 million in co-promotion marketing expense primarily pursuant to the June 2000 co-promotion agreement with American Home Products for the promotion of Altace(R) in the United States and Puerto Rico.

     Depreciation and amortization expense increased $4.9 million, or 16.0%, to $35.5 million in 2001 from $30.6 million in 2000. The increase was due primarily to additional amortization expense resulting from the acquisitions in July 2000 and August 2001.

     Research and development expense increased to $17.9 million in 2001 from $15.7 million in 2000. In June of 2001, we incurred $3.0 million of "research and development-special license rights" for fees we paid Novavax, Inc. as consideration for an agreement which (1) expands our exclusive license to promote, market, distribute and sell Estrasorb(TM) worldwide, following approval, except in the United States and Puerto Rico where the parties will co-market the product; and (2) grants us an additional exclusive worldwide license to promote, market and distribute Androsorb(TM), following approval, except in the United States and Puerto Rico where the parties will co-market the product. During the third quarter of 2000, we incurred a nonrecurring research and development charge of $6.1 million related to our decision to discontinue the development of Pallacor(TM).

     During the nine months ended September 30, 2000, we incurred merger, restructuring, and other nonrecurring charges of $64.6 million. These charges related to merger and restructuring costs of $35.3 million associated with our tax-free pooling of interests transaction with Jones during August 2000 and other restructuring activities, restructuring and nonrecurring charges of $8.6 million related to employee severance arising from our decision to discontinue Fluogen(R), and $20.8 million of merger and restructuring costs associated with our tax-free pooling of interests transaction with Medco in February 2000. During the nine months ended September 30, 2001, we incurred merger, restructuring, and other nonrecurring charges of $3.3 million related to employee severance arising from the Jones merger.

  Operating Income

     Operating income increased $156.5 million, or 159.4%, to $254.7 million in 2001 from $98.2 million in 2000. This increase was due primarily to the increase in branded pharmaceutical sales during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as well as $99.5 million of merger restructuring and other non-recurring charges recorded in 2000 described above.

  Other Income (Expense)

     Interest income decreased $2.4 million from $10.1 million in 2000 to $7.7 million in 2001 due to lower balances of invested cash and cash equivalents as well as lower interest rates during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.

     Interest expense decreased $24.9 million, or 73.7%, to $8.9 million in 2001 from $33.8 million in 2000. This decrease is due to the reduced average debt balance in 2001 resulting from the Company's prepayment of debt obligations during 2000.

     Other income increased from $2.2 million in 2000 to $6.5 million income in 2001 primarily due to unrealized gains on our derivatives.

  Income Tax Expense

     The effective tax rate in 2000 of 58.6% was reduced to 37.3% in 2001 due primarily to nondeductible merger, restructuring and other non-recurring charges in 2000.

  Extraordinary Item

     During the nine months ended September 30, 2000, we repaid outstanding debt under our senior credit facility prior to maturity. The early repayment caused us to recognize an extraordinary loss of $7.3 million, net of related tax benefits of $4.3 million, from the write-off of related deferred financing costs. We also recorded extraordinary losses on impaired assets associated with the FDA Fluogen(R) Notification of $9.4 million, net of related tax benefits of $5.6 million, in the nine months ended September 30, 2000.

  Cumulative Effect of Accounting Change

     We recognized an expense of $0.5 million, net of income taxes of $0.3 million, in 2001 due to the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities.

  Net Income

     Due to the factors set forth above, net income increased $147.3 million, or 969.1%, to $162.5 million in 2001 from $15.2 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

  General

     On November 7, 2001 we completed the sale of 16,000,000 newly issued shares of common stock for $38.00 per share ($36.72 per share net of expenses) resulting in net proceeds of $587.5 million. Additionally, on November 7, 2001 we issued $300 million of 2 3/4% Convertible Debentures due November 15, 2021.

     On August 8, 2001, we acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb ("BMS") for $285.0 million. The products acquired include BMS's rights in the United States to Corzide(R), Delestrogen(R), and Florinef(R). We also acquired a fully paid license to and trademark for Corgard(R) in the United States. The acquisition was financed with a combination of borrowings under our senior secured credit facility and cash on hand.

     We believe that cash generated from operations and the cash obtained from the issuance of the equity and convertible debentures noted above are sufficient to finance our current operations and working capital requirements. However, in the event we make significant future acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

     At present, we are actively pursuing potential acquisitions that may require the use of substantial capital resources.

NINE MONTHS ENDED JUNE 30, 2001

     As of September 30, 2001 we had available up to $100.0 million under our senior credit facility. On November 5, 2001, we terminated the senior credit facility.

     We generated net cash from operations of $250.6 million for the nine months ended September 30, 2001. Our net cash provided from operations was primarily the result of $162.5 million in net income, adjusted for non-cash depreciation and amortization of $35.5 million, an adjustment to deferred income taxes of $10.0 million, a change in income taxes payable of $59.2 million, and an increase in accrued expenses of $29.2 million. Primary uses of cash flow included an increase in inventory of $21.4 million, an increase in accounts receivable of $12.4 million, a decrease in accounts payable of $7.6 million, amortization of deferred revenue of $6.8 million, and an unrealized gain on derivative instruments of $8.5 million.

     Cash flows used in investing activities for the nine months ended September 30, 2001 was $326.9 million due to the purchase of intangible assets of $286.5 million, $20.2 million of capital expenditures, $15.0 million of loans receivable, and a $10.0 million convertible senior note, offset by $3.3 million received as proceeds from the sale of product rights and $1.4 million received as proceeds from the sale of assets.

     Financing activities for the nine months ended September 30, 2001 provided $19.9 million comprised principally of $21.7 million from the exercise of employee stock options, $75.0 million in proceeds from the senior credit facility, offset by repayments of $75.0 million on the senior credit facility.

  Certain Indebtedness and Other Matters

     As of September 30, 2001, we had $100.1 million of long-term debt (including current portion) and we had available up to $100.0 million under our senior credit facility. The senior credit facility was terminated November 5, 2001. Our financing arrangements required us to maintain minimum net worth, debt to equity, cash flow and current ratio requirements. As of September 30, 2001, we were in compliance with these covenants.

     On June 20, 2001, the board of directors declared a four for three stock split for shareholders of record as of July 3, 2001, to be distributed July 19, 2001. The stock split has been reflected in all share data contained in this report.

     On November 7, 2001 we issued $300 million of 2 3/4% Convertible Debentures due November 15, 2021. The debentures are unsecured unsubordinated obligations and the payment of principal and interest is guaranteed by our domestic subsidiaries on a joint and several basis. The debentures accrue interest at an initial rate of 2 3/4%, which will be reset (but not below 2 3/4% or above
4 1/2%) on May 15, 2006, May 15, 2011, and May 15, 2016. Interest is payable on May 15 and November 15 of each year.

     On or after November 20, 2006, we may redeem for cash all or part of the debentures that have not previously been converted or repurchased at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of redemption. Holders may require us to repurchase for cash all or part of their debentures on November 15, 2006, November 15, 2011 or November 15, 2016, at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change of control, each holder may require us to repurchase for cash all or a portion of the holder's debentures.

     Holders may surrender their debentures for conversion into shares of our common stock at the conversion price (initially $50.16 per share and subject to certain adjustments) if any of the following conditions is satisfied:

     - if the closing sale price of our common stock, for at least 20 trading days in the 30 trading day period ending on the trading day prior to the date of surrender, exceeds 110% of the conversion price per share of our common stock on that preceding trading day;

     - if we have called the debentures for redemption; or

     - upon the occurrence of specified corporate transactions.

     We have reserved 5,980,861 shares of common stock in the event the debentures are converted into shares of our common stock.

     On November 9, 2001, we announced our intention to tender for the remaining $96.4 million of 10 3/4% senior subordinated notes due 2009. As a result, we expect to record an extraordinary charge of approximately $13.0 to $14.0 million after tax, or $0.05 to $0.06 per share, in the fourth quarter of 2001.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $6.1 million and $4.1 million for the three months ended September 30, 2001 and 2000, respectively, and $20.2 million and $13.1 million for the nine months ended September 30, 2001 and 2000, respectively. The principal capital expenditures included property and equipment purchases and building improvements.

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

     In accordance with SFAS 142, the Company has implemented the standard for acquisitions in the third quarter of 2001 related to the Corgard(R), Corzide(R), Delestrogen(R) and Florinef(R) products. The purchase price allocation among the products acquired, the determination as to whether the useful life is indefinite or finite and the assignment of lives to the intangibles designated as having finite lives under SFAS No. 142 are preliminary and subject to further evaluation and interpretation. We are in the process of reviewing the impact of this pronouncement on existing intangible assets.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We are in the process of reviewing the impact of these pronouncements.

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

RISKS RELATED TO OUR BUSINESS

IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Altace(R) accounted for approximately 32% of our net sales for the nine months ended September 30, 2001, and Altace(R), Lorabid(R), Levoxyl(R), Thrombin-JMI(R), and royalty revenues collectively accounted for approximately 60% of our net sales during the same period. We believe that sales of these products will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE MAY NOT ACHIEVE OUR INTENDED BENEFITS FROM THE MARKETING ALLIANCE WITH AMERICAN HOME PRODUCTS CORPORATION FOR THE PROMOTION OF ALTACE(R).

     We entered into a marketing alliance with American Home Products Corporation for Altace(R). We call this marketing alliance the "Co-Promotion Agreement." We entered into this alliance partially because we believed a larger pharmaceutical company with more sales representatives and, in our opinion, with substantial experience in the promotion of pharmaceutical products to physicians would significantly increase the sales revenue potential of Altace(R). By efficiently co-marketing the new indications for Altace(R) which were approved by the U.S. Food and Drug Administration, which we refer to in this report as the "FDA," on October 4, 2000, we intend to increase the demand for the product. In the agreement, both of us have incentives to maximize the sales and profits of Altace(R) and to optimize the marketing of the product by coordinating our promotional activities.

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

     It is possible that we or American Home Products or both of us will not be successful in effectively promoting Altace(R) or in optimizing its sales. The content of agreed-upon promotional messages for Altace(R) may not sufficiently convey the merits of Altace(R) and may not be successful in convincing physicians to prescribe Altace(R) instead of other angiotensin converting enzyme, or "ACE," inhibitors or competing therapies. The targets for sales force staffing, the number and frequency of details to physicians and the physicians who are called upon may be inadequate to realize our expectations for the revenues from Altace(R). Neither we nor American Home Products may be able to overcome the perception by physicians of a class effect, which we discuss below. Further, developments in technologies, the introduction of other products or new therapies may make it more attractive for American Home Products to concentrate on the promotion of a product or products other than Altace(R) or to lessen its emphasis on the marketing of Altace(R). Our strategic decisions in dealing with managed health care organizations may not prove to be correct and we could consequently lose sales in this market to competing ACE inhibitor products or alternative therapies. If any of these situations occur, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     Once we have been notified in writing of American Home Products' intent to market, sell or distribute a competing product, then American Home Products has 90 days to inform us as to whether it intends to divest its interest in the competing product. If American Home Products elects to divest the competing product, it must try to identify a purchaser and to enter into a definitive agreement with the purchaser as soon as practicable. If American Home Products elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would together market the competing product for the remaining term of our Altace(R) Co-Promotion Agreement. Alternatively, American Home Products and we could agree upon another commercial relationship, such as royalties payable to us for the sale of the competing product, or we could agree to adjust the promotion fee we pay to American Home Products for the marketing of Altace(R). If American Home Products and we are unable to establish acceptable terms under any of these options, then we have the option at our sole discretion to reacquire all the marketing rights to Altace(R) and terminate the Co-Promotion Agreement upon 180 days' prior written notice to American Home Products. In the event we decided to reacquire all the marketing rights to Altace(R) we would be obligated to pay American Home Products an amount of cash equal to twice the net sales of Altace(R) in the United States for the 12 month period preceding the reacquisition. Such a decision could have a material effect on our business, financial condition, the results of our operations and cash flows.

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

     On May 25, 2001, the FDA approved our previously filed New Drug Application for Levoxyl(R), our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products have filed New Drug Applications for their levothyroxine sodium products. Jerome Stevens, Inc. has also received approval for its levothyroxine sodium product Unithroid. After August 14, 2001, the FDA will refuse to accept a New Drug Application for a levothyroxine sodium drug product that is pharmaceutically equivalent to an approved product. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which New Drug Applications were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application. Also, since the Jerome Stevens product has been approved, a manufacturer could submit an Abbreviated New Drug Application demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to the Jerome Stevens product. If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R).

WE CANNOT ASSURE YOU THAT SALES OF LORABID(R) WILL INCREASE IN THE FUTURE. IF SALES DO NOT INCREASE, THERE MAY BE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS.

     Prior to our acquisition of Lorabid(R), sales of that product were on the decline because we believe that the prior owner was not actively promoting the product. Increased sales of Lorabid(R) depend upon effective marketing to physicians which leads them to write prescriptions for our product. Since the antibiotic market is very competitive, we cannot assure you that sales of Lorabid(R) will increase in the future. If Lorabid(R) sales do not increase or if they continue to decrease, there may be a material adverse effect upon our results of operations and cash flow.

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

     - in a licensing agreement with Novavax to develop recombinant human papillomavirus (HPV) virus-like particle (VLP) vaccines; and

     - in exclusive license agreements with Novavax to promote, market, distribute and sell Estrasorb(TM), a topical transdermal estrogen replacement therapy, and Androsorb(TM), a topical testosterone replacement therapy for testosterone deficient women, upon their approval by the FDA.

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

     The Parkedale facility was inspected by the FDA in February 2001. When an FDA inspector completes an authorized inspection of a manufacturing facility, the FDC Act mandates that the inspector give to the owner/operator of the facility a written report listing the inspector's observations of objectionable conditions and practices. This written report is known as an "FDA Form 483" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the February 2001 inspection. While no law or regulation requires us to respond to a 483, we have submitted a written response detailing our plan of action with respect to each of the observations made on the February 483 and our commitment to correct the objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with current Good Manufacturing Practices, generally known as "cGMP." While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operation and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions. The 483 from February 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

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

THE INDUSTRY IS HIGHLY COMPETITIVE, AND OTHER COMPANIES IN OUR INDUSTRY HAVE MUCH GREATER RESOURCES THAN WE DO.

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

     Our largest product Altace(R) competes in the market with other cardiovascular therapies, including in particular, the following ACE inhibitors:

     - Zestril(R) (AstraZeneca PLC),

     - Acupril(R) (Pfizer Inc.),

     - Prinivil(R) (Merck & Co., Inc.),

     - Lotensin(R) (Novartis AG), and

     - Monopril(R) (Bristol-Meyers Squibb Company).

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

     Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, during

2000 the FDA approved for sale generic substitutes for Tapazole(R). Of our branded pharmaceutical products, based on a percentage of net revenues, we believe that only a small portion face significant generic competition because many of our branded pharmaceutical products are too difficult to manufacture or prove bioequivalence (i.e., the two products produce identical effects on the body) or have sales levels that are too low to attract competition.

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

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" in our Annual Report on Form 10-K/A for the year ended December 31, 2000 and in sections of this report, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" which includes a section entitled "Risk Factors".

     Forward-looking statements include, but are not limited to:

     - the future growth potential of, and prescription trends for our branded pharmaceutical products, particularly Altace(R), Levoxyl(R) and Thrombin-JMI(R);

     - expected trends with respect to particular income and expense line items;

     - the development and potential commercialization of HPV vaccines, Estrasorb(TM) and Androsorb(TM) by Novavax and King;

     - the development by King Pharmaceuticals Research and Development of binodisine, pre-clinical programs, and product life cycle development projects;

     - our continued successful execution of our growth strategies;

     - anticipated developments and expansions of our business;

     - increases in sales of recently acquired products or royalty payments;

     - the success of existing co-promotion agreements;

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the section entitled "Risk Factors" beginning on page 27.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

     As of September 30, 2001, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is incorporated by reference to Note 5 to the Condensed Consolidated Financial Statements included elsewhere in this document.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          None

     (b) Reports on Form 8-K

     We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2001:

          (1) A Current Report on Form 8-K filed July 23, 2001 furnished under
     Item 9 additional financial information pertaining to our four-for-three stock split declared by the board of directors on June 20, 2001 for shareholders of record as of July 3, 2001, and distributed on July 19, 2001.

          (2) A Current Report on Form 8-K filed August 9, 2001, and amended August 24, 2001 and October 19, 2001 reported under Items 2 and 7 the Company's acquisition of three branded pharmaceutical products and a license to a fourth product from Bristol-Myers Squibb Company. The products acquired include Bristol-Myers Squibb's rights in the United States to Corzide(R), Delestrogen(R), and Florinef(R). King also acquired a fully paid license to market Corgard(R) in the United States. Total consideration paid by King for the four branded pharmaceutical products equals $285 million. The acquisition was financed with a combination of borrowings under our senior secured credit facility and cash on hand.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

Date: November 14, 2001                   By: /s/ JOHN M. GREGORY
                                            ------------------------------------
                                            John M. Gregory
                                            Chairman and Chief Executive Officer

Date: November 14, 2001                   By: /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                            James R. Lattanzi
                                            Chief Financial Officer