Form 10-K
period 2001-12-31
KING PHARMACEUTICALS INC
filed 2002-04-01
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the shares of common stock held by nonaffiliates of the Registrant as of March 27, 2002 is approximately $7.9 billion. (For purposes of this calculation only, all executive officers and directors are classified as affiliates.)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Outstanding at March 27, 2002, Common Stock, no par value, 247,914,137.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our wholly-owned subsidiaries are Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; King Research and Development, Inc. (formerly Medco Research, Inc.); Jones Pharma Incorporated (acquired August 31,
2000); and King Pharmaceuticals of Nevada, Inc.

     King is a vertically integrated pharmaceutical company that manufactures, markets and sells primarily branded prescription pharmaceutical products. By "vertically integrated," we mean that we have the capabilities of a major pharmaceutical company, including

     - sales and marketing,

     - manufacturing,

     - packaging,

     - distribution,

     - quality control and assurance,

     - regulatory affairs, and

     - research and development.

     Through a national sales force of approximately 715 representatives and marketing alliances, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, pediatricians, obstetrician/gynecologists, and hospitals across the United States and in Puerto Rico.

     Our primary business strategy is to acquire established branded pharmaceutical products and to increase their sales through focused marketing and promotion and product life cycle management. By "product life cycle management," we mean, the extension of the life of a product, including seeking and gaining all necessary related governmental approvals, by such means as:

     - securing U.S. Food and Drug Administration approved new label indications,

     - developing and producing different strengths,

     - producing different package sizes,

     - developing new dosages, and

     - developing new product formulations.

     We acquire branded products from larger pharmaceutical companies. These companies sell products for various reasons including limiting their costs or eliminating duplicate products. We also seek attractive company acquisitions which add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations.

     Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our branded pharmaceutical products can be divided primarily into four therapeutic areas:

     - cardiovascular (including Altace(R), Corzide(R), Procanbid(R) and Thalitone(R)),

     - women's health/endocrinology (including Menest(R), Delestrogen(R), Nordette(R), Levoxyl(R), Cytomel(R), and Triostat(R))

     - anti-infectives (including Lorabid(R), Cortisporin(R), Neosporin(R), Bicillin(R) and Coly-Mycin M(R)), and

     - critical care (including Thrombin-JMI(R) and Brevital(R)).

     We acquired from Glaxo Wellcome, Inc., predecessor to GlaxoSmithKline for $54.0 million, including $3.1 million of assumed liabilities, the Cortisporin(R) product line in March 1997, the Viroptic(R) product line in May 1997 and six additional branded products, including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R) in November 1997.

     In February 1998 we acquired from Warner-Lambert Company (predecessor to Pfizer), 15 branded pharmaceutical products, the Parkedale facility located in Rochester, Michigan and certain manufacturing contracts for third parties for $127.9 million, including $2.9 million of assumed liabilities.

     In December 1998 we acquired from Hoechst Marion Roussel, Inc. (predecessor to Aventis Pharmaceuticals, Inc.), for $362.5 million, the United States and Puerto Rico rights to Altace(R) and two other small branded pharmaceutical products. Altace(R) is an Angiotensin Converting Enzyme inhibitor, which we refer to in this report as an "ACE" inhibitor. We refer to this acquisition in this report as the "Altace Acquisition." We are currently manufacturing and packaging Altace(R) in our facility in Bristol, Tennessee. Aventis also remains a supplier of Altace(R). Altace(R) has United States patent protection to 2008. On October 4, 2000 the U.S. Food and Drug Administration, which we call the "FDA," approved the new indications for Altace(R) requested under a supplemental New Drug Application. In addition to the treatment of hypertension, this approval permits the promotion of Altace(R) to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking or documented microalbuminuria). Altace(R) is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining acute myocardial infarction. Altace(R) is marketed by our subsidiary Monarch and by Wyeth-Ayerst Laboratories, a division of American Home Products (predecessor to Wyeth Corporation) pursuant to the Co-Promotion Agreement we entered into in June 2000 described below.

     In August 1999, we acquired the antibiotic Lorabid(R) from Eli Lilly and Company for $91.7 million including acquisition costs plus sales performance milestones that could bring the total value of the transaction to $158.0 million. As of December 31, 2001, no milestone payments had been made and we do not currently anticipate any payments. The final contingent payment will be made if we achieve $140.0 million in annual net sales of Lorabid(R). Lilly manufactures Lorabid(R) for us. Lorabid(R) has United States patent protection through December 31, 2005.

     On February 25, 2000, we acquired Medco Research, Inc. in an all stock transaction accounted for as a pooling of interests valued at approximately $366.0 million. We exchanged approximately 14.4 million shares of King common stock for all of the outstanding shares of Medco. Each share of Medco was exchanged for 1.3514 shares of King common stock. In addition, outstanding Medco stock options were converted at the same exchange ratio to purchase approximately 1.4 million shares of King common stock. Medco is now one of our wholly owned subsidiaries and, effective November 1, 2000, was renamed "King Pharmaceuticals Research and Development, Inc." Through King Research and Development, we are engaged in product life cycle management to develop new indications and line extensions for existing and acquired products and the development and global commercialization of cardiovascular medicines and adenosine-receptor technologies for multiple indications and markets. These products in development and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents. We then sponsor and direct any additional preclinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead. King Research and Development has successfully developed two currently marketed adenosine-based products, Adenocard(R) and Adenoscan(R), the New Drug Applications for which are held by Fujisawa Healthcare, Inc. We receive a royalty based on the sales of the products.

     On June 23, 2000, we entered into a marketing alliance with Wyeth, to market Altace(R), in the United States and Puerto Rico. We refer to this agreement in this report as the "Co-Promotion Agreement." Subject to the terms of the Co-Promotion Agreement, we will pay Wyeth a quarterly fee based on a percentage of net sales in exchange for its marketing efforts. Wyeth purchased $75.0 million of our common stock and paid us $25.0 million in cash upon execution of the Co-Promotion Agreement. Wyeth paid us an additional $50.0 million in November 2000 as a result of the FDA's final approval on October 4, 2000 of new indications for Altace(R).

     On August 31, 2000, we acquired Jones Pharma Incorporated in an all stock transaction accounted for as a pooling of interests valued at approximately $2.4 billion. We exchanged approximately 98.4 million shares of King common stock for all of the outstanding shares of Jones. Each share of Jones was exchanged for
1.5 shares of King common stock. In addition, outstanding Jones stock options were converted at the same exchange ratio to purchase approximately 5.4 million shares of King common stock. Jones is now one of our wholly-owned subsidiaries.

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

     On January 8, 2001, we entered into a license agreement with Novavax to promote, market, distribute and sell Estrasorb(TM) worldwide, except in the United States, Canada, Italy, Netherlands, Greece, Switzerland and Spain. On June 29, 2001, Novavax submitted to the FDA a New Drug Application for Estrasorb(TM). Also on June 29, we expanded our January 2001 exclusive license with Novavax to promote, market, distribute and sell Estrasorb(TM) worldwide, following approval, except for the United States and Puerto Rico, where we will together with Novavax market Estrasorb(TM). We will pay Novavax during the term of the license a royalty based on 9.0% of net sales of Estrasorb(TM) in Canada, 8.0% of net sales of Estrasorb(TM) in Italy, the Netherlands, Greece, Switzerland, and Spain, and 7.5% of net sales of Estrasorb(TM) in all other territories except the United States and Puerto Rico. We and Novavax will together market Estrasorb(TM) in the United States and Puerto Rico and Novavax will pay King an amount equal to 50% of Estrasorb(TM) margins. We and Novavax will share equally approved marketing expenses for Estrasorb(TM).

     We also agreed to a similar exclusive licensing arrangement with Novavax for the promotion, marketing, distribution and sale of Androsorb(TM), a topical testosterone replacement therapy for testosterone deficient women, following approval. We will pay Novavax a royalty on net sales of Androsorb(TM) based on the same percentages for the same corresponding territories as described above for Estrasorb(TM). Likewise, we will exclusively market Androsorb(TM) with Novavax in the United States and Puerto Rico and receive an amount equal to 50% of Androsorb(TM) margins. Marketing expenses for Androsorb(TM) approved pursuant to our agreement will be shared equally by the parties.

     We also entered into a co-promotion agreement on January 8, 2001 with Novavax for Nordette(R). This agreement relating to Nordette(R), as subsequently amended, provides for us and Novavax to share equally all quarterly net sales that exceed established baselines that in the aggregate total $25.0 million per year. We will share equally all expenses associated with net sales of Nordette(R) that exceed these established baselines.

     On May 25, 2001, the FDA approved our previously filed New Drug Application for Levoxyl(R), our levothyroxine sodium drug product. We had filed this application as a result of the FDA's August 14, 1997 announcement in the Federal Register (62 FR 43535) that orally administered levothyroxine sodium drug products are new drugs. The notice stated that manufacturers who wish to continue to market these products must submit applications as required by the Food, Drug and Cosmetic Act by August 14, 2000. On April 26, 2000, the FDA issued a second Federal Register notice extending the deadline for filing these applications until August 14, 2001.

     On August 8, 2001, we acquired three branded pharmaceutical products and a license to a fourth product from Bristol-Myers Squibb for $285.0 million plus approximately $1.5 million of expenses. The products acquired include Bristol-Myers Squibb's rights in the United States to Corzide(R), Delestrogen(R), and Florinef(R). We also acquired a fully paid license to Corgard(R) in the United States. Corzide(R), a combination beta blocker and thiazide diuretic, is indicated for the management of hypertension. Corgard(R), a beta blocker, is indicated also for the management of hypertension, as well as long term management of patients with angina pectoris. Delestrogen(R) is an injectable estrogen replacement therapy. Florinef(R) is a partial replacement therapy for primary and secondary adrenocortical insufficiency in Addison's disease and for the treatment of salt-losing adrenogenital syndrome.

     On December 13, 2001, the FDA approved our New Drug Application for Tigan(R) 300mg capsules. Tigan(R) is indicated for the treatment of post-operative nausea and vomiting and for nausea associated with gastroenteritis.

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

     The following summarizes approximate net revenues by operating segment (in thousands).

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Branded pharmaceuticals.....................................  $434,896    $529,053    $793,543
Royalties...................................................    31,650      41,473      46,774
Contract manufacturing......................................    36,408      42,755      29,680
Other.......................................................     9,511       6,962       2,265
                                                              --------    --------    --------
          Total.............................................  $512,465    $620,243    $872,262
                                                              ========    ========    ========

     For additional segment information, please see the sections entitled "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes elsewhere in this report.

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

PRODUCTS AND PRODUCT DEVELOPMENT

     We market a variety of branded prescription products primarily over four therapeutic areas, including

     - cardiovascular products (including Altace(R), Corzide(R), Thalitone(R) and Procanbid(R)),

     - women's health products/endocrinology products (including Menest(R), Delestrogen(R), Nordette(R), Levoxyl(R), Cytomel(R), and Triostat(R)).

     - anti-infective products (including Lorabid(R), Bicillin(R), Cortisporin(R), Neosporin(R), and Coly-Mycin(R)) and,

     - critical care products (including Thrombin-JMI(R) and Brevital(R)).

     Our branded pharmaceutical products are generally in high volume categories and are well known for their indications (e.g., Altace(R) and Levoxyl(R)). Additionally, many of our branded products have limited or no generic competition, including patent protected products and products that are difficult to formulate (e.g., creams, ophthalmic suspensions). Branded pharmaceutical products represented 91.0% and 85.3% of our net revenues for each of the years ended December 31, 2001 and 2000.

     Cardiovascular products. Altace(R), an ACE inhibitor, is our primary product within this category. In August 1999, the results of the Heart Outcomes Prevention Evaluation trial, which we refer to in this report as the "HOPE trial," were released. The HOPE trial determined that Altace(R) significantly reduces the rates of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in a broad range of high-risk cardiovascular patients. On October 4, 2000, the FDA approved our supplemental New Drug Application. This approval permits the promotion of Altace(R) to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking or documented microalbuminuria). In August 2001 we acquired Corzide(R) and a license for Corgard(R) from Bristol-Myers Squibb. Corzide(R) is a combination beta blocker and thiazide diuretic indicated for the management of hypertension. Corgard(R) is a beta blocker indicated for the management of hypertension as well as long term management of patients with angina pectoris. In February 1998, we acquired Procanbid(R) from Pfizer. Procanbid(R) is a branded pharmaceutical product used to treat arrhythmia. Thalitone(R), which we acquired in December 1996, is a hypertension diuretic tablet indicated for the management of hypertension with patent protection through 2007.

     Women's health products/endocrinology products. We have a number of leading branded pharmaceutical products in this category including Menest(R), Delestrogen(R), and Nordette(R). Menest(R), which we acquired from GlaxoSmithKline in June 1998 and Delestrogen(R), which we acquired from Bristol Myers Squibb in August 2001, compete in the growing $2.0 billion estrogen replacement category. We previously manufactured Menest(R) for GlaxoSmithKline. Our products Levoxyl(R), Cytomel(R), and Triostat(R) are indicated for the treatment of thyroid disorders.

     Anti-infective products. Our anti-infective products are marketed primarily to general/family practitioners, internal medicine physicians and pediatricians and are prescribed to treat uncomplicated infections of the respiratory tract, urinary tract, eyes, ears and skin. Our products are generally in technologically mature product segments and as a result have limited product liability risk. Lorabid(R) is our largest product in the category followed by Bicillin(R) and Cortisporin(R).

     Critical care products. Products in this category are marketed primarily to hospitals. Our largest two products in this category are Thrombin-JMI(R) and Brevital(R) . Thrombin-JMI(R) aids in controlling minor bleeding during surgery. Brevital(R) is an anesthetic solution for intravenous use in adults and for rectal and intramuscular use in pediatric patients. Brevital(R) is marketed as a short-term and long-term anesthetic because of its rapid onset of action and quick recovery time. Brevital(R) is used alone and in combination with other anesthetics. Its rapid onset of action makes it a useful induction agent prior to the administration of other agents to maintain anesthesia.

     Certain of our products are described below:

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION  PRODUCT DESCRIPTION AND INDICATION
----------------------------------  -----------------------  ----------------------------------
Cardiovascular Products
  Altace(R)(1)....................  Aventis                  A hard-shell capsule for oral
                                    (December 1998)          administration indicated for the
                                                             treatment of hypertension,
                                                             reduction of the risk of stroke,
                                                             myocardial infarction (heart
                                                             attack) and death from
                                                             cardiovascular causes in patients
                                                             55 and over either with a history
                                                             of coronary artery disease, stroke
                                                             or peripheral vascular disease or
                                                             with diabetes and one other
                                                             cardiovascular risk factor (such
                                                             as elevated cholesterol levels or
                                                             cigarette smoking). Altace(R) is
                                                             also indicated in stable patients
                                                             who have demonstrated clinical
                                                             signs of congestive heart failure
                                                             after sustaining acute myocardial
                                                             infarction.
Thalitone(R)(2)...................  Horus Therapeutics, Inc  A hypertension-diuretic tablet
                                    (December 1996)          indicated for the management of
                                                             hypertension, either alone or in
                                                             combination with other
                                                             antihypertensive drugs, and for
                                                             edema associated with congestive
                                                             heart failure and various forms of
                                                             renal dysfunction.
Procanbid(R)......................  Pfizer                   A procainamide extended-release
                                    (February 1998)          tablet indicated for the treatment
                                                             of documented ventricular
                                                             arrhythmia, such as sustained
                                                             ventricular tachycardia, that, in
                                                             the judgment of a physician, are
                                                             life-threatening.
Corzide(R)........................  Bristol-Myers Squibb     A combination beta blocker and
                                    (August 2001)            thiazide diuretic indicated for
                                                             the management of hypertension.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION  PRODUCT DESCRIPTION AND INDICATION
----------------------------------  -----------------------  ----------------------------------
Corgard(R)(3).....................  Bristol-Myers Squibb     A beta blocker, indicated for the
                                    (August 2001)            management of hypertension as well
                                                             as long term management of
                                                             patients with angina pectoris.
Adrenalin(R)......................  Pfizer                   A sterile solution made from the
                                    (February 1998)          active principle of the adrenal
                                                             medulla used to relieve
                                                             respiratory distress and
                                                             hypersensitivity reactions and
                                                             restore cardiac rhythm in cardiac
                                                             arrest due to various causes.
WOMEN'S HEALTH/ENDOCRINOLOGY
  PRODUCTS
Nordette(R).......................  Wyeth                    A tablet-form oral contraceptive
                                    (July 2000)              indicated for the prevention of
                                                             pregnancy.
Menest(R).........................  GlaxoSmithKline          A film-coated estrified estrogen
                                    (June 1998)              tablet for the treatment of
                                                             vasomotor symptoms of menopause,
                                                             atrophic vaginitis, kraurosis
                                                             vulvae, female hypogonadism,
                                                             female castration, primary ovarian
                                                             failure, breast cancer and
                                                             prostatic carcinoma.
Delestrogen(R)....................  Bristol-Myers Squibb     An injectable estrogen replacement
                                    (August 2001)            therapy.
Pitocin(R)........................  Pfizer                   A sterile hormone solution used to
                                    (February 1998)          initiate or improve uterine
                                                             contractions during labor and to
                                                             control bleeding or hemorrhage in
                                                             the mother after childbirth.
Anusol-HC(R)......................  Pfizer                   A suppository and cream indicated
                                    (February 1998)          for the relief of inflammation
                                                             accompanying hemorrhoids (piles),
                                                             post-irradiation proctitis,
                                                             cryptitis and other inflammatory
                                                             conditions of the anorectum.
Levoxyl(R)........................  Jones                    Color-coded, potency marked
                                    (August 2000)            tablets indicated as replacement
                                                             therapy for any form of diminished
                                                             or absent thyroid function.
Tapazole(R).......................  Jones                    A tablet indicated in the medical
                                    (August 2000)            treatment of hyperthyroidism.
Cytomel(R)........................  Jones                    A tablet indicated in the medical
                                    (August 2000)            treatment of hyperthyroidism. The
                                                             only commercially available
                                                             thyroid hormone tablet containing
                                                             T(3) as a single entity.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION  PRODUCT DESCRIPTION AND INDICATION
----------------------------------  -----------------------  ----------------------------------
Triostat(R).......................  Jones                    A sterile non-pyrogenic aqueous
                                    (August 2000)            solution for intravenous
                                                             administration indicated in the
                                                             treatment of myxedema
                                                             coma/precoma.
Florinef(R).......................  Bristol-Myers Squibb     A partial replacement therapy for
                                    (August 2001)            primary and secondary
                                                             adrenocortical insufficiency in
                                                             Addison's disease and for the
                                                             treatment of salt-losing
                                                             adrenogenital syndrome.
ANTI-INFECTIVE PRODUCTS
Lorabid(R)........................  Eli Lilly Company        A capsule and suspension product
                                    (August 1999)            indicated for the treatment of
                                                             patients with mild to moderate
                                                             infections caused by susceptible
                                                             strains of bacteria in the upper
                                                             and lower respiratory tract, the
                                                             skin and the urinary tract.
Bicillin(R).......................  Wyeth                    A penicillin-based antibiotic
                                    (July 2000)              suspension for deep muscular
                                                             injection indicated for the
                                                             treatment of infections due to
                                                             penicillin-G-susceptible
                                                             microorganisms that are
                                                             susceptible to serum levels common
                                                             to this particular dosage form.
Cortisporin(R)....................  GlaxoSmithKline          A full line of prescription
                                    (March 1997)             antibiotic and anti-inflammatory
                                                             formulations of ophthalmic
                                                             ointments and suspensions, otic
                                                             solutions and suspensions, and
                                                             topical creams and ointments
                                                             indicated for the treatment of
                                                             corticosteroid-responsive
                                                             dermatoses with secondary
                                                             infections.
Viroptic(R).......................  GlaxoSmithKline          A sterile solution indicated for
                                    (May 1997)               the treatment of ocular Herpes
                                                             simplex virus,
                                                             idoxuridine-resistant Herpes and
                                                             vidarabine-resistant Herpes. In
                                                             November 1997, the FDA approved
                                                             the expanded use of Viroptic(R) to
                                                             include pediatric patients, ages
                                                             six and above.
Neosporin(R)(4)...................  GlaxoSmithKline          A prescription strength ophthalmic
                                    (November 1997)          ointment and solution indicated
                                                             for the topical treatment of
                                                             ocular infections. It is also
                                                             formulated as a prescription
                                                             strength genito-urinary
                                                             concentrated sterile irrigant
                                                             indicated for short-term use as a
                                                             continuous irrigant or rinse to
                                                             help prevent infections associated
                                                             with the use of indwelling
                                                             catheters.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION  PRODUCT DESCRIPTION AND INDICATION
----------------------------------  -----------------------  ----------------------------------
Polysporin(R)(4)..................  GlaxoSmithKline          A prescription strength wide range
                                    (November 1997)          antibacterial sterile ointment
                                                             indicated for the topical
                                                             treatment of superficial ocular
                                                             infections.
Chloromycetin(R)..................  Pfizer                   A broad spectrum antibiotic
                                    (February 1998)          ophthalmic ointment and solution
                                                             indicated for the treatment of
                                                             serious bacterial infections that
                                                             are not responsive to other
                                                             antibiotics or when other
                                                             antibiotics are contraindicated.
                                                             This product is also available in
                                                             an otic solution and sterile
                                                             injectable form for intravenous
                                                             administration in the treatment of
                                                             acute infections caused by
                                                             salmonella and meningeal
                                                             infections.
Septra(R).........................  GlaxoSmithKline          An antibiotic indicated for the
                                    (November 1997)          treatment of infectious diseases,
                                                             including urinary tract
                                                             infections, pneumonia, enteritis
                                                             and ear infections in adults and
                                                             children.
Coly-Mycin(R).....................  Pfizer                   An antibiotic sterile parenteral
                                    (February 1998)          indicated for the treatment of
                                                             acute or chronic infections due to
                                                             sensitive strains of certain
                                                             gram-negative bacteria and a
                                                             sterile aqueous suspension for the
                                                             treatment of superficial bacterial
                                                             infections of the external
                                                             auditory canal.
Silvadene(R)......................  Aventis                  A topical antimicrobial cream
                                    (December 1998)          indicated as an adjunct for the
                                                             prevention and treatment of wound
                                                             sepsis in patients with second-and
                                                             third-degree burns.
CRITICAL CARE PRODUCTS
Thrombin-JMI(R)...................  Jones                    A chromatographically purified
                                    (August 2000)            topical (bovine) thrombin solution
                                                             indicated as an aid to hemostasis
                                                             whenever oozing blood and minor
                                                             bleeding from capillaries and
                                                             small venules is accessible.
Brevital(R).......................  Jones                    An anesthetic solution for
                                    (August 2000)            intravenous use in adults and for
                                                             rectal and intramuscular use only
                                                             in pediatric patients.

---------------

(1) We acquired licenses for the exclusive rights in the United States under various patents to the active ingredient in Altace(R).
(2) We acquired the trademark and patents for this product from Boehringer Ingelheim Pharmaceuticals, Inc.
(3) We acquired a fully paid license to this product in the United States.
(4) We have exclusive licenses, free of royalty obligations, to manufacture and market prescription formulations of these products.

ROYALTIES

     We have successfully developed two currently marketed adenosine-based products, Adenocard(R) and Adenoscan(R), for which we receive royalty revenues. Revenues from royalties increased 12.8% to $46.8 million in 2001 from $41.5 million in 2000. Fujisawa is the source for substantially all of our royalty revenues.

CONTRACT MANUFACTURING

     We utilize our excess manufacturing capacity to provide third party contract manufacturing. We currently provide contract manufacturing for many pharmaceutical and biotechnology companies, including Pfizer, Centocor, Inc., Santen Incorporated and Hoffman-LaRoche Inc. Many of the products that we contract manufacture are difficult to manufacture and, therefore, do not attract significant competition. Contract manufacturing as a percentage of sales has declined from 85% in 1994 to 7.0% of net revenues for the year ended December 31, 2000 and 3.4% for the year ended December 31, 2001 as we have acquired branded pharmaceuticals products. We believe contract manufacturing provides the following benefits:

     - a stable, recurring source of cash flows;

     - a means of absorbing overhead costs, and as such is an efficient utilization of excess capacity; and

     - experience in manufacturing a broad line of formulations which is advantageous to us in pursuing and integrating acquired products.

SALES AND MARKETING

     We have a national sales force of approximately 715 sales representatives. We distribute our branded pharmaceutical products primarily through wholesale pharmaceutical distributors. These products are ordinarily dispensed to the public through pharmacies on the prescription of a physician. For branded pharmaceutical products, our marketing and sales promotions principally target general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, pediatricians, obstetrician/gynecologists and hospitals through detailing and sampling to encourage physicians to prescribe more of our products. The sales force is supported and supplemented by co-promotion arrangements, telemarketing and direct mail, as well as through advertising in trade publications and representations at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system, which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth or product acquisitions warrant. We seek new international markets for product lines for which we have international rights. The marketing and distribution of these products in foreign countries generally require the prior registration of the products in those countries. We generally seek to enter into distribution agreements with companies with established marketing and distribution capabilities to distribute the products in foreign countries since we do not have a distribution mechanism in place for distribution outside the United States and Puerto Rico.

     Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants', customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2001, approximately 56.1% of our sales were attributable to three distributors: McKesson Corporation (20.2%), Cardinal/Bindley (17.5%) and Amerisource/Bergen (18.4%).

MANUFACTURING

     Our manufacturing facilities are located in Bristol, Tennessee; Rochester, Michigan; Middleton, Wisconsin; St. Petersburg, Florida; and St. Louis, Missouri. These facilities have in the aggregate approximately 1.5 million square feet of manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the Drug Enforcement Agency, known as the "DEA," to procure and produce controlled substances. We manufacture certain of our own branded pharmaceutical products as well as products owned by other pharmaceutical companies under manufacture and supply contracts which expire over periods ranging from one to four years.

     We can produce a broad range of dosage formulations, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, liquids, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to capture higher margins and pursue product line extensions more efficiently. However, currently all or a part of 26 of our product lines, including Altace(R), Lorabid(R), some of the products acquired from GlaxoSmithKline and Pfizer are manufactured for us by third parties. As of December 31, 2001, capacity utilization was approximately 65% at the Bristol facility, approximately 40% at the Parkedale facility located in Rochester, Michigan, approximately 100% at the Middleton facility, approximately 65% at the St. Petersburg facility and approximately 30% at the St. Louis, Missouri facility. With the exception of the Middleton facility, we believe our facilities provide us with substantial manufacturing capacity for future growth. We intend to transfer, when advantageous, production of acquired branded pharmaceutical products and their product line extensions to our manufacturing facilities as soon as practicable after regulatory requirements and contract manufacturing requirements are satisfied. Our Bristol facility is now qualified in accordance with FDA guidance to manufacture and distribute the finished dosage form of Altace(R) 2.5mg, 5mg and 10mg capsules.

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

     Through King Research and Development, we are engaged in product life cycle management to develop new indications and line extensions for existing and acquired products and the development and global commercialization of cardiovascular medicines and adenosine-receptor technologies, including the development of MRE0470, a myocardial pharmacologic stress imaging agent. These products in development and the related intellectual property rights are typically obtained under license from academic or corporate sources who have received United States patents. We then sponsor and direct any additional preclinical studies and clinical testing needed for product registration and marketing approval. These late-stage product development activities are outsourced to independent clinical research organizations to maximize efficiency and minimize internal overhead.

     Additionally, we have entered into licensing arrangements with Novavax to develop and potentially commercialize HPV-16 VLP vaccines. We have exclusive worldwide rights to HPV-16 VLP except in the United States and Puerto Rico which we share with Novavax.

     We also acquired an exclusive license from Novavax to promote, market, distribute and sell Estrasorb(TM) and Androsorb(TM) worldwide except in the United States and Puerto Rico. We will exclusively co-market Estrasorb(TM) and Androsorb(TM) in the United States and Puerto Rico with Novavax. Novavax submitted a New Drug Application for Estrasorb(TM) in June 2001.

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

     The Parkedale facility was inspected by the FDA in December 2001. During these inspections, the FDA made cGMP observations in written reports provided to us. These written reports are known as "FDA Form 483s" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection. Our Parkedale facility received a 483 following this inspection. While no law or regulation requires us to respond to a 483, we provided the FDA with a written response to the 483, including action plans to address the observations. The 483 from December 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

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

COMPETITION

  General

     We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Biovail Corporation, Elan Corporation plc, Forest Laboratories, Inc., Galen Holdings, plc, Shire Pharmaceuticals Group plc, Medicis Pharmaceutical Corporation, Watson Pharmaceuticals, Inc., and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities. Our branded pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors, which enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

  Generic Substitutes

     Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. It typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with challenging bioequivalence or complex manufacturing requirements, we are better able to protect market share and produce sustainable, high margins and cash flows.

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

     We are party to an agreement under which Fujisawa Healthcare, Inc., manufactures and markets Adenocard(R) and Adenoscan(R) in the United States and Canada in exchange for royalties. We are also party to an agreement with Sanofi-Synthelabo, France, for the manufacture and marketing of Adenocard(R) in countries other than the United States, Canada and Japan in exchange for royalties. We are party to an agreement under which Suntory manufactures and markets Adenocard(R) and Adenoscan(R) in Japan. We pay one-half of all royalties received from Adenocard(R) sales to the University of Virginia Alumni Patents Foundation from which we acquired rights to Adenocard(R).

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

     We are party to a Development and Commercialization Agreement with Discovery Therapeutics, Inc. (predecessor to Aderis Pharmaceuticals) dedicated to the discovery, development and commercialization of compounds that stimulate the A2a subfamily of adenosine receptors which we call "A2a-agonists." Under the terms of that agreement, Aderis granted us an exclusive license under certain U.S. and foreign patents and pending applications relating to A2a-agonists. We have exclusive rights under this license to market and sell developed compounds, either directly or through sublicense. In exchange for these rights, we agreed to pay Aderis licensing fees, development milestones and royalties on future sales of A2a-agonist products.

     We have filed in excess of 20 patent applications related to Levoxyl(R). The pending patent applications generally cover, among other things, formulation methodologies and equipment, formulation technologies, biopharmaceutical characteristics, drug delivery systems, and methods-of-use. If such applications are granted, the resulting patents will potentially provide us with patent protection on our FDA-approved new formulation of Levoxyl(R) for 20 years from the respective filing dates of the applications.

     We have filed with the U.S. Patent and Trademark Office applications for patents covering our new Tigan(R) technology, including our FDA-approved Tigan(R) 300mg capsules. The pending patent applications are drawn to, among other things, formulations, dosages, dosage forms, biopharmaceutical characteristics, methods-of-production, methods-of-use and methods-of-instruction. If the applications are granted, the resulting patents will potentially provide us with patent protection for our FDA-approved Tigan(R) 300mg capsules for 20 years from the filing date of the applications.

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

BACKLOG

     As of March 22, 2002, we had no material backlog.

EMPLOYEES

     As of March 22, 2002, we employed 1,827 full-time and 16 part-time persons. Some employees of the Parkedale facility, representing approximately 13.1% of our employees, are covered by a collective bargaining agreement with the Oil, Chemical & Atomic Workers, International Union which expires February 28, 2003. We believe our employee relations are good. We employ two full-time Chaplains and offer as part of our employee benefits package access to additional counseling services.

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

RISKS RELATED TO OUR BUSINESS

IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY
AFFECTED.

     Altace(R) accounted for approximately 32.6% and Levoxyl(R) accounted for approximately 12.1% of our net sales for the year ended December 31, 2001, and Altace(R), Levoxyl(R), Thrombin-JMI(R), Lorabid(R), and royalty revenues collectively accounted for approximately 61.9% of our net sales during the same period. We believe that sales of these products will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE MAY NOT ACHIEVE OUR INTENDED BENEFITS FROM THE CO-PROMOTION AGREEMENT WITH WYETH FOR THE PROMOTION OF ALTACE(R).

     We entered into the Co-Promotion Agreement with Wyeth for Altace(R) partially because we believed a larger pharmaceutical company with more sales representatives and, in our opinion, with substantial experience in the promotion of pharmaceutical products to physicians would significantly increase the sales revenue potential of Altace(R). By efficiently co-marketing the new indications for Altace(R) which were approved by the FDA on October 4, 2000, we intend to increase the demand for the product. In the agreement, both of us have incentives to maximize the sales and profits of Altace(R) and to optimize the marketing of the product by coordinating our promotional activities.

     Under the Co-Promotion Agreement, Wyeth and we agreed to establish an annual budget of marketing expenses to cover, among other things, direct-to-consumer advertising, such as television advertisements and advertisements in popular magazines and professional journals. One of the goals of the direct-to-consumer advertising campaign is to encourage the targeted audience to ask their own physicians about Altace(R) and whether it might be of benefit for them. The direct-to-consumer campaign may not be effective in achieving this goal. Physicians may not prescribe Altace(R) for their patients to the extent we might otherwise hope if patients for whom Altace(R) is indicated do not ask their physicians about Altace(R).

     It is possible that we or Wyeth or both of us will not be successful in effectively promoting Altace(R) or in optimizing its sales. The content of agreed-upon promotional messages for Altace(R) may not sufficiently convey the merits of Altace(R) and may not be successful in convincing physicians to prescribe Altace(R) instead of other ACE inhibitors or competing therapies. The targets for sales force staffing, the number and frequency of details to physicians and the physicians who are called upon may be inadequate to realize our expectations for the revenues from Altace(R). Neither we nor Wyeth may be able to overcome the perception by physicians of a class effect, which we discuss below. Further, developments in technologies, the introduction of other products or new therapies may make it more attractive for Wyeth to concentrate on the promotion of a product or products other than Altace(R) or to lessen their emphasis on the marketing of Altace(R). Our strategic decisions in dealing with managed health care organizations may not prove to be correct and we could consequently lose sales in this market to competing ACE inhibitor products or alternative therapies. If any of these situations occurred, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

IF OUR BRISTOL FACILITY DOES NOT RECEIVE FINAL APPROVAL FROM THE FDA TO MANUFACTURE AND DISTRIBUTE ALTACE(R) OR IF THERE IS AN INTERRUPTION IN THE SUPPLY OF RAW MATERIAL FOR ALTACE(R), THE DISTRIBUTION, MARKETING AND SUBSEQUENT SALES OF THE PRODUCT COULD BE ADVERSELY AFFECTED.

     We have qualified our Bristol facility as a manufacturing and packaging site for Altace(R) in accordance with FDA guidelines and are currently manufacturing and distributing Altace(R) at that site. Aventis Pharma Deutscheland GmbH (Germany) will continue to be our single supplier of ramipril, the active ingredient in Altace(R). Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. Aventis
(USA) will remain an alternative or back-up supplier of Altace(R) for us. Any interruptions or delays in manufacturing or receiving the finished product or raw material used for the future production of Altace(R) or the failure of the FDA to issue formal written approval for the continued manufacturing and distribution of Altace(R) at our Bristol facility could have a material adverse effect on our business, financial condition, results of operations and cash flows. We have entered into a supply agreement with Aventis and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will not be interruptions or delays in the supply of the raw material.

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

     When one drug from a class is demonstrated to have a particularly beneficial or previously undemonstrated effect (e.g., the benefit of Altace(R) as shown by the HOPE trial), marketers of other drugs in the same class (for example, other ACE inhibitors) will represent that their products offer the same benefit simply by virtue of membership in the same drug class. Consequently, other companies with ACE inhibitors that compete with Altace(R) will represent that their products are equivalent to Altace(R). By doing so, these companies will represent that their products offer the same efficacious results demonstrated by the HOPE trial. Regulatory agencies do not decide whether products within a class are quantitatively equivalent in terms of efficacy or safety. Because comparative data among products in the same drug class are rare, marketing forces often dictate a physician's decision to use one ACE inhibitor over another. We may not be able to overcome other companies' representations that their ACE inhibitors will offer the same benefits as Altace(R) as demonstrated by the HOPE trial. As a result, sales of Altace(R) may suffer from the perception of a class effect.

     Currently, there is no generic form of Altace(R) available. That is, there is no product that has the same active ingredient as Altace(R). Although no generic substitute for Altace(R) has been approved by the FDA, there are other ACE inhibitors whose patents have expired or will expire in the next few years and there are generic forms of other ACE inhibitors. Also, there are different therapeutic agents that may be used to treat certain conditions treated by Altace(R). For example, the group of products known as angiotensin II receptor blocker, which we refer to as an "ARB" in this report beta-blockers, calcium channel blockers and diuretics, may be prescribed to treat certain conditions that Altace(R) is used to treat. New ACE inhibitors or other anti-hypertensive therapies, increased sales of generic forms of other ACE inhibitors or of other therapeutic agents that compete with Altace(R) may adversely affect the sales of Altace(R).

OUR CO-PROMOTION AGREEMENT FOR ALTACE(R) WITH WYETH COULD BE TERMINATED BEFORE WE REALIZE ALL OF THE BENEFITS OF THE AGREEMENT OR IT COULD BE ASSIGNED TO ANOTHER COMPANY BY WYETH OR WYETH COULD MARKET A COMPETING PRODUCT.

     Our exclusive Co-Promotion Agreement for Altace(R) with Wyeth could be terminated before we realize all of the benefits of the agreement. Wyeth and we each have the right to terminate the agreement if annualized net sales of Altace(R) have not reached $300.0 million by October 4, 2003. There are other reasons why either Wyeth or we could terminate the Co-Promotion Agreement. If the Co-Promotion Agreement is terminated for any reason, we may not realize increased sales which we believe may result from the expanded promotion of Altace(R). If we must unwind our marketing alliance efforts because of the reasons mentioned above, there may be a material adverse effect on the sales of Altace(R).

     If another company were to acquire, directly or indirectly, over 50% of the combined voting power of Wyeth's voting securities or more than half of its total assets, then Wyeth could assign its rights and obligations under the Altace(R) Co-Promotion Agreement to a successor without our prior consent. However, a successor would be required to first assume in writing the obligations of Wyeth under the Co-Promotion Agreement before the rights of Wyeth were assigned to it. Another party might not market Altace(R) as effectively or efficiently as Wyeth did. Also, a company which acquires Wyeth might not place as much emphasis on the Co-Promotion Agreement, might expend fewer marketing resources, such as a fewer number of sales representatives, than Wyeth did, or might have less experience or expertise in marketing pharmaceutical products to physicians. In any of these cases, there may be a material adverse effect on the sales of Altace(R).

     When feasible, Wyeth must give us six months' written notice of its intent to sell, market or distribute any product competitive with Altace(R). Under the Co-Promotion Agreement, a product competes with Altace(R) if it is an ACE inhibitor, an ARB, or an ACE inhibitor or ARB in combination with other cardiovascular agents in a single product. However, an ARB alone or in combination with other cardiovascular agents competes with Altace(R) only if the level of promotional effort used by Wyeth for the ARB is greater than 50% of that applied to Altace(R). A product would not compete with Altace(R) if in the last 12 months it had net sales of less than $100.0 million or 15% of net sales of Altace(R), whichever was higher. Also, a product would not compete with Altace(R) under the Co-Promotion Agreement if the product were acquired by Wyeth through a merger with or acquisition by a third party and the product was no longer actively promoted by Wyeth or its successor through detailing the product to physicians.

     Once we have been notified in writing of Wyeth's intent to market, sell or distribute a competing product, then Wyeth has 90 days to inform us as to whether it intends to divest its interest in the competing product. If Wyeth elects to divest the competing product, it must try to identify a purchaser and to enter into a definitive agreement with the purchaser as soon as practicable. If Wyeth elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of our Altace(R) Co-Promotion Agreement. Alternatively, Wyeth and we could agree upon another commercial relationship, such as royalties payable to us for the sale of the competing product, or we could agree to adjust the promotion fee we pay to Wyeth for the co-promotion of Altace(R). If Wyeth and we are unable to establish acceptable terms under any of these options, then we have the option at our sole discretion to reacquire all the marketing rights to Altace(R) and terminate the Co-Promotion Agreement upon 180 days' prior written notice to Wyeth. In the event we decided to reacquire all the marketing rights to Altace(R) we would be obligated to pay Wyeth an amount of cash equal to twice the net sales of Altace(R) in the United States for the 12 month period preceding the reacquisition. The foregoing could have a material effect on our business, financial condition, results of operations and cash flows.

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

     On May 25, 2001, the FDA approved our previously filed New Drug Application for Levoxyl(R), our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products have filed New Drug Applications for their levothyroxine sodium products. Jerome Stevens, Inc. has also received approval for its levothyroxine sodium product Unithroid. Jerome Stevens, Inc. has licensed Unithroid to Watson Pharmaceuticals. The FDA has announced that after August 14, 2001, it will not accept New Drug Applications for levothyroxine sodium drug products. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which New Drug Applications were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application. Also, since the Jerome Stevens product has been approved, a manufacturer could submit an Abbreviated New Drug Application demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to the Jerome Stevens product. If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R).

     To further protect against the possibility of generic substitution, during 2001 we filed with the U.S. Patent and Trademark Office in excess of 20 applications for U.S. patents concerning our FDA-approved new formulation of Levoxyl(R). The pending patent applications generally cover, among other things, formulation methodologies and equipment, formulation technologies, biopharmaceutical characteristics, drug delivery systems, and methods-of-use. If such applications are granted, the resulting patents will potentially provide us with patent protection on our FDA-approved new formulation of Levoxyl(R) for 20 years from the respective filing dates of the applications. However, we cannot assure you that any or all of the patent applications will be granted, or whether any or all of the resulting patents will provide Levoxyl(R) with protection from possible generic substitution.

WE CANNOT ASSURE YOU THAT SALES OF LORABID(R) WILL INCREASE IN THE FUTURE. IF SALES DO NOT INCREASE, THERE MAY BE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS.

     Prior to our acquisition of Lorabid(R), sales of that product were on the decline because we believe that the prior owner was not actively promoting the product. Increased sales of Lorabid(R) depend upon effective marketing to physicians which leads them to write prescriptions for our product. Since the antibiotic market is very competitive, we cannot assure you that sales of Lorabid(R) will increase in the future. Lilly manufactures Lorabid(R) for us under a supply agreement containing minimum purchase requirements. If Lorabid(R) sales continue to decrease, there may be a material adverse effect upon our results of operations and cash flows.

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

     Other companies, some of which have substantially greater financial, marketing and sales resources than we do, compete with us for the acquisition of products or companies. We may not be able to acquire rights to additional products or companies on acceptable terms, if at all, or be able to obtain future financing for acquisitions on acceptable terms, if at all. The inability to effect acquisitions of additional branded products could limit the overall growth of our business. Furthermore, even if we obtain rights to a pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. For example, our marketing strategy, distribution channels and levels of competition with respect to acquired products may be different than those of our current products, limiting our ability to compete favorably in those product categories.

IF WE CANNOT INTEGRATE THE BUSINESS OF COMPANIES OR PRODUCTS WE ACQUIRE, OUR BUSINESS MAY SUFFER.

     We anticipate that the integration of newly acquired companies and products into our business will require significant management attention and expansion of our sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions, have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

For example, we are

     - in exclusive license agreements with Novavax to promote, market, distribute and sell Estrasorb(TM), a topical transdermal estrogen replacement therapy, and Androsorb(TM), a topical testosterone replacement therapy for testosterone deficient women, upon their approval by the FDA;

     - engaged in the development of MRE0470, a myocardial pharmacologic stress imaging agent; and

     - in a licensing agreement with Novavax to develop recombinant human papillomavirus (HPC) virus-like particle (VLP) vaccines.

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

     A portion or all of many of our product lines, including Altace(R), Lorabid(R) and Cortisporin(R), are currently manufactured by third parties. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications. DSM Pharmaceuticals, Inc. (formerly DSM Catalytica Pharmaceuticals, Inc.), one of our third-party manufacturers, informed us on November 21, 2001, that they ceased operations at their sterile manufacturing facilities in Greenville, North Carolina, as a result of FDA concerns relating to compliance issues. Due to the compliance issues, DSM Pharmaceuticals recommended that we initiate a voluntary recall of all products that they manufacture for us. As a result, we initiated a voluntary recall of these products on December 18, 2001. The products affected are Cortisporin(R) Otic Suspension, Cortisporin(R) Otic Solution, Cortisporin(R) Ophthalmic Suspension, Pediotic(R) Otic Suspension, Septra(R) IV Infusion, and Neosporin(R) GU Irrigant. DSM Pharmaceuticals has since notified us that it has addressed the compliance issues and has resumed production of our products. Based on this assurance, we have resumed distribution of some of the affected products during the first quarter of 2002 and we expect to resume distribution of the remaining affected products during the first half of 2002. However, we cannot assure you that we will resume distribution as planned or that additional product recalls will not occur in the future. The failure of DSM Pharmaceuticals to adequately address the compliance issues at its sterile manufacturing facilities in Greenville, North Carolina, and recommence production of our products in a manner that allows us to resume distribution in accordance with its written assurances to us or additional product recalls could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     The Parkedale facility was inspected by the FDA in December 2001. When an FDA inspector completes an authorized inspection of a manufacturing facility, the FDC Act mandates that the inspector give to the owner/operator of the facility a written report listing the inspector's observations of objectionable conditions and practices. This written report is known as an "FDA Form 483" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the December 2001 inspection. While no law or regulation requires us to respond to a 483 we have submitted a written response detailing our plan of action with respect to each of the observations made on the December 483 and our commitment to correct the objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with cGMP. While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operation and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions. The 483 from December 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

WE ARE AT 100% OF CAPACITY AT OUR MIDDLETON FACILITY WHICH WILL LIMIT OUR ABILITY TO INCREASE PRODUCTION OF THROMBIN-JMI(R).

     Our inability to expand our production capacity at our Middleton facility will limit our ability to increase production of Thrombin-JMI(R) thereby limiting our unit sales growth for this product.

AN INCREASE IN PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS OR PRODUCT RETURNS COULD HARM OUR BUSINESS.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $60.0 million for aggregate annual claims with a $100,000 deductible per incident and a $1,000,000 aggregate annual deductible; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

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

     Although product returns were approximately 2.4% of gross sales for the year ended December 31, 2001, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

OUR WHOLLY OWNED SUBSIDIARY, JONES PHARMA INCORPORATED, IS A DEFENDANT IN LITIGATION WHICH IS CURRENTLY BEING HANDLED BY ITS INSURANCE CARRIERS. SHOULD THIS COVERAGE BE INADEQUATE OR SUBSEQUENTLY DENIED OR WERE WE TO LOSE SOME OF THESE LAWSUITS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 906 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as "fen/phen." In 1996, Jones acted as a distributor of Obenix(R), a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones' phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

IF WE ARE UNABLE TO SECURE OR ENFORCE PATENT RIGHTS, TRADEMARKS, TRADE SECRETS OR OTHER INTELLECTUAL PROPERTY, OUR BUSINESS COULD BE HARMED.

     We may not be successful in securing or maintaining proprietary patent protection for products we develop or technologies we license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. The validity of patents can be subject to expensive litigation. We can give you no assurance that our patents will not be challenged. Competitors may be able to develop similar or competitive products outside the scope of our patents which could have a material adverse effect on sales of our products or the amounts of royalty revenues we receive.

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

OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES.

     The trading price of our common stock is likely to be volatile. The stock market in general and the market for emerging growth companies, such as King in particular, have experienced extreme volatility. Many factors contribute to this volatility, including

     - general market conditions;

     - perceptions about market conditions in the pharmaceutical industry;

     - announcements of technological innovations;

     - changes in marketing, product pricing and sales strategies or development of new products by us or out competitors;

     - changes in domestic or foreign governmental regulations or regulatory approval processes; and

     - variations in our results of operations.

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

     While we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, have approval pending or have received the requisite agency approvals, our marketing is subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed and that advertising and marketing materials and campaigns are in compliance with FDA regulations. In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our manufacturing facilities and those of our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     We also compete with pharmaceutical companies in developing, marketing and selling pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use or acquired by other pharmaceutical companies may be more effective or offered at lower prices than our current or future products. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of ours. We believe that competition for sales of our products will be based primarily on product efficacy, safety, reliability, availability and price.

     COMPETITION FOR ACQUISITIONS. We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Biovail Corporation, Elan Corporation, Forest Laboratories, Inc., Galen Holdings plc, Medicis Pharmaceutical Corporation, Shire Pharmaceuticals Group plc., Watson Pharmaceuticals, Inc., and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. We cannot assure you that

     - we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

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

     Our largest product Altace(R) competes in the market with other cardiovascular therapies, including in particular, the following ACE inhibitors:

     - Zestril(R) (AstraZeneca PLC),

     - Acupril(R) (Pfizer Inc.),

     - Prinivil(R) (Merck & Co., Inc.),

     - Lotensin(R) (Novartis AG), and

     - Monopril(R) (Bristol-Myers Squibb Company).

     Our second largest product Levoxyl(R) competes with the following levothyroxine sodium products:

     - Synthroid(R) (Abbott Laboratories),

     - Levothroid(R) (Forest Laboratories, Inc.) and

     - Unithroid(R) (Watson Pharmaceuticals, Inc.).

     We intend to market these products aggressively by, among other things

     - detailing and sampling to the primary prescribing physician groups,

     - sponsoring physician symposiums, including continuing medical education seminars, and

     - conducting a direct-to-consumer advertising campaign for Altace(R).

     Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, the FDA approved for sale generic substitutes for Tapazole(R) during 2000 and Florinef(R) in March 2002.

     The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. We believe it typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with challenging bioequivalence or complex manufacturing requirements and products with a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative product formulations or dosage forms, we are better able to protect market share and produce sustainable high margins and cash flows. However, we cannot assure you that, for any of the products, we can maintain exclusivity, protect market share or produce high margins and cashflow as a result of these efforts.

                   A WARNING ABOUT FORWARD-LOOKING STATEMENTS

     This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled "Business," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and other sections of this report.

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

     - the development by King Pharmaceuticals Research and Development of MREO470, pre-clinical programs, and product life cycle development projects;

     - our continued successful execution of our growth strategies;

     - anticipated developments and expansions of our business;

     - anticipated increases in sales of acquired products or royalty payments;

     - the success of existing co-promotion agreements, including our Co-Promotion Agreement with Wyeth;

     - the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

     - development of product line extensions;

     - the unpredictability of the duration or future findings and determinations of the FDA, including the pending application related to Estrasorb(TM), and other regulatory agencies worldwide;

     - the products which we expect to offer;

     - the intent, belief or current expectations, primarily with respect to our future operating performance;

     - expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

     - expectations regarding patent approval including those patents pending for Levoxyl(R) and Tigan(R) 300mg capsules; and

     - expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the section entitled "Risk Factors" beginning on page 17.

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

     We believe that SWIB's case, including SWIB's claim for attorneys' fees, is meritless, and we are vigorously contesting it. We believe SWIB's actions did not confer a benefit on the Medco shareholders. We also believe it is unlikely that another shareholder will intervene to continue the action, but if that results then we will vigorously contest it. Although there can be no assurance as to the outcome of these matters, an unfavorable resolution could have a material adverse effect on our results of operations and our financial condition in the future. This information is current as of the date of this report.

  Fen/Phen Litigation

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We are one of many defendants in more than 32 lawsuits which claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. We expect to be named in additional lawsuits related to our production of the anorexigenic drug under contract for GlaxoSmithKline.

     While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and intend to vigorously pursue all defenses available to us. We are being indemnified in all of these suits by GlaxoSmithKline for which we manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon our independent negligence or intentional acts, and intend to submit a claim for all unreimbursed costs to our product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, we would have to defend the lawsuit and be responsible for damages, if any, which are awarded against us or for amounts in excess of our product liability coverage.

     In addition, Jones, a wholly-owned subsidiary of King, is a defendant in 906 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

  Thimerosal/Vaccine Related Litigation

     King and/or its wholly-owned subsidiary, Parkedale Pharmaceuticals, Inc. ("Parkedale"), have been named as defendants in California and Mississippi, along with Abbott Laboratories, American Home Products, Aventis Pharmaceuticals, and other pharmaceutical companies, which have manufactured or sold vaccine products containing the mercury-based preservative, thimerosal.

     In these cases, the plaintiffs attempt to link the receipt of the mercury-based vaccinations to neurological defects. The plaintiffs in these cases claim that the vaccines in question would have had their beneficial effects with or without thimerosal, and that thimerosal was a tool for undercutting other products on the market, thereby increasing defendants' sales and profits. The plaintiffs also claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, and breach of implied warranty, which are all arguments premised on the idea that the defendants promoted vaccines without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.

     The only vaccine that King/Parkedale has manufactured, distributed, marketed and/or sold was Fluogen(R) vaccine, which did contain the mercury-based preservative, thimerosal. Fluogen(R) was only distributed by King for two flu seasons. King's product liability insurance carrier, has been given proper notice of all of these matters, and defense counsel are vigorously defending our interests. We seek to be dismissed from the litigation due to lack of product identity in plaintiff's complaints. In 2001, King and Parkedale were dismissed on this basis in a similar case.

  Other Legal Proceedings

     The Parkedale facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the "Consent Decree"). The Parkedale facility is currently manufacturing pharmaceutical products subject to the Consent Decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are produced in accordance with an approved abbreviated new drug application or new drug application. King intends, when appropriate, to petition for relief from the Consent Decree.

     We are involved in various routine legal proceedings incident to the ordinary course of our business.

  Summary

     Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse affect on King's consolidated financial position, results of operations, or cash flow.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Prior to May 23, 2000, our common stock was quoted on the Nasdaq Stock Market. Our common stock is currently listed on the New York Stock Exchange, where our stock trades under the symbol "KG." There were approximately 1,225 shareholders on December 31, 2001, based on the number of record holders of the common stock.

                                                                    2000
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
First quarter...............................................  $34.37    $14.81
Second quarter..............................................   34.50     15.75
Third quarter...............................................   35.44     20.44
Fourth quarter..............................................   41.63     25.13

                                                                    2001
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
First quarter...............................................  $39.00    $24.79
Second quarter..............................................   43.41     27.13
Third quarter...............................................   46.05     34.25
Fourth quarter..............................................   44.59     35.12

     On March 27, 2002, the closing price of the common stock as reported on the New York Stock Exchange was $34.99.

     We have never paid cash dividends on our common stock. The payment of cash dividends is subject to the discretion of the board of directors and will be dependent upon many factors, including our earnings, our capital needs, and our general financial condition. We anticipate that for the foreseeable future, we will retain our earnings.

ITEM 6.  SELECTED FINANCIAL DATA

     The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this report.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------
STATEMENT OF INCOME DATA:
Net sales...................................  $136,132   $261,594   $480,815   $578,769   $825,488
Royalty revenue.............................    20,000     27,544     31,650     41,474     46,774
Development revenue(1)......................       558      5,283         --         --         --
                                              --------   --------   --------   --------   --------
          Total revenues....................   156,690    294,421    512,465    620,243    872,262
                                              --------   --------   --------   --------   --------
Gross profit................................   115,780    201,488    368,637    448,972    685,698
Operating income............................    59,157    105,111    209,895    184,728    366,266
Interest income.............................     4,672      7,746     10,507     11,875     10,975
Interest expense............................    (3,025)   (14,866)   (55,371)   (36,974)   (12,684)
Other income (expenses), net................       673      4,016     (3,239)     3,333      6,313
                                              --------   --------   --------   --------   --------
Income before income taxes, extraordinary
  item(s) and cumulative effect of change in
  accounting principle......................    61,477    102,007    161,792    162,962    370,870
Income tax expense..........................    19,608     36,877     61,150     76,332    138,006
                                              --------   --------   --------   --------   --------
Income from continuing operations...........    41,869     65,130    100,642     86,630    232,864
Income from discontinued operations.........     6,926     18,768         --         --         --
                                              --------   --------   --------   --------   --------
Income before extraordinary item(s)
  and cumulative effect of change in
  accounting principle......................    48,795     83,898    100,642     86,630    232,864
Extraordinary item(s), net of income taxes
  (2).......................................        --     (4,411)      (705)   (22,121)   (14,383)
                                              --------   --------   --------   --------   --------
                                                48,795     79,487     99,937     64,509    218,481
Cumulative effect of change in accounting
  principle (3).............................        --         --         --         --       (545)
                                              --------   --------   --------   --------   --------
Net income..................................  $ 48,795   $ 79,487   $ 99,937   $ 64,509   $217,936
                                              ========   ========   ========   ========   ========
Income per common share (4):
Basic:
  Continuing operations.....................  $   0.22   $   0.32   $   0.48   $   0.40   $   1.00
  Discontinued operations...................      0.04       0.09         --         --         --
  Extraordinary item(s).....................        --      (0.02)        --      (0.10)     (0.06)
  Cumulative effect of change in accounting
     principle..............................        --         --         --         --         --
                                              --------   --------   --------   --------   --------
                                              $   0.26   $   0.39   $   0.48   $   0.30   $   0.94
                                              ========   ========   ========   ========   ========
Diluted:
  Continuing operations.....................  $   0.22   $   0.32   $   0.47   $   0.39   $   0.99
  Discontinued operations...................      0.03       0.09         --         --         --
  Extraordinary item(s).....................        --      (0.02)        --      (0.10)     (0.06)
  Cumulative effect of change in accounting
     principle..............................        --         --         --         --         --
                                              --------   --------   --------   --------   --------
                                              $   0.25   $   0.39   $   0.47   $   0.29   $   0.93
                                              ========   ========   ========   ========   ========

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                1999         2000         2001
                                                             ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital............................................  $  263,767   $  212,161   $1,086,116
Total assets...............................................   1,181,806    1,282,395    2,506,611
Total debt.................................................     567,857      100,532      347,754
Shareholders' equity.......................................     495,012      987,733    1,908,299

---------------

(1) We developed four Abbreviated New Drug Applications which were filed with the FDA on behalf of Mallinkrodt Inc., predecessor to Tyco International Ltd., for a maximum of $2.5 million which was paid upon FDA approval and validation of the process.
(2) Reflects loss on early extinguishment of debt in connection with the repayment of certain debt instruments during 1998, 1999, 2000 and 2001 of $4.4 million (net of taxes of $2.8 million), $705,000 (net of taxes of $445,000), $12.8 million (net of taxes of $7.6 million), and $14.4 million (net of taxes of $8.5 million), respectively. Additionally, reflects certain asset impairment charges related to discontinuing the production and distribution for Fluogen(R) of $9.4 million (net of taxes of $5.6 million) in 2000.
(3) Reflects the cumulative effect of a change in accounting principle of $545,000 (net of taxes of $325,000) due to the adoption of SFAS No. 133" Accounting for Derivative Instruments and Hedging Activities," during the first quarter of 2001.
(4) Income per common share reflects the four-for-three stock split declared by our board of directors on June 20, 2001.

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

OVERVIEW

  General

     King continued its record of sustained revenue and earnings growth, along with several milestone events during 2001. These events include the FDA's approval of New Drug Applications for Levoxyl(R) and Tigan(R), the acquisition of licenses related to the potential commercialization of Estrasorb(TM) and Androsorb(TM), the submission of the New Drug Application for Estrasorb(TM), the acquisition of three branded products and a license to a fourth from Bristol-Myers Squibb, and the equity and convertible debenture offerings through which we raised approximately $1.0 billion.

  Approval of New Drug Applications

     Our New Drug Application for Levoxyl(R) was approved by the FDA on May 25, 2001. Levoxyl(R) is a synthetic hormone used for the treatment of hypothyroidism and suppression of thyroid-stimulating hormone. The New Drug Application for Levoxyl(R) was submitted to the FDA pursuant to the FDA's August 14, 1997, notice in the Federal Register that orally administered levothyroxine sodium drug products are new drugs. The FDA notice required that manufacturers of such drugs who wish to continue to market these products must submit applications as required by the FDC Act by August 14, 2000. On April 26, 2000, the FDA issued a second Federal Register notice extending the deadline for filing these applications until August 14, 2001. With approval of our New Drug Application , Levoxyl(R) is the number one prescribed FDA approved levothyroxine sodium product in the United States. The FDA is requiring unapproved levothyroxine sodium products that have had New Drug Applications pending since on or before August 14, 2001 to be gradually phased out of distribution by August 14, 2003. Also, the FDA has suggested that healthcare providers begin transitioning patients from non-approved levothyroxine sodium products to FDA-approved products such as Levoxyl(R). As the number one prescribed FDA-approved levothyroxine sodium product in the United States, we believe Levoxyl(R) is well positioned to continue to gain market share. Also, we have filed with the U.S. Patent and Trademark Office applications for in excess of 20 patents on Levoxyl(R). If granted, these patents should support the long-term viability of the product. We believe these factors enhance the future growth potential of Levoxyl(R).

     On December 13, 2001, we received approval from the FDA for our New Drug Application for Tigan(R) 300mg capsules. Tigan(R) is indicated for the treatment of post-operative nausea and vomiting and for nausea associated with gastroenteritis. We began distributing and marketing Tigan(R) 300mg capsules in February 2002. As the only trimethobenzamide hydrochloride capsule proven safe and effective, we are working diligently to protect the long-term growth potential of Tigan(R) 300mg capsules. Specifically, we have filed with the U.S. Patent and Trademark Office applications for patents covering our new Tigan(R) technology, including our FDA-approved Tigan(R) 300mg capsules. The pending patent applications are drawn to, among other things, formulations, dosages, dosage forms, biopharmaceutical characteristics, methods-of-production, methods-of-use and methods-of-instruction. If the applications are granted, the resulting patents will potentially provide us with patent protection for our FDA-approved Tigan(R) 300mg capsules for 20 years from the filing date of the applications.

  Estrasorb(TM) and Androsorb(TM) Licenses

     We acquired an exclusive worldwide license from Novavax to promote, market, distribute and sell Estrasorb(TM), except in the United States and Puerto Rico where the parties will co-market the product, following approval. Estrasorb(TM) is a topical estrogen replacement therapy which employs Novavax's proprietary micellar nanoparticle technology designed to deliver 17-beta-estradiol, a naturally occurring hormone, through the skin when applied topically in the form of a lotion. Once approved, we will pay Novavax a royalty based on a percentage of net sales of Estrasorb(TM)outside of the United States and Puerto Rico. Novavax will pay King a co-promotion fee equal to 50% of net sales less cost of goods of Estrasorb(TM) within the United States and Puerto Rico. Marketing expenses for Estrasorb(TM) in the United States and Puerto Rico, following approval, will be shared equally by the parties. On June 29, 2001, Novavax submitted a New Drug Application for Estrasorb(TM) to the FDA. The FDA has accepted the New Drug Application for review.

     We also acquired an exclusive worldwide license from Novavax to promote, market, distribute and sell Androsorb(TM), except in the United States and Puerto Rico, where the parties will co-market the product following approval. Androsorb(TM) is a topical testosterone replacement therapy for testosterone deficient women. Once approved, we will pay Novavax a royalty based on a percentage of net sales of Androsorb(TM) outside of the United States and Puerto Rico. Novavax will pay King a co-promotion fee equal to 50% of net sales less cost of goods of Androsorb(TM) within the United States and Puerto Rico. Androsorb(TM) is currently in Phase II of its development.

  Acquisition of Products from Bristol-Myers Squibb

     On August 8, 2001, we acquired three branded prescription pharmaceutical products, along with a fully paid license to a fourth product, from Bristol-Myers Squibb for $286.5 million. The products acquired include Bristol-Myers Squibb's rights in the United States to Corzide(R), a combination beta-adrenergic receptor blocker ("beta blocker") and thiazide diuretic; Delestrogen(R), an injectable estrogen; and Florinef(R), a corticosteroid. We also acquired a fully paid license to and the trademark for Corgard(R), a beta blocker, in the United States. Corzide(R) and Corgard(R) complement our key cardiovascular product portfolio. Delestrogen(R), an injectable estrogen replacement therapy, expands our women's health product line. Florinef(R), an endocrinology product, is a partial replacement therapy for primary and secondary adrenocortical insufficiency in Addison's disease and for the treatment of salt-losing adrenogenital syndrome.

  Equity and Convertible Debenture Offerings

     During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share, raising a total of approximately $662.0 million. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement. In February 2002, the convertible debentures were registered with the Securities and Exchange Commission. On December 12, 2001, we completed a tender offer to retire approximately $96.3 million in principal amount of our 10 3/4% Senior Subordinated Notes due 2009. With over $900 million in cash and cash equivalents, we believe King is well-positioned for the continued successful execution of our growth strategies in 2002.

     The following summarizes net revenues by operating segment (in thousands).

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                         ---------------------------------
                                                           1999        2000        2001
                                                         ---------   ---------   ---------
Branded pharmaceuticals................................  $434,896    $529,053    $793,543
Royalties..............................................    31,650      41,473      46,774
Contract manufacturing.................................    36,408      42,755      29,680
Other..................................................     9,511       6,962       2,265
                                                         --------    --------    --------
          Total........................................  $512,465    $620,243    $872,262
                                                         ========    ========    ========

RESULTS OF OPERATIONS

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

     Total net revenue increased $252.1 million, or 40.6%, to $872.3 million in 2001 from $620.2 million in 2000, due primarily to the growth and acquisition of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $264.4 million, or 50.0%, to $793.5 million in 2001 from $529.1 million in 2000. The continued strong growth in net sales of Altace(R) and Levoxyl(R), together with the acquisitions of Nordette(R) and Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001, accounted for the majority of the increase in net sales of our branded pharmaceutical products. While we expect continued growth in net sales of our branded pharmaceuticals, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to Altace(R) and Levoxyl(R), that could cause results to materially differ.

     Revenue from royalties is derived from payments we receive based on sales of Adenoscan(R) and Adenocard(R). Revenues from royalties increased $5.3 million, or 12.8%, to $46.8 million in 2001 from $41.5 million in 2000.

     Revenues from contract manufacturing decreased $13.1 million, or 30.6%, to $29.7 million in 2001 from $42.8 million in 2000. The majority of the decrease was due to the expiration in October 2000 of a distribution agreement pursuant to which Jones previously supplied Thrombogen(R), a line of thrombin-based products, to Ethicon, Inc., a subsidiary of Johnson and Johnson Products, Inc. Sales of our branded pharmaceutical product, Thrombin-JMI(R), benefited from the expiration of the distribution agreement. Although contract manufacturing is not a focus of our growth strategies, we expect net sales from contract manufacturing to increase in 2002.

     Net sales from generic and other sources decreased $4.7 million, or 67.1%, to $2.3 million in 2001 from $7.0 million in 2000 primarily due to decreased sales of a private-label generic product line to another pharmaceutical company.

     Gross Profit

     Total gross profit increased $236.7 million, or 52.7%, to $685.7 million in 2001 from $449.0 million in 2000. Total gross profit, excluding special charges, increased $216.0 million, or 45.2% to $693.7 million in 2001 from $477.7 million in 2000. The increase was primarily due to increased gross profit from branded pharmaceutical products. Gross profit was impacted by some special charges in 2001 and 2000 as follows:

     - We incurred a non-recurring write-off of inventory in the amount of $5.9 million during the fourth quarter 2001 related to our voluntary recall of products manufactured for us by DSM Pharmaceuticals as a result of regulatory issues related to DSM's manufacturing facility in Greenville, North Carolina. DSM has notified us that it has addressed the relevant compliance issues and resumed production of our products. We have resumed distribution of some of the affected products during the first quarter of 2002 and we expect to resume distribution of the remaining affected products during the first half of 2002.

     - During the third quarter of 2001, we incurred a nonrecurring write-off of obsolete Levoxyl(R) inventory of $2.1 million. The FDA approved the New Drug Application for a new formulation of Levoxyl(R) on May 25, 2001. Pursuant to FDA guidance, we may distribute only the FDA approved new formulation of Levoxyl(R) after August 14, 2001.

     - During the third quarter of 2000, we recorded a nonrecurring write-off of inventory of $28.7 million associated with our decision to discontinue Fluogen(R), an influenza virus vaccine.

     Gross profit from branded pharmaceutical products increased $248.9 million, or 61.4%, to $654.3 million in 2001 from $405.4 million in 2000. Gross profit from branded pharmaceutical products, excluding the special charges described above, increased $228.2 million, or 52.6%, to $662.3 million in 2001 from $434.1 million in 2000. This increase was primarily due to increases in gross profit from the Altace(R) and Levoxyl(R) product lines as well as additional gross profit arising from the acquisition of Nordette(R) and Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001. While we expect continued growth in gross profit from our branded pharmaceuticals, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to Altace(R) and Levoxyl(R), that could cause results to materially differ.

     Gross profit from royalties increased $4.0 million, or 11.6%, to $38.5 million in 2001 from $34.5 million in 2000. While we believe gross profit from royalties will continue to grow, we refer you to the "Risk Factors" that appear elsewhere in this report that could cause results to materially differ.

     Gross profit associated with contract manufacturing decreased $13.6 million, to $(7.2) million in 2001 from $6.4 million in 2000. The decrease was primarily due to the expiration in October 2000 of a distribution agreement pursuant to which Jones previously supplied Thrombogen(R), a line of thrombin-based products, to Ethicon, Inc., a subsidiary of Johnson and Johnson Products, Inc. Sales of our branded pharmaceutical product, Thrombin-JMI(R), benefited from the expiration of the distribution agreement. We believe the gross loss associated with contract manufacturing may decrease during 2002 in comparison to 2001.

     The gross profit from generic and other products decreased $2.7 million, or 96.4%, to $0.1 million in 2001 from $2.8 million in 2000 primarily due to decreased sales of a private-label generic product line to another pharmaceutical company.

     Operating Costs and Expenses

     Total operating costs and expenses increased $70.5 million, or 16.2%, to $506.0 million in 2001 from $435.5 million in 2000. The increase was primarily due to increased fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth, offset by a $60.6 million reduction in merger, restructuring, and other nonrecurring charges. Fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement will continue to increase based on anticipated growth in net sales of Altace(R). Therefore, we believe that total operating costs and expenses will continue to increase.

     Cost of revenues, increased $15.3 million, or 8.9%, to $186.6 million in 2001 from $171.3 million in 2000. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), the acquisition of Nordette(R) and Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001, partially offset by a reduction in special charges related to the write-off of product inventory in 2001 as compared to 2000. As a percentage of revenues, cost of revenues decreased to 21.4% in 2001 from 27.6% in 2000 due to an increase in sales of higher margin products and higher special charges related to the write-off of product inventory in 2000 compared to 2001.

     We have royalty expense obligations that arise in connection with our sales of Brevital(R) and Tapazole(R) and sales of Adenoscan(R) and Adenocard(R) generated by our licensees. Royalty expense increased $0.8 million, or 8.9% to $9.8 million in 2001 from $9.0 million in 2000.

     Selling, general and administrative expenses increased $108.0 million, or 81.3% to $240.9 million in 2001 from $132.9 million in 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 27.6% in 2001 from 21.4% in 2000. This increase was primarily attributable to fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth and the growth of our dedicated national field sales force from approximately 520 to 715 representatives during 2001. Fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement will continue to increase based on anticipated growth in net sales of Altace(R). Therefore, we believe that selling, general and administrative expenses will continue to increase based in part on the anticipated growth in net sales of Altace(R).

     Depreciation and amortization expense increased $6.1 million, or 14.6%, to $48.0 million in 2001 from $41.9 million in 2000. This increase was primarily attributable to the amortization of the intangible assets related to the acquisitions of Nordette(R) and Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001.

     Research and development expenses, including the special license rights, increased $7.8 million to $26.5 million in 2001 from $18.7 million in 2000. We continue to increase our commitment to research and development. Therefore, we believe research and development expense will continue to increase at a comparable rate.

     In addition to the special charges related to the write-off of inventory described above, King incurred the following additional special charges:

     - During the year ended December 31, 2001, we incurred merger and restructuring charges of $4.1 million resulting from the further integration of Jones.

     - During the year ended December 31, 2000, we incurred merger, restructuring, and other nonrecurring charges of $56.1 million relating to the tax-free pooling of interests transactions with King Pharmaceuticals Research and Development in February 2000 and Jones in August 2000. In addition, we incurred nonrecurring charges of $8.6 million relating to our decision to discontinue Fluogen(R) and $6.1 million relating to our decision to discontinue the development of Pallacor(TM).

     Operating Income

     Operating income increased $181.6 million, or 98.3%, to $366.3 million in 2001 from $184.7 million in 2000. Excluding special charges, operating income increased $94.1 million, or 33.1%, to $378.3 million in 2001 from $284.2 million in 2000 due to higher special charges in 2000 compared to 2001. This increase was primarily due to increased revenues from Altace(R) and Levoxyl(R), plus the acquisition of Nordette(R) and

Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001. As a percentage of net revenues, operating income increased to 42.0% in 2001 from 29.8% in 2000 due to a reduction in the amount of special charges. Excluding special charges, operating income decreased as a percentage of net revenues to 43.4% in 2001 from 45.8% in 2000 due primarily to the fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth. While we believe operating income in 2002 will continue to grow due to increased net sales of our branded pharmaceutical products, we refer you to the "Risk Factors" that appear elsewhere in this report, particularly those related to branded pharmaceutical products such as Altace(R) and Levoxyl(R) that could cause results to materially differ.

     Other Income (Expense)

     Interest income decreased $0.9 million, or 7.6% to $11.0 million in 2001 from $11.9 million in 2000. This decrease was primarily due to lower average investments and reduced rates of return on investments in 2001.

     Interest expense decreased $24.3 million, or 65.7%, to $12.7 million in 2001 from $37.0 million in 2000, due to a significant reduction in average borrowings outstanding.

     Other income increased $3.0 million, or 90.9% to $6.3 million in 2001 from $3.3 million in 2000. During 2001, other income related primarily to unrealized gains on our Novavax convertible notes. During 2000, other income was due primarily to the gain realized on an interest rate swap.

     Income Tax Expense

     The effective tax rate in 2001 of 37.2% and 2000 of 46.8% was higher than the federal statutory rate of 35.0% primarily due to permanent differences related to certain nondeductible merger related costs in 2000 as well as state income taxes in both 2001 and 2000. We anticipate a similar tax rate in 2002 as that experienced in 2001.

     Income before Extraordinary Items and Cumulative Effect of Change in Accounting Principle

     Due to the factors set forth above, income before extraordinary items and the cumulative effect of change in accounting principle increased $146.3 million, or 168.9%, to $232.9 million in 2001 from $86.6 million in 2000. Income before extraordinary items and the cumulative effect of a change in accounting principle, excluding nonrecurring charges, increased $76.0 million, or 46.2% to $240.4 million in 2001 from $164.4 million in 2000.

     Extraordinary Items

     During the year ended December 31, 2001, we recognized an extraordinary loss of $22.9 million ($14.4 million net of income taxes) due to the write-off of unamortized financing costs and premiums paid resulting from the repayment of debt during this period.

     We recognized an extraordinary loss of $20.3 million ($12.8 million net of income taxes) during the year ended December 31, 2000 due to the write-off of unamortized financing costs and premiums paid in connection with the repayment of debt during the period. Also during 2000, we recorded extraordinary losses on disposed and impaired assets totaling $9.4 million (net of income tax benefit of $5.6 million) in connection with our decision to discontinue Fluogen(R).

     Cumulative Effect of Change in Accounting Principle

     We recognized the cumulative effect of a change in accounting principle of $0.5 million, net of income taxes of $0.3 million, during the first quarter of 2001, due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities.

     Net Income

     Due to the factors set forth above, net income increased $153.4 million, or 237.8%, to $217.9 million in 2001 from $64.5 million in 2000.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Revenues

     Total net revenue increased $107.7 million, or 21.0%, to $620.2 million in 2000 from $512.5 million in 1999, due primarily to the acquisition and growth of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $94.2 million, or 21.7%, to $529.1 million in 2000 from $434.9 million in 1999. The acquisitions of Nordette(R) and Bicillin(R) from Wyeth in July 2000, the acquisition of Lorabid(R) from Eli Lilly in August 1999, and increases in net sales of Altace(R), Levoxyl(R), and Thrombin-JMI(R) offset by the discontinuance of Fluogen(R), which generated $28.7 million net sales in 1999, accounted for the majority of the net sales increase in branded pharmaceutical products.

     Revenues from royalties increased $9.8 million, or 31.0%, to $41.5 million in 2000 from $31.7 million in 1999. The increase was primarily due to continued year-over-year increases in unit sales of Adenoscan(R) by Fujisawa, our North American licensee.

     Revenues from contract manufacturing increased $6.4 million, or 17.4%, to $42.8 million in 2000 from $36.4 million in 1999. Contract manufacturing revenues increased due to increased contract sales of thrombin products.

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

  Gross Profit

     Total gross profit (namely, revenues less cost of revenues, royalty expense and the nonrecurring write-off of inventory related to the discontinuance of Fluogen(R)) increased $80.4 million, or 21.8%, to $449.0 million in 2000 from $368.6 million in 1999. Total gross profit excluding the nonrecurring inventory charge increased $109.1 million, or 29.6% to $477.7 million in 2000 from $368.6 million in 1999. The increase was primarily due to increased gross profit from branded pharmaceutical products. On September 27, 2000, we received notification from the FDA that we must cease manufacturing and distribution of Fluogen(R), an influenza vaccine, until we demonstrate compliance with related FDA regulations. In addition, the notification recommended that we properly dispose of Fluogen(R) inventory on hand. As a result of this notification, we decided to permanently discontinue Fluogen(R) production and distribution. We recorded a nonrecurring write-off of inventory of $28.7 million associated with these events (the "Nonrecurring Inventory Charge").

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

     Gross profit from royalties increased $8.5 million, or 32.6%, to $34.5 million in 2000 from $26.0 million in 1999. The increase is primarily due to the continued year-over-year increases in unit sales of Adenoscan(R), by Fujisawa.

     Gross profit associated with contract manufacturing increased $10.1 million, or 272.6%, to $6.4 million in 2000 from $(3.7) in 1999 due primarily to increased profit relating to contract sales of thrombin products.

     The gross profit from generic and other decreased $2.8 million, or 49.9%, to $2.8 million in 2000 from $5.6 million in 1999.

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

     Selling, general and administrative expenses increased $25.7 million, or 23.9% to $132.9 million in 2000 from $107.2 million in 1999. The increase was primarily attributable to sales commissions, increased sales force, other personnel costs, marketing, and sampling costs associated with the branded product lines. As a percentage of total revenues, selling, general and administrative expenses increased slightly to 21.4% in 2000 from 20.9% in 1999.

     Depreciation and amortization expense increased $8.0 million, or 23.9%, to $41.9 million in 2000 from $33.9 million in 1999. This increase was primarily attributable to the amortization of the intangible assets related to the acquisitions of products from Wyeth in July 2000 and Lorabid(R) in August 1999.

     Research and development increased $1.0 million to $18.7 million in 2000 from $17.7 million in 1999.

     During the year ended December 31, 2000, we incurred merger, restructuring, and other nonrecurring charges of $56.1 million relating to the tax-free pooling of interests transactions with Medco in February 2000 and Jones in August 2000. In addition, we incurred nonrecurring charges of $8.6 million relating to the discontinuance of the Fluogen(R) product and $6.1 million relating to the discontinuance of the development of Pallacor(TM) in 2000.

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

     Interest expense decreased $18.4 million, or 33.2%, to $37.0 million in 2000 from $55.4 million in 1999, as a result of the extinguishments of debt during 2000.

     Other income increased $6.5 million, or 202.9% to $3.3 million of other income in 2000 from $3.2 million of other expense in 1999. This increase was due primarily to the gain on the interest rate swap of $1.9 million in 2000 and $3.3 million of fees for a 1999 patent protection legal settlement.

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

  Extraordinary Items

     We recognized an extraordinary loss of $20.3 million ($12.8 million net of income taxes) during the year ended December 31, 2000 due to the write-off of unamortized financing costs and premiums paid resulting from the early repayment of debt during this period. During the year ended December 31, 1999, we recognized an extraordinary loss of $1.2 million ($705,000 net of income taxes) due to the write-off of unamortized financing costs resulting from the early repayment of debt during this period.

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

OFF BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements, except for operating leases in the normal course of business as described in Note 10 to the financial statements, and as reflected in the table below.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

     The following summarizes contractual obligations and commitments at December 31, 2001 (in thousands):

                                                         PAYMENTS DUE BY PERIOD
                                      ------------------------------------------------------------
                                                 LESS THAN     ONE TO       FOUR TO       AFTER
                                       TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS   FIVE YEARS
                                      --------   ---------   -----------   ----------   ----------
CONTRACTUAL OBLIGATIONS:
Long-term debt......................  $347,340    $ 1,091     $  1,156      $     --     $345,093
Capital lease obligations...........       414        266          148            --           --
Operating leases....................    15,230      7,885        5,706         1,639           --
Unconditional purchase
  obligations.......................   575,279     78,336      190,200       174,623      132,120

     Our unconditional purchase obligations are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to our branded pharmaceutical products.

LIQUIDITY AND CAPITAL RESOURCES

  General

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

     During the first quarter of 2002, we signed a commitment letter for a $400.0 million five-year senior credit facility.

     At present, we are actively pursuing acquisitions that may require the use of substantial capital resources.

  Year ended December 31, 2001

     We generated net cash from operations of $279.6 million for the year ended December 31, 2001. Our net cash provided from operations was primarily the result of $217.9 million in net income, adjusted for non-cash depreciation and amortization of $48.0 million, extraordinary charges of $22.9 million, a change in deferred income taxes of $15.2 million, tax benefits of stock options exercised of $12.4 million, an increase in accrued expenses and other liabilities of $41.5 million and an increase in income taxes payable of $29.0 million. Primary uses of cash flow included an increase in accounts receivable of $44.1 million, an increase in inventories of $46.5 million, a decrease in accounts payable of $9.7 million, non-cash amortization of deferred revenue of $9.2 million, and a non-cash unrealized gain of $8.5 million on the Novavax convertible senior notes.

     Cash flows used in investing activities was $382.7 million primarily due to the purchase of intangible assets of $286.5 million, capital expenditures of $40.2 million, the purchase of investment securities of $49.9 million, loans of $15.0 million to a supplier, and the issuance of Novavax convertible senior notes of $10.0 million offset by proceeds from the repayment of loans of $14.1 million made to a supplier.

     Financing activities provided $901.3 million of cash flow comprised principally of $75.0 million in proceeds from the revolving credit facility, $684.4 million in proceeds from the issuance of common shares and the exercise of stock options and $345.0 million in proceeds from the issuance of convertible debentures, offset by repayments of $75.0 million on the revolving credit facility, $115.1 million on the senior subordinated notes, and $11.1 million of debt issuance costs.

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

     Cash flows used in investing activities was $153.8 million primarily due to the purchase of intangible assets, a Novavax convertible senior note, and loans made to a supplier of $207.0 million, $20.0 million, and $15.4 million, respectively, $25.1 million of capital expenditures, and $142.9 million of investment security purchases offset by proceeds from the maturity and sale of investment securities of $256.1 million.

     Financing activities used $82.9 million of cash flow comprised principally of $159.0 million in proceeds from the revolving credit facility and $387.8 million in proceeds from the issuance of common shares and the exercise of stock options, offset by repayments of $204.0 million on the revolving credit facility, $53.6 million on the senior subordinated notes, and $368.7 million on other long-term debt.

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

  Certain Indebtedness and Other Matters

     As of December 31, 2001, we had $347.8 million of long-term debt (including current portion). At December 31, 2001, none of our debt agreements contain financial covenants.

     On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement. At December 31, 2001, $616.0 million remains available to us under the $1.3 billion universal shelf registration.

     During November 2001, we terminated a senior credit facility which had included a revolving credit facility and term loans. As a result of the termination of the facility, we recorded an extraordinary charge resulting from the write-off of deferred financing costs of $1.6 million ($1.0 million net of income taxes).

     On December 12, 2001, we completed a tender offer for approximately $96.3 million in principal amount of our 10 3/4% Senior Subordinated Notes due 2009. As a result of the tender offer we recorded an extraordinary charge resulting from the write-off of deferred financing costs and the payment of an early redemption premium totaling $21.3 million ($13.4 million net of income taxes).

     During the first quarter of 2002, we signed a commitment letter for a $400.0 million five year senior secured revolving credit facility. This facility will require us to maintain certain minimum net worth, debt to EBITDA, and interest coverage ratios. Interest will be based on LIBOR plus a factor dependent upon leverage ratios.

     On August 8, 2001, we acquired Corzide(R), Delestrogen(R), and Florinef(R) and a license to Corgard(R) in the United States from Bristol-Myers Squibb for $286.5 million. The acquisition was financed with a combination of borrowings under our senior secured credit facility and cash on hand.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $40.2 million and $25.1 million for the years ended December 31, 2001 and 2000, respectively. The principal capital expenditures included property and equipment purchases and building improvements for ongoing compliance and increased capacity. We expect to further increase our capital expenditures over the next few years as a part of our acquisition and growth strategy. We also expect an increase in our capital expenditures during 2002 due to the implementation of an enterprise resource planning system.

IMPACT OF INFLATION

     We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 will be utilized on all business combinations of King after July 1, 2001. Therefore, pooling of interest transactions, such as our prior acquisitions of Medco and Jones, will no longer be permitted.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized but evaluated annually for impairment. Any impairment loss determined upon adoption of SFAS No. 142 is to be treated as a cumulative effect of an accounting change. Goodwill will not be amortized but instead tested for impairment annually. SFAS No. 142 was effective immediately for goodwill and intangible assets acquired after June 30, 2001 and is effective beginning in 2002 for all previously acquired goodwill and intangible assets.

     We have applied the provisions of SFAS No. 142 for the acquisitions of intangible assets in the third quarter of 2001 related to the Corgard(R), Corzide(R), Delestrogen(R) and Florinef(R) products.

     In accordance with SFAS No. 142, we are in the process of:

          (a) assessing the useful lives of our intangible assets, including whether any would have indefinite-lives;

          (b) determining whether a transitional impairment charge will be required as of January 1, 2002 as the cumulative effect of a change in accounting principle; and

          (c) determining whether reclassification of certain intangible assets as goodwill (and vice versa) is necessary.

     Although we have not completed our assessment of the impact of implementing SFAS No. 142, we are not expecting such implementation to have a material impact on future results of operations.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We are in the process of reviewing the impact of these pronouncements.

CRITICAL ACCOUNTING POLICIES

     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 2 to the consolidated financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical and other factors believed to be reasonable under the circumstances. We evaluate these estimates and assumptions on an ongoing basis and may retain outside professional advisors to assist in our evaluation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements:

     - Allowance for doubtful accounts We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is necessary and if the financial condition of our customers were to worsen, additional allowances may be required.

     - Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

     - Intangible assets. When we purchase products we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price is allocated to product rights, trademarks, patents and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain.

     - Long-lived assets. We review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

     - Accruals for rebates, returns, and chargebacks. Accrued rebates are estimated based on a percentage of selling price determined from historical information. Returns are accrued based on historical experience equal to the cost of replacement product in accordance with our return policy. Chargebacks are based on the estimated days of unprocessed claims using historical experience. In all cases, judgment is required in estimating these reserves and actual claims for rebates, returns and chargebacks could be different from the estimates.

     - Revenue recognition. We recognize revenue when the risks and rewards of ownership are assumed by the buyer. This generally occurs upon delivery of product to the buyer.

     - Novavax convertible senior notes. Our Novavax 4% convertible senior notes are carried at cost. We monitor the notes for possible impairment based on Novavax's ability to pay and the underlying market value of Novavax's common stock.

     - Co-promotion Agreement with Wyeth. We have a Co-Promotion Agreement with Wyeth to promote Altace(R). A $75.0 million upfront fee was paid to King by Wyeth and this fee is being amortized on a straight line basis over the life of the agreement as a reduction of co-promotion marketing expenses. Co-promotion fees are paid to Wyeth based on a percentage of net sales of Altace(R). We accrue co-promotion fees paid by us at the rate expected for the entire year. The rate is adjusted during the year, if necessary, as it becomes clearer what the actual rate will be. Co-promotion marketing expenses are marketing costs incurred by either King or Wyeth in accordance with the Co-Promotion Agreement. Co-promotion marketing expenses are expensed ratably throughout the year based on King's expected portion of the total co-marketing expenses incurred by both parties.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

     We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method.

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of our convertible debentures would be impacted by our stock price. The estimated fair value of our total long-term debt at December 31, 2001 was $379.7 million. Fair values were determined from available market prices, using current interest rates and terms to maturity.

     During 2000, we terminated previously existing derivative instruments used to manage long-term interest rate exposure and at December 31, 2001 and 2000, we did not hold any derivatives.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is set forth at the pages indicated in Item 14(a) below.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors as of March 1, 2002 were as follows:

NAME                                         AGE                  POSITION HELD
----                                         ---                  -------------
John M. Gregory............................  49    Chairman of the Board of Directors
Jefferson J. Gregory.......................  46    President, Chief Executive Officer and
                                                   Director of King Pharmaceuticals, Inc.,
                                                   President of Parkedale Pharmaceuticals,
                                                   Inc., Jones Pharma Incorporated and King
                                                   Pharmaceuticals Research and Development,
                                                   Inc.
Joseph R. Gregory..........................  47    Vice Chairman of the Board of Directors,
                                                   President of Monarch Pharmaceuticals, Inc.
Ernest C. Bourne...........................  60    President of the International Division and
                                                   Director
James R. Lattanzi..........................  47    Chief Financial Officer
John A. A. Bellamy.........................  39    Executive Vice President, Legal Affairs and
                                                   General Counsel
Kyle P. Macione............................  38    Executive Vice President, Corporate Affairs
Earnest W. Deavenport, Jr..................  63    Director
Frank W. DeFriece, Jr......................  81    Director
Gregory D. Jordan..........................  50    Director
R. Charles Moyer...........................  56    Director
D. Greg Rooker.............................  54    Director

     John M. Gregory has served as Chairman of the Board of Directors since King's inception in 1993 and until January 1, 2002, Chief Executive Officer. He previously co-founded General Injectables and Vaccines, Inc. and served as its President from 1984 through 1994. Prior to this time, he was the owner and registered pharmacist of a pharmacy located in Bastian, Virginia. He graduated from the University of Maryland School of Pharmacy with a Bachelor of Science degree in Pharmacy in 1976.

     Jefferson J. Gregory has served as President of King Pharmaceuticals, Inc., since 1993, as President of Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of King since February 1998, as President of King Pharmaceuticals Research and Development, Inc. since February 2000, as President of Jones Pharma Incorporated since November 2000 and as a director since 1995. He assumed the position of Chief Executive Officer of King Pharmaceuticals, Inc. on January 1, 2002. He was formerly the Director of Regulatory Affairs and Product Information for General Injectables and Vaccines, Inc. from 1991 to 1993 and was a consultant to the pharmaceutical industry from 1989 to 1991. He formerly served as a registered pharmacist in retail pharmacies in the Washington D.C. and Baltimore, Maryland metropolitan areas. He graduated from the University of Maryland School of Law with a Juris Doctor in 1985, University of Maryland School of Pharmacy with a Bachelor of Science degree in Pharmacy in 1979, and Montgomery College with an Associate of Arts degree in 1976.

     Joseph R. Gregory has served as President of Monarch Pharmaceuticals, Inc., a wholly owned subsidiary of King, since 1994, has served as a director of King since 1993 and as Vice Chairman of the Board of Directors since December 1997. Prior to joining King, he was the Chief Operating Officer of General Injectables and Vaccines, Inc. from 1987 to 1994 and also served as the President of its subsidiary Insource/Williams, Inc. from 1989 to 1994. He previously served as President of The Buying Group Network/A Service of Pharmacist Shared Services. He graduated from the University of Maryland School of Business with a Bachelor of Science degree in Business Administration in 1977.

     Ernest C. Bourne has served as President of the International Division since January 1999 and as a director since October 1997. From 1968 until January 1999, he had been employed with Bourne & Co., Inc., an investment banking firm, where he served as President

     James R. Lattanzi, CPA has served as King's Chief Financial Officer since September 2000. Prior to joining King, Mr. Lattanzi, a Certified Public Accountant, was a partner with PricewaterhouseCoopers for 11 years, serving most recently as the managing partner of PricewaterhouseCoopers' Greensboro, North Carolina office. Mr. Lattanzi is a licensed Certified Public Accountant and a member of the American Institute of Certified Public Accountants. He graduated from Indiana University of Pennsylvania in 1976 with a degree in accounting.

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

     Earnest W. Deavenport, Jr., has served as a director since May 2000. He was formerly Chairman of the Board and Chief Executive Officer of Eastman Chemical Company, Kingsport, Tennessee, where he had served in various capacities since 1960. He was Chairman of the National Association of Manufacturers in 1998 and is currently a member of the National Academy of Engineering. Mr. Deavenport is also a member of the boards of directors of AmSouth Bancorporation and Theragenics Corporation, each a publicly-held corporation. Mr. Deavenport graduated from Mississippi State University with a Bachelor of Science in Chemical Engineering in 1960 and from Massachusetts Institute of Technology with a Masters of Science in Management in 1985.

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

     Gregory D. Jordan has served as a director since June 2001. He has served as President of King College in Bristol, Tennessee since 1997, having joined the King College faculty in 1980. He received a Bachelor of Arts degree from Belhaven College and Masters of Arts and Divinity degrees from Trinity Evangelical Divinity School. He earned his Doctorate in Hebraic and Cognate Studies from Hebrew Union College -- Jewish Institute of Religion.

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

     D. Greg Rooker has served as a director of King since October 1997. Mr. Rooker is the former owner and President of Family Community Newspapers of Southwest Virginia, Inc., Wytheville, Virginia, which consists of six community newspapers and a national monthly motor sports magazine. He is a co-founder of the Jason Foundation and Brain Injury Services of SWVA, Inc., each a non-profit organization providing services to brain injury survivors. Mr. Rooker serves without compensation as Secretary/Treasurer of the Jason Foundation and the President of Brain Injury Services of SWVA, Inc. Mr. Rooker is a graduate of Northwestern University with a degree in Journalism.

     Messrs. John, Joseph and Jefferson Gregory are brothers.

COMPENSATION OF DIRECTORS

     Each non-employee director of King receives annual fees of $18,000 payable quarterly plus a fee of $1,000 for participation in each board meeting. Non-employee directors also receive $500 for each committee meeting that is held on a day when a meeting of the board is not convened and $250 for each meeting attended that is held on a day when a meeting of the board is convened. The chairman of the Audit Committee is paid an annual fee of $6,000 and the chairman of the Stock Option Committee is paid an annual fee of $3,000. A non-employee director who performs special assignments at the direction of the chairman of the board receives a fee of $2,000 per day when at least one-half of the business day has been completely devoted to the assignment requested by the chairman. Travel expenses related to board or committee meetings are reimbursed. The 1998 Non-Employee Director Plan was adopted by the Board of Director in February 1998. Currently options exercisable for 153,332 shares of common stock have been issued to our current non-employee directors.

MEETINGS OF DIRECTORS

     The Board of Directors held 15 meetings during 2001. No director attended less than 75% of all meetings held, except for Mr. Deavenport.

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

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has appointed an Audit Committee and a Stock Option Committee.

     Audit Committee. The Audit Committee, which currently consists of D. Greg Rooker, Earnest W. Deavenport, Jr., Frank W. DeFriece, Jr., Gregory D. Jordan and R. Charles Moyer has the authority and responsibility to hire one or more independent public accountants to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control); to discuss with the independent accountants the results of the annual audit and quarterly reviews; to conduct periodic independent reviews of the systems of accounting (including systems of internal control); and to make reports periodically to the Board of Directors with respect to its findings. The audit committee met five times in 2001.

     Stock Option Committee. The Stock Option Committee, which currently consists of Joseph R. Gregory, Frank W. DeFriece, Jr. and D. Greg Rooker, is responsible for administering and determining awards under King's stock option plans.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by our chief executive officer and by each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities for the year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                ANNUAL COMPENSATION
                                            ---------------------------    LONG-TERM        ALL OTHER
   NAME AND CURRENT PRINCIPAL POSITION      YEAR   SALARY($)   BONUS($)   COMPENSATION   COMPENSATION(1)
   -----------------------------------      ----   ---------   --------   ------------   ---------------
                                                                           SECURITIES
                                                                           UNDERLYING
                                                                           OPTIONS(#)
John M. Gregory...........................  2001    455,810     100,000         -0-          46,401
  Chairman of the Board                     2000    365,376         -0-         -0-           5,100
                                            1999    361,188         -0-         -0-           4,800
Joseph R. Gregory.........................  2001    450,810      75,000      25,000          45,749
  Vice Chairman of the                      2000    303,548         -0-      33,333           5,100
  Board and President,                      1999    301,188         -0-      49,999           4,800
  Monarch Pharmaceuticals, Inc.

Jefferson J. Gregory......................  2001    450,540      75,000      25,000          30,408
  President and Chief Executive Officer of  2000    300,359         -0-      33,333           5,100
  King; President of Parkedale              1999    300,729         -0-      49,999           4,800
  Pharmaceuticals, King Pharmaceuticals
  Research and Development and Jones
  Pharma Incorporated
Ernest C. Bourne..........................  2001    452,322      75,000      25,000          26,564
  President, International Division         2000    306,515         -0-      33,333           5,100
                                            1999    303,186         -0-      49,999           4,800
James R. Lattanzi(1)......................  2001    300,810      35,000      10,000          17,238
  Chief Financial Officer                   2000     69,818         -0-      46,665           2,088

---------------

(1) Mr. Lattanzi became chief financial officer during 2000.

     The following table sets forth the number of options to purchase shares of common stock that had been granted to executive officers named in the Summary Compensation Table above as of December 31, 2001.

                    OPTIONS/SARS GRANTED IN LAST FISCAL YEAR

                                                                                             POTENTIAL REALIZABLE
                                                                                               VALUE AT ASSUMED
                                                                                             ANNUAL RATES OF STOCK
                                                                                            PRICE APPRECIATION FOR
                                                      INDIVIDUAL GRANTS                           OPTION TERM
                                    -----------------------------------------------------   -----------------------
                                    NUMBER OF     PERCENT OF
                                    SECURITIES   TOTAL OPTIONS
                                    UNDERLYING    GRANTED TO     EXERCISE OR
                                     OPTIONS     EMPLOYEES IN    BASE PRICE    EXPIRATION
               NAME                  GRANTED      FISCAL YEAR      ($/SH)         DATE        5%($)       10%($)
               ----                 ----------   -------------   -----------   ----------   ---------   -----------
Joseph R. Gregory.................    25,000          2.9           38.91         2011       611,757     1,550,313
Jefferson J. Gregory..............    25,000          2.9           38.91         2011       611,757     1,550,313
Ernest C. Bourne..................    25,000          2.9           38.91         2011       611,757     1,550,313
James R. Lattanzi.................    10,000          1.2           38.91         2011       244,703       620,125

     The following table disclosed information regarding stock options held at the end of or exercised in fiscal year 2001 for executive officers named in the summary Compensation Table above as of December 31, 2001.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                             SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                              UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                   SHARES                    AT DECEMBER 31, 2001         AT DECEMBER 31, 2001(1)
                                 ACQUIRED ON    VALUE     ---------------------------   ---------------------------
NAME                              EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                             -----------   --------   -----------   -------------   -----------   -------------
Joseph R. Gregory..............       -0-        -0-        183,331          -0-         4,172,975            -0-
Jefferson J. Gregory...........       -0-        -0-        183,331          -0-         4,172,975            -0-
Ernest C. Bourne...............       -0-        -0-        138,331          -0-         2,487,128            -0-
James R. Lattanzi..............       -0-        -0-         40,000       16,666           624,987        331,460

---------------

(1) Based on $42.13 per share, the closing price of the common stock as quoted on the New York Stock Exchange Stock at December 31, 2001.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors served as the Compensation Committee in 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the common stock as of March 1, 2002, for (i) each person who owns more than 5% of the common stock, (ii) each director and executive officer of King, and
(iii) all executive officers and directors of King as a group.

                                                                     BENEFICIAL
                                                                    OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
                                                                           PERCENTAGE
EXECUTIVE OFFICER, DIRECTORS                                    NUMBER     OUTSTANDING
AND 5% SHAREHOLDERS                                           OF SHARES     SHARES(1)
----------------------------                                  ----------   -----------
John M. Gregory(2)..........................................  13,004,486      5.3
Joseph R. Gregory(3)........................................   4,083,518      1.7
Jefferson J. Gregory(4).....................................   2,046,567        *
Ernest C. Bourne(5).........................................     331,403        *
James R. Lattanzi(6)........................................      40,300        *
John A. A. Bellamy(7).......................................     143,777        *
Kyle P. Macione(8)..........................................      50,920        *
Earnest W. Deavenport, Jr.(9)...............................      14,833        *
Frank W. DeFriece, Jr.(10)..................................      63,333        *
Gregory D. Jordan...........................................         -0-        *
R. Charles Moyer(11)........................................      13,466        *
D. Greg Rooker(12)..........................................     185,562        *
All executive officers and directors as a group (16
  persons)(13)..............................................  19,978,165      8.1
Putnam Investments LLC(14)..................................  16,464,778      6.6
The Summit Fund, LLC(15)....................................  11,924,413      4.8

---------------

  *  Less than 1%
 (1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 247,910,275 shares issued and outstanding as of March 22, 2002. Options to purchase shares which are exercisable or become exercisable within 60 days of March 22, 2002 are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of such options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.
 (2) Includes 8,003,054 shares jointly owned with Mr. Gregory's spouse; 925,633 shares owned by S.J., LLC, a limited liability company, the primary members of which are Mr. Gregory's children, 3,999,999 shares held in blind trusts and 75,800 shares registered in the name of The Lazarus Foundation, Inc., a private foundation controlled by John M. Gregory. Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.
 (3) Includes 1,206,082 shares owned through Kingsway L.L.C., a limited liability company, the primary members of which are Mr. Gregory, his spouse and his son, 1,599,999 shares held in blind trusts and 183,331 shares issuable upon the exercise of options. Mr. Gregory's address is 501 Fifth Street, Bristol, Tennessee 37620.
 (4) Includes 1,169,881 shares jointly owned with Mr. Gregory's spouse, 466,666 held in a blind trust and 87,333 shares beneficially owned by Gregory Investments, L.P., the general partners of which are Mr. Gregory and his spouse and 183,331 shares issuable upon the exercise of options granted to Mr. Gregory.
 (5) Includes 138,331 shares issuable upon the exercise of options.
 (6) Includes 300 shares jointly owned with Mr. Lattanzi's spouse and 40,000 shares issuable upon the exercise of options.
 (7) Includes 54,999 shares issuable upon the exercise of options.
 (8) Includes 37,000 shares issuable upon the exercise of options.
 (9) Includes 13,333 shares issuable upon the exercise of options.
(10) Includes 63,333 shares issuable upon the exercise of options.
(11) Includes 13,333 shares issuable upon the exercise of options.
(12) Includes 33,332 shares held in trust for the benefit of Mr. Rooker's children; 8,549 shares owned by Mr. Rooker's spouse, 13,420 shares owned by The Jason Foundation, a private foundation controlled by Mr. Rooker and 63,333 shares issuable upon the exercise of options.
(13) Includes 790,324 shares subject to options exercisable within 60 days.
(14) Based on a Schedule 13G filed with the SEC on behalf of Putnam Investments, LLC; Marsh & McLennon Companies, Inc.; Putnam Investment Management, LLC; and The Putnam Advisory Company, LLC, One Post Office Square, Boston, Massachusetts 02109.
(15) Based on a Schedule 13G filed with the SEC on behalf The Summit Fund, LLC, The United Company, United Management Company, LLC, Nicholas D. Street, James W. McGlothlin, Lois A. Clarke, Wayne L. Bell and Ted G. Wood. The address of The Summit Fund, LLC is 1005 Glenway Avenue, Bristol, Virginia 24201. Nicholas D. Street, James W. McGlothlin, Lois A. Clarke, Wayne L. Bell and Ted G. Wood, affiliates of The Summit Fund, LLC, own 1,664,799 shares; 1,103,332 shares; 168,807 shares; 83,200 shares; and 42,666 shares, respectively.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     King Pharmaceuticals Benevolent Fund, Inc. is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The Board of Directors of the Benevolent Fund includes John M. Gregory, Joseph R. Gregory and Jefferson J. Gregory who are also executive officers of King. Messrs. John M., Joseph R. and Jefferson J. Gregory are also directors of King. At December 31, 2001, the Benevolent Fund was not indebted to King. The Benevolent Fund is independent of King, maintains its own accounting records and its activities are not directly related to the business of King. We donated to the Benevolent Fund inventory with a cost of approximately $4.1 million in 2001 and $3.3 million in 2000.

     King made charitable contributions during 2001 to King College, Bristol, Tennessee, of approximately $100,000. Mr. Jordan, one of our directors, serves as the President of King College.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

     (1) Financial Statements

                                                              PAGE NUMBER
                                                              -----------
Reports of Independent Accountants..........................  F-1 and F-2
Consolidated Balance Sheets as of December 31, 2000 and
  2001......................................................          F-3
Consolidated Statements of Income for the years ended
  December 31, 1999, 2000 and 2001..........................          F-4
Consolidated Statements of Changes in Shareholders' Equity
  and Other Comprehensive Income for the years ended
  December 31, 1999, 2000 and 2001..........................          F-5
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 2000 and 2001..........................          F-6
Notes to Consolidated Financial Statements..................          F-7
(2) Financial Statement Schedule
  Valuation and Qualifying Accounts.........................          S-1

     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

     (b) Reports on Form 8-K.

     During the quarter ended December 31, 2001, we filed two Current Reports on Form 8-K.

     (1) A report was filed on October 19, 2001 under Item 7 and included the following financial statements:

          (i) Financial Statement of Business Acquired

             Report on Independent Accountants

             Statements of Net Sales and Product Contribution for the Year ended December 31, 2000 and the Six Months Ended June 30, 2001 and 2000 (Unaudited)

          (ii) Unaudited Proforma Consolidated Financial Information

             Unaudited Proforma Consolidated Financial Statements

             King Pharmaceuticals, Inc. Unaudited Pro Forma Consolidated Balance Sheet as of June 30, 2001

             Notes to Unaudited Pro Forma Consolidated Balance Sheet

             Kings Pharmaceuticals, Inc. Unaudited Pro Forma Consolidated Statement of Operations for the Year Ended December 31, 2000

             King Pharmaceuticals, Inc. Unaudited Pro Forma Consolidated Statement of Operations for the Six Months Ended June 30, 2001

             Notes to Unaudited Pro Forma Consolidated Statements of Operations

     (2) A report was filed on November 2, 2001 under Item 5 including a press release announcing earnings results for the three months and nine months ended September 30, 2001.

     (c) Exhibits

     The following Exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
 3.1(1)   --   Second Amended and Restated Charter of King Pharmaceuticals,
               Inc.
 3.2(1)   --   Amended and Restated Bylaws of King Pharmaceuticals, Inc.
 4.1(1)   --   Specimen Common Stock Certificate.
 4.2(1)   --   Form of Rights Agreement by and between King
               Pharmaceuticals, Inc. and Union Planters National Bank.
10.1(1)   --   Promissory Note between RSR Acquisition Corporation
               predecessor to King Pharmaceuticals, Inc.) and RSR
               Laboratories, Inc., dated December 28, 1993, in the amount of $3,500,000.
10.2(2)   --   Co-Promotion Agreement, dated as of June 22, 2000, between
               American Home Products Corporation and King Pharmaceuticals,
               Inc.
10.3(2)   --   Asset Purchase Agreement, dated as of June 22, 2000, between
               American Home Products Corporation and King Pharmaceuticals,
               Inc.
10.4(2)   --   Stock and Note Purchase Agreement, dated as of June 22,
               2000, between American Home Products Corporation and King
               Pharmaceuticals, Inc.
10.5(3)   --   Agreement and Plan of Merger, dated July 13, 2000 by and
               among King Pharmaceuticals, Inc., Jones Pharma Incorporated and Spirit Acquisition Corp.
10.6(4)   --   Convertible Note of Novavax, Inc. to King Pharmaceuticals,
               Inc. dated December 19, 2000.
10.7(4)   --   Note Purchase Agreement by and between Novavax, Inc. and
               King Pharmaceuticals, Inc. dated as of December 19, 2000.
10.8(4)   --   Investor Rights Agreement by and between Novavax, Inc. and
               King Pharmaceuticals, Inc. dated as of December 19, 2000.
10.9(4)   --   Registration Rights Agreement by and between Novavax, Inc.
               and King Pharmaceuticals, Inc. dated as of December 19,
               2000.
10.10(5)  --   Asset Purchase Agreement for Corgard(R), between
               Bristol-Myers Squibb Company and King Pharmaceuticals, Inc.,
               dated August 8, 2001.
10.11(5)  --   Asset Purchase Agreement for Florinef(R), Delestrogen(R) and
               Corzide(R) between Bristol-Myers Squibb Company and King
               Pharmaceuticals, Inc., dated August 8, 2001.
10.12(6)  --   Indenture, dated as of November 1, 2001, among King
               Pharmaceuticals, inc., certain Subsidiary Guarantors and The
               Bank of New York, as trustee, relating to King's 2 3/4%
               Convertible Debentures due November 15, 2021.
10.13(7)  --   1998 King Pharmaceuticals, Inc. Non-Employee Director Stock
               Option Plan.
10.14(1)  --   1997 Incentive and Nonqualified Stock Option Plan for
               Employees of King Pharmaceuticals, Inc.
10.15(8)  --   King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan.
10.16(8)  --   The Medco Research, Inc. 1989 Stock Option and Stock
               Appreciation Rights Plan, as amended through July 29, 1998.
10.17(9)  --   1989 Incentive Stock Option Plan of Jones Medical
               Industries, Inc.

EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------
10.18(9)  --   Jones Medical Industries, Inc. 1994 Incentive Stock Plan.
10.19(9)  --   Jones Medical Industries, Inc. 1997 Incentive Stock Plan.
21.1      --   Subsidiaries of the Registrant.
23.1      --   Consent of PricewaterhouseCoopers LLP.
23.2      --   Consent of Ernst & Young LLP.

---------------

(1) Incorporated by reference to King's Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.
(2) Incorporated by reference to King's Current Report on Form 8-K filed June 30, 2000.
(3) Incorporated by reference to King's Registration Statement on Form S-4 (Registration No. 333-42568) filed July 20, 2000.
(4) Incorporated by reference to King's Schedule 13-D filed December 29, 2000.
(5) Incorporated by reference to King's Current Report on Form 8-K/A filed August 24, 2001.
(6) Incorporated by reference to King's Registration Statement on Form S-3 (Registration No. 333-82126) filed February 4, 2002.
(7) Incorporated by reference to King's Registration Statement on Form S-8 filed February 26, 1999.
(8) Incorporated by reference to King's Registration Statement on Form S-8 filed March 9, 2000.
(9) Incorporated by reference to King's Registration Statement on Form S-8 filed September 6, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of King Pharmaceuticals, Inc.:

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 56 present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, based on our audits and the report of other auditors, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 56 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of Jones Pharma Incorporated on August 31, 2000 in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We did not audit the financial statements and financial statement schedule of Jones Pharma Incorporated, which statements reflect total assets of $300.5 million as of December 31, 1999 and total revenues of $132.5 million for the year ended December 31, 1999. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Jones Pharma Incorporated, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     As discussed in Note 21 to the consolidated financial statements, in 2000 the Company changed its method of recognizing revenue to conform to the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

     As discussed in Note 21 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138 and interpreted by certain Financial Accounting Standards Board Derivative Implementation Group issues.

PricewaterhouseCoopers LLP
Atlanta, Georgia
February 15, 2002

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Jones Pharma Incorporated

     We have audited the consolidated statements of income, shareholders' equity and cash flows of Jones Pharma Incorporated for the year ended December 31, 1999 (not presented separately herein). Our audit also included the financial statement schedule of Jones Pharma Incorporated included in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (not presented separately herein). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Jones Pharma Incorporated for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          Ernst & Young LLP

St. Louis, Missouri
January 31, 2000

                           KING PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 2001
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2000         2001
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   76,395   $  874,602
  Marketable securities.....................................          --       49,880
  Accounts receivable, net of allowance for doubtful
     accounts $5,000 and $6,047.............................     120,702      161,864
  Inventories...............................................      65,089      111,578
  Deferred income taxes.....................................      26,733       31,556
  Prepaid expenses and other current assets.................      28,324        8,079
                                                              ----------   ----------
          Total current assets..............................     317,243    1,237,559
  Property, plant and equipment, net........................     128,521      164,116
  Intangible assets, net....................................     790,324    1,037,795
  Other assets..............................................      46,307       67,141
                                                              ----------   ----------
          Total assets......................................  $1,282,395   $2,506,611
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.........................  $    1,527   $    1,357
  Accounts payable..........................................      25,010       22,870
  Accrued expenses..........................................      78,545      119,498
  Income taxes payable......................................          --        7,718
                                                              ----------   ----------
          Total current liabilities.........................     105,082      151,443
Long-term debt:
  Convertible debentures....................................          --      345,000
  Senior subordinated notes.................................      96,382           93
  Other.....................................................       2,623        1,304
Deferred income taxes.......................................      16,989       37,021
Other liabilities...........................................      73,586       63,466
                                                              ----------   ----------
          Total liabilities.................................     294,662      598,327
                                                              ----------   ----------
Commitments and contingencies (Note 16)
Shareholders' equity:
  Common shares, no par value, 300,000,000 shares
     Authorized, 227,782,543 and 247,692,984 shares issued
     and outstanding........................................     658,948    1,361,563
  Retained earnings.........................................     328,785      546,721
                                                              ----------   ----------
          Total shareholders' equity........................     987,733    1,908,284
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $1,282,395   $2,506,611
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999       2000       2001
                                                              --------   --------   ---------
Revenues:
  Net sales.................................................  $480,815   $578,769   $ 825,488
  Royalty revenue...........................................    31,650     41,474      46,774
                                                              --------   --------   ---------
          Total revenues....................................   512,465    620,243     872,262
                                                              --------   --------   ---------
Operating costs and expenses:
  Costs of revenues, excluding royalty expense..............   136,473    133,500     168,742
  Nonrecurring charge - cost of revenues - inventory
     write-off..............................................        --     28,722       2,059
  Inventory recall..........................................        --         --       5,933
  Royalty expense...........................................     7,355      9,049       9,830
                                                              --------   --------   ---------
          Total costs of revenues...........................   143,828    171,271     186,564
                                                              --------   --------   ---------
  Selling, general and administrative.......................   107,219    122,401     133,508
  Co-promotion marketing expense............................        --      6,594      18,331
  Co-promotion fees.........................................        --      3,873      89,041
                                                              --------   --------   ---------
          Total selling, general and administrative.........   107,219    132,868     240,880
                                                              --------   --------   ---------
  Depreciation and amortization.............................    33,864     41,942      47,966
  Research and development expense..........................    17,659     18,684      23,507
  Research and development - special license rights.........        --         --       3,000
  Nonrecurring charge - research and development............        --      6,107          --
  Merger, restructuring, and other nonrecurring charges.....        --     64,643       4,079
                                                              --------   --------   ---------
          Total operating costs and expenses................   302,570    435,515     505,996
                                                              --------   --------   ---------
  Operating income..........................................   209,895    184,728     366,266
                                                              --------   --------   ---------
Other income (expenses):
  Interest income...........................................    10,507     11,875      10,975
  Interest expense..........................................   (55,371)   (36,974)    (12,684)
  Other, net................................................    (3,239)     3,333       6,313
                                                              --------   --------   ---------
          Total other income (expense)......................   (48,103)   (21,766)      4,604
                                                              --------   --------   ---------
  Income before income taxes, extraordinary item(s) and
     cumulative effect of change in accounting principle....   161,792    162,962     370,870
Income tax expense..........................................   (61,150)   (76,332)   (138,006)
                                                              --------   --------   ---------
  Income before extraordinary item(s) and cumulative effect
     of change in accounting principle......................   100,642     86,630     232,864
Extraordinary items:
  Extinguishment of debt, net of taxes of $445 for 1999,
     $7,580 for 2000 and $8,520 for 2001....................      (705)   (12,768)    (14,383)
  Loss on disposed and impaired assets, net of taxes of
     $5,612.................................................        --     (9,353)         --
                                                              --------   --------   ---------
Income before cumulative effect of change in accounting
  principle.................................................    99,937     64,509     218,481
Cumulative effect of change in accounting principle, net of
  taxes of $325.............................................        --         --        (545)
                                                              --------   --------   ---------
Net income..................................................  $ 99,937   $ 64,509   $ 217,936
                                                              ========   ========   =========
Income per common share:
  Basic: Income before extraordinary item and cumulative
         effect of change in accounting principle...........  $   0.48   $   0.40   $    1.00
         Extraordinary item(s)..............................                (0.10)      (0.06)
         Cumulative effect of change in accounting
         principle..........................................        --         --          --
                                                              --------   --------   ---------
         Net income.........................................  $   0.48   $   0.30   $    0.94
                                                              ========   ========   =========
  Diluted: Income before extraordinary item and cumulative
           effect of change in accounting principle.........  $   0.47   $   0.39   $    0.99
            Extraordinary item(s)...........................        --      (0.10)      (0.06)
            Cumulative effect of change in accounting
           principle........................................        --         --          --
                                                              --------   --------   ---------
            Net income......................................  $   0.47   $   0.29   $    0.93
                                                              ========   ========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                         AND OTHER COMPREHENSIVE INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  ACCUMULATED      DUE
                                                                                     OTHER        FROM     COST OF
                                                                      RETAINED   COMPREHENSIVE   RELATED   TREASURY
                                             SHARES        AMOUNT     EARNINGS      INCOME        PARTY     STOCK       TOTAL
                                           -----------   ----------   --------   -------------   -------   --------   ----------
Balance, December 31, 1998...............  115,696,082   $  232,569   $171,000     $     --       $(596)   $(10,808)  $  392,165
                                           -----------   ----------   --------     --------       -----    --------   ----------
Comprehensive income:
  Net income.............................           --           --     99,937           --          --          --       99,937
  Net unrealized loss on marketable
    securities, net of tax...............           --           --         --          (94)         --          --          (94)
                                                                                                                      ----------
         Total comprehensive income......                                                                                 99,843
                                                                                                                      ----------
  3 for 2 common stock split declared
    July 13, 1999........................   15,994,942           --         --           --          --          --           --
  Stock option activity..................      900,015       10,365         --           --          --          --       10,365
  Stock warrants exercised...............       40,542          540         --           --          --          --          540
  Payments from Benevolent Fund..........           --           --         --           --         596          --          596
  Retirement of treasury stock...........           --      (15,263)        --           --          --      15,263           --
  Purchase of stock held in treasury.....     (187,406)          --         --           --          --      (4,455)      (4,455)
  Cash dividend declared -- Jones........           --           --     (4,042)          --          --          --       (4,042)
                                           -----------   ----------   --------     --------       -----    --------   ----------
Balance, December 31, 1999...............  132,444,175      228,211    266,895          (94)         --          --      495,012
                                           -----------   ----------   --------     --------       -----    --------   ----------
Comprehensive income:
  Net income.............................           --           --     64,509           --          --          --       64,509
  Net unrealized gain on marketable
    securities, net of tax...............           --           --         --           94          --          --           94
                                                                                                                      ----------
         Total comprehensive income......                                                                                 64,603
                                                                                                                      ----------
  3 for 2 common stock split.............   23,992,412           --         --           --          --          --           --
  Stock option activity..................    3,846,764       81,128         --           --          --          --       81,128
  Cash dividend declared -- Jones........           --           --     (2,619)          --          --          --       (2,619)
  Issuance of common shares..............   10,557,827      349,609         --           --          --          --      349,609
                                           -----------   ----------   --------     --------       -----    --------   ----------
Balance, December 31, 2000...............  170,841,178      658,948    328,785           --          --          --      987,733
                                           -----------   ----------   --------     --------       -----    --------   ----------
Comprehensive income:
  Net income.............................           --           --    217,936           --          --          --      217,936
                                                                                                                      ----------
         Total comprehensive income......                                                                                217,936
                                                                                                                      ----------
  4 for 3 common stock split.............   56,941,365         (418)        --           --          --          --         (418)
  Stock option activity..................    1,918,441       43,287         --           --          --          --       43,287
  Issuance of common shares..............   17,992,000      659,746         --           --          --          --      659,746
                                           -----------   ----------   --------     --------       -----    --------   ----------
Balance, December 31, 2001...............  247,692,984   $1,361,563   $546,721     $     --       $  --    $     --   $1,908,284
                                           ===========   ==========   ========     ========       =====    ========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001
                                 (IN THOUSANDS)

                                                                1999        2000        2001
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  99,937   $  64,509   $ 217,936
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     33,864      41,942      47,966
    Amortization of deferred financing costs................      2,834       1,927       1,040
    Extraordinary loss-extinguishment of debt...............      1,150      13,366      22,902
    Extraordinary loss-disposed and impaired assets.........         --      14,965          --
    Cumulative effect of change in accounting principle.....         --          --         870
    Stock compensation charge...............................         --       4,755       3,229
    Write-off of inventory..................................         --      28,722          --
    Deferred income taxes...................................       (834)     (9,319)     15,209
    Non-cash nonrecurring charge............................         --       3,727          --
    Loss on sale of investment securities...................         --         707          --
    Unrealized gain on convertible senior notes.............         --          --      (8,546)
    Tax benefits of stock options exercised.................      3,107      40,540      12,430
    Other non-cash items, net...............................      1,895       2,803       2,948
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (25,358)    (31,247)    (44,114)
      Inventories...........................................    (10,949)    (48,814)    (46,489)
      Prepaid expenses and other current assets.............     (4,481)      5,229        (484)
      Other assets..........................................     (1,755)     (3,463)      3,136
      Accounts payable......................................     13,520      (4,303)     (9,722)
      Accrued expenses and other liabilities................     34,553      15,548      41,519
      Deferred revenue......................................         --      71,213      (9,247)
      Income taxes..........................................        823     (31,434)     28,977
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............    148,306     181,373     279,560
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchase of investment securities.........................    (88,820)   (142,922)    (49,880)
  Proceeds from maturity and sale of investment
    securities..............................................     21,500     256,121          --
  Convertible senior notes..................................         --     (20,000)    (10,000)
  Loans receivable..........................................         --     (15,379)    (15,000)
  Purchases of property, plant and equipment................    (13,219)    (25,149)    (40,167)
  Purchases of intangible assets............................    (98,199)   (207,000)   (286,500)
  Proceeds from loan receivable.............................         --          --      14,086
  Proceeds from sale of intangible assets...................         --          --       3,332
  Other investing activities................................     (2,014)        512       1,446
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (180,752)   (153,817)   (382,683)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility...................     92,000     159,000      75,000
  Payments on revolving credit facility.....................    (66,000)   (204,000)    (75,000)
  Proceeds from issuance of common shares and exercise of
    stock options, net......................................     10,199     387,768     684,435
  Payments of cash dividends -- Jones.......................     (4,042)     (2,619)         --
  Purchase of stock held in treasury........................     (4,455)         --          --
  Proceeds from other long-term debt........................    150,000          --          --
  Payment of senior subordinated debt.......................         --     (53,618)   (115,098)
  Proceeds from seller note.................................         --      25,000          --
  Payment of seller note....................................         --     (25,000)         --
  Proceeds from bridge loan facility........................         --      25,000          --
  Payments on bridge loan facility..........................         --     (25,000)         --
  Payments on other long-term debt..........................   (136,021)   (368,707)     (1,489)
  Proceeds from convertible debentures......................         --          --     345,000
  Debt issuance costs.......................................     (6,754)       (708)    (11,100)
  Other.....................................................        596          --        (418)
                                                              ---------   ---------   ---------
Net cash provided by (used in) financing activities.........     35,523     (82,884)    901,330
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............      3,077     (55,328)    798,207
Cash and cash equivalents, beginning of period..............    128,646     131,723      76,395
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of period....................  $ 131,723   $  76,395   $ 874,602
                                                              =========   =========   =========
Supplemental disclosure of cash paid for:
Interest....................................................  $  50,411   $  37,353   $  15,433
                                                              =========   =========   =========
Taxes.......................................................  $  57,576   $  65,739   $  96,773
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

     King Pharmaceuticals, Inc. ("King" or the "Company") is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells primarily branded prescription pharmaceutical products. Through a national sales force and co-promotion arrangements, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, pediatricians, obstetrician/gynecologists, and hospitals across the United States and in Puerto Rico. The Company also provides contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies. In addition, the Company receives royalties from the rights of certain products (Adenocard(R) and Adenoscan(R)) previously sold.

     These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., Jones Pharma Incorporated, and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

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

     Shipping and Handling Costs. The Company incurred $1,695, $1,619, and $2,455 in 1999, 2000 and 2001, respectively, related to shipping and handling costs classified with selling, general and administrative expenses in the consolidated statement of operations. The Company does not bill customers for such costs.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents are placed in large domestic banks which limit the amount of credit exposure.

     Marketable Securities. The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in shareholders' equity as a component of other comprehensive income. Gains or losses on securities sold are based on the specific identification method. The Company's policy is to only invest in high-grade corporate bonds, government agencies and municipalities. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. There was no material unrealized gain or loss at December 31, 2000 or 2001. The company does not hold these securities for speculative or trading purposes.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory of product samples held for distribution to third parties represent 10% and 17% of inventory as of December 31, 2000 and December 31, 2001, respectively.

                           KING PHARMACEUTICALS, INC.

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

     Financial Instruments and Derivatives. The Company does not use financial instruments for trading purposes. Interest rate protection agreements, which are a type of derivative instrument, are sometimes used to manage interest rate risks. The notional amounts of the interest rate protection agreements entered into by the Company are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. At December 31, 2000 and 2001 the Company did not have any interest rate protection agreements or other derivatives outstanding.

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

     Capitalized Interest. For the years ended December 31, 1999, 2000 and 2001, the Company capitalized interest of approximately $381, $645,and $1,256, respectively.

     Intangible Assets. Intangible assets which include primarily product rights, patents and goodwill are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from 5 to 36 years, using primarily the straight-line method.

     The Company evaluates the propriety of the carrying amount of intangibles as well as the related amortization period to determine whether current events and circumstances warrant adjustments to the carrying values and/or revised estimates of useful lives. This evaluation is performed using the estimated projected future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a writedown is required. To the extent such projection indicates that undiscounted cash flow is not expected to be adequate to recover the carrying amount, the asset is written down to its fair value.

     Deferred Financing Costs. Financing costs related to the $345 million convertible debt are being amortized over five years to the first date the debt can be put by the holders to the Company.

     Self-Funded Health Insurance. The Company is self-insured with respect to its health care benefit program. The Company pays a fee to a third party to administer the plan. The Company has stop loss coverage on a per employee basis as well as in the aggregate. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

                           KING PHARMACEUTICALS, INC.

     Advertising. The Company expenses advertising costs as incurred and these costs are included as selling, general and administrative expenses. Advertising costs for the years ended December 31, 1999, 2000, and 2001 were $22,657, $28,035, and $48,460, respectively.

     Promotional Fees To Wyeth. On June 22, 2000, the Company entered into a co-promotion agreement with Wyeth to promote Altace(R) in the United States and Puerto Rico through October 29, 2008. Under the agreement, Wyeth paid an up front fee of $75.0 million to King which was classified as other liabilities and is being amortized as a reduction of marketing expenses over the life of the agreement.

     In connection with the co-promotion agreement with Wyeth, the Company agreed to pay Wyeth a promotional fee as follows:

- For 2000, an amount equal to a percentage of annualized Altace(R) net sales from October 5, 2000 through December 31, 2000.

- For 2001 and 2002, 20% of Altace(R) net sales up to $165 million, 50% of Altace(R) net sales from $165 million to $465 million and 52% of Altace(R) net sales in excess of $465 million.

- For years subsequent to 2002 through 2008 the fee is based on the same formula, except the fee for the first $165 million will be 15% of Altace(R) net sales.

     The co-promotion fee is accrued quarterly based on a percentage of Altace(R) net sales at a rate equal to the expected relationship of the expected co-promotion fee for the year to applicable expected Altace(R) net sales for the year.

     Statement of Accounting Standards Not Yet Adopted. In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for under the purchase method of accounting for which the date of acquisition is July 1, 2001, or later. SFAS No. 141 will be utilized on all business combinations of the Company after July 1, 2001. Therefore, pooling of interest transactions, such as the Company's prior acquisitions with Medco and Jones, will no longer be permitted.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized but evaluated annually for impairment. Any impairment loss determined upon adoption of SFAS No. 142 is to be treated as the cumulative effect of an accounting change. Goodwill will not be amortized but instead tested for impairment annually. SFAS No. 142 was effective immediately for goodwill and intangible assets acquired after June 30, 2001 and is effective beginning in 2002 for all previously acquired goodwill and intangible assets.

     The Company has applied the provisions of SFAS 142 for acquisitions in the third quarter of 2001 related to the Corgard(R), Corzide(R), Delestrogen(R) and Florinef(R) products.

     In accordance with SFAS No. 142, the Company is in the process of:

          (a) assessing the useful lives of our intangible assets, including whether any would have indefinite-lives;

          (b) determining if a transitional impairment charge will be required as of January 1, 2002 as the cumulative effect of a change in accounting principle; and

                           KING PHARMACEUTICALS, INC.

          (c) determining whether reclassification of certain intangible assets as goodwill (and vice versa) is necessary.

     Although at the present time we do not know the specific impact of implementing SFAS No. 142, we are not expecting such implementation to have a material impact on future financial statements.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. We are in the process of reviewing the impact of these pronouncements.

     Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2001.

3. MERGERS, RESTRUCTURING AND NONRECURRING CHARGES

  A. Merger with Medco

     On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco") by exchanging 7,221,000 (14,440,972 post-splits) shares of its common stock for all of the common stock of Medco. Each share of Medco was exchanged for .6757 (1.3514 for 1 post-splits) of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange rate into options to purchase approximately 695,000 (1,389,299 post-splits) shares of King common stock.

     The Medco merger was accounted for as a pooling of interests. In connection with this transaction the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred, the actual cash payments made and the remaining accrued balances at December 31, 2001 are summarized below:

                                                              ACCRUED                   ACCRUED
                                      INCOME                 BALANCE AT                BALANCE AT
                                     STATEMENT   PAYMENTS   DECEMBER 31,   PAYMENTS   DECEMBER 31,
                                      IMPACT     IN 2000        2000       IN 2001        2000
                                     ---------   --------   ------------   --------   ------------
Transaction costs and
  contingencies....................   $14,389    $13,592       $  797        $ --         $797
Employee costs and other...........     6,400      5,961          439         439           --
                                      -------    -------       ------        ----         ----
          Total....................   $20,789    $19,553       $1,236        $439         $797
                                      =======    =======       ======        ====         ====

  B. Merger with Jones

     On August 31, 2000, the Company completed a merger with Jones Pharma Incorporated ("Jones") by exchanging 73,770,000 (98,357,541 post split) shares of its common stock for all of the common stock of Jones. Each share of Jones was exchanged for 1.125 (1.50 post split) shares of King common stock. In addition, outstanding Jones stock options were converted at the same exchange rate into options to purchase approximately 4,024,000 (5,365,199 post split)shares of King common stock.

                           KING PHARMACEUTICALS, INC.

     The Jones merger was accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $35,317. The types of costs incurred, the actual cash payments made and the remaining accrued balances at December 31, 2001 are summarized below:

                                                         ACCRUED                                ACCRUED
                                 INCOME     ACTIVITY    BALANCE AT    ADDITIONAL   ACTIVITY    BALANCE AT
                                STATEMENT    DURING    DECEMBER 31,   CHARGE IN     DURING    DECEMBER 31,
                                 IMPACT       2000         2000          2001        2001         2001
                                ---------   --------   ------------   ----------   --------   ------------
Transaction costs.............   $21,484    $20,864       $  620        $   --      $  620        $ --
Employee costs, including
  severance and stock
  compensation................    10,096      6,389        3,707         4,079       7,786          --
Contract terminations.........     3,661      3,661           --            --          --          --
Other.........................         2          2           --            --          --          --
                                 -------    -------       ------        ------      ------        ----
          Total...............   $35,243    $30,916       $4,327        $4,079      $8,406        $ --
                                 =======    =======       ======        ======      ======        ====

     All activity was paid in cash except for $4.7 million in 2000 and $3.9 million in 2001 for non-cash compensation and a $3.2 million asset write-down for a negotiated contract termination in 2000.

     The following information presents certain financial statement data of the separate pre-merger companies as of December 31, 1999 and for the year ended December 31, 1999:

                                                              FOR THE YEAR
                                                                 ENDED
                                                              DECEMBER 31,
                                                                  1999
                                                              ------------
Net revenues:
  King......................................................    $348,271
  Medco.....................................................      31,650
  Jones.....................................................     132,544
                                                                --------
          Total.............................................    $512,465
                                                                ========
Net income:
  King......................................................    $ 44,949
  Medco.....................................................       6,044
  Jones.....................................................      48,944
                                                                --------
          Total.............................................    $ 99,937
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
                                                               ----------
                                                               $1,181,806
                                                               ==========

                           KING PHARMACEUTICALS, INC.

     In addition, the following information presents certain unaudited financial data of the separate companies from the beginning of 2000 to the respective dates of the mergers:

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

                                                                 ACCRUED                              ACCRUED
                              INCOME                            BALANCE AT                           BALANCE AT
                             STATEMENT   PAYMENTS              DECEMBER 31,   PAYMENTS              DECEMBER 31,
                              IMPACT     IN 2000    OTHER(1)       2000       IN 2001     OTHER         2001
                             ---------   --------   --------   ------------   --------   --------   ------------
Nonrecurring charges
  Fluogen(R) inventory
     write-off.............   $28,722     $   --    $28,722       $   --       $   --      $ --        $   --
  Employee costs, including
     severance and stock
     compensation..........     6,505      1,235         --        5,270        4,412       858            --
  Contractual commitments
     and cleanup
     activities............     2,106        810         --        1,296          288        --         1,008
Extraordinary charges
  Goodwill impairment......     5,055         --      5,055           --           --        --            --
  Asset impairment.........     9,910         --      9,910           --           --        --            --
                              -------     ------    -------       ------       ------      ----        ------
          Total............   $52,298     $2,045    $43,687       $6,566       $4,700      $858        $1,008
                              =======     ======    =======       ======       ======      ====        ======

---------------

(1) Includes non-cash asset write-downs.

  D. Discontinuance of Pallacor(TM) Research and Development Efforts

     In September 2000 management decided to discontinue the research and development efforts relating to Pallacor(TM) due to the Company's inability to out-license rights to the product and management's assessment of the significance of projected research and development costs relative to the likelihood of the project's success resulting in a nonrecurring research and development charge of $6.1 million. At December 31, 2000 and 2001, the Company has $4.7 million and $0.0, respectively, accrued for all estimated remaining contractual commitments associated with Pallacor(TM).

                           KING PHARMACEUTICALS, INC.

  E. Inventory Recall

     DSM Pharmaceuticals, Inc. one of the Company's third-party manufacturers, informed the Company on November 21, 2001, that they ceased operations at their sterile manufacturing facilities in Greenville, North Carolina, as a result of U.S. Food and Drug Administration ("FDA") concerns relating to compliance issues. Due to the compliance issues, DSM Pharmaceuticals recommended that the Company initiate a voluntary recall of all products that they manufacture for King. As a result, the Company initiated a voluntary recall of these products on December 18, 2001. As a result, the Company recorded a special charge, included as cost of revenues, of $5,933 to provide primarily for product returns and the write-off of inventory.

4. CONCENTRATIONS OF CREDIT RISK

     A significant portion of the Company's sales are to customers in the pharmaceutical industry. The Company monitors the extension of credit to customers and has not experienced significant credit losses. The following table represents a summary of accounts receivable from significant customers to net accounts receivable:

                                                              1999    2000    2001
                                                              -----   -----   -----
Customer A..................................................  12.3%   10.7%   25.4%
Customer B..................................................    n/a   21.4%   15.4%
Customer C..................................................    n/a     n/a   12.1%

     The following table represents a summary of sales to significant customers as a percentage of the Company's total revenues:

                                                              1999    2000    2001
                                                              -----   -----   -----
Customer A..................................................  12.3%   18.1%   20.2%
Customer B..................................................    n/a   14.9%   17.5%
Customer C..................................................    n/a   10.2%   18.4%

     n/a -- sales or receivable balances were less than 10% for the year.

     The Company invests its excess cash primarily in Government, municipal obligations and high-quality corporate debt securities and commercial paper. The commercial paper securities are highly liquid and the remaining investments typically mature within two years (although there is an established secondary market for sales at any given time). Based on the nature of the financial instruments and/or historical realization of these financial instruments, management believes they bear minimal risk.

5. MARKETABLE SECURITIES

     The following table represents the contractual maturities of marketable securities held as of December 31, 2001:

Less than one year..........................................  $777,923
One to five years...........................................    29,582
                                                              --------
          Total securities available-for-sale...............  $807,505
                                                              ========

     All available-for-sale securities are considered current, as the Company intends to use them for current operating and investing purposes. At December 31, 2000 and 2001, approximately $60,000 and $757,625, respectively, of available-for-sale securities with original maturities of 90 days or less were included in cash and short-term investments. The remaining amounts totaling approximately $49.9 million at December 31, 2001 are classified as marketable securities on the Company's balance sheet.

                           KING PHARMACEUTICALS, INC.

     At December 31, 2001, the market value of the marketable securities approximated cost. There were no realized gains or losses in 1999 or 2001. During 2000, the Company liquidated its marketable securities and recognized a net loss of $707.

6. INVENTORY

     Inventory consists of the following:

                                                            2000       2001
                                                           -------   --------
Finished goods...........................................  $49,825   $ 74,471
Work-in process..........................................    6,662      9,424
Raw materials............................................    8,602     27,683
                                                           -------   --------
                                                           $65,089   $111,578
                                                           =======   ========

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                            2000       2001
                                                          --------   --------
Land....................................................  $  7,245   $  7,461
Buildings and improvements..............................    74,313     76,318
Machinery and equipment.................................    62,491     84,968
Equipment under capital lease...........................     2,301      1,317
Construction in progress................................    10,750     31,213
                                                          --------   --------
                                                           157,100    201,277
          Less accumulated depreciation.................   (28,579)   (37,161)
                                                          --------   --------
                                                          $128,521   $164,116
                                                          ========   ========

     Depreciation expense for the years ended December 31, 1999, 2000 and 2001 was $8,401, $8,888, and $9,749 respectively.

8. ACQUISITIONS/INTANGIBLE ASSETS

  Goodwill and Product Rights

     On August 8, 2001, the Company acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb ("BMS") for $285.0 million plus approximately $1.5 million of expenses. The products acquired include BMS's rights in the United States to Corzide(R), Delestrogen(R), and Florinef(R). King also acquired a fully paid license to and trademark for Corgard(R) in the United States. The acquisition was financed with a combination of borrowings under its senior secured credit facility and cash on hand. The Company's allocation of purchase price was based upon the estimated fair value of assets acquired and liabilities assumed in accordance with SFAS No. 142. The purchase price allocation among the various products acquired and the determination of useful lives has been completed and the difference between the original and final determination was not material. The products are being amortized over 20 to 30 years.

     On June 22 and July 7, 2000, the Company acquired the sales and marketing rights, respectively, of Nordette(R), Wycillin(R) and Bicillin(R) from Wyeth for $200.0 million plus assumed liabilities of $3.0 million. The purchase price was allocated to intangible assets which are being amortized over their estimated useful lives of 25 years. This acquisition was financed with a draw of $10.0 million on a $50.0 million bridge loan, $25.0 million in the form of a note issued to Wyeth, $37.5 million of the proceeds from the

                           KING PHARMACEUTICALS, INC.

sale of stock to Wyeth, $25.0 million received in connection with the co-promotion agreement with Wyeth, $90.0 million from the revolving credit facility and $12.5 million in excess cash from operations.

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

     On August 19, 1999, the Company acquired the antibiotic Lorabid(R) in the United States and Puerto Rico from Eli Lilly and Company for a purchase price of $91.7 million, including acquisition costs, plus sales performance milestones. As of December 31, 2001, no milestone payments have been made and the Company does not currently anticipate any such payments. The purchase price was allocated to intangible assets and is being amortized over its estimated useful life of 15 to 25 years.

     The following unaudited pro forma summary presents the financial information as if the above described acquisitions had occurred as of January 1, 1999 for the acquisitions occurring in 1999 and 2000 or January 1, 2000 for the acquisitions occurring in 2001. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1999 or January 1, 2000, nor is it indicative of future results.

                                                              FOR THE YEAR ENDED
                                                  ------------------------------------------
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      1999           2000           2001
                                                  ------------   ------------   ------------
Net sales.......................................    $606,847       $721,107       $887,326
                                                    ========       ========       ========
Income before extraordinary item and cumulative
  effect of change in accounting principle......    $121,978       $123,829       $235,305
                                                    ========       ========       ========
Basic income per common share before
  extraordinary item(s) and cumulative effect of
  change in accounting principle................    $   0.59       $   0.57       $   1.02
                                                    ========       ========       ========
Diluted income per common share before
  extraordinary item(s) and cumulative effect of
  change in accounting principle................    $   0.58       $   0.56       $   1.01
                                                    ========       ========       ========

     Intangible assets consist of the following:

                                                          2000        2001
                                                        --------   ----------
Trademarks and product rights.........................  $732,355   $1,017,456
Patents...............................................   110,000      110,000
Goodwill..............................................    16,251       16,251
Other intangibles.....................................     8,962        9,316
                                                        --------   ----------
                                                         867,568    1,153,023
Less accumulated amortization.........................   (77,244)    (115,228)
                                                        --------   ----------
                                                        $790,324   $1,037,795
                                                        ========   ==========

     Amortization expense for the years ended December 31, 1999, 2000, and 2001 was $25,463, $33,054, and $38,217, respectively.

                           KING PHARMACEUTICALS, INC.

9. OTHER ASSETS

     Other assets consist of the following:

                                                             2000      2001
                                                            -------   -------
Investment in Novavax convertible senior note.............  $20,000   $38,081
Loan receivable...........................................   15,802    17,565
Deferred financing costs..................................    4,871    10,823
Other.....................................................    5,634       672
                                                            -------   -------
                                                            $46,307   $67,141
                                                            =======   =======

     On December 19, 2000 and September 7, 2001, the Company acquired convertible senior notes of $20,000 and $10,000, respectively, from Novavax, Inc. The convertible senior notes earn interest at 4% payable semi-annually in June and December. The convertible senior notes are due December 19, 2007. The convertible senior notes are convertible to common shares of Novavax, Inc. at a specified conversion price. At December 31, 2001, the convertible senior notes were convertible to 12.0% of the outstanding common shares of Novavax, Inc. During 2001, the Company recognized an unrealized gain net of amortization of $8,081 related to the conversion option on the convertible senior notes in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities". The gain has been recorded in other income in the accompanying financial statements. During September 2001, the Company modified the agreement with Novavax which resulted in the option no longer being considered a derivative. The unrealized gain recognized prior to this change is being amortized over the remaining life of the agreement.

     On June 22, 2000, the Company entered into an agreement with Aventis Pharma Deutschland GMBH ("Aventis") to provide Aventis with funds for a facilities expansion which will provide additional production of an outsourced product of the Company. During 2000 and 2001, the Company loaned Aventis $15,000 and $15,000 under this agreement. This loan bears interest at 8% and is being repaid by reducing amounts otherwise payable on the purchase of inventory. During 2001, inventory in the amount of $14,086 was received as payment against these loans.

     Amortization expense related to deferred financing costs was $2,834, $1,927, and $1,040 for 1999, 2000, and 2001, respectively, and has been included in interest expense. During 1999, 2000, and 2001, the Company repaid certain debt prior to maturity resulting in extraordinary losses of $705, $12,768, and $14,383, net of income taxes

10. LEASE OBLIGATIONS

     The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to five years. Estimated future minimum lease payments, as of December 31, 2001 for leases with initial or remaining terms in excess of one year are as follows:

2002........................................................  $7,885
2003........................................................   3,830
2004........................................................   1,876
2005........................................................   1,271
2006........................................................     368

     Rent expense for the years ended December 31, 1999, 2000 and 2001 was approximately $4,245, $5,690, and $7,846 respectively.

                           KING PHARMACEUTICALS, INC.

11. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                            2000       2001
                                                           -------   --------
Product returns and chargebacks..........................  $17,863   $ 16,591
Rebates..................................................   19,110     33,744
Accrued interest.........................................    3,784        528
Product recall accrual...................................       --      5,933
Accrued co-promotion fees................................       --     40,866
Other....................................................   37,788     21,836
                                                           -------   --------
                                                           $78,545   $119,498
                                                           =======   ========

12. LONG-TERM DEBT

     Long-term debt consists of the following:

                                                            2000       2001
                                                          --------   --------
Convertible debentures(a)...............................  $     --   $345,000
Senior subordinated notes(b)............................    96,382         93
Senior credit facility(c)...............................        --         --
Notes payable to former shareholders, due in equal
  annual installments of principal and interest (at a
  rate of 6%) of $1,226 through December 2003...........     3,276      2,247
Various capital leases with interest rates ranging from
  8.3% to 12.7% and maturing at various times through
  2002..................................................       869        414
Other notes payable.....................................         5         --
                                                          --------   --------
                                                           100,532    347,754
  Less current portion..................................     1,527      1,357
                                                          --------   --------
                                                          $ 99,005   $346,397
                                                          ========   ========

---------------

(a) During the fourth quarter of 2001, the Company issued $345 million of 2 3/4% Convertible Debentures due November 15, 2021. The debentures are unsecured unsubordinated obligations and the payment of principal and interest is guaranteed by the Company's domestic subsidiaries on a joint and several basis. The debentures accrue interest at an initial rate of 2 3/4%, which will be reset (but not below 2 3/4% or above 4 1/2%) on May 15, 2006, May 15, 2011, and May 15, 2016. Interest is payable on May 15 and November 15 of each year.

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

                           KING PHARMACEUTICALS, INC.

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

     The Company has reserved 6,877,990 shares of common stock in the event such debentures are converted into shares of the Company's common stock.

(b) On March 3, 1999, the Company issued $150,000 of 10 3/4% Senior Subordinated Notes due 2009. During 2000 and 2001, the Company redeemed $53,618 and $96,289, respectively, at a price of $59,144 and $114,299, respectively.

(c) The Senior Credit Facility, as amended, provided for up to $525,000 of aggregate borrowing capacity, consisting of: a $150,000 tranche A term loan (the "Tranche A Term Loan"); a $275,000 tranche B term loan (the "Tranche B Term Loan"); and a revolving credit facility in an aggregate amount of $100,000 (the "Revolving Credit Facility"). The Revolving Credit Facility included a $10,000 sublimit available for the issuance of letters of credit and a $5,000 sublimit available for swingline loans. During the year ended December 31, 2000, the Company paid the Tranche A Term Loan and Tranche B Term Loan in full and no amounts were outstanding under its Revolving Credit Facility at December 31, 2000. During 2001, the Company terminated the Senior Credit Facility.

     At December 31, 2001, none of the Company's debt agreements contain financial covenants.

     During 2001, as a result of terminating its Senior Credit Facility and redemption, through a tender offer of $96.3 million of 10 3/4% Senior Subordinated Notes prior to maturity, the Company recorded an extraordinary charge of $22,903 ($14,383 net of income taxes) or $0.06 per share in the fourth quarter of 2001, resulting from the write-off of deferred financing costs and the payment of an early redemption premium.

     During 2000, the Company repaid the Tranche A and Tranche B Term Loans and $53,618 of Senior Subordinated Notes prior to maturity resulting in an extraordinary charge of $20,348 ($12,768 net of income taxes) due to the write-off of deferred financing costs and the payment of an early redemption premium for the Senior Subordinated Notes.

     During the year ended December 31, 2000, the Company terminated its interest rate swap agreements and recognized a gain of $1,911, which is included in other income.

     The aggregate maturities of long-term debt (including capital lease obligations -- Note 10) at December 31, 2001 are as follows:

2002........................................................  $  1,357
2003........................................................     1,304
2004........................................................        --
2005........................................................        --
2006........................................................   345,000
Thereafter..................................................        93
                                                              --------
                                                              $347,754
                                                              ========

                           KING PHARMACEUTICALS, INC.

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

     Marketable Securities. The fair value of marketable securities was based primarily on quoted market prices (Note 5). If quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments.

     Convertible Senior Notes Receivable from Novavax. The fair value of the convertible senior notes receivable from Novavax is determined using option pricing models. The fair value of the convertible senior notes receivable of December 31, 2001 is estimated to be approximately $38,830. Key assumptions used in determining the fair value are as follows: volatility of 58% and a discount rate of 5%.

     Long-Term Debt. The fair value of the Company's long-term debt, including the current portion, at December 31, 2000 and 2001, is estimated to be approximately $105,508 and $379,709 respectively, using discounted cash flow analyses and based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

14. INCOME TAXES

     The net income tax expense (benefit) is summarized as follows:

                                                1999         2000       2001
                                            -------------   -------   --------
Current...................................  $      61,918   $85,651   $122,797
Deferred..................................           (768)   (9,319)    15,209
                                            -------------   -------   --------
          Total expense...................  $      61,150   $76,332   $138,006
                                            =============   =======   ========

     A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income before income taxes and extraordinary item is as follows:

                                                         1999    2000    2001
                                                         ----    ----    ----
Federal statutory tax rate.............................  35.0%   35.0%   35.0%
State income taxes, net of federal benefit.............   2.9     3.1     3.0
Change in valuation allowance..........................   0.2      --      --
Nondeductible merger costs.............................    --     3.0      --
Other..................................................  (0.3)    5.7    (0.8)
                                                         ----    ----    ----
Effective tax rate.....................................  37.8%   46.8%   37.2%
                                                         ====    ====    ====

                           KING PHARMACEUTICALS, INC.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                                2000       2001
                                                              --------   --------
Accrued expenses and reserves...............................  $ 27,061   $ 30,897
State net operating loss carryforward.......................     1,885         --
Federal tax credit carryforward.............................     1,592         --
Other.......................................................       381        659
                                                              --------   --------
          Total deferred tax assets.........................    30,919     31,556
                                                              --------   --------
Property, plant and equipment...............................   (10,908)   (13,586)
Intangible assets...........................................   (10,267)   (23,270)
Other.......................................................        --       (165)
                                                              --------   --------
          Total deferred tax liabilities....................   (21,175)   (37,021)
                                                              --------   --------
          Net deferred tax asset............................  $  9,744   $ (5,465)
                                                              ========   ========

     Management has determined, based on estimates of future taxable income and existing tax planning opportunities, it is more likely than not that the deferred tax assets will be realizable and no valuation allowance is necessary.

15. BENEFIT PLANS

     The Company maintains a defined contribution employee benefit plan which covers all employees over 21 years of age. The plan allows for employees' salary deferrals, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 1999, 2000 and 2001, were $2,265, $2,404, and $2,134 respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary contributions during the years ended December 31, 1999, 2000 and 2001.

16. COMMITMENTS AND CONTINGENCIES

  Fen/Phen Litigation

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in 32 lawsuits which claim damages for personal injury arising from the Company's production of the anorexigenic drug, phentermine, under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for GlaxoSmithKline.

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

                           KING PHARMACEUTICALS, INC.

fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company's product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

     In addition, Jones, a wholly-owned subsidiary of the Company is a defendant in 906 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

     On January 11, 2000, the State of Wisconsin Investment Board, ("SWIB"), a Medco shareholder which held approximately 11.6% of the outstanding stock of Medco, filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, (State of Wisconsin Investment Board v. Bartlett, et al., C.A. No. 17727), against Medco and members of Medco's board of directors to enjoin the shareholder vote on the merger and the consummation of the merger. SWIB alleged, among other things, that the proxy materials filed by Medco failed to disclose all material information and included misleading statements regarding the transaction, its negotiation, and its approval by the Medco board of directors; that the Medco directors were not adequately informed and did not adequately inform themselves of all reasonably available information before recommending the transaction to Medco shareholders; and that the Medco directors were disloyal and committed waste in allegedly enabling one of the Medco directors to negotiate the transaction purportedly for his own benefit and in agreeing to terms that precluded what the complaint alleged were more beneficial alternative transactions. SWIB also moved for a preliminary injunction to enjoin the shareholder vote and the merger based on the

                           KING PHARMACEUTICALS, INC.

claims asserted in its complaint. Medco and the other defendants denied all allegations and continue to deny them.

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

  Thimerosal/Vaccine Related Litigation

     King and/or its wholly-owned subsidiary, Parkedale Pharmaceuticals, Inc. ("Parkedale"), have been named as defendants in California and Mississippi, along with Abbott Laboratories, American Home Products, Aventis Pharmaceuticals, and other pharmaceutical companies, which have manufactured or sold vaccine products containing the mercury-based preservative, thimerosal.

     In these cases, the plaintiffs attempt to link the receipt of the mercury-based vaccinations to neurological defects. The plaintiffs in these cases claim that the vaccines in question would have had their beneficial effects with or without thimerosal, and that thimerosal was a tool for undercutting other products on the market, thereby increasing defendants' sales and profits. The plaintiffs also claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, and breach of implied warranty, which are all arguments premised on the idea that the defendants promoted vaccines without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.

                           KING PHARMACEUTICALS, INC.

     The only vaccine that King/Parkedale has manufactured, distributed, marketed and/or sold was Fluogen(R) vaccine, which did contain the mercury-based preservative, thimerosal. Fluogen(R) was only distributed by King for two flu seasons. King's product liability insurance carrier, has been given proper notice of all of these matters, and defense counsel are vigorously defending our interests. We seek to be dismissed from the litigation due to lack of product identity in plaintiff's complaints. In 2001, King and Parkedale were dismissed on this basis in a similar case.

  Other Legal Proceedings

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

  Other Commitments and Contingencies

     The following summarizes the Company's unconditional purchase obligations at December 31, 2001:

2002........................................................  $ 78,336
2003........................................................    96,252
2004........................................................    93,948
2005........................................................    94,500
2006........................................................    80,123
Thereafter..................................................   132,120
                                                              --------
          Total.............................................  $575,279
                                                              ========

     The unconditional purchase obligations of the Company are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to our branded pharmaceutical products.

17. SEGMENT INFORMATION

     The Company's business is classified into three reportable segments; Branded Pharmaceuticals, Contract Manufacturing, and Royalties. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, critical care and women's health/endocrinology. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing process, method of distribution, and type of customer. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Royalties represent products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for licensing fees and royalty payments on product

                           KING PHARMACEUTICALS, INC.

sales. The classification "all other" primarily includes generic pharmaceutical products and development services.

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales of contract manufacturing to the branded pharmaceutical segment.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999        2000        2001
                                                       ---------   ---------   ---------
Total revenues:
  Branded pharmaceuticals............................  $434,896    $529,053    $794,261
  Royalties..........................................    31,650      41,473      46,774
  Contract manufacturing.............................    72,176      61,689      79,443
  All other..........................................     9,511       6,962       2,265
  Eliminations.......................................   (35,768)    (18,934)    (50,481)
                                                       --------    --------    --------
       Consolidated total revenues...................  $512,465    $620,243    $872,262
                                                       ========    ========    ========
Gross profit (loss):
  Branded pharmaceuticals............................  $340,731    $405,358    $654,331
  Royalties..........................................    25,990      34,453      38,474
  Contract manufacturing.............................    (3,683)      6,357      (7,229)
  All other..........................................     5,599       2,804         122
                                                       --------    --------    --------
       Consolidated gross profit.....................  $368,637    $448,972    $685,698
                                                       ========    ========    ========

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2000         2001
                                                              ----------   ----------
Total assets:
  Branded pharmaceuticals...................................  $1,189,997   $2,397,062
  Royalties.................................................      10,723       11,326
  Contract manufacturing....................................      82,314      103,268
  All other.................................................         720           98
  Eliminations..............................................      (1,359)      (5,143)
                                                              ----------   ----------
       Consolidated total assets............................  $1,282,395   $2,506,611
                                                              ==========   ==========

     The Company evaluates impairment of long-term assets at the lowest level of measurable cash flow in accordance with SFAS 121, including operating cash flows generated by sales to the ultimate third party.

     The following represents revenues by therapeutic area:

                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                       ---------------------------------
                                                         1999        2000        2001
                                                       ---------   ---------   ---------
Total revenues:
  Cardiovascular (including royalties)...............  $167,497    $212,730    $355,275
  Anti-infective.....................................   123,518     117,460     140,661
  Critical care......................................    50,199      68,412      84,136
  Women's health/endocrinology.......................   101,099     146,275     231,358
  Other..............................................    70,152      75,366      60,832
                                                       --------    --------    --------
       Consolidated total revenues...................  $512,465    $620,243    $872,262
                                                       ========    ========    ========

                           KING PHARMACEUTICALS, INC.

     Capital expenditures of $13,219, $25,149, and $40,168 for the years ended December 31, 1999, 2000 and 2001, respectively, are substantially utilized for contract manufacturing and branded pharmaceutical products purposes.

18. RELATED PARTY TRANSACTIONS

     Certain management and employees of the Company sit on the board of directors of a private foundation. The Company donated and recognized an expense for short dated inventory to the private foundation with a cost of $1,780, $3,346, and $4,107 for the years ended December 31, 1999, 2000, and 2001, respectively.

     During 2001, the Company donated $103 to King College. One of the directors of the Company is the president of King College.

     For the year ended December 31, 1999, the Company paid Bourne and Co., Inc., an affiliate of a director and since January 1999 an officer of the Company, $108 for consulting services and the purchase of furniture. In connection with the Altace Acquisition and related financing, Bourne & Co., Inc., received $1,250 in January 1999.

     In February 2000, the Company paid $2,823 to a director for services performed in connection with the successful completion of the Medco merger. In addition, this director received fees for consulting services of $180 in 2000.

19. STOCKHOLDERS' EQUITY

  Preferred Shares

     The Company is authorized to issue 15 million shares of "blank-check" preferred stock. The terms and conditions of which will be determined by the board of directors. As of December 31, 2000 and 2001 there were no shares issued or outstanding.

  2001 Offering

     On November 7, 2001 and November 20, 2001, the Company completed the sale of 16,000,000 and 1,992,000, respectively, newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million.

  Stock Splits

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

                           KING PHARMACEUTICALS, INC.

  Stock Option Plans

     The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and either vest immediately or ratably over a period of up to ten years from the grant date. At December 31, 2001, options for 9,088,319 shares of common stock are available for future grant. A total of 4,648,646 options to purchase common stock are outstanding under these plans at December 31, 2001, of which 3,276,934 are currently exercisable.

     Certain of the incentive stock plans allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender, for either six months or one year depending on how the shares were acquired, prior to the date of tender.

     A summary of the status of the Company's plans as of December 31, 2001 and changes during the years ended December 31, 1999, 2000 and 2001 are presented in the table below:

                                                           1999          2000          2001
                                                        -----------   -----------   -----------
Outstanding options, January 1........................    8,951,818     9,878,993     5,882,509
  Exercised...........................................   (1,246,370)   (5,172,844)   (1,972,628)
  Granted.............................................    2,887,679     1,741,564       915,712
  Cancelled...........................................     (714,134)     (565,204)     (176,947)
                                                        -----------   -----------   -----------
Outstanding options, December 31......................    9,878,993     5,882,509     4,648,646
                                                        ===========   ===========   ===========
Weighted average price of options outstanding, January
  1...................................................  $      4.04   $      7.91   $     15.45
                                                        ===========   ===========   ===========
Weighted average price of options exercised...........  $      4.22   $      7.64   $     13.46
                                                        ===========   ===========   ===========
Weighted average price of options granted.............  $     16.49   $     29.22   $     38.39
                                                        ===========   ===========   ===========
Weighted average price of options cancelled...........  $      8.17   $     11.20   $     15.67
                                                        ===========   ===========   ===========
Weighted average price of options outstanding,
  December 31.........................................  $      7.91   $     15.45   $     20.83
                                                        ===========   ===========   ===========

     Options outstanding at December 31, 2001 have exercise prices between $3.16 and $44.26, with a weighted average exercise price of $20.83 and a remaining contractual life of approximately 6.56 years.

                                                                                  WEIGHTED
                                                                                   AVERAGE
                                                                 WEIGHTED         REMAINING
               RANGE OF EXERCISE                             AVERAGE EXERCISE    CONTRACTUAL
               PRICES PER SHARE                   SHARES     PRICE PER SHARE    LIFE IN YEARS
               -----------------                 ---------   ----------------   -------------
Outstanding:
  $3.16-$14.85.................................  2,004,658        $ 7.52            3.90
  $17.02-$30.26................................    998,605         22.56            7.26
  $31.48-$44.26................................  1,645,383         35.99            9.37
                                                 ---------        ------
  $3.16-$44.26.................................  4,648,646        $20.83

                                                                 WEIGHTED
               RANGE OF EXERCISE                             AVERAGE EXERCISE
               PRICES PER SHARE                   SHARES     PRICE PER SHARE
               -----------------                 ---------   ----------------
Exercisable:
  $3.16-$14.85.................................  1,204,517        $ 7.29
  $17.02-$30.26................................    765,534         22.46
  $31.48-$44.26................................  1,306,883         35.27
                                                 ---------        ------
  $3.16-$44.26.................................  3,276,934        $21.99

                           KING PHARMACEUTICALS, INC.

     During 2000 and 2001, the Company granted 79,998 and 53,332 options, respectively, of common stock to its directors under the 1998 Stock Option Plan at an exercise price equal to market value at the date of grant. The options vested immediately upon grant. As of December 31, 2001, 184,965 of the options under the 1998 Stock Option Plan were vested and outstanding. Options under the 1998 Stock Option Plan expire 10 years from the date of grant.

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

                                                          1999      2000       2001
                                                        --------   -------   --------
Income before extraordinary item(s):
  As reported.........................................  $100,642   $86,630   $232,864
                                                        ========   =======   ========
  Pro Forma...........................................  $ 85,665   $62,611   $221,710
                                                        ========   =======   ========
Net income:
  As reported.........................................  $ 99,937   $64,509   $217,936
                                                        ========   =======   ========
  Pro Forma...........................................  $ 84,960   $40,490   $206,782
                                                        ========   =======   ========
Diluted income per share:
Income before extraordinary item(s):
  As reported.........................................  $   0.47   $  0.39   $   0.99
                                                        ========   =======   ========
  Pro Forma...........................................  $   0.40   $  0.28   $   0.95
                                                        ========   =======   ========
Net income:
  As reported.........................................  $   0.47   $  0.29   $   0.93
                                                        ========   =======   ========
  Pro Forma...........................................  $   0.40   $  0.18   $   0.88
                                                        ========   =======   ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 2000 and 2001:

                                                              1999    2000    2001
                                                              -----   -----   -----
Expected life of option.....................................   4.27    4.23    4.00
Risk-free interest rate.....................................   5.90%   5.91%   3.60%
Expected volatility.........................................  66.66%  64.24%  62.38%
Expected dividend yield.....................................   0.06%   0.00%   0.00%

     The weighted average fair value of options granted during 1999, 2000 and 2001 is $12.82, $21.45, and $19.38 respectively.

                           KING PHARMACEUTICALS, INC.

20. INCOME PER COMMON SHARE

     The basic and diluted income before extraordinary item(s) per share was determined based on the following share data:

                                                   1999          2000          2001
                                                -----------   -----------   -----------
Basic income per common share:
  Weighted average common shares..............  207,791,750   217,766,201   231,542,983
                                                ===========   ===========   ===========
Diluted income per common share:
  Weighted average common shares..............  207,791,750   217,766,201   231,542,983
  Effect of dilutive stock options............    3,760,693     4,590,389     2,363,376
                                                -----------   -----------   -----------
  Weighted average common shares plus assumed
     conversions..............................  211,552,443   222,356,590   233,906,359
                                                ===========   ===========   ===========

     The weighted average stock options which were anti-dilutive at December 31, 2001 were 221,316 shares. The convertible debentures could also be converted into 6,877,990 shares of common stock in the future, subject to the indenture (Note 12).

21. CHANGE IN ACCOUNTING PRINCIPLE AND QUARTERLY FINANCIAL INFORMATION
(UNAUDITED)

     The following table sets forth summary financial information for the year ended December 31, 2001:

2001 BY QUARTER                               FIRST      SECOND     THIRD      FOURTH
---------------                              --------   --------   --------   --------
Total revenues.............................  $181,317   $206,509   $230,089   $254,347
Gross profit...............................   143,901    162,165    180,682    198,950
Operating income...........................    73,252     85,805     95,676    111,533
Income before extraordinary item and
  cumulative effect of change in accounting
  principle................................    44,719     56,848     61,471     69,826
Net income.................................    44,174     56,848     61,471     55,443
Basic income per common share(1):
  Income before extraordinary item and
     cumulative effect of change in
     accounting principle..................  $   0.19   $   0.25   $   0.27   $   0.29
  Net income...............................      0.19       0.25       0.27       0.23
Diluted income per common share(1):
  Income before extraordinary item and
     cumulative effect of change in
     accounting principle..................      0.19       0.25       0.27       0.29
  Net income...............................      0.19       0.25       0.27       0.23

---------------

(1) Quarterly amounts do not add to annual amounts due to the effect of rounding on a quarterly basis.

     In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") which clarifies accounting and reporting standards for revenue recognition. The new policy recognizes that the risks of ownership in some transactions do not substantively transfer to customers until the product has been received by them, without regard to when legal title has transferred. Previously, the Company had recognized revenue on product sales upon shipment. There was no cumulative effect of the change on prior years due to the timing of shipments at December 31, 1999. The effect of the change on the year ended December 31, 2000 was to decrease revenue by $3,435 and decrease net income by $1,582, or $.01 per share on a diluted basis. The unaudited

                           KING PHARMACEUTICALS, INC.

pro forma amounts presented below were calculated assuming the accounting change was made retroactively to January 1, 1999.

                                                                1999      2000       2001
                                                              --------   -------   --------
  Income before extraordinary item(s) and cumulative effect
     of change in accounting principle......................  $103,226   $86,630   $232,864
                                                              ========   =======   ========
  Net income................................................  $102,521   $64,509   $217,936
                                                              ========   =======   ========
  Basic income per common share before extraordinary item
     and cumulative effect of change in accounting
     principle..............................................  $   0.50   $  0.40   $   1.00
                                                              ========   =======   ========
  Basic income per common share.............................  $   0.49   $  0.30   $   0.94
                                                              ========   =======   ========
  Diluted income per common share before extraordinary item
     and cumulative effect of change in accounting
     principle..............................................  $   0.49   $  0.39   $   0.99
                                                              ========   =======   ========
  Diluted income per common share...........................  $   0.48   $  0.29   $   0.93
                                                              ========   =======   ========

     The effect of SAB 101 on each of the quarters in the year 2000 are as follows:

                                 FIRST QUARTER        SECOND QUARTER         THIRD QUARTER       FOURTH QUARTER
                                     ENDED                 ENDED                 ENDED                ENDED
                                MARCH 31, 2000         JUNE 30, 2000      SEPTEMBER 30, 2000    DECEMBER 31, 2000
                              -------------------   -------------------   -------------------   -----------------
                                         ADJUSTED              ADJUSTED              ADJUSTED       ADJUSTED
                                PRE        FOR        PRE        FOR        PRE        FOR             FOR
                              SAB 101    SAB 101    SAB 101    SAB 101    SAB 101    SAB 101         SAB 101
                              -------    --------   --------   --------   --------   --------   -----------------
Total revenues..............  $137,175   $135,195   $154,776   $143,442   $162,631   $165,542       $176,064
Gross profit................   106,168    104,820    114,736    105,856     97,723     99,760        138,536
Net income..................    10,639      9,796     31,984     26,435    (22,344)   (21,071)        49,349
Basic income per common
  share(1)..................  $   0.05   $   0.05   $   0.15   $   0.12   $  (0.10)  $  (0.10)      $   0.22
Diluted income per common
  share(1)..................  $   0.05   $   0.05   $   0.15   $   0.12   $  (0.10)  $  (0.09)      $   0.22
Shares used in basic income
  per share.................   209,023    209,023    214,120    214,120    220,978    220,978        225,229
Shares used in diluted
  income per share..........   213,856    213,856    218,763    218,763    226,106    226,106        229,174

     Certain reclassifications have been made to the pre SAB 101 amounts to conform the presentations of the pooled companies.

     The Company recognized the cumulative effect of a change in accounting principle of $0.5 million, net of income taxes of $0.3 million, during the first quarter of 2001, due to the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. As of December 31, 2001, the Company held no derivative financial instruments.

22. GUARANTOR FINANCIAL STATEMENTS

     The Company's wholly-owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., Jones Pharma Incorporated, King Pharmaceuticals Research and Development, Inc., and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries") have guaranteed the Company's performance under the $345,000, 2 3/4% Convertible Debentures due 2021 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of

                           KING PHARMACEUTICALS, INC.

operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the notes.

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                        DECEMBER 31, 2000                          DECEMBER 31, 2001
                                      ------------------------------------------------------   -------------------------
                                                    GUARANTOR     ELIMINATING       KING                     GUARANTOR
                                         KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                                      ----------   ------------   -----------   ------------   ----------   ------------
ASSETS
Current assets:
Cash and cash equivalents...........  $   82,316    $  (5,921)     $      --     $   76,395    $  882,870    $   (7,789)
Investments.........................          --           --             --             --        49,401            --
Accounts receivable, net............       7,027      115,034         (1,359)       120,702        12,735       154,272
Inventories.........................       3,856       61,233             --         65,089        18,683        92,895
Deferred income taxes...............      23,939        2,794             --         26,733        28,928         2,628
Prepaid expenses and other current
  assets............................      39,637      (11,313)            --         28,324         1,898         6,181
                                      ----------    ---------      ---------     ----------    ----------    ----------
        Total current assets........     156,775      161,827         (1,359)       317,243       994,515       248,187
Property, plant, and equipment,
  net...............................      28,831       99,690             --        128,521        38,964       125,152
Intangible assets, net..............     418,895      371,429             --        790,324       682,875       354,920
Investment in subsidiaries..........     911,602           --       (911,602)            --     1,158,458            --
Other assets........................      24,940       21,367             --         46,307        49,577        17,564
                                      ----------    ---------      ---------     ----------    ----------    ----------
        Total assets................  $1,541,043    $ 654,313      $(912,961)    $1,282,395    $2,924,389    $  745,823
                                      ==========    =========      =========     ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable....................  $    2,080    $  24,289      $  (1,359)    $   25,010    $    4,347        23,666
Accrued expenses....................      13,048       65,497             --         78,545         6,700       112,798
Income taxes payable................          --           --             --             --        (4,719)       12,437
Current portion of long-term debt...       1,498           29             --          1,527         1,344            13
                                      ----------    ---------      ---------     ----------    ----------    ----------
        Total current liabilities...      16,626       89,815         (1,359)       105,082         7,672       148,914
Long-term debt......................      98,992           13             --         99,005       346,397            --
Deferred income taxes...............      14,592        2,397             --         16,989        34,539         2,482
Other liabilities...................      71,714        1,872             --         73,586        63,466            --
Intercompany (receivable) payable...     351,386     (351,386)            --             --       564,031      (564,031)
                                      ----------    ---------      ---------     ----------    ----------    ----------
        Total liabilities...........     553,310     (257,289)        (1,359)       294,662     1,016,105      (412,635)
                                      ----------    ---------      ---------     ----------    ----------    ----------
Shareholders' equity................     987,733      911,602       (911,602)       987,733     1,908,284     1,158,458
                                      ----------    ---------      ---------     ----------    ----------    ----------
        Total liabilities and
          shareholders' equity......  $1,541,043    $ 654,313      $(912,961)    $1,282,395    $2,924,389    $  745,823
                                      ==========    =========      =========     ==========    ==========    ==========

                                          DECEMBER 31, 2001
                                      --------------------------
                                      ELIMINATING       KING
                                        ENTRIES     CONSOLIDATED
                                      -----------   ------------
ASSETS
Current assets:
Cash and cash equivalents...........  $        --    $  875,081
Investments.........................           --        49,401
Accounts receivable, net............       (5,143)      161,864
Inventories.........................           --       111,578
Deferred income taxes...............           --        31,556
Prepaid expenses and other current
  assets............................           --         8,079
                                      -----------    ----------
        Total current assets........       (5,143)    1,237,559
Property, plant, and equipment,
  net...............................           --       164,116
Intangible assets, net..............           --     1,037,795
Investment in subsidiaries..........   (1,158,458)           --
Other assets........................           --        67,141
                                      -----------    ----------
        Total assets................  $(1,163,601)   $2,506,611
                                      ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable....................  $    (5,143)   $   22,870
Accrued expenses....................           --       119,498
Income taxes payable................           --         7,718
Current portion of long-term debt...           --         1,357
                                      -----------    ----------
        Total current liabilities...       (5,143)      151,443
Long-term debt......................           --       346,397
Deferred income taxes...............           --        37,021
Other liabilities...................           --        63,466
Intercompany (receivable) payable...           --            --
                                      -----------    ----------
        Total liabilities...........       (5,143)      598,327
                                      -----------    ----------
Shareholders' equity................   (1,158,458)    1,908,284
                                      -----------    ----------
        Total liabilities and
          shareholders' equity......  $(1,163,601)   $2,506,611
                                      ===========    ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                            DECEMBER 31, 1999                        DECEMBER 31, 2000
                                           ----------------------------------------------------   -----------------------
                                                       GUARANTOR     ELIMINATING       KING                   GUARANTOR
                                             KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED     KING     SUBSIDIARIES
                                           --------   ------------   -----------   ------------   --------   ------------
Revenues:
 Net sales...............................  $ 19,798     $496,784      $ (35,767)     $480,815     $ 19,021     $578,682
 Royalty revenue.........................        --       31,650             --        31,650           --       41,474
 Development revenue.....................        --           --             --            --           --           --
                                           --------     --------      ---------      --------     --------     --------
       Total revenues....................    19,798      528,434        (35,767)      512,465       19,021      620,156
                                           --------     --------      ---------      --------     --------     --------
Operating costs and expenses:
 Costs of revenues.......................    16,243      155,997        (35,767)      136,473       16,963      135,471
 Nonrecurring charge-cost of revenues-
   inventory write-off...................        --           --             --            --       28,722           --
 Inventory recall........................        --           --             --            --           --           --
 Royalty expense.........................        --        7,355             --         7,355           --        9,049
                                           --------     --------      ---------      --------     --------     --------
       Total costs of revenues...........    16,243      163,352        (35,767)      143,828       45,685      144,520
                                           --------     --------      ---------      --------     --------     --------
 Selling, general and administrative.....    15,949       91,270             --       107,219       17,169      115,699
 Depreciation and amortization...........    12,910       20,954             --        33,864       21,423       20,519
 Research and development................        --       17,659             --        17,659        1,081       17,603
 Nonrecurring charge-research and
   development...........................        --           --             --            --           --        6,107
 Merger, restructuring and other
   nonrecurring charges..................        --           --             --            --      (19,809)      84,452
                                           --------     --------      ---------      --------     --------     --------
       Total operating costs and
        expenses.........................    45,102      293,235        (35,767)      302,570       65,549      388,900
                                           --------     --------      ---------      --------     --------     --------
Operating income.........................   (25,304)     235,199             --       209,895      (46,528)     231,256
                                           --------     --------      ---------      --------     --------     --------
Other income(expense):
 Interest income.........................       338       10,169             --        10,507        2,647        9,228
 Interest expense........................   (55,621)         250             --       (55,371)     (37,457)         483
 Other, net..............................        54       (3,293)            --        (3,239)       1,967        1,366
Equity in earnings of Subsidiaries.......   176,211           --       (176,211)           --      188,010           --
 Intercompany interest (expense).........     3,263       (3,263)            --            --        6,082       (6,082)
                                           --------     --------      ---------      --------     --------     --------
       Total other income(expense).......   124,245        3,863       (176,211)      (48,103)     161,249        4,995
                                           --------     --------      ---------      --------     --------     --------
Income before income taxes, extraordinary
 item(s) and cumulative effect of change
 in accounting principle.................    98,941      239,062       (176,211)      161,792      114,721      236,251
Income tax (expense) Benefit.............     1,701      (62,851)            --       (61,150)     (28,091)     (48,241)
                                           --------     --------      ---------      --------     --------     --------
Income(loss) before
 Extraordinary item(s) and cumulative
   effect of change in accounting
   principle.............................   100,642      176,211       (176,211)      100,642       86,630      188,010
 Extraordinary item(s)...................      (705)          --             --          (705)     (22,121)          --
                                           --------     --------      ---------      --------     --------     --------
Income (loss) before cumulative effect of
 change in accounting principle..........    99,937      176,211       (176,211)       99,937       64,509      188,010
Cumulative effect of change in accounting
 principle...............................        --           --             --            --           --           --
                                           --------     --------      ---------      --------     --------     --------
   Net income............................  $ 99,937     $176,211      $(176,211)     $ 99,937     $ 64,509     $188,010
                                           ========     ========      =========      ========     ========     ========

                                               DECEMBER 31, 2000                         DECEMBER 31, 2001
                                           --------------------------   ----------------------------------------------------
                                           ELIMINATING       KING                   GUARANTOR     ELIMINATING       KING
                                             ENTRIES     CONSOLIDATED     KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                           -----------   ------------   --------   ------------   -----------   ------------
Revenues:
 Net sales...............................   $ (18,934)     $578,769     $ 27,206    $ 821,469      $ (23,187)    $ 825,488
 Royalty revenue.........................          --        41,474           --       46,774             --        46,774
 Development revenue.....................          --            --           --           --             --            --
                                            ---------      --------     --------    ---------      ---------     ---------
       Total revenues....................     (18,934)      620,243       27,206      868,243        (23,187)      872,262
                                            ---------      --------     --------    ---------      ---------     ---------
Operating costs and expenses:
 Costs of revenues.......................     (18,934)      133,500       26,425      165,504        (23,187)      168,742
 Nonrecurring charge-cost of revenues-
   inventory write-off...................          --        28,722           --        2,059             --         2,059
 Inventory recall........................          --            --           --        5,933             --         5,933
 Royalty expense.........................          --         9,049           --        9,830             --         9,830
                                            ---------      --------     --------    ---------      ---------     ---------
       Total costs of revenues...........     (18,934)      171,271       26,425      183,326        (23,187)      186,564
                                            ---------      --------     --------    ---------      ---------     ---------
 Selling, general and administrative.....          --       132,868       12,660      228,220             --       240,880
 Depreciation and amortization...........          --        41,942       23,381       24,585             --        47,966
 Research and development................          --        18,684        8,199       18,308             --        26,507
 Nonrecurring charge-research and
   development...........................          --         6,107           --           --             --            --
 Merger, restructuring and other
   nonrecurring charges..................          --        64,643         (361)       4,440             --         4,079
                                            ---------      --------     --------    ---------      ---------     ---------
       Total operating costs and
        expenses.........................     (18,934)      435,515       70,304      458,879        (23,187)      505,996
                                            ---------      --------     --------    ---------      ---------     ---------
Operating income.........................          --       184,728      (43,098)     409,364             --       366,266
                                            ---------      --------     --------    ---------      ---------     ---------
Other income(expense):
 Interest income.........................          --        11,875        9,472        1,503             --        10,975
 Interest expense........................          --       (36,974)     (13,398)         714             --       (12,684)
 Other, net..............................          --         3,333        8,593       (2,280)            --         6,313
Equity in earnings of Subsidiaries.......    (188,010)           --      246,856           --       (246,856)           --
 Intercompany interest (expense).........          --            --       16,147      (16,147)            --            --
                                            ---------      --------     --------    ---------      ---------     ---------
       Total other income(expense).......    (188,010)      (21,766)     267,670      (16,210)      (246,856)        4,604
                                            ---------      --------     --------    ---------      ---------     ---------
Income before income taxes, extraordinary
 item(s) and cumulative effect of change
 in accounting principle.................    (188,010)      162,962      224,572      393,154       (246,856)      370,870
Income tax (expense) Benefit.............          --       (76,332)       8,292     (146,298)            --      (138,006)
                                            ---------      --------     --------    ---------      ---------     ---------
Income(loss) before
 Extraordinary item(s) and cumulative
   effect of change in accounting
   principle.............................    (188,010)       86,630      232,864      246,856       (246,856)      232,864
 Extraordinary item(s)...................          --       (22,121)     (14,383)          --             --       (14,383)
                                            ---------      --------     --------    ---------      ---------     ---------
Income (loss) before cumulative effect of
 change in accounting principle..........    (188,010)       64,509      218,481      246,856       (246,856)      218,481
Cumulative effect of change in accounting
 principle...............................          --            --         (545)          --             --          (545)
                                            ---------      --------     --------    ---------      ---------     ---------
   Net income............................   $(188,010)     $ 64,509     $217,936    $ 246,856      $(246,856)    $ 217,936
                                            =========      ========     ========    =========      =========     =========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                DECEMBER 31, 1999
                                                              ------------------------------------------------------
                                                                                                            KING
                                                                KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  99,937    $ 176,211      $(176,211)     $  99,937
Equity in earnings of subsidiaries..........................   (176,211)          --        176,211             --
Adjustments to reconcile net income to net cash provided by
 Operating activities:
 Depreciation and amortization..............................     12,910       20,954             --         33,864
 Amortization of deferred financing costs...................      2,760           74             --          2,834
 Extraordinary loss-extinguishment of debt..................      1,150           --             --          1,150
 Extraordinary loss-disposed and impaired assets............         --           --             --             --
 Cumulative effect of change in accounting principle........         --           --             --             --
 Stock compensation charge..................................         --           --             --             --
 Write-down of inventory....................................         --           --             --             --
 Deferred income taxes......................................       (818)         (16)            --           (834)
 Noncash nonrecurring charge................................         --           --             --             --
 Loss on sale of investment securities......................         --           --             --             --
 Unrealized gain on convertible senior notes................         --           --             --             --
 Tax benefits of stock options exercised....................         --        3,107             --          3,107
 Other non-cash items, net..................................         64        1,831             --          1,895
 Changes in operating assets and liabilities:
   Accounts receivable......................................      2,619      (28,670)           693        (25,358)
   Inventories..............................................        490      (11,439)            --        (10,949)
   Prepaid expenses and other current assets................     (1,815)      (2,666)            --         (4,481)
   Other assets.............................................        875       (2,630)            --         (1,755)
   Accounts payable.........................................     (5,598)      19,811           (693)        13,520
   Accrued expenses and other liabilities...................      9,561       24,992             --         34,553
   Deferred revenue.........................................         --           --             --             --
   Income taxes.............................................     (3,524)       4,347             --            823
                                                              ---------    ---------      ---------      ---------
Net cash flows (used in) provided by operating activities...    (57,600)     205,906             --        148,306
                                                              ---------    ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of investment securities..........................         --      (88,820)            --        (88,820)
 Proceeds from maturity and sale of investment securities...         --       21,500             --         21,500
 Convertible senior note....................................         --           --             --             --
 Loans receivable...........................................         --           --             --             --
 Purchases of property, plant and equipment.................     (2,586)     (10,633)            --        (13,219)
 Purchases of intangible assets.............................    (91,799)      (6,400)            --        (98,199)
 Proceeds from loan receivable..............................         --           --             --             --
 Proceeds from sale of intangible assets....................         --           --             --             --
 Other investing activities.................................     (1,359)        (655)            --         (2,014)
                                                              ---------    ---------      ---------      ---------
 Net cash used in investing activities......................    (95,744)     (85,008)            --       (180,752)
                                                              ---------    ---------      ---------      ---------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................     92,000           --             --         92,000
 Payments on revolving credit facility......................    (66,000)          --             --        (66,000)
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................      3,666        6,533             --         10,199
 Payments of cash dividends-Jones...........................         --       (4,042)            --         (4,042)
 Purchase of stock held in treasury.........................         --       (4,455)            --         (4,455)
 Proceeds from other long-term debt.........................    149,931           69             --        150,000
 Payment of senior subordinated.............................         --           --             --             --
 Proceeds from seller note..................................         --           --             --             --
 Payment of seller note.....................................         --           --             --             --
 Proceeds from bridge loan facility.........................         --           --             --             --
 Payments on bridge loan facility...........................         --           --             --             --
 Payments on other long-term debt...........................   (136,021)          --             --       (136,021)
 Proceeds from convertible debentures.......................         --           --             --             --
 Debt issuance costs........................................     (6,754)          --             --         (6,754)
 Other......................................................        596           --             --            596
 Intercompany...............................................    126,450     (126,450)            --             --
                                                              ---------    ---------      ---------      ---------
Net cash provided by (used in) financing activities.........    163,868     (128,345)            --         35,523
                                                              ---------    ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents............     10,524       (7,447)            --          3,077
Cash and cash equivalents, beginning of period..............      1,159      127,487             --        128,646
                                                              ---------    ---------      ---------      ---------
Cash and cash equivalents, end of period....................  $  11,683    $ 120,040      $      --      $ 131,723
                                                              =========    =========      =========      =========

                                                                                DECEMBER 31, 2000
                                                              ------------------------------------------------------
                                                                                                            KING
                                                                KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  64,509    $ 188,010      $(188,010)     $  64,509
Equity in earnings of subsidiaries..........................   (188,010)          --        188,010             --
Adjustments to reconcile net income to net cash provided by
 Operating activities:
 Depreciation and amortization..............................     21,420       20,522             --         41,942
 Amortization of deferred financing costs...................      1,927           --             --          1,927
 Extraordinary loss-extinguishment of debt..................     13,366           --             --         13,366
 Extraordinary loss-disposed and impaired assets............         --       14,965             --         14,965
 Cumulative effect of change in accounting principle........         --           --             --             --
 Stock compensation charge..................................      2,883        1,872             --          4,755
 Write-down of inventory....................................         --       28,722             --         28,722
 Deferred income taxes......................................     (9,580)         261             --         (9,319)
 Noncash nonrecurring charge................................         --        3,727             --          3,727
 Loss on sale of investment securities......................         --          707             --            707
 Unrealized gain on convertible senior notes................         --           --             --             --
 Tax benefits of stock options exercised....................     40,540           --             --         40,540
 Other non-cash items, net..................................        181        2,622             --          2,803
 Changes in operating assets and liabilities:
   Accounts receivable......................................       (178)     (31,339)           270        (31,247)
   Inventories..............................................      2,120      (50,934)            --        (48,814)
   Prepaid expenses and other current assets................        912        4,317             --          5,229
   Other assets.............................................        300       (3,763)            --         (3,463)
   Accounts payable.........................................     (2,181)      (1,852)          (270)        (4,303)
   Accrued expenses and other liabilities...................      4,007       11,541             --         15,548
   Deferred revenue.........................................     71,213           --             --         71,213
   Income taxes.............................................    (37,535)       6,101             --        (31,434)
                                                              ---------    ---------      ---------      ---------
Net cash flows (used in) provided by operating activities...    (14,106)     195,479             --        181,373
                                                              ---------    ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of investment securities..........................         --     (142,922)            --       (142,922)
 Proceeds from maturity and sale of investment securities...         --      256,121             --        256,121
 Convertible senior note....................................    (20,000)          --             --        (20,000)
 Loans receivable...........................................       (379)     (15,000)            --        (15,379)
 Purchases of property, plant and equipment.................     (8,894)     (16,255)            --        (25,149)
 Purchases of intangible assets.............................         --     (207,000)            --       (207,000)
 Proceeds from loan receivable..............................         --           --             --             --
 Proceeds from sale of intangible assets....................         --           --             --             --
 Other investing activities.................................        419           93             --            512
                                                              ---------    ---------      ---------      ---------
 Net cash used in investing activities......................    (28,854)    (124,963)            --       (153,817)
                                                              ---------    ---------      ---------      ---------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................    159,000           --             --        159,000
 Payments on revolving credit facility......................   (204,000)          --             --       (204,000)
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................    384,488        3,280             --        387,768
 Payments of cash dividends-Jones...........................         --       (2,619)            --         (2,619)
 Purchase of stock held in treasury.........................         --           --             --             --
 Proceeds from other long-term debt.........................         --           --             --             --
 Payment of senior subordinated.............................    (53,618)          --             --        (53,618)
 Proceeds from seller note..................................     25,000           --             --         25,000
 Payment of seller note.....................................    (25,000)          --             --        (25,000)
 Proceeds from bridge loan facility.........................     25,000           --             --         25,000
 Payments on bridge loan facility...........................    (25,000)          --             --        (25,000)
 Payments on other long-term debt...........................   (368,682)         (25)            --       (368,707)
 Proceeds from convertible debentures.......................         --           --             --             --
 Debt issuance costs........................................       (708)          --             --           (708)
 Other......................................................         --           --             --             --
 Intercompany...............................................    197,113     (197,113)            --             --
                                                              ---------    ---------      ---------      ---------
Net cash provided by (used in) financing activities.........    113,593     (196,477)            --        (82,884)
                                                              ---------    ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents............     70,633     (125,961)            --        (55,328)
Cash and cash equivalents, beginning of period..............     11,683      120,040             --        131,723
                                                              ---------    ---------      ---------      ---------
Cash and cash equivalents, end of period....................  $  82,316    $  (5,921)     $      --      $  76,395
                                                              =========    =========      =========      =========

                                                                                 DECEMBER 31, 2001
                                                              -------------------------------------------------------
                                                                                                             KING
                                                                 KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ----------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  217,936    $ 246,856      $(246,856)     $ 217,936
Equity in earnings of subsidiaries..........................    (246,856)          --        246,856             --
Adjustments to reconcile net income to net cash provided by
 Operating activities:
 Depreciation and amortization..............................      23,383       24,583             --         47,966
 Amortization of deferred financing costs...................       1,040           --             --          1,040
 Extraordinary loss-extinguishment of debt..................      22,902           --             --         22,902
 Extraordinary loss-disposed and impaired assets............          --           --             --             --
 Cumulative effect of change in accounting principle........         870           --             --            870
 Stock compensation charge..................................       3,229           --             --          3,229
 Write-down of inventory....................................
 Deferred income taxes......................................      14,957          252             --         15,209
 Noncash nonrecurring charge................................          --           --             --             --
 Loss on sale of investment securities......................          --           --             --             --
 Unrealized gain on convertible senior notes................      (8,546)          --             --         (8,546)
 Tax benefits of stock options exercised....................      12,430           --             --         12,430
 Other non-cash items, net..................................         (15)       2,963             --          2,948
 Changes in operating assets and liabilities:
   Accounts receivable......................................      (5,829)     (42,069)         3,784        (44,114)
   Inventories..............................................     (14,827)     (31,662)            --        (46,489)
   Prepaid expenses and other current assets................      17,010      (17,494)            --           (484)
   Other assets.............................................        (993)       4,129             --          3,136
   Accounts payable.........................................       1,902       (7,840)        (3,784)        (9,722)
   Accrued expenses and other liabilities...................      (4,667)      46,186             --         41,519
   Deferred revenue.........................................      (9,247)          --             --         (9,247)
   Income taxes.............................................      16,540       12,437             --         28,977
                                                              ----------    ---------      ---------      ---------
Net cash flows (used in) provided by operating activities...      41,219      238,341             --        279,560
                                                              ----------    ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of investment securities..........................          --           --             --             --
 Proceeds from maturity and sale of investment securities...          --           --             --             --
 Convertible senior note....................................     (10,000)          --             --        (10,000)
 Loans receivable...........................................          --      (15,000)            --        (15,000)
 Purchases of property, plant and equipment.................     (12,064)     (28,103)            --        (40,167)
 Purchases of intangible assets.............................    (286,500)          --             --       (286,500)
 Proceeds from loan receivable..............................          --       14,086             --         14,086
 Proceeds from sale of intangible assets....................       3,332           --             --          3,332
 Other investing activities.................................          --        1,446             --          1,446
                                                              ----------    ---------      ---------      ---------
 Net cash used in investing activities......................    (305,232)     (27,571)            --       (332,803)
                                                              ----------    ---------      ---------      ---------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................      75,000           --             --         75,000
 Payments on revolving credit facility......................     (75,000)          --             --        (75,000)
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................     684,435           --             --        684,435
 Payments of cash dividends-Jones...........................          --           --             --             --
 Purchase of stock held in treasury.........................          --           --             --             --
 Proceeds from other long-term debt.........................          --           --             --             --
 Payment of senior subordinated.............................    (115,098)          --             --       (115,098)
 Proceeds from seller note..................................          --           --             --             --
 Payment of seller note.....................................          --           --             --             --
 Proceeds from bridge loan facility.........................          --           --             --             --
 Payments on bridge loan facility...........................                                      --             --
 Payments on other long-term debt...........................      (1,460)         (29)            --         (1,489)
 Proceeds from convertible debentures.......................     345,000           --             --        345,000
 Debt issuance costs........................................     (11,100)          --             --        (11,100)
 Other......................................................        (418)          --             --           (418)
 Intercompany...............................................     212,609     (212,609)            --             --
                                                              ----------    ---------      ---------      ---------
Net cash provided by (used in) financing activities.........   1,113,968     (212,638)            --        901,330
                                                              ----------    ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents............     849,955       (1,868)            --        848,087
Cash and cash equivalents, beginning of period..............      82,316       (5,921)            --         76,395
                                                              ----------    ---------      ---------      ---------
Cash and cash equivalents, end of period....................  $  932,271    $  (7,789)     $      --      $ 924,482
                                                              ==========    =========      =========      =========

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

                                          By:   /s/ JEFFERSON J. GREGORY
                                            ------------------------------------
                                                    Jefferson J. Gregory
                                                Chief Executive Officer and
                                                          President

March 29, 2002

     In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                   CAPACITY                   DATE
                      ---------                                   --------                   ----
                 /s/ JOHN M. GREGORY                   Chairman of the Board            March 29, 2002
-----------------------------------------------------
                   John M. Gregory

              /s/ JEFFERSON J. GREGORY                 Chief Executive Officer and      March 29, 2002
-----------------------------------------------------    President (principal
                Jefferson J. Gregory                     executive officer)

                /s/ JAMES R. LATTANZI                  Chief Financial Officer          March 28, 2002
-----------------------------------------------------    (principal financial and
                  James R. Lattanzi                      accounting officer)

                /s/ JOSEPH R. GREGORY                  Director                         March 28, 2002
-----------------------------------------------------
                  Joseph R. Gregory

                /s/ ERNEST C. BOURNE                   Director                         March 28, 2002
-----------------------------------------------------
                  Ernest C. Bourne

           /s/ EARNEST W. DEAVENPORT, JR.              Director                         March 28, 2002
-----------------------------------------------------
             Earnest W. Deavenport, Jr.

             /s/ FRANK W. DEFRIECE, JR.                Director                         March 28, 2002
-----------------------------------------------------
               Frank W. DeFriece, Jr.

                /s/ GREGORY D. JORDAN                  Director                         March 28, 2002
-----------------------------------------------------
                  Gregory D. Jordan

                /s/ R. CHARLES MOYER                   Director                         March 28, 2002
-----------------------------------------------------
                  R. Charles Moyer

                 /s/ D. GREG ROOKER                    Director                         March 28, 2002
-----------------------------------------------------
                   D. Greg Rooker

                           KING PHARMACEUTICALS, INC.
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

              COLUMN A                   COLUMN B       COLUMN C ADDITIONS        COLUMN D       COLUMN E
-------------------------------------  ------------   -----------------------   -------------   ----------
                                                                    CHARGED
                                       BALANCES AT    CHARGED TO   (CREDITED)                   BALANCE AT
                                       BEGINNING OF    COST AND     TO OTHER                      END OF
                                          PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
                                       ------------   ----------   ----------   -------------   ----------
Allowance for doubtful accounts,
  deducted from accounts receivable
  in the balance sheets
Year ended December 31, 2001.........     $5,000        $2,952         --          $1,905         $6,047
Year ended December 31, 2000.........      3,407         2,366         --             773          5,000
Year ended December 31, 1999.........      2,379         1,517         --             489          3,407

---------------

(1) Amounts represent write-offs of accounts.