Form 10-Q
period 2002-03-31
KING PHARMACEUTICALS INC
filed 2002-05-15
CIK 1047699

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Registrant's common stock as of May 6, 2002: 247,990,894

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  696,572    $  874,602
  Marketable securities.....................................     307,634        49,880
  Accounts receivable, net of allowance for doubtful
     accounts of $7,080 and $6,047..........................     182,011       161,864
  Inventories...............................................     130,527       111,578
  Deferred income taxes.....................................      31,556        31,556
  Prepaid expenses and other current assets.................       9,700         8,079
                                                              ----------    ----------
          Total current assets..............................   1,358,000     1,237,559
                                                              ----------    ----------
Property, plant and equipment, net..........................     167,669       164,116
Intangible assets, net......................................   1,026,704     1,037,795
Other assets................................................      67,287        67,141
                                                              ----------    ----------
          Total assets......................................  $2,619,660    $2,506,611
                                                              ==========    ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   21,170    $   22,870
  Accrued expenses..........................................     122,018       119,498
  Income taxes payable......................................      48,793         7,718
  Current portion of long-term debt.........................       1,348         1,357
                                                              ----------    ----------
          Total current liabilities.........................     193,329       151,443
                                                              ----------    ----------
Long-term debt:
  Convertible debentures....................................     345,000       345,000
  Senior subordinated notes.................................          93            93
  Other.....................................................       1,237         1,304
Deferred income taxes.......................................      37,021        37,021
Other liabilities...........................................      61,194        63,466
                                                              ----------    ----------
          Total liabilities.................................     637,874       598,327
                                                              ----------    ----------
Commitments and contingencies (note 6)
  Shareholders' equity......................................   1,981,786     1,908,284
                                                              ----------    ----------
          Total liabilities and shareholders' equity........  $2,619,660    $2,506,611
                                                              ==========    ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
  Net sales.................................................  $246,556   $169,900
  Royalty revenue...........................................    11,509     11,417
                                                              --------   --------
          Total revenues....................................   258,065    181,317
                                                              --------   --------
Operating costs and expenses:
  Cost of revenues, including royalty expense of $2,041, and
     $2,847.................................................    48,108     37,416
                                                              --------   --------
  Selling, general and administrative.......................    40,614     37,795
  Co-promotion fees.........................................    37,851     17,464
                                                              --------   --------
          Total selling, general and administrative
           expenses.........................................    78,465     55,259
                                                              --------   --------
  Depreciation and amortization.............................    13,588     11,375
  Research and development..................................     5,643      4,015
                                                              --------   --------
          Total operating costs and expenses................   145,804    108,065
                                                              --------   --------
  Operating income..........................................   112,261     73,252
                                                              --------   --------
Other income (expense):
  Interest income...........................................     4,658      2,509
  Interest expense..........................................    (2,750)    (2,867)
  Other, net................................................      (783)    (1,571)
                                                              --------   --------
          Total other income (expense)......................     1,125     (1,929)
                                                              --------   --------
Income before income taxes and cumulative effect of change
  in accounting principle...................................   113,386     71,323
Income tax expense..........................................   (42,066)   (26,604)
                                                              --------   --------
Income before cumulative effect of change in accounting
  principle.................................................    71,320     44,719
Cumulative effect of change in accounting principle, net of
  income taxes of $325......................................        --       (545)
                                                              --------   --------
Net income..................................................  $ 71,320   $ 44,174
                                                              ========   ========
Income per common share:
  Basic:
     Income before cumulative effect of change in accounting
      principle.............................................  $   0.29   $   0.19
     Cumulative effect of change in accounting principle....        --         --
                                                              --------   --------
     Net income.............................................  $   0.29   $   0.19
                                                              ========   ========
  Diluted:
     Income before cumulative effect of change in accounting
      principle.............................................  $   0.29   $   0.19
     Cumulative effect of change in accounting principle....        --         --
                                                              --------   --------
     Net income.............................................  $   0.29   $   0.19
                                                              ========   ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             RETAINED
                                                    SHARES        AMOUNT     EARNINGS     TOTAL
                                                  -----------   ----------   --------   ----------
Balance at December 31, 2001....................  247,692,984   $1,361,563   $546,721   $1,908,284
Net income and total comprehensive income.......           --           --     71,320       71,320
Exercise of stock options.......................      221,986        2,182         --        2,182
                                                  -----------   ----------   --------   ----------
Balance at March 31, 2002.......................  247,914,970   $1,363,745   $618,041   $1,981,786
                                                  ===========   ==========   ========   ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Cash flows from operating activities........................  $  84,181   $ 95,767
                                                              ---------   --------
Cash flows from investing activities:
  Loans receivable..........................................         --     (5,000)
  Purchases of property, plant and equipment................    (10,779)    (7,041)
  Proceeds from sale of product rights......................         --      3,332
  Proceeds from sale of property and equipment..............      4,309         43
  Purchases of marketable securities........................   (257,754)        --
                                                              ---------   --------
          Net cash used in investing activities.............   (264,224)    (8,666)
                                                              ---------   --------
Cash flows from financing activities:
  Proceeds from issuance of common shares and exercise of
     stock options, net.....................................      2,182      5,741
  Payments on other long-term debt and capital lease
     obligations............................................        (76)      (115)
  Other.....................................................        (93)       (34)
                                                              ---------   --------
          Net cash provided by financing activities.........      2,013      5,592
                                                              ---------   --------
(Decrease) increase in cash and cash equivalents............   (178,030)    92,693
Cash and cash equivalents, beginning of period..............    874,602     76,395
                                                              ---------   --------
Cash and cash equivalents, end of period....................  $ 696,572   $169,088
                                                              =========   ========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001
                                  (UNAUDITED)
                                 (IN THOUSANDS)

1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Jones Pharma Incorporated; and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

     Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2002.

     The Company had no significant amounts of "other comprehensive income" for the three months ended March 31, 2002.

2.  EARNINGS PER SHARE

     The basic and diluted income per common share was determined using the following share data:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Basic income per common share:
  Weighted average common shares............................  247,832    228,057
                                                              =======    =======
Diluted income per common share:
  Weighted average common shares............................  247,832    228,057
  Effect of stock options...................................    1,902      2,608
                                                              -------    -------
  Weighted average common shares plus assumed conversions...  249,734    230,665
                                                              =======    =======

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

3.  INVENTORIES

     Inventories consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2002          2001
                                                              ---------   ------------
Finished goods (including $20,245 and $18,426 of sample
  inventory, respectively)..................................  $ 85,456      $ 74,471
Work-in-process.............................................    12,310         9,424
Raw materials...............................................    32,761        27,683
                                                              --------      --------
                                                              $130,527      $111,578
                                                              ========      ========

4.  ACQUISITIONS/INTANGIBLE ASSETS

     On August 8, 2001, the Company acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb ("BMS") for $285.0 million plus approximately $1.5 million of expenses. The products acquired include BMS's rights in the United States to Corzide(C), Delestrogen(C), and Florinef(C). King also acquired a fully paid license to and trademark for Corgard(C) in the United States. The acquisition was financed with a combination of borrowings under its senior secured credit facility and cash on hand.

     The following unaudited pro forma summary presents the financial information as if the acquisition of the Corzide(R), Delestrogen(R), Florinef(R) and Corgard(R) product lines had occurred as of January 1, 2001. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2001, nor is it indicative of future results.

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 2001
                                                              ------------------
Net revenues................................................       $188,849
                                                                   ========
Income before cumulative effect of change in accounting
  principle.................................................       $ 45,183
                                                                   ========
Basic income per common share...............................       $   0.20
                                                                   ========
Diluted income per common share.............................       $   0.20
                                                                   ========

5.  ACCOUNTING DEVELOPMENTS

     The results for the quarter ended March 31, 2002, include the effect of adopting Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, the Company has six months from the initial date of adoption to complete its impairment testing. Amounts assigned to indefinite-life intangible assets primarily represent the trade name for products acquired which meet specified criteria and have a carrying value of $19,192.

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of the beginning of the three-month period ended March 31, 2001:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Net income:
  As reported:..............................................  $71,320    $44,174
     Goodwill amortization..................................       --        102
     Indefinite-life intangibles amortization...............       --        149
                                                              -------    -------
          As adjusted.......................................  $71,320    $44,425
                                                              =======    =======
Basic earnings per share:
  As reported:..............................................  $  0.29    $  0.19
     Goodwill amortization..................................       --         --
     Indefinite-life intangibles amortization...............       --         --
                                                              -------    -------
          As adjusted.......................................  $  0.29    $  0.19
                                                              =======    =======
Diluted earnings per share:
  As reported:..............................................  $  0.29    $  0.19
     Goodwill amortization..................................       --         --
     Indefinite-life intangibles amortization...............       --         --
                                                              -------    -------
          As adjusted.......................................  $  0.29    $  0.19
                                                              =======    =======

     The following table reflects the components of intangible assets as of March 31, 2002:

                                                                GROSS
                                                               CARRYING    ACCUMULATED
                                                                AMOUNT     AMORTIZATION
                                                              ----------   ------------
Trademarks and product rights...............................  $1,017,456     $ 93,803
Patents.....................................................     110,000       22,944
Goodwill....................................................      16,251        3,509
Other intangibles...........................................       9,527        6,274
                                                              ----------     --------
          Total intangible assets...........................  $1,153,234     $126,530
                                                              ==========     ========

     Amortization expense for the three months ended March 31, 2002 was $11,091. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

FISCAL YEAR ENDED DECEMBER 31:                                AMOUNT
------------------------------                                -------
2002........................................................  $44,590
2003........................................................   44,545
2004........................................................   44,545
2005........................................................   44,454
2006........................................................   44,162

     The Company's carrying value of goodwill of approximately $12,742 at March 31, 2002 is attributable to the acquisition of manufacturing facilities and workforce. The Company has not yet completed its impairment testing of goodwill as of January 1, 2002 for the applicable reporting unit.

     In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was $0.5 million, net of income taxes of $0.3 million. In addition, the change in the value of the derivatives in the quarter ended March 31, 2001 of $1.5 million was included in other expense. The Company had no derivative financial instruments as of March 31, 2002.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These standards were adopted by the Company effective January 1, 2002. The implementation of these standards did not have any impact on the Company's financial statements.

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary impact on the Company of adopting FAS 145 will be that gains and losses incurred upon the extinguishment of debt may no longer qualify for extraordinary items treatment in the income statement.

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

     In addition, Jones, a wholly-owned subsidiary of the Company is a defendant in 852 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

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

     SWIB has filed an Application for a Scheduling Order stating its intention to dismiss the case, before a class has been certified, without prejudice. In the meantime, the action is still pending. While SWIB has indicated that it does not intend to prosecute the merits of the case further, another shareholder could intervene and continue the action. Even though SWIB lost its motion for preliminary injunction, and is going to dismiss the case, SWIB has claimed that its attorneys are entitled to an award of attorney's fees and costs. SWIB petitioned the court for approximately $7.26 million in attorney's fees and approximately $270 in costs.

     A hearing on SWIB's petition to dismiss and for attorney's fees and costs was held on June 26, 2000 in the Court of Chancery for the State of Delaware. On April 10, 2002, the court granted the motion to dismiss with prejudice and awarded SWIB $234 in fees and $94 in costs, for a total award of $328. SWIB has appealed the court's decision to the Delaware Supreme Court, where the case is still pending.

     The Company believes that SWIB's case is meritless, and the Company is vigorously contesting it. The Company believes SWIB's actions did not confer a benefit on the Medco shareholders. The Company also believes it is unlikely that another shareholder will intervene to continue the action, but if that results then the Company will vigorously contest it.

  Thimerosal/Vaccine Related Litigation

     King and its wholly-owned subsidiary, Parkedale Pharmaceuticals, Inc. ("Parkedale"), have been named as defendants in California and Mississippi, along with Abbott Laboratories, Wyeth, Aventis Pharmaceuticals, and other pharmaceutical companies, which have manufactured or sold vaccine products containing the mercury-based preservative, thimerosal.

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

     The only vaccine that King/Parkedale has manufactured, distributed, marketed and/or sold was Fluogen(R) vaccine, which did contain the mercury-based preservative, thimerosal. Fluogen(R) was only distributed by King for two flu seasons. King's product liability insurance carrier, has been given proper notice of all of these matters, and defense counsel are vigorously defending the Company's interests. The Company is moving to be dismissed from the litigation due to lack of product identity in the plaintiffs' complaints. In 2001, King and Parkedale were dismissed on this basis in a similar case.

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

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

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

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Total revenues:
  Branded pharmaceuticals...................................  $237,050   $161,481
  Royalties.................................................    11,509     11,417
  Contract manufacturing....................................    37,314     15,028
  All other.................................................        --        524
  Eliminations..............................................   (27,808)    (7,133)
                                                              --------   --------
          Consolidated total revenues.......................  $258,065   $181,317
                                                              ========   ========
Gross profit:
  Branded pharmaceuticals...................................  $199,261   $134,368
  Royalties.................................................     9,581      8,916
  Contract manufacturing....................................     1,115        579
  All other.................................................        --         38
                                                              --------   --------
          Consolidated gross profit.........................  $209,957   $143,901
                                                              ========   ========

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

                                                                               AS OF
                                                              AS OF MARCH   DECEMBER 31,
                                                               31, 2002         2001
                                                              -----------   ------------
Total assets:
  Branded pharmaceuticals...................................  $2,503,881     $2,397,062
  Royalties.................................................      14,045         11,326
  Contract manufacturing....................................     113,648        103,268
  All other.................................................          69             98
  Eliminations..............................................     (11,983)        (5,143)
                                                              ----------     ----------
          Consolidated total assets.........................  $2,619,660     $2,506,611
                                                              ==========     ==========

     The Company evaluates impairment of long-term assets at the lowest level of measurable cash flow in accordance with SFAS 144, including operating cash flows generated by sales to the ultimate third party.

     The following represents revenues by therapeutic area:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Total revenues:
  Cardiovascular (including royalties)......................  $118,232   $ 70,460
  Anti-infective............................................    37,703     42,583
  Critical care.............................................    24,660     17,310
  Women's health/endocrinology..............................    61,080     35,309
  Other.....................................................    16,390     15,655
                                                              --------   --------
          Consolidated total revenues.......................  $258,065   $181,317
                                                              ========   ========

8.  SUBSEQUENT EVENTS

     On May 13, 2002, the Company's board of directors authorized a plan to repurchase up to 7.5 million shares of the Company's common stock. Under the plan, the Company may repurchase shares of its common stock in the open-market from time to time, depending on market conditions, share price and other factors.

     In April 2002, the Company established a $400.0 million five year senior secured revolving credit facility. This facility requires the Company to maintain a certain minimum net worth and EBITDA to interest expense ratio and maintain a funded debt to EBITDA ratio below an established maximum. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all personal property of the Company and its significant subsidiaries.

     On April 29, 2002, the Company entered into an agreement with Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson subsidiary, to acquire the exclusive rights to Ortho-Prefest(R) tablets in the United States, its territories and possessions and the Commonwealth of Puerto Rico, including the related drug application, investigational new drug application, copyrights, and patents or licenses to the patents. The Company will pay $108.0 million for the product rights upon closing, plus $7.0 million upon receipt of the U.S. Food and Drug Administration's permission to rename the product "Prefest(TM)". The transaction is expected to close during the second quarter of 2002, subject to review of the related filing under the Hart-Scott-Rodino Act.

     The Company has an exclusive worldwide license from Novavax, Inc. to promote, market, distribute and sell Estrasorb(TM), except in the United States and Puerto Rico where the parties will co-market the product, following approval by the FDA of Novavax's New Drug Application. Estrasorb(TM) is a topical estrogen replacement therapy which employs Novavax's proprietary micellar nanoparticle technology designed to

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

deliver 17-beta-estradiol, a naturally occurring hormone, through the skin when applied topically in the form of a lotion. Once approved, the Company will pay Novavax a royalty based on a percentage of net sales of Estrasorb(TM) outside of the United States and Puerto Rico. Novavax will pay King a co-promotion fee equal to 50% of net sales less cost of goods of Estrasorb(TM) within the United States and Puerto Rico. Marketing expenses for Estrasorb(TM) in the United States and Puerto Rico, following approval, will be shared equally by the parties. On April 24, 2002 Novavax announced that the FDA had completed its review of the New Drug Application for Estrasorb(TM) previously filed by Novavax on June 29, 2001. During the review process, no issues regarding the efficacy or safety of Estrasorb(TM) were communicated by the review division of the FDA to Novavax. However, the FDA did request from Novavax additional information with respect to the Chemistry, Manufacturing and Control section, which we refer to as the "CMC" section, of the Estrasorb(TM) New Drug Application. Based on its discussions with the FDA, Novavax chose to temporarily withdraw the New Drug Application and plans to refile it once Novavax has had an opportunity to adequately address the issues identified by the FDA with respect to the CMC section. The Company currently has investments totaling approximately $38.0 million in Novavax convertible senior notes.

9. GUARANTOR FINANCIAL STATEMENTS

     The Company's wholly-owned subsidiaries, Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; Jones Pharma Incorporated; King Pharmaceuticals Research and Development, Inc.; and King Pharmaceuticals of Nevada, Inc. (the "Guarantor Subsidiaries"), have guaranteed the Company's performance under the $345,000, 2 3/4% Convertible Debentures due 2021 on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debentures.

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                  MARCH 31, 2002                           DECEMBER 31, 2001
                              ------------------------------------------------------   -------------------------
                                            GUARANTOR     ELIMINATING       KING                     GUARANTOR
                                 KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                              ----------   ------------   -----------   ------------   ----------   ------------
ASSETS
Current assets:
  Cash and cash
    equivalents.............  $  705,010    $   (8,438)   $        --    $  696,572    $  882,391    $   (7,789)
  Marketable securities.....     307,634            --             --       307,634        49,880            --
  Accounts receivable,
    net.....................      20,227       173,727        (11,943)      182,011        12,735       154,272
  Inventories...............      13,055       117,472             --       130,527        18,683        92,895
  Deferred income taxes.....      28,928         2,628             --        31,556        28,928         2,628
  Prepaid expenses and other
    current assets..........       2,264         7,436             --         9,700         1,898         6,181
                              ----------    ----------    -----------    ----------    ----------    ----------
         Total current
           assets...........   1,077,118       292,825        (11,943)    1,358,000       994,515       248,187
                              ----------    ----------    -----------    ----------    ----------    ----------
Property, plant, and
  equipment, net............      40,464       127,205             --       167,669        38,964       125,152
Intangible assets, net......     675,628       351,076             --     1,026,704       682,875       354,920
Investment in
  subsidiaries..............   1,227,750            --     (1,227,750)           --     1,158,458            --
Other assets................      49,050        18,237             --        67,287        49,577        17,564
                              ----------    ----------    -----------    ----------    ----------    ----------
         Total assets.......  $3,070,010    $  789,343    $(1,239,693)   $2,619,660    $2,924,389    $  745,823
                              ==========    ==========    ===========    ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........  $    8,568    $   24,545    $   (11,943)   $   21,170    $    4,347    $   23,666
  Accrued expenses..........       5,613       116,405             --       122,018         6,700       112,798
  Income taxes payable......      (4,048)       52,841             --        48,793        (4,719)       12,437
  Current portion of
    long-term debt..........       1,343             5             --         1,348         1,344            13
                              ----------    ----------    -----------    ----------    ----------    ----------
         Total current
           liabilities......      11,476       193,796        (11,943)      193,329         7,672       148,914
                              ----------    ----------    -----------    ----------    ----------    ----------
Long-term debt..............     346,330            --             --       346,330       346,397            --
Deferred income taxes.......      34,539         2,482             --        37,021        34,539         2,482
Other liabilities...........      61,194            --             --        61,194        63,466            --
Intercompany (receivable)
  payable...................     634,685      (634,685)            --            --       564,031      (564,031)
                              ----------    ----------    -----------    ----------    ----------    ----------
         Total
           liabilities......   1,088,224      (438,407)       (11,943)      637,874     1,016,105      (412,635)
                              ----------    ----------    -----------    ----------    ----------    ----------
Shareholders' equity........   1,981,786     1,227,750     (1,227,750)    1,981,786     1,908,284     1,158,458
                              ----------    ----------    -----------    ----------    ----------    ----------
         Total liabilities
           and shareholders'
           equity...........  $3,070,010    $  789,343    $(1,239,693)   $2,619,660    $2,924,389    $  745,823
                              ==========    ==========    ===========    ==========    ==========    ==========

                                  DECEMBER 31, 2001
                              --------------------------
                              ELIMINATING       KING
                                ENTRIES     CONSOLIDATED
                              -----------   ------------
ASSETS
Current assets:
  Cash and cash
    equivalents.............  $        --    $  874,602
  Marketable securities.....           --        49,880
  Accounts receivable,
    net.....................       (5,143)      161,864
  Inventories...............           --       111,578
  Deferred income taxes.....           --        31,556
  Prepaid expenses and other
    current assets..........           --         8,079
                              -----------    ----------
         Total current
           assets...........       (5,143)    1,237,559
                              -----------    ----------
Property, plant, and
  equipment, net............           --       164,116
Intangible assets, net......           --     1,037,795
Investment in
  subsidiaries..............   (1,158,458)           --
Other assets................           --        67,141
                              -----------    ----------
         Total assets.......  $(1,163,601)   $2,506,611
                              ===========    ==========
LIABILITIES AND SHAREHOLDERS
Current liabilities:
  Accounts payable..........  $    (5,143)   $   22,870
  Accrued expenses..........           --       119,498
  Income taxes payable......           --         7,718
  Current portion of
    long-term debt..........           --         1,357
                              -----------    ----------
         Total current
           liabilities......       (5,143)      151,443
                              -----------    ----------
Long-term debt..............           --       346,397
Deferred income taxes.......           --        37,021
Other liabilities...........           --        63,466
Intercompany (receivable)
  payable...................           --            --
                              -----------    ----------
         Total
           liabilities......       (5,143)      598,327
                              -----------    ----------
Shareholders' equity........   (1,158,458)    1,908,284
                              -----------    ----------
         Total liabilities
           and shareholders'
           equity...........  $(1,163,601)   $2,506,611
                              ===========    ==========

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

                             GUARANTOR SUBSIDIARIES
                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME

                                                   THREE MONTHS ENDED MARCH 31, 2002
                                          ----------------------------------------------------
                                                      GUARANTOR     ELIMINATING       KING
                                            KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          --------   ------------   -----------   ------------
Revenues:
  Net sales.............................  $ 21,300     $253,064      $(27,808)      $246,556
  Royalty revenue.......................        --       11,509            --         11,509
                                          --------     --------      --------       --------
        Total revenues..................    21,300      264,573       (27,808)       258,065
                                          --------     --------      --------       --------
Operating costs and expenses:
  Costs of revenues.....................    24,464       51,452       (27,808)        48,108
  Selling, general and administrative...     1,041       77,424            --         78,465
  Depreciation and amortization.........     7,931        5,657            --         13,588
  Research and development..............        --        5,643            --          5,643
                                          --------     --------      --------       --------
        Total operating costs and
          expenses......................    33,436      140,176       (27,808)       145,804
                                          --------     --------      --------       --------
Operating income........................   (12,136)     124,397            --        112,261
                                          --------     --------      --------       --------
Other income (expense):
  Interest income.......................     4,235          423            --          4,658
  Interest expense......................    (2,750)          --            --         (2,750)
  Other, net............................      (232)        (551)           --           (783)
  Equity in earnings of subsidiaries....    69,292           --       (69,292)            --
  Intercompany interest income
    (expense)...........................    14,108      (14,108)           --             --
                                          --------     --------      --------       --------
        Total other income (expense)....    84,653      (14,236)      (69,292)         1,125
                                          --------     --------      --------       --------
Income before income taxes and
  cumulative effect of change in
  accounting principle..................    72,517      110,161       (69,292)       113,386
                                          --------     --------      --------       --------
Income tax expense......................    (1,197)     (40,869)           --        (42,066)
                                          --------     --------      --------       --------
Income before cumulative effect of
  change in accounting principle........    71,320       69,292       (69,292)        71,320
Cumulative effect of change in
  accounting principle..................        --           --            --             --
                                          --------     --------      --------       --------
        Net income......................  $ 71,320     $ 69,292      $(69,292)      $ 71,320
                                          ========     ========      ========       ========

                                                   THREE MONTHS ENDED MARCH 31, 2001
                                          ----------------------------------------------------
                                                      GUARANTOR     ELIMINATING       KING
                                            KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                          --------   ------------   -----------   ------------
Revenues:
  Net sales.............................  $  5,307     $168,767      $ (4,174)      $169,900
  Royalty revenue.......................        --       11,417            --         11,417
                                          --------     --------      --------       --------
        Total revenues..................     5,307      180,184        (4,174)       181,317
                                          --------     --------      --------       --------
Operating costs and expenses:
  Costs of revenues.....................     4,650       36,940        (4,174)        37,416
  Selling, general and administrative...     1,513       53,746            --         55,259
  Depreciation and amortization.........     5,309        6,066            --         11,375
  Research and development..............       198        3,817            --          4,015
                                          --------     --------      --------       --------
        Total operating costs and
          expenses......................    11,670      100,569        (4,174)       108,065
                                          --------     --------      --------       --------
Operating income........................    (6,363)      79,615            --         73,252
                                          --------     --------      --------       --------
Other income (expense):
  Interest income.......................     2,021          488            --          2,509
  Interest expense......................    (3,029)         162            --         (2,867)
  Other, net............................    (1,445)        (126)           --         (1,571)
  Equity in earnings of subsidiaries....    76,278           --       (76,278)            --
  Intercompany interest income
    (expense)...........................     2,912       (2,912)           --             --
                                          --------     --------      --------       --------
        Total other income (expense)....    76,737       (2,388)      (76,278)        (1,929)
                                          --------     --------      --------       --------
Income before income taxes and
  cumulative effect of change in
  accounting principle..................    70,374       77,227       (76,278)        71,323
                                          --------     --------      --------       --------
Income tax expense......................   (25,655)        (949)           --        (26,604)
                                          --------     --------      --------       --------
Income before cumulative effect of
  change in accounting principle........    44,719       76,278       (76,278)        44,719
Cumulative effect of change in
  accounting principle..................      (545)          --            --           (545)
                                          --------     --------      --------       --------
        Net income......................  $ 44,174     $ 76,278      $(76,278)      $ 44,174
                                          ========     ========      ========       ========

                           KING PHARMACEUTICALS, INC.

                                  (UNAUDITED)

                             GUARANTOR SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                   THREE MONTHS ENDED MARCH 31, 2002
                                         -----------------------------------------------------
                                                      GUARANTOR     ELIMINATING       KING
                                           KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         ---------   ------------   -----------   ------------
Cash flows from operating activities...  $   9,883     $ 74,298        $ --        $  84,181
                                         ---------     --------        ----        ---------
Cash flows from investing activities:
  Loans receivable.....................         --           --          --               --
  Purchases of property, plant and
    equipment..........................     (2,185)      (8,594)         --          (10,779)
  Proceeds from sale of product
    rights.............................         --           --          --               --
  Proceeds from sale of property and
    equipment..........................         --        4,309          --            4,309
  Purchases of marketable securities...   (257,754)          --          --         (257,754)
                                         ---------     --------        ----        ---------
Net cash used in investing
  activities...........................   (259,939)      (4,285)         --         (264,224)
                                         ---------     --------        ----        ---------
Cash flows from financing activities:
  Proceeds from issuance of common
    shares and exercise of stock
    options, net.......................      2,182           --          --            2,182
  Payments on other long-term debt.....        (68)          (8)         --              (76)
  Other................................        (93)          --          --              (93)
  Intercompany.........................     70,654      (70,654)         --               --
                                         ---------     --------        ----        ---------
Net cash provided by (used in)
  financing activities.................     72,675      (70,662)         --            2,013
                                         ---------     --------        ----        ---------
Increase (decrease) in cash and cash
  equivalents..........................   (177,381)        (649)         --         (178,030)
Cash and cash equivalents, beginning of
  period...............................    882,391       (7,789)         --          874,602
                                         ---------     --------        ----        ---------
Cash and cash equivalents, end of
  period...............................  $ 705,010     $ (8,438)       $ --        $ 696,572
                                         =========     ========        ====        =========

                                                  THREE MONTHS ENDED MARCH 31, 2001
                                         ----------------------------------------------------
                                                     GUARANTOR     ELIMINATING       KING
                                           KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                         --------   ------------   -----------   ------------
Cash flows from operating activities...  $  5,211     $ 90,556        $ --         $ 95,767
                                         --------     --------        ----         --------
Cash flows from investing activities:
  Loans receivable.....................        --       (5,000)         --           (5,000)
  Purchases of property, plant and
    equipment..........................    (4,246)      (2,795)         --           (7,041)
  Proceeds from sale of product
    rights.............................     3,332           --          --            3,332
  Proceeds from sale of property and
    equipment..........................        --           43          --               43
  Purchases of marketable securities...        --           --          --               --
                                         --------     --------        ----         --------
Net cash used in investing
  activities...........................      (914)      (7,752)         --           (8,666)
                                         --------     --------        ----         --------
Cash flows from financing activities:
  Proceeds from issuance of common
    shares and exercise of stock
    options, net.......................     5,741           --          --            5,741
  Payments on other long-term debt.....      (108)          (7)         --             (115)
  Other................................       (34)          --          --              (34)
  Intercompany.........................    79,134      (79,134)         --               --
                                         --------     --------        ----         --------
Net cash provided by (used in)
  financing activities.................    84,733      (79,141)         --            5,592
                                         --------     --------        ----         --------
Increase (decrease) in cash and cash
  equivalents..........................    89,030        3,663          --           92,693
Cash and cash equivalents, beginning of
  period...............................    82,316       (5,921)         --           76,395
                                         --------     --------        ----         --------
Cash and cash equivalents, end of
  period...............................  $171,346     $ (2,258)       $ --         $169,088
                                         ========     ========        ====         ========

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. This discussion should be read in conjunction with the following: (a) "Risk Factors" set out below and other sections of our Annual Report on Form 10-K for the year ended December 31, 2001, which are supplemented by the discussion which follows;
(b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2001; and (c) our unaudited consolidated financial statements and related notes thereto included in this report.

OVERVIEW

  General

     The following summarizes net revenues by operating segment (in thousands).

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2002        2001
                                                              ---------   ---------
Branded pharmaceuticals.....................................  $237,050    $161,228
Royalties...................................................    11,509      11,417
Contract manufacturing......................................     9,506       8,148
Other.......................................................        --         524
                                                              --------    --------
          Total.............................................  $258,065    $181,317
                                                              ========    ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

  Revenues

     Net revenues increased $76.8 million, or 42.4%, to $258.1 million in 2002 from $181.3 million in 2001, due primarily to the growth of our branded pharmaceutical products and the acquisition of additional branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $75.9 million, or 47.1%, to $237.1 million in 2002 from $161.2 million in 2001. This increase was due primarily to growth in net sales of Altace(R) and Levoxyl(R) and the acquisition of three branded pharmaceutical products, along with a fully paid license to a fourth product from Bristol-Myers Squibb Company in August, 2001. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below.

     Revenues from royalties is derived from payments we receive based on sales of Adenoscan(R) and Adenocard(R). Revenue from royalties increased $0.1 million, or 0.9%, to $11.5 million in 2002 from $11.4 million in 2001.

     Revenues from contract manufacturing increased $1.4 million, or 17.3%, to $9.5 million in 2002 from $8.1 million in 2001.

  Gross Profit

     Total gross profit (namely, revenues less cost of revenues, including royalty expense) increased $66.1 million, or 45.9%, to $210.0 million in 2002 from $143.9 million in 2001. The increase was primarily due to increased sales of higher margin branded pharmaceutical products.

     Gross profit from branded pharmaceutical products increased $64.9 million, or 48.3%, to $199.3 million in 2002 from $134.4 million in 2001. This increase was primarily due to increases in gross profit from the Altace(R) and Levoxyl(R) product lines as well as additional gross profit arising from the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001.

     Gross profit from royalties increased $0.7 million, or 7.9%, to $9.6 million in 2002 from $8.9 million in 2001.

     Gross profit associated with contract manufacturing increased $0.5 million, or 83.3%, to $1.1 million in 2002 from $0.6 million in 2001.

  Operating Costs and Expenses

     Total operating costs and expenses increased $37.7 million, or 34.9%, to $145.8 million in 2002 from $108.1 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), and increased fees associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth.

     Cost of revenues increased $10.7 million, or 28.6%, to $48.1 million in 2002 from $37.4 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), and the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001. As a percentage of revenues, cost of revenues decreased to 18.6% in 2002 from 20.6% in 2001 due to an increase in sales of higher margin products.

     Selling, general and administrative expenses increased $23.2 million, or 42.0%, to $78.5 million in 2002 from $55.3 million in 2001. This increase was primarily attributable to fees associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth and the growth of our dedicated national field sales force from approximately 520 representatives in 2001 to 715 representatives in 2002. As a percentage of revenues, selling, general, and administrative expenses remained relatively constant at 30.4% in 2002 compared to 30.5% in 2001.

     Depreciation and amortization expense increased $2.2 million, or 19.3%, to $13.6 million in 2002 from $11.4 million in 2001. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001. Amortization expense was reduced by $0.4 million in 2002 due to the implementation of SFAS 142 (see Note 5 to financial statements).

     Research and development expense increased $1.6 million, or 40.0%, to $5.6 million in 2002 from $4.0 million in 2001 due to our increased commitment to research and development.

  Operating Income

     Operating income increased $39.0 million, or 53.2%, to $112.3 million in 2002 from $73.3 million in 2001. This increase was primarily due to increased revenues from Altace(R) and Levoxyl(R), plus the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001. As a percentage of net revenues, operating income increased to 43.5% in 2002 from 40.4% in 2001 primarily due to an increase in sales of higher margin branded pharmaceutical products.

  Other Income (Expense)

     Interest income increased $2.2 million, or 88.0%, to $4.7 million in 2002 from $2.5 million in 2001 due to higher balances of invested cash, cash equivalents, and marketable securities during 2002 as compared to 2001.

     Interest expense decreased $0.1 million, or 3.6%, to $2.8 million in 2002 from $2.9 million in 2001.

     Other expense decreased from $1.6 million in 2001 to $0.8 million in 2002.

  Income Tax Expense

     The effective tax rate of 37.1% in 2002 and 37.3% in 2001 was higher than the federal statutory rate of 35.0% due primarily to permanent differences related to state income taxes in both 2002 and 2001.

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

  Net Income

     Due to the factors set forth above, net income increased $27.1 million, or 61.3%, to $71.3 million in 2002 from $44.2 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

  General

     We believe that existing balances of cash, cash equivalents and marketable securities, cash generated from operations, and an existing revolving credit facility are sufficient to finance our current operations and working capital requirements. However, in the event we make significant future acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

     At present, we are actively pursuing acquisitions that may require the use of substantial capital resources. There are no present agreements or commitments with respect to any such acquisition.

THREE MONTHS ENDED MARCH 31, 2002

     We generated net cash from operations of $84.2 million for the three months ended March 31, 2002. Our net cash provided from operations was primarily the result of $71.3 million in net income, adjusted for non-cash depreciation and amortization of $13.6 million, a change in income taxes payable/receivable of $41.1 million, and an increase in accrued expenses of $2.5 million. Primary uses of cash provided from operations included an increase in accounts receivable of $20.6 million, an increase in inventory of $18.9 million, a decrease in accounts payable of $1.7 million, and amortization of deferred revenue of $2.3 million offset the items previously described.

     Cash flows used in investing activities was $264.2 million due to $10.8 million of capital expenditures and $257.8 million for purchases of marketable securities offset by $4.3 million received as proceeds from the sale of product rights.

     Financing activities provided $2.0 million primarily due to the exercise of employee stock options.

  Certain Indebtedness and Other Matters

     As of March 31, 2002, we had $347.7 million of long-term debt (including current portion). None of the debt agreements relating to the outstanding indebtedness contain financial covenants.

     On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement. At March 31, 2002, $616.0 million remains available to us under the $1.3 billion universal shelf registration.

     In April 2002, we established a $400.0 million five year senior secured revolving credit facility. This facility requires us to maintain a certain minimum net worth, EBITDA to interest expense ratio above an established minimum, and funded debt to EBITDA ratio below an established maximum. As of May 13,

2001, we were in compliance with these covenants and had available up to $400.0 million under the senior secured revolving credit facility.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $10.8 million and $7.0 million for the three months ended March 31, 2002 and 2001, respectively. The principal capital expenditures included property and equipment purchases and building improvements for facility upgrades and increased capacity.

SUBSEQUENT EVENTS

  Stock Repurchase Plan

     On May 13, 2002, our Board of Directors authorized a plan to repurchase up to 7.5 million shares of our common stock. Under the plan, we may repurchase shares of our common stock in the open-market from time to time, depending on market conditions, share price and other factors.

  Ortho-Prefest(R) Acquisition

     On April 29, 2002, we entered into an agreement with Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson subsidiary, to acquire Ortho-Prefest(R) tablets in the United States, its territories and possessions and the Commonwealth of Puerto Rico, including the related drug application, investigational new drug application, copyrights, and patents or licenses to the patents. We will pay $108.0 million for the product rights upon closing, plus $7.0 million upon receipt of the U.S. Food and Drug Administration's (which we refer to as the "FDA") permission to rename the product "Prefest(TM)". The transaction is expected to close during the second quarter of 2002, subject to review of the related filing under the Hart-Scott-Rodino Act.

  Estrasorb(TM) License

     We have an exclusive worldwide license from Novavax, Inc. to promote, market, distribute and sell Estrasorb(TM), except in the United States and Puerto Rico where the parties will co-market the product, following approval by the FDA of Novavax's New Drug Application. Estrasorb(TM) is a topical estrogen replacement therapy which employs Novavax's proprietary micellar nanoparticle technology designed to deliver 17-beta-estradiol, a naturally occurring hormone, through the skin when applied topically in the form of a lotion. Once approved, we will pay Novavax a royalty based on a percentage of net sales of Estrasorb(TM) outside of the United States and Puerto Rico. Novavax will pay King a co-promotion fee equal to 50% of net sales less cost of goods of Estrasorb(TM) within the United States and Puerto Rico. Marketing expenses for Estrasorb(TM) in the United States and Puerto Rico, following approval, will be shared equally by the parties. On April 24, 2002 Novavax announced that the FDA had completed its review of the New Drug Application for Estrasorb(TM) previously filed by Novavax on June 29, 2001. During the review process, no issues regarding the efficacy or safety of Estrasorb(TM) were communicated by the review division of the FDA to Novavax. However, the FDA did request from Novavax additional information with respect to the Chemistry, Manufacturing and Control section, which we refer to as the "CMC" section, of the Estrasorb(TM) NDA. Based on its discussions with the FDA, Novavax chose to temporarily withdraw the New Drug Application and plans to refile it once Novavax has had an opportunity to adequately address the issues identified by the FDA with respect to the CMC section.

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

     In the first quarter of 2002, we adopted SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment.

     The results for the quarter ended March 31, 2002, include the effect of adopting SFAS Nos. 141 and 142, which resulted in a $0.4 million reduction in expenses ($0.3 million net of tax) and no increase in basic and diluted earnings per share.

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted these standards effective January 1, 2002. The implementation of these standards did not have any effect on our financial statements.

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary effect of our adopting FAS 145 will be that gains and losses incurred upon the extinguishment of debt may no longer qualify for extraordinary items treatment in the income statement.

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

RISKS RELATED TO OUR BUSINESS

IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Altace(R) accounted for approximately 38.6% and Levoxyl(R) accounted for approximately 15.4% of our net sales for the three months ended March 31, 2002, and Altace(R), Levoxyl(R), Thrombin-JMI(R), Lorabid(R), Bicillin(R) and royalty revenues collectively accounted for approximately 77.8% of our net sales during the same period. We believe that sales of these products will continue to constitute a significant portion of our total revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     It is possible that we or Wyeth or both of us will not be successful in effectively promoting Altace(R) or in optimizing its sales. The content of agreed-upon promotional messages for Altace(R) may not sufficiently convey the merits of Altace(R) and may not be successful in convincing physicians to prescribe Altace(R) instead of other ACE inhibitors or competing therapies. The targets for sales force staffing, the number and frequency of details to physicians and the physicians who are called upon may be inadequate to realize our expectations for revenues from Altace(R). Neither we nor Wyeth may be able to overcome the perception by physicians of a class effect, which we discuss below. Further, developments in technologies or the introduction of other products or new therapies may make it more attractive for Wyeth to concentrate on the promotion of a product or products other than Altace(R) or to lessen their emphasis on the marketing of Altace(R). Our strategic decisions in dealing with managed health care organizations may not prove to be correct and we could consequently lose sales in this market to competing ACE inhibitor products or alternative therapies. If any of these situations occurred, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

IF OUR BRISTOL FACILITY DOES NOT RECEIVE FINAL APPROVAL FROM THE FDA TO MANUFACTURE AND DISTRIBUTE ALTACE(R) OR IF THERE IS AN INTERRUPTION IN THE SUPPLY OF RAW MATERIAL FOR ALTACE(R), THE DISTRIBUTION, MARKETING AND SUBSEQUENT SALES OF THE PRODUCT COULD BE ADVERSELY AFFECTED.

     We have qualified our Bristol facility as a manufacturing and packaging site for Altace(R) in accordance with FDA guidelines and are currently manufacturing and distributing Altace(R) at that site. Aventis Pharma Deutscheland GmbH (Germany) will continue to be our single supplier of ramipril, the active ingredient in Altace(R). Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. We have entered into a long-term supply agreement with Aventis (Germany) and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will not be interruptions or delays in the supply of the raw material. Aventis (USA) will remain an alternative or back-up supplier of Altace(R) for us. Any interruptions or delays in manufacturing or receiving the finished product or raw material used for the future production of Altace(R) or the failure of the FDA to issue formal written approval for the continued manufacturing and distribution of Altace(R) at our Bristol facility could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     On May 25, 2001, the FDA approved our previously filed New Drug Application for Levoxyl(R), our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products have filed New Drug Applications for their levothyroxine sodium products. Jerome Stevens, Inc. has also received approval for its levothyroxine sodium product Unithroid. Jerome Stevens has licensed Unithroid to Watson Pharmaceuticals. The FDA has announced that after August 14, 2001, it will not accept New Drug Applications for levothyroxine sodium drug products. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which New Drug Applications were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application. Also, since the Jerome Stevens product has been approved, a manufacturer could submit an Abbreviated New Drug Application demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to the Jerome Stevens product. If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R).

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

     On March 26, 2002, Jerome Stevens filed a Petition for Stay of Action (assigned Docket No. 02P1035) with the FDA seeking redress from the FDA for the public disclosure on the FDA's website of alleged trade secrets relating to the manufacturing process for Jerome Stevens' orally-administered levothyroxine sodium drug product Unithroid. While Jerome Stevens does not specifically request that the FDA stay any action with respect to our levothyroxine sodium drug product Levoxyl(R), Jerome Stevens does request, among other broad remedies, that the FDA "immediately and indefinitely stay . . . all grants of drug pre-market authority that used, relied on, or were based on Jerome confidential and trade secret manufacturing information . . ." We intend to file a Comment on Jerome Stevens' Petition with the FDA, stating that the New Drug Application for Levoxyl(R) was filed with the FDA before the disclosure of Jerome Stevens' alleged trade secrets, and that the approval of the Levoxyl(R) New Drug Application is unrelated to such disclosure. Based on these facts, we do not believe that Jerome Stevens' Petition applies to Levoxyl(R). However, if the FDA were to determine that there is a valid legal basis for suspension or withdrawal of FDA approval of the Levoxyl(R) New Drug Application it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

WE CANNOT ASSURE YOU THAT SALES OF LORABID(R) WILL INCREASE IN THE FUTURE. IF SALES DO NOT INCREASE, THERE MAY BE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS.

     Prior to our acquisition of Lorabid(R), sales of that product were on the decline because we believe that the prior owner was not actively promoting the product. Increased sales of Lorabid(R) depend upon effective marketing to physicians which leads them to write prescriptions for our product. Since the antibiotic market is very competitive, we cannot assure you that sales of Lorabid(R) will increase in the future. Eli Lilly and Company manufactures Lorabid(R) for us under a supply agreement containing minimum purchase requirements. If Lorabid(R) sales continue to decrease, there may be a material adverse effect upon our results of operations and cash flows.

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

     - successfully develop, license or commercialize new products on a timely basis or at all; or

     - develop or license new products in a cost effective manner.

     - obtain FDA approvals necessary to successfully implement the strategies described above.

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

     However, we cannot assure you that we will be successful in any or all of these projects. If we are not successful, including the failure to obtain any necessary FDA approval, our business, financial condition and results of operations could be materially adversely affected.

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

     A portion or all of many of our product lines, including Altace(R), Lorabid(R) and Cortisporin(R), are currently manufactured by third parties. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     The Parkedale facility was inspected by the FDA in December 2001. When an FDA inspector completes an authorized inspection of a manufacturing facility, the FDC Act mandates that the inspector give to the owner/operator of the facility a written report listing the inspector's observations of objectionable conditions and practices. This written report is known as an "FDA Form 483" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the December 2001 inspection. While no law or regulation requires us to respond to a 483 we have submitted a written response detailing our plan of action with respect to each of the observations made on the December 483 and our commitment to correct the objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with current Good Manufacturing Practices, which we refer to as "cGMPs". While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operation and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions. The 483 from December 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

WE ARE AT APPROXIMATELY 100% OF CAPACITY AT OUR MIDDLETON FACILITY WHICH WILL LIMIT OUR ABILITY TO INCREASE PRODUCTION OF THROMBIN-JMI(R).

     We are currently implementing short-term and long-term strategies to expand our production capacity at our Middleton facility where we manufacture Thrombin-JMI(R). If we cannot successfully expand our production capacity at our Middleton facility, our ability to increase production of Thrombin-JMI(R) will be limited thereby limiting our unit sales growth for this product.

OUR QUARTERLY RESULTS, INCLUDING, IN PARTICULAR, PRODUCT SALES REVENUE, MAY FLUCTUATE, AND THESE FLUCTUATIONS MAY ADVERSELY AFFECT OUR PROFITABILITY.

     Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. These factors include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, competitive pricing pressures and general economic and industry conditions that may affect customer demand. For example, in advance of an anticipated or announced price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in the subsequent quarter than they would have been otherwise. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

AN INCREASE IN PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS OR PRODUCT RETURNS COULD HARM OUR BUSINESS.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $60.0 million for aggregate annual claims with a $100 thousand deductible per incident and a $1.0 million aggregate annual deductible; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all.

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

     Although product returns were approximately 2.2% of gross sales for the three months ended March 31, 2002, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

OUR WHOLLY OWNED SUBSIDIARY, JONES PHARMA INCORPORATED, IS A DEFENDANT IN LITIGATION WHICH IS CURRENTLY BEING HANDLED BY ITS INSURANCE CARRIERS. SHOULD THIS COVERAGE BE INADEQUATE OR SUBSEQUENTLY DENIED OR WERE WE TO LOSE SOME OF THESE LAWSUITS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 852 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as "fen/phen." In 1996, Jones acted as a distributor of Obenix(R), a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones' phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

IF WE ARE UNABLE TO SECURE OR ENFORCE PATENT RIGHTS, TRADEMARKS, TRADE SECRETS OR OTHER INTELLECTUAL PROPERTY, OUR BUSINESS COULD BE HARMED.

     We may not be successful in securing or maintaining proprietary patent protection for our products or products we develop or technologies we license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. The validity of patents can be subject to expensive litigation. Some of our major branded pharmaceutical products have proprietary patent protection, including Altace(R) with a composition of matter patent through October 2008. We can give you no assurance that our patents will not be challenged. Competitors may be able to develop similar or competitive products outside the scope of our patents which could have a material adverse effect on sales of our products or the amounts of royalty revenues we receive.

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

RISKS RELATED TO OUR INDUSTRY

FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, which we refer to as the "DEA," the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency, which we refer to as the "EPA," as well as by foreign governments in countries where we distribute some of our products.

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

     All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the Federal Food, Drug and Cosmetic Act, known as the "FDC Act," or the Public Health Service Act, known as the "PHS Act," or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA's regulatory discretion and/or enforcement policies. Any change in the FDA's enforcement discretion and/or policies could have a material adverse effect on our business, financial condition and results of operations.

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

     The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug's safety or efficacy. All drugs must be manufactured in conformity with cGMPs, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

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

     - anticipated increases in sales of acquired products or royalty revenues;

     - the success of our co-promotion agreements with Wyeth;

     - the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

     - the development of product line extensions;

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail above in the section entitled "Risk Factors."

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

     As of March 31, 2002, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is incorporated by reference to Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this document.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        EXHIBIT NO.                               DESCRIPTION
        -----------                               -----------
           10.20      --  Credit Agreement dated as of April 23, 2002, among King
                          Pharmaceuticals, Inc., and the Lenders therein, Credit
                          Suisse First Boston, Cayman Islands Branch, as
                          Administrative Agent, as Collateral Agent and as Swingline
                          Lender, and Bank of America, NA, J.P. Morgan Securities
                          Inc., and UBS Warburg LLC as Co-Syndication Agents, Wachovia
                          Bank National Association, as Documentation Agent, Credit
                          Suisse First Boston as Sole Lead Arranger and Bookrunner.

     (b) Reports on Form 8-K

     We filed no Current Reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

Date: May 14, 2002                        By: /s/ JEFFERSON J. GREGORY
                                            ------------------------------------
                                            Jefferson J. Gregory
                                            Chief Executive Officer

Date: May 14, 2002                        By: /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                            James R. Lattanzi
                                            Chief Financial Officer