Form 10-Q
period 2002-06-30
KING PHARMACEUTICALS INC
filed 2002-08-14
CIK 1047699

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of Registrant's common stock as of August 9, 2002: 243,706,342

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2002           2001
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  497,999     $  874,602
  Marketable securities.....................................     333,765         49,880
  Accounts receivable, net of allowance for doubtful
     accounts of $7,096 and $6,047..........................     219,844        161,864
  Inventories...............................................     148,873        111,578
  Deferred income taxes.....................................      37,130         31,556
  Prepaid expenses and other current assets.................      13,350          8,079
                                                              ----------     ----------
          Total current assets..............................   1,250,961      1,237,559
                                                              ----------     ----------
Property, plant and equipment, net..........................     181,622        164,116
Intangible assets, net......................................   1,135,100      1,037,795
Other assets................................................      51,615         67,141
                                                              ----------     ----------
          Total assets......................................  $2,619,298     $2,506,611
                                                              ==========     ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $   39,632     $   22,870
  Accrued expenses..........................................     165,688        119,498
  Income taxes payable......................................          --          7,718
  Liability for stock repurchases...........................      25,234             --
  Current portion of long-term debt.........................       1,343          1,357
                                                              ----------     ----------
          Total current liabilities.........................     231,897        151,443
                                                              ----------     ----------
Long-term debt:
  Convertible debentures....................................     345,000        345,000
  Senior subordinated notes.................................          93             93
  Other.....................................................       1,176          1,304
Deferred income taxes.......................................      47,126         37,021
Other liabilities...........................................      57,421         63,466
                                                              ----------     ----------
          Total liabilities.................................     682,713        598,327
                                                              ----------     ----------
Commitments and contingencies (note 6)
Shareholders' equity........................................   1,936,585      1,908,284
                                                              ----------     ----------
          Total liabilities and shareholders' equity........  $2,619,298     $2,506,611
                                                              ==========     ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
Revenues:
  Net sales...........................................  $268,014   $193,506   $514,570   $363,406
  Royalty revenue.....................................    14,519     13,003     26,028     24,420
                                                        --------   --------   --------   --------
          Total revenues..............................   282,533    206,509    540,598    387,826
                                                        --------   --------   --------   --------
Operating costs and expenses:
  Cost of revenues, including royalty expense of
     $2,824, $3,270, $4,865 and $6,117................    53,401     44,344    101,509     81,760
  Inventory recall....................................     1,827         --      1,827         --
                                                        --------   --------   --------   --------
          Total cost of revenues......................    55,228     44,344    103,336     81,760
  Selling, general and administrative.................    45,397     35,054     86,011     72,849
  Co-promotion fees...................................    43,244     20,385     81,095     37,849
                                                        --------   --------   --------   --------
          Total selling, general, and administrative
            expenses..................................    88,641     55,439    167,106    110,698
  Depreciation and amortization.......................    14,552     11,421     28,140     22,796
  Research and development............................     6,688      6,500     12,331     10,515
  Research and development -- special license
     rights...........................................        --      3,000         --      3,000
                                                        --------   --------   --------   --------
          Total operating costs and expenses..........   165,109    120,704    310,913    228,769
                                                        --------   --------   --------   --------
  Operating income....................................   117,424     85,805    229,685    159,057
                                                        --------   --------   --------   --------
Other income (expense):
  Interest income.....................................     6,800      3,070     11,458      5,579
  Interest expense....................................    (3,135)    (2,724)    (5,885)    (5,591)
  Valuation charge -- convertible notes receivable....   (27,926)        --    (27,926)        --
  Other, net..........................................      (298)     4,515     (1,081)     2,944
                                                        --------   --------   --------   --------
          Total other income (expense)................   (24,559)     4,861    (23,434)     2,932
                                                        --------   --------   --------   --------
Income before income taxes and cumulative effect of
  change in accounting principle......................    92,865     90,666    206,251    161,989
Income tax expense....................................   (34,467)   (33,818)   (76,533)   (60,422)
                                                        --------   --------   --------   --------
Income before cumulative effect of change in
  accounting principle................................    58,398     56,848    129,718    101,567
Cumulative effect of change in accounting principle,
  net of taxes of $325................................        --         --         --       (545)
                                                        --------   --------   --------   --------
Net income............................................  $ 58,398   $ 56,848   $129,718   $101,022
                                                        ========   ========   ========   ========
Income per common share:
  Basic:
     Income before cumulative effect of change in
       accounting principle...........................  $   0.24   $   0.25   $   0.52   $   0.44
     Cumulative effect of change in accounting
       principle......................................        --         --         --         --
                                                        --------   --------   --------   --------
     Net income.......................................  $   0.24   $   0.25   $   0.52   $   0.44
                                                        ========   ========   ========   ========
  Diluted:
     Income before cumulative effect of change in
       accounting principle...........................  $   0.24   $   0.25   $   0.52   $   0.44
     Cumulative effect of change in accounting
       principle......................................        --         --         --         --
                                                        --------   --------   --------   --------
     Net income.......................................  $   0.24   $   0.25   $   0.52   $   0.44
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

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             ACCUMULATED
                                                                                OTHER
                                                     PAID IN     RETAINED   COMPREHENSIVE
                                        SHARES       CAPITAL     EARNINGS      INCOME         TOTAL
                                      -----------   ----------   --------   -------------   ----------
Balance at December 31, 2001........  247,692,984   $1,361,563   $546,721       $ --        $1,908,284
Comprehensive income:
  Net income........................                              129,718                      129,718
  Unrealized gain on marketable
     securities, net of tax.........                                             991               991
                                                                                            ----------
          Total comprehensive
            income..................                                                           130,709
                                                                                            ----------
Stock repurchases...................   (4,333,680)    (105,692)                               (105,692)
Exercise of stock options...........      322,838        3,284                                   3,284
                                      -----------   ----------   --------       ----        ----------
Balance at June 30, 2002............  243,682,142   $1,259,155   $676,439       $991        $1,936,585
                                      ===========   ==========   ========       ====        ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2002        2001
                                                              ---------   --------
Cash flows from operating activities........................  $ 148,655   $174,193
                                                              ---------   --------
Cash flows from investing activities:
  Purchase of investment securities.........................   (283,885)        --
  Proceeds from maturity and sale of investment
     securities.............................................         --         --
  Convertible senior notes..................................    (10,044)        --
  Loans receivable..........................................         --     (5,000)
  Purchases of property, plant and equipment................    (33,216)   (14,158)
  Purchase of intangible assets.............................   (120,300)        --
  Proceeds from sale of product rights......................         --      3,332
  Proceeds from sale of assets..............................      4,338      1,434
                                                              ---------   --------
       Net cash used in investing activities................   (443,107)   (14,392)
                                                              ---------   --------
Cash flows from financing activities:
  Proceeds from issuance of common shares and exercise of
     stock options, net.....................................      3,284     18,281
  Purchase of common stock..................................    (80,458)        --
  Debt issuance costs.......................................     (4,835)        --
  Payments on other long-term debt and capital lease
     obligations............................................       (142)      (269)
  Other.....................................................         --        (79)
                                                              ---------   --------
       Net cash (used in) provided by financing
        activities..........................................    (82,151)    17,933
                                                              ---------   --------
(Decrease) increase in cash and cash equivalents............   (376,603)   177,734
Cash and cash equivalents, beginning of period..............    874,602     76,395
                                                              ---------   --------
Cash and cash equivalents, end of period....................  $ 497,999   $254,129
                                                              =========   ========

As of June 30, 2002, the Company had a liability of $25,234 for stock repurchases for which settlement had not occurred.

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001
                                 (IN THOUSANDS)

1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

     These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Jones Pharma Incorporated; and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

     Certain amounts from the prior consolidated financial statements have been reclassified to the presentation adopted in 2002.

2.  EARNINGS PER SHARE

     The basic and diluted income per common share was determined using the following share data:

                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                         JUNE 30,             JUNE 30,
                                                    -------------------   -----------------
                                                      2002       2001      2002      2001
                                                    --------   --------   -------   -------
Basic income per common share:
  Weighted average common shares..................  246,931    228,718    247,382   228,387
                                                    =======    =======    =======   =======
Diluted income per common share:
  Weighted average common shares..................  246,931    228,718    247,382   228,387
  Effect of stock options.........................    1,482      2,370      1,692     2,489
                                                    -------    -------    -------   -------
  Weighted average common shares plus assumed
     conversions..................................  248,413    231,088    249,074   230,876
                                                    =======    =======    =======   =======

3.  INVENTORIES

     Inventory consists of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2002         2001
                                                              --------   ------------
Finished goods (including $19,014 and $18,426 of sample
  inventory, respectively)..................................  $ 95,412     $ 74,471
Work-in-process.............................................    14,827        9,424
Raw materials...............................................    38,634       27,683
                                                              --------     --------
                                                              $148,873     $111,578
                                                              ========     ========

                           KING PHARMACEUTICALS, INC.

4.  ACQUISITIONS

     On May 29, 2002, the Company acquired the exclusive rights to Ortho-Prefest(R) tablets in the United States, its territories and possessions and the Commonwealth of Puerto Rico, including the related drug application, investigational new drug application, copyrights, and patents or licenses to the related patents from Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson subsidiary. The Company paid $108,000 for the product rights upon closing plus approximately $3,300 of expenses. The Company will pay an additional $7,000 upon receipt of the U.S. Food and Drug Administration's permission to rename the product "Prefest(TM)". The acquisition was financed with cash on hand. The Company has included the acquisition in product rights and assigned a temporary life of twenty years. The purchase price allocation among the assets acquired, the determination as to whether the useful life is indefinite or finite and the assignment of lives to the intangibles designated as having finite lives under Statement of Financial Accounting Standards ("SFAS") No. 142 are preliminary and subject to further evaluation.

     On August 8, 2001, the Company acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb ("BMS") for $285,000 plus approximately $1,500 of expenses. The products acquired include BMS's rights in the United States to Corzide(C), Delestrogen(C), and Florinef(C). King also acquired a fully paid license to and trademark for Corgard(C) in the United States. The acquisition was financed with a combination of borrowings under its senior secured credit facility and cash on hand.

     The following unaudited pro forma summary presents the financial information as if the acquisition of the Corzide(R), Delestrogen(R), Florinef(R), Corgard(R) and Ortho-Prefest(R) product lines had occurred as of January 1, 2001. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2001, nor is it indicative of future results.

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2002       2001       2002       2001
                                                --------   --------   --------   --------
Net revenues..................................  $286,874   $217,432   $540,598   $408,522
                                                ========   ========   ========   ========
Income before cumulative effect of change in
  accounting principle........................  $ 59,382   $ 56,929   $132,156   $101,355
                                                ========   ========   ========   ========
Basic income per common share.................  $   0.24   $   0.25   $   0.53   $   0.44
                                                ========   ========   ========   ========
Diluted income per common share...............  $   0.24   $   0.25   $   0.53   $   0.44
                                                ========   ========   ========   ========

5.  ACCOUNTING DEVELOPMENTS

     The results for the three and six months ended June 30, 2002, include the effect of adopting SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" in the first quarter of 2002. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, the Company has completed its impairment testing resulting in no impairment of goodwill. Amounts assigned to indefinite-life intangible assets primarily represent the trade name for products acquired which meet specified criteria and have a carrying value of $19,192.

                           KING PHARMACEUTICALS, INC.

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                       JUNE 30,              JUNE 30,
                                                  -------------------   -------------------
                                                    2002       2001       2002       2001
                                                  --------   --------   --------   --------
Net income:
  As reported:..................................  $58,398    $56,848    $129,718   $101,022
     Goodwill amortization......................       --        102          --        204
     Indefinite-life intangibles amortization...       --        149          --        298
                                                  -------    -------    --------   --------
          As adjusted...........................  $58,398    $57,099    $129,718   $101,524
                                                  =======    =======    ========   ========
Basic earnings per share:
  As reported:..................................  $  0.24    $  0.25    $   0.52   $   0.44
     Goodwill amortization......................       --         --          --         --
     Indefinite-life intangibles amortization...       --         --          --         --
                                                  -------    -------    --------   --------
          As adjusted...........................  $  0.24    $  0.25    $   0.52   $   0.44
                                                  =======    =======    ========   ========
Diluted earnings per share:
  As reported:..................................  $  0.24    $  0.25    $   0.52   $   0.44
     Goodwill amortization......................       --         --          --         --
     Indefinite-life intangibles amortization...       --         --          --         --
                                                  -------    -------    --------   --------
          As adjusted...........................  $  0.24    $  0.25    $   0.52   $   0.44
                                                  =======    =======    ========   ========

     The following table reflects the components of intangible assets as of June 30, 2002:

                                                                GROSS
                                                               CARRYING    ACCUMULATED
                                                                AMOUNT     AMORTIZATION
                                                              ----------   ------------
Trademarks and product rights...............................  $1,128,756     $103,451
Patents.....................................................     119,000       25,003
Goodwill....................................................      16,251        3,509
Other intangibles...........................................       9,526        6,470
                                                              ----------     --------
          Total intangible assets...........................  $1,273,533     $138,433
                                                              ==========     ========

     Amortization expense for the three months and six months ended June 30, 2002 was $11,903 and $22,995 respectively. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

FISCAL YEAR ENDED DECEMBER 31:                                AMOUNT
------------------------------                                -------
2002........................................................  $48,511
2003........................................................   51,010
2004........................................................   51,010
2005........................................................   50,919
2006........................................................   50,627

     In the first quarter of 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was $870, or $545 net of tax. In addition, the change in the value of the derivatives in the quarter and six months ended June 30, 2001 of $4,358 and $2,839, respectively, was included in other expense. The Company had no derivative financial instruments as of June 30, 2002.

                           KING PHARMACEUTICALS, INC.

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

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary impact on the Company of adopting SFAS No. 145 will be that gains and losses incurred upon the extinguishment of debt may no longer qualify for extraordinary item treatment in the income statement.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" SFAS No. 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

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

     In addition, Jones, a wholly-owned subsidiary of the Company is a defendant in 767 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits

                           KING PHARMACEUTICALS, INC.

have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

     SWIB has filed an Application for a Scheduling Order stating its intention to dismiss the case, before a class has been certified, without prejudice. In the meantime, the action is still pending. While SWIB has indicated that it does not intend to prosecute the merits of the case further, another shareholder could intervene and continue the action. Even though SWIB lost its motion for preliminary injunction, and is going to dismiss the case, SWIB has claimed that its attorneys are entitled to an award of attorney's fees and costs. SWIB petitioned the court for approximately $7,260 in attorney's fees and approximately $270 in costs.

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

  Thimerosal/Vaccine Related Litigation

     King and its wholly-owned subsidiary, Parkedale Pharmaceuticals, Inc. ("Parkedale"), have been named as defendants in California, Illinois and Mississippi, along with Abbott Laboratories, Wyeth, Aventis Pharmaceuticals, and other pharmaceutical companies, which have manufactured or sold vaccine products containing the mercury-based preservative, thimerosal.

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

     The only vaccine that the Company has manufactured, distributed, marketed and/or sold was the Fluogen(R) vaccine, which did contain the mercury-based preservative, thimerosal. Fluogen(R) was only distributed by the Company for two flu seasons. The Company's product liability insurance carrier, has been given proper notice of all of these matters, and defense counsel are vigorously defending the Company's interests. The Company is moving to be dismissed from the litigation due to lack of product identity in the plaintiffs' complaints. In 2001, the Company was dismissed on this basis in a similar case.

  Other Legal Proceedings

     The Parkedale Facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the "Consent Decree"). The

                           KING PHARMACEUTICALS, INC.

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

7.  SEGMENT REPORTING

     The Company's business is classified into three reportable segments; Branded Pharmaceuticals, Contract Manufacturing, and Royalties. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, critical care and women's health/endocrinology. These branded prescription products have been aggregated because of the similarity in regulatory, environment, manufacturing process, method of distribution, and type of customer. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Royalties represent products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for royalty payments on product sales. The classification "all other" primarily includes generic pharmaceutical products and development services.

     The Company primarily evaluates its segments based on gross profit. Gross profit excludes manufacturing depreciation. Reportable segments were separately identified based on revenues, gross profit and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales of contract manufacturing to the branded pharmaceutical segment.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2002       2001       2002       2001
                                                --------   --------   --------   --------
Total revenues:
  Branded pharmaceuticals.....................  $257,846   $187,136   $494,896   $348,617
  Royalties...................................    14,519     13,003     26,028     24,420
  Contract manufacturing......................    32,761     16,170     70,075     31,198
  All other...................................       402        978        402      1,502
  Eliminations................................   (22,995)   (10,778)   (50,803)   (17,911)
                                                --------   --------   --------   --------
          Consolidated total revenues.........  $282,533   $206,509   $540,598   $387,826
                                                ========   ========   ========   ========
Gross profit:
  Branded pharmaceuticals.....................  $216,989   $155,955   $416,250   $290,323
  Royalties...................................    11,896     10,341     21,477     19,257
  Contract manufacturing......................    (1,929)    (4,247)      (814)    (3,668)
  All other...................................       349        116        349        154
                                                --------   --------   --------   --------
          Consolidated gross profit...........  $227,305   $162,165   $437,262   $306,066
                                                ========   ========   ========   ========

                           KING PHARMACEUTICALS, INC.

                                                                AS OF         AS OF
                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
Total assets:
  Branded pharmaceuticals...................................  $2,495,157    $2,397,062
  Royalties.................................................      16,503        11,326
  Contract manufacturing....................................     112,148       103,268
  All other.................................................         539            98
  Eliminations..............................................      (5,049)       (5,143)
                                                              ----------    ----------
          Consolidated total assets.........................  $2,619,298    $2,506,611
                                                              ==========    ==========

     The Company evaluates impairment of long-term assets at the lowest level of measurable cash flow in accordance with SFAS 144, including operating cash flows generated by sales to the ultimate third party.

     The following represents revenues by therapeutic area:

                                                THREE MONTHS ENDED     SIX MONTHS ENDED
                                                     JUNE 30,              JUNE 30,
                                                -------------------   -------------------
                                                  2002       2001       2002       2001
                                                --------   --------   --------   --------
Total revenues:
  Cardiovascular (including royalties)........  $133,642   $ 82,594   $251,874   $153,054
  Anti-infective..............................    28,307     28,941     66,010     71,524
  Critical care...............................    22,902     21,666     47,562     38,976
  Women's health/endocrinology................    82,052     60,247    143,132     95,556
  Other.......................................    15,630     13,061     32,020     28,716
                                                --------   --------   --------   --------
          Consolidated total revenues.........  $282,533   $206,509   $540,598   $387,826
                                                ========   ========   ========   ========

8.  OTHER SECOND QUARTER TRANSACTIONS

     On May 13, 2002, the Company's board of directors authorized a plan to repurchase up to 7.5 million shares of the Company's common stock. Under the plan, the Company may repurchase shares of its common stock in the open-market from time to time, depending on market conditions, share price and other factors. During the second quarter the Company repurchased 4.3 million shares of common stock. As of June 30, 2002, the Company had a liability of $25,234 for stock repurchases for which settlement had not occurred. The Company has recorded a current liability for its cost to purchase the shares.

     In April 2002, the Company established a $400,000 five year senior secured revolving credit facility. This facility requires the Company to maintain a certain minimum net worth and EBITDA to interest expense ratio and maintain a funded debt to EBITDA ratio below an established maximum. The facility has been collateralized in general by all real estate with a value of $5,000 or more and all personal property of the Company and its significant subsidiaries. The Company incurred $4,835 of deferred financing costs which are being amortized over five years, the life of the revolving credit facility. The revolving credit facility accrues interest at the Company's option, at either (a) the base rate (which is based on the prime rate and the federal funds rate plus one-half of 1%) plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio).

     The Company recorded a special charge in the amount of $1,827 during the quarter ending June 30, 2002, primarily related to the Company's voluntary recall of Liqui-Char(R) and Theravac(R), two of King's smaller products.

                           KING PHARMACEUTICALS, INC.

9.  NOVAVAX CONVERTIBLE NOTES RECEIVABLE

     During the period from December 2000 through June 2002, the Company provided $40,000 in financing to Novavax in the form of notes receivable convertible to common stock of Novavax, including $10,000 that was provided in June 2002. The loan is impaired as defined under SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires the creditor to evaluate the cash flows available from any collateral (in King's situation, the Novavax common stock obtainable upon conversion) in order to determine the amount of any valuation allowance for an impaired loan. Because of the recent significant decline in the share price of Novavax common stock to levels below that established by King's common stock conversion options associated with the Novavax convertible notes, the Company recorded a valuation allowance of $27,926 in the second quarter of 2002. The amount of the charge was determined by reference to the June 30, 2002 quoted market price of the Novavax common stock. The amount of the valuation allowance will be adjusted in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until such time as the loan is no longer considered to be impaired.

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

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                           JUNE 30, 2002                            DECEMBER 31, 2001
                                       ------------------------------------------------------   -------------------------
                                                     GUARANTOR     ELIMINATING       KING                     GUARANTOR
                                          KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                                       ----------   ------------   -----------   ------------   ----------   ------------
                                                            (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents..........  $  503,302     $ (5,303)    $        --    $  497,999    $  882,391    $   (7,789)
  Marketable securities..............     333,765           --              --       333,765        49,880            --
  Accounts receivable, net...........      13,793      211,061          (5,010)      219,844        12,735       154,272
  Inventories........................      17,643      131,230              --       148,873        18,683        92,895
  Deferred income taxes..............         917       36,213              --        37,130        28,928         2,628
  Prepaid expenses and other current
    assets...........................       9,245        4,105              --        13,350         1,898         6,181
                                       ----------     --------     -----------    ----------    ----------    ----------
         Total current assets........     878,665      377,306          (5,010)    1,250,961       994,515       248,187
                                       ----------     --------     -----------    ----------    ----------    ----------
Property, plant, and equipment,
  net................................      43,863      137,759              --       181,622        38,964       125,152
Intangible assets net................     787,918      347,182              --     1,135,100       682,875       354,920
Investment in subsidiaries...........   1,473,646           --      (1,473,646)           --     1,158,458            --
Other assets.........................      34,813       16,802              --        51,615        49,577        17,564
                                       ----------     --------     -----------    ----------    ----------    ----------
         Total assets................  $3,218,905     $879,049     $(1,478,656)   $2,619,298    $2,924,389    $  745,823
                                       ==========     ========     ===========    ==========    ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................  $   14,300     $ 30,342     $    (5,010)   $   39,632    $    4,347    $   23,666
  Accrued expenses...................         658      165,030              --       165,688         6,700       112,798
  Income taxes payable...............          --           --              --            --        (4,719)       12,437
  Liability for stock repurchase.....      25,234           --              --        25,234            --            --
  Current portion of long-term
    debt.............................       1,343           --              --         1,343         1,344            13
                                       ----------     --------     -----------    ----------    ----------    ----------
         Total current liabilities...      41,535      195,372          (5,010)      231,897         7,672       148,914
                                       ----------     --------     -----------    ----------    ----------    ----------
Long-term debt.......................     346,269           --              --       346,269       346,397            --
Deferred income taxes................      27,516       19,610              --        47,126        34,539         2,482
Other liabilities....................      57,421           --              --        57,421        63,466            --
Intercompany (receivable) payable....     809,579     (809,579)             --            --       564,031      (564,031)
                                       ----------     --------     -----------    ----------    ----------    ----------
         Total liabilities...........   1,282,320     (594,597)         (5,010)      682,713     1,016,105      (412,635)
                                       ----------     --------     -----------    ----------    ----------    ----------
Shareholders' equity.................   1,936,585    1,473,646      (1,473,646)    1,936,585     1,908,284     1,158,458
                                       ----------     --------     -----------    ----------    ----------    ----------
         Total liabilities and
           shareholders' equity......  $3,218,905     $879,049     $(1,478,656)   $2,619,298    $2,924,389    $  745,823
                                       ==========     ========     ===========    ==========    ==========    ==========

                                           DECEMBER 31, 2001
                                       --------------------------
                                       ELIMINATING       KING
                                         ENTRIES     CONSOLIDATED
                                       -----------   ------------

ASSETS
Current assets:
  Cash and cash equivalents..........  $        --    $  874,602
  Marketable securities..............           --        49,880
  Accounts receivable, net...........       (5,143)      161,864
  Inventories........................           --       111,578
  Deferred income taxes..............           --        31,556
  Prepaid expenses and other current
    assets...........................           --         8,079
                                       -----------    ----------
         Total current assets........       (5,143)    1,237,559
                                       -----------    ----------
Property, plant, and equipment,
  net................................           --       164,116
Intangible assets net................           --     1,037,795
Investment in subsidiaries...........   (1,158,458)           --
Other assets.........................           --        67,141
                                       -----------    ----------
         Total assets................  $(1,163,601)   $2,506,611
                                       ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................  $    (5,143)   $   22,870
  Accrued expenses...................           --       119,498
  Income taxes payable...............           --         7,718
  Liability for stock repurchase.....           --            --
  Current portion of long-term
    debt.............................           --         1,357
                                       -----------    ----------
         Total current liabilities...       (5,143)      151,443
                                       -----------    ----------
Long-term debt.......................           --       346,397
Deferred income taxes................           --        37,021
Other liabilities....................           --        63,466
Intercompany (receivable) payable....           --            --
                                       -----------    ----------
         Total liabilities...........       (5,143)      598,327
                                       -----------    ----------
Shareholders' equity.................   (1,158,458)    1,908,284
                                       -----------    ----------
         Total liabilities and
           shareholders' equity......  $(1,163,601)   $2,506,611
                                       ===========    ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                                         THREE MONTHS ENDED JUNE 30, 2002
                                ---------------------------------------------------
                                           GUARANTOR     ELIMINATING       KING
                                 KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                -------   ------------   -----------   ------------
                                                    (UNAUDITED)
Revenues:
  Net sales...................  $14,685     $267,403      $(14,074)      $268,014
  Royalty revenue.............       --       14,519            --         14,519
                                -------     --------      --------       --------
        Total revenues........   14,685      281,922       (14,074)       282,533
                                -------     --------      --------       --------
Operating costs and expenses:
  Costs of revenues...........   15,097       54,205       (14,074)        55,228
  Selling, general and
    administrative (including
    co-promotion expenses)....    1,788       86,853            --         88,641
  Depreciation and
    amortization..............    8,527        6,025            --         14,552
  Research and development....      225        6,463            --          6,688
  Research and development --
    special license rights....       --           --            --             --
                                -------     --------      --------       --------
        Total operating costs
          and expenses........   25,637      153,546       (14,074)       165,109
                                -------     --------      --------       --------
Operating income..............  (10,952)     128,376            --        117,424
                                -------     --------      --------       --------
Other income (expense):
  Interest income.............    6,512          288            --          6,800
  Interest expense............   (3,116)         (19)           --         (3,135)
  Valuation
    change -- convertible
    notes receivable..........  (27,926)          --            --        (27,926)
  Other, net..................     (119)        (179)                        (298)
  Equity in earnings of
    subsidiaries..............   59,639           --       (59,639)            --
  Intercompany interest
    (expense).................    9,573       (9,573)           --             --
                                -------     --------      --------       --------
        Total other income
          (expense)...........   44,563       (9,483)      (59,639)       (24,559)
                                -------     --------      --------       --------
Income before income taxes....   33,611      118,893       (59,639)        92,865
Income tax (expense)
  benefit.....................   24,787      (59,254)           --        (34,467)
                                -------     --------      --------       --------
        Net income............  $58,398     $ 59,639      $(59,639)      $ 58,398
                                =======     ========      ========       ========

                                         THREE MONTHS ENDED JUNE 30, 2001
                                ---------------------------------------------------
                                           GUARANTOR     ELIMINATING       KING
                                 KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                -------   ------------   -----------   ------------
                                                    (UNAUDITED)
Revenues:
  Net sales...................  $ 6,451     $192,183      $ (5,128)      $193,506
  Royalty revenue.............       --       13,003            --         13,003
                                -------     --------      --------       --------
        Total revenues........    6,451      205,186        (5,128)       206,509
                                -------     --------      --------       --------
Operating costs and expenses:
  Costs of revenues...........    6,748       42,724        (5,128)        44,344
  Selling, general and
    administrative (including
    co-promotion expenses)....    1,643       53,796            --         55,439
  Depreciation and
    amortization..............    5,362        6,059            --         11,421
  Research and development....    2,500        4,000            --          6,500
  Research and development --
    special license rights....    3,000           --            --          3,000
                                -------     --------      --------       --------
        Total operating costs
          and expenses........   19,253      106,579        (5,128)       120,704
                                -------     --------      --------       --------
Operating income..............  (12,802)      98,607            --         85,805
                                -------     --------      --------       --------
Other income (expense):
  Interest income.............    2,748          322            --          3,070
  Interest expense............   (2,893)         169            --         (2,724)
  Valuation
    change -- convertible
    notes receivable..........       --           --            --             --
  Other, net..................    4,437           78            --          4,515
  Equity in earnings of
    subsidiaries..............   59,914           --       (59,914)            --
  Intercompany interest
    (expense).................    3,620       (3,620)           --             --
                                -------     --------      --------       --------
        Total other income
          (expense)...........   67,826       (3,051)      (59,914)         4,861
                                -------     --------      --------       --------
Income before income taxes....   55,024       95,556       (59,914)        90,666
Income tax (expense)
  benefit.....................    1,824      (35,642)           --        (33,818)
                                -------     --------      --------       --------
        Net income............  $56,848     $ 59,914      $(59,914)      $ 56,848
                                =======     ========      ========       ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                       CONSOLIDATING STATEMENTS OF INCOME

                                         SIX MONTHS ENDED JUNE 30, 2002
                              ----------------------------------------------------
                                          GUARANTOR     ELIMINATING       KING
                                KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                              --------   ------------   -----------   ------------
                                                  (UNAUDITED)
Revenues:
  Net sales.................  $ 35,985     $520,467     $  (41,882)     $514,570
  Royalty revenue...........        --       26,028             --        26,028
                              --------     --------     ----------      --------
        Total revenues......    35,985      546,495        (41,882)      540,598
                              --------     --------     ----------      --------
Operating costs and
  expenses:
  Costs of revenues.........    39,561      105,657        (41,882)      103,336
  Selling, general and
    administrative
    (including co-promotion
    expenses)...............     2,829      164,277             --       167,106
  Depreciation and
    amortization............    16,458       11,682             --        28,140
  Research and
    development.............       225       12,106             --        12,331
  Research and
    development -- special
    license rights..........        --           --             --            --
                              --------     --------     ----------      --------
        Total operating
          costs and
          expenses..........    59,073      293,722        (41,882)      310,913
                              --------     --------     ----------      --------
Operating income............   (23,088)     252,773             --       229,685
                              --------     --------     ----------      --------
Other income (expense):
  Interest income...........    10,747          711             --        11,458
  Interest expense..........    (5,866)         (19)            --        (5,885)
  Valuation change --
    convertible notes
    receivable..............   (27,926)          --             --       (27,926)
  Other, net................      (351)        (730)            --        (1,081)
  Equity in earnings of
    subsidiaries............   128,931           --       (128,931)           --
  Intercompany interest
    (expense)...............    23,681      (23,681)            --            --
                              --------     --------     ----------      --------
        Total other income
          (expense).........   129,216      (23,719)      (128,931)      (23,434)
                              --------     --------     ----------      --------
Income before income taxes
  and cumulative effect of
  change in accounting
  principle.................   106,128      229,054       (128,931)      206,251
Income tax (expense)
  benefit...................    23,590     (100,123)            --       (76,533)
                              --------     --------     ----------      --------
Income before extraordinary
  item......................   129,718      128,931       (128,931)      129,718
Cumulative effect of change
  in accounting principle...        --           --             --            --
                              --------     --------     ----------      --------
    Net income..............  $129,718     $128,931     $ (128,931)     $129,718
                              ========     ========     ==========      ========

                                         SIX MONTHS ENDED JUNE 30, 2001
                              ----------------------------------------------------
                                          GUARANTOR     ELIMINATING       KING
                                KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                              --------   ------------   -----------   ------------
                                                  (UNAUDITED)
Revenues:
  Net sales.................  $ 11,758     $360,950      $  (9,302)     $363,406
  Royalty revenue...........        --       24,420             --        24,420
                              --------     --------      ---------      --------
        Total revenues......    11,758      385,370         (9,302)      387,826
                              --------     --------      ---------      --------
Operating costs and
  expenses:
  Costs of revenues.........    11,398       79,664         (9,302)       81,760
  Selling, general and
    administrative
    (including co-promotion
    expenses)...............     3,156      107,542             --       110,698
  Depreciation and
    amortization............    10,671       12,125             --        22,796
  Research and
    development.............     2,698        7,817             --        10,515
  Research and
    development -- special
    license rights..........     3,000           --             --         3,000
                              --------     --------      ---------      --------
        Total operating
          costs and
          expenses..........    30,923      207,148         (9,302)      228,769
                              --------     --------      ---------      --------
Operating income............   (19,165)     178,222             --       159,057
                              --------     --------      ---------      --------
Other income (expense):
  Interest income...........     4,769          810             --         5,579
  Interest expense..........    (5,922)         331             --        (5,591)
  Valuation change --
    convertible notes
    receivable..............        --           --             --            --
  Other, net................     2,992          (48)            --         2,944
  Equity in earnings of
    subsidiaries............   136,192           --       (136,192)           --
  Intercompany interest
    (expense)...............     6,532       (6,532)            --            --
                              --------     --------      ---------      --------
        Total other income
          (expense).........   144,563       (5,439)      (136,192)        2,932
                              --------     --------      ---------      --------
Income before income taxes
  and cumulative effect of
  change in accounting
  principle.................   125,398      172,783       (136,192)      161,989
Income tax (expense)
  benefit...................   (23,831)     (36,591)            --       (60,422)
                              --------     --------      ---------      --------
Income before extraordinary
  item......................   101,567      136,192       (136,192)      101,567
Cumulative effect of change
  in accounting principle...      (545)          --             --          (545)
                              --------     --------      ---------      --------
    Net income..............  $101,022     $136,192      $(136,192)     $101,022
                              ========     ========      =========      ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                        SIX MONTHS ENDED JUNE 30, 2002
                             -----------------------------------------------------
                                          GUARANTOR     ELIMINATING       KING
                               KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                             ---------   ------------   -----------   ------------
                                                  (UNAUDITED)
Net cash flows provided by
  operating activities.....  $(122,262)   $ 270,917            --       $148,655
                             ---------    ---------      --------       --------
Cash flows from investing
  activities:
  Purchase of investment
    securities.............   (283,885)          --            --       (283,885)
  Proceeds from maturity
    and sale of investment
    securities.............         --           --            --             --
  Convertible senior
    note...................    (10,044)          --            --        (10,044)
  Loans receivable.........         --           --            --             --
  Purchases of property,
    plant and equipment....     (6,023)     (27,193)           --        (33,216)
  Intercompany transfer of
    property, plant and
    equipment..............         --           --            --             --
  Purchases of intangible
    assets.................   (120,300)          --            --       (120,300)
  Proceeds from sale of
    products...............         --           --            --             --
  Proceeds from sale of
    assets.................         15        4,323            --          4,338
                             ---------    ---------      --------       --------
Net cash used in investing
  activities...............   (420,237)     (22,870)           --       (443,107)
                             ---------    ---------      --------       --------
Cash flows from financing
  activities:
  Proceeds from issuance of
    common shares and
    exercise of stock
    options, net...........      3,284           --            --          3,284
  Purchase of common
    stock..................    (80,458)          --            --        (80,458)
  Debt issuance costs......     (4,835)          --            --         (4,835)
  Payments on other
    long-term debt.........       (129)         (13)           --           (142)
  Other....................         --           --            --             --
  Intercompany.............    245,548     (245,548)           --             --
                             ---------    ---------      --------       --------
Net cash provided by (used
  in) financing
  activities...............    163,410     (245,561)           --        (82,151)
                             ---------    ---------      --------       --------
Increase in cash and cash
  equivalents..............   (379,089)       2,486            --       (376,603)
Cash and cash equivalents,
  beginning of period......    882,391       (7,789)           --        874,602
                             ---------    ---------      --------       --------
Cash and cash equivalents,
  end of period............  $ 503,302    $   5,303      $     --       $497,999
                             =========    =========      ========       ========

                                        SIX MONTHS ENDED JUNE 30, 2001
                             ----------------------------------------------------
                                         GUARANTOR     ELIMINATING       KING
                               KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                             --------   ------------   -----------   ------------
                                                 (UNAUDITED)
Net cash flows provided by
  operating activities.....  $(48,615)   $ 222,808         $--         $174,193
                             --------    ---------         --          --------
Cash flows from investing
  activities:
  Purchase of investment
    securities.............        --           --         --                --
  Proceeds from maturity
    and sale of investment
    securities.............        --           --         --                --
  Convertible senior
    note...................        --           --         --                --
  Loans receivable.........        --       (5,000)        --            (5,000)
  Purchases of property,
    plant and equipment....    (8,650)      (5,508)        --           (14,158)
  Intercompany transfer of
    property, plant and
    equipment..............      (223)         223         --                --
  Purchases of intangible
    assets.................        --           --         --                --
  Proceeds from sale of
    products...............     3,332           --         --             3,332
  Proceeds from sale of
    assets.................        --        1,434         --             1,434
                             --------    ---------         --          --------
Net cash used in investing
  activities...............    (5,541)      (8,851)        --           (14,392)
                             --------    ---------         --          --------
Cash flows from financing
  activities:
  Proceeds from issuance of
    common shares and
    exercise of stock
    options, net...........    18,281           --         --            18,281
  Purchase of common
    stock..................        --           --         --                --
  Debt issuance costs......        --           --         --                --
  Payments on other
    long-term debt.........      (255)         (14)        --              (269)
  Other....................       (79)          --         --               (79)
  Intercompany.............   208,703     (208,703)        --                --
                             --------    ---------         --          --------
Net cash provided by (used
  in) financing
  activities...............   226,650     (208,717)        --            17,933
                             --------    ---------         --          --------
Increase in cash and cash
  equivalents..............   172,494        5,240         --           177,734
Cash and cash equivalents,
  beginning of period......    82,316       (5,921)        --            76,395
                             --------    ---------         --          --------
Cash and cash equivalents,
  end of period............  $254,810    $    (681)        $--         $254,129
                             ========    =========         ==          ========

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

OVERVIEW

  General

     The following summarizes net revenues by operating segment (in thousands).

                                                FOR THE THREE MONTHS    FOR THE SIX MONTHS
                                                   ENDED JUNE 30,         ENDED JUNE 30,
                                                ---------------------   -------------------
                                                  2002        2001        2002       2001
                                                ---------   ---------   --------   --------
Branded pharmaceuticals.......................  $257,846    $186,670    $494,896   $347,898
Royalties.....................................    14,519      13,003      26,028     24,420
Contract manufacturing........................     9,766       5,858      19,272     14,006
Other.........................................       402         978         402      1,502
                                                --------    --------    --------   --------
          Total...............................  $282,533    $206,509    $540,598   $387,826
                                                ========    ========    ========   ========

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

  Revenues

     Total revenues increased $76.0 million, or 36.8%, to $282.5 million in 2002 from $206.5 million in 2001, due primarily to the growth of our branded pharmaceutical products and the acquisition of additional branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $71.1 million, or 38.1%, to $257.8 million in 2002 from $186.7 million in 2001. This increase was due primarily to growth in net sales of Altace(R) and Levoxyl(R), the acquisition of three branded pharmaceutical products, along with a fully paid license to a fourth product, from Bristol-Myers Squibb Company in August 2001, and the acquisition of Ortho-Prefest(R) from Ortho-McNeil Pharmaceutical, Inc. on May 29, 2002. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below.

     Revenues from royalties is derived from payments we receive based on sales of Adenoscan(R) and Adenocard(R). Revenue from royalties increased $1.5 million, or 11.5%, to $14.5 million in 2002 from $13.0 million in 2001.

     Revenues from contract manufacturing increased $3.9 million, or 66.1%, to $9.8 million in 2002 from $5.9 million in 2001 primarily due to increased unit sales under existing contracts.

  Gross Profit

     Total gross profit (revenues less cost of revenues, including royalty expense) increased $65.1 million, or 40.1%, to $227.3 million in 2002 from $162.2 million in 2001. The increase was primarily due to increased sales of higher margin branded pharmaceutical products.

     Gross profit from branded pharmaceutical products increased $61.0 million, or 39.1%, to $217.0 million in 2002 from $156.0 million in 2001. This increase was primarily due to increased sales of Altace(R) and Levoxyl(R), additional sales arising from the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001, and additional sales arising from the acquisition of Ortho-Prefest(R) from Ortho-McNeil on May 29, 2002.

     Gross profit from royalties increased $1.6 million, or 15.5%, to $11.9 million in 2002 from $10.3 million in 2001.

     Gross profit associated with contract manufacturing increased $2.3 million to ($1.9) million in 2002 from ($4.2) million in 2001.

  Operating Costs and Expenses

     Total operating costs and expenses increased $44.4 million, or 36.8%, to $165.1 million in 2002 from $120.7 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), increased fees associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth, and the growth of our dedicated national field sales force from approximately 520 representatives in 2001 to 715 representatives in 2002.

     Cost of revenues increased $10.9 million, or 24.6%, to $55.2 million in 2002 from $44.3 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001, and the acquisition of Ortho-Prefest(R) from Ortho-McNeil on May 29, 2002. Cost of revenues during 2002 included a $1.8 million charge primarily related to voluntary recalls of Liqui-Char(R) and Theravac(R), two of our smaller products. As a percentage of revenues, cost of revenues decreased to 19.5% in 2002 from 21.5% in 2001 due to an increase in sales of higher margin products.

     Selling, general and administrative expenses increased $33.2 million, or 59.9%, to $88.6 million in 2002 from $55.4 million in 2001. This increase was primarily attributable to fees associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth and the growth of our dedicated national field sales force from approximately 520 representatives in 2001 to 715 representatives in 2002. As a percentage of revenues, selling, general, and administrative expenses increased to 31.4% in 2002 compared to 26.8% in 2001.

     Depreciation and amortization expense increased $3.2 million, or 28.1%, to $14.6 million in 2002 from $11.4 million in 2001. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001 and the acquisition of Ortho-Prefest(R) from Ortho-McNeil on May 29, 2002.

     Research and development expense increased to $6.7 million in 2002 from $6.5 million in 2001.

     In June 2001, we incurred a $3.0 million expense designated "Research and development -- special license rights" for fees we paid Novavax, Inc. as consideration for an agreement which (1) expands our exclusive license to promote, market, distribute and sell Estrasorb(TM) worldwide, following approval, except in the United States and Puerto Rico where the parties will co-market the product; and (2) grants us an additional exclusive worldwide license to promote, market and distribute Androsorb(TM), following approval, except in the United States and Puerto Rico where the parties will co-market the product.

  Operating Income

     Operating income increased $31.6 million, or 36.8%, to $117.4 million in 2002 from $85.8 million in 2001. This increase was primarily due to increased revenues from Altace(R) and Levoxyl(R), the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001, plus the acquisition of Ortho-Prefest(R) from Ortho-McNeil on May 29, 2002. As a percentage of net revenues, operating income remained consistent at 41.6% in 2002 and 2001.

     Other Income (Expense)

     Interest income increased $3.7 million, or 119.4%, to $6.8 million in 2002 from $3.1 million in 2001 due to higher balances of invested cash, cash equivalents, and marketable securities during 2002 as compared to 2001.

     Interest expense increased $0.4 million, or 14.8%, to $3.1 million in 2002 from $2.7 million in 2001.

     Other, net, decreased from $4.5 million in 2001 to ($0.3) million in 2002 primarily due to the recognition of an unrealized gain of approximately $4.4 million on a $20.0 million convertible senior note from Novavax during 2001.

     During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax, including $10.0 million that was provided in June 2002. The loan is impaired as defined under SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires the creditor to evaluate the cash flows available from any collateral (in King's situation, the Novavax common stock obtainable upon conversion) in order to determine the amount of any valuation allowance for an impaired loan. Because of the recent significant decline in the share price of Novavax common stock to levels below that established by King's common stock conversion options associated with the Novavax convertible notes, we recorded a valuation allowance of $27.9 million, or $17.6 million net of tax, in the second quarter of 2002. We determined the amount of the charge by reference to the June 30, 2002 quoted market price of the Novavax common stock. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired.

     Income Tax Expense

     The effective tax rate of 37.1% in 2002 and 37.3% in 2001 was higher than the federal statutory rate of 35.0% due primarily to permanent differences related to state income taxes in both 2002 and 2001.

     Net Income

     Due to the factors set forth above, net income increased $1.6 million, or 2.8%, to $58.4 million in 2002 from $56.8 million in 2001.

SIX MONTHS ENDED JUNE 30, 2002 AND 2001

     Revenues

     Total revenues increased $152.8 million, or 39.4%, to $540.6 million in 2002 from $387.8 million in 2001, due primarily to the growth of our branded pharmaceutical products and the acquisition of additional branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $147.0 million, or 42.3%, to $494.9 million in 2002 from $347.9 million in 2001. This increase was due primarily to growth in net sales of Altace(R) and Levoxyl(R), and the acquisition of three branded pharmaceutical products, along with a fully paid license to a fourth product, from Bristol-Myers Squibb in August 2001. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below.

     Revenues from royalties is derived from payments we receive based on sales of Adenoscan(R) and Adenocard(R). Revenue from royalties increased $1.6 million, or 6.6%, to $26.0 million in 2002 from $24.4 million in 2001.

     Revenues from contract manufacturing increased $5.3 million, or 37.9%, to $19.3 million in 2002 from $14.0 million in 2001, primarily due to increased unit sales under existing contracts.

  Gross Profit

     Total gross profit (revenues less cost of revenues, including royalty expense) increased $131.2 million, or 42.9%, to $437.3 million in 2002 from $306.1 million in 2001. The increase was primarily due to increased sales of higher margin branded pharmaceutical products.

     Gross profit from branded pharmaceutical products increased $126.0 million, or 43.4%, to $416.3 million in 2002 from $290.3 million in 2001. This increase was primarily due to increased sales of Altace(R) and Levoxyl(R), and the additional sales arising from the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001.

     Gross profit from royalties increased $2.2 million, or 11.4%, to $21.5 million in 2002 from $19.3 million in 2001.

     Gross profit associated with contract manufacturing increased $2.9 million to ($0.8) million in 2002 from ($3.7) million in 2001.

  Operating Costs and Expenses

     Total operating costs and expenses increased $82.1 million, or 35.9%, to $310.9 million in 2002 from $228.8 million in 2001. The increase was primarily due to an increase in cost of revenues associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), increased fees associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth, and the growth of our dedicated national field sales force from approximately 520 representatives in 2001 to 715 representatives in 2002.

     Cost of revenues increased $21.5 million, or 26.3%, to $103.3 million in 2002 from $81.8 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), and the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001. As a percentage of revenues, cost of revenues decreased to 19.1% in 2002 from 21.1% in 2001 due to the increase in sales of higher margin products.

     Selling, general and administrative increased $56.4 million, or 50.9%, to $167.1 million in 2002 from $110.7 million in 2001. This increase was primarily attributable to fees associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth and the growth of our dedicated national field sales force from approximately 520 representatives in 2001 to 715 representatives in 2002. As a percentage of revenues, selling, general, and administrative expenses increased to 30.9% in 2002 from 28.5% in 2001.

     Depreciation and amortization expense increased $5.3 million, or 23.2%, to $28.1 million in 2002 from $22.8 million in 2001. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001. Amortization expense was reduced by $0.8 million in 2002 due to the implementation of SFAS 142 (see Note 5 to financial statements).

     Research and development expense increased to $12.3 million in 2002 from $10.5 million in 2001.

     In June 2001, we incurred a $3.0 million expense designated "Research and development -- special license rights" for fees we paid Novavax as consideration for an agreement which (1) expands our exclusive license to promote, market, distribute and sell Estrasorb(TM) worldwide, following approval, except in the United States and Puerto Rico where the parties will co-market the product; and
(2) grants us an additional exclusive worldwide license to promote, market and distribute Androsorb(TM), following approval, except in the United States and Puerto Rico where the parties will co-market the product.

  Operating Income

     Operating income increased $70.6 million, or 44.4%, to $229.7 million in 2002 from $159.1 million in 2001. This increase was primarily due to increased revenues from Altace(R) and Levoxyl(R), and the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001.

As a percentage of net revenues, operating income increased to 42.5% in 2002 from 41.0% in 2001 primarily due to an increase in sales of higher margin branded pharmaceutical products.

  Other Income (Expense)

     Interest income increased $5.9 million, or 105.4%, to $11.5 million in 2002 from $5.6 million in 2001 due to higher balances of invested cash, cash equivalents, and marketable securities during the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

     Interest expense remained relatively consistent at $5.9 million in 2002 compared to $5.6 million in 2001.

     Other, net, decreased from $2.9 million in 2001 to ($1.1) million in 2002 primarily due to the recognition of an unrealized gain of approximately $2.8 million on a $20.0 million convertible senior note from Novavax during 2001.

     During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax, including $10.0 million that was provided in June 2002. The loan is impaired as defined under SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires the creditor to evaluate the cash flows available from any collateral (in King's situation, the Novavax common stock obtainable upon conversion) in order to determine the amount of any valuation allowance for an impaired loan. Because of the recent significant decline in the share price of Novavax common stock to levels below that established by King's common stock conversion options associated with the Novavax notes, we recorded a valuation allowance of $27.9 million, or $17.6 million net of tax, in the second quarter of 2002. We determined the amount of the charge by reference to the June 30, 2002 quoted market price of the Novavax common stock. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired.

  Income Tax Expense

     The effective tax rate of 37.1% in 2002 and of 37.3% in 2001 was higher than the federal statutory rate of 35% primarily due to permanent differences related to state income taxes in both 2002 and 2001.

  Cumulative Effect of Accounting Change

     During the first quarter of 2001, we recorded a charge of $0.9 million, or $0.5 million net of tax, due to the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities.

  Net Income

     Due to the factors set forth above, net income increased $28.7 million, or 28.4%, to $129.7 million in 2002 from $101.0 million in 2001.

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

SIX MONTHS ENDED JUNE 30, 2002

     As of June 30, 2002 we had available up to $400.0 million under a revolving line of credit.

     We generated net cash from operations of $148.7 million for the six months ended June 30, 2002. Our net cash provided from operations was primarily the result of $129.7 million in net income, adjusted for non-cash depreciation and amortization of $28.4 million, a valuation allowance of $27.9 million on the Novavax convertible senior notes we hold, an increase in accounts payable of $22.3 million, and an increase in accrued expenses of $46.2 million. An increase in accounts receivable of $60.5 million, an increase in inventory of $37.3 million, and a decrease in income taxes payable of $15.0 million offset the items previously described.

     Cash flows used in investing activities for the six months ended June 30, 2002 was $443.1 million primarily due to the purchase of marketable securities of $283.9 million, the purchase of Ortho-Prefest(R) and other intangible assets of $120.3 million, $33.2 million of capital expenditures, and the purchase of Novavax convertible senior notes of $10.0 million.

     Cash flows used in financing activities for the six months ended June 30, 2002 was $82.2 primarily due to the purchase of our common stock of $80.5 million.

  Certain Indebtedness and Other Matters

     As of June 30, 2002, we had $347.6 million of long-term debt (including current portion) and we have available up to $400.0 million under our revolving credit facility.

     On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement. As of June 30, 2002, $616.0 million remains available to us under the $1.3 billion universal shelf registration.

     In April 2002, we established a $400.0 million five year senior secured revolving credit facility. This facility requires us to maintain a certain minimum net worth, EBITDA to interest expense ratio above an established minimum, and funded debt to EBITDA ratio below an established maximum. As of June 30, 2002, we were in compliance with these covenants.

     On May 13, 2002, our Board of Directors authorized a plan to repurchase up to 7.5 million shares of our common stock. Under the plan, we may repurchase shares of our common stock in the open-market from time to time, depending on market conditions, share price and other factors. During the second quarter the Company repurchased 4.3 million shares of common stock.

     On May 29, 2002, we acquired the exclusive rights to Ortho-Prefest(R) tablets in the United States, its territories and possessions and the Commonwealth of Puerto Rico, including the related drug application, investigational new drug application, copyrights, and patents or licenses to related patents from Ortho-McNeil. We paid $108.0 million for the product rights upon closing plus approximately $3.3 million of expenses. We will pay Ortho-McNeil an additional $7.0 million upon receipt of the permission of the U.S. Food and Drug Administration (which we refer to in this report as the "FDA") to rename the product "Prefest(TM)". The acquisition was financed with cash on hand. We included the acquisition in product rights and assigned a temporary life of 20 years. The purchase price allocation among the assets acquired, the determination as to whether the useful life is indefinite or finite and the assignment of lives to the intangibles designated as having finite lives under SFAS No. 142 are preliminary and subject to further evaluation.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $10.8 million and $7.1 million for the three months ended June 30, 2002 and 2001, respectively, and $33.2 million and $14.2 million for the six months ended June 30, 2002 and 2001, respectively. The principal capital expenditures included property and equipment purchases, new information technology system implementation costs, and building improvements for facility upgrades and increased capacity.

     We are continuing the process of implementing a new information technology system which we expect to complete next year. This new system will support many of our business functions including manufacturing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting, and other company functions. During the second half of 2002 and the first half of 2003 we anticipate that capital expenditures associated with the implementation of this new system will be approximately $20.0 million.

IMPACT OF INFLATION

     We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

RECENT ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was $0.9 million, or $0.5 million net of tax. In addition, the change in the value of the derivatives in the quarter and six months ended June 30, 2001 of $4.4 million and $2.8 million, respectively, was included in other income.

     In the first quarter of 2002, we adopted SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. The results for the quarter and six months ended June 30, 2002 include the effect of adopting SFAS Nos. 141 and 142, which resulted in a $0.4 million and $0.8 million reduction in expenses, respectively, or $0.3 million and $0.5 million net of tax, respectively, and no increase in basic and diluted earnings per share.

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

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002." SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary effect of our adopting SFAS No. 145 will be that gains and losses incurred upon the extinguishment of debt may no longer qualify for extraordinary items treatment in the income statement.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)" SFAS No. 146 will be effective for exit or disposal activities that we initiate after December 31, 2002.

RISK FACTORS

     Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this "Risk Factors' section actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Altace(R) accounted for approximately 38.8% and Levoxyl(R) accounted for approximately 14.7% of our revenues for the six months ended June 30, 2002, and Altace(R), Levoxyl(R), Thrombin-JMI(R) and royalty revenues collectively accounted for approximately 65.8% of our revenues during the same period. We believe that sales of these products will continue to constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

IF OUR BRISTOL FACILITY AND THE AVENTIS (USA) FACILITY DO NOT REMAIN FDA-APPROVED MANUFACTURING AND PACKAGING SITES FOR ALTACE(R) OR IF THERE IS AN INTERRUPTION IN THE SUPPLY OF RAW MATERIAL FOR ALTACE(R), THE DISTRIBUTION, MARKETING AND SUBSEQUENT SALES OF THE PRODUCT COULD BE ADVERSELY AFFECTED.

     Our Bristol facility is an FDA-approved manufacturing and packaging site for Altace(R). Aventis (USA) in Kansas City, Missouri, is our alternative or back-up FDA-approved manufacturing and packaging site for Altace(R). Aventis Pharma Deutscheland GmbH (Germany) is our single supplier of ramipril, the active ingredient in Altace(R). Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. We have entered into a long-term supply agreement with Aventis (Germany) and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will not be interruptions or delays in the supply of the raw material. Any interruptions or delays in manufacturing or receiving the finished product or raw material used for the future production of Altace(R) or the failure to maintain our Bristol facility and the Aventis (USA) facility as FDA-approved manufacturing and packaging sites for Altace(R) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     Currently, there is no generic form of Altace(R) available. That is, there is no product that has the same active ingredient as Altace(R). Although no generic substitute for Altace(R) has been approved by the FDA, there are other ACE inhibitors whose patents have expired or will expire in the next few years and there are generic forms of other ACE inhibitors. Also, there are different therapeutic agents that may be used to treat certain conditions treated by Altace(R). For example, the group of products known as angiotensin II receptor blocker (which we refer to as an "ARB" in this report), beta-blockers, calcium channel blockers and diuretics, may be prescribed to treat certain conditions that Altace(R) is used to treat. New ACE inhibitors or other anti-hypertensive therapies, increased sales of generic forms of other ACE inhibitors or of other therapeutic agents that compete with Altace(R) may adversely affect the sales of Altace(R).

OUR CO-PROMOTION AGREEMENT FOR ALTACE(R) WITH WYETH COULD BE TERMINATED BEFORE WE REALIZE ALL OF THE BENEFITS OF THE AGREEMENT OR IT COULD BE ASSIGNED TO ANOTHER COMPANY BY WYETH OR WYETH COULD MARKET A COMPETING PRODUCT.

     Our exclusive Co-Promotion Agreement for Altace(R) with Wyeth could be terminated before we realize all of the benefits of the agreement. Wyeth and we each have the right to terminate the agreement if annualized net sales of Altace(R) are not equal to or greater than $300.0 million on October 4, 2003. There are other reasons why either Wyeth or we could terminate the Co-Promotion Agreement. If the Co-Promotion Agreement is terminated for any reason, we may not realize increased sales which we believe may result from the expanded promotion of Altace(R). If we must unwind our marketing alliance efforts because of the reasons mentioned above, there may be a material adverse effect on the sales of Altace(R).

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

OUR SALES OF LEVOXYL(R) COULD BE AFFECTED BY FUTURE ACTIONS OF THE FDA, THE POSSIBLE DEVELOPMENT AND APPROVAL OF A GENERIC SUBSTITUTE FOR LEVOXYL(R), OUR ABILITY TO TIMELY OBTAIN AND, IF ISSUED, MAINTAIN EFFECTIVE PATENT PROTECTION FOR LEVOXYL(R), AND THE FDA'S APPROVAL OF A NEW DRUG APPLICATION FOR THE COMPETING PRODUCT SYNTHROID(R).

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

     On May 25, 2001, the FDA approved our previously filed New Drug Application for Levoxyl(R), our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products, including Abbott Laboratories who manufactures the competing product Synthroid(R), have received FDA approval of New Drug Applications for their levothyroxine sodium products. The FDA has announced that after August 14, 2001, it will not accept New Drug Applications for levothyroxine sodium drug products. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which New Drug Applications were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application seeking approval of a generic substitute for a levothyroxine sodium product with an approved New Drug Application. A manufacturer could submit an Abbreviated New Drug Application demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to Levoxyl(R). If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R) and have a material adverse effect upon our results of operations and cash flows.

     During 2001 we filed with the U.S. Patent and Trademark Office in excess of 20 applications for U.S. patents concerning our FDA-approved new formulation of Levoxyl(R). The pending patent applications generally cover, among other things, formulation methodologies and equipment, formulation technologies, biopharmaceutical characteristics, drug delivery systems, and methods-of-use. If such applications are granted, the resulting patents will potentially provide us with patent protection on our FDA-approved new formulation of Levoxyl(R) for 17 years or more from the date(s) these patents issue. However, we cannot assure you that any or all of the patent applications will be granted, or whether any or all of the resulting patents will provide Levoxyl(R) with protection from possible generic substitution. Until potential patents issue that effectively provide Levoxyl(R) with protection from possible generic substitution, the FDA may approve an Abbreviated New Drug Application for a generic substitute for Levoxyl(R).

     On March 26, 2002, Jerome Stevens filed a Petition for Stay of Action (assigned Docket No. 02P1035) with the FDA seeking redress from the FDA for the public disclosure on the FDA's website of alleged trade secrets relating to the manufacturing process for Jerome Stevens' orally-administered levothyroxine sodium drug product Unithroid. While Jerome Stevens does not specifically request that the FDA stay any action with respect to our levothyroxine sodium drug product Levoxyl(R), Jerome Stevens does request, among other broad remedies, that the FDA "immediately and indefinitely stay . . . all grants of drug pre-market authority that used, relied on, or were based on Jerome confidential and trade secret manufacturing information . . ." We have filed a Comment on Jerome Stevens' Petition with the FDA, stating that the New Drug Application for Levoxyl(R) was filed with the FDA before the disclosure of Jerome Stevens' alleged trade secrets, and that the approval of the Levoxyl(R) New Drug Application is unrelated to such disclosure. Based on these facts, we do not believe that Jerome Stevens' Petition applies to Levoxyl(R). However, if the FDA were to determine that there is a valid legal basis for suspension or withdrawal of FDA approval of the Levoxyl(R) New Drug Application, it could have a material adverse effect on our business, financial condition, results of operation and cash flows.

WE CANNOT ASSURE YOU THAT SALES OF LORABID(R) WILL INCREASE IN THE FUTURE. IF SALES DO NOT INCREASE, THERE MAY BE A MATERIAL ADVERSE EFFECT UPON OUR RESULTS OF OPERATIONS.

     Prior to our acquisition of Lorabid(R), sales of that product were on the decline because we believe that the prior owner was not actively promoting the product. Increased sales of Lorabid(R) depend upon effective marketing to physicians which leads them to write prescriptions for our product. Since the antibiotic market is very competitive, we cannot assure you that sales of Lorabid(R) will increase in the future. Eli Lilly and Company manufactures Lorabid(R) for us under a supply agreement containing significant minimum purchase requirements. If Lorabid(R) sales do not increase, there may be a material adverse effect upon our results of operations and cash flows, including, but not limited to, a potential write-off of excess inventory.

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

IF WE CANNOT INTEGRATE THE BUSINESS OF COMPANIES OR PRODUCTS WE ACQUIRE, OUR BUSINESS MAY SUFFER.

     We anticipate that the integration of newly acquired companies and products into our business will require significant management attention and expansion of our sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     - successfully develop, license or successfully commercialize new products on a timely basis or at all;

     - develop or license new products in a cost effective manner; or

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

     A portion or all of many of our product lines, including Altace(R), Lorabid(R), Bicillin(R), Ortho-Prefest(R), and Cortisporin(R), are currently manufactured by third parties. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     DSM Pharmaceuticals, Inc. (formerly DSM Catalytica Pharmaceuticals, Inc.), one of our third-party manufacturers, informed us on November 21, 2001, that they ceased operations at their sterile manufacturing facilities in Greenville, North Carolina, as a result of FDA concerns relating to compliance issues. Due to the compliance issues, DSM Pharmaceuticals recommended that we initiate a voluntary recall of all products that they manufacture for us. As a result, we initiated a voluntary recall of these products on December 18, 2001. The products affected were Cortisporin(R) Otic Suspension, Cortisporin(R) Otic Solution, Cortisporin(R) Ophthalmic Suspension, Pediotic(R) Otic Suspension, Septra(R) IV Infusion, and Neosporin(R) GU Irrigant. DSM Pharmaceuticals has since notified us that it has addressed the compliance issues and has resumed production of all our affected products, except Septra(R) IV Infusion. However, we cannot assure you that additional product recalls will not occur in the future. The failure of DSM Pharmaceuticals to adequately address the compliance issues at its sterile manufacturing facilities in Greenville, North Carolina in accordance with its written assurances to us or additional product recalls could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

WE ARE NEAR MAXIMUM CAPACITY AT OUR MIDDLETON FACILITY WHICH WILL LIMIT OUR ABILITY TO INCREASE PRODUCTION OF THROMBIN-JMI(R).

     We are currently implementing short-term and long-term strategies to expand our production capacity at our Middleton facility where we manufacture Thrombin-JMI(R). If we cannot successfully expand our production capacity at our Middleton facility, our ability to increase production of Thrombin-JMI(R) will be limited thereby limiting our unit sales growth for this product.

IF THE IMPLEMENTATION OF OUR NEW INFORMATION TECHNOLOGY SYSTEM NEXT YEAR IS NOT SUCCESSFUL, OUR BUSINESS COULD BE DISRUPTED.

     We are in the process of implementing a new information technology system which is to be effective next year. This system will support many of our business functions including manufacturing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting, and other company functions. In the event we do not successfully convert in a timely manner from our existing information system to the new one or in the event the new system does not operate as expected, our business could be disrupted. This disruption could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

IF THE STOCK PRICE OF NOVAVAX CONTINUES TO DECLINE, OUR INVESTMENT IN NOVAVAX CONVERTIBLE NOTES COULD RESULT IN ADDITIONAL SPECIAL CHARGES RELATED TO A VALUATION ALLOWANCE FOR THESE NOTES.

     During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax, including $10.0 million that was provided in June 2002. The loan is impaired as defined under SFAS 114, "Accounting by Creditors for Impairment of a Loan." SFAS 114 requires the creditor to evaluate the cash flows available from any collateral (in King's situation, the Novavax common stock obtainable upon conversion) in order to determine the amount of any valuation allowance for an impaired loan. Because of the recent significant decline in the share price of Novavax common stock to levels below that established by King's common stock conversion options associated with the Novavax convertible notes, we recorded a valuation allowance of $27.9 million, or $17.6 million net of tax, in the second quarter of 2002. We determined the amount of the charge by reference to the June 30, 2002 quoted market price of the Novavax common stock. We will adjust the amount of the valuation allowance in future periods based on in the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired. If the Novavax common stock price continues to decline, we may incur additional special charges related to the investment in the convertible notes. Accordingly, our earnings may be adversely impacted by these special charges.

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

     Although product returns were approximately 2.5% of gross sales for the six months ended June 30, 2002, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

OUR WHOLLY OWNED SUBSIDIARY, JONES PHARMA INCORPORATED, IS A DEFENDANT IN LITIGATION WHICH IS CURRENTLY BEING HANDLED BY ITS INSURANCE CARRIERS. SHOULD THIS COVERAGE BE INADEQUATE OR SUBSEQUENTLY DENIED OR WERE WE TO LOSE SOME OF THESE LAWSUITS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 767 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as "fen/phen." In 1996, Jones acted as a distributor of Obenix(R), a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones' phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

     - changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

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

NEW LEGISLATION OR REGULATORY PROPOSALS MAY ADVERSELY AFFECT OUR REVENUES.

     A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products, reimportation of prescription products and changes in the levels at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, the pending nature of these proposals, as well as the adoption of any proposal, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     COMPETITION FOR ACQUISITIONS. We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Biovail Corporation, Forest Laboratories, Inc., Galen Holdings plc, Medicis Pharmaceutical Corporation, Shire Pharmaceuticals Group plc., Watson Pharmaceuticals, Inc., and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. We cannot assure you that

     - we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

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

     The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. We believe it typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with challenging bioequivalence or complex manufacturing requirements and products with a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative product formulations or dosage forms, we are better able to protect market share and produce sustainable high margins and cash flows. However, we cannot assure you that, for any of the products, we can maintain exclusivity, protect market share or produce high margins and cash flow as a result of these efforts.

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

     - expectations regarding patent approvals including those patents pending for Levoxyl(R) and Tigan(R) 300mg capsules and the protections to be provided by these patents if issued;

     - the planned implementation of our new information technology system; and

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

     As of June 30, 2002, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the annual meeting of shareholders on June 28, 2002, the shareholders voted on the following proposals with the results as indicated:

     1. Elected three directors to serve in office for a three-year terms as follows:

                                                                            WITHHOLD
                                                                  FOR       AUTHORITY
                                                              -----------   ---------
James E. Gregory............................................  222,891,852   9,028,157
R. Charles Moyer............................................  223,824,438   8,095,571
D. Greg Rooker..............................................  223,443,032   8,476,977

     Directors continuing in service include: Jefferson J. Gregory; Joseph R. Gregory; Earnest W. Deavenport, Jr.; Ernest C. Bourne; Frank W. DeFriece, Jr.; and Gregory D. Jordan.

     2. Ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants and auditors for 2002 as follows:

For:........................................................  220,294,787
Against:....................................................    8,056,410
Abstention:.................................................    3,568,462

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     99.1       --  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jefferson J. Gregory, the Chairman and Chief
                    Executive Officer of King Pharmaceuticals, Inc., on August
                    14, 2002.
     99.2       --  Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                    Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James R. Lattanzi, the Chief Financial Officer of
                    King Pharmaceuticals, Inc., on August 14, 2002.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          KING PHARMACEUTICALS, INC.

Date: August 14, 2002                     By: /s/ JEFFERSON J. GREGORY
                                            ------------------------------------
                                            Jefferson J. Gregory
                                            Chairman and Chief Executive Officer

Date: August 14, 2002                     By: /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                            James R. Lattanzi
                                            Chief Financial Officer