Form 10-Q
period 2002-09-30
KING PHARMACEUTICALS INC
filed 2002-11-14
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file no. 0-24425

King Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	54-1684963 (I.R.S. Employer Identification No.)

501 Fifth Street, Bristol, TN	37620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(423) 989-8000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Number of shares outstanding of Registrant’s common stock as of November 11, 2002: 240,750,977

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2002	2001

	(Unaudited)

	(In thousands)
ASSETS

Current Assets:
Cash and cash equivalents	$728,534	$874,602
Marketable securities	190,292	49,880
Accounts receivable, net of allowance for doubtful accounts of $7,142 and $6,047	182,945	161,864
Inventories	137,994	111,578
Deferred income taxes	52,073	31,556
Prepaid expenses and other current assets	7,609	8,079

Total current assets	1,299,447	1,237,559

Property, plant and equipment, net	192,629	164,116
Intangible assets, net	1,122,341	1,037,795
Other assets	53,209	67,141

Total assets	$2,667,626	$2,506,611

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$18,191	$22,870
Accrued expenses	201,100	119,498
Income taxes payable	24,931	7,718
Current portion of long-term debt	1,289	1,357

Total current liabilities	245,511	151,443

Long-term debt:
Convertible debentures	345,000	345,000
Senior subordinated notes	93	93
Other	1,165	1,304
Deferred income taxes	49,433	37,021
Other liabilities	55,148	63,466

Total liabilities	696,350	598,327

Commitments and contingencies (notes 6 and 9)
Shareholders’ equity	1,971,276	1,908,284

Total liabilities and shareholders’ equity	$2,667,626	$2,506,611

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
	(In thousands, except per share data)
Revenues:
Net sales	$300,708	$218,481	$815,278	$581,887
Royalty revenue	14,997	11,608	41,025	36,028

Total revenues	315,705	230,089	856,303	617,915

Operating costs and expenses:
Cost of revenues, including royalty expense of $2,852, $2,113, $7,716 and $8,230	62,356	47,348	163,865	129,108
Inventory recall	1,206	—	3,033	—
Nonrecurring change — inventory write-off	—	2,059	—	2,059

Total cost of revenues	63,562	49,407	166,898	131,167
Selling, general and administrative	46,473	36,922	132,484	109,771
Co-promotion fees	53,652	24,703	134,747	62,552

Total selling, general, and administrative expenses	100,125	61,625	267,231	172,323
Depreciation and amortization	15,603	12,685	43,743	35,481
Research and development	6,448	7,417	18,779	17,932
Research and development — special license rights	—	—	—	3,000
Restructuring and other nonrecurring	—	3,279	—	3,279

Total operating costs and expenses	185,738	134,413	496,651	363,182

Operating income	129,967	95,676	359,652	254,733

Other income (expense):
Interest income	5,952	2,164	17,410	7,743
Interest expense	(3,143)	(3,358)	(9,028)	(8,949)
Valuation charge — convertible notes receivable	548	—	(27,378)	—
Other, net	87	3,558	(994)	6,502

Total other income (expense)	3,444	2,364	(19,990)	5,296

Income before income taxes and cumulative effect of change in accounting principle	133,411	98,040	339,662	260,029
Income tax expense	49,166	36,569	125,699	96,991

Income before cumulative effect of change in accounting principle	84,245	61,471	213,963	163,038
Cumulative effect of change in accounting principle, net of taxes of $325	—	—	—	(545)

Net income	$84,245	$61,471	$213,963	$162,493

Income per common share:
Basic:
Income before cumulative effect of change in accounting principle	$0.35	$0.27	$0.87	$0.71
Cumulative effect of change in accounting principle	—	—	—	—

Net income	$0.35	$0.27	$0.87	$0.71

Diluted:
Income before cumulative effect of change in accounting principle	$0.35	$0.27	$0.87	$0.70
Cumulative effect of change in accounting principle	—	—	—	—

Net income	$0.35	$0.27	$0.87	$0.70

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

				Accumulated
				Other
		Paid in	Retained	Comprehensive
	Shares	Capital	Earnings	Income	Total

	(Unaudited)
	(In thousands, except share data)
Balance at December 31, 2001	247,692,984	$1,361,563	$546,721	$—	$1,908,284
Comprehensive income:
Net income	—	—	213,963	—	213,963
Unrealized gain on marketable securities, net of tax	—	—	—	423	423

Total comprehensive income					214,386

Stock repurchases	(6,828,680)	(155,390)	—	—	(155,390)
Exercise of stock options	397,916	3,996	—	—	3,996

Balance at September 30, 2002	241,262,220	$1,210,169	$760,684	$423	$1,971,276

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(In thousands)
Cash flows from operating activities	$325,552	$250,623

Cash flows from investing activities:
Purchase of investment securities	(597,873)	—
Proceeds from maturity and sale of investment securities	457,461	—
Convertible senior notes	(10,044)	(10,000)
Loans receivable	—	(15,000)
Purchases of property, plant and equipment	(48,771)	(20,222)
Purchase of intangible assets	(120,300)	(286,500)
Proceeds from sale of product rights	—	3,332
Proceeds from sale of assets	4,358	1,446

Net cash used in investing activities	(315,169)	(326,944)

Cash flows from financing activities:
Proceeds from issuance of common shares and exercise of stock options, net	3,996	21,689
Purchase of common stock	(155,390)	—
Debt issuance costs	(4,850)	—
Proceeds from revolving credit facility	—	75,000
Payments on revolving credit facility	—	(75,000)
Payments on other long-term debt and capital lease obligations	(207)	(384)
Other	—	(1,393)

Net cash (used in) provided by financing activities	(156,451)	19,912

Decrease in cash and cash equivalents	(146,068)	(56,409)
Cash and cash equivalents, beginning of period	874,602	76,395

Cash and cash equivalents, end of period	$728,534	$19,986

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002 and 2001
(In thousands)

1.     General

      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. These interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The year-end condensed balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

      These consolidated financial statements include the accounts of King and its wholly owned subsidiaries, Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Jones Pharma Incorporated; and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

      Certain amounts from the prior consolidated financial statements have been reclassified to the presentation adopted in 2002.

2.     Earnings Per Share

      The basic and diluted income per common share was determined using the following share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic income per common share:
Weighted average common shares	241,840	229,303	245,535	228,692

Diluted income per common share:
Weighted average common shares	241,840	229,303	245,535	228,692
Effect of stock options	1,033	2,409	1,472	2,463

Weighted average common shares plus assumed conversions	242,873	231,712	247,007	231,155

3.     Inventories

      Inventory consists of the following:

	September 30,	December 31,
	2002	2001

Finished goods (including $17,006 and $18,426 of sample inventory, respectively)	$92,071	$74,471
Work-in-process	11,177	9,424
Raw materials	34,746	27,683

	$137,994	$111,578

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Acquisitions

      On May 29, 2002, the Company acquired the exclusive rights to Ortho-Prefest® tablets in the United States, its territories and possessions and the Commonwealth of Puerto Rico, including the related new drug application, investigational new drug application, copyrights, and patents or licenses to the related patents from Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson subsidiary. The Company paid $108,000 for the product rights upon closing plus approximately $3,300 of expenses. The Company will pay Ortho-McNeil an additional $7,000 upon receipt of the U.S. Food and Drug Administration’s approval to rename the product “PrefestTM”. The acquisition was financed with cash on hand. The Company has recorded the acquisition of the product rights within intangible assets and has preliminarily assigned a useful life of twenty years. The purchase price allocation among the assets acquired, the determination as to whether the useful life is indefinite or finite and the assignment of lives to the intangibles designated as having finite lives under Statement of Financial Accounting Standards (“SFAS”) No. 142 are preliminary and subject to further evaluation.

      On August 8, 2001, the Company acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb (“BMS”) for $285,000 plus approximately $1,500 of expenses. The products acquired include BMS’s rights in the United States to Corzide®, Delestrogen®, and Florinef®. King also acquired a fully paid license to and trademark for Corgard® in the United States. The acquisition was financed with a combination of borrowings under its senior secured credit facility and cash on hand.

      The following unaudited pro forma summary presents the financial information as if the acquisition of the Corzide®, Delestrogen®, Florinef®, Corgard® and Ortho-Prefest® product lines had occurred as of January 1, 2001. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2001, nor is it indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$315,705	$236,209	$864,624	$644,732

Income before cumulative effect of change in accounting principle	$84,245	$59,445	$215,961	$162,220

Basic income per common share	$0.35	$0.26	$0.88	$0.71

Diluted income per common share	$0.35	$0.26	$0.87	$0.70

5.     Accounting Developments

      The results for the three and nine months ended September 30, 2002, include the effect of adopting SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS No. 141 provides that all business combinations initiated after June 30, 2001 shall be accounted for using the purchase method. In addition, it provides that the cost of an acquired entity must be allocated to the assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition. The excess cost over the fair value of the net assets acquired must be recognized as goodwill. SFAS No. 142 provides that goodwill is no longer amortized and the value of an identifiable intangible asset must be amortized over its useful life, unless the asset is determined to have an indefinite useful life. Goodwill must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is adopted. In accordance with SFAS No. 142, the Company has completed its impairment testing resulting in no impairment of goodwill. Amounts assigned to indefinite-life intangible

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets, included in intangible assets, primarily represent the trade name for products acquired which meet specified criteria and have a carrying value of $19,192.

      The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income:
As reported:	$84,245	$61,471	$213,963	$162,493
Goodwill amortization	—	102	—	307
Indefinite-life intangibles amortization	—	149	—	448

As adjusted	$84,245	$61,722	$213,963	$163,248

Basic earnings per share:
As reported:	$0.35	$0.27	$0.87	$0.71
Goodwill amortization	—	—	—	—
Indefinite-life intangibles amortization	—	—	—	—

As adjusted	$0.35	$0.27	$0.87	$0.71

Diluted earnings per share:
As reported:	$0.35	$0.27	$0.87	$0.70
Goodwill amortization	—	—	—	—
Indefinite-life intangibles amortization	—	—	—	0.01

As adjusted	$0.35	$0.27	$0.87	$0.71

      The following table reflects the components of intangible assets as of September 30, 2002:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Trademarks and product rights	$1,128,756	$113,995
Patents	119,000	27,061
Goodwill	16,251	3,509
Other intangibles	9,526	6,627

Total intangible assets	$1,273,533	$151,192

      Amortization expense for the three and nine months ended September 30, 2002 was $12,760 and $35,754 respectively. Estimated annual amortization expense for each of the five succeeding fiscal years is as follows:

Fiscal Year Ending December 31:	Amount

2002	$48,539
2003	51,039
2004	51,039
2005	50,947
2006	50,655

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the first quarter of 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was $870, or $545 net of tax. In addition, income representing the change in the value of the derivatives in the three and nine months ended September 30, 2001 of $5,650 and $8,488, respectively, was included in other expense. The Company had no derivative financial instruments as of September 30, 2002.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. These standards were adopted by the Company effective January 1, 2002. The implementation of these standards did not have any impact on the Company’s financial statements.

      In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary impact on the Company of adopting SFAS No. 145 will be that gains and losses incurred upon the extinguishment of debt may no longer qualify for extraordinary item treatment in the income statement.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

6.     Contingencies

Fen/Phen Litigation

      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in 14 lawsuits which claim damages for personal injury arising from the Company’s production of the anorexigenic drug, phentermine, under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to the Company’s production of the anorexigenic drug under contract for GlaxoSmithKline.

      While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline for which it manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to its product

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

      In addition, Jones, a wholly-owned subsidiary of the Company is a defendant in approximately 647 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

      Jones denies any liability incident to the distribution of Obenix or its generic phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event that Jones’ insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

      While the Company cannot predict the outcome of these suits, management believes that the claims against Jones are without merit and intends to vigorously pursue all defenses available. The Company is unable to disclose an aggregate dollar amount of damages claimed because many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against Jones. The Company, at this time, cannot provide an aggregate dollar amount of damages claimed or a reasonable estimate of possible losses related to the lawsuits.

State of Wisconsin Investment Board

      On November 30, 1999, the Company entered into an agreement of merger with Medco Research, Inc. (“Medco”) pursuant to which the Company acquired Medco in an all stock, tax-free pooling of interests transaction, which was subject to approval by the Medco shareholders. On January 5, 2000, Medco issued to its stockholders a proxy statement with respect to the proposed transaction and noticed a meeting to approve the transaction for February 10, 2000.

      On January 11, 2000, the State of Wisconsin Investment Board, (“SWIB”), a Medco shareholder which held approximately 11.6% of the outstanding stock of Medco, filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, (State of Wisconsin Investment Board v. Bartlett, et al., C.A. No. 17727), against Medco and members of Medco’s board of directors to enjoin the shareholder vote on the merger and the consummation of the merger. SWIB alleged, among other things, that the proxy materials filed by Medco failed to disclose all material information and included misleading statements regarding the transaction, its negotiation, and its approval by the Medco board of directors; that the Medco directors were not adequately informed and did not adequately inform themselves of all reasonably available information before recommending the transaction to Medco shareholders; and that the Medco directors were disloyal and committed waste in allegedly enabling one of the Medco directors to negotiate the transaction purportedly for his own benefit and in agreeing to terms that precluded what the complaint alleged were more beneficial alternative transactions. SWIB also moved for a preliminary injunction

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to enjoin the shareholder vote and the merger based on the claims asserted in its complaint. Medco and the other defendants denied all allegations and continue to deny them.

      After Medco distributed a supplemental proxy statement on January 31, 2000 and the court postponed the February 10, 2000 vote on the merger agreement for 15 days to allow shareholders sufficient time to consider the supplemental disclosures, the court rejected SWIB’s claims in a February 24, 2000 Memorandum Opinion and denied preliminary injunctive relief because SWIB had not shown a reasonable likelihood of success following trial on the merits. The court made a number of preliminary findings, including that the Medco board of directors properly delegated to one of its directors the responsibility to negotiate the merger; that the payment of the negotiating fee was a proper exercise of business judgment and did not constitute waste; that the other merger provisions were also valid; that the Medco directors were adequately informed of all material information reasonably available to them prior to approving the merger agreement; that the Medco directors acted independently and in good faith to benefit the economic interests of the Medco shareholders; that the alleged omissions in the proxy statements were not material; and that the Medco board of directors fully met its duty of complete disclosure with respect to the transaction.

      SWIB subsequently filed an Application for a Scheduling Order stating its intention to dismiss the case, before a class had been certified. While SWIB indicated that it did not intend to prosecute the merits of the case further, and even though SWIB lost its motion for preliminary injunction, SWIB still claimed that its attorneys were entitled to an award of attorney’s fees and costs. SWIB petitioned the court for approximately $7,260 in attorney’s fees and approximately $270 in costs.

      Two separate hearings on SWIB’s petition to dismiss and for attorney’s fees and costs were held on June 26, 2000 and January 31, 2001 in the Court of Chancery for the State of Delaware. On April 10, 2002, the court granted the motion to dismiss with prejudice and awarded SWIB $234 in fees and $94 in costs, for a total award of $328.

      SWIB appealed the court’s decision to the Delaware Supreme Court and filed its opening brief on June 14, 2002. The Company timely responded, and argument was heard before a panel of three justices on October 22, 2002. On October 25, 2002, the Delaware Supreme Court promptly affirmed the decision of the Court of Chancery in all respects. In light of the fact that the Company has already satisfied the April 10, 2002 judgment of the Court of Chancery, the Company believes that any further exposure in this matter will be unlikely.

Thimerosal/ Vaccine Related Litigation

      King and its wholly-owned subsidiary, Parkedale Pharmaceuticals, Inc. (“Parkedale”), have been named as defendants in California, Illinois and Mississippi, along with Abbott Laboratories, Wyeth, Aventis Pharmaceuticals, and other pharmaceutical companies, which have manufactured or sold vaccine products containing the mercury-based preservative, thimerosal.

      In these cases, the plaintiffs attempt to link the receipt of the mercury-based vaccinations to neurological defects. The plaintiffs in these cases claim that the vaccines in question would have had their beneficial effects with or without thimerosal, and that thimerosal was a tool for undercutting other products on the market, thereby increasing defendants’ sales and profits. The plaintiffs also claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, and breach of implied warranty, which are all arguments premised on the idea that the defendants promoted vaccines without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.

      The only vaccine that the Company has manufactured, distributed, marketed and/or sold was the Fluogen® vaccine, which did contain the mercury-based preservative, thimerosal. Fluogen® was only distributed by the Company for two flu seasons. The Company’s product liability insurance carrier, has been

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

given proper notice of all of these matters, and defense counsel are vigorously defending the Company’s interests. The Company is moving to be dismissed from the litigation due to lack of product identity in the plaintiffs’ complaints. In 2001, the Company was dismissed on this basis in a similar case.

Other Legal Proceedings

      The Parkedale Facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the “Consent Decree”). The Parkedale Facility is currently manufacturing pharmaceutical products subject to the Consent Decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are produced in accordance with an approved abbreviated new drug application or new drug application. The Company intends, when appropriate, to petition for relief from the Consent Decree.

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business.

Summary

      Management believes that the outcome of all pending legal proceedings in the aggregate will not have a material adverse affect on the Company’s consolidated financial position, results of operations, or cash flow.

7.     Segment Reporting

      The Company’s business is classified into three reportable segments: Branded Pharmaceuticals, Contract Manufacturing, and Royalties. Branded Pharmaceuticals include a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, critical care and women’s health/ endocrinology. These branded prescription products have been aggregated because of the similarity in economic characteristics, regulatory environment, manufacturing process, method of distribution, and type of customer. Contract Manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Royalties represent products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for royalty payments on product sales. The classification “all other” primarily includes generic pharmaceutical products and development services.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents selected information for the Company’s operating segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total revenues:
Branded pharmaceuticals	$293,728	$211,479	$788,624	$560,096
Royalties	14,997	11,608	41,025	36,028
Contract manufacturing	27,767	22,252	97,842	53,450
All other	280	702	682	2,204
Eliminations	(21,067)	(15,952)	(71,870)	(33,863)

Consolidated total revenues	$315,705	$230,089	$856,303	$617,915

Gross profit:
Branded pharmaceuticals	$241,667	$172,518	$657,917	$462,841
Royalties	12,197	9,961	33,674	29,218
Contract manufacturing	(1,328)	(1,793)	(2,142)	(5,461)
All other	(393)	(4)	(44)	150

Consolidated gross profit	$252,143	$180,682	$689,405	$486,748

	As of	As of
	September 30,	December 31,
	2002	2001

Total assets:
Branded pharmaceuticals	$2,537,016	$2,397,062
Royalties	15,273	11,326
Contract manufacturing	126,418	103,268
All other	203	98
Eliminations	(11,284)	(5,143)

Consolidated total assets	$2,667,626	$2,506,611

      The following represents revenues by therapeutic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total revenues:
Cardiovascular (including royalties)	$156,072	$93,480	$407,946	$246,534
Anti-infective	31,426	36,268	97,436	107,792
Critical care	24,243	24,500	71,805	63,476
Women’s health/endocrinology	86,470	61,361	229,602	156,916
Other	17,494	14,480	49,514	43,197

Consolidated total revenues	$315,705	$230,089	$856,303	$617,915

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Novavax Convertible Notes Receivable

      During the period from December 2000 through June 2002, the Company provided $40,000 in financing to Novavax in the form of notes receivable convertible to common stock of Novavax, including $10,000 that was provided in June 2002. The loan is impaired as defined under SFAS 114, “Accounting by Creditors for Impairment of a Loan.” SFAS 114 requires the creditor to evaluate the cash flows available from any collateral (in King’s situation, the Novavax common stock obtainable upon conversion) in order to determine the amount of any valuation allowance for an impaired loan. Because of the recent significant decline in the share price of Novavax common stock to levels below that established by King’s common stock conversion options associated with the Novavax convertible notes, the Company recorded a valuation allowance in the second quarter of 2002. As of September 30, 2002, the valuation allowance for the Novavax convertible notes equaled $27,378. The Company determined the amount of the valuation allowance by reference to the September 30, 2002 quoted market price of the Novavax common stock. The amount of the valuation allowance will be adjusted in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until such time as the loan is no longer considered to be impaired.

9.     Purchase Commitment

      The Company has a supply agreement with a third party to produce Lorabid®. This supply agreement requires the Company to purchase certain minimum levels of inventory of Lorabid® annually through December 2006. Management currently believes it will be able to recover the cost of minimum levels of inventory required through future sales of Lorabid®. However, in the event Lorabid® prescriptions decline there may be a material adverse effect upon our results of operations and cash flows, including, but not limited to a potential significant write-off of excess inventory.

10.     Subsequent Events

      On October 21, 2002, the Company entered into an agreement with Meridian Medical Technologies, Inc. (“Meridian”) to purchase the common stock of Meridian for a cash price of $44.50 per share, totaling approximately $247,800. Meridian is the leading manufacturer of auto-injectors for the self-administration of injectable drugs. The Company will finance the acquisition using available cash. Closing of the transaction is subject to approval by the holders of a majority of the outstanding common stock of Meridian, appropriate governmental approvals, and other customary conditions, and is expected to be completed before the end of January 2003. This transaction will be accounted for using the purchase method of accounting.

11.     Guarantor Financial Statements

      The Company’s wholly-owned subsidiaries Monarch Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Parkedale Pharmaceuticals, Inc.; Jones Pharma Incorporated and King Pharmaceuticals of Nevada, Inc. (the “Guarantor Subsidiaries”) have guaranteed the Company’s performance under the $345,000, 2 3/4% Convertible Debentures due 2021 on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2002				December 31, 2001

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$735,338	$(6,804)	$—	$728,534	$882,391	$(7,789)	$—	$874,602
Marketable securities	190,292	—	—	190,292	49,880	—	—	49,880
Accounts receivable, net	18,222	175,968	(11,245)	182,945	12,735	154,272	(5,143)	161,864
Inventories	26,883	111,111	—	137,994	18,683	92,895	—	111,578
Deferred income taxes	10,791	41,282	—	52,073	28,928	2,628	—	31,556
Prepaid expenses and other current assets	3,839	3,770	—	7,609	1,898	6,181	—	8,079

Total current assets	985,365	325,327	(11,245)	1,299,447	994,515	248,187	(5,143)	1,237,559

Property, plant, and equipment, net	48,651	143,978	—	192,629	38,964	125,152	—	164,116
Intangible assets net	778,982	343,359	—	1,122,341	682,875	354,920	—	1,037,795
Investment in subsidiaries	1,579,437	—	(1,579,437)	—	1,158,458	—	(1,158,458)	—
Other assets	34,589	18,620	—	53,209	49,577	17,564	—	67,141

Total assets	$3,427,024	$831,284	$(1,590,682)	$2,667,626	$2,924,389	$745,823	$(1,163,601)	$2,506,611

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,718	$23,718	$(11,245)	$18,191	$4,347	$23,666	$(5,143)	$22,870
Accrued expenses	2,551	198,549	—	201,100	6,700	112,798	—	119,498
Income taxes payable	24,780	151	—	24,931	(4,719)	12,437	—	7,718
Liability for stock repurchase	—	—	—	—	—	—	—	—
Current portion of long-term debt	1,289	—	—	1,289	1,344	13	—	1,357

Total current liabilities	34,338	222,418	(11,245)	245,511	7,672	148,914	(5,143)	151,443

Long-term debt	346,258	—	—	346,258	346,397	—	—	346,397
Deferred income taxes	30,177	19,256	—	49,433	34,539	2,482	—	37,021
Other liabilities	55,148	—	—	55,148	63,466	—	—	63,466
Intercompany (receivable) payable	989,827	(989,827)	—	—	564,031	(564,031)	—	—

Total liabilities	1,455,748	(748,153)	(11,245)	696,350	1,016,105	(412,635)	(5,143)	598,327

Shareholders’ equity	1,971,276	1,579,437	(1,579,437)	1,971,276	1,908,284	1,158,458	(1,158,458)	1,908,284

Total liabilities and shareholders’ equity	$3,427,024	$831,284	$(1,590,682)	$2,667,626	$2,924,389	$745,823	$(1,163,601)	$2,506,611

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended September 30, 2002				Three Months Ended September 30, 2001

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

	(Unaudited)
Revenues:
Net sales	$12,495	$300,297	$(12,084)	$300,708	$7,220	$217,190	$(5,929)	$218,481
Royalty revenue	—	14,997	—	14,997	—	11,608	—	11,608

Total revenues	12,495	315,294	(12,084)	315,705	7,220	228,798	(5,929)	230,089

Operating costs and expenses:
Costs of revenues	9,372	66,274	(12,084)	63,562	7,340	47,996	(5,929)	49,407
Selling, general and administrative (including co-promotion expenses)	4,454	95,671	—	100,125	1,843	59,782	—	61,625
Depreciation and amortization	9,674	5,929	—	15,603	6,199	6,486	—	12,685
Research and development	—	6,448	—	6,448	2,500	4,917	—	7,417
Research and development special license rights	—	—	—	—	—	—	—	—
Restructuring and other nonrecurring charges	—	—	—	—	(361)	3,640	—	3,279

Total operating costs and expenses	23,500	174,322	(12,084)	185,738	17,521	122,821	(5,929)	134,413

Operating income	(11,005)	140,972	—	129,967	(10,301)	105,977	—	95,676

Other income (expense):
Interest income	5,600	352	—	5,952	1,719	445	—	2,164
Interest expense	(3,143)	—	—	(3,143)	(3,442)	84	—	(3,358)
Valuation change — convertible notes receivable	548	—	—	548	—	—	—	—
Other, net	161	(74)	—	87	5,750	(2,192)	—	3,558
Equity in earnings of subsidiaries	105,791	—	(105,791)	—	62,810	—	(62,810)	—
Intercompany interest (expense)	8,243	(8,243)	—	—	4,139	(4,139)	—	—

Total other income (expense)	117,200	(7,965)	(105,791)	3,444	70,976	(5,802)	(62,810)	2,364

Income before income taxes	106,195	133,007	(105,791)	133,411	60,675	100,175	(62,810)	98,040
Income tax (expense) benefit	(21,950)	(27,216)	—	(49,166)	796	(37,365)	—	(36,569)

Net income	$84,245	$105,791	$(105,791)	$84,245	$61,471	$62,810	$(62,810)	$61,471

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME

	Nine Months Ended September 30, 2002				Nine Months Ended September 30, 2001

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

	(Unaudited)
Revenues:
Net sales	$48,480	$820,764	$(53,966)	$815,278	$18,978	$578,140	$(15,231)	$581,887
Royalty revenue	—	41,025	—	41,025	—	36,028	—	36,028

Total revenues	48,480	861,789	(53,966)	856,303	18,978	614,168	(15,231)	617,915

Operating costs and expenses:
Costs of revenues	48,933	171,931	(53,966)	166,898	18,738	127,660	(15,231)	131,167
Selling, general and administrative (including co-promotion expenses)	7,283	259,948	—	267,231	4,999	167,324	—	172,323
Depreciation and amortization	26,132	17,611	—	43,743	16,870	18,611	—	35,481
Research and development	225	18,554	—	18,779	5,198	12,734	—	17,932
Research and development — special license rights	—	—	—	—	—	—	—	—
Nonrecurring charge-research and development	—	—	—	—	3,000	—	—	3,000
Restructuring and other nonrecurring charges	—	—	—	—	(361)	3,640	—	3,279

Total operating costs and expenses	82,573	468,044	(53,966)	496,651	48,444	329,969	(15,231)	363,182

Operating income	(34,093)	393,745	—	359,652	(29,466)	284,199	—	254,733

Other income (expense):
Interest income	16,347	1,063	—	17,410	6,488	1,255	—	7,743
Interest expense	(9,009)	(19)	—	(9,028)	(9,364)	415	—	(8,949)
Valuation change — convertible notes receivable	(27,378)	—	—	(27,378)	—	—	—	—
Other, net	(190)	(804)	—	(994)	8,742	(2,240)	—	6,502
Equity in earnings of subsidiaries	234,722	—	(234,722)	—	199,002	—	(199,002)	—
Intercompany interest (expense)	31,924	(31,924)	—	—	10,671	(10,671)	—	—

Total other income (expense)	246,416	(31,684)	(234,722)	(19,990)	215,539	(11,241)	(199,002)	5,296

Income before income taxes and cumulative effect of change in accounting principle	212,323	362,061	(234,722)	339,662	186,073	272,958	(199,002)	260,029
Income tax (expense) benefit	1,640	(127,339)	—	(125,699)	(23,035)	(73,956)	—	(96,991)

Income before extraordinary item	213,963	234,722	(234,722)	213,963	163,038	199,002	(199,002)	163,038
Cumulative effect of change in accounting principle	—	—	—	—	(545)	—	—	(545)

Net income	$213,963	$234,722	$(234,722)	$213,963	$162,493	$199,002	$(199,002)	$162,493

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2002				Nine Months Ended September 30, 2001

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

	(Unaudited)
Net cash flows provided by operating activities	$(134,241)	$459,793	$—	$325,552	$(55,396)	$306,019	$—	$250,623

Cash flows from investing activities:
Purchase of investment securities	(597,873)	—	—	(597,873)	—	—	—	—
Proceeds from maturity and sale of investment securities	457,461	—	—	457,461	—	—	—	—
Convertible senior note	(10,044)	—	—	(10,044)	(10,000)	—	—	(10,000)
Loans receivable	—	—	—	—	—	(15,000)	—	(15,000)
Purchases of property, plant and equipment	(11,110)	(37,661)	—	(48,771)	(10,599)	(9,623)	—	(20,222)
Intercompany transfer of property, plant and equipment	(323)	323	—	—	(223)	223	—	—
Purchases of intangible assets	(120,300)	—	—	(120,300)	(286,500)	—	—	(286,500)
Proceeds from sale of products	—	—	—	—	3,332	—	—	3,332
Proceeds from sale of assets	19	4,339	—	4,358	—	1,446	—	1,446

Net cash used in investing activities	(282,170)	(32,999)	—	(315,169)	(303,990)	(22,954)	—	(326,944)

Cash flows from financing activities:
Proceeds from revolving credit facility	—	—	—	—	75,000	—	—	75,000
Payments on revolving credit facility	—	—	—	—	(75,000)	—	—	(75,000)
Proceeds from issuance of common shares and exercise of stock options, net	3,996	—	—	3,996	21,689	—	—	21,689
Purchase of common stock	(155,390)	—	—	(155,390)	—	—	—	—
Debt issuance costs	(4,850)	—	—	(4,850)
Payments on other long-term debt	(194)	(13)	—	(207)	(362)	(22)	—	(384)
Other	—	—	—	—	(1,393)	—	—	(1,393)
Intercompany	425,796	(425,796)	—	—	282,813	(282,813)	—	—

Net cash provided by (used in) financing activities	269,358	(425,809)	—	(156,451)	302,747	(282,835)	—	19,912

Increase in cash and cash equivalents	(147,053)	985	—	(146,068)	(56,639)	230	—	(56,409)
Cash and cash equivalents, beginning of period	882,391	(7,789)	—	874,602	82,316	(5,921)	—	76,395

Cash and cash equivalents, end of period	$735,338	$(6,804)	$—	$728,534	$25,677	$(5,691)	$—	$19,986

PART I — FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” set out below and other sections of our Annual Report on Form 10-K for the year ended December 31, 2001, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2001; and (c) our unaudited consolidated financial statements and related notes thereto included in this report.

Overview

General

      The following summarizes net revenues by operating segment (in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Branded pharmaceuticals	$293,728	$211,479	$788,624	$559,378
Royalties	14,997	11,608	41,025	36,028
Contract manufacturing	6,700	6,300	25,972	20,305
Other	280	702	682	2,204

Total	$315,705	$230,089	$856,303	$617,915

Results of Operations

Three Months Ended September 30, 2002 and 2001

Revenues

      Total revenues increased $85.6 million, or 37.2%, to $315.7 million in 2002 from $230.1 million in 2001, due primarily to the growth of our branded pharmaceutical products and the acquisition of additional branded pharmaceutical products.

      Net sales from branded pharmaceutical products increased $82.2 million, or 38.9%, to $293.7 million in 2002 from $211.5 million in 2001. This increase was due primarily to growth in net sales of Altace® and Levoxyl® and the acquisition of Ortho-Prefest® from Ortho-McNeil Pharmaceutical, Inc. on May 29, 2002. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the “Risk Factors” that appear below.

      Revenues from royalties is derived from payments we receive based on sales of Adenoscan® and Adenocard®. Revenue from royalties increased $3.4 million, or 29.3%, to $15.0 million in 2002 from $11.6 million in 2001.

      Revenues from contract manufacturing increased $0.4 million, or 6.3%, to $6.7 million in 2002 from $6.3 million in 2001.

Gross Profit

      Total gross profit (revenues less cost of revenues, including royalty expense) increased $71.4 million, or 39.5%, to $252.1 million in 2002 from $180.7 million in 2001. The increase was primarily due to increased sales of higher margin branded pharmaceutical products.

      Gross profit from branded pharmaceutical products increased $69.2 million, or 40.1%, to $241.7 million in 2002 from $172.5 million in 2001. This increase was primarily due to increased sales of Altace® and Levoxyl® and additional sales arising from the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002.

      Gross profit from royalties increased $2.2 million, or 22.0%, to $12.2 million in 2002 from $10.0 million in 2001.

      Gross profit associated with contract manufacturing increased $0.5 million to ($1.3) million in 2002 from ($1.8) million in 2001.

Operating Costs and Expenses

      Total operating costs and expenses increased $51.3 million, or 38.2%, to $185.7 million in 2002 from $134.4 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace® and Levoxyl®, increased fees associated with the promotion of Altace® under the Co-Promotion Agreement with Wyeth, and the growth of our dedicated national field sales force.

      Cost of revenues increased $14.2 million, or 28.7%, to $63.6 million in 2002 from $49.4 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace® and Levoxyl® and the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002. Cost of revenues during 2002 included a $1.2 million charge primarily related to an increase in the reserve for our voluntary recall during 2001 of products manufactured for us by DSM Pharmaceuticals, Inc. Cost of revenues during 2001 included a $2.1 million nonrecurring write-off of obsolete Levoxyl® inventory. Pursuant to FDA guidance, after August 14, 2001 we could only distribute the FDA approved new formulation of Levoxyl®. As a percentage of revenues, cost of revenues decreased to 20.1% in 2002 from 21.5% in 2001 due to an increase in sales of higher margin products. The Company has a supply agreement with a third party to produce Lorabid®. This supply agreement requires the Company to purchase certain minimum levels of inventory of Lorabid® annually through December 2006. Management currently believes it will be able to recover the cost of minimum levels of inventory required through future sales of Lorabid®. These minimum commitments could likely have a negative effect on our gross margins on sales of Lorabid® in future reporting periods.

      Selling, general and administrative expenses increased $38.5 million, or 62.5%, to $100.1 million in 2002 from $61.6 million in 2001. This increase was primarily attributable to fees and marketing expenses associated with the promotion of Altace® under the Co-Promotion Agreement with Wyeth and the growth of our dedicated national field sales force. As a percentage of revenues, selling, general, and administrative expenses increased to 31.7% in 2002 compared to 26.8% in 2001.

      Depreciation and amortization expense increased $2.9 million, or 22.8%, to $15.6 million in 2002 from $12.7 million in 2001. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001 and the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002.

      Research and development expense decreased to $6.4 million in 2002 from $7.4 million in 2001.

      During 2001, we incurred restructuring, and other nonrecurring charges of $3.3 million related to employee severance arising from the Jones merger.

Operating Income

      Operating income increased $34.3 million, or 35.8%, to $130.0 million in 2002 from $95.7 million in 2001. This increase was primarily due to increased revenues from Altace® and Levoxyl® plus the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002. As a percentage of net revenues, operating income remained consistent at 41.2% in 2002 and 41.6% in 2001.

Other Income (Expense)

      Interest income increased $3.8 million, or 172.7%, to $6.0 million in 2002 from $2.2 million in 2001 due to higher balances of invested cash, cash equivalents, and marketable securities during 2002 as compared to 2001.

      Interest expense decreased $0.3 million, or 8.8%, to $3.1 million in 2002 from $3.4 million in 2001.

      Other, net, decreased from $3.6 million in 2001 to $87 thousand in 2002 primarily due to the recognition of an unrealized gain of approximately $6.2 million on a $20.0 million convertible senior note from Novavax during 2001.

Income Tax Expense

      The effective tax rate of 36.9% in 2002 and 37.3% in 2001 was higher than the federal statutory rate of 35.0% due primarily to permanent differences related to state income taxes in both 2002 and 2001.

Net Income

      Due to the factors set forth above, net income increased $22.7 million, or 36.9%, to $84.2 million in 2002 from $61.5 million in 2001.

Nine Months Ended September 30, 2002 and 2001

Revenues

      Total revenues increased $238.4 million, or 38.6%, to $856.3 million in 2002 from $617.9 million in 2001, due primarily to the growth of our branded pharmaceutical products and the acquisition of additional branded pharmaceutical products.

      Net sales from branded pharmaceutical products increased $229.2 million, or 41.0%, to $788.6 million in 2002 from $559.4 million in 2001. This increase was due primarily to growth in net sales of Altace® and Levoxyl®, the acquisition of three branded pharmaceutical products, along with a fully paid license to a fourth product, from Bristol-Myers Squibb in August 2001, and the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the “Risk Factors” that appear below.

      Revenues from royalties is derived from payments we receive based on sales of Adenoscan® and Adenocard®. Revenue from royalties increased $5.0 million, or 13.9%, to $41.0 million in 2002 from $36.0 million in 2001.

      Revenues from contract manufacturing increased $5.7 million, or 28.1%, to $26.0 million in 2002 from $20.3 million in 2001, primarily due to increased unit sales under existing contracts.

Gross Profit

      Total gross profit (revenues less cost of revenues, including royalty expense) increased $202.7 million, or 41.6%, to $689.4 million in 2002 from $486.7 million in 2001. The increase was primarily due to increased sales of higher margin branded pharmaceutical products.

      Gross profit from branded pharmaceutical products increased $195.1 million, or 42.2%, to $657.9 million in 2002 from $462.8 million in 2001. This increase was primarily due to increased sales of Altace® and Levoxyl®, the additional sales arising from the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001, and additional sales arising from the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002.

      Gross profit from royalties increased $4.5 million, or 15.4%, to $33.7 million in 2002 from $29.2 million in 2001.

      Gross profit associated with contract manufacturing increased $3.4 million to ($2.1) million in 2002 from ($5.5) million in 2001.

Operating Costs and Expenses

      Total operating costs and expenses increased $133.5 million, or 36.8%, to $496.7 million in 2002 from $363.2 million in 2001. The increase was primarily due to an increase in cost of revenues associated with increased unit sales of our branded pharmaceutical products, including Altace® and Levoxyl®, increased fees and marketing expenses associated with the promotion of Altace® under the Co-Promotion Agreement with Wyeth, and the growth of our dedicated national field sales force.

      Cost of revenues increased $35.7 million, or 27.2%, to $166.9 million in 2002 from $131.2 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace® and Levoxyl®, the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001, and the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002. As a percentage of revenues, cost of revenues decreased to 19.5% in 2002 from 21.2% in 2001 due to the increase in sales of higher margin products. The Company has a supply agreement with a third party to produce Lorabid®. This supply agreement requires the Company to purchase certain minimum levels of inventory of Lorabid® annually through December 2006. Management currently believes it will be able to recover the cost of minimum levels of inventory required through future sales of Lorabid®. These minimum commitments could likely have a negative effect on our gross margins on sales of Lorabid® in future reporting periods.

      Selling, general and administrative increased $94.9 million, or 55.1%, to $267.2 million in 2002 from $172.3 million in 2001. This increase was primarily attributable to fees and marketing expenses associated with the promotion of Altace® under the Co-Promotion Agreement with Wyeth and the growth of our dedicated national field sales force. As a percentage of revenues, selling, general, and administrative expenses increased to 31.2% in 2002 from 27.9% in 2001.

      Depreciation and amortization expense increased $8.2 million, or 23.1%, to $43.7 million in 2002 from $35.5 million in 2001. This increase was primarily attributable to the amortization of the intangible assets related to the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001, and the acquisition of Ortho-Prefest® from Ortho-McNeil on May 29, 2002. Amortization expense was reduced by $1.2 million in 2002 due to the implementation of SFAS 142 (see Note 5 to financial statements).

      Research and development expense increased to $18.8 million in 2002 from $17.9 million in 2001.

      In June 2001, we incurred a $3.0 million expense designated “Research and development — special license rights” for fees we paid Novavax as consideration for an agreement which (1) expands our exclusive license to promote, market, distribute and sell EstrasorbTM worldwide, following approval, except in the United States and Puerto Rico where the parties will co-market the product; and (2) grants us an additional exclusive worldwide license to promote, market and distribute AndrosorbTM, following approval, except in the United States and Puerto Rico where the parties will co-market the product.

      During 2001, we incurred restructuring, and other nonrecurring charges of $3.3 million related to employee severance arising from the Jones merger.

Operating Income

      Operating income increased $105.0 million, or 41.2%, to $359.7 million in 2002 from $254.7 million in 2001. This increase was primarily due to increased revenues from Altace® and Levoxyl®, and the acquisition of three branded pharmaceutical products and a license to a fourth from Bristol-Myers Squibb in August 2001. As a percentage of net revenues, operating income increased to 42.0% in 2002 from 41.2% in 2001 primarily due to an increase in sales of higher margin branded pharmaceutical products.

Other Income (Expense)

      Interest income increased $9.7 million, or 126.0%, to $17.4 million in 2002 from $7.7 million in 2001 due to higher balances of invested cash, cash equivalents, and marketable securities during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

      Interest expense remained relatively consistent at $9.0 million in 2002 compared to $8.9 million in 2001.

      Other, net, decreased from $6.5 million in 2001 to ($1.0) million in 2002 primarily due to the recognition of an unrealized gain of approximately $8.8 million on a $20.0 million convertible senior note from Novavax during 2001.

      During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax, including $10.0 million that was provided in June 2002. The loan is impaired as defined under SFAS 114, “Accounting by Creditors for Impairment of a Loan.” SFAS 114 requires the creditor to evaluate the cash flows available from any collateral (in King’s situation, the Novavax common stock obtainable upon conversion) in order to determine the amount of any valuation allowance for an impaired loan. Because of the recent significant decline in the share price of Novavax common stock to levels below that established by King’s common stock conversion options associated with the Novavax notes, we recorded a valuation charge of $27.4 million in the nine months ended September 30, 2002. We determined the amount of the charge by reference to the quoted market price of the Novavax common stock. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired.

Income Tax Expense

      The effective tax rate of 37.0% in 2002 and of 37.3% in 2001 was higher than the federal statutory rate of 35% primarily due to permanent differences related to state income taxes in both 2002 and 2001.

Cumulative Effect of Accounting Change

      During the first quarter of 2001, we recorded a charge of $0.9 million, or $0.5 million net of tax, due to the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities.

Net Income

      Due to the factors set forth above, net income increased $51.5 million, or 31.7%, to $214.0 million in 2002 from $162.5 million in 2001.

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

      On October 21, 2002, we entered into an agreement with Meridian Medical Technologies, Inc. (“Meridian”) to purchase the common stock of Meridian for a cash price of $44.50 per share, totaling $247.8 million. Meridian is the leading manufacturer of auto-injectors for the self-administration of injectable drugs. We will finance the acquisition using our available cash. Closing of the transaction is subject to approval by the holders of a majority of the outstanding common stock of Meridian, appropriate governmental approvals, and other customary conditions, and is expected to be completed before the end of January 2003.

      There are no other present agreements or commitments with respect to any acquisition. Currently, however, we are actively pursuing additional acquisitions that may require the use of substantial capital resources.

Nine Months Ended September 30, 2002

      As of September 30, 2002 we had available up to $400.0 million under a revolving line of credit.

      We generated net cash from operations of $325.6 million for the nine months September 30, 2002. Our net cash provided from operations was primarily the result of $214.0 million in net income, adjusted for non-cash depreciation and amortization of $44.0 million, a valuation allowance of $27.4 million on the Novavax convertible senior notes we hold, an increase in accrued expenses of $81.6 million, and an increase in income taxes payable of $17.2 million. An increase in accounts receivable of $24.3 million, and an increase in inventory of $26.4 million offset the items previously described.

      Cash flows used in investing activities for the nine months ended September 30, 2002 was $315.2 million primarily due to the purchase of marketable securities of $597.9 million, the purchase of Ortho-Prefest® and other intangible assets of $120.3 million, $48.8 million of capital expenditures, and the purchase of Novavax convertible notes of $10.0 million. Proceeds from the maturity and sale of marketable securities of $457.5 million offset the items previously described.

      Cash flows used in financing activities for the nine months September 30, 2002 was $156.5 primarily due to purchases of our common stock totaling $155.4 million.

Certain Indebtedness and Other Matters

      As of September 30, 2002, we had $347.5 million of long-term debt (including current portion) and we have available up to $400.0 million under our revolving credit facility.

      On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement. As of September 30, 2002, $616.0 million remains available to us under the $1.3 billion universal shelf registration.

      In April 2002, we established a $400.0 million five year senior secured revolving credit facility. This facility requires us to maintain a certain minimum net worth, EBITDA to interest expense ratio above an established minimum, and funded debt to EBITDA ratio below an established maximum. As of September 30, 2002, we were in compliance with these covenants.

      On May 13, 2002, our Board of Directors authorized a plan to repurchase up to 7.5 million shares of our common stock. Under the plan, we may repurchase shares of our common stock in the open-market from time to time, depending on market conditions, share price and other factors. During the nine months ended September 30, 2002, we repurchased 6.8 million shares of common stock.

      On May 29, 2002, we acquired the exclusive rights to Ortho-Prefest® tablets in the United States, its territories and possessions and the Commonwealth of Puerto Rico, including the related new drug application, investigational new drug application, copyrights, and patents or licenses to related patents from Ortho-McNeil. We paid $108.0 million for the product rights upon closing plus approximately $3.3 million of expenses. We will pay Ortho-McNeil an additional $7.0 million upon receipt of the U.S. Food and Drug Administration’s (which we refer to in this report as the “FDA”) approval to rename the product “PrefestTM”. The acquisition was financed with cash on hand. We recorded the acquisition of the product rights within intangible assets and have preliminarily assigned a useful life of twenty years. The purchase price allocation among the assets acquired, the determination as to whether the useful life is indefinite or finite and the assignment of lives to the intangibles designated as having finite lives under SFAS No. 142 are preliminary and subject to further evaluation.

Capital Expenditures

      Capital expenditures, including capital lease obligations, were $15.6 million and $6.1 million for the three months ended September 30, 2002 and 2001, respectively, and $48.8 million and $20.2 million for the nine months ended September 30, 2002 and 2001, respectively. The principal capital expenditures included property and equipment purchases, new information technology system implementation costs, and building improvements for facility upgrades and increased capacity.

      We are continuing the process of implementing a new information technology system which we expect to complete next year. This new system will support many of our business functions including manufacturing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting, and other company functions. During the fourth quarter of 2002 and the first half of 2003 we anticipate that capital expenditures associated with the implementation of this new system will be approximately $20.4 million.

Impact of Inflation

      We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from rapid sales growth negating most inflationary pressures.

Recent Accounting Pronouncements

      In the first quarter of 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was $0.9 million, or $0.5 million net of tax. In addition, the change in the value of the derivatives in the quarter and nine months ended September 30, 2001 of $5.6 million and $8.5 million, respectively, was included in other income.

      In the first quarter of 2002, we adopted SFAS No. 141 “Business Combinations”, and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. The results for the quarter and nine months ended September 30, 2002 include the effect of adopting SFAS Nos. 141 and 142, which resulted in a $0.4 million and $1.2 million reduction in expenses, respectively, or $0.3 million and $0.8 million net of tax, respectively, and no increase in basic and diluted earnings per share.

      In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted these standards effective January 1, 2002. The implementation of these standards did not have any effect on our financial statements.

      In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002.” SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary effect of our adopting SFAS No. 145 will be that gains and losses incurred upon the extinguishment of debt may no longer qualify for extraordinary items treatment in the income statement.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” SFAS No. 146 will be effective for exit or disposal activities that we initiate after December 31, 2002.

RISK FACTORS

      Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this “Risk Factors’ section actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.

Risks related to our business

If sales of our major products or royalty payments to us decrease, our results of operations could be adversely affected.

      Altace® accounted for approximately 39.8% and Levoxyl® accounted for approximately 14.9% of our revenues for the nine months ended September 30, 2002, and Altace®, Levoxyl®, Thrombin-JMI® and royalty revenues collectively accounted for approximately 66.8% of our revenues during the same period. We believe that sales of these products will continue to constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not achieve our intended benefits from the Co-Promotion Agreement with Wyeth for the promotion of Altace®.

      We entered into the Co-Promotion Agreement with Wyeth for Altace® partially because we believed a larger pharmaceutical company with more sales representatives and, in our opinion, with substantial experience in the promotion of pharmaceutical products to physicians would significantly increase the sales revenue potential of Altace®. By efficiently co-marketing the new indications for Altace® which were approved by the FDA on October 4, 2000, we intend to increase the demand for the product. In the agreement, both of us have incentives to maximize the sales and profits of Altace® and to optimize the marketing of the product by coordinating our promotional activities.

      Under the Co-Promotion Agreement, Wyeth and we agreed to establish an annual budget of marketing expenses to cover, among other things, direct-to-consumer advertising, such as television advertisements and advertisements in popular magazines and professional journals. One of the goals of the direct-to-consumer advertising campaign is to encourage the targeted audience to ask their own physicians about Altace® and whether it might be of benefit for them. The direct-to-consumer campaign may not be effective in achieving this goal. Physicians may not prescribe Altace® for their patients to the extent we might otherwise hope if patients for whom Altace® is indicated do not ask their physicians about Altace®.

      It is possible that we or Wyeth or both of us will not be successful in effectively promoting Altace® or in optimizing its sales. The content of agreed-upon promotional messages for Altace® may not sufficiently convey the merits of Altace® and may not be successful in convincing physicians to prescribe Altace® instead of other ACE inhibitors or competing therapies. The targets for sales force staffing, the number and frequency of details to physicians and the physicians who are called upon may be inadequate to realize our expectations for the revenues from Altace®. Neither we nor Wyeth may be able to overcome the perception by physicians of a class effect, which we discuss below. Further, developments in technologies, the introduction of other products or new therapies may make it more attractive for Wyeth to concentrate on the promotion of a product or products other than Altace® or to lessen their emphasis on the marketing of Altace®. Our strategic decisions in dealing with managed health care organizations may not prove to be correct and we could consequently lose sales in this market to competing ACE inhibitor products or alternative therapies. If any of these situations occurred, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our Bristol facility and the Aventis (USA) facility do not remain FDA-approved manufacturing and packaging sites for Altace® or if there is an interruption in the supply of raw material for Altace®, the distribution, marketing and subsequent sales of the product could be adversely affected.

      Our Bristol facility is an FDA-approved manufacturing and packaging site for Altace®. Aventis (USA) in Kansas City, Missouri, is our alternative or back-up FDA-approved manufacturing and packaging site for Altace®. Aventis Pharma Deutscheland GmbH (Germany) is our single supplier of ramipril, the active ingredient in Altace®. Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. We have entered into a long-term supply agreement with Aventis (Germany) and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will not be interruptions or delays in the supply of the raw material. Any interruptions or delays in manufacturing or receiving the finished product or raw material used for the future production of Altace® or the failure to maintain our Bristol facility and the Aventis (USA) facility as FDA-approved manufacturing and packaging sites for Altace® could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sales of Altace® may be affected by the perception of a class effect, and Altace® and our other products may be subject to various sources of competition from alternate therapies.

      Although the FDA has approved new indications for Altace®, we may be unable to meet investors’ expectations regarding sales of Altace® due to a perceived class effect or the inability to market Altace®’s new uses and indications effectively.

      All prescription drugs currently marketed by pharmaceutical companies may be grouped into existing drug classes, but the criteria for inclusion vary from class to class. For some classes, specific biochemical properties may be the defining characteristic. For example, Altace® (ramipril) is a member of a class of products known as ACE inhibitors because ramipril is one of several chemicals that inhibits the production of enzymes that convert angiotensin, which could otherwise lead to hypertension.

      When one drug from a class is demonstrated to have a particularly beneficial or previously undemonstrated effect (e.g., the benefit of Altace® as shown by the HOPE trial), marketers of other drugs in the same class (for example, other ACE inhibitors) will represent that their products offer the same benefit simply by virtue of membership in the same drug class. Consequently, other companies with ACE inhibitors that compete with Altace® will represent that their products are equivalent to Altace®. By doing so, these companies will represent that their products offer the same efficacious results demonstrated by the HOPE trial. Regulatory agencies do not decide whether products within a class are quantitatively equivalent in terms of efficacy or safety. Because comparative data among products in the same drug class are rare, marketing forces often dictate a physician’s decision to use one ACE inhibitor over another. We may not be able to overcome other companies’ representations that their ACE inhibitors will offer the same benefits as Altace® as demonstrated by the HOPE trial. As a result, sales of Altace® may suffer from the perception of a class effect.

      Currently, there is no generic form of Altace® available. That is, there is no product that has the same active ingredient as Altace®. Although no generic substitute for Altace® has been approved by the FDA, there are other ACE inhibitors whose patents have expired or will expire in the next few years and there are generic forms of other ACE inhibitors. Also, there are different therapeutic agents that may be used to treat certain conditions treated by Altace®. For example, the group of products known as angiotensin II receptor blocker (which we refer to as an “ARB” in this report), beta-blockers, calcium channel blockers and diuretics, may be prescribed to treat certain conditions that Altace® is used to treat. New ACE inhibitors or other anti-hypertensive therapies, increased sales of generic forms of other ACE inhibitors or of other therapeutic agents that compete with Altace® may adversely affect the sales of Altace®.

Our Co-Promotion Agreement for Altace® with Wyeth could be terminated before we realize all of the benefits of the agreement or it could be assigned to another company by Wyeth or Wyeth could market a competing product.

      Our exclusive Co-Promotion Agreement for Altace® with Wyeth could be terminated before we realize all of the benefits of the agreement. Wyeth and we each have the right to terminate the agreement if annualized net sales of Altace® are not equal to or greater than $300.0 million on October 4, 2003. There are other reasons why either Wyeth or we could terminate the Co-Promotion Agreement. If the Co-Promotion Agreement is terminated for any reason, we may not realize increased sales which we believe may result from the expanded promotion of Altace®. If we must unwind our marketing alliance efforts because of the reasons mentioned above, there may be a material adverse effect on the sales of Altace®.

      If another company were to acquire, directly or indirectly, over 50% of the combined voting power of Wyeth’s voting securities or more than half of its total assets, then Wyeth could assign its rights and obligations under the Altace® Co-Promotion Agreement to a successor without our prior consent. However, a successor would be required to first assume in writing the obligations of Wyeth under the Co-Promotion Agreement before the rights of Wyeth were assigned to it. Another party might not market Altace® as effectively or efficiently as Wyeth did. Also, a company which acquires Wyeth might not place as much emphasis on the Co-Promotion Agreement, might expend fewer marketing resources, such as a fewer number of sales representatives, than Wyeth did, or might have less experience or expertise in marketing pharmaceutical products to physicians. In any of these cases, there may be a material adverse effect on the sales of Altace®.

      When feasible, Wyeth must give us six months’ written notice of its intent to sell, market or distribute any product competitive with Altace®. Under the Co-Promotion Agreement, a product competes with Altace® if it is an ACE inhibitor, an ARB, or an ACE inhibitor or ARB in combination with other cardiovascular agents in a single product. However, an ARB alone or in combination with other cardiovascular agents competes with Altace® only if the level of promotional effort used by Wyeth for the ARB is greater than 50% of that applied to Altace®. A product would not compete with Altace® if in the last 12 months it had net sales of less than $100.0 million or 15% of net sales of Altace®, whichever was higher. Also, a product would not compete with Altace® under the Co-Promotion Agreement if the product were acquired by Wyeth through a merger with or acquisition by a third party and the product was no longer actively promoted by Wyeth or its successor through detailing the product to physicians.

      Once we have been notified in writing of Wyeth’s intent to market, sell or distribute a competing product, then Wyeth has 90 days to inform us as to whether it intends to divest its interest in the competing product. If Wyeth elects to divest the competing product, it must try to identify a purchaser and to enter into a definitive agreement with the purchaser as soon as practicable. If Wyeth elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of our Altace® Co-Promotion Agreement. Alternatively, Wyeth and we could agree upon another commercial relationship, such as royalties payable to us for the sale of the competing product, or we could agree to adjust the promotion fee we pay to Wyeth for the co-promotion of Altace®. If Wyeth and we are unable to establish acceptable terms under any of these options, then we have the option at our sole discretion to reacquire all the marketing rights to Altace® and terminate the Co-Promotion Agreement upon 180 days’ prior written notice to Wyeth. In the event we decided to reacquire all the marketing rights to Altace® we would be obligated to pay Wyeth an amount of cash equal to twice the net sales of Altace® in the United States for the 12 month period preceding the reacquisition. The foregoing could have a material effect on our business, financial condition, results of operations and cash flows.

Our sales of Levoxyl® could be affected by future actions of the FDA, the possible development and approval of a generic substitute for Levoxyl®, our ability to timely obtain and, if issued, maintain effective patent protection for Levoxyl®, and the FDA’s approval of a New Drug Application for the competing product Synthroid®.

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

      On May 25, 2001, the FDA approved our previously filed New Drug Application for Levoxyl®, our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products, including Abbott Laboratories who manufactures the competing product Synthroid®, have received FDA approval of New Drug Applications for their levothyroxine sodium products. The FDA has announced that after August 14, 2001, it will not accept New Drug Applications for levothyroxine sodium drug products. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which New Drug Applications were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application seeking approval of a generic substitute for a levothyroxine sodium product with an approved New Drug Application. A manufacturer could submit an Abbreviated New Drug Application demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to Levoxyl®. If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl®, generic substitution for Levoxyl® may become possible which could result in a decrease in sales of our product Levoxyl® and have a material adverse effect upon our results of operations and cash flows.

      During 2001 we filed with the U.S. Patent and Trademark Office in excess of 20 applications for U.S. patents concerning our FDA-approved new formulation of Levoxyl®. The pending patent applications generally cover, among other things, formulation methodologies and equipment, formulation technologies, biopharmaceutical characteristics, drug delivery systems, and methods-of-use. If such applications are granted, the resulting patents will potentially provide us with patent protection on our FDA-approved new formulation of Levoxyl® for 17 years or more from the date(s) these patents issue. However, we cannot assure you that any or all of the patent applications will be granted, or whether any or all of the resulting patents will provide Levoxyl® with protection from possible generic substitution. Until potential patents issue that effectively provide Levoxyl® with protection from possible generic substitution, the FDA may approve an Abbreviated New Drug Application for a generic substitute for Levoxyl®.

      On March 26, 2002, Jerome Stevens filed a Petition for Stay of Action (assigned Docket No. 02P1035) with the FDA seeking redress from the FDA for the public disclosure on the FDA’s website of alleged trade secrets relating to the manufacturing process for Jerome Stevens’ orally-administered levothyroxine sodium drug product Unithroid. While Jerome Stevens does not specifically request that the FDA stay any action with respect to our levothyroxine sodium drug product Levoxyl®, Jerome Stevens does request, among other broad remedies, that the FDA “immediately and indefinitely stay . . . all grants of drug pre-market authority that used, relied on, or were based on Jerome confidential and trade secret manufacturing information . . .” We have filed a Comment on Jerome Stevens’ Petition with the FDA, stating that the New Drug Application for Levoxyl® was filed with the FDA before the disclosure of Jerome Stevens’ alleged trade secrets, and that the approval of the Levoxyl® New Drug Application is unrelated to such disclosure. Based on these facts, we do not believe that Jerome Stevens’ Petition applies to Levoxyl®. However, if the FDA were to determine that there is a valid legal basis for suspension or withdrawal of FDA approval of the Levoxyl® New Drug Application, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot assure you that sales of Lorabid® will increase in the future. If sales do not increase, there may be a material adverse effect upon our results of operations.

      Prior to our acquisition of Lorabid®, sales of that product were on the decline because we believe that the prior owner was not actively promoting the product. Increased sales of Lorabid® depend upon effective marketing to physicians which leads them to write prescriptions for our product. Since the antibiotic market is very competitive, we cannot assure you that sales of Lorabid® will increase in the future. Eli Lilly and Company manufactures Lorabid® for us under a supply agreement containing significant minimum purchase requirements. If Lorabid® sales do not increase, there may be a material adverse effect upon our results of operations and cash flows, including, but not limited to, a potential significant write-off of excess inventory.

Sales of certain of our women’s health products have been and may continue to be negatively affected by the perception of an increase in certain health risks associated with the use of combination hormone replacement therapies, oral estrogen replacement therapies, and oral contraceptives generally.

      An ongoing clinical trial entitled the Women’s Health Initiative (WHI) is being conducted by the National Institutes of Health (NIH). Data from that trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone replacement therapy, oral estrogen replacement therapy, and oral contraceptive markets generally, which include our products Ortho-Prefest®, Menest®, and Nordette®. We cannot assure you that sales of these products will not continue to be negatively affected by the perception created by the data released to date or any additional data that may be released in the future. If sales of these products continue to be negatively affected by the perception created by data associated with the WHI, there may be a material adverse effect on our business, results of operations, and cash flows.

Accordingly to SFAS 142 we are required to annually review the carrying value of our intangible assets for impairment. If sales of our products decline, the intangible asset value of any declining product could become impaired.

      As of September 30, 2002, we have $1.1 billion of intangible assets. Intangible assets primarily include the net book value of various product rights, trademarks, patents, and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product’s net book value, resulting in a non-cash impairment charge. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition, and results of operations.

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

•	engage in product life cycle management to develop new indications and line extensions for existing and acquired products;

•	successfully develop, license or successfully commercialize new products on a timely basis or at all;

•	develop or license new products in a cost effective manner; or

•	obtain FDA approvals necessary to successfully implement the strategies described above.

      For example, we are

•	in exclusive license agreements with Novavax to promote, market, distribute and sell EstrasorbTM, a topical transdermal estrogen replacement therapy, and AndrosorbTM, a topical testosterone replacement therapy for testosterone deficient women, upon their approval by the FDA;

•	engaged in the development of MRE-0470, a myocardial pharmacologic stress imaging agent; and

•	in a licensing agreement with Novavax to develop recombinant human papillomavirus (HPC) virus-like particle (VLP) vaccines.

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

•	develop or license their products more rapidly than we can,

•	complete any applicable regulatory approval process sooner than we can,

•	market or license their products before we can market or license our products, or

•	offer their newly developed or licensed products at prices lower than our prices,

and thereby have a negative impact on the sales of our newly developed or licensed products. Technological developments or the FDA’s approval of new therapeutic indications for existing products may make our existing products or those products we are licensing or developing obsolete or may make them more difficult to market successfully, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Any significant delays or difficulties in the manufacture or supply of materials for our products may reduce our profit margins and revenues, limit the sales of our products, or harm our reputation.

      We manufacture many of our products in facilities we own and operate. These products include Altace®, Levoxyl®, and Thrombin-JMI, which represent approximately 62.1% of our revenues for the nine months ended September 30, 2002. Many of our production processes are complex and require specialized and expensive equipment. Any unforseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

      A portion or all of many of our product lines, including Altace®, Lorabid®, Bicillin®, Ortho-Prefest®, and Cortisporin®, are currently manufactured by third parties. Once approved, EstrasorbTM will be manufactured for us by Novavax. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications. The occurrence of any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      DSM Pharmaceuticals, Inc. (formerly DSM Catalytica Pharmaceuticals, Inc.), one of our third-party manufacturers, informed us on November 21, 2001, that they ceased operations at their sterile manufacturing facilities in Greenville, North Carolina, as a result of FDA concerns relating to compliance issues. Due to the compliance issues, DSM Pharmaceuticals recommended that we initiate a voluntary recall of all products that they manufacture for us. As a result, we initiated a voluntary recall of these products on December 18, 2001. The products affected were Cortisporin® Otic Suspension, Cortisporin® Otic Solution, Cortisporin® Ophthalmic Suspension, Pediotic® Otic Suspension, Septra® IV Infusion, and Neosporin® GU Irrigant. DSM Pharmaceuticals has since notified us that it has addressed the compliance issues and has resumed production of all our affected products, except Septra® IV Infusion. However, we cannot assure you that additional product recalls will not occur in the future. The failure of DSM Pharmaceuticals to adequately address the compliance issues at its sterile manufacturing facilities in Greenville, North Carolina in accordance with its written assurances to us or additional product recalls could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our Parkedale facility has been the subject of FDA concerns. If we cannot adequately address the FDA’s concerns, we may be unable to operate the Parkedale facility and, accordingly, our business may suffer.

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

      The Parkedale facility was inspected by the FDA in December 2001. When an FDA inspector completes an authorized inspection of a manufacturing facility, the inspector provides the owner/operator of the facility with a written report listing the inspector’s observations of objectionable conditions and practices. This written report is known as an “FDA Form 483” or simply as a “483.” The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the December 2001 inspection. While no law or regulation requires us to respond to a 483, we have submitted a written response detailing our plan of action with respect to each of the observations made on the December 483 and our commitment to correct the objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with current Good Manufacturing Practices, which are commonly referred to as “cGMPs”. While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operation and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions. The 483 from December 2001 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

We are near maximum capacity at our Middleton facility which will limit our ability to increase production of Thrombin®-JMI.

      We are currently working on long-term solutions to expand our production capacity for Thrombin®-JMI which should potentially be completed in the next two to three years. These long-term solutions may further expand our manufacturing capacity for Thrombin®-JMI upon completion. We cannot assure you that our plans to expand our production capacity for Thrombin®-JMI will be successful and/or timely. If we cannot successfully and timely expand our production capacity for Thrombin®-JMI, our ability to increase production of Thrombin®-JMI will be limited thereby limiting our unit sales growth for this product.

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

      During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax, including $10.0 million that was provided in June 2002. The loan is impaired as defined under SFAS 114, “Accounting by Creditors for Impairment of a Loan.” SFAS 114 requires the creditor to evaluate the cash flows available from any collateral (in King’s situation, the Novavax common stock obtainable upon conversion) in order to determine the amount of any valuation allowance for an impaired loan. Because of the recent significant decline in the share price of Novavax common stock to levels below that established by King’s common stock conversion options associated with the Novavax convertible notes, we established a valuation allowance in the second quarter of 2002. As of September 30, 2002, the valuation allowance for the Novavax convertible notes equaled $27.4 million. We determined the amount of the valuation allowance by reference to the September 30, 2002 quoted market price of the Novavax common stock. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired. If the Novavax common stock price continues to decline, we may incur additional special charges related to the investment in the convertible notes. Accordingly, our earnings may be adversely impacted by these special charges.

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

      Although product returns were approximately 2.6% of gross sales for the nine months ended September 30, 2002, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.

      Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 647 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture.

      The source material for our product Thrombin-JMI® comes from bovine plasma and lung tissue. Bovine-sourced materials from outside the United States may be of some concern because of potential transmission of Bovine Spongiform Encephalopathy, or BSE. However, we have taken precautions to minimize the risks of contamination from BSE in our source materials including, primarily, the use of bovine materials only from FDA-approved sources in the United States. Although no BSE has been documented in the United States, the United States is considered a Category II BSE-risk country, meaning that the United States is probably BSE-free but has some history of importing cattle from the United Kingdom.

      We receive the bovine raw materials from a single vendor and any interruption or delay in the supply of that material could adversely affect the sales of Thrombin-JMI®. In addition to other actions taken by us and our vendor to minimize the risk of BSE, we are developing steps to further purify the material of other contaminants. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. We will continue surveillance of the source and believe that the risk of BSE-contamination in the source materials for Thrombin-JMI® is very low. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI®. If BSE spreads to the United States, the manufacture and sale of Thrombin-JMI® and our business, financial condition and results of operations could be materially and adversely affected.

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

      We may not be successful in securing or maintaining proprietary patent protection for our products or products we develop or technologies we license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. The validity of patents can be subject to expensive litigation. Some of our major branded pharmaceutical products have proprietary patent protection, including Altace® with a composition of matter patent through October 2008. We can give you no assurance that our patents will not be challenged. Competitors may be able to develop similar or competitive products outside the scope of our patents which could have a material adverse effect on sales of our products or the amounts of royalty revenues we receive.

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

      We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our board of directors. In addition, our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include:

•	a classified board of directors;

•	the ability of the board of directors to designate the terms of and issue new series of preferred stock;

•	advance notice requirements for nominations for election to the board of directors; and

•	special voting requirements for the amendment of our charter and bylaws.

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

•	general market conditions;

•	perceptions about market conditions in the pharmaceutical industry;

•	announcements of technological innovations;

•	changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

•	changes in domestic or foreign governmental regulations or regulatory approval processes; and

•	variations in our results of operations.

      This volatility may have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market (and in particular the securities of emerging growth companies such as King) could experience extreme price and volume fluctuations unrelated to operating performance. The volatility of our common stock imposes a greater risk of capital losses on our shareholders than would a less volatile stock. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder’s holdings of our common stock.

Risks related to our industry

Failure to comply with government regulations could affect our ability to operate our business.

      Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, which we refer to as the “DEA,” the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency, which we refer to as the “EPA,” as well as by foreign governments in countries where we distribute some of our products.

      Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities in which our products are manufactured, sold or distributed and could have ramifications for our contracts with government agencies such as the Veteran’s Administration or the Department of Defense. These enforcement actions could have a material adverse effect on our business, financial condition and results of operations.

      All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the Federal Food, Drug and Cosmetic Act, known as the “FDC Act,” or the Public Health Service Act, known as the “PHS Act,” or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could have a material adverse effect on our business, financial condition and results of operations.

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

      The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug’s safety or efficacy. All drugs must be manufactured in conformity with cGMPs, and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

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

•	we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

•	additional competitors will not enter the market; or

•	competition for acquisition of products, companies, technologies and product lines will not have a material adverse effect on our business, financial condition and results of operations.

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

•	we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

•	additional competitors will not enter the market; or

•	competition for acquisition of products, companies, technologies and product lines will not have a material adverse effect on our business, financial condition and results of operations.

      Product Competition. Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities.

      Our largest product Altace® competes in the market with other cardiovascular therapies, including in particular, the following ACE inhibitors or any generic equivalents:

•	Zestril® (AstraZeneca PLC),

•	Acupril® (Pfizer Inc.),

•	Prinivil® (Merck & Co., Inc.),

•	Lotensin® (Novartis AG),

•	Monopril® (Bristol-Myers Squibb Company), and

•	Mavik® (Abbott Laboratories).

      Our second largest product Levoxyl® competes with the following levothyroxine sodium products:

•	Synthroid® (Abbott Laboratories),

•	Levothroid® (Forest Laboratories, Inc.) and

•	Unithroid® (Watson Pharmaceuticals, Inc.).

      We intend to market these products aggressively by, among other things

•	detailing and sampling to the primary prescribing physician groups, and

•	sponsoring physician symposiums, including continuing medical education seminars, and

      Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, the FDA approved for sale generic substitutes for Tapazole® during 2000 and Florinef® in March 2002.

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

      These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These statements are contained in sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this report.

      Forward-looking statements include, but are not limited to:

•	the future growth potential of, and prescription trends for our branded pharmaceutical products, particularly Altace®, Levoxyl® and Thrombin-JMI®;

•	expected trends with respect to particular income and expense line items;

•	the development and potential commercialization of HPV vaccines, EstrasorbTM and AndrosorbTM by Novavax and King;

•	the development by King Pharmaceuticals Research and Development of MREO470, pre-clinical programs, and product life cycle development projects;

•	our continued successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our co-promotion agreements with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending application related to EstrasorbTM, and other regulatory agencies worldwide;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding patent approvals including those patents pending for Levoxyl® and Tigan® 300mg capsules and the protections to be provided by these patents if issued;

•	the planned implementation of our new information technology system; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

      These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail above in the section entitled “Risk Factors.”

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

      Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

      As of September 30, 2002, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

Item 4.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      The information required by this Item is incorporated by reference to Note 6 to the Condensed Consolidated Financial Statements included elsewhere in this document.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

99.1	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Jefferson J. Gregory, the Chairman and Chief Executive Officer of King Pharmaceuticals, Inc., on November 14, 2002.
99.2	—	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by James R. Lattanzi, the Chief Financial Officer of King Pharmaceuticals, Inc., on November 14, 2002.

      (b) Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ JEFFERSON J. GREGORY

Jefferson J. Gregory
Chairman and Chief Executive Officer

Date: November 14, 2002

By:	/s/ JAMES R. LATTANZI

James R. Lattanzi
Chief Financial Officer

Date: November 14, 2002

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

      I, Jefferson J. Gregory, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of King Pharmaceuticals, Inc. (“King”);

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of King as of, and for, the periods presented in this quarterly report.

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JEFFERSON J. GREGORY

Jefferson J. Gregory
Chairman of the Board and Chief Executive Officer

Date: November 14, 2002

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

      I, James R. Lattanzi, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of King Pharmaceuticals, Inc. (“King”);

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of King as of, and for, the periods presented in this quarterly report.

      4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES R. LATTANZI

James R. Lattanzi
Chief Financial Officer

Date: November 14, 2002