Form 10-K
period 2002-12-31
KING PHARMACEUTICALS INC
filed 2003-07-29
CIK 1047699

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

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

       Registrant's telephone number, including area code: (423) 989-8000

         Securities registered under Section 12(b) of the Exchange Act:

            (TITLE OF EACH CLASS)                   (NAME OF EACH EXCHANGE ON WHICH REGISTERED)
            ---------------------                   -------------------------------------------
                COMMON STOCK                                  NEW YORK STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:
                                      NONE

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes [ ]      No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. [X]

     The aggregated market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2003 was $3,143,503,811.

     The number of shares of Common Stock, no par value, outstanding at July 24, 2003 was 241,036,135.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

     This annual report on Form 10-K for the year ended December 31, 2002, contains the audited consolidated financial statements of King Pharmaceuticals, Inc. for the year ended December 31, 2002.

     On March 31, 2003, we filed a notification of late filing on Form 12b-25, disclosing that we were delaying the filing of our annual report on Form 10-K and the issuance of audited consolidated financial statements for the year ended December 31, 2002 pending completion of an internal review by the Audit Committee of our Board of Directors of the issues raised by an ongoing SEC investigation. On April 15, 2003, we filed a Form 8-K containing unaudited consolidated financial statements for the year ended December 31, 2002. In the April 15 Form 8-K, we disclosed that our audited consolidated financial statements for the year ended December 31, 2002, once issued, might contain material changes from the unaudited consolidated financial statements contained in that Form 8-K. The Audit Committee completed the internal review on July 28, 2003, enabling us to prepare our audited consolidated financial statements for the year ended December 31, 2002 and to file this annual report on Form 10-K.

     The audited consolidated financial statements contained in this annual report on Form 10-K reflect three adjustments arising from the internal review or otherwise based on information that became available subsequent to the release of the unaudited consolidated financial statements contained in the April 15 Form 8-K. These are

     (1) a $46.5 million adjustment to our accrual for estimated amounts due under Medicaid and other governmental pricing programs,

     (2) an additional $39.8 million charge relating to Lorabid(R), consisting of a $49.9 million accrual for Lorabid(R) purchase commitments in excess of expected demand and a $10.0 million reduction (from $76.8 million to $66.8 million) in the previously announced Lorabid(R) intangible asset impairment charge, and

     (3) a deferral of $4.7 million of revenue associated with a purchase of our products by the King Benevolent Fund, Inc.

     The audited consolidated financial statements contained in this annual report supersede the unaudited consolidated financial statements contained in the April 15 Form 8-K. You should no longer rely on the unaudited consolidated financial statements contained in the April 15 Form 8-K.

     For additional information on these adjustments, please see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments" in this Form 10-K and Notes 2 and 8 to the audited consolidated financial statements included in this Form 10-K.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our website is www.kingpharm.com. We have, since November 15, 2002, made available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments as soon as reasonably practical. Our wholly-owned subsidiaries are Monarch Pharmaceuticals, Inc.; Jones Pharma Incorporated; Meridian Medical Technologies, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; King Pharmaceuticals of Nevada, Inc.; and Monarch Pharmaceuticals Ireland Limited.

     King is a vertically integrated pharmaceutical company that develops manufactures, markets and sells branded prescription pharmaceutical products. By "vertically integrated," we mean that we have the capabilities of a major pharmaceutical company, including

     - sales and marketing,

     - manufacturing,

     - packaging,

     - distribution,

     - quality control and assurance,

     - regulatory affairs, and

     - research and development.

     Through a national sales force of approximately 1,200 individuals and marketing alliances, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, obstetrician/gynecologists, and hospitals across the United States and in Puerto Rico.

     Our business strategy includes the acquisition of branded pharmaceutical products and increasing their sales through focused marketing and promotion and product life cycle management. By "product life cycle management," we mean the extension of the life of a product, including seeking and gaining all necessary related governmental approvals, by such means as:

     - securing U.S. Food and Drug Administration, or the "FDA," approved new label indications,

     - developing and producing different strengths,

     - producing different package sizes,

     - developing new dosages, and

     - developing new product formulations.

     We acquire branded products primarily from larger pharmaceutical companies. These companies sell products for various reasons including limiting their costs or eliminating duplicate products.

     Our business strategy also includes the development of new branded prescription pharmaceutical products, including new chemical entities, as well as the acquisition of compounds already in development, that provide us with strategic pipeline product opportunities.

     We also seek attractive company acquisitions which add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations.

     Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to purchase a wide variety of products. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our branded pharmaceutical products can be divided primarily into the following therapeutic areas:

     - cardiovascular (including Altace(R), Corzide(R), Procanbid(R) and Thalitone(R)),

     - endocrinology/women's health (including Levoxyl(R), Cytomel(R), Triostat(R), Prefest(R), Menest(R), Delestrogen(R) and Nordette(R)),

     - orthopedic (Skelaxin(R)),

     - critical care (including Thrombin-JMI(R), Brevital(R) and Synercid(R)),

     - neurology/central nervous system (Sonata(R)),

     - anti-infectives (including Bicillin(R), Cortisporin(R), Neosporin(R), and Coly-Mycin M(R)),

     - respiratory (including Intal(R) and Tilade(R)), and

     - biodefense (Atropen(R) and ComboPen(R)).

     We acquired from Glaxo Wellcome, Inc., predecessor to GlaxoSmithKline plc, for $54.0 million, including $3.1 million of assumed liabilities, all rights to the Cortisporin(R) product line in March 1997; the Viroptic(R) product line in May 1997; and six additional branded products, including Septra(R), and exclusive licenses, free of royalty obligations, for the prescription formulations of Neosporin(R) and Polysporin(R) in November 1997.

     In February 1998, we acquired from Warner-Lambert Company (predecessor to Pfizer, Inc.), 15 branded pharmaceutical products, the Parkedale facility located in Rochester, Michigan and some manufacturing contracts for third parties for $127.9 million, including $2.9 million of assumed liabilities.

     In December 1998, we acquired from Hoechst Marion Roussel, Inc. (predecessor to Aventis Pharmaceuticals, Inc.), for $362.5 million, the United States and Puerto Rico rights to Altace(R) and two other small branded pharmaceutical products. Altace(R) is an Angiotensin Converting Enzyme inhibitor, which we refer to in this report as an "ACE" inhibitor. We refer to this acquisition in this report as the "Altace Acquisition." We are currently manufacturing and packaging Altace(R) in our facility in Bristol, Tennessee. Aventis also remains a supplier of Altace(R). Altace(R) has United States patents listed in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the "Orange Books" that expire in January 2005, October 2008 and April 2012. On October 4, 2000, the FDA approved the new indications for Altace(R) requested under a supplemental New Drug Application. In this report we refer to a supplemental New Drug Application as an "sNDA." In addition to the treatment of hypertension, this approval permits the promotion of Altace(R) to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking or documented microalbuminuria). Altace(R) is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining acute myocardial infarction. Altace(R) is marketed by our subsidiary Monarch Pharmaceuticals, Inc. and by Wyeth pursuant to the Co-Promotion Agreement we entered into in June 2000 described below.

     In August 1999, we acquired the antibiotic Lorabid(R) in the United States and Puerto Rico from Eli Lilly and Company for $91.7 million, including acquisition costs plus sales performance milestones that could bring the total value of the transaction to $158.0 million. As of December 31, 2002, no milestone payments had been made. We have a supply agreement with Eli Lilly under which we remain obligated to purchase minimum levels of inventory of Lorabid(R) through August 2006. During the fourth quarter of 2002, we decided to divest our rights to Lorabid(R) and reviewed the related intangible assets for impairment. Prior to that, we considered our supply agreement with Eli Lilly and the need to evaluate it for the effects of potential excess purchase commitments. Based on changes in estimated prescription trends, we believe the minimum purchase commitments under the supply agreement are greater than inventory quantities which we will be able to sell to our customers. As a result, we have recorded a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand. Based on our review for impairment of intangible assets, as updated for management's cash flow expectations for Lorabid(R) as of July 2003, we determined that the Lorabid(R) intangible assets were impaired and recorded an impairment charge of $66.8 million. Additionally, we donated $15.2 million of Lorabid(R) inventory to the King Benevolent Fund, Inc. as a result of the decision to divest our rights to Lorabid(R).

     On February 25, 2000, we acquired Medco Research, Inc. in an all stock transaction accounted for as a pooling of interests valued at approximately $366.0 million. We exchanged approximately 14.4 million shares of King common stock for all of the outstanding shares of Medco. Each share of Medco was exchanged for 1.3514 shares (post subsequent stock splits) of King common stock. In addition, outstanding Medco stock options were converted at the same exchange ratio to purchase approximately 1.4 million shares (post subsequent stock splits) of King common stock. Medco is now one of our wholly owned subsidiaries and, effective November 1, 2000, was renamed "King Pharmaceuticals Research and Development, Inc." Through King Research and Development, we are engaged in product life cycle management to develop new indications and line extensions for existing and acquired products and working to improve the quality and efficiency of our manufacturing processes. Additionally, we are engaged in the research and development of chemical compounds, including new chemical entities, which provide us with strategic pipeline opportunities that may lead to the commercialization of new branded prescription pharmaceutical products.

     On June 23, 2000, we entered into a marketing alliance with Wyeth to market Altace(R) in the United States and Puerto Rico. We refer to this agreement in this report as the "Co-Promotion Agreement." Subject to the terms of the Co-Promotion Agreement, we pay Wyeth a quarterly fee based on a percentage of net sales in exchange for its marketing efforts. Wyeth purchased $75.0 million of our common stock and paid us $25.0 million in cash upon execution of the Co-Promotion Agreement. Wyeth paid us an additional $50.0 million in November 2000 as a result of the FDA's final approval on October 4, 2000 of new indications for Altace(R).

     On August 31, 2000, we acquired Jones Pharma Incorporated in an all stock transaction accounted for as a pooling of interests valued at approximately $2.4 billion. We exchanged approximately 98.4 million shares (post subsequent stock splits) of King common stock for all of the outstanding shares of Jones. Each share of Jones was exchanged for 1.5 shares (post subsequent stock splits) of King common stock. In addition, outstanding Jones stock options were converted at the same exchange ratio to purchase approximately 5.4 million shares (post subsequent stock splits) of King common stock. Jones is now one of our wholly-owned subsidiaries.

     On January 8, 2001, we entered into a license agreement with Novavax to promote, market, distribute and sell Estrasorb(TM), Androsorb(TM) and some other women's health products which may be developed by Novavax, Inc. Under the terms of this agreement, as amended by our subsequent agreements with Novavax on June 29, 2001, we have an exclusive license with Novavax to promote, market, distribute and sell, following approval, these products worldwide, except for the United States and Puerto Rico, where, under a separate agreement, we will co-market them with Novavax. During the term of the license, we will pay Novavax a reasonable royalty on net sales of these products in all territories except the United States and Puerto Rico. Novavax will pay us an amount equal to 50% of the net sales derived from the sale of these products in the United States and Puerto Rico. We will share equally with Novavax approved marketing expenses related to the promotion of these products in the United States and Puerto Rico, Estrasorb(TM) is a topical estrogen replacement therapy which employs Novavax's proprietary micellar nanoparticle technology designed to deliver 17-betaestradiol, a naturally occurring hormone, through the skin when applied in the form of a lotion. Androsorb(TM) is a topical testosterone replacement therapy for testosterone deficient women.

     On May 25, 2001, the FDA approved our previously filed New Drug Application, which we refer to as an "NDA," for Levoxyl(R), our levothyroxine sodium drug product. We had filed this application as a result of the FDA's August 14, 1997 announcement in the Federal Register (62 FR 43535) that orally administered levothyroxine sodium drug products are new drugs. The notice stated that manufacturers who wish to continue to market these products must submit applications as required by the Food, Drug and Cosmetic Act by August 14, 2000. On April 26, 2000, the FDA issued a second Federal Register notice extending the deadline for filing these applications until August 14, 2001.

     On August 8, 2001, we acquired certain rights to three branded pharmaceutical products and a license to a fourth product from Bristol-Myers Squibb Company for $285.0 million plus approximately $1.5 million of expenses. The product rights acquired include Bristol-Myers Squibb's rights in the United States to Corzide(R), Delestrogen(R) and Florinef(R). We also acquired a fully paid license to Corgard(R) in the United States. Corzide(R), a combination beta blocker and thiazide diuretic, is indicated for the management of hypertension. Corgard(R), a beta blocker, is indicated also for the management of hypertension, as well as long-term management of patients with angina pectoris. Delestrogen(R) is an injectable estrogen replacement therapy. Florinef(R) is a partial replacement therapy for primary and secondary adrenocortical insufficiency in Addison's disease and for the treatment of salt-losing adrenogenital syndrome. For information regarding charges related to Florinef(R), please see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

     On December 13, 2001, the FDA approved our NDA for Tigan(R) 300mg capsules. Tigan(R) is indicated for the treatment of post-operative nausea and vomiting and for nausea associated with gastroenteritis.

     On May 29, 2002, we acquired all rights to Ortho-Prefest(R), a branded pharmaceutical product, from Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson subsidiary, for $108.0 million, plus approximately $3.3 million of expenses. During February 2003, we paid Ortho-McNeil an additional $7.0 million upon receipt of the FDA's approval to rename the product "Prefest." Prefest(R) is a differentiated combination hormone replacement therapy with an intermittent progestin administration, together with a continuous administration of estrogen, that complements and expands our women's health portfolio.

     On October 8, 2002, we acquired an exclusive license from BeartownPharma, Inc. to manufacture, promote, market, distribute and sell Tetrac, currently in development, as a compound for the suppression of pituitary secretion of thyroid stimulating hormone in the United States, its territories and possessions, Canada, Mexico, and all countries in Central America and South America for approximately $1.0 million and potential milestone payments of up to $9.0 million. We will pay Beartown during the term of the license a reasonable royalty on net sales in each country in the territory covered by the license.

     On December 30, 2002, we licensed or acquired the rights to three branded pharmaceutical products from Aventis for the initial cash payment of $197.5 million, plus $4.3 million of expenses. The products acquired include all rights in the United States, Puerto Rico, and Canada to Intal(R) and Tilade(R), inhaled anti-inflammatory agents for the management of asthma, and worldwide rights, excluding Japan, to Synercid(R), an injectable antibiotic indicated for treatment of vancomycin-resistant enterococcus faecium and treatment of some complicated skin and skin structure infections. As additional consideration for Synercid(R), we have agreed to potential milestone payments to Aventis totaling $75.1 million.

     On January 8, 2003, we acquired Meridian Medical Technologies, Inc. for $246.8 million in cash paid to its shareholders in exchange for their shares of Meridian common stock. Meridian pioneered the development, and is the leading manufacturer, of auto-injectors for the self-administration of injectable drugs. An auto-injector is a pre-filled, pen-like device that allows a patient or caregiver to automatically inject a precise drug dosage quickly, easily, safely and reliably. Meridian's pharmaceutical products include EpiPen(R), an auto-injector filled with epinephrine for the emergency treatment of anaphylaxis resulting from severe or allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis. Meridian manufactures EpiPen(R) under a supply agreement with Dey, L.P., which markets the products. Other products include a nerve gas antidote utilizing Meridian's patented dual chambered auto-injector and injection process, and auto-injectors filled with morphine for pain management and diazepam for treatment of seizures.

     On June 12, 2003, we acquired the primary care business of Elan Corporation, plc and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including rights to potential new formulations, of Sonata(R) and Skelaxin(R), together with Elan's United States primary care field sales force. Product rights subject to the agreement include those related to Sonata(R), a nonbenzodiazepine treatment for insomnia, and Skelaxin(R), a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan's sale of Skelaxin(R) included related NDAs, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin(R). Elan's sale of Sonata(R) included its rights to the product, as well as certain related copyrights. We also acquired certain intellectual property, regulatory, and other assets relating to Sonata(R) directly from Wyeth. Under the terms of the agreement, we secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata(R), other than for use in animals. We paid approximately $750.0 million at closing. The $750.0 million purchase price included the transfer of inventory with a value of approximately $40.0 million. We also

     - will pay royalties on the current formulation of Skelaxin(R) from the date of closing and up to $71.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata(R);

     - have a potential milestone payment of $15.0 million if annual net sales of a reformulation version of Sonata(R) exceed $100.0 million; and

     - will pay an additional $25.0 million milestone payment to Elan relating to the ongoing exclusivity of Skelaxin(R) on January 2, 2004.

Prior to the closing of this transaction, we had received a letter on March 13, 2003 from the Federal Trade Commission, which we refer to as the "FTC," stating that it was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan's product Skelaxin(R). The focus of this investigation was Elan's listing in the FDA's Orange Book of at least one patent claiming a method of using metaxalone, and other actions with regard to FDA regulatory processes. As a result of this new information, we commenced an investigation and asked Elan to provide additional information. On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel us to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, we reached an agreement with Elan that restructured the terms of the transaction as described above, and, as a result, the litigation has since been dismissed.

     On April 29, 2003, we received the first patent on our FDA-approved Levoxyl(R), U.S. Patent No. 6,555,581, a utility patent with composition of matter claims. We have submitted in excess of 40 patent applications relating to our novel quick-dissolving formulation of Levoxyl(R).

     On June 19, 2003, we received FDA approval of our sNDA covering pediatric and adult formulations of our nerve gas antidote AtroPen(R). This is the first time that pediatric formulations of this homeland security product have been approved for use in the United States. AtroPen(R) utilizes the auto-injector technology we acquired in our January 2003 acquisition of Meridian. We do not anticipate being able to distribute pediatric formulations of this product before the first quarter of 2004.

     We manufacture pharmaceutical products under contracts with a variety of pharmaceutical and biotechnology companies. We intend to enter into additional manufacturing contracts in cases where we identify contracts that offer significant volumes and attractive revenues. We have not accepted or renewed manufacturing contracts for third parties where we perceived insignificant volumes or revenues.

     The following summarizes net revenues by operating segment (in thousands).

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000       2001        2002
                                                              --------   --------   ----------
Branded pharmaceuticals(1)..................................  $529,053   $793,543   $1,032,831
Royalties...................................................    41,473     46,774       58,375
Contract manufacturing......................................    42,755     29,680       35,936
Other.......................................................     6,962      2,265        1,193
                                                              --------   --------   ----------
          Total.............................................  $620,243   $872,262   $1,128,335
                                                              ========   ========   ==========

---------------

(1) Branded pharmaceuticals segment net revenues for 2002 reflect (a) a $22,113 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001, (b) a $12,399 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002, and (c) an $11,970 charge arising from changes in accounting estimates related to Medicaid and other governmental pricing programs. For additional information, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments" and Note 2 to our audited consolidated financial statements.

INDUSTRY

     Growth in the pharmaceutical industry is being driven primarily by:

     - the aging population,

     - technological breakthroughs that have increased the number of ailments which can be treated with or prevented by drugs,

     - managed care's preference for drug therapy over surgery since drug therapy is generally less costly, and

     - direct-to-consumer advertising which has increased public awareness of available drug therapies.

     During the past decade, the pharmaceutical industry has been faced with cost containment initiatives from government and managed care organizations and has begun to consolidate. Consolidation is being driven by a desire among pharmaceutical companies to reduce costs through economies of scale and synergies, to add previously lacking United States or European sales strength and to add promising product pipelines or manufacturing capabilities in key therapeutic categories.

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

BRANDED PRODUCTS

     We market a variety of branded prescription products that primarily can be divided into the following therapeutic areas:

     - cardiovascular (including Altace(R), Corzide(R), Thalitone(R) and Procanbid(R)),

     - endocrinology/women's health (including Levoxyl(R), Cytomel(R), Triostat(R), Prefest(R), Menest(R), Delestrogen(R) and Nordette(R)),

     - orthopedic (Skelaxin(R)),

     - critical care (including Thrombin-JMI(R), Synercid(R) and Brevital(R)),

     - neurology/central nervous system (Sonata(R)),

     - anti-infective (including Bicillin(R), Cortisporin(R), Neosporin(R) and Coly-MycinM(R)),

     - respiratory (including Intal(R) and Tilade(R)) and

     - biodefense (Atropen(R) and ComboPen(R)).

     Our branded pharmaceutical products are generally in high volume therapeutic categories and are well known for their indications (for example, Altace(R), Skelaxin(R), Levoxyl(R) and Sonata(R)). Additionally, many of our branded products have limited or no generic competition, including patent protected products and products that are difficult to formulate. Branded pharmaceutical products represented 91.5% and 91.0% of total net revenues for each of the years ended December 31, 2002 and 2001.

     Cardiovascular. Altace(R), an ACE inhibitor, is our primary product within this category. In August 1999, the results of the Heart Outcomes Prevention Evaluation trial, which we refer to in this report as the "HOPE trial," were released. The HOPE trial determined that Altace(R) significantly reduces the rates of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in a broad range of high-risk cardiovascular patients. On October 4, 2000, the FDA approved our SNDA. This approval permits the promotion of Altace(R) to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking or documented microalbuminuria). Corzide(R) is a combination beta blocker and thiazide diuretic indicated for the management of hypertension. Corgard(R) is a beta blocker indicated for the management of hypertension as well as long term management of patients with angina pectoris. Procanbid(R) is a branded pharmaceutical product used to treat arrhythmia with a patent listed in the FDA Orange Book that expire in August 2014. Thalitone(R) is a hypertension diuretic tablet indicated for the management of hypertension with a patent listed in the FDA Orange Book that expires in June 2007. These products are marketed primarily to primary care physicians and cardiologists.

     Endocrinology/women's health. We have a number of leading branded pharmaceutical products in this category including Levoxyl(R), Cytomel(R), Triostat(R), Prefest(R), Menest(R), Delestrogen(R) and Nordette(R). Our products Levoxyl(R), Cytomel(R) and Triostat(R) are indicated for the treatment of thyroid disorders. Prefest(R) is a combination hormone replacement therapy. Menest(R), which we acquired from GlaxoSmithKline in June 1998, and Delestrogen(R), which we acquired from Bristol-Myers Squibb in August 2001, are estrogen replacement therapies. These products are marketed primarily to primary care physicians, endocrinologists and obstetrician/gynecologists.

     Orthopedic. Skelaxin(R) is a muscle relaxant indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions. This product is marketed primarily to primary care physicians and orthopedic surgeons.

     Critical care. Products in this category are marketed primarily to hospitals. Our largest products in this category are Thrombin-JMI(R), Synercid(R) and Brevital(R). Thrombin-JMI(R) aids in controlling minor bleeding during surgery. Synercid(R) is an injectable antibiotic, primarily administered in hospitals, indicated for treatment of vancomycin-resistant enterococcus faecium and treatment of some complicated skin and skin structure infections. Brevital(R) is an anesthetic solution for intravenous use in adults and for rectal and intramuscular use in pediatric patients. Brevital(R) is marketed as a short-term and long-term anesthetic because of its rapid onset of action and quick recovery time. Brevital(R) is used alone and in combination with other anesthetics. Its rapid onset of action makes it a useful induction agent prior to the administration of other agents to maintain anesthesia.

     Neurology/central nervous system. Sonata(R) is a nonbenzodiazepine treatment for insomnia. This product is promoted primarily to primary care physicians, neurologists, and psychiatrists.

     Anti-infective. Our anti-infective products are marketed primarily to general/family practitioners and internal medicine physicians and are prescribed to treat uncomplicated infections of the respiratory tract, urinary tract, eyes, ears and skin. These products are generally in technologically mature product segments and as a result have limited product liability risk. Bicillin(R) is our largest product in the category.

     Respiratory. Our respiratory products are marketed primarily to primary care physicians and respiratory specialists. Our primary products in this area include Intal(R) and Tilade(R). Intal(R) and Tilade(R) are oral multi-dose inhalers of non-steroidal anti-inflammatory agents indicated for the preventive management of asthma.

     Biodefense. Our biodefense products are AtroPen(R) and ComboPen(R). These products, which utilize our auto-injector technology, can be used in combination as a treatment for poisoning due to exposure to specified nerve agents or insecticides.

     Some of our branded prescription products are described below:

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
CARDIOVASCULAR
Altace(R)(1)......................  Aventis                   A hard-shell capsule for oral
                                    (December 1998)           administration indicated for the
                                                              treatment of hypertension and
                                                              reduction of the risk of stroke,
                                                              myocardial infarction (heart
                                                              attack) and death from
                                                              cardiovascular causes in patients
                                                              55 and over either with a history
                                                              of coronary artery disease, stroke
                                                              or peripheral vascular disease or
                                                              with diabetes and one other
                                                              cardiovascular risk factor (such
                                                              as elevated cholesterol levels or
                                                              cigarette smoking). Altace(R) is
                                                              also indicated in stable patients
                                                              who have demonstrated clinical
                                                              signs of congestive heart failure
                                                              after sustaining acute myocardial
                                                              infarction.
Thalitone(R)(2)...................  Horus Therapeutics, Inc.  A hypertension-diuretic tablet
                                    (December 1996)           indicated for the management of
                                                              hypertension, either alone or in
                                                              combination with other
                                                              antihypertensive drugs, and for
                                                              edema associated with congestive
                                                              heart failure and various forms of
                                                              renal dysfunction.
Procanbid(R)......................  Pfizer                    A procainamide extended-release
                                    (February 1998)           tablet indicated for the treatment
                                                              of documented ventricular
                                                              arrhythmia, such as sustained
                                                              ventricular tachycardia, that, in
                                                              the judgment of a physician, are
                                                              life-threatening.
Corzide(R)........................  Bristol-Myers Squibb      A combination beta blocker and
                                    (August 2001)             thiazide diuretic indicated for
                                                              the management of hypertension.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
Corgard(R)(3).....................  Bristol-Myers Squibb      A beta blocker, indicated for the
                                    (August 2001)             management of hypertension as well
                                                              as long term management of
                                                              patients with angina pectoris.
Adrenalin(R)......................  Pfizer                    A sterile solution made from the
                                    (February 1998)           active principle of the adrenal
                                                              medulla used to relieve
                                                              respiratory distress and
                                                              hypersensitivity reactions and
                                                              restore cardiac rhythm in cardiac
                                                              arrest due to various causes.
ENDOCRINOLOGY/WOMEN'S HEALTH
Levoxyl(R)........................  Jones                     Color-coded, potency marked
                                    (August 2000)             tablets indicated as replacement
                                                              therapy for any form of diminished
                                                              or absent thyroid function.
Tapazole(R).......................  Jones                     A tablet indicated in the medical
                                    (August 2000)             treatment of hyperthyroidism.
Cytomel(R)........................  Jones                     A tablet indicated in the medical
                                    (August 2000)             treatment of hyperthyroidism. The
                                                              only commercially available
                                                              thyroid hormone tablet containing
                                                              T(3) as a single entity.
Triostat(R).......................  Jones                     A sterile non-pyrogenic aqueous
                                    (August 2000)             solution for intravenous
                                                              administration indicated in the
                                                              treatment of myxedema
                                                              coma/precoma.
Florinef(R).......................  Bristol-Myers Squibb      A partial replacement therapy for
                                    (August 2001)             primary and secondary
                                                              adrenocortical insufficiency in
                                                              Addison's disease and for the
                                                              treatment of salt-losing
                                                              adrenogenital syndrome.
Prefest(R)........................  Ortho-McNeil              A single tablet combination
                                    (May 2002)                hormone replacement therapy with
                                                              an intermittent progestin and
                                                              continuous estrogen
                                                              administration.
Nordette(R).......................  Wyeth                     A tablet-form oral contraceptive
                                    (July 2000)               indicated for the prevention of
                                                              pregnancy.
Menest(R).........................  GlaxoSmithKline           A film-coated esterified estrogen
                                    (June 1998)               tablet for the treatment of
                                                              vasomotor symptoms of menopause,
                                                              atrophic vaginitis, kraurosis
                                                              vulvae, female hypogonadism,
                                                              female castration, primary ovarian
                                                              failure, breast cancer and
                                                              prostatic carcinoma.
Delestrogen(R)....................  Bristol-Myers Squibb      An injectable estrogen replacement
                                    (August 2001)             therapy.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
Pitocin(R)........................  Pfizer                    A sterile hormone solution used to
                                    (February 1998)           initiate or improve uterine
                                                              contractions during labor and to
                                                              control bleeding or hemorrhage in
                                                              the mother after childbirth.
Anusol-HC(R)......................  Pfizer                    A suppository and cream indicated
                                    (February 1998)           for the relief of inflammation
                                                              accompanying hemorrhoids (piles),
                                                              post-irradiation proctitis,
                                                              cryptitis and other inflammatory
                                                              conditions of the anorectum.
ORTHOPEDIC
Skelaxin(R).......................  Elan                      A muscle relaxant indicated for
                                    (June 2003)               the relief of discomforts
                                                              associated with acute, painful
                                                              musculoskeletal conditions.
CRITICAL CARE
Thrombin-JMI(R)...................  Jones                     A chromatographically purified
                                    (August 2000)             topical (bovine) thrombin solution
                                                              indicated as an aid to hemostasis
                                                              whenever oozing blood and minor
                                                              bleeding from capillaries and
                                                              small venules is accessible.
Synercid(R).......................  Aventis                   An injectable antibiotic indicated
                                    (December 2002)           for treatment of certain
                                                              complicated skin and skin
                                                              structure infections.
Brevital(R).......................  Jones                     An anesthetic solution for
                                    (August 2000)             intravenous use in adults and for
                                                              rectal and intramuscular use only
                                                              in pediatric patients.
NEUROLOGY/CENTRAL NERVOUS SYSTEM
Sonata(R).........................  Elan                      A nonbenzodiazepine treatment for
                                    (June 2003)               insomnia.
ANTI-INFECTIVE
Bicillin(R).......................  Wyeth                     A penicillin-based antibiotic
                                    (July 2000)               suspension for deep muscular
                                                              injection indicated for the
                                                              treatment of infections due to
                                                              penicillin-G-susceptible
                                                              microorganisms that are
                                                              susceptible to serum levels common
                                                              to this particular dosage form.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
Cortisporin(R)....................  GlaxoSmithKline           A full line of prescription
                                    (March 1997)              antibiotic and anti-inflammatory
                                                              formulations of ophthalmic
                                                              ointments and suspensions, otic
                                                              solutions and suspensions, and
                                                              topical creams and ointments
                                                              indicated for the treatment of
                                                              corticosteroid-responsive
                                                              dermatoses with secondary
                                                              infections.
Viroptic(R).......................  GlaxoSmithKline           A sterile ophthalmic solution
                                    (May 1997)                indicated for the treatment of
                                                              ocular Herpes simplex virus,
                                                              idoxuridine-resistant Herpes and
                                                              vidarabine-resistant Herpes. In
                                                              November 1997, the FDA approved
                                                              the expanded use of Viroptic(R) to
                                                              include pediatric patients, ages
                                                              six and above.
Neosporin(R)(4)...................  GlaxoSmithKline           A prescription strength ophthalmic
                                    (November 1997)           ointment and solution indicated
                                                              for the topical treatment of
                                                              ocular infections. It is also
                                                              formulated as a prescription
                                                              strength genito-urinary
                                                              concentrated sterile irrigant
                                                              indicated for short-term use as a
                                                              continuous irrigant or rinse to
                                                              help prevent infections associated
                                                              with the use of indwelling
                                                              catheters.
Polysporin(R)(4)..................  GlaxoSmithKline           A prescription strength wide range
                                    (November 1997)           antibacterial sterile ointment
                                                              indicated for the topical
                                                              treatment of superficial ocular
                                                              infections.
Chloromycetin(R)..................  Pfizer                    A broad spectrum antibiotic
                                    (February 1998)           ophthalmic ointment and solution
                                                              indicated for the treatment of
                                                              serious bacterial infections that
                                                              are not responsive to other
                                                              antibiotics or when other
                                                              antibiotics are contraindicated.
                                                              This product is also available in
                                                              an otic solution and sterile
                                                              injectable form for intravenous
                                                              administration in the treatment of
                                                              acute infections caused by
                                                              salmonella and meningeal
                                                              infections.
Septra(R).........................  GlaxoSmithKline           An antibiotic indicated for the
                                    (November 1997)           treatment of infectious diseases,
                                                              including urinary tract
                                                              infections, pneumonia, enteritis
                                                              and ear infections in adults and
                                                              children.

                                     COMPANY ACQUIRED FROM
             PRODUCT                AND DATE OF ACQUISITION   PRODUCT DESCRIPTION AND INDICATION
----------------------------------  ------------------------  ----------------------------------
Coly-MycinM(R)....................  Pfizer                    An antibiotic sterile parenteral
                                    (February 1998)           indicated for the treatment of
                                                              acute or chronic infections due to
                                                              sensitive strains of certain
                                                              gram-negative bacteria and a
                                                              sterile aqueous suspension for the
                                                              treatment of superficial bacterial
                                                              infections of the external
                                                              auditory canal.
Silvadene(R)......................  Aventis                   A topical antimicrobial cream
                                    (December 1998)           indicated as an adjunct for the
                                                              prevention and treatment of wound
                                                              sepsis in patients with second-and
                                                              third-degree burns.
RESPIRATORY
Intal(R)..........................  Aventis                   An oral multi-dose inhaler of a
                                    (December 2002)           non- steroidal anti-inflammatory
                                                              agent for the preventive
                                                              management of asthma.
Tilade(R).........................  Aventis                   An oral multi-dose inhaler of a
                                    (December 2002)           non- steroidal anti-inflammatory
                                                              agent for the preventive
                                                              management of asthma.
BIODEFENSE
Atropen(R)........................  Meridian                  An atropine-filled auto-injector
                                    (January 2003)            indicated for the treatment of
                                                              poisoning by specified nerve
                                                              agents or insecticides.
ComboPen(R).......................  Meridian                  A pralidoxine chloride-filled
                                    (January 2003)            auto- injector indicated as an
                                                              adjunct to atropine therapy for
                                                              the treatment of poisoning by
                                                              specified nerve agents or
                                                              insecticides.

---------------

(1) We acquired licenses for the exclusive rights in the United States under various patents to the active ingredient in Altace(R).
(2) We acquired the trademark and patents for Thalitone(R) from Boehringer Ingelheim Pharmaceuticals, Inc.
(3) We acquired a fully paid license to Corgard(R) in the United States.
(4) We have exclusive licenses, free of royalty obligations, to manufacture and market prescription formulations of Neosporin(R) and Polysporin(R).

     Net sales of many of our branded prescription products for the year ended December 31, 2002 are set forth in the table below. Products in our other therapeutic categories, orthopedic, neurology/central nervous system and biodefense, are not included in the table below as they were acquired on December 30, 2002 or thereafter.

                               ENDOCRINOLOGY/
CARDIOVASCULAR    NET SALES    WOMEN'S HEALTH    NET SALES    CRITICAL CARE    NET SALES
--------------  -------------  --------------  -------------  -------------  -------------
                (IN MILLIONS)                  (IN MILLIONS)                 (IN MILLIONS)
Altace(R)              $450.0                         $169.5  Thrombin-              $96.5
                               Levoxyl(R)                     JMI(R)
Corgard(R)               14.1  Cytomel(R)               28.9  Brevital(R)              4.6
Corzide(R)                8.4  Nordette(R)              20.9  Ketalar(R)               1.5
Procanbid(R)              8.0  Prefest(R)(1)            19.0  Theravac(R)              1.2
Adrenalin(R)              2.1  Florinef(R)              16.8  Other                    1.1
Other                     0.5  Menest(R)                13.6
                               Delestrogen(R)            9.5
                               Anusol-HC(R)              7.1
                               Triostat(R)               4.5
                               Proctocort(R)             3.5
                               Tapazole(R)               2.2
                               Other                     0.6
ANTI-INFECTIVES    NET SALES        OTHER         NET SALES
---------------  -------------  --------------  -------------
                 (IN MILLIONS)                  (IN MILLIONS)
Bicillin(R)              $40.2  Aplisol(R)              $16.9
Cortisporin(R)            32.5  Tigan(R)                  8.1
Lorabid(R)                23.5  Soloxine(R)               4.1
Neosporin(R)               7.3  Tussigon(R)               1.1
Coly-MycinM(R)             7.3  Other                     2.5
Viroptic(R)                2.0
Silvadene(R)               1.4
Other                      1.9

---------------

(1) Includes net sales for Prefest(R) following its acquisition on May 28, 2002.

     Net sales in the table above reflect (a) a $22.1 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001, (b) a $12.4 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002, and (c) a $12.0 million charge arising from changes in accounting estimates related to Medicaid and other governmental pricing programs. For additional information, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments" and Note 2 to our audited consolidated financial statements.

ROYALTIES

     We have successfully developed two currently marketed adenosine-based products, Adenocard(R) and Adenoscan(R), for which we receive royalty revenues. Revenues from royalties increased 24.8% to $58.4 million in 2002 from $46.8 million in 2001. Fujisawa Healthcare, Inc. is the source of substantially all of our royalty revenues. For additional information on our royalty agreements, see the "Intellectual Property" section.

CONTRACT MANUFACTURING

     We utilize our excess manufacturing capacity to provide third-party contract manufacturing. We currently provide contract manufacturing for many pharmaceutical and biotechnology companies, including Dey, L.P., Pfizer, Centocor, Inc., Santen Incorporated and Hoffman-LaRoche Inc. Many of the products that we contract manufacture are difficult to manufacture and, therefore, do not attract significant competition. Contract manufacturing as a percentage of sales has declined from 85% in 1994 to 3% for the year ended December 31, 2002 as we have acquired and increased the sales of branded pharmaceutical products. We believe contract manufacturing provides the following benefits:

     - a stable, recurring source of cash flows;

     - a means of absorbing overhead costs and, as such, is an efficient utilization of excess capacity; and

     - experience in manufacturing a broad line of formulations, which is advantageous to us in pursuing and integrating acquired products.

     We also manufacture the EpiPen(R) auto-injector, a product we acquired in our acquisition of Meridian, pursuant to a supply agreement with Dey, L.P. which markets the product.

SALES AND MARKETING

     We have a national sales force of approximately 1,200 individuals, which includes the primary care sales force of approximately 350 individuals which we acquired as part of our acquisition of Elan's primary care business. We distribute our branded pharmaceutical products primarily through wholesale pharmaceutical distributors. These products are ordinarily dispensed to the public through pharmacies by prescription. Our marketing and sales promotions for branded pharmaceutical products, principally target general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, obstetrician/gynecologists and hospitals through detailing and sampling to encourage physicians to prescribe more of our products. The sales force is supported and supplemented by co-promotion arrangements, telemarketing and direct mail, as well as through advertising in trade publications and representation at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system, which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth, product acquisitions or product approvals warrant. We seek new international markets for product lines for which we have international rights. The marketing and distribution of these products in foreign countries generally require the prior registration of the products in those countries. We generally seek to enter into distribution agreements with companies with established marketing and distribution capabilities to distribute the products in foreign countries since we do not have a distribution mechanism in place for distribution outside the United States and Puerto Rico.

     Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants', customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2002, approximately 78.4% of our sales were attributable to three wholesalers: Cardinal/Bindley (32.9%) and Amerisource/Bergen (24.0%) and McKesson Corporation (21.5%).

MANUFACTURING

     Our manufacturing facilities are located in Bristol, Tennessee; Rochester, Michigan; Middleton, Wisconsin; St. Petersburg, Florida; and St. Louis, Missouri. These facilities have manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the Drug Enforcement Agency, known as the "DEA," to procure and produce controlled substances. We manufacture certain of our own branded pharmaceutical products, as well as products owned by other pharmaceutical companies under manufacture and supply contracts.

     We can produce a broad range of dosage formulations, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, liquids, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to capture higher margins and pursue product line extensions more efficiently. However, currently a portion of our product lines, including Altace(R), Skelaxin(R), Sonata(R), Bicillin(R), Prefest(R), Delestrogen(R), Corgard(R), Intal(R), Tilade(R), Synercid(R) and Cortisporin(R) are manufactured for us by third parties. As of December 31, 2002, capacity utilization was approximately 70% at the Bristol facility, approximately 25% at the Parkedale facility located in Rochester, Michigan, approximately 95% at the Middleton facility, approximately 85% at the St. Petersburg facility and approximately 30% at the St. Louis, Missouri facility. With the exception of the Middleton and St. Petersburg facilities, we believe our facilities provide us with substantial manufacturing capacity for future growth. Thrombin-JMI(R) is the only product we manufacture at our Middleton facility. We are currently working on long-term strategies to expand our capacity for Thrombin-JMI(R), which should potentially be completed in the next two to three years. These long-term strategies may further expand our manufacturing capacity for Thrombin-JMI(R) upon completion. We intend to transfer, when advantageous, production of acquired branded pharmaceutical products and their product line extensions to our manufacturing facilities as soon as practicable after regulatory requirements and contract manufacturing requirements are satisfied. We manufacture and distribute the finished dosage form of our largest product, Altace(R), at our Bristol facility.

     In addition to manufacturing, we have fully integrated manufacturing support systems including quality assurance, quality control, regulatory compliance and logistics. These support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable services and goods to our customers on a timely basis. Companies that do not have such support systems in-house must outsource these services.

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

RESEARCH AND DEVELOPMENT

     With our acquisition of Medco Research on February 25, 2000, which we have since renamed "King Pharmaceuticals Research and Development," King established the foundation for our research and development capability. Today, King Research and Development's activities are responsible for the discovery and development of chemical compounds, including new chemical entities, which provide us with strategic pipeline opportunities for the commercialization of new branded prescription pharmaceutical products. In addition to discovering and developing new chemical compounds, we pursue means of enhancing the value of existing products through new uses and formulations that may provide additional benefits to patients, and improvements in the quality and efficiency of our manufacturing processes.

     We invest in research and development because we believe it is important to our long-term growth. We presently employ approximately 50 people in research and development, which include pre-clinical and toxicology experts, medical affairs personnel, statisticians and project managers. Our research and development expenses were $24.8 million in 2000, $26.5 million in 2001 and $40.2 million in 2002.

     In the conduct of our research and development, we utilize a project management model that provides us with substantial flexibility, with a goal of maximizing efficiency and minimizing internal fixed costs. Utilizing this model, we supplement our internal efforts by collaborating with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracting with others for the performance of research in their facilities. We use the services of physicians, hospitals, medical schools and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. We seek out investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including in-licensing arrangements, co-development and co-marketing agreements, joint ventures, and the acquisition of products in development.

     Drug development is time-consuming, expensive and risky. On average, only a small percentage of chemical compounds discovered by researchers proves to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 10 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval. Potential products of ours which currently have applications under review by the FDA are:

     - Estrasorb(TM), a topical estrogen replacement therapy in a unique lotion formulation;

     - a new Intal(R) inhaler formulation utilizing hydrofluoroalkane, which we call "HFA," an environmentally friendly propellant;

     - and our diazepam-filled auto-injector, which is an adjunctive injectable therapy for the emergency treatment of status epilepticus and severe recurrent convulsive seizures associated with epilepsy.

Other pipeline products of ours in various stages of development include binodenoson, our next generation cardiac pharmacologic stress-imaging agent and a modified-release formulation of Altace(R) utilizing SkyePharma's patented oral drug delivery technology Geomatrix(R). We are also investigating new uses, formulations and manufacturing processes for several of our currently marketed products, such as Levoxyl(R), Thrombin-JMI(R) and Tigan(R).

GOVERNMENT REGULATION

     Our business and our products are subject to extensive and rigorous regulation at both the federal and state levels. Most importantly, nearly all of our products are subject to pre-market approval requirements. New drugs are approved under, and are subject to, the Federal Food, Drug and Cosmetic Act, known as the "FDC Act," and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, known as the "PHS Act," and related regulations. Biological drugs are licensed under the PHS Act.

     At the federal level, we are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the FTC, the U.S. Department of Agriculture, the Occupation Safety and Health Administration, and the U.S. Environmental Protection Agency, known as the "EPA." The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

     When we acquire the right to market an existing approved pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer to us of marketing rights to the pharmaceutical products. We are also required to advise the FDA about any changes in certain conditions in the approved application as set forth in the FDA's regulations. Our business strategy includes acquiring branded pharmaceutical products and transferring, when advantageous, their manufacture to our manufacturing facilities as soon as practicable after regulatory requirements are satisfied. In order to transfer manufacturing of the acquired branded products, we must demonstrate, by filing information with the FDA, that we can manufacture the product in accordance with current Good Manufacturing Practices, which we refer to in this report as "cGMPs," and the specifications and conditions of the approved marketing application. For changes requiring prior approval, there can be no assurance that the FDA will grant such approval in a timely manner, if at all.

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

     Marketing authority for our products is subject to revocation by the applicable governmental agencies. In addition, modifications or enhancements of approved products or changes in manufacturing locations are in many circumstances subject to additional FDA approvals, which may or may not be received and which may be subject to a lengthy application process. Our manufacturing facilities are continually subject to inspection by such governmental agencies, and manufacturing operations could be interrupted or halted in any such facilities if such inspections prove unsatisfactory.

     We also manufacture and sell pharmaceutical products which are "controlled substances" as defined in the Controlled Substances Act and related federal and state laws, which establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA, a division of the Department of Justice, and state authorities. The DEA has a dual mission of law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA's regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent such articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the applicable state authorities in order to engage in pharmaceutical development, manufacturing and distribution of pharmaceutical products containing controlled substances. We are licensed by the DEA to manufacture and distribute certain pharmaceutical products containing controlled substances.

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

     The Parkedale facility was inspected by the FDA in March 2003. During this inspection, the FDA made cGMP observations in a written report provided to us. This written report is known as an "FDA Form 483" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection. While no law or regulation requires us to respond to a 483, we provided the FDA with a written response to the 483 related to the March 2003 inspection of the Parkedale facility, including action plans to address the observations. The 483 from March 2003 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

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

ENVIRONMENTAL MATTERS

     Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental law will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at any of our facilities.

     Under the Comprehensive Environmental Response, Compensation, and Liability Act, known as "CERCLA," the EPA can impose liability for the entire cost of cleanup of contaminated properties upon each or any of the current and former site owners, site operators or parties who sent waste to the site, regardless of fault or the legality of the original disposal activity. In addition, many states, including Tennessee, Michigan, Wisconsin, Florida and Missouri have statutes and regulatory authorities similar to CERCLA and to the EPA. We have entered into hazardous waste hauling agreements with licensed third parties to properly dispose of hazardous wastes. We cannot assure you that we will not be found liable under CERCLA or other applicable state statutes or regulations for the costs of undertaking a clean up at a site to which our wastes were transported.

COMPETITION

  General

     We compete with other pharmaceutical companies for products and product line acquisitions. Competitors include Biovail Corporation, Forest Laboratories, Inc., Galen Holdings, plc, Shire Pharmaceuticals Group plc, Medicis Pharmaceutical Corporation, Watson Pharmaceuticals, Inc., and other companies which also acquire branded pharmaceutical products and product lines from other pharmaceutical companies. Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities. Our branded pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors, which enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

  Generic Substitutes

     Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. It typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with patent protection, challenging bioequivalence or complex manufacturing requirements, we are better able to maintain market share and produce sustainable, high margins and cash flows.

     Due to recent regulatory changes effective August 18, 2003, the FDA may approve generic substitutes of our branded pharmaceutical products in a shorter period of time. Previously, the FDA required that generic applicants claiming patent invalidity or non-infringement give us notice each time either an abbreviated new drug application, which we refer to as an "ANDA," was submitted or amended to claim invalidity or non-infringement of newly listed patents. If we filed a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA was barred from approving the ANDA for 30 months unless specific events occurred sooner. To avoid multiple 30-month stays for the same branded drug, the FDA's new regulations now only require one such notice. Under the new regulations, if an ANDA applicant had already provided patent invalidity or non-infringement notice to us about a particular branded drug, we will not get a second notice or opportunity for another stay for that drug. As a result generic substitutes of our branded pharmaceutical products could be approved sooner.

     The FDA's new regulations also significantly change patent listing requirements in the FDA's Orange Book. Only patents listed in the FDA's Orange Book are eligible for protection by a 30-month stay. We are now required to list all patents that claim a composition of matter relating to drug or a method of using a drug. Previously, this provision was interpreted broadly, allowing the listing of many drug patents. The FDA's new regulations prohibit listing of certain types of patents, including patents claiming certain metabolites (the active moiety that results from the body's metabolism of the drug substance), intermediates (namely, substances not present in the finished product), certain methods of use, or patents claiming certain product packaging. As such, some patents that may issue in the future may not be eligible for listing in the FDA's Orange Book and thus not eligible for protection by a 30-month stay.

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

     In connection with the Altace(R) product line, we acquired a license for the exclusive rights in the United States and Puerto Rico to various Aventis patents, including the rights to the active ingredients in Altace(R) having patents listed in the FDA Orange Book that expire in January 2005, October 2008 and April 2012. Our rights include the use of the active ingredients in Altace(R) generally in combination as human therapeutic or human diagnostic products in the United States. For a discussion of a challenge to our patent by a generic drug manufacturer, please see the section entitled "Risk Factors -- If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace(R), Levoxyl(R) and Skelaxin(R), against generic drug manufacturers, our results of operations could be materially adversely affected." We also own U.S. patents listed in the FDA's Orange Book that expire in August 2014 for Procanbid(R). Additionally, we own a U.S. patent for Thalitone(R), which is listed in the FDA's Orange Book and expires in June 2007.

     In connection with the acquisition of Lorabid(R), we acquired, among other things, all of Eli Lilly's rights in approximately 30 patents and received a broad royalty-free non-exclusive license in the United States and Puerto Rico to 12 other patents and associated technology. We also received an exclusive sublicense to four other patents for which we must pay a royalty to Eli Lilly if certain sales thresholds are met. Lorabid(R) has patent protection through 2005.

     We have exclusive licenses expiring June 2036 for the prescription formulations of Neosporin(R) and Polysporin(R) and a license expiring February 2038 for the prescription formulation of Anusol-HC(R). These licenses are subject to early termination in the event we fail to meet specified quality control standards, including cGMP regulations with respect to the products, or commit a material breach of other terms and conditions of the licenses which would have a significant adverse effect on the uses of the licensed products retained by the licensor, which would include among other things, marketing products under these trade names outside the prescription field.

     In connection with the acquisition of the rights to Prefest(R) on May 29, 2002, we acquired a pharmaceutical preparation patent listed in the FDA's Orange Book that expires in January 2012, as well as a second Orange Book listed patent that expires in April 2009.

     In connection with the acquisition of Meridian on January 8, 2003, we acquired the intellectual property rights associated with Meridian's dual-chambered auto-injector and injection process, which has a patent that expires in 2010.

     In connection with our acquisition of the rights to Intal(R), Tilade(R), and Synercid(R) on December 30, 2002, we acquired associated intellectual property rights, including a patent in the United States related to the HFA formulation of Intal(R) until September 2017, a composition of matter patent in the United States for Tilade(R) until October 2006 and a formulation patent in the United States for Synercid(R) until November 2017.

     Skelaxin(R) has a method of use patent listed in the FDA's Orange Book, which does not expire until December 2021. For a discussion of challenges to our patent by generic drug manufacturers, please see the "Risk Factors" section under the heading "If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace(R), Levoxyl(R), and Skelaxin(R), against generic drug manufacturers, our results of operations could be materially adversely affected."

     Sonata(R) has a composition of matter patent listed in the FDA's Orange Book through June 2008.

     We are party to an agreement under which Fujisawa manufactures and markets Adenocard(R) and Adenoscan(R) in the United States and Canada in exchange for royalties. We have licensed exclusive rights to Sanofi-Synthelabo, France, to manufacture and market Adenocard(R) in countries other than the United States, Canada and Japan in exchange for royalties. We have licensed exclusive rights to Sanofi to manufacture and market Adenoscan(R) worldwide except in the United States, Canada, Japan, Korea and Taiwan in exchange for royalties. Sanofi has received marketing approval for Adenoscan(R) in a number of different countries. We have licensed exclusive rights to Suntory to manufacture and market Adenocard(R) and Adenoscan(R) in Japan in exchange for royalties. We pay one-half of all royalties received from Adenocard(R) sales to the University of Virginia Alumni Patents Foundation from which we acquired rights to Adenocard(R).

     Royalties received by us from sales of Adenocard(R) and Adenoscan(R) outside of the United States and Canada are shared equally with Fujisawa. Fujisawa, on its own behalf and ours, obtained a license to additional intellectual property rights for intravenous adenosine in cardiac imaging and the right to use intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery and secured intellectual property rights to extend the exclusivity of Adenoscan(R) until 2015.

     We are party to a Development and Commercialization Agreement with Discovery Therapeutics, Inc. (predecessor to Aderis Pharmaceuticals) dedicated to the discovery, development and commercialization of compounds that stimulate the A2a subfamily of adenosine receptors, which we call "A2a-agonists."

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

     We have filed in excess of 40 patent applications related to Levoxyl(R). The first U.S. patent on Levoxyl(R), U.S. Patent No. 6,555,581, a utility patent with composition of matter claims, listed in the FDA's Orange Book was issued on April 29, 2003 and extends through February 15, 2022. The other pending patent applications generally cover, among other things, formulation methodologies and equipment, formulation technologies, biopharmaceutical characteristics, drug delivery systems and methods-of-use. If these other applications are granted, the resulting patents will potentially provide us with additional patent protection on our FDA-approved novel formulation of Levoxyl(R). For a discussion of a challenge to our patent by a generic drug manufacture, please see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Overview."

     We have filed with the U.S. Patent and Trademark Office an application for a patent covering our new Tigan(R) technology, including our FDA-approved Tigan(R) 300mg capsules. The pending patent application is drawn to, among other things, formulations, dosages, dosage forms, biopharmaceutical characteristics, methods-of-production, methods-of-use and methods-of-instruction. If the application is granted, the resulting patent will potentially provide us with patent protection for our FDA-approved Tigan(R) 300mg capsules for 20 years from the filing date of the application.

     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and sustain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets or disclose the technology or that we can adequately protect our trade secrets.

  Trademarks

     We sell our branded products under a variety of trademarks. We believe that we have valid proprietary interests in all currently used trademarks, including those for our principal branded pharmaceutical products registered in the United States.

BACKLOG

     As of July 23, 2003, we had no material backlog.

EMPLOYEES

     As of July 24, 2003, we employed 2,733 full-time and 52 part-time persons. Approximately 230 employees of the Parkedale facility are covered by a collective bargaining agreement with the Paper, Allied Industrial, Chemical & Energy Workers, International Union (PACE), Local No. 60178, which expires on February 28, 2006. Approximately 270 employees of the Meridian facility in St. Louis, Missouri are covered by a collective bargaining agreement with the International Brotherhood of Teamsters Chaffeurs, Warehousemen and Helpers of America Union, Local No. 688, which expires February 28, 2005. We believe our employee relations are good. We employ two full-time Chaplains for the benefit of our employees.

                                  RISK FACTORS

     Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this "Risk Factors" section or other sections of this report actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

  THE SEC INVESTIGATION, OTHER POSSIBLE GOVERNMENTAL INVESTIGATIONS, AND SECURITIES LITIGATION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     On March 10, 2003, we received a subpoena duces tecum from the SEC with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999 and 2000 and included all documents related to sales of our products to VitaRx and Prison Health Services during 1999 and 2000, our "best price" lists, all documents related to the pricing of our pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace(R) from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen(R) and Lorabid(R), the King Benevolent Fund, our calculations related to Medicaid rebates, and our Audit Committee's internal review of issues raised by the SEC investigation. We have cooperated, and will continue to cooperate, in providing information to the SEC.

     In connection with our determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see this "Risk Factors" section under the heading "If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business" and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments -- SEC Investigation, Medicaid and Other Governmental Program Accrual Adjustment, and Related Matters."

     Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints have been filed by holders of our securities against us, our directors, former directors, executive officers and former executive officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. Plaintiffs allege that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning March 31, 1999 and continuing until March 11, 2003. Additionally, seven purported shareholder derivative complaints have been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. The allegations in these lawsuits are similar to those in the class action litigation described above. We intend to defend these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

     If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management's attention and resources and an increase in professional fees.

  IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Altace(R) accounted for approximately 39.9% and Levoxyl(R) accounted for approximately 15.0% of our total revenues for the year ended December 31, 2002, and Altace(R), Levoxyl(R), Thrombin-JMI(R), and royalty revenues collectively accounted for approximately 68.6% of our total revenues during the same period. In addition, we acquired Sonata(R) and Skelaxin(R) on June 12, 2003, which together had net sales in the United States and Puerto Rico of approximately $238.0 million in 2002. We believe that sales of these products may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  IF WE CANNOT SUCCESSFULLY ENFORCE OUR RIGHTS UNDER THE PATENTS RELATING TO THREE OF OUR LARGEST PRODUCTS, ALTACE(R), LEVOXYL(R) AND SKELAXIN(R), AGAINST GENERIC DRUG MANUFACTURERS, OUR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace(R) prior to the expiration of U.S. Patent No. 5,061,722, the '722 patent, a "composition of matter patent" relating to Altace(R) which is listed in the FDA's Orange Book. King also recently listed U.S. Patent No. 5,403,856, the '856 patent, a "method of use patent" relating to Altace(R) in the FDA's Orange Book. The '722 patent does not expire until October 2008 and the '856 patent does not expire until April 2012. Under the federal Hatch-Waxman Act of 1984, Cobalt has filed an ANDA alleging that the '722 patent is invalid. This allegation is commonly known as a "Paragraph IV certification." Under the terms of the Hatch-Waxman legislation, any generic manufacturer may file an ANDA with a Paragraph IV certification after the pioneer company, or its successor in interest, has marketed a new chemical entity for four years. Regulations do not require Cobalt to certify against the '856 patent. If the '722 and '856 patents are successfully challenged, Cobalt may market a generic equivalent of Altace(R) prior to October 2008, but not before January 2005, the expiration date of U.S. Patent No. 4,587,258, the '258 patent. The '258 patent is another composition of matter patent that relates to and is listed in the FDA's Orange Book for Altace(R), but which has not been challenged by Cobalt. We have filed suit to enforce our rights under the '722 and '856 patents. The filing of the suit provides us an automatic stay of FDA approval of the ANDA for 30 months. However, should the court grant Cobalt summary judgment on the '722 patent, we would not receive the benefit of the automatic stay. Moreover, we have recently amended our complaint, without opposition, to include an allegation of infringement of the '856 patent by Cobalt. While we intend to vigorously enforce our rights under the '722 and '856 patents being challenged, we cannot assure you that we will be successful. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected.

     Mylan Pharmaceuticals, Inc., a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) prior to the expiration of U.S. Patent No. 6555581, the '581 patent, which was issued to us on April 29, 2003, relating to Levoxyl(R). We received notice of this Paragraph IV certification alleging non-infringement no earlier than April 30, 2003. Additionally, on June 24, 2003, we received a notice of Paragraph IV certification related to the '581 patent from KV

Pharmaceutical Company. We intend to enforce our rights under the '581 patent to the full extent of the law. If we are unsuccessful in enforcing our patent, our business, financial condition, results of operations and cash flows could be materially adversely affected.

     Eon Labs and CorePharma have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin(R) prior to the expiration of U.S. Patent No. 6,407,128, the '128 patent, that is listed in the FDA's Orange Book which does not expire until December 6, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications relating to the '128 patent. We intend to enforce our rights under this patent. If we are unsuccessful in enforcing this patent, our business financial condition, results of operations and cash flows could be materially adversely affected.

  ALTHOUGH WE HAVE AN OBLIGATION TO INDEMNIFY OUR OFFICERS AND DIRECTORS, WE MAY NOT HAVE SUFFICIENT INSURANCE COVERAGE AVAILABLE FOR THIS PURPOSE AND MAY BE FORCED TO PAY THESE INDEMNIFICATION COSTS DIRECTLY AND WE MAY NOT BE ABLE TO MAINTAIN EXISTING LEVELS OF COVERAGE, WHICH COULD MAKE IT DIFFICULT TO ATTRACT OR RETAIN QUALIFIED DIRECTORS AND OFFICERS.

     Our charter and bylaws require that we indemnify our directors and officers to the fullest extent provided by applicable law. Although we have purchased directors and officers liability insurance to fund such obligations, if our insurance carrier should deny coverage, or if the indemnification costs exceed the insurance coverage, we would be forced to bear these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of this insurance increases significantly, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers. This could make it difficult to attract or retain qualified directors and officers.

  WE MAY NOT ACHIEVE OUR INTENDED BENEFITS FROM THE CO-PROMOTION AGREEMENT WITH WYETH FOR THE PROMOTION OF ALTACE(R).

     We entered into the Co-Promotion Agreement with Wyeth for Altace(R) partially because we believed a larger pharmaceutical company with more sales representatives and, in our opinion, with substantial experience in the promotion of pharmaceutical products to physicians would significantly increase the sales revenue potential of Altace(R). By effectively co-marketing the new indications for Altace(R) that were approved by the FDA on October 4, 2000, we intend to increase the demand for the product. In the agreement, both of us have incentives to maximize the sales and profits of Altace(R) and to optimize the marketing of the product by coordinating our promotional activities.

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

  IF OUR BRISTOL FACILITY AND THE AVENTIS (USA) FACILITY DO NOT REMAIN FDA-APPROVED MANUFACTURING AND PACKAGING SITES FOR ALTACE(R) OR IF THERE IS AN INTERRUPTION IN THE SUPPLY OF RAW MATERIAL FOR ALTACE(R) OR OF THE FINISHED PRODUCT, THE DISTRIBUTION, MARKETING AND SUBSEQUENT SALES OF THE PRODUCT COULD BE ADVERSELY AFFECTED.

     Our Bristol facility is an FDA-approved manufacturing and packaging site for Altace(R). Aventis (USA) in Kansas City, Missouri, is our alternative or back-up FDA-approved manufacturing and packaging site for Altace(R). Aventis Pharma Deutscheland GmbH (Germany) is our single supplier of ramipril, the active ingredient in Altace(R). Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. We have entered into a long-term supply agreement with Aventis (Germany) for ramipril and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will be no interruptions or delays in the supply of the raw material. Any interruptions or delays in manufacturing or receiving the finished product or raw material used for the future production of Altace(R) or the failure to maintain our Bristol facility and the Aventis (USA) facility as FDA-approved manufacturing and packaging sites for Altace(R) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  SALES OF ALTACE(R) MAY BE AFFECTED BY THE PERCEPTION OF A CLASS EFFECT, AND ALTACE(R) AND OUR OTHER PRODUCTS MAY BE SUBJECT TO VARIOUS SOURCES OF COMPETITION FROM ALTERNATE THERAPIES.

     Although the FDA has approved indications for Altace(R) that are unique among ACE inhibitors, we may be unable to meet investors' expectations regarding sales of Altace(R) due to a perceived class effect or the inability to market Altace(R)'s differentiating uses and indications effectively.

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

     Currently, there is no generic form of Altace(R) available although Cobalt Pharmaceuticals has filed a Paragraph IV certification pertaining to Altace(R) which we have described above. That is, there is no product that has the same active ingredient, ramipril, as Altace(R). Although no generic substitute for Altace(R) has been approved by the FDA, there are other ACE inhibitors whose patents have expired or will expire in the next few years and there are generic forms of other ACE inhibitors. Also, there are different therapeutic agents that may be used to treat certain conditions treated by Altace(R). For example, the group of products known as angiotensin II receptor blockers, which we refer to as an "ARB," beta-blockers, calcium channel blockers and diuretics, may be prescribed to treat certain conditions that Altace(R) is used to treat. New ACE inhibitors or other anti-hypertensive therapies, increased sales of generic forms of other

ACE inhibitors or of other therapeutic agents that compete with Altace(R) may adversely affect the sales of Altace(R). In these events, our business, financial condition, results of operations and cash flows could be materially adversely affected.

  OUR CO-PROMOTION AGREEMENT FOR ALTACE(R) WITH WYETH COULD BE TERMINATED BEFORE WE REALIZE ALL OF THE BENEFITS OF THE AGREEMENT, IT COULD BE ASSIGNED TO ANOTHER COMPANY BY WYETH OR WYETH COULD MARKET A COMPETING PRODUCT.

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

     If another company were to acquire, directly or indirectly, over 50% of the combined voting power of Wyeth's voting securities or more than half of its total assets, then Wyeth could assign its rights and obligations under the Altace(R) Co-Promotion Agreement to a successor without our prior consent. However, a successor would be required to first assume in writing the obligations of Wyeth under the Co-Promotion Agreement before the rights of Wyeth were assigned to it. Another party might not market Altace(R) as effectively or efficiently as Wyeth did. Also, a company that acquires Wyeth might not place as much emphasis on the Co-Promotion Agreement, might expend fewer marketing resources, such as a fewer number of sales representatives, than Wyeth did, or might have less experience or expertise in marketing pharmaceutical products to physicians. In any of these cases, there may be a material adverse effect on the sales of Altace(R).

     When feasible, Wyeth must give us six months' written notice of its intent to sell, market or distribute any product competitive with Altace(R). Under the Co-Promotion Agreement, a product competes with Altace(R) if it is an ACE inhibitor, an ARB, or an ACE inhibitor or ARB in combination with other cardiovascular agents in a single product. However, an ARB alone or in combination with other cardiovascular agents competes with Altace(R) only if the level of promotional effort used by Wyeth for the ARB is greater than 50% of that applied to Altace(R). A product would not compete with Altace(R) if in the last 12 months it had net sales of less than $100.0 million or 15% of net sales of Altace(R), whichever was higher. Also, a product would not compete with Altace(R) under the Co-Promotion Agreement if the product were acquired by Wyeth through a merger with or acquisition by a third party and the product were no longer actively promoted by Wyeth or its successor through detailing the product to physicians.

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

OUR SALES OF LEVOXYL(R) COULD BE AFFECTED BY FUTURE ACTIONS OF THE FDA, THE POSSIBLE DEVELOPMENT AND APPROVAL OF A GENERIC SUBSTITUTE FOR LEVOXYL(R) AND OUR ABILITY TO MAINTAIN EFFECTIVE PATENT PROTECTION FOR LEVOXYL(R).

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

     On May 25, 2001, the FDA approved our NDA for Levoxyl(R), our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products, including Abbott Laboratories who manufactures the competing product Synthroid(R), have received FDA approval of NDA's for their levothyroxine sodium products. The FDA has announced that after August 14, 2001, it will not accept NDA's for levothyroxine sodium drug products. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which NDA's were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an ANDA seeking approval of a generic substitute for a levothyroxine sodium product with an approved NDA. A manufacturer could submit an ANDA demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to Levoxyl(R). If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R) and have a material adverse effect upon our results of operations and cash flows.

     During 2001 and 2002, we filed with the U.S. Patent and Trademark Office in excess of 40 applications for U.S. patents concerning our FDA-approved product Levoxyl(R). The first U.S. patent on our FDA-approved Levoxyl(R), the '581 patent, a utility patent with composition of matters claims, was issued on April 29, 2003 and extends through February 15, 2022. We cannot assure you that any or all of the other patent applications currently under review will be granted, or whether any or all of the resulting patents will provide Levoxyl(R) with additional protection from possible generic substitution. As noted above, Mylan Pharmaceuticals, a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) prior to the expiration of our '581 patent which was issued to us on April 29, 2003. We received notice of the Paragraph IV certification alleging non-infringement no earlier than April 30, 2003. Additionally, on June 24, 2003, we received a notice of Paragraph IV certification related to the '581 patent from KV Pharmaceutical. While we intend to enforce our rights under the '581 patent to the full extent of the law, we cannot assure you that we will be successful. If we are not successful in enforcing our '581 patent, sales of our product Levoxyl(R) could be materially adversely affected, and accordingly our business, financial condition, results of operations and cash flows could be materially adversely affected.

     On March 26, 2002, Jerome Stevens filed a Petition for Stay of Action (assigned Docket No. 02P1035) with the FDA seeking redress from the FDA for the public disclosure on the FDA's website of alleged trade secrets relating to the manufacturing process for Jerome Stevens' orally-administered levothyroxine sodium drug product Unithroid. While Jerome Stevens does not specifically request that the FDA stay any action with respect to our levothyroxine sodium drug product Levoxyl(R), Jerome Stevens does request, among other broad remedies, that the FDA "immediately and indefinitely stay . . . all grants of drug pre-market authority that used, relied on, or were based on Jerome confidential and trade secret manufacturing information . . . " We have filed a Comment on Jerome Stevens' Petition with the FDA, stating that the NDA for Levoxyl(R) was filed with the FDA before the disclosure of Jerome Stevens' alleged trade secrets, and that the approval of the Levoxyl(R) NDA is unrelated to such disclosure. Based on these facts, we do not believe that Jerome Stevens' Petition applies to Levoxyl(R). However, if the FDA were to determine that there is a valid legal basis for suspension or withdrawal of substantial FDA approval of the Levoxyl(R) NDA, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     We filed a Citizen Petition with the FDA on March 28, 2003 requesting that the FDA refrain from approving or accepting for filing any ANDA or supplemental ANDA for levothyroxine sodium drug products until adequate standards for establishing bioequivalence for levothyroxine sodium drug products are adopted in accordance with FDA procedures. If the FDA approves an ANDA for a generic equivalent of Levoxyl(R) under the current standards, our business, financial condition, results of operations and cash flows could be materially adversely affected.

  WE CANNOT ASSURE YOU THAT WE WILL NOT HAVE TO TAKE ADDITIONAL CHARGES RELATED TO THE DIVESTITURE OF LORABID(R) OR THAT SALES OF LORABID(R) WILL INCREASE IN THE FUTURE.

     Under the supply agreement with Eli Lilly, we continue to be obligated to make minimum purchases of Lorabid(R) inventory. Based on changes in estimated prescription trends, we believe the minimum purchase commitments under the supply agreement are greater than inventory quantities we will be able to sell to our customers. As a result, during the fourth quarter of 2002, we have recorded a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand. Additionally, during the fourth quarter of 2002, we recorded an intangible asset impairment charge in the amount of $66.8 million and a charge in the amount of $15.2 million attributable to inventory contributions, the latter resulting from our decision to divest our rights to Lorabid(R). If sales of Lorabid(R) continue to decline, if we terminate the supply agreement with Eli Lilly, or if we are unable to secure adequate Lorabid(R) inventory purchase commitments from a buyer of the Lorabid(R) rights, we may incur additional losses in the future. Further, in the event of further decline in the fair value of Lorabid(R), we may incur additional charges. We cannot assure you that we will be able to divest our rights to Lorabid(R) on acceptable terms or at all or that we will not incur additional charges in connection with this product. These charges and minimum purchase requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  SALES OF CERTAIN OF OUR WOMEN'S HEALTH PRODUCTS HAVE BEEN AND MAY CONTINUE TO BE NEGATIVELY AFFECTED BY THE PERCEPTION OF AN INCREASE IN CERTAIN HEALTH RISKS ASSOCIATED WITH THE USE OF COMBINATION HORMONE REPLACEMENT THERAPIES AND ORAL ESTROGEN REPLACEMENT THERAPIES.

     From time to time studies on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which when published may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. For example, an ongoing clinical trial entitled the Women's Health Initiative is being conducted by the National Institutes of Health. Data from that trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor's combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone replacement therapy and oral estrogen replacement therapy markets generally, which include our products Prefest(R), Menest(R) and Delestrogen(R) and may affect our future marketing efforts for Estrasorb(TM). We cannot assure you that sales of our currently marketed products will not continue to be negatively affected by the perception created by the data released to date or any additional data that may be released in the future. If sales of these products continue to be negatively affected by the perception created by data associated with the Women's Health Initiative, there may be a material adverse effect on our business, financial condition, results of operations and cash flows.

  WE ARE REQUIRED ANNUALLY, OR ON AN INTERIM BASIS AS NEEDED, TO REVIEW THE CARRYING VALUE OF OUR INTANGIBLE ASSETS AND GOODWILL FOR IMPAIRMENT. IF EVENTS SUCH AS GENERIC COMPETITION OR INABILITY TO MANUFACTURE OR OBTAIN SUFFICIENT SUPPLY OF PRODUCT OCCUR THAT CAUSE THE SALES OF OUR PRODUCTS TO DECLINE, THE INTANGIBLE ASSET VALUE OF ANY DECLINING PRODUCT COULD BECOME IMPAIRED.

     As of March 31, 2003, we had $1.4 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product's net book value, resulting in a non-cash impairment charge. For example, during the fourth quarter of 2002, we decided to divest our rights to Lorabid(R), resulting in an impairment charge of $66.8 million. Additionally, the FDA approved for sale generic substitutes for our product Florinef(R) in March 2002 and in January 2003. During the first quarter of 2003, we recorded an intangible asset impairment charge of $111.0 million related to this product due to revised sales projections for Florinef(R) triggered by the entry of a second generic product into the market. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

  IF WE CANNOT IMPLEMENT OUR STRATEGY TO GROW OUR BUSINESS THROUGH INCREASED SALES AND ACQUISITIONS, OUR COMPETITIVE POSITION IN THE PHARMACEUTICAL INDUSTRY MAY SUFFER.

     Our current strategy is focused on increasing sales of our existing products and enhancing our competitive standing through acquisitions of FDA-approved products and products in development, including through acquisitions of other companies, that complement our business and enable us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to the development of new chemical entities, we rely heavily on purchasing FDA-approved products and products in development from other companies.

     Other companies, some of which have substantially greater financial, marketing and sales resources than we do, compete with us for the acquisition of FDA-approved products, products in development or companies. We may not be able to acquire rights to additional FDA-approved products, products in development, or companies on acceptable terms, if at all, or be able to obtain future financing for acquisitions on acceptable terms, if at all. The inability to effect acquisitions of additional branded FDA-approved products and products in development could limit the overall growth of our business. Furthermore, even if we obtain rights to a pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss.

  IF WE CANNOT INTEGRATE THE BUSINESS OF COMPANIES OR PRODUCTS WE ACQUIRE, OUR BUSINESS MAY SUFFER.

     We recently completed several acquisitions including Intal(R), Tilade(R) and Synercid(R) from Aventis in December 2002 and Meridian in January 2003. Additionally, we acquired Elan's primary care business in the United States and Puerto Rico on June 12, 2003, which includes the products Sonata(R) and Skelaxin(R) and a dedicated primary care field sales force consisting of approximately 350 individuals. We anticipate that the integration of these acquisitions into our business will require significant management attention and may require the further expansion of our existing sales force or newly-acquired sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     For example, we are

     - engaged in the development of a modified-release formulation of Sonata(R);

     - engaged in new formulation development for Skelaxin(R);

     - in exclusive license agreements with Novavax to promote, market, distribute and sell Estrasorb(TM), a topical transdermal estrogen replacement therapy, and Androsorb(TM), a topical testosterone replacement therapy for testosterone deficient women, and other women's health products;

     - engaged in the development of binodenoson, a myocardial pharmacologic stress imaging agent;

     - engaged in the development of a new inhaler for Intal(R) using the alternative propellant hydrofluoro-alkane, or "HFA," and a diazepam-filled auto-injector, each of which is under FDA review;

     - in an exclusive licensing agreement with Beartown to manufacture, market, distribute and sell tetrac, once approved, as a compound for the suppression of pituitary secretion of thyroid stimulating hormone (TSH); and

     - in a licensing agreement with SkyePharma PLC to develop and commercialize a modified-release formulation of Altace(R) utilizing SkyePharma's patented oral drug delivery technology Geomatrix(R).

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

     Although most of our revenue is generated by products not subject to competition from generic products, there is no proprietary protection for most of our branded pharmaceutical products, and generic substitutes for many of these products are sold by other pharmaceutical companies. Even our products that currently have no generic substitute could face generic competition if generics are developed by other companies and approved by the FDA. For example, Florinef(R) has recently been subjected to competition from two generics, one approved by the FDA in March 2002 and the other approved in January 2003. We are also aware that an ANDA for Cortisporin(R) ophthalmic suspension which was previously inactive has been reactivated by the FDA with a new sponsor. We understand the sponsor entered the market as of April 14, 2003 with a generic equivalent for Cortisporin(R) ophthalmic suspension. The entry of the generic has negatively affected our market share for this product. Accordingly, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes. Also, our branded products for which there is no generic form available may face competition from different therapeutic agents used for the same indications for which our branded products are used. Increased competition from the sale of generic pharmaceutical products or from different therapeutic agents used for the same indications for which our branded products are used may cause a decrease in revenue from our branded products and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     Effective August 18, 2003, the FDA may approve generic substitutes of branded pharmaceutical products in a shorter period of time due to recent regulatory changes. Previously, the FDA required that generic applicants claiming patent invalidity or non-infringement give us notice each time either an ANDA was submitted or amended to claim invalidity or non-infringement of newly listed patents. If we filed a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA was barred from approving the ANDA for 30 months unless specific events occurred sooner. To avoid multiple 30-month stays for the same branded drug, the FDA's new regulations now only require one such notice. Under the new regulations, if an ANDA applicant had already provided patent invalidity or non-infringement notice to us about a particular branded drug, we will not get a second notice or opportunity for another stay for that drug. As a result generic substitutes of our branded pharmaceutical products could be approved sooner.

     The FDA's new regulations also significantly change patent listing requirements in the FDA's Orange Book. Only patents listed in the FDA's Orange Book are eligible for protection by a 30-month stay. We are now required to list all patents that claim a composition of matter relating to drug or a method of using a drug. Previously, this provision was interpreted broadly, allowing the listing of many drug patents. The FDA's new regulations prohibit listing of certain types of patents, including patents claiming certain metabolites (the active moiety that results from the body's metabolism of the drug substance), intermediates (namely, substances not present in the finished product), certain methods of use, or patents claiming certain product packaging. As such, some patents that may issue in the future may not be eligible for listing in the FDA's Orange Book and thus not eligible for protection by a 30-month stay.

  ANY SIGNIFICANT DELAYS OR DIFFICULTIES IN THE MANUFACTURE OF OR SUPPLY OF MATERIALS FOR OUR PRODUCTS MAY REDUCE OUR PROFIT MARGINS AND REVENUES, LIMIT THE SALES OF OUR PRODUCTS, OR HARM OUR PRODUCTS' REPUTATIONS.

     We manufacture many of our products in facilities we own and operate. These products include Altace(R), Levoxyl(R) and Thrombin-JMI(R), which together represent approximately 63.4% of our revenues for the year ended December 31, 2002. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

     A portion or all of many of our product lines, including Altace(R), Skelaxin(R), Sonata(R), Bicillin(R), Prefest(R), Intal(R), Tilade(R), Synercid(R) and Cortisporin(R), are currently manufactured by third parties. Once approved, Estrasorb(TM) will be manufactured for us by Novavax. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

     Our supply agreement for Bicillin(R) with Wyeth expires on July 7, 2004. There are limitations on the number of units over and above current estimated demand for this product we can order under our supply agreement with Wyeth. Furthermore, the expiration dating on this product is limited to 24 months. We may not be able to extend our agreement with Wyeth and we may not be able to secure a new manufacturing source for sufficient quantities of Bicillin(R) on commercially acceptable terms. If we are unable to extend the existing supply agreement or if we are unable to secure a new source of supply, then we may not be able to distribute this product as planned or the value of the assets could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the year ended December 31, 2002, net sales of Bicillin(R) totaled $40.2 million.

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

     The occurrence of any of these events could result in significant back orders for our products which could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely affect our market share for the products and the reputation of our products.

  IF THIRD-PARTY DEVELOPERS OF SOME OF OUR NEW PRODUCT CANDIDATES AND REFORMULATED PRODUCTS FAIL TO DEVOTE SUFFICIENT TIME AND RESOURCES TO OUR CONCERNS, OR IF THEIR PERFORMANCE IS SUBSTANDARD OR OTHERWISE FAILS TO COMPLY WITH THE TERMS OF THEIR AGREEMENTS WITH US, THE INTRODUCTION OF NEW OR REFORMULATED PRODUCTS MAY NOT BE SUCCESSFUL.

     We develop products and product line extensions through research and development and through contractual relationships with third parties that develop new products, including new product formulations, on our behalf. Our reliance on third parties for the development of some of our products exposes us to risks which could cause delays in the development of new products or reformulated products or could cause other problems beyond our control. These third-party developers

     - may not be successful in developing the products or product line extensions for us;

     - may face financial or business related difficulties which could make it difficult or impossible for them to continue business operations; or

     - may otherwise breach or terminate their agreements with us.

     If any of these events occur and we are unable to successfully develop these products and new product formulations by other means, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

  OUR PARKEDALE FACILITY HAS BEEN THE SUBJECT OF FDA CONCERNS. IF WE CANNOT ADEQUATELY ADDRESS THE FDA'S CONCERNS, WE MAY BE UNABLE TO OPERATE THE PARKEDALE FACILITY AND, ACCORDINGLY, OUR BUSINESS MAY SUFFER.

     Our Parkedale facility, located in Rochester, Michigan, manufactures both drug and biological pharmaceutical products. The Parkedale facility was one of six Pfizer facilities subject to a consent decree issued by the U.S. District Court of New Jersey in August 1993 as a result of FDA concerns about compliance issues within Pfizer facilities in the period before the decree was entered. The Parkedale facility continues to be subject to the consent decree.

     The Parkedale facility was inspected by the FDA in March 2003. When an FDA inspector completes an authorized inspection of a manufacturing facility, the inspector typically provides the owner/operator of the facility with a written report listing the inspector's observations of objectionable conditions and practices. This written report is known as an "FDA Form 483" or simply as a "483." The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the March 2003 inspection. While no law or regulation requires us to respond to a 483, we have submitted a written response detailing our plan of action with respect to each of the observations made on the 483 and our commitment to correct any objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with cGMPs. While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operations and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The 483 from March 2003 does not require us to delay or discontinue the production of any products made at the Parkedale facility.

  WE ARE NEAR MAXIMUM CAPACITY AT OUR MIDDLETON FACILITY WHICH WILL LIMIT OUR ABILITY TO INCREASE PRODUCTION OF THROMBIN-JMI(R).

     We are currently working on long-term strategies to expand our production capacity for Thrombin-JMI(R) which should potentially be completed in the next two to three years. These long-term strategies may further expand our manufacturing capacity for Thrombin-JMI(R) upon completion. We cannot assure you that our plans to expand our production capacity for Thrombin-JMI(R) will be successful and/or timely. If we cannot successfully and timely expand our production capacity for Thrombin-JMI(R), our ability to increase production of Thrombin-JMI(R) will be limited, thereby limiting our unit sales growth for this product.

  IF WE ARE UNABLE TO SECURE OR ENFORCE PATENT RIGHTS, TRADEMARKS, TRADE SECRETS OR OTHER INTELLECTUAL PROPERTY, OUR BUSINESS COULD BE HARMED.

     We may not be successful in securing or maintaining proprietary patent protection for our products or products and technologies we develop or license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. Some of our major branded pharmaceutical products have proprietary patent protection, including Altace(R) with a composition of matter patent that does not expire until October 2008 and a method of use patent that does not expire until April 2012. Both of these patents are listed in the FDA's Orange Book. The validity of patents can be subject to expensive litigation. As we mentioned earlier, Cobalt Pharmaceuticals, a generic drug manufacturer, has filed an ANDA alleging that the composition of matter patent related to Altace(R) is invalid. Cobalt is seeking permission from the FDA to market a generic version of Altace(R) prior to the expiration of the '722 patent, a composition of matter patent that does not expire until October 2008, but not before January 2005, the expiration date of another composition of matter patent that relates to and is listed in the FDA's Orange Book for Altace(R), but which has not been challenged by Cobalt. Additionally, as mentioned above, Mylan Pharmaceuticals and KV Pharmaceutical have each provided us with a notice of Paragraph IV certification alleging noninfringement of the '581 patent (KV Pharmaceutical also alleges invalidity), as they are seeking FDA approval to market a generic form of Levoxyl(R) prior to the expiration of the '581 patent on February 15, 2022. Furthermore, as noted above, each of Eon Labs and CorePharma has filed an ANDA with the FDA pertaining to metaxalone, the active ingredient in Skelaxin(R), to which we acquired rights from Elan on June 12, 2003.

     We also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in order to maintain our competitive position. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets and technology, or that we can adequately protect our trade secrets and technology.

     If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property, our business, financial condition, results of operations and cash flows could be materially adversely affected.

  IF THE IMPLEMENTATION OF OUR NEW INFORMATION TECHNOLOGY SYSTEM IS NOT SUCCESSFUL, OUR BUSINESS COULD BE DISRUPTED.

     In November 2000, we began the process of implementing a new information technology system which has started to become operational. In connection with its implementation, we have incurred related costs of over $30.0 million. This system is intended to support many of our business functions, including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting and other company functions. Although the new information technology system is intended to significantly enhance the accuracy of our calculations for estimating amounts due under Medicaid and other governmental pricing programs, our processes for these calculations will continue to involve considerable manual input, and, as a result, these calculations will remain subject to the risk of errors arising from manual processes at least until mid-2004. Even thereafter, despite our best efforts, the system could incorrectly calculate amounts due under Medicaid and other governmental pricing programs. In the event we do not successfully convert in a timely manner from our existing information system to the new one or in the event the new system does not operate as expected, our business could be disrupted. We could lose what we have invested and still have to incur additional costs for another system. This disruption or additional costs, if required, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  WHOLESALER AND DISTRIBUTOR BUYING PATTERNS AND OTHER FACTORS MAY CAUSE OUR QUARTERLY RESULTS TO FLUCTUATE, AND THESE FLUCTUATIONS MAY ADVERSELY AFFECT OUR PROFITABILITY.

     Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Wholesalers and distributors represent a substantial portion of our sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our inventory, sales of our products could be adversely affected. For example, in advance of an anticipated or announced price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. Other factors include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

  IF THE STOCK PRICE OF NOVAVAX DECLINES, OUR INVESTMENT IN NOVAVAX CONVERTIBLE NOTES COULD RESULT IN ADDITIONAL SPECIAL CHARGES RELATED TO A VALUATION ALLOWANCE FOR THESE NOTES.

     During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. The loan is impaired as defined under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." We established a valuation allowance in the second quarter of 2002 which was adjusted in subsequent quarters during 2002 and in the first quarter of 2003. As of March 31, 2003, the valuation allowance for the Novavax convertible notes equaled $27.5 million. We will adjust the amount of the valuation allowance in future periods until the loan is no longer considered to be impaired. We may incur additional charges related to our investment in the convertible notes. Accordingly, these charges may adversely impact our earnings.

  AN INCREASE IN PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS OR PRODUCT RETURNS COULD HARM OUR BUSINESS.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $60.0 million for aggregate annual claims with a $10.0 million aggregate annual deductible; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are not able to obtain product liability insurance with respect to our products Prefest(R), Menest(R), Delestrogen(R), Pitocin(R) and Nordette(R), each a women's healthcare product. With respect to any product liability claims relating to these products, we would be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     Product recalls or product field alerts may be issued at our discretion or at the discretion of the FDA, other government agencies or other companies having regulatory authority for pharmaceutical product sales. From time to time, we may recall products for various reasons, including failure of our products to maintain their stability through their expiration dates. Any recall or product field alert has the potential of damaging the reputation of the product. To date, these recalls have not been significant and have not had a material adverse effect on our business, financial condition, results of operations and cash flows. However, we cannot assure you that the number and significance of recalls will not increase in the future. Any significant recalls could materially affect our sales, the prescription trends for the products and damage the reputation of the products. In these cases, our business, financial condition, results of operations and cash flows could be materially adversely affected.

     Although product returns were approximately 2.7% of gross sales for the year ended December 31, 2002, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

  OUR WHOLLY OWNED SUBSIDIARY, JONES PHARMA INCORPORATED, IS A DEFENDANT IN LITIGATION WHICH IS CURRENTLY BEING HANDLED BY ITS INSURANCE CARRIERS. SHOULD THIS COVERAGE BE INADEQUATE OR SUBSEQUENTLY DENIED OR WERE WE TO LOSE SOME OF THESE LAWSUITS, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 577 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as "fen/phen." In 1996, Jones acted as a distributor of Obenix(R), a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones' phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

  SALES OF THROMBIN-JMI(R) MAY BE AFFECTED BY THE PERCEPTION OF RISKS ASSOCIATED WITH SOME OF THE RAW MATERIALS USED IN ITS MANUFACTURE; IF WE ARE UNABLE TO DEVELOP PURIFICATION PROCEDURES AT OUR FACILITIES THAT ARE IN ACCORDANCE WITH THE FDA'S EXPECTATIONS FOR BIOLOGICAL PRODUCTS GENERALLY, THE FDA COULD LIMIT OUR ABILITY TO MANUFACTURE BIOLOGICAL PRODUCTS AT THOSE FACILITIES.

     The source material for our product Thrombin-JMI(R) comes from bovine plasma and lung tissue. Bovine-sourced materials from outside the United States may be of some concern because of potential transmission of bovine spongiform encephalopathy, or "BSE." However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Although no BSE has been documented in the United States, the United States is considered a Category II BSE-risk country, meaning that the United States is probably BSE-free but has some history of importing cattle from the United Kingdom and Canada.

     We receive the bovine raw materials from a single vendor and any interruption or delay in the supply of that material could adversely affect the sales of Thrombin-JMI(R). In addition to other actions taken by us and our vendor to minimize the risk of BSE, we are developing steps to further purify the material of other potential contaminants. We will continue surveillance of the source and believe that the risk of BSE-contamination in the source materials for Thrombin-JMI(R) is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI(R) because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI(R). If BSE spreads to the United States, the manufacture and sale of Thrombin-JMI(R) and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

     The FDA expects manufacturers of biological products to have validated processes capable of removing extraneous viral contaminants to a high level of assurance. As a result, many manufacturers of biologics are currently engaged in developing procedures to remove potential extraneous viral contaminants from their products. We are in the process of developing appropriate processing steps to achieve maximum assurance for the removal of potential extraneous viral contaminants from Thrombin-JMI(R), which does not include BSE because it is not a viral contaminant. If we are not successful in gaining FDA approval for these processes, our ability to manufacture Thrombin-JMI(R) may be adversely affected. We cannot assure you that we will be successful in these efforts. Failure to obtain the FDA's approval for these procedures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  ON NOVEMBER 15, 2006, WE MAY BE REQUIRED TO REPURCHASE OUR 2 3/4% CONVERTIBLE DEBENTURES DUE NOVEMBER 15, 2021.

     We issued 2 3/4% Convertible Debentures due November 15, 2021 in February 2002 in an aggregate amount of $345.0 million. The price at which the debentures are convertible into common stock is $50.16, subject to adjustments spelled out in the documents governing the debentures. If the price of our stock has not reached that amount by November 15, 2006, we may be required to repurchase all or a portion of the debentures representing the $345.0 million on November 15, 2006 if some or all of the holders of the debentures request that we repurchase their debentures. We cannot assure you that a significant repurchase requirement at that time would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

  A FAILURE BY DEY, L.P. TO SUCCESSFULLY MARKET THE EPIPEN(R) AUTO-INJECTOR OR AN INCREASE IN COMPETITION COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     We recently acquired the EpiPen(R) auto-injector through our acquisition of Meridian. Dey, L.P. markets EpiPen(R) through a supply agreement that expires on December 31, 2010. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen(R) worldwide. Although demand for EpiPen(R) continues to be strong due to increased awareness of the health risks associated with allergic reactions, we expect competition to intensify. We understand that a new competitive product manufactured by Hollister-Stier Laboratories LLC has received FDA approval. The new product, TwinJect(R) Auto-Injector (epinephrine) injection, is not a therapeutically equivalent product but has the same indications, same usage and the same route of delivery as EpiPen(R). Users of EpiPen(R) would have to obtain a new prescription in order to substitute TwinJect(R). The supply agreement with Dey includes minimum purchase requirements that are less than Dey's purchases in recent years. A failure by Dey to successfully market and distribute EpiPen(R) or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  OUR RELATIONSHIP WITH THE U.S. DEPARTMENT OF DEFENSE AND OTHER GOVERNMENT ENTITIES IS SUBJECT TO RISKS ASSOCIATED WITH DOING BUSINESS WITH THE GOVERNMENT.

     All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. The unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. Our supply contracts with the Department of Defense are subject to post-award audit and potential price determination. These audits may include a review of our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while costs already reimbursed must be refunded. Therefore, a post-award audit or price redetermination could result in an adjustment to our revenues. From time to time the Department of Defense makes claims for pricing adjustments with respect to completed contracts. No claims are currently pending. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

     Other risks involved in government sales include the unpredictability in funding for various government programs and the risks associated with changes in procurement policies and priorities. Reductions in defense budgets may result in reductions in our revenues. We also provide our nerve agent antidote auto-injector to a number of state agencies and local communities for homeland defense against chemical agent terrorist attacks. Changes in governmental and agency procurement policies and priorities may also result in a reduction in government funding for programs involving our auto-injectors. A significant loss in government funding of these programs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  OUR SALES DEPEND ON PAYMENT AND REIMBURSEMENT FROM THIRD-PARTY PAYORS, AND IF THEY REDUCE OR REFUSE PAYMENT OR REIMBURSEMENT, THE USE AND SALES OF OUR PRODUCTS WILL SUFFER, WE MAY NOT INCREASE OUR MARKET SHARE, AND OUR REVENUES AND PROFITABILITY WILL SUFFER.

     The commercial success of some of our products is dependent, in part, on whether third-party reimbursement is available for the use of our products by hospitals, clinics, doctors and patients. Third-party payors include state and federal governments, under programs such as Medicaid and other entitlement programs, managed care organizations, private insurance plans and health maintenance organizations. Because of the growing size of the patient population covered by managed care organizations, it is important to our business that we market our products to them and to the pharmacy benefit managers that serve many of these organizations. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers and prescribing physicians. Managed care organizations and other third-party payors try to negotiate the pricing of products to control their costs. Managed care organizations and pharmacy benefit managers typically develop formularies to reduce their cost for medications. Formularies can be based on the prices and therapeutic benefits of the available products. Due to their lower costs, generics are often favored. The breadth of the products covered by formularies varies considerably from one managed care organization to another, and many formularies include alternative and competitive products or therapies for treatment of particular medical conditions. Exclusion of a product from a formulary can lead to its sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

     We have expanded our contracts with managed care organizations in an effort to increase the inclusion of our products on formularies. To the extent that our products are purchased by patients through a managed care group with which we have a contract, our average selling price is lower than it would be for a non-contracted managed care group. We take reserves for the estimated amounts of rebates we will pay to managed care organizations each quarter. Any increased usage of our products through Medicaid or managed care programs will increase the amount of rebates that we owe. We cannot assure you that our products will be included on the formulary lists of managed care organizations or that adverse reimbursement issues will not have a material effect on our financial condition, results of operations or cash flows.

  IF WE FAIL TO COMPLY WITH OUR REPORTING AND PAYMENT OBLIGATIONS UNDER THE MEDICAID REBATE PROGRAM OR OTHER GOVERNMENTAL PRICING PROGRAMS, WE COULD BE SUBJECT TO ADDITIONAL REIMBURSEMENTS, PENALTIES, SANCTIONS AND FINES WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

     We participate in the Federal Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, as well as several state supplemental rebate programs. Under the Medicaid rebate program, we pay a rebate to each state Medicaid program for our products that are reimbursed by those programs. As a manufacturer currently of single source, innovator multiple source and non-innovator multiple source products, rebate calculations vary among products and programs. The calculations are complex and, in certain respects, subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to the Centers for Medicare and Medicaid Services at the Department of Health and Human Services of our current average manufacturer price and best price for each of our products. Governmental agencies may make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid.

     In November 2000, we began the process of implementing a new information technology system which has started to become operational. Although this new information technology system is intended to significantly enhance the accuracy of our calculations for estimating amounts due under Medicaid and other governmental pricing programs, our processes for these calculations will continue to involve considerable manual input, and, as a result, these calculations will remain subject to the risk of errors arising from the manual processes at least until mid-2004. Even thereafter, despite our best efforts, the system could incorrectly calculate amounts due under Medicaid and other governmental pricing programs.

     Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service, or "PHS," pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebates to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

     In addition, we make our products available to authorized users of the Federal Supply Schedule, or "FSS," of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or "VHCA," imposes a requirement that the prices we charge to agencies under the FSS be discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. Our computation of the average manufacturer price to non-federal customers is used in establishing the FSS price for federal purchasers. The government maintains the right to audit the accuracy of our computations. Among the remedies available to the government for failure to accurately calculate FSS pricing and the average manufacturer price charged to non-federal customers is recoupment of any overpayments made by FSS purchasers as a result of errors in computations that affect the FSS price.

     Failure to comply with our obligations under the Medicaid rebate program or other governmental pricing programs could subject us to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The Medicaid rebate statute and the VHCA also provide that, in addition to penalties that may be applicable under other federal statutes, civil monetary penalties may be assessed for knowingly providing false information in connection with the pricing and reporting requirements under the laws.

     As discussed in this "Risk Factors" section under the heading "The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business" and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments -- SEC Investigation, Medicaid and Other Governmental Program Accrual Adjustment, and Related Matters," we determined recently that we had underaccrued for estimated amounts due under Medicaid and other governmental pricing programs, and recorded an adjustment of $46.5 million to net sales and accrued expenses in the fourth quarter of 2002. This amount represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, including amounts owing to the Department of Veterans Affairs and PHS. We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of King could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

  IF WE ARE UNABLE TO OBTAIN APPROVAL OF NEW HFA PROPELLANTS FOR INTAL(R) AND TILADE(R), OUR SALES OF THESE PRODUCTS COULD BE ADVERSELY AFFECTED.

     Under government regulations, chlorofluorocarbon compounds are being phased out because of environmental concerns. Our products Intal(R) and Tilade(R) currently use these compounds as propellants. A new inhaler for Intal(R) using the alternative propellant hydrofluoroalkane, or "HFA", is under review by the FDA. In the event we cannot obtain approval for alternative propellants for both Intal(R) and Tilade(R) before the final phase-out date of chlorofluorocarbon compounds or if we are unable to maintain an adequate supply of chlorofluorocarbon compounds for the production of these products prior to this date, our ability to market these products could be materially adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  THE LOSS OF OUR KEY PERSONNEL OR AN INABILITY TO ATTRACT NEW PERSONNEL COULD HARM OUR BUSINESS.

     We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our strategic objectives. We cannot assure you that we will be able to attract and retain key personnel in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support our continued growth and integration. The loss of the services of key personnel could have a material adverse effect on us, especially in light of our recent growth. We do not maintain key-person life insurance on any of our employees. In addition, we do not have employment agreements with any of our key employees.

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

  OUR STOCK PRICE IS VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS PURCHASING SHARES.

     The trading price of our common stock is likely to be volatile. The stock market in general and the market for emerging growth companies, such as King in particular, have experienced extreme volatility. Many factors contribute to this volatility, including

     - variations in our results of operations;

     - perceived risks and uncertainties concerning our business;

     - announcements of earnings;

     - failure to meet or exceed our own specific projections for revenue, product sales and earnings per share;

     - failure to meet timelines for product development or other projections or forward-looking statements we may make to the public;

     - failure to meet or exceed security analysts' financial projections for our company;

     - comments or recommendations made by securities analysts;

     - general market conditions;

     - perceptions about market conditions in the pharmaceutical industry;

     - announcements of technological innovations or the results of clinical trials or studies;

     - changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

     - changes in domestic or foreign governmental regulations or regulatory approval processes; and

     - announcements concerning regulatory compliance and government agency reviews.

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

RISKS RELATED TO OUR INDUSTRY

  FAILURE TO COMPLY WITH GOVERNMENT REGULATIONS COULD AFFECT OUR ABILITY TO OPERATE OUR BUSINESS.

     Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the DEA, the FTC, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the EPA, as well as by foreign governments in countries where we distribute some of our products.

     Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies such as the Veteran's Administration or the Department of Defense. These enforcement actions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the FDC Act or the PHS Act or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA's regulatory discretion and/or enforcement policies. Any change in the FDA's enforcement discretion and/or policies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

     We manufacture some pharmaceutical products containing controlled substances and, therefore, are also subject to statutes and regulations enforced by the DEA and similar state agencies which impose security, record keeping, reporting and personnel requirements on us. Additionally, we manufacture biological drug products for human use and are subject to regulatory burdens as a result of these aspects of our business. There are additional FDA and other regulatory policies and requirements covering issues such as advertising, commercially distributing, selling, sampling and reporting adverse events associated with our products with which we must continuously comply. Noncompliance with any of these policies or requirements could result in enforcement actions which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

  IF WE FAIL TO COMPLY WITH THE SAFE HARBORS PROVIDED UNDER VARIOUS FEDERAL AND STATE LAWS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     We are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to include, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly (in the civil context), or knowingly and willfully (in the criminal context), presenting, or causing to be presented for payment to third-party payors (including Medicaid and Medicare) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. As discussed in this "Risk Factors" section under the heading "The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business" and elsewhere in this report, we are in the process of quantifying and reporting to governmental agencies our underpayment of amounts due under Medicaid and other governmental pricing programs.

     Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs

(including Medicaid and Medicare). Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  IN THE FUTURE, THE PUBLICATION OF NEGATIVE RESULTS OF STUDIES OR CLINICAL TRIALS MAY ADVERSELY IMPACT OUR PRODUCTS.

     From time to time studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which, when published, may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. One example of these types of studies is the Women's Health Initiative, which we discuss more fully in this "Risk Factors" section under the heading of "Sales of certain of our women's health products have been and may continue to be negatively affected by the perception of an increase in certain health risks associated with the use of combination hormone replacement therapies and oral estrogen replacement therapies." In the event of the publication of negative results of studies or clinical trials related to our branded pharmaceutical products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

     We also compete with pharmaceutical companies in developing, marketing and selling pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, developed or acquired by other pharmaceutical companies may be more effective or offered at lower prices than our current or future products. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of ours. We believe that competition for sales of our products will be based primarily on product efficacy, safety, reliability, availability and price.

     Competition for Acquisitions. We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Biovail Corporation, Forest Laboratories, Inc., Galen Holdings plc, Medicis Pharmaceutical Corporation, Shire Pharmaceuticals Group plc., Watson Pharmaceuticals, Inc., and other companies which also acquire branded pharmaceutical products and product lines, including those in development, from other pharmaceutical companies. We cannot assure you that

     - we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

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

     Our largest product Altace(R) competes in the market with other cardiovascular therapies, including in particular, the following ACE inhibitors or any generic equivalents:

     - Zestril(R) (AstraZeneca plc),

     - Acupril(R) (Pfizer, Inc.),

     - Prinivil(R) (Merck & Co., Inc.),

     - Lotensin(R) (Novartis AG),

     - Monopril(R) (Bristol-Myers Squibb Company),

     - Vasotec(R) (Biovail Corporation),

     - Capoten(R) (Bristol-Myers Squibb Company), and

     - Mavik(R) (Abbott Laboratories).

     Our product Levoxyl(R) competes with the following levothyroxine sodium products:

     - Synthroid(R) (Abbott Laboratories),

     - Levothroid(R) (Forest Laboratories, Inc.), and

     - Unithroid(R) (Jerome Stevens Pharmaceuticals, Inc.).

     We intend to market these products aggressively by, among other things

     - detailing and sampling to the primary prescribing physician groups, and

     - sponsoring physician symposiums, including continuing medical education seminars.

     Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, the FDA approved for sale generic substitutes for Florinef(R) in March 2002 and in January 2003 and for Cortisporin(R) ophthalmic suspension in April 2003.

     The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. We believe it typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with challenging bioequivalence or complex manufacturing requirements and products with a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative product formulations or dosage forms, we are better able to maintain market share, gross margins and cash flows. However, we cannot assure you that any of our products will remain exclusive without generic competition, or maintain their market share, gross margins and cash flows as a result of these efforts, the failure of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     These forward-looking statements are identified by their use of terms and phrases, such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and other similar terms and phrases, including references to assumptions. These statements are contained in the "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections, as well as other sections of this report.

     Forward-looking statements in this report include, but are not limited to:

     - the future growth potential of, and prescription trends for our branded pharmaceutical products, particularly Altace(R), Skelaxin(R), Levoxyl(R), Thrombin-JMI(R) and Sonata(R);

     - expectations regarding the enforceability of product-related patents including in particular patents related to Altace(R), Levoxyl(R) and Skelaxin(R);

     - expected trends with respect to particular income and expense line items;

     - the development and potential commercialization of Estrasorb(TM), Androsorb(TM) and other products by Novavax and King;

     - the development and approval of binodenoson, pre-clinical programs, and product life-cycle development projects;

     - the development of a modified-release Altace(R);

     - the development of a modified-release Sonata(R);

     - the development of new formulations for Skelaxin(R);

     - the development and approval of a diazepam-filled auto-injector, and new inhalers for Intal(R) and Tilade(R) using the alternative propellant HFA;

     - our continued successful execution of our growth strategies;

     - anticipated developments and expansions of our business;

     - anticipated expansion of our manufacturing capacity for Thrombin-JMI(R);

     - anticipated increases in sales of acquired products or royalty revenues;

     - the success of our Co-Promotion Agreement with Wyeth;

     - the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

     - the development of product line extensions;

     - the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to Estrasorb(TM); our diazepam-filled auto-injector; and a new Intal(R) inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

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

     - expectations regarding the outcome of various pending legal proceedings including the Altace(R), Levoxyl(R) and Skelaxin(R) patent challenges, the SEC investigation, other possible governmental investigations, securities litigation, and other legal proceedings described in this report;

     - the ongoing implementation of our new information technology system; and

     - expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the "Risk Factors" section and in other sections of this annual report.

ITEM 2.  PROPERTIES

     The location and business segments served by our primary facilities are as follows:

              LOCATION                                  BUSINESS SEGMENT(S)
-------------------------------------   ----------------------------------------------------
Bristol, Tennessee...................   Branded Pharmaceuticals
Rochester, Michigan..................   Branded Pharmaceuticals and Contract Manufacturing
St. Louis, Missouri..................   Branded Pharmaceuticals and Contract Manufacturing
St. Petersburg, Florida..............   Branded Pharmaceuticals
Middleton, Wisconsin.................   Branded Pharmaceuticals

     We own each of these primary facilities, with the exception of that portion of the facilities in St. Louis, Missouri that is associated with our acquisition of Meridian, which is leased. For information regarding productive capacity and
extent of utilization, please see Item 1, "Manufacturing", on page   .

     The Bristol, Rochester, and St. Louis owned facilities are pledged as collateral for our senior secured revolving credit facility dated April 23, 2002.

     Our corporate headquarters are located in Bristol, Tennessee. We consider our properties to be generally in good condition, well maintained, and generally suitable and adequate to carry on our business.

ITEM 3.  LEGAL PROCEEDINGS

  SEC Investigation and Securities Litigation

     On March 10, 2003, we received a subpoena duces tecum from the SEC with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999 and 2000 and included all documents related to sales of our products to VitaRx and Prison Health Services during 1999 and 2000, our "best price" lists, all documents related to the pricing of our pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace(R) from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen(R) and Lorabid(R), the King Benevolent Fund, our calculations related to Medicaid rebates, and our Audit Committee's internal review of issues raised by the SEC investigation. We have cooperated, and will continue to cooperate, in providing information to the SEC.

     In connection with our determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we have contacted the Centers for

Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the "Risk Factors" section under the heading "If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business" and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments -- SEC Investigation, Medicaid and Other Governmental Program Accrual Adjustment, and Related Matters." Please also see
Note 2 to our audited consolidated financial statements.

     Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints have been filed by holders of our securities against us, our directors, former directors, executive officers and former executive officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. Plaintiffs allege that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning March 31, 1999 and continuing until March 11, 2003. Additionally, seven purported shareholder derivative complaints have been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. The allegations in these lawsuits are similar to those in the class action litigation described above. We intend to defend these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

     If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management's attention and resources and an increase in professional fees.

  Elan Transaction

     On January 30, 2003, we entered into an agreement to acquire the primary care business of Elan in the United States and Puerto Rico, which includes the rights to Sonata(R) and Skelaxin(R). On March 13, 2003, we received a letter from the FTC stating that it was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan's product Skelaxin(R). The focus of this investigation was Elan's listing in the FDA's Orange Book of at least one patent claiming a method of using metaxalone, and other actions with regard to FDA regulatory processes. As a result of this information, we commenced an investigation and asked Elan to provide additional information.

     On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel us to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, we reached an agreement with Elan that restructured the terms of the transaction as described above and, as a result, the litigation was suspended until the closing of the transaction, which occurred on June 12, 2003, and has since been dismissed.

  Altace(R) Patent Challenge

     Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace(R) prior to the expiration of U.S. Patent No. 5061722, the '722 patent, the "composition of matter patent" relating to Altace(R), which is listed in the FDA's Orange Book. We also recently listed U.S. Patent No. 5,403,856, the '856 patent, a "method of use patent" relating to Altace(R) in the FDA's Orange Book. The '722 patent does not expire until October 2008 and the '856 patent does not expire until April 2012. Under the federal Hatch-Waxman Act of 1984, Cobalt has filed an ANDA alleging that the '722 patent is invalid. This allegation is commonly known as a "Paragraph IV certification." Under the terms of the Hatch-Waxman legislation, any generic manufacturer may file an ANDA with a Paragraph IV certification after the pioneer company, or its successor in interest, has marketed the product for four years. Regulations do not require Cobalt to certify against the '856 patent. If the '722 and '856 patents are successfully challenged, Cobalt may market a generic equivalent of Altace(R) prior to October 2008. We have filed suit to enforce our rights under the '722 patent. The filing of the suit provides us an automatic stay of FDA approval of the ANDA for 30 months. However, should the court grant Cobalt summary judgment on the '722 patent, we would not receive the benefit of the automatic stay. Moreover, we have recently amended our complaint, without opposition, to include an allegation of infringement of the '856 patent by Cobalt. We intend to vigorously enforce our rights to our patents being challenged.

  Levoxyl(R) Patent Challenge

     Mylan Pharmaceuticals, a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) prior to the expiration of our '581 patent which was issued to us on April 29, 2003. We received notice of the Paragraph IV certification no earlier than April 30, 2003. We have filed suit against Mylan and intend to vigorously enforce our rights under the '581 patent being challenged. Additionally, on June 24, 2003, we received a notice of Paragraph IV certification related to the '581 patent from KV Pharmaceutical. We intend to vigorously enforce our rights under the '581 patent to the full extent of the law. If we are unsuccessful in enforcing our patent, our business, financial condition, results of operations and cash flows could be materially adversely affected.

  Skelaxin(R) Patent Challenge

     Eon Labs and CorePharma have each filed an ANDA with the FDA pertaining to metaxalone, the active ingredient in Skelaxin(R). The allegations in Eon Labs' and CorePharma's notices relate to a patent covering a method of using metaxalone, which does not expire until December 2021. We intend to enforce our rights under this patent. If we are unsuccessful in enforcing this patent, our business, financial condition, results of operations and cash flows could be materially adversely affected.

  Thimerosal/Vaccine Related Litigation

     King and/or its wholly owned subsidiary, Parkedale Pharmaceuticals have been named as defendants in California, Mississippi and Illinois, along with Abbott Laboratories, Wyeth, Aventis Pharmaceuticals, and other pharmaceutical companies, which have manufactured or sold products containing the mercury-based preservative, thimerosal.

     In these cases, the plaintiffs attempt to link the receipt of the mercury-based products to neurological defects. The plaintiffs claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, and breach of implied warranty, which are all arguments premised on the idea that the defendants promoted products without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.

     King's product liability insurance carrier has been given proper notice of all of these matters and defense counsel are vigorously defending our interests. We seek to be dismissed from the litigation due to, among other things, lack of product identity in plaintiff's complaints. In 2001, King and Parkedale were dismissed on this basis in a similar case.

     Fen/Phen Litigation

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We are one of many defendants in no more than 10 lawsuits, which claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. We expect to be named in additional lawsuits related to our production of the anorexigenic drug under contract for GlaxoSmithKline.

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

     In addition, Jones, a wholly-owned subsidiary of King, is a defendant in 577 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

     Other Legal Proceedings

     The Parkedale facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.). We acquired the Parkedale facility from Pfizer in February 1998. The Parkedale facility is currently manufacturing pharmaceutical products subject to the Consent Decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to cGMPs and are produced in accordance with approved drug applications. We intend, when appropriate, to petition for relief from the Consent Decree.

     We are involved in various routine legal proceedings incident to the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Our common stock is listed on the New York Stock Exchange, where our stock trades under the symbol "KG." There were approximately 1,200 shareholders on December 31, 2002, based on the number of record holders of the common stock.

                                                                    2001
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
First quarter...............................................  $39.00    $24.79
Second quarter..............................................   43.41     27.13
Third quarter...............................................   46.05     34.25
Fourth quarter..............................................   44.59     35.12

                                                                    2002
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
First quarter...............................................  $42.13    $29.25
Second quarter..............................................   35.10     18.30
Third quarter...............................................   21.98     15.85
Fourth quarter..............................................   19.42     15.00

                                                                    2003
                                                              ----------------
                                                               HIGH      LOW
                                                              ------    ------
First quarter...............................................   18.13     11.01
Second quarter..............................................   16.51      9.46

     On July 25, 2003, the closing price of our common stock as reported on the New York Stock Exchange was $15.12.

     We have never paid cash dividends on our common stock. The payment of cash dividends is subject to the discretion of the board of directors and will be dependent upon many factors, including our earnings, our capital needs, and our general financial condition. We currently anticipate that for the foreseeable future, we will retain our earnings.

     The following table provides information about our equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                    NUMBER OF SECURITIES TO       WEIGHTED-AVERAGE          NUMBER OF SECURITIES
                                   BE ISSUED UPON EXERCISE OF    EXERCISE PRICE OF     REMAINING AVAILABLE FOR FUTURE
                                      OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       ISSUANCE UNDER EQUITY
          PLAN CATEGORY               WARRANTS AND RIGHTS       WARRANTS AND RIGHTS          COMPENSATION PLANS
---------------------------------  --------------------------   --------------------   ------------------------------
Equity compensation plans
  approved by shareholders.......          4,908,317                   $21.27                    8,365,624
Equity compensation plans not
  approved by shareholders.......                 --                      n/a                           --
                                           ---------                                             ---------
          Total..................          4,908,317                                             8,365,624
                                           =========                                             =========

ITEM 6.  SELECTED FINANCIAL DATA

     The table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements and related notes included elsewhere in this report.

                                                        FOR THE YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------
                                               1998       1999       2000       2001        2002
                                             --------   --------   --------   --------   ----------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA:
Net sales(1)...............................  $261,594   $480,815   $578,769   $825,488   $1,069,960
Royalty revenue............................    27,544     31,650     41,474     46,774       58,375
Development revenue(2).....................     5,283         --         --         --           --
                                             --------   --------   --------   --------   ----------
          Total revenues...................   294,421    512,465    620,243    872,262    1,128,335
                                             --------   --------   --------   --------   ----------
Gross profit...............................   201,488    368,637    448,972    685,698      833,359
Operating income...........................   105,111    209,895    184,728    366,266      294,200
Interest income............................     7,746     10,507     11,875     10,975       22,395
Interest expense...........................   (14,866)   (55,371)   (36,974)   (12,684)     (12,419)
Valuation charge...........................        --         --         --         --      (35,629)
Other income (expenses), net...............     4,016     (3,239)     3,333      6,313         (884)
                                             --------   --------   --------   --------   ----------
Income before income taxes, extraordinary
  item(s) and cumulative effect of change
  in accounting principle..................   102,007    161,792    162,962    370,870      267,663
Income tax expense.........................    36,877     61,150     76,332    138,006       85,143
                                             --------   --------   --------   --------   ----------
Income from continuing operations..........    65,130    100,642     86,630    232,864      182,520
Income from discontinued operations........    18,768         --         --         --           --
                                             --------   --------   --------   --------   ----------
Income before extraordinary item(s) and
  cumulative effect of change in accounting
  principle................................    83,898    100,642     86,630    232,864      182,520
Extraordinary item(s), net of income
  taxes(3).................................    (4,411)      (705)   (22,121)   (14,383)          --
                                             --------   --------   --------   --------   ----------
                                               79,487     99,937     64,509    218,481      182,520
Cumulative effect of change in accounting
  principle(4).............................        --         --         --       (545)          --
                                             --------   --------   --------   --------   ----------
Net income(1)..............................  $ 79,487   $ 99,937   $ 64,509   $217,936   $  182,520
                                             ========   ========   ========   ========   ==========
Income per common share:
Basic:
  Continuing operations....................  $   0.32   $   0.48   $   0.40   $   1.00   $     0.75
  Discontinued operations..................      0.09         --         --         --           --
  Extraordinary item(s)....................     (0.02)        --      (0.10)     (0.06)          --
  Cumulative effect of change in accounting
     principle.............................        --         --         --         --           --
                                             --------   --------   --------   --------   ----------
                                             $   0.39   $   0.48   $   0.30   $   0.94   $     0.75
                                             ========   ========   ========   ========   ==========
Diluted:
  Continuing operations....................  $   0.32   $   0.47   $   0.39   $   0.99   $     0.74
  Discontinued operations..................      0.09         --         --         --           --
  Extraordinary item(s)....................     (0.02)        --      (0.10)     (0.06)          --
  Cumulative effect of change in accounting
     principle.............................        --         --         --         --           --
                                             --------   --------   --------   --------   ----------
                                             $   0.39   $   0.47   $   0.29   $   0.93   $     0.74
                                             ========   ========   ========   ========   ==========

                                                                         DECEMBER 31,
                                                             ------------------------------------
                                                                2000         2001         2002
                                                             ----------   ----------   ----------
BALANCE SHEET DATA:
Working capital............................................  $  212,161   $1,086,116   $  891,738
Total assets...............................................   1,282,395    2,506,611    2,750,660
Total debt.................................................     100,532      347,754      346,393
Shareholders' equity.......................................     987,733    1,908,284    1,931,183

---------------

(1) Results for 2002 reflect (a) a $22,113 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001, (b) a $12,399 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002, and (c) an $11,970 charge arising from changes in accounting estimates related to Medicaid and other governmental pricing programs. For additional information, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments" and Note 2 to our audited consolidated financial statements.
(2) We developed four ANDA's which were filed with the FDA on behalf of Mallinkrodt Inc., predecessor to Tyco International Ltd., for a maximum of $2,500 which was paid upon FDA approval and validation of the process.
(3) Reflects loss on early extinguishment of debt in connection with the repayment of certain debt instruments during 1998, 1999, 2000 and 2001 of $4,411 (net of taxes of $2,787), $705,000 (net of taxes of $445,000),
    $12,768 (net of taxes of $7,580), and $14,383 (net of taxes of $8,520), respectively. Additionally, reflects an asset impairment charge related to discontinuing the production and distribution of Fluogen(R) in the amount in 2000 of $9,353 (net of taxes of $5,612).
(4) Reflects the cumulative effect of a change in accounting principle of $545,000 (net of taxes of $325,000) due to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," during the first quarter of 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the other parts of this report, the audited consolidated financial statements and related notes. Historical results and percentage relationships set forth in the statement of income, including trends that might appear, are not necessarily indicative of future operations. Please see the "Risk Factors" and "Forward-Looking Statements" sections for a discussion of the uncertainties, risks and assumptions associated with these statements.

RECENT DEVELOPMENTS

     The audited consolidated financial statements contained in this annual report on Form 10-K reflect the effects of

     (1) a $46.5 million adjustment to our accrual for estimated amounts due under Medicaid and other governmental pricing programs,

     (2) an additional $39.8 million charge relating to Lorabid(R), consisting of a $49.9 million accrual for Lorabid(R) purchase commitments in excess of expected demand and a $10.0 million reduction (from $76.8 million to $66.8 million) in the previously announced Lorabid(R) intangible asset impairment charge, and

     (3) a deferral of $4.7 million of revenue associated with a purchase of our products by the King Benevolent Fund, Inc.

Each of these adjustments arises from the internal review or is otherwise based on information that became available subsequent to the release of the unaudited consolidated financial statements for the year ended December 31, 2002, contained in our Form 8-K dated April 15, 2003, and, under applicable accounting rules, is required to be reflected as of December 31, 2002.

     The following table summarizes our 2002 net sales, operating income, net income and diluted income per common share, as previously reported in our Form 8-K dated April 15, 2003 and as reported in this annual report after accounting for the three adjustments described above (in thousands, except per share data):

                                              YEAR ENDED DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------------------
                                                                                               INCOME PER COMMON SHARE
         NET SALES                   OPERATING INCOME                  NET INCOME                     (DILUTED)
----------------------------   ----------------------------   ----------------------------   ----------------------------
AS PREVIOUSLY   AS CURRENTLY   AS PREVIOUSLY   AS CURRENTLY   AS PREVIOUSLY   AS CURRENTLY   AS PREVIOUSLY   AS CURRENTLY
 REPORTED(1)      REPORTED      REPORTED(1)      REPORTED      REPORTED(1)      REPORTED      REPORTED(1)      REPORTED
-------------   ------------   -------------   ------------   -------------   ------------   -------------   ------------
   (UNAUDITED)                 (UNAUDITED)                    (UNAUDITED)                    (UNAUDITED)
$1,121,143       $1,069,960      $383,939        $294,200       $238,039        $182,520         $0.97          $0.74

---------------

(1) The data labeled "As previously reported" are presented for information purposes only in order to alert the reader that the 2002 results of operations previously reported in our Form 8-K dated April 15, 2003 differ from the audited 2002 results of operations as a result of the three adjustments described above. These data are not presented in this annual report as a financial measure of our historical financial performance and should not be considered by investors and other readers of this annual report in their decision making.

  SEC Investigation, Medicaid and Other Governmental Program Accrual Adjustment, and Related Matters

     As previously reported, in March 2003, the SEC initiated a formal investigation of King. In light of the SEC investigation, and as recommended by King's management, the Audit Committee of our Board of Directors initiated an assessment and internal review of the issues raised by the SEC investigation and retained independent counsel, who retained an independent accounting firm, to assist the Audit Committee.

     In connection with the internal review, King determined that it had underaccrued for estimated amounts due under Medicaid and other governmental pricing programs, and recorded an adjustment of $46.5 million to net sales and accrued expenses in the fourth quarter of 2002. This amount represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. In connection with the accrual adjustment, we expect to recover on a pre-tax basis approximately $0.7 million of royalties we previously paid for Altace(R). We also expect to recover on a pre-tax basis approximately $9.5 million of the promotional fees we previously paid under our Co-Promotion Agreement for Altace(R), but we have not completed discussions with our partner and therefore have not recorded this amount in our results for 2002.

     We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. Pending determination of the precise amount of such payments, we have placed $46.5 million in an interest-bearing escrow account. The accrual adjustment relates solely to the estimated underpayments and excludes any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as we cannot predict or reasonably estimate their likelihood or magnitude at this time.

     Of the aggregate adjustment to the accrual for estimated underpayments of amounts due under Medicaid and other governmental pricing programs, approximately $12.0 million reflects changes in accounting estimates under generally accepted accounting principles made in 2002, and approximately $12.4 million reflects corrections of immaterial errors related to 2002 and recorded in the fourth quarter of 2002. The remaining $22.1 million reflects corrections of immaterial errors that occurred during 1998 to

2001. Of this total of $22.1 million, approximately $2.5 million relates to underpayments in 1998, $6.5 million relates to underpayments in 1999, $5.9 million relates to underpayments in 2000 and $7.3 million relates to underpayments in 2001. The impact of these immaterial errors in each of the years from 1998 to 2001 on net sales, operating income, net income and diluted income per common share for those years is set forth below (in thousands, except per share data):

                                           IMPACT OF                IMPACT OF              IMPACT OF     INCOME PER    IMPACT OF
                                           IMMATERIAL   OPERATING   IMMATERIAL     NET     IMMATERIAL   COMMON SHARE   IMMATERIAL
                              NET SALES      ERRORS      INCOME       ERRORS     INCOME      ERRORS      (DILUTED)       ERRORS
                              ----------   ----------   ---------   ----------   -------   ----------   ------------   ----------
1998........................  $  261,594     $2,460     $105,111      $2,460     $79,487     $1,518        $0.39         $0.01
1999........................     480,815      6,482      209,895       6,368      99,937      3,929         0.47          0.02
2000........................     578,769      5,873      184,728       5,744      64,509      3,544         0.29          0.02
2001........................     825,488      7,298      366,266       7,191     217,936      4,437         0.93          0.02

     For information on the impact of the immaterial errors in 2001 and 2002 on a quarterly basis, see Note 23 to our audited consolidated financial statements.

     In connection with the internal review, the Audit Committee determined that our calculations related to Medicaid and other governmental pricing programs have not followed all aspects of the prescribed methodology under the applicable statutes. King's accrual adjustment relates to

     (1) modifications to our methodologies for calculating average manufacturer price and best price (both of which are reported to the government and used in determining amounts due under Medicaid and other governmental pricing programs) in response to changes in legal interpretations of complex and, in certain respects, ambiguous areas of Medicaid rebate laws,

     (2) recently compiled information with respect to the class of trade of our direct and indirect customers that affects our past calculations of average manufacturer price, and

     (3) the correction of certain immaterial errors in the calculation of average manufacturer price and best price.

The accrual adjustment reflects both Medicaid underpayments and amounts owing to other governmental agencies, such as the Department of Veterans Affairs and the Public Health Service, which utilize payment formulae that are similar to those applicable to the Medicaid rebate program.

     The Audit Committee concluded, after weighing all the information developed in the course of the internal review, that the underpayments requiring the accrual adjustment did not arise from an effort on the part of our current or prior management to mislead investors by manipulating reported financial results. While the Committee concluded that the errors did not result in any material financial misstatements, the Committee stated that it believes that we need to dedicate additional attention and resources to ensure compliance with all applicable reporting requirements for Medicaid rebates and other governmental pricing programs. The Committee noted the need to have in place systems, processes and personnel that provide reasonable assurance that such errors are unlikely to recur in the future. Management has reviewed with the Committee the steps we have taken, are now taking and plan to take to address the issues raised by the incorrect Medicaid and other governmental pricing programs filings made in the past, and to enhance our capabilities with respect to future Medicaid and other governmental pricing calculations. The Committee stated that it intends to monitor carefully our ongoing discussions with appropriate regulatory authorities, as well as the implementation of proposed improvements to systems, processes, training and personnel.

     The SEC investigation of King is continuing. In addition, as discussed above, we have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice regarding amounts due under Medicaid and other governmental pricing programs. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of King could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. In addition, 22 purported class action complaints have been filed by holders of our securities against us, our directors, former directors, executive officers and former executive officers, and seven purported shareholder derivative complaints have been filed, respectively alleging violations of federal securities laws and a breach of fiduciary duty, among other things, by some of our officers and directors. If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. For additional information, please see the "Risk Factors" section under the heading "The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business."

     We have undertaken a substantial process to enhance our compliance with Medicaid and other governmental pricing program requirements. In November 2000, we began the process of implementing a new information technology system which has recently started to become operational. As part of this effort, we have engaged outside consultants to ensure that the new information technology system collects and processes the data that we previously lacked for calculating average manufacturer price. Although the new information technology system is intended to significantly enhance the accuracy of our calculations for estimating amounts due under Medicaid and other governmental pricing programs, our processes for these calculations will continue to involve considerable manual input, and, as a result, these calculations will remain subject to the risk of errors arising from manual processes. We expect to further automate our processes for these calculations and expect to achieve a high level of automation in such processes by mid-2004. In addition, we have hired a senior director knowledgeable with respect to Medicaid and other governmental pricing programs, and are continuing to search for and hire qualified personnel. We have engaged outside consultants to assist us in our compliance efforts while we are in the process of further expanding our internal compliance staff. We are committed to further enhancements and continue to identify and implement actions that improve our compliance with Medicaid and other governmental pricing programs.

  Additional Charge Relating to Lorabid(R)

     As previously disclosed, during the fourth quarter of 2002, we decided to divest our rights to Lorabid(R). As a result of a continuing decline of Lorabid(R) prescriptions and our inability, to date, to divest our rights to Lorabid(R), subsequent to the release of the unaudited consolidated financial statements for the year ended December 31, 2002, we determined that we will not be able to sell all the Lorabid(R) we are required to purchase under our supply agreement with Eli Lilly. Accordingly, because of these further declines in Lorabid(R) prescription trends, and because we had not finalized our consolidated financial statements for the year ended December 31, 2002, we have revised our unaudited consolidated financial statements for the year ended December 31, 2002 to record in the fourth quarter of 2002 a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand.

     Due to the further decline in our revenue projections for Lorabid(R) as of July 2003, we were also required to reassess the fair value of the Lorabid(R) intangible assets. Previously, in the unaudited consolidated financial statements for the year ended December 31, 2002, we reported that during the fourth quarter of 2002 we had recorded an intangible asset impairment charge of $51.2 million and an additional intangible asset impairment charge of $25.7 million. Based on our recent reassessment, and as a result of recording the $49.9 million charge for Lorabid(R) purchase commitments in excess of expected demand, we determined that the intangible asset impairment charge should be decreased from the aggregate of $76.8 million, previously presented in the unaudited consolidated financial statements for the year ended December 31, 2002, to $66.8 million. We determined the fair value of the Lorabid(R) intangible asset based on the net present value of future estimated Lorabid(R) cash flows.

     The overall adjustment to the Lorabid(R) charge presented in the unaudited consolidated financial statements for the year ended December 31, 2002 is a net additional charge of $39.8 million.

  King Benevolent Fund Transaction

     On December 26, 2002, we sold $4,587,571 (net of a 2% prompt pay discount) of Cortisporin(R), Silvadene(R) and Tigan(R) to a third-party wholesaler, which in turn resold those products to the King Benevolent Fund in January 2003 for $4,634,405. As of July 15, 2003, the Benevolent Fund had yet to distribute 77% of the Cortisporin(R), 59% of the Silvadene(R) and 11% of the Tigan(R) purchased in January 2003. The expiration dates for the products still in inventory are July 31, 2004 (or later) for the Cortisporin(R), November 30, 2004 (or later) for the Silvadene(R) and May 31, 2004 for the Tigan(R). In light of the facts that a significant percentage of the products had not yet been distributed by the Benevolent Fund after more than six months and that the Benevolent Fund might be deemed to have been a "related party" for accounting purposes at the time of our sale, we have revised our previously released unaudited consolidated financial statements for the year ended December 31, 2002 to defer recognition of the revenue from this sale to the third-party wholesaler and to treat this sale in a manner analogous to the consignment method. As of the date of shipment of the purchased products to the third-party wholesaler, we have recorded deferred revenue in the amount of $4,701,195 and classified the purchased products as if they were consignment inventory at our cost of such inventory. We will recognize the deferred revenue as the purchased products are distributed by the Benevolent Fund, which has agreed to provide us with the requisite information relating to the timing and amount of such distributions. The deferral of recognition of $4,701,195 of revenue reduced by $4,131,092, $2,548,884 and $0.01 our previously reported unaudited 2002 operating income, net income and diluted income per common share, respectively. Based on the information provided to us by the Benevolent Fund with respect to its charitable distributions, we expect to recognize in the first and second quarters of 2003 $324,639 and $923,914, respectively, of the deferred revenue.

     After weighing all the information developed in the course of the internal review, our Audit Committee concluded that this transaction did not arise from an effort to mislead investors by manipulating reported financial results, and that consummation of the sale had been in the best interests of King. In connection with this conclusion, the Audit Committee also determined that it would be desirable for King to provide detailed disclosure of the nature and extent of our relationship with the Benevolent Fund and this transaction beyond that required by applicable rules. Please see the "Certain Relationships and Related Transactions" section.

OVERVIEW

  General

     Our growth in 2002 primarily resulted from continued increased sales of our three largest products: Altace(R), Levoxyl(R) and Thrombin-JMI(R). Significant milestone events occurring since the end of 2001 that we believe expand and enhance our opportunities for continued growth include the completion of our acquisition of Meridian Medical Technologies, Inc., our acquisition of rights to Intal(R), Tilade(R) and Synercid(R) from Aventis and our acquisition of Elan's primary care business in the United States and Puerto Rico, which includes Sonata(R) and Skelaxin(R) and Elan's United States primary care sales force. We believe that these developments, which include expanded pipeline opportunities, together with the continued sales growth of our existing key products, especially Altace(R), position King for future growth.

SALES OF KEY PRODUCTS

     In the following discussion, net sales for 2002 reflect a $22.1 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001; a $12.4 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002; and a $12.0 million charge arising from changes made in 2002 in accounting estimates for the years 1998 to 2002 related to Medicaid and other governmental pricing programs. For additional information, see this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments."

  Altace(R)

     Net sales of Altace(R), an ACE inhibitor, grew to $450.0 million for the year ended December 31, 2002, a 58% increase from $284.7 million during the prior year. Altace(R) new prescriptions totaled approximately 3.5 million and total prescriptions equaled approximately 10.6 million during 2002, increases of 41% and 50%, respectively, over the prior year according to IMS America monthly prescription data. Monthly total prescriptions of Altace(R) exceeded one million for the first time during December 2002 according to IMS America data. Contributing also to the continued sales growth of Altace(R) is the sustained shift to 10mg Altace(R), the same dose used in the landmark HOPE trial. Specifically, total prescriptions for 10mg Altace(R) during 2002 increased approximately 71% over the prior year, in comparison to an increase of 36% for the other strengths of Altace combined, according to NDC Health monthly prescription data. Additionally, price increases contributed to the continued sales growth of Altace(R) during 2002.

     Based on Altace(R)'s differentiating indications, positive clinical data and prescription trends, along with our marketing strategies and a composition of matter patent that should protect Altace(R) from generic competition through 2008, we anticipate that annual net sales of Altace(R) should continue to grow, but not at as high a rate as that achieved in 2002.

  Levoxyl(R)

     Levoxyl(R) net sales grew to $169.5 million for the year ended December 31, 2002, a 61% increase from $105.1 million during the prior year. In addition to continued prescription growth, the increase in sales of Levoxyl(R) during 2002 was primarily due to a reduction in discounting and implementation of a branded pricing strategy. During the first six months of 2003, Levoxyl(R) net sales were $58.9 million. We have submitted in excess of 40 patent applications relating to our novel quick-dissolving formulation of Levoxyl(R). The first U.S. patent on Levoxyl(R), a utility patent with composition of matter claims, was issued on April 29, 2003 and extends through February 15, 2022.

  Thrombin-JMI(R)

     Net sales of Thrombin-JMI(R) totaled $96.5 million in 2002, a 51% increase from $64.1 million during the prior year. Contributing to this growth was our successful implementation of strategies which increased our unit production capacity for Thrombin-JMI(R) at our Middleton, Wisconsin facility by approximately 20% during 2002. We are, however, near capacity at this facility, which will limit our ability to increase unit production of Thrombin-JMI(R). We are currently working on long-term strategies to further expand our manufacturing capacity for Thrombin-JMI(R). Net sales of Thrombin-JMI(R) should continue to grow during 2003, but not at as high a rate as that achieved in 2002.

STRATEGIC DEVELOPMENTS

  Elan's Primary Care Business

     On June 12, 2003, we acquired the primary care business of Elan and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights to potential new formulations of Sonata(R) Skelaxin(R), together with Elan's United States primary care field sales force. Product rights subject to the agreement include those related to Sonata(R), a nonbenzodiazepine treatment for insomnia, and Skelaxin(R), a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan's sale of Skelaxin(R) included related NDAs, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin(R). Elan's sale of Sonata(R) included its rights to the product, as well as certain related copyrights. We also acquired certain intellectual property, regulatory, and other assets relating to Sonata(R) directly from Wyeth. Under the terms of the agreement, we secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata(R), other than for use in animals.

     We paid approximately $750.0 million at closing. The $750.0 million purchase price included the transfer of inventory with a value of approximately $40.0 million. We also

     - will pay royalties on the current formulation of Skelaxin(R) from the date of closing and up to $71.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata(R);

     - have a potential milestone payment of $15.0 million if annual net sales of a reformulation of Sonata(R) exceed $100.0 million; and

     - potentially will pay an additional $25.0 million milestone payment to Elan relating to the ongoing exclusivity of Skelaxin(R) on January 2, 2004.

Prior to the closing of this transaction, we had received a letter on March 13, 2003 from the FTC stating that it was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan's product Skelaxin(R). The focus of this investigation was Elan's listing in the FDA's Orange Book of at least one patent claiming a method of using metaxalone, and other actions with regard to FDA regulatory processes. As a result of this new information, we commenced an investigation and asked Elan to provide additional information. On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel us to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, we reached an agreement with Elan that restructured the terms of the transaction as described above, and, as a result, the litigation has since been dismissed.

     Eon Labs and CorePharma have each filed an ANDA with the FDA pertaining to metaxalone, the active ingredient in Skelaxin(R), to which we acquired certain rights from Elan on June 12, 2003. The allegations in Eon Labs' and CorePharma's notice relate to a patent covering a method of using metaxalone, which does not expire until December 2021. We intend to vigorously enforce our rights under this patent.

  Meridian Medical Technologies, Inc.

     On January 8, 2003, we completed our acquisition of Meridian, for a cash price totaling $246.8 million. Meridian pioneered the development, and is a leading manufacturer, of auto-injectors for the self-administration of injectable drugs. An auto-injector is a pre-filled, pen-like device that allows a patient or caregiver to automatically inject a precise drug dosage quickly, easily, safely, and reliably. This acquisition provides us with additional lines of growing exclusive pharmaceutical products, auto-injector technology, and enhanced pipeline opportunities. Meridian had net sales of $82.4 million for its fiscal year ended July 31, 2002.

     Meridian's growing commercial pharmaceutical business primarily consists of EpiPen(R), an auto-injector filled with epinephrine for the emergency treatment of anaphylaxis resulting from severe or allergic reactions to insect stings or bites, foods, drugs, and other allergens, as well as idiopathic or exercise induced anaphylaxis. Dey, L.P. markets EpiPen(R) pursuant to a supply agreement that expires December 31, 2010. Under the terms of the supply agreement, we grant Dey the exclusive right and license to market, distribute, and sell EpiPen(R) worldwide.

     Meridian also has growing lines of pharmaceutical products that are presently sold primarily to the U.S. Department of Defense under an Industrial Base Maintenance Contract. These products include AtroPen(R), an atropine filled auto-injector, and ComboPen(R), a pralidoxime filled auto-injector, both used as nerve gas antidotes; a diazepam-filled auto-injector for treatment of seizures; and a morphine filled auto-injector for pain management. Additionally, Meridian is completing the development of a dual-chambered auto-injector and injection process, with patent protection to 2010, which should provide an improved, more efficient means of delivering nerve gas antidotes.

  Intal(R), Tilade(R) and Synercid(R)

     On December 30, 2002, we acquired the rights to three branded prescription pharmaceutical products from Aventis. The products include the rights in the United States, Puerto Rico and Canada to Intal(R) and Tilade(R), and worldwide rights, excluding Japan, to Synercid(R). Total upfront cash consideration paid by King for the three branded pharmaceutical products totaled $197.5 million.

     Intal(R) and Tilade(R) are non-steroidal anti-inflammatory agents for the treatment of asthma. The differentiating attributes of Intal(R) and Tilade(R) include their unique mechanism of action and excellent safety profiles, the latter of which is extremely important for pediatric patients and in other patient sub-populations for whom safety is a particular concern. A new Intal(R) inhaler formulation utilizing HFA, an environmentally friendly propellant, is currently under review by the FDA. The HFA formulation of Intal(R) is patented in the United States until September 2017. Tilade(R) has a composition-of-matter patent in the United States until October 2006. We believe our acquisition of Intal(R) and Tilade(R) provides us with access to the respiratory pharmaceutical market, which is currently experiencing significant growth and is the fourth largest therapeutic market in the world.

     Synercid(R) is an injectable antibiotic indicated for treatment of vancomycin-resistant enterococcus faecium and treatment of some complicated skin and skin structure infections. Synercid(R), which is primarily administered in hospitals, has a formulation patent in the United States until November 2017. As additional consideration to Aventis for Synercid(R), King has agreed to potential milestone payments totaling $75.1 million. King will potentially pay Aventis milestone payments totaling $50.1 million over the next three years, payable in annual installments of $10.3 million, $21.2 million, and $18.6 million beginning on December 31, 2003, which relate to the continued recognition of Synercid(R) as an effective treatment for vancomycin-resistant enterococcus faecium. The remaining $25.0 million milestone is payable to Aventis if Synercid(R) should receive FDA approval to treat methicillin resistant staphylococcus aureus, or King will pay Aventis a one-time payment of $5.0 million the first time during any twelve-month period net sales of Synercid(R) exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period net sales of Synercid(R) exceed $75.0 million.

  AtroPen(R)

     On June 19, 2003, we received FDA approval of our sNDA covering pediatric and adult formulations of our nerve gas antidote AtroPen(R). Our receipt of this approval is significant in that this is the first time that pediatric formulations of this important homeland security product have been approved for use in the United States. AtroPen(R) utilizes the auto-injector technology we acquired in our January 2003 acquisition of Meridian. We do not anticipate being able to distribute pediatric formulations of this product before the first quarter of 2004.

PIPELINE OPPORTUNITIES

     While continuing to execute our acquisition growth strategies with respect to currently marketed products, we have also continued to expand and enhance our pipeline opportunities. We currently have three pipeline product applications submitted and under review by the FDA, and other compounds in various stages of development.

  Estrasorb(TM)

     In September 2002, Novavax resubmitted to the FDA an NDA for Estrasorb(TM), a topical estrogen replacement therapy in a unique lotion formulation for symptomatic menopausal women. King has an exclusive worldwide license to promote, market, distribute, and sell Estrasorb(TM), following approval, except in the United States and Puerto Rico, where King and Novavax will co-market the product. FDA approval for Estrasorb(TM) is anticipated during the second half of 2003.

  Intal(R) HFA

     As part of the transaction with Aventis on December 30, 2002, we acquired rights to a new inhaler formulation of Intal(R) utilizing HFA, an environmentally friendly propellant. The HFA formulation of Intal(R) is currently under review by the FDA and is patented in the United States until September 2017. We anticipate FDA approval of this product during 2004.

  Diazepam-Filled Auto-Injector

     An ANDA for our diazepam-filled auto-injector, now sold primarily to the U.S. Department of Defense, is currently under review by the FDA. Once approved, King plans to market this product commercially as the only adjunctive injectable therapy, outside of a hospital setting, for the emergency treatment of status epilepticus and severe recurrent convulsive seizures associated with epilepsy. Currently, the only competing, self-administered therapy requires a rectal administration. FDA approval for our diazepam-filled auto-injector is anticipated during the second half of 2003.

  Sonata(R)

     We have entered into an agreement with Elan for the development of a modified-release formulation of Sonata(R).

  Skelaxin(R)

     We have entered into an agreement with Elan relating to new formulation development for Skelaxin(R).

  Binodenoson

     We recently completed the Phase II dose-ranging study for binodenoson, our second-generation cardiac pharmacologic stress-imaging agent. The results of the Phase II dose-ranging study are being used to plan protocols for two pivotal Phase III studies involving binodenoson, the first of which is expected to begin during the second half of 2003.

  Modified Release Altace(R)

     We have a license agreement with SkyePharma to develop and commercialize a modified release formulation of Altace(R) utilizing SkyePharma's patented oral drug delivery technology Geomatrix(R).

OTHER DEVELOPMENTS

  Decision to Divest Lorabid(R) Assets

     We have a supply agreement with Eli Lilly to produce Lorabid(R). This supply agreement requires us to purchase minimum levels of inventory of Lorabid(R) through August 2006. During the fourth quarter of 2002, we decided to divest our rights to Lorabid(R) and reviewed the related intangible assets for impairment. Prior to that, we considered our supply agreement with Eli Lilly and the need to evaluate it for the effects of potential excess purchase commitments. Based on changes in estimated prescription trends, we believe the minimum purchase commitments under the supply agreement are greater than inventory quantities we will be able to sell to our customers. As a result, we have recorded a $49.9 million charge related to the liability associated with the amount of purchase commitments in excess of expected demand. Based on our review for impairment of intangible assets, as updated for management's cash flow expectations as of July 2003, we have determined that the Lorabid(R) intangible assets were impaired and have recorded an impairment charge of $66.8 million to write down the assets to their estimated fair value as of December 31, 2002. We donated $15.2 million of Lorabid(R) inventory to a charitable organization as a result of the decision to divest our rights to Lorabid(R). If sales of Lorabid(R) continue to decline, if we terminate the supply agreement with Eli Lilly, or if we are unable to secure adequate Lorabid(R) inventory purchase commitments from a buyer of Lorabid(R) rights, we may incur additional losses in the future.

  Generic Competition

     On March 18, 2002, the FDA approved Impax Labs' ANDA for Fludrocortisone Acetate Tablets, a generic for Florinef(R). On January 21, 2003, the FDA approved Barr Laboratories' ANDA for a second generic for Florinef(R). As of December 31, 2002, we had intangible assets related to Florinef(R) with carrying values of $135.0 million. We have completed our impairment review and have recorded an impairment charge in the amount of $111.0 million in the first quarter of 2003 reflecting the reduction in the fair value of the Florinef(R) intangible assets. We determined the fair value of our Florinef(R) product based on management's current discounted cash flow projections for the product.

     In March 2003, we also became aware that an ANDA for Cortisporin(R) ophthalmic suspension which was previously inactive has been reactivated by the FDA with a new sponsor. We understand the sponsor entered the market as of April 14, 2003 with a generic equivalent for Cortisporin(R) ophthalmic suspension. The entry of the generic has negatively affected our market share for this product. At December 31, 2002, we had intangible assets related to Cortisporin(R) of approximately $19.2 million. At this point in time, we do not anticipate an intangible asset impairment charge related to Cortisporin(R) ophthalmic suspension.

  Altace(R) Patent Challenge

     Cobalt Pharmaceuticals a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace(R) prior to the expiration of U. S. Patent No. 5061722, the '772 patent, a "composition of matter patent" relating to Altace(R), which is listed in the FDA's Orange Book. We also recently listed U.S. Patent No. 5,403,856, the '856 patent, a "method of use patent" relating to Altace(R) in the FDA's Orange Book. The '722 patent does not expire until October 2008 and the '856 patent does not expire until 2012. Under the federal Hatch-Waxman Act of 1984, Cobalt has filed an ANDA alleging that the '722 patent is invalid. This allegation is commonly known as a "Paragraph IV certification." Under the terms of the Hatch-Waxman legislation, any generic manufacturer may file an ANDA with a Paragraph IV certification after the pioneer company, or its successor in interest, has marketed the product for four years. Regulations do not require Cobalt to certify against the '856 patent. We are privy to the conclusions of well-qualified patent counsel who have concluded that the '722 patent should prove clearly enforceable. Based on this opinion and other opinions, we have a high degree of confidence that the composition of matter patent should be enforceable, and we intend to vigorously enforce the patent against this challenge. We have filed suit to enforce our rights to the patent. Moreover, we has recently amended our complaint, without opposition, to include an allegation of infringement of the '856 patent by Cobalt. If these patents, we successfully challenged, Cobalt may market a generic equivalent of Altace(R) prior to October 2008 but not before January 2005, the expiration date of U.S. Patent No. 4,587,258, the '258 patent, which is another composition of matter patent that relates to and is listed in the FDA's Orange Book for Altace(R) and which has not been challenged by Cobalt. The filing of our suit provides us an automatic stay of FDA approval of the ANDA for 30 months. However, should the court grant Cobalt summary judgment on the '722 patent, we would not receive the benefit of the automatic stay.

  Levoxyl(R) Patent Challenge

     Mylan Pharmaceuticals, a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) prior to the expiration of our '581 patent which was issued to us on April 29, 2003. We received notice of the Paragraph IV certification on April 30, 2003 and have subsequently filed suit to enforce our rights under the '581 patent being challenged. Additionally, on June 24, 2003, we received a notice of Paragraph IV certification related to the '581 patent from KV Pharmaceuticals. We intend to enforce our rights under the '581 patent to the fullest extent of the law.

  Prefest(R)

     On May 29, 2002, we acquired from Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson subsidiary, all the rights to Prefest(R) tablets in the United States, its territories and possessions, and the Commonwealth of Puerto Rico, including the related NDA, Investigational NDA, copyrights and patents or licenses to these patents for which we paid $108.0 million at closing. During February 2003, we paid Ortho-McNeil an additional $7.0 million upon receipt of the FDA's approval to rename the product "Prefest", which was formerly named "Ortho-Prefest". This product, a single tablet combination hormone replacement therapy with an intermittent progestin administration, together with a continuous administration of estrogen, has a preparation patent listed in the FDA's Orange Book that expires in January 2012, as well as a second Orange Book listed patent that expires in April 2009. The progestin in Prefest(R) tablets represents the lowest dose of progestin in any of these products. This characteristic, combined with the product's lipid and triglyceride level profile, differentiates Prefest(R) tablets from competing therapies.

  Women's Health Initiative Clinical Trial

     An ongoing clinical trial, the Women's Health Initiative, is being conducted by the National Institutes of Health. Data from that trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor's combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone replacement therapy and the oral estrogen replacement therapy, which include our products Prefest(R), Delestrogen(R) and Menest(R) and may affect our future marketing efforts for Estrasorb(TM).

     The following summarizes net revenues by operating segment (in thousands):

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                          2000       2001        2002
                                                        --------   --------   ----------
Branded pharmaceuticals(1)............................  $529,053   $793,543   $1,032,831
Royalties.............................................    41,473     46,774       58,375
Contract manufacturing................................    42,755     29,680       35,936
Other.................................................     6,962      2,265        1,193
                                                        --------   --------   ----------
          Total.......................................  $620,243   $872,262   $1,128,335
                                                        ========   ========   ==========

---------------

(1) Branded pharmaceuticals segment net revenues for 2002 reflect (a) a $22,113 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001, (b) a $12,399 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002, and (c) an $11,970 charge arising from changes in accounting estimates related to Medicaid and other governmental pricing programs. For additional information, see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments" and Note 2 to our audited consolidated financial statements.

RESULTS OF OPERATIONS

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Revenues

     Total net revenue increased $256.1 million, or 29.4%, to $1,128.3 million in 2002 from $872.3 million in 2001, due primarily to the growth and acquisition of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $239.3 million, or 30.1%, to $1,032.8 million in 2002 from $793.5 million in 2001. This increase was due primarily to growth in net sales of Altace(R), Levoxyl and Thrombin-JMI(R), the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) in August 2001, and the acquisition of Prefest(R) on May 29, 2002. This increase was partially offset by a $22.1 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001; a $12.4 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002; a $12.0 million charge arising from changes made in 2002 in accounting estimates for the years 1998 to 2002 related to Medicaid and other governmental pricing programs; and decreases in net sales of Lorabid(R), Tapazole(R) and several women's health products. Net sales from branded pharmaceutical products for 2001 have not been reduced by estimated underpayments of amounts due under Medicaid and other governmental pricing programs for that year. We expect continued growth in net sales of our branded pharmaceuticals, due primarily to the anticipated increase in net sales of Altace(R), the Intal(R), Tilade(R) and Synercid(R) product acquisition on December 30, 2002 and the acquisition of Sonata(R) and Skelaxin(R) on June 12, 2003. Although we expect overall net sales of our branded pharmaceuticals to grow, we expect sales of Lorabid(R), Florinef(R), Cortisporin(R) ophthalmic suspension and women's health products to decrease due to the developments explained above. We refer you to the "Risk Factors" section in this annual report where we describe events that could cause results to materially differ.

     Revenue from royalties is derived from payments we receive based on sales of Adenoscan(R) and Adenocard(R). Revenues from royalties increased $11.6 million, or 24.8%, to $58.4 million in 2002 from $46.8 million in 2001 primarily due to an increase in unit sales of Adenoscan(R). While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of these products and, thus, are not able to predict whether growth in 2003 will continue at the rate experienced in 2002.

     Revenues from contract manufacturing increased $6.3 million, or 21.1%, to $35.9 million in 2002 from $29.7 million in 2001. The majority of the increase was due to increased unit volume of products manufactured for third parties in 2002 compared to 2001. We anticipate a significant increase in contract manufacturing revenue in 2003 due to the acquisition of Meridian on January 8, 2003.

     Revenue from all other sources, which primarily includes the sale of generic pharmaceuticals, decreased $1.1 million, or 47.3%, to $1.2 million in 2002 from $2.3 million in 2001 primarily due to decreased sales of a private-label generic product line to another pharmaceutical company.

  Operating Costs and Expenses

     Total operating costs and expenses increased $328.1 million, or 64.8%, to $834.1 million in 2002 from $506.0 million in 2001. The increase was primarily due to special items during 2002 resulting in a net charge of $152.8 million, cost of revenues associated with increased unit sales of our branded pharmaceutical products, and increased fees associated with the promotion of Altace(R) under our Co-Promotion Agreement with Wyeth, offset by special items during 2001 resulting in a net charge of $12.1 million. Special items are those particular income or expense items that our management believes are not related to our ongoing, underlying business, are non-recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustments charges; charges resulting from the early extinguishment of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an investor's analysis of our ongoing, underlying business and of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special item involves judgments by our management.

     Cost of revenues increased $108.4 million, or 58.1%, to $295.0 million in 2002 from $186.6 million in 2001. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R), Levoxyl(R) and Thrombin-JMI(R), and an increase in special items related to inventory totaling $68.1 million during 2002, as compared to a net charge totaling $8.0 million during 2001. Special items were as follows:

     - As a result of a continuing decline of Lorabid(R) prescriptions and our inability, to date, to divest our rights to Lorabid(R), we have determined that we will be unable to sell all of the Lorabid(R) inventory that we are required to purchase under our supply agreement with Eli Lilly. Accordingly, we have recorded in the fourth quarter of 2002 a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand.

     - We incurred a charge of $15.2 million relating to inventory donations during the fourth quarter of 2002, attributable to our decision to divest our rights to Lorabid(R).

     - We incurred a charge in the amount of $5.9 million during the fourth quarter of 2001 and $1.2 million in 2002 related to our voluntary recall of products manufactured for us by DSM Pharmaceuticals as a result of regulatory issues related to DSM's manufacturing facility in Greenville, North Carolina. Distribution of the affected products was resumed during 2002.

     - We incurred a charge in the amount of $1.8 million during the second-quarter of 2002, due primarily to the voluntary recalls of Liqui-Char(R) and Theravac(R), two of our smaller products.

     - We incurred a charge in the amount of $2.1 million during the third quarter of 2001, relating to the write off of obsolete Levoxyl(R) inventory. The FDA approved the NDA for our new formulation of Levoxyl(R) on May 25, 2001. Pursuant to FDA guidance, we have distributed only the FDA approved new formulation of Levoxyl(R) since August 14, 2001.

     Cost of revenues from branded pharmaceutical products increased $110.2 million, or 79.2%, to $249.4 million in 2002 from $139.2 million in 2001. This increase was primarily due to an increase in special items affecting cost of revenues in 2002 as described above, as well as increases in cost of revenues due to increased unit sales of our branded pharmaceutical products, especially the Altace(R), Levoxyl(R) and Thrombin(R) product lines. We expect an increase in cost of revenues related to branded pharmaceutical products due to our anticipated growth in sales from branded pharmaceutical products; the Intal(R), Tilade(R), Synercid(R) product acquisition on December 30, 2002; the acquisition of Meridian on January 8, 2003; and the acquisition of Sonata(R) and Skelaxin(R) on June 12, 2003.

     Cost of revenues from royalties increased $2.2 million, or 26.5%, to $10.5 million in 2002 from $8.3 million in 2001. The increase is primarily due to our increased royalty expense that is directly related to the increase in royalty revenue attributable to Adenocard(R) and Adenoscan(R).

     Cost of revenues associated with contract manufacturing increased $6.8 million, or 18.4%, to $43.7 million in 2002 from $36.9 million in 2001 due primarily to an increase in contract manufacturing unit sales.

     Cost of revenues from generic and other products decreased $0.8 million, or 38.1%, to $1.3 million in 2002 from $2.1 million in 2001 primarily due to decreased sales of a private-label generic product line to another pharmaceutical company.

     As a percentage of revenues, cost of revenues increased to 26.1% in 2002 from 21.4% in 2001 due to the increase in special items as described above, partially offset by an increase in sales of higher margin products. We anticipate cost of revenues as a percentage of revenues may increase slightly during 2003 due primarily to our acquisition of Meridian in January 2003.

     Total selling, general and administrative expenses increased $126.0 million, or 52.3%, to $366.9 million in 2002 from $240.9 million in 2001. As a percentage of total revenues, selling, general and administrative expenses increased to 32.5% in 2002 from 27.6% in 2001. These increases were primarily attributable to fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth. We believe that selling, general, and administrative expenses will continue to grow due to increased fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth based on the anticipated continued growth in net sales of Altace(R); increased expenses associated with the expansion of our sales force to approximately 1,200 individuals in 2003 from 715 individuals in 2002; our acquisition of Meridian on January 8, 2003; and increased marketing expenses due to our acquisition of Meridian's products; our acquisition of Intal(R), Tilade(R) and Synercid(R) on December 30, 2002; and our acquisition of Sonata(R) and Skelaxin(R) on June 12, 2003.

     Depreciation and amortization expense increased $11.3 million, or 23.5%, to $59.3 million in 2002 from $48.0 million in 2001. This increase was primarily attributable to capital expenditures in 2001 and 2002, a full year of amortization of the intangible assets related to the acquisitions of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001, and the acquisition of Prefest(R) from Ortho-McNeil on May 29, 2002. As a percentage of total revenues, depreciation and amortization expenses decreased modestly to 5.3% in 2002 compared to 5.5% in 2001.

     Research and development expenses increased $13.7 million to $40.2 million in 2002 from $26.5 million in 2001. The increase is primarily due to a special item resulting in a charge of $12.0 million for in-process research and development related to the acquisition of Intal(R) on December 30, 2002. We continue to increase our commitment to research and development. Therefore, we anticipate that research and development expense will increase to a range of $45 million to $55 million during 2003, excluding special items such as the write-off of the value of in-process research and development associated with our acquisitions. We expect to incur a charge for in-process research and development during the second quarter of 2003 in connection with the acquisition of the Elan primary care business unit.

     In addition to the special items related to inventory and research and development described above, King incurred other special items affecting operating costs and expenses resulting in a net charge totaling $72.7 million during 2002 compared to a net charge totaling $4.1 million during the same period of the prior year. These other special items included the following:

     - During the year ended December 31, 2002, we incurred an intangible asset impairment charge of $66.8 million related to our decision to divest Lorabid(R), reflecting management's cash flow expectations as of July 2003.

     - During the year ended December 31, 2002, we incurred merger, restructuring and executive retirement charges of $5.9 million primarily resulting from the consolidation of our international division into our operations in Bristol, Tennessee, and the retirement of two executives.

     - During the year ended December 31, 2001, we incurred merger, restructuring and other charges of $4.1 million resulting from the further integration of Jones Pharma Incorporated.

  Operating Income

     Operating income decreased $72.1 million, or 19.7%, to $294.2 million in 2002 from $366.3 million in 2001. As a percentage of net revenues, operating income decreased to 26.1% in 2002 from 42.0% in 2001 due primarily to an increase in the net charge related to special items during 2002 and the reduction in total revenue during 2002 due to (a) a $22.1 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001, (b) a $12.4 million charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002, and (c) a $12.0 million charge arising from changes made in 2002 in accounting estimates for the years 1998 to 2002 related to Medicaid and other governmental pricing programs. Operating income for 2001 has not been reduced to reflect the estimated underpayments of amounts due under Medicaid and other governmental pricing programs for that year as the underpayments were immaterial. While we believe operating income in 2003 will grow due to increased net sales from our branded pharmaceutical segment, we refer you to the "Risk Factors" section in this report where we describe events that could cause results to materially differ.

  Other Income (Expense)

     Interest income increased $11.4 million, or 103.6%, to $22.4 million in 2002 from $11.0 million in 2001. This increase was primarily due to higher average investments, offset by reduced rates of return on investments in 2002.

     Interest expense decreased $0.3 million, or 2.4%, to $12.4 million in 2002 from $12.7 million in 2001 due primarily to substantially lower interest rates on long-term debt.

     Special items during 2002 also included a charge of $35.6 million relating to the establishment of a valuation allowance against the convertible notes receivable from Novavax. SFAS No. 114, "Accounting by Creditors for Impairment of a Loan -- an amendment of FASB Statements No. 5 and 15" requires that we treat the Novavax convertible notes as an impaired loan because of the decline in the share price of Novavax common stock to levels below that established by our common stock conversion options associated with the convertible notes. We will adjust the amount of the valuation allowance in future periods until the loan is no longer considered to be impaired. If the Novavax common stock price continues to decline, we may incur additional charges related to the investment in the convertible notes.

     We recorded other expenses of $0.9 million in 2002 as compared to other income of $6.3 million in 2001. During 2001, other income related primarily to unrealized gains on the conversion options associated with our Novavax convertible notes.

  Income Tax Expense

     The effective tax rate was 31.8% in 2002 and 37.2% in 2001. The effective tax rate in 2002 was different than the federal statutory rate of 35.0% primarily due to favorable adjustments in the overall state tax rate, research and development tax credits, donations of branded prescription pharmaceutical products and tax-exempt interest. The effective rate in 2001 was different than the federal statutory rate of 35.0% primarily due to state income taxes. We anticipate a tax rate in 2003 more similar to the tax rate experienced in 2001.

  Income before Extraordinary Items and Cumulative Effect of Change in Accounting Principle

     Due to the factors set forth above, income before extraordinary items and the cumulative effect of change in accounting principle decreased $50.4 million, or 21.6%, to $182.5 million in 2002 from $232.9 million in 2001.

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

  Net Income

     Due to the factors set forth above, net income decreased $35.4 million, or 16.2%, to $182.5 million in 2002 from $217.9 million in 2001.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Revenues

     Total net revenue increased $252.1 million, or 40.6%, to $872.3 million in 2001 from $620.2 million in 2000, due primarily to the growth and acquisition of branded pharmaceutical products.

     Net sales from branded pharmaceutical products increased $264.4 million, or 50.0%, to $793.5 million in 2001 from $529.1 million in 2000. The continued growth in net sales of Altace(R) and Levoxyl(R), together with the acquisitions of Nordette(R) and Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001, accounted for the majority of the increase in net sales of our branded pharmaceutical products.

     Revenue from royalties is derived from payments we receive based on sales of Adenoscan(R) and Adenocard(R). Revenues from royalties increased $5.3 million, or 12.8%, to $46.8 million in 2001 from $41.5 million in 2000.

     Revenues from contract manufacturing decreased $13.1 million, or 30.6%, to $29.7 million in 2001 from $42.8 million in 2000. The majority of the decrease was due to the expiration in October 2000 of a distribution agreement pursuant to which Jones previously supplied Thrombogen(R), a line of thrombin-based products, to Ethicon, Inc., a subsidiary of Johnson & Johnson. We believe sales of our branded pharmaceutical product, Thrombin-JMI(R), benefited from the expiration of the distribution agreement.

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

     Cost of revenues, increased $15.3 million, or 8.9%, to $186.6 million in 2001 from $171.3 million in 2000. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Levoxyl(R), the acquisition of Nordette(R) and Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001, partially offset by a reduction in net charges resulting from special items in 2001 as compared to 2000. The special items in 2001 and 2000 are as follows:

     - We incurred a charge in the amount of $5.9 million during the fourth quarter 2001 related to our voluntary recall of products manufactured for us by DSM Pharmaceuticals as a result of regulatory issues related to DSM's manufacturing facility in Greenville, North Carolina.

     - During the third quarter of 2001, we incurred a charge in the amount of $2.1 million related to the write-off of obsolete Levoxyl(R) inventory. The FDA approved the NDA for a new formulation of Levoxyl(R) on May 25, 2001. Pursuant to FDA guidance, we have distributed only the FDA approved new formulation of Levoxyl(R) after August 14, 2001.

     - During the third quarter of 2000, we incurred a charge in the amount of $28.7 million related to the write-off of inventory in association with our decision to discontinue Fluogen(R), an influenza virus vaccine.

     Cost of revenues from branded pharmaceutical products increased $15.5 million, or 12.5%, to $139.2 million in 2001 from $123.7 million in 2000. This increase was primarily due to increases in cost of revenues from Altace(R), Levoxyl(R) and Thrombin-JMI(R) product lines partially offset by a decrease in special inventory items from 2000 to 2001 described above.

     Cost of revenues from royalties increased 1.3 million, or 18.6%, to $8.3 million in 2001 from $7.0 million in 2000. The increase in cost of revenues from royalties is due to the increase in royalty revenue.

     Cost of revenues associated with contract manufacturing remained generally consistent at $36.9 million in 2001 compared to $36.4 million in 2000.

     Cost of revenues from generic and other products decreased $2.1 million, or 50.0%, to $2.1 million in 2001 from $4.2 million in 2000 primarily due to decreased sales of a private-label generic product line to another pharmaceutical company.

     As a percentage of revenues, cost of revenues decreased to 21.4% in 2001 from 27.6% in 2000 due to an increase in sales of higher margin products and lower net charges due primarily to the write-off of product inventory in 2001 compared to 2000.

     Selling, general and administrative expenses increased $108.0 million, or 81.3%, to $240.9 million in 2001 from $132.9 million in 2000. As a percentage of total revenues, selling, general and administrative expenses increased to 27.6% in 2001 from 21.4% in 2000. This increase was primarily attributable to fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth and the growth of our dedicated national field sales force from approximately 520 to 715 representatives during 2001.

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

     Research and development expenses increased $1.7 million to $26.5 million in 2001 from $24.8 million in 2000. Research and development includes special items of $3.0 million in 2001 and $6.6 million in 2000. During 2001, we paid $3.0 million to Novavax for the license rights to promote, market and distribute Estrasorb(TM) and Androsorb(TM) in several countries. During 2000, we incurred costs of $6.1 million relating to the discontinuance of the development of Pallacor(TM).

     In addition to the special items related to the write-off of inventory described above, King incurred the following additional special items:

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

 Operating Income

     Operating income increased $181.6 million, or 98.3%, to $366.3 million in 2001 from $184.7 million in 2000. This increase was primarily due to decreases in net charges resulting from the special items described above and increased revenues from Altace(R) and Levoxyl(R), plus the acquisition of Nordette(R) and Bicillin(R) from Wyeth in July 2000, and the acquisition of Corzide(R), Delestrogen(R) and Florinef(R) and a license to Corgard(R) from Bristol-Myers Squibb in August 2001. As a percentage of net revenues, operating income increased to 42.0% in 2001 from 29.8% in 2000 due to a reduction in the amount of special charges.

  Other Income (Expense)

     Interest income decreased $0.9 million, or 7.6%, to $11.0 million in 2001 from $11.9 million in 2000. This decrease was primarily due to lower average investments and reduced rates of return on investments in 2001.

     Interest expense decreased $24.3 million, or 65.7%, to $12.7 million in 2001 from $37.0 million in 2000, due to a significant reduction in average borrowings outstanding.

     Other income increased $3.0 million, or 90.9%, to $6.3 million in 2001 from $3.3 million in 2000. During 2001, other income related primarily to unrealized gains on our Novavax convertible notes. During 2000, other income was due primarily to the gain realized on an interest rate swap.

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

 Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements, except for operating leases in the normal course of business as described in Note 10 to the our audited consolidated financial statements included in this report, and as reflected in the table below.

 Contractual Obligations and Commercial Commitments

     The following summarizes contractual obligations and commitments as of December 31, 2002 (in thousands):

                                               PAYMENTS DUE BY PERIOD
                            ------------------------------------------------------------
                                       LESS THAN     ONE TO       FOUR TO     AFTER FIVE
                             TOTAL     ONE YEAR    THREE YEARS   FIVE YEARS     YEARS
                            --------   ---------   -----------   ----------   ----------
CONTRACTUAL OBLIGATIONS:
Long-term debt............  $346,249   $  1,156     $     --      $345,000     $    93
Capital lease
  obligations.............       144        144           --            --          --
Operating leases..........    13,009      6,175        4,085         1,992         757
Unconditional purchase
  obligations.............   562,238    112,997      226,212       161,184      61,845

     Our unconditional purchase obligations are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to our branded pharmaceutical products.

     We have a supply agreement with Eli Lilly to produce Lorabid(R). This supply agreement requires us to purchase certain minimum levels of inventory of Lorabid(R) through August 2006 unless terminated earlier by us under certain notification clauses. Based on changes in estimated prescription trends, we believe the minimum purchase commitments under the supply agreement are greater than inventory quantities we will be able to sell to our customers. As a result, we have recorded a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand. If sales of Lorabid(R) continue to decline, if we terminate the supply agreement with Eli Lilly, or if we are unable to secure adequate Lorabid(R) inventory purchase commitments from a buyer of the Lorabid(R) rights, we may incur additional losses in the future. In the event Lorabid(R) prescriptions decline, there may be a material adverse effect upon our results of operations and cash flows, including, but not limited to an additional write-off of excess inventory.

LIQUIDITY AND CAPITAL RESOURCES

  General

     We believe that existing balances of cash, cash equivalents and marketable securities, cash generated from operations, existing revolving credit facility and funds available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short term and long term basis. However, in the event we make significant future acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

     On May 13, 2002, our board of directors authorized a plan to repurchase up to 7.5 million shares of King's common stock. Under the plan, we were authorized to repurchase shares of our common stock in the open-market from time to time, depending on market conditions, share price and other factors. During the year ended December 31, 2002, we repurchased 7.5 million shares for $166.3 million. At December 31, 2002 there was no additional authorization for the repurchase of our common stock.

     On May 29, 2002, we acquired the exclusive rights to Prefest(R) tablets in the United States, its territories and possessions and the Commonwealth of Puerto Rico, including the related NDA, Investigational NDA, copyrights, and patents or licenses to the related patents from Ortho-McNeil, a Johnson & Johnson subsidiary. We paid $108.0 million for the product rights upon closing plus approximately $3.3 million of expenses. During February 2003, subsequent to year end, we paid Ortho-McNeil an additional $7.0 million upon receipt of the FDA's approval to rename the product "Prefest(R)", which was formerly named "Ortho-Prefest(R)." The acquisition was financed with cash on hand.

     On December 30, 2002, we licensed or acquired the rights to three branded prescription pharmaceutical products from Aventis for $197.5 million, plus $4.3 million in expenses. The products include the rights in the United States, Puerto Rico, and Canada to Intal(R) and Tilade(R), inhaled non-steroidal anti-inflammatory agents for the management of asthma, and worldwide rights, excluding Japan, to Synercid(R), an injectable antibiotic. As additional consideration to Aventis for Synercid(R), we have agreed to potential milestone payments totaling $75.1 million. We will potentially pay Aventis milestone payments totaling $50.1 million over the next three years, payable in annual installments of $10.3 million, $21.2 million, and $18.6 million beginning on December 31, 2003, which relate to the continued recognition of Synercid(R) as an effective treatment for vancomycin-resistant enterococcus faecium. The remaining $25.0 million milestone is payable to Aventis if Synercid(R) should receive FDA approval to treat methicillin resistant staphylococcus aureus, or we will pay Aventis a one-time payment of $5.0 million the first time during any twelve-month period net sales of Synercid(R) exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period net sales of Synercid(R) exceed $75.0 million. During 2002, we wrote off $12.0 million of in-process research and development related to our acquisition of Intal(R).

     On January 8, 2003, we completed our acquisition of Meridian. We paid $44.50 per common share to Meridian shareholders, totaling approximately $246.8 million. We financed the acquisition using our available cash.

     On June 12, 2003, we acquired the primary care business of Elan and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights to potential new formulations, of Sonata(R) and Skelaxin(R), together with Elan's United States primary care field sales force. Product rights subject to the agreement include those related to Sonata(R), a nonbenzodiazepine treatment for insomnia, and Skelaxin(R), a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan's sale of Skelaxin(R) included related NDAs, copyrights, patents and U.S. rights to potential new formulations of Skelaxin(R). Elan's sale of Sonata(R) included its rights to the product, as well as certain related copyrights. We also acquired certain intellectual property, regulatory, and other assets relating to Sonata(R) directly from Wyeth. Under the terms of the agreement, we secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata(R), other than for use in animals. We paid approximately $750.0 million at closing. The $750.0 million purchase price included the transfer of inventory with a value of approximately $40.0 million. We also

     - will pay royalties on the current formulation of Skelaxin(R) from the date of closing and up to $71.0 million if Elan achieves specific milestones in connection with the development of new formulations of Sonata(R);

     - have a potential milestone payment of $15.0 million if annual net sales of a reformulation of Sonata(R) exceed $100.0 million;

     - potentially will pay an additional $25.0 million milestone payment to Elan relating to the ongoing exclusivity of Skelaxin(R) on January 2, 2004.

Prior to the closing of this transaction, we had received a letter on March 13, 2003 from the FTC stating that the it was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan's product Skelaxin(R). The focus of this investigation was Elan's listing in the FDA's Orange Book of at least one patent purportedly claiming a method of using metaxalone, and other actions with regard to FDA regulatory processes. As a result of this new information, we commenced an investigation and asked Elan to provide additional information. On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel us to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, we reached an agreement with Elan that restructured the terms of the transaction as described above, and, as a result, the litigation has since been dismissed.

     On March 10, 2003, we received a subpoena duces tecum from the SEC with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999 and 2000 and included all documents related to sales of our products to VitaRx and Prison Health Services during 1999 and 2000, our "best price" lists, all documents related to the pricing of our pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace(R) from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen(R) and Lorabid(R), the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and our Audit Committee's internal review of issues raised by the SEC investigation. We have cooperated, and will continue to cooperate, in providing information to the SEC.

     In connection with our determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of the Company could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the "Risk Factors" section under the heading "If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business" and this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments--SEC Investigation, Medicaid and Other Governmental Programs Accrual Adjustment, and Related Matters."

     Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints have been filed by holders of our securities against us, our directors, former directors, executive officers and former executive officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. Plaintiffs allege that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning March 31, 1999 and continuing until March 11, 2003. Additionally, seven purported shareholder derivative complaints have been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. The allegations in these lawsuits are similar to those in the class action litigation described above. We intend to defend these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

     If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management's attention and resources and an increase in professional fees.

     We drew down $125.0 million on our $400.0 million senior secured revolving credit facility on June 3 and June 6, 2003, the proceeds of which were used to fund a portion of the Elan acquisition on June 12, 2003.

     We have placed $46.5 million of our cash on hand in an interest-bearing escrow account, which represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, which we accrued during the fourth quarter of 2002. The accrual adjustment relates solely to the estimated underpayments and excludes any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as we cannot predict or reasonably estimate their likelihood or magnitude at this time. We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We expect to make the requisite payments in the third or fourth quarter of 2003.

  Year ended December 31, 2002

     We generated net cash from operations of $456.0 million for the year ended December 31, 2002. Our net cash provided from operations was primarily the result of $182.5 million in net income, adjusted for non-cash depreciation and amortization of $62.9 million, an increase in accrued expenses and other liabilities of $197.3 million, the write-off of in-process research and development of $12.0 million, the impairment charge for intangible assets of $66.8 million, the reserve on convertible senior notes of $35.4 million, and an increase in accounts payable of $31.3 million. Primary decreases of cash flow from operations included an increase in inventory of $70.7 million, a change in deferred income taxes of $78.1 million and non-cash amortization of deferred revenue of $9.1 million.

     Cash flows used in investing activities was $574.3 million primarily due to the purchase of intangible assets of $322.1 million, capital expenditures of $73.6 million, the net purchase of investment securities of $177.3 million, and the purchase of Novavax convertible senior notes of $10.0 million.

     Financing activities used $168.1 million of cash flow comprised principally of the repurchase of our common stock of $166.3 million.

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

     Cash flows used in investing activities was $382.7 million primarily due to the purchase of intangible assets of $286.5 million, capital expenditures of $40.2 million, the purchase of investment securities of $49.9 million, loans of $15.0 million to a supplier, and the purchase of Novavax convertible senior notes of $10.0 million offset by $14.1 million representing proceeds from the repayment of loans made to a supplier.

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

  Year ended December 31, 2000

     We generated net cash from operations of $181.4 million for the year ended December 31, 2000. Our net cash provided from operations was primarily the result of $64.5 million in net income, adjusted for non-cash depreciation and amortization of $41.9 million, amortization of deferred financing costs of

$1.9 million, non-cash extraordinary charges of $28.3 million, non-cash nonrecurring charges of $37.2 million, an increase in accounts receivable of $31.2 million, an increase in inventories of $48.8 million, an increase in accrued expenses of $15.5 million, an increase in deferred revenue of $71.2 million, and a decrease in income taxes payable of $31.4 million.

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

  Certain Indebtedness and Other Matters

     As of December 31, 2002, we had $346.4 million of long-term debt (including current portion), up to $400.0 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration.

     On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the SEC. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. At December 31, 2002, approximately $616.0 million remains available to us under the $1.3 billion universal shelf registration statement. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement.

     On April 23, 2002, we established a $400.0 million five-year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by certain of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate (which is based on the prime rate or the federal funds rate plus one-half of 1%) plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $4.9 million of deferred financing costs which are being amortized over five years, the life of the revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and maintain a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of December 31, 2002 and currently, we have complied with these covenants. Currently $125.0 million is outstanding under the $400.0 million senior secured revolving credit facility, the proceeds of which were used to fund a portion of the acquisition of Elan's primary care business on June 12, 2003.

     We have placed $46.5 million of our cash on hand in an interest-bearing escrow account. This amount, which we accrued during the fourth quarter of 2002, represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. The accrual adjustment relates solely to the estimated underpayments and excludes any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as we cannot predict or reasonably estimate their likelihood or magnitude at this time. We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We expect to make the requisite payments in the third or fourth quarter of 2003.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $73.6 million for the year ended December 31, 2002 and $40.2 million for the year ended December 31, 2001. The principal capital expenditures included property and equipment purchases, new information technology system implementation costs, and building improvements for facility upgrades and increased capacity.

     We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2003 of approximately $60 million. The principle capital expenditures are anticipated to include property and equipment purchases, new information technology system implementation costs, building improvements for facility upgrades, cost associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Missouri, and Rochester, Michigan.

 Impact of Inflation

     We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from sales growth negating most inflationary pressures.

 Recent Accounting Pronouncements

     In the first quarter of 2002, we adopted SFAS No. 141 "Business Combinations", and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment. The results for the year ended December 31, 2002 include the effect of adopting SFAS Nos. 141 and 142, which resulted in a $1.6 million reduction in expenses, or $1.1 million net of tax, and no increase in basic and diluted earnings per share.

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

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections as of April 2002." SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary effect of our adopting SFAS No. 145 will be that gains and losses incurred upon the extinguishment of debt will no longer qualify for extraordinary items treatment in the income statement but will be presented as non-operating gain or loss. Accordingly, for purposes of comparison in our 2003 Form 10-K, we will reclassify the loss incurred on the extinguishment of debt during the year ended December 31, 2001 as other expense.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit or disposal activities that we initiate after December 31, 2002. The adoption of SFAS No. 146 will not have a material impact on our financial position or results of operations.

     In January 2003, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No.
123. We adopted disclosure provisions of SFAS No. 148 for the fiscal year ending December 31, 2002. The adoption of SFAS No. 148 did not have any impact on our financial statements.

  Critical Accounting Policies

     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and we apply those accounting policies in a consistent manner. The significant accounting policies are summarized in Note 3 to our audited consolidated financial statements.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities are affected by such estimates and assumptions. The most significant assumptions are employed in estimates used in determining allowances for doubtful accounts, values of inventories and intangible assets, impairment, accruals for rebates, returns and chargebacks, as well as estimates used in applying the revenue recognition policy and accounting for Novavax convertible senior notes and the Co-Promotion Agreement with Wyeth. We are subject to risks and uncertainties that may cause actual results to differ from those estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in the preparation of our consolidated financial statements.

     - Allowance for doubtful accounts. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is necessary and if the financial condition of our customers were to worsen, additional allowances may be required.

     - Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

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

     - Accruals for rebates, returns, and chargebacks. We establish accruals for rebates, returns, and chargebacks in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. We estimate accrued rebates based on a percentage of selling price determined from historical experience. With respect to accruals for estimated Medicaid rebates, we evaluate our historical rebate payments by product as a percentage of historical sales, product pricing and current contracts. At the time of rebate payment, which generally occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for any differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of the rebates, rebate payments remain subject to retroactive adjustment. Returns are accrued based on historical experience. Chargebacks are based on the estimated days of unprocessed claims using historical experience. In all cases, judgment is required in estimating these reserves, and actual claims for rebates, returns and chargebacks could be different from the estimates. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time.

     - Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For the year ended December 31, 2002, we deferred recognition of revenue associated with a purchase of our products by the King Benevolent Fund. We will recognize the deferred revenue as the purchased products are distributed by the Benevolent Fund. See Note 2 to our audited consolidated financial statements.

     - Novavax convertible senior notes. Our Novavax 4% convertible senior notes are carried at cost, with a valuation allowance which reduces the convertible senior notes to estimated fair value. The estimated fair value was determined by the quoted market price of the underlying securities at the end of the period. The amount of the valuation allowance will be adjusted in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until such time as the loan is no longer considered to be impaired.

     - Co-Promotion Agreement with Wyeth. We have a Co-Promotion Agreement with Wyeth to promote Altace(R). A $75.0 million upfront fee was paid to us by Wyeth and this fee is being amortized on a straight line basis over the life of the agreement as a reduction of co-promotion marketing expenses. Co-promotion fees are paid to Wyeth based on a percentage of net sales of Altace(R). We accrue co-promotion fees paid by us at the rate expected for the entire year. The rate is adjusted during the year, if necessary, as it becomes clearer what the actual rate will be. Co-promotion marketing expenses are marketing costs incurred by either us or Wyeth in accordance with the Co-Promotion Agreement. Co-promotion marketing expenses are expensed ratably throughout the year based on our expected portion of the total co-marketing expenses incurred by both parties.

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

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of our convertible debentures would be impacted by our stock price. The estimated fair value of our total long-term debt at December 31, 2002 was $310.5 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease 1%, the fair value of our long-term debt would increase or decrease by approximately $12.0 million.

     At December 31, 2002, 2001 and 2000, we did not hold any derivative financial instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our audited consolidated financial statements and related notes for the year ended December 31, 2002 are included under Item 15 and begin on page F-1.

ITEM 9. CHANGES IN ACCOUNTANTS AND DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers and directors as of July 1, 2003 were as follows:

NAME                                         AGE                  POSITION HELD
----                                         ---                  -------------
Jefferson J. Gregory.......................  47    Chairman of the Board and Chief Executive
                                                   Officer
Kyle P. Macione............................  39    President
James R. Lattanzi..........................  48    Chief Financial Officer and Director
John A. A. Bellamy.........................  41    Executive Vice President, Legal Affairs and
                                                   General Counsel
Earnest W. Deavenport, Jr..................  65    Director
Frank W. DeFriece, Jr......................  82    Director
James E. Gregory...........................  52    Director
Gregory D. Jordan..........................  51    Director
R. Charles Moyer...........................  57    Director
Philip M. Pfeffer..........................  58    Director
D. Greg Rooker.............................  56    Director

     Jefferson J. Gregory has served as Chairman of the Board of King since June 2002 and as Chief Executive Office since January 2002. He has served as a director of King since 1995. He had served as President of King since 1993. He was formerly the Director of Regulatory Affairs and Product Information for General Injectables and Vaccines, Inc. from 1991 to 1993 and was a consultant to the pharmaceutical industry from 1989 to 1991. He formerly served as a registered pharmacist in retail pharmacies in the Washington D.C. and Baltimore, Maryland metropolitan areas. He graduated from the University of Maryland School of Law with a Juris Doctor in 1985, University of Maryland School of Pharmacy with a Bachelor of Science degree in Pharmacy in 1979, and Montgomery College with an Associate of Arts degree in 1976.

     Kyle P. Macione has served as President of King since April 2002. He had served as Executive Vice President, Corporate Affairs since January 1998 and as Corporate Counsel since March 1996. He was formerly a corporate attorney with the law firm of Elliott Lawson & Pomrenke in Bristol, Virginia from 1992 to 1996. He graduated from Washington & Lee University School of Law with a Juris Doctor in 1991, University of Alabama with a Masters of Accountancy in 1987, and University of Mississippi with a Bachelor of Accountancy in 1986. He is a Certified Public Accountant and licensed to practice law in Tennessee and Virginia.

     James R. Lattanzi has served as King's Chief Financial Officer since September 2000 and as a director since October 2002. Prior to joining King, Mr. Lattanzi, a licensed Certified Public Accountant, was a partner with PricewaterhouseCoopers for 11 years, serving most recently as the managing partner of PricewaterhouseCoopers' Greensboro, North Carolina office. Mr. Lattanzi is a member of the American Institute of Certified Public Accountants. He graduated from Indiana University of Pennsylvania in 1976 with a degree in accounting.

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

     Earnest W. Deavenport, Jr., has served as a director since May 2000. He was formerly Chairman of the Board and Chief Executive Officer of Eastman Chemical Company, Kingsport, Tennessee, where he had served in various capacities since 1960. He was Chairman of the National Association of Manufacturers in 1998 and is currently a member of the National Academy of Engineering. Mr. Deavenport is also a member of the boards of directors of Acuity Brands, Inc., AmSouth Bancorporation and Theragenics Corporation, each a publicly-held corporation. Mr. Deavenport graduated from Massachusetts Institute of Technology with a Masters of Science in Management in 1985 and from Mississippi State University with a Bachelor of Science in Chemical Engineering in 1960.

     Frank W. DeFriece, Jr. has served as a director since October 1997. He has served as President, Vice President, fund administrator and board member of the Massengill DeFriece Foundation, Inc. since 1950. Since 1946 he served in various capacities with the S.E. Massengill Company. He served as President of S.E. Massengill from 1960 to 1971 when the company was purchased by Beecham, Inc. From 1971 to 1973, he served as Board Member and Vice Chairman of Beecham. He graduated from Roanoke College with a Bachelor of Science in Chemistry in 1946.

     James E. Gregory has served as a director since June 2002. He was formerly Executive Vice President of King from 1995 until 2000 and served as Executive Vice President/General Manager from 1998 to 2000. He earned a Master's degree in Public Administration from American University in Washington, D.C. in 1979 and a Bachelor of Arts degree with a major in History from the University of Maryland in 1973.

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

     Philip M. Pfeffer has served as a director of King since February 2003. Mr. Pfeffer is President and Chief Executive Officer of Treemont Capital, Inc., a private equity investment company, which he founded in 1999. He previously served as Chief Executive Officer of Borders Group, Inc., a publicly-held book, music and video retailer from November 1998 to April 1999. Mr. Pfeffer was also a Director and President and Chief Operating Officer of Random House, Inc., a privately-held publishing company, from May 1996 to September 1998 and a member of the board of directors of Ingram Micro, Inc., a company that became publicly-held in November 1986, from April 1982 to June 2001. Prior to that, Mr. Pfeffer was Executive Vice President and a director of Ingram Industries from January 1987 to March 1996 and served in various other positions including Chairman and Chief Executive Officer of Ingram Distribution Group Inc. from January 1987 to March 1996. Mr. Pfeffer earned his Master of Arts degree in Economics and his Bachelor of Arts degree in Mathematics and Chemistry from Southern Illinois University.

     D. Greg Rooker has served as a director of King since October 1997. Mr. Rooker is the former owner and President of Family Community Newspapers of Southwest Virginia, Inc., Wytheville, Virginia, which consists of six community newspapers and a national monthly motor sports magazine. He is a co-founder of the Jason Foundation and Brain Injury Services of SWVA, Inc., each a non-profit organization providing services to brain injury survivors. Mr. Rooker serves without compensation as Secretary/ Treasurer of the Jason Foundation and the President of Brain Injury Services of SWVA, Inc. Mr. Rooker is a graduate of Northwestern University with a degree in Journalism.

     Messrs. Jefferson and James Gregory are brothers.

COMPENSATION OF DIRECTORS

     For 2002 each non-employee director of King received annual fees of $24,000 payable quarterly plus a fee of $1,000 for participation in each board meeting. Non-employee directors also received $1,000 for each committee meeting that is held on a day when a meeting of the board was not convened and $500 for each meeting attended that was held on a day when a meeting of the board was convened. The chairman of the Audit Committee was paid an annual fee of $6,000 and the chairman of the Compensation Committee was paid an annual fee of $3,000. The chairman of the Audit Committee was also provided use of corporate aircraft during 2002 valued at $7,500. A non-employee director who performed special assignments at the direction of the chairman of the board received a fee of $2,000 per day when at least one-half of the business day had been completely devoted to the assignment requested by the chairman. Travel expenses related to board or committee meetings were reimbursed. The 1998 Non-Employee Director Stock Option Plan was adopted by the Board of Directors in February 1998. Options exercisable for 203,332 shares of common stock have been issued to our current non-employee directors.

MEETINGS OF DIRECTORS

     The Board of Directors held 14 meetings during 2002. No director attended less than 75% of all meetings held.

CLASSIFICATION OF BOARD OF DIRECTORS

     Pursuant to our Bylaws, the Board of Directors is divided into three classes of directors, each containing, as nearly as possible, an equal number of directors. Directors within each class are elected to serve three-year terms and approximately one-third of the directors sit for election at each annual meeting of the shareholders. A classified board of directors may have the effect of deterring or delaying any attempt by any group to obtain control of King by a proxy contest since such third party would be required to have its nominees elected at two separate meetings of the shareholders in order to elect a majority of the members of the Board of Directors.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors has appointed an Audit Committee, a Compensation Committee and a Nominating/Corporate Governance Committee.

     Audit Committee. The Audit Committee, which currently consists of D. Greg Rooker, Earnest W. Deavenport, Jr., Frank W. DeFriece, Jr., Gregory D. Jordan,
R. Charles Moyer, and Philip M. Pfeffer has the authority and responsibility to hire one or more independent public accountants to audit our books, records and financial statements and to review our systems of accounting (including our systems of internal control); to discuss with the independent accountants the results of the annual audit and quarterly reviews; to conduct periodic independent reviews of the systems of accounting (including systems of internal control); and to make reports periodically to the Board of Directors with respect to its findings. The Audit Committee met five times in 2002.

     Compensation Committee. The Compensation Committee, which currently consists of Earnest W. Deavenport, Jr., Frank W. DeFriece, Jr., Gregory D. Jordan, R. Charles Moyer, Philip M. Pfeffer and D. Greg Rooker, is responsible for administering and determining executive compensation and all awards under our stock option plans. The Compensation Committee met two times in 2002.

     Nominating/Corporate Governance Committee. The Nominating/Corporate Governance Committee was formed in the fourth quarter of 2002. Currently its sole member is Gregory D. Jordan who has been authorized to oversee the organization of the Nominating/Corporate Governance Committee, including the drafting of the Nominating/Corporate Governance Committee's charter. Upon its adoption by the Board of Directors, additional members will be appointed. This committee is responsible for nominating persons to serve as directors and for developing and administering our corporate governance policies.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table summarizes all compensation earned by our chief executive officer and by each of the four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for services rendered in all capacities for the year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                               ------------
                                                   ANNUAL COMPENSATION          SECURITIES     ALL OTHER
                                              ------------------------------    UNDERLYING    COMPENSATION
    NAME AND CURRENT PRINCIPAL POSITION       YEAR   SALARY($)   BONUS($)(1)    OPTIONS(#)       ($)(2)
--------------------------------------------  ----   ---------   -----------   ------------   ------------
Jefferson J. Gregory........................  2002    450,000       75,000        30,000         25,462
  Chief Executive Officer of                  2001    450,540       75,000        25,000         30,408
  King; Chairman of the Board                 2000    300,359          -0-        33,333          5,100
John M. Gregory(3)..........................  2002    225,000      100,000           -0-         50,024
  Former Chairman of the Board                2001    455,810      100,000           -0-         46,401
                                              2000    365,376          -0-           -0-          5,100
Joseph R. Gregory(4)........................  2002    450,000       75,000        25,000         46,802
  Former Vice Chairman of the Board and       2001    450,810       75,000        25,000         45,749
  former President, Monarch Pharmaceuticals,
     Inc.                                     2000    303,548          -0-        33,333          5,100
Kyle P. Macione(5)..........................  2002    384,874       20,000        25,000          7,585
  President of King                           2001    215,008       20,000         7,500          5,586
                                              2000    162,756          -0-        10,000          6,171
Ernest C. Bourne(6).........................  2002    344,423       75,000           -0-         26,916
  Former President, International Division    2001    452,322       75,000        25,000         26,564
                                              2000    306,515          -0-        33,333          5,100
James R. Lattanzi(7)........................  2002    325,000       35,000        10,000         60,370
  Chief Financial Officer                     2001    300,810       35,000        10,000         17,238
                                              2000     69,818          -0-        46,665          2,088
John A. A. Bellamy..........................  2002    225,000       20,000         7,500         45,774
  Executive Vice President of Legal           2001    131,017       20,000         7,500          5,586
  Affairs and General Counsel                 2000    161,875          -0-        10,000          5,586

---------------

(1) Bonuses paid in the current year are in consideration of performance in the prior year.

(2) Reflects matching contribution to the 401(k) plan, relocation expense reimbursement and income related to the personal use of corporate aircraft.

(3) During 2002, John M. Gregory served as Chairman of the Board until his retirement effective June 28, 2002.

(4) Joseph R. Gregory retired effective February 28, 2003. He received a bonus payment of $1.2 million upon his retirement.

(5) Mr. Macione was named President of King in April 2002. He formerly was Executive Vice President, Corporate Affairs.

(6) Mr. Bourne resigned effective October 4, 2002. He received a severance payment of $2.9 million.

(7) Mr. Lattanzi became Chief Financial Officer during 2000.

     The following table sets forth the number of options to purchase shares of common stock that had been granted to executive officers named in the Summary Compensation Table above as of December 31, 2002.

                    OPTIONS/SARS GRANTED IN LAST FISCAL YEAR

                                                                                      POTENTIAL REALIZABLE VALUE
                                                INDIVIDUAL GRANTS                       AT ASSUMED ANNUAL RATES
                              -----------------------------------------------------         OF STOCK PRICE
                              NUMBER OF     PERCENT OF                                  APPRECIATION FOR OPTION
                              SECURITIES   TOTAL OPTIONS                                         TERM
                              UNDERLYING    GRANTED TO     EXERCISE OR                ---------------------------
                               OPTIONS     EMPLOYEES IN    BASE PRICE    EXPIRATION       5%              10%
            NAME               GRANTED      FISCAL YEAR      ($/SH)         DATE          ($)             ($)
            ----              ----------   -------------   -----------   ----------   -----------     -----------
Jefferson J. Gregory........    30,000         3.4%          18.975         2012        357,998         907,238
Joseph R. Gregory...........    25,000         2.8%          18.975         2012        298,332         756,032
Kyle P. Macione.............    25,000         2.8%          18.975         2012        298,332         756,032
James R. Lattanzi...........    10,000         1.1%          18.975         2012        119,333         302,413
John A. A. Bellamy..........     7,500         0.8%          18.975         2012         89,500         226,809

     The following table discloses information regarding stock options held at the end of or exercised in fiscal year 2002 for executive officers named in the summary Compensation Table above as of December 31, 2002.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION/SAR VALUES

                                                         SECURITIES UNDERLYING      VALUE OF UNEXERCISED IN-THE-
                                                        UNEXERCISED OPTIONS AT            MONEY OPTIONS AT
                               SHARES                      DECEMBER 31, 2002            DECEMBER 31, 2002(1)
                             ACQUIRED ON    VALUE     ---------------------------   -----------------------------
           NAME               EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
           ----              -----------   --------   -----------   -------------   ------------   --------------
Jefferson J. Gregory.......      -0-         -0-        213,331          -0-          $939,248          -0-
Joseph R. Gregory..........      -0-         -0-        208,331          -0-          $939,248          -0-
Kyle P. Macione............      -0-         -0-         62,000          -0-          $ 56,355          -0-
James R. Lattanzi..........      -0-         -0-         66,665          -0-          $    -0-          -0-
John A. A. Bellamy.........      -0-         -0-         62,499          -0-          $281,774          -0-

---------------

(1) Based on $17.19 per share, the closing price of the common stock as quoted on the New York Stock Exchange at December 31, 2002.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee of the Board of Directors, created in February 2002, is responsible for developing and administering compensation philosophy. Committee members in 2002 were Earnest W. Deavenport, Jr., Frank W. DeFriece, Jr., Gregory D. Jordan, R. Charles Moyer and D. Greg Rooker. No current member of the Compensation Committee is a current or former officer of King.

     Prior to February 2002, the Board of Directors served as the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the common stock as of July 1, 2003, for (i) each person who owns more than 5% of the common stock, (ii) each director and executive officer of King, and
(iii) all executive officers and directors of King as a group.

                                                              BENEFICIAL OWNERSHIP OF
                                                                    COMMON STOCK
                                                              ------------------------
                                                                           PERCENTAGE
EXECUTIVE OFFICER, DIRECTORS                                  NUMBER OF    OUTSTANDING
AND 5% SHAREHOLDERS                                             SHARES      SHARES(1)
----------------------------                                  ----------   -----------
Jefferson J. Gregory(2).....................................   1,979,900         *
Kyle P. Macione(3)..........................................      75,920         *
James R. Lattanzi(4)........................................      68,969         *
John A. A. Bellamy(5).......................................     151,277         *
Earnest W. Deavenport, Jr.(6)...............................      24,833         *
Frank W. DeFriece, Jr.(7)...................................      73,333         *
James E. Gregory............................................         -0-         *
Gregory D. Jordan(8)........................................      10,000         *
R. Charles Moyer(9).........................................      23,466         *
Philip M. Pfeffer...........................................         -0-         *
D. Greg Rooker(10)..........................................     195,562         *
All executive officers and directors as a group (11
  persons)(11)..............................................   2,603,260       1.1
Putnam Investments LLC(12)..................................  25,451,679      10.6
The Summit Fund, LLC(13)....................................  12,184,413       5.1

---------------

  *  Less than 1%

 (1) Unless otherwise indicated, beneficial ownership consists of sole voting and investing power based on 241,033,727 shares issued and outstanding as of July 1, 2003. Options to purchase shares which are exercisable or become exercisable within 60 days of July 1, 2003 are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by each person to whom a portion of such options relate but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.

 (2) Includes 1,539,880 shares jointly owned with Mr. Gregory's spouse and 87,333 shares beneficially owned by Gregory Investments, L.P., the general partners of which are Mr. Gregory and his spouse and 213,331 shares issuable upon the exercise of options granted to Mr. Gregory.

 (3) Includes 62,000 shares issuable upon the exercise of options.

 (4) Includes 300 shares jointly owned with Mr. Lattanzi's spouse, 2,004 shares held in Mr. Lattanzi's 401(k) retirement plan account and 66,665 shares issuable upon the exercise of options.

 (5) Includes 62,499 shares issuable upon the exercise of options.

 (6) Includes 23,333 shares issuable upon the exercise of options.

 (7) Includes 73,333 shares issuable upon the exercise of options.

 (8) Includes 10,000 shares issuable upon the exercise of options.

 (9) Includes 23,333 shares issuable upon the exercise of options.

(10) Includes 33,332 shares held in trust for the benefit of Mr. Rooker's children, 8,549 shares owned by Mr. Rooker's spouse, 13,420 shares owned by The Jason Foundation, a private foundation controlled by Mr. Rooker and 73,333 shares issuable upon the exercise of options.

(11) Includes 607,827 shares subject to options exercisable within 60 days.

(12) Based on a Schedule 13G filed in February 2003 with the SEC on behalf of Putnam Investments, LLC; Marsh & McLennan Companies, Inc.; Putnam Investment Management, LLC; and The Putnam Advisory Company, LLC, One Post Office Square, Boston, Massachusetts 02109.

(13) Based on a Schedule 13G filed in February 2003 with the SEC on behalf of The Summit Fund, LLC, The United Company, United Management Company, LLC, Nicholas D. Street, James W. McGlothlin, Lois A. Clarke and Ted G. Wood. The address of The Summit Fund, LLC is 1005 Glenway Avenue, Bristol, Virginia 24201. The United Company, United Management Company, LLC, Nicholas D. Street, James W. McGlothlin, Lois A. Clarke and Ted G. Wood, affiliates of The Summit Fund, LLC, own 28,333 shares; 0 shares; 1,564,799 shares; 1,107,332 shares; 183,507 shares; and 42,666 shares, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 2003 we acquired Elan's primary care business. Jefferson J. Gregory, our Chairman and Chief Executive Officer, has owned 45,000 shares of Elan since February 2002. D. Greg Rooker, the Chairman of our Audit Committee, has owned 1,500 shares of Elan for several years.

     During 2002 James E. Gregory, one of our directors, received $73,000 for consulting services to King. Of that amount $23,000 was for personal use of the corporate aircraft.

     SJ Strategic Investments LLC, an affiliate of John M. Gregory, our former Chairman of the Board and a brother of Jefferson J. and James E. Gregory, purchased, in January 2003, 4.75 million shares of Novavax. Including additional open market purchases, SJ currently owns approximately 20% of the outstanding shares of Novavax. King currently has a right to convert debt into approximately
5.0 million shares of Novavax.

     The King Benevolent Fund, Inc. is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under
Section 501(c)(3) of the Internal Revenue Code. The Benevolent Fund obtains pharmaceutical products either as gifts-in-kind from manufacturers or by purchase from third-party distributors or wholesalers. The Benevolent Fund donates the pharmaceutical products purchased or received as gifts-in-kind to medical missions in the United States and in foreign countries to advance its humanitarian aid efforts. The Benevolent Fund was founded in 1994 by John M. Gregory, who also founded King and was our Chairman of the Board until June 28, 2002 and our Chief Executive Officer until January 1, 2002. John M. Gregory owned more than 5% of our common stock until May 6, 2002. John M. Gregory, who serves as President of the Board of Directors of the Benevolent Fund, is the brother of Jefferson J. Gregory, who became our Chief Executive Officer on January 1, 2002 and our Chairman of the Board on June 28, 2002, and James E. Gregory, one of our current directors. In addition, Mary Ann Blessing, a sister of Jefferson J. Gregory and James E. Gregory, served as the Chief Operating Officer of the Benevolent Fund until approximately January 2001 and presently serves as a director and Treasurer of the Board of the Directors of the Benevolent Fund. Carol Shrader, mother of Brian Shrader, Chief Financial Officer of King until September 2000, is presently a director of the Benevolent Fund.

     Jefferson J. Gregory and James E. Gregory were members of the Board of Directors of the Benevolent Fund in 1999, 2000, 2001 and 2002, but no longer hold those positions. In addition, Joseph R. Gregory, who was Vice Chairman of our Board and President of our wholly-owned subsidiary Monarch Pharmaceuticals, Inc. until February 2003, served as a director of the Benevolent Fund in 1999, 2000, 2001 and 2002, but no longer holds that position. Joseph R. Gregory is the brother of Jefferson J. Gregory, James E. Gregory, John M. Gregory and Mary Ann Blessing. Herschel Blessing, Executive Vice-President of King until July 1, 2002, is the husband of Mary Ann Blessing and a director of the Benevolent Fund.

     We occasionally donate our products to the Benevolent Fund. We donated inventory with a carrying value of $1.8 million in 1999, $3.3 million in 2000, $4.1 million in 2001 and $22.6 million in 2002. Based upon information provided to us by the Benevolent Fund, we understand that (consistent with industry practice) it has valued these donations based on average wholesale prices of the donated product in the approximate amounts of $9.8 million, $20.8 million, $65.6 million, and $120.5 million, respectively. Also based upon information provided to us by the Benevolent Fund, we understand that the total value based on average wholesale price of products donated to the Benevolent Fund by all pharmaceutical manufacturers and other donors was $30.5 million, $44.0 million, $124.5 million and $232.8 million in 1999, 2000, 2001 and 2002, respectively.

     In addition to receiving donations of products directly from pharmaceutical manufacturers, the Benevolent Fund also purchases pharmaceutical products, including those manufactured by King, from third-party distributors or wholesalers. Based upon information provided to us by the Benevolent Fund, we understand that the total purchase price of all pharmaceutical products purchased by the Benevolent Fund was $3.0 million, $1.0 million, $142,000, $317,000 and $4.8 million in 1999, 2000, 2001, 2002 and the period from January 1, 2003 to June 30, 2003, respectively. We are aware of three occasions on which the Benevolent Fund purchased our products from third-party distributors or wholesalers. These three purchases accounted for $2.8 million of the Benevolent Fund's $3.0 million of purchases in 1999; $0.9 million of the Benevolent Fund's $1.0 million of purchases in 2000; and $4.6 million of the Benevolent Fund's $4.8 million of purchases in the first half of 2003.

     On November 22, 1999, we sold $2,775,000 of Fluogen(R) vials to a third-party distributor, which in turn resold those vials to the Benevolent Fund for $2,779,500. The Benevolent Fund donated the vials to Global Resource Services for use in North Korea. The unit price paid by the third-party distributor was $18.50, which was approximately 14% below our average unit price for Fluogen(R) vials in November 1999. The unit prices at which we sold Fluogen(R) vials in November 1999 ranged from $17.50 to $46.95. Prior to the November 22 transaction, we had sold 1,068,157 vials of Fluogen(R) beginning in August of 1999. At the time of the November 22 transaction, we had an existing inventory of approximately 158,000 Fluogen(R) vials, of which 150,000 vials were sold in the transaction, leaving approximately 8,000 vials in inventory. Of the remaining inventory, approximately 2,300 vials were sold prior to December 31, 1999. At December 31, 1999, we wrote off the remaining 5,700 Fluogen(R) vials. Other than the November 22 sale, our next largest single sale of Fluogen(R) vials during the 1999-2000 flu season consisted of 63,945 vials.

     On December 27, 1999, we sold $825,075 (net of a 5% prompt pay discount) of Fluogen(R) syringes to the same third-party distributor, which in turn resold those syringes to the Benevolent Fund in January 2000 for $871,500. The Benevolent Fund donated the syringes to the Feed the Children(R) organization on January 28, 2000 for use in Venezuela. The unit price paid by the third-party distributor before the 5% prompt pay discount was $28.95, which was approximately 20% above our average unit price for Fluogen(R) syringes in December 1999. The unit prices at which we sold Fluogen(R) syringes in December 1999 ranged from $21.95 to $41.47. Prior to the December 27 transaction, we had sold 187,286 Fluogen(R) syringes beginning in August of 1999. At the time of the December 27 transaction, we had an existing inventory of approximately 33,000 Fluogen(R) syringes, of which 30,000 syringes were sold in the transaction, leaving approximately 3,000 syringes in inventory. Of the remaining inventory, approximately 300 syringes were sold prior to December 31, 1999. At December 31, 1999, we wrote off the remaining 2,700 Fluogen(R) syringes. This sale represented our third largest single sale of Fluogen(R) syringes during the 1999-2000 flu season; our largest single sale consisted of 30,977 syringes.

     Due to the seasonal nature of flu vaccine sales, we generally would have attempted to generate the substantial majority of our sales of Fluogen(R) by mid-November. During the 1998-1999 flu season, which was the only other season during which we sold Fluogen(R), we sold an aggregate of $18.9 million of Fluogen(R) before November 22, and $1.5 million of Fluogen(R) on or after November 22. The two 1999 Fluogen(R) sales involving the Benevolent Fund had gross margins of 30.4% and 13.3% (net of the 5% prompt pay discount), respectively, as compared to our overall 1999 gross margin (on a pre-pooling basis) of 67.5%. In the aggregate, the gross margin on the two sales was $954,165, and the cost at which the products were carried on our books was $2,645,910. The two Fluogen(R) sales contributed $601,124 to our 1999 net income, or 4.3% of our fourth quarter 1999 and 1.3% of our full-year 1999 net income on a pre-pooling basis. On a per share basis, the two Fluogen(R) sales represented $0.012, or 4.1% of our fourth quarter 1999 and 1.3% of our full-year 1999 diluted income per common share on a pre-pooling basis.

Because of an FDA requirement that we cease manufacturing and distributing Fluogen(R), we discontinued our Fluogen(R) product in September 2000. For more information, see Note 22 to our audited consolidated financial statements included in this Form 10-K.

     On December 26, 2002, we sold $4,587,571 (net of a 2% prompt pay discount) of Cortisporin(R), Silvadene(R) and Tigan(R) to a third-party wholesaler, which in turn resold those products to the Benevolent Fund in January 2003 for $4,634,405. For a description of our accounting for this transaction, please see the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments--King Benevolent Fund Transaction." This transaction represented our largest single sale for each of the relevant products in 2002. We sold the products to the third-party wholesaler at wholesaler acquisition cost, which is the amount we generally charge our wholesale customers. We had offered a temporary 10% discount price on Cortisporin(R) for orders received between December 12 and December 18, 2002. We have also sold these products to certain contract customers at prices lower than wholesaler acquisition cost. We offer discounted contract pricing to a limited number of distributor customers who assure us of incremental sales volumes.

     After weighing all the information developed in the course of the internal review, our Audit Committee concluded that the three sales described above did not arise from an effort to mislead investors by manipulating reported financial results, and that consummation of the sales had been in the best interests of King. In connection with this conclusion, the Audit Committee also determined that it would be desirable for King to provide detailed disclosure of the nature and extent of our relationship with the Benevolent Fund and these three sales beyond that required by applicable rules, as set forth in this "Certain Relationships and Related Transactions" section in this Form 10-K.

     Because the Benevolent Fund is not managed or controlled by King and maintains its own books and records, we do not in the ordinary course of our business have access to or a need for information relating to pharmaceutical purchases by the Benevolent Fund from third parties. Much of the information in this section relating to the Benevolent Fund has been developed in connection with the internal review. In the future, the Benevolent Fund may make additional purchases of our products from third-party distributors or wholesalers, and such purchases may or may not be brought to our attention. We expect that all or nearly all such purchases by the Benevolent Fund are likely to be of product sold by us in the ordinary course of our business. Absent special circumstances that would make those sales material to investors, we would not intend to disclose future indirect sales to the Benevolent Fund even if we do become aware of them.

     King made charitable contributions during 2001 to King College, Bristol, Tennessee, of $103,000. Gregory D. Jordan, one of our directors, serves as the President of King College.

     During the year ended December 31, 2002, we paid $171,000 to the Wake Forest University School of Medicine for research and development activities. R. Charles Moyer, one of our directors, is the Dean of the Babcock Graduate School of Management at Wake Forest University.

ITEM 14.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the designs and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to King and our consolidated subsidiaries is made known to these officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. As set forth in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments," we have undertaken a substantial process to enhance our compliance with Medicaid and other governmental pricing program requirements. This process partially constitutes corrective action with respect to a condition that our auditors, as part of their audit of the consolidated financial statements for the year ended December 31, 2002, have identified as a significant deficiency (as defined under standards established by the American Institute of Certified Public Accountants). Other than as described in such section, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as a part of this report:

     (1) Financial Statements

                                                               PAGE NUMBER
                                                               -----------
Report of Independent Auditors..............................       F-1
Consolidated Balance Sheets as of December 31, 2001 and
  2002......................................................       F-2
Consolidated Statements of Income for the years ended
  December 31, 2000, 2001 and 2002..........................       F-3
Consolidated Statements of Shareholders' Equity and Other
  Comprehensive Income for the years ended December 31,
  2000, 2001 and 2002.......................................       F-4
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 2001 and 2002..........................       F-5
Notes to Consolidated Financial Statements..................       F-6
(2) Financial Statement Schedule Valuation and Qualifying
  Accounts..................................................       S-1

     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b) Reports on Form 8-K.

     During the quarter ended December 31, 2002, we filed one Current Report on Form 8-K. A report was filed on December 31, 2002 under Item 5 including a press release announcing our acquisition of the rights to three branded prescription pharmaceutical products from Aventis.

(c) Exhibits

     The following Exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
 3.1(1)    --   Second Amended and Restated Charter of King Pharmaceuticals,
                Inc.
 3.2(1)    --   Amended and Restated Bylaws of King Pharmaceuticals, Inc.
 4.1(1)    --   Specimen Common Stock Certificate.
 4.2(1)    --   Form of Rights Agreement by and between King
                Pharmaceuticals, Inc. and Union Planters National Bank.
10.1(1)    --   Promissory Note between RSR Acquisition Corporation
                predecessor to King Pharmaceuticals, Inc.) and RSR
                Laboratories, Inc., dated December 28, 1993, in the amount of $3,500,000.
10.2(2)    --   Co-Promotion Agreement, dated as of June 22, 2000, between
                American Home Products Corporation and King Pharmaceuticals,
                Inc.
10.3(2)    --   Asset Purchase Agreement, dated as of June 22, 2000, between
                American Home Products Corporation and King Pharmaceuticals,
                Inc.
10.4(2)    --   Stock and Note Purchase Agreement, dated as of June 22,
                2000, between American Home Products Corporation and King
                Pharmaceuticals, Inc.
10.5(3)    --   Agreement and Plan of Merger, dated July 13, 2000 by and
                among King Pharmaceuticals, Inc., Jones Pharma Incorporated and Spirit Acquisition Corp.
10.6(4)    --   Convertible Note of Novavax, Inc. to King Pharmaceuticals,
                Inc. dated December 19, 2000.
10.7(4)    --   Note Purchase Agreement by and between Novavax, Inc. and
                King Pharmaceuticals, Inc. dated as of December 19, 2000.

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
10.8(4)    --   Investor Rights Agreement by and between Novavax, Inc. and
                King Pharmaceuticals, Inc. dated as of December 19, 2000.
10.9(4)    --   Registration Rights Agreement by and between Novavax, Inc.
                and King Pharmaceuticals, Inc. dated as of December 19,
                2000.
10.10(5)   --   Asset Purchase Agreement for Corgard(R), between
                Bristol-Myers Squibb Company and King Pharmaceuticals, Inc.,
                dated August 8, 2001.
10.11(5)   --   Asset Purchase Agreement for Florinef(R), Delestrogen(R) and
                Corzide(R) between Bristol-Myers Squibb Company and King
                Pharmaceuticals, Inc., dated August 8, 2001.
10.12(6)   --   Indenture, dated as of November 1, 2001, among King
                Pharmaceuticals, Inc., certain Subsidiary Guarantors and The
                Bank of New York, as trustee, relating to King's 2 3/4%
                Convertible Debentures due November 15, 2021.
10.13(9)   --   1998 King Pharmaceuticals, Inc. Non-Employee Director Stock
                Option Plan.
10.14(1)   --   1997 Incentive and Nonqualified Stock Option Plan for
                Employees of King Pharmaceuticals, Inc.
10.15(7)   --   King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan.
10.16(8)   --   The Medco Research, Inc. 1989 Stock Option and Stock
                Appreciation Rights Plan, as amended through July 29, 1998.
10.17(9)   --   1989 Incentive Stock Option Plan of Jones Medical
                Industries, Inc.
10.18(9)   --   Jones Medical Industries, Inc. 1994 Incentive Stock Plan.
10.19(9)   --   Jones Medical Industries, Inc. 1997 Incentive Stock Plan.
10.20(10)  --   Credit Agreement dated as of April 23, 2002, among King
                Pharmaceuticals, Inc., and the Lenders therein, Credit
                Suisse First Boston, Cayman Islands Branch, as
                Administrative Agent, as Collateral Agent and as Swingline
                Lender, and Bank of America, NA, J.P. Morgan Securities
                Inc., and UBS Warburg LLC as Co-Syndication Agents, Wachovia
                Bank National Association, as Documentation Agent, Credit
                Suisse First Boston as Sole Lead Arranger and Bookrunner.
21.1       --   Subsidiaries of the Registrant.
23.1       --   Consent of PricewaterhouseCoopers LLP.
99.1       --   Certificate of Chief Executive Officer Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.
99.2       --   Certificate of Chief Financial Officer Pursuant to Section
                906 of the Sarbanes-Oxley Act of 2002.

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

 (6) Incorporated by reference to King's Registration Statement on Form S-3 (Registration No. 333-82126) filed February 4, 2002.

 (7) Incorporated by reference to King's Registration Statement on Form S-8 filed February 26, 1999.

 (8) Incorporated by reference to King's Registration Statement on Form S-8 filed March 9, 2000.

 (9) Incorporated by reference to King's Registration Statement on Form S-8 filed September 6, 2000.

(10) Incorporated by reference to King's Quarterly Report on Form 10-Q filed May 14, 2002.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of King Pharmaceuticals, Inc.

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 3 to the consolidated financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138 and interpreted by certain Financial Accounting Standards Board Derivative Implementation Group issues.

     As discussed in Note 21 to the consolidated financial statements, in 2002 the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP
Greensboro, North Carolina
July 28, 2003

                           KING PHARMACEUTICALS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 2001         2002
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  874,602   $  588,225
  Marketable securities.....................................      49,880      227,263
  Accounts receivable, net of allowance for doubtful
     accounts of $6,047 and $7,513..........................     161,864      159,987
  Inventories...............................................     111,578      167,153
  Deferred income taxes.....................................      31,556      106,168
  Prepaid expenses and other current assets.................       8,079       12,906
                                                              ----------   ----------
          Total current assets..............................   1,237,559    1,261,702
Property, plant and equipment, net..........................     164,116      217,114
Intangible assets, net......................................   1,037,795    1,232,313
Other assets................................................      67,141       39,531
                                                              ----------   ----------
          Total assets......................................  $2,506,611   $2,750,660
                                                              ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt.........................  $    1,357   $    1,300
  Accounts payable..........................................      22,870       49,889
  Accrued expenses..........................................     119,498      297,528
  Income taxes payable......................................       7,718       21,247
                                                              ----------   ----------
          Total current liabilities.........................     151,443      369,964
Long-term debt..............................................     346,397      345,093
Deferred income taxes.......................................      37,021       33,596
Other liabilities...........................................      63,466       70,824
                                                              ----------   ----------
          Total liabilities.................................     598,327      819,477
                                                              ----------   ----------
Commitments and contingencies (Note 16)
Shareholders' equity:
  Preferred stock, 15,000,000 shares authorized, no shares
     issued or outstanding..................................          --           --
  Common stock, no par value, 300,000,000 shares authorized,
     247,692,984 and 240,624,751 shares issued and
     outstanding............................................   1,361,563    1,201,897
  Retained earnings.........................................     546,721      729,241
  Accumulated other comprehensive income....................          --           45
                                                              ----------   ----------
          Total shareholders' equity........................   1,908,284    1,931,183
                                                              ----------   ----------
          Total liabilities and shareholders' equity........  $2,506,611   $2,750,660
                                                              ==========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                       CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2000       2001         2002
                                                              --------   ---------   ----------
Revenues:
  Net sales.................................................  $578,769   $ 825,488   $1,069,960
  Royalty revenue...........................................    41,474      46,774       58,375
                                                              --------   ---------   ----------
          Total revenues....................................   620,243     872,262    1,128,335
                                                              --------   ---------   ----------
Operating costs and expenses:
  Costs of revenues, exclusive of depreciation shown
     below..................................................   162,222     176,734      284,096
  Royalty expense...........................................     9,049       9,830       10,880
                                                              --------   ---------   ----------
          Total costs of revenues...........................   171,271     186,564      294,976
                                                              --------   ---------   ----------
  Selling, general and administrative.......................   128,995     151,839      180,266
  Co-promotion fees.........................................     3,873      89,041      186,657
                                                              --------   ---------   ----------
          Total selling, general and administrative.........   132,868     240,880      366,923
                                                              --------   ---------   ----------
  Depreciation and amortization.............................    41,942      47,966       59,297
  Research and development expense..........................    24,791      26,507       40,184
  Intangible asset impairment...............................        --          --       66,844
  Merger, restructuring, and other special charges..........    64,643       4,079        5,911
                                                              --------   ---------   ----------
          Total operating costs and expenses................   435,515     505,996      834,135
                                                              --------   ---------   ----------
  Operating income..........................................   184,728     366,266      294,200
                                                              --------   ---------   ----------
Other income (expense):
  Interest income...........................................    11,875      10,975       22,395
  Interest expense..........................................   (36,974)    (12,684)     (12,419)
  Valuation charge -- convertible notes receivable..........        --          --      (35,629)
  Other, net................................................     3,333       6,313         (884)
                                                              --------   ---------   ----------
          Total other income (expense)......................   (21,766)      4,604      (26,537)
                                                              --------   ---------   ----------
  Income before income taxes, extraordinary item(s) and
     cumulative effect of change in accounting principle....   162,962     370,870      267,663
Income tax expense..........................................   (76,332)   (138,006)     (85,143)
                                                              --------   ---------   ----------
  Income before extraordinary item(s) and cumulative effect
     of change in accounting principle......................    86,630     232,864      182,520
Extraordinary item(s):
  Extinguishment of debt, net of taxes of $7,580 for 2000
     and $8,520 for 2001....................................   (12,768)    (14,383)          --
  Loss on disposed and impaired assets, net of taxes of
     $5,612.................................................    (9,353)         --           --
                                                              --------   ---------   ----------
Income before cumulative effect of change in accounting
  principle.................................................    64,509     218,481      182,520
Cumulative effect of change in accounting principle, net of
  taxes of $325.............................................        --        (545)          --
                                                              --------   ---------   ----------
Net income..................................................  $ 64,509   $ 217,936   $  182,520
                                                              ========   =========   ==========
Income per common share:
  Basic: Income before extraordinary item(s) and cumulative
         effect of change in accounting principle...........  $   0.40   $    1.00   $     0.75
        Extraordinary item(s)...............................     (0.10)      (0.06)          --
        Cumulative effect of change in accounting
         principle..........................................        --          --           --
                                                              --------   ---------   ----------
        Net income..........................................  $   0.30   $    0.94   $     0.75
                                                              ========   =========   ==========
  Diluted: Income before extraordinary item(s) and
           cumulative effect of change in accounting
           principle........................................  $   0.39   $    0.99   $     0.74
          Extraordinary item(s).............................     (0.10)      (0.06)          --
          Cumulative effect of change in accounting
           principle........................................        --          --           --
                                                              --------   ---------   ----------
          Net income........................................  $   0.29   $    0.93   $     0.74
                                                              ========   =========   ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             ACCUMULATED
                                            COMMON STOCK                        OTHER
                                      ------------------------   RETAINED   COMPREHENSIVE
                                        SHARES        AMOUNT     EARNINGS      INCOME         TOTAL
                                      -----------   ----------   --------   -------------   ----------
Balance, December 31, 1999..........  132,444,175   $  228,211   $266,895       $(94)       $  495,012
                                      -----------   ----------   --------       ----        ----------
Comprehensive income:
  Net income........................           --           --     64,509         --            64,509
  Net unrealized gain on marketable
     securities, net of tax.........           --           --         --         94                94
                                                                                            ----------
          Total other comprehensive
            income..................                                                            64,603
                                                                                            ----------
  Three for two common stock
     split..........................   23,992,412           --         --         --                --
  Stock option activity.............    3,846,764       81,128         --         --            81,128
  Cash dividend declared -- Jones...           --           --     (2,619)        --            (2,619)
  Issuance of common shares.........   10,557,827      349,609         --         --           349,609
                                      -----------   ----------   --------       ----        ----------
Balance, December 31, 2000..........  170,841,178      658,948    328,785         --           987,733
                                      -----------   ----------   --------       ----        ----------
Comprehensive income:
  Net income........................           --           --    217,936         --           217,936
                                                                                            ----------
          Total other comprehensive
            income..................                                                           217,936
                                                                                            ----------
  Four for three common stock
     split..........................   56,941,365         (418)        --         --              (418)
  Stock option activity.............    1,918,441       43,287         --         --            43,287
  Issuance of common shares.........   17,992,000      659,746         --         --           659,746
                                      -----------   ----------   --------       ----        ----------
Balance, December 31, 2001..........  247,692,984    1,361,563    546,721         --         1,908,284
                                      -----------   ----------   --------       ----        ----------
Comprehensive income:
  Net income........................           --           --    182,520         --           182,520
  Net unrealized gain on marketable
     securities, net of tax.........           --           --         --         45                45
                                                                                            ----------
          Total other comprehensive
            income..................                                                           182,565
                                                                                            ----------
  Stock option activity.............      431,767        6,608         --         --             6,608
  Stock repurchases.................   (7,500,000)    (166,274)        --         --          (166,274)
                                      -----------   ----------   --------       ----        ----------
Balance, December 31, 2002..........  240,624,751   $1,201,897   $729,241       $ 45        $1,931,183
                                      ===========   ==========   ========       ====        ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002
                                 (IN THOUSANDS)

                                                                2000        2001        2002
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  64,509   $ 217,936   $ 182,520
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization...........................     41,942      47,966      59,971
    Amortization of deferred financing costs................      1,927       1,040       2,898
    Extraordinary loss-extinguishment of debt...............     13,366      22,902          --
    Extraordinary loss-disposed and impaired assets.........     14,965          --          --
    Cumulative effect of change in accounting principle.....         --         870          --
    Stock compensation charge...............................      4,755       3,229          --
    Write-off of inventory..................................     28,722          --      15,152
    Deferred income taxes...................................     (9,319)     15,209     (78,061)
    Non-cash nonrecurring charge............................      3,727          --          --
    Valuation charge on convertible notes receivable........         --          --      35,443
    Net unrealized gain on convertible notes receivable.....         --      (8,546)         --
    Tax benefits of stock options exercised.................     40,540      12,430       2,206
    Impairment of intangible assets.........................         --          --      66,844
    In-process research and development charges.............         --          --      12,000
    Other non-cash items, net...............................      3,510       2,948       4,525
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (31,247)    (44,114)     (3,713)
      Inventories...........................................    (48,814)    (46,489)    (70,727)
      Prepaid expenses and other current assets.............      5,229        (484)     (5,090)
      Other assets..........................................     (3,463)      3,136      (1,020)
      Accounts payable......................................     (4,303)     (9,722)     31,318
      Accrued expenses and other liabilities................     15,548      41,519     197,304
      Deferred revenue......................................     71,213      (9,247)     (9,090)
      Income taxes..........................................    (31,434)     28,977      13,529
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............    181,373     279,560     456,009
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Purchases of investment securities........................   (142,922)    (49,880)   (823,112)
  Proceeds from maturity and sale of investment
    securities..............................................    256,121          --     645,798
  Convertible senior notes..................................    (20,000)    (10,000)    (10,000)
  Loans receivable..........................................    (15,379)    (15,000)         --
  Purchases of property, plant and equipment................    (25,149)    (40,167)    (73,587)
  Purchases of intangible assets............................   (207,000)   (286,500)   (322,100)
  Proceeds from loan receivable.............................         --      14,086       4,310
  Proceeds from sale of intangible assets...................         --       3,332          --
  Other investing activities................................        512       1,446       4,388
                                                              ---------   ---------   ---------
Net cash used in investing activities.......................   (153,817)   (382,683)   (574,303)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds from revolving credit facility...................    159,000      75,000          --
  Payments on revolving credit facility.....................   (204,000)    (75,000)         --
  Proceeds from issuance of common shares and exercise of
    stock options, net......................................    387,768     684,435       4,402
  Payments of cash dividends -- Jones.......................     (2,619)         --          --
  Stock repurchases.........................................         --          --    (166,274)
  Payment of senior subordinated debt.......................    (53,618)   (115,098)         --
  Proceeds from seller note.................................     25,000          --          --
  Payment of seller note....................................    (25,000)         --          --
  Proceeds from bridge loan facility........................     25,000          --          --
  Payments on bridge loan facility..........................    (25,000)         --          --
  Payments on other long-term debt..........................   (368,707)     (1,489)     (1,361)
  Proceeds from convertible debentures......................         --     345,000          --
  Debt issuance costs.......................................       (708)    (11,100)     (4,850)
  Other.....................................................         --        (418)         --
                                                              ---------   ---------   ---------
Net cash (used in) provided by financing activities.........    (82,884)    901,330    (168,083)
                                                              ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents............    (55,328)    798,207    (286,377)
Cash and cash equivalents, beginning of year................    131,723      76,395     874,602
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $  76,395   $ 874,602   $ 588,225
                                                              =========   =========   =========
Supplemental disclosure of cash paid for:
Interest....................................................  $  37,353   $  15,433   $  11,731
                                                              =========   =========   =========
Taxes.......................................................  $  65,739   $  96,773   $ 153,966
                                                              =========   =========   =========

   The accompanying notes are an integral part of the consolidated financial statements.

                           KING PHARMACEUTICALS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1.  THE COMPANY

     King Pharmaceuticals, Inc. ("King" or the "Company") is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. Through a national sales force and co-promotion arrangements, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, obstetrician/gynecologists, and hospitals across the United States and in Puerto Rico. The Company also provides contract manufacturing for a number of the world's leading pharmaceutical and biotechnology companies. In addition, the Company receives royalties from the rights of certain products (Adenocard(R) and Adenoscan(R)) previously sold.

     These consolidated financial statements include the accounts of King and its wholly owned subsidiaries Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., Jones Pharma Incorporated, King Pharmaceuticals of Nevada, Inc., and Monarch Pharmaceuticals Ireland Limited. All intercompany transactions and balances have been eliminated in consolidation.

2.  INTERNAL REVIEW AND FORM 8-K FILING

     As discussed more fully below, the Audit Committee of the Company's Board of Directors (the "Audit Committee") conducted an assessment and internal review of the issues raised by the Securities and Exchange Commission (the "SEC") investigation commenced in March 2003. On April 15, 2003, while the internal review was in progress, the Company released unaudited consolidated financial statements for the year ended December 31, 2002, contained in a Form 8-K filed with the SEC. The Audit Committee completed the internal review on July 28, 2003. These consolidated financial statements reflect the effects of adjustments arising from the findings of the internal review, as well as the effects of subsequent events related to Lorabid(R) (see Note 8). Specifically, these consolidated financial statements reflect the effects of (1) a $46.5 million adjustment to the Company's accrual for estimated amounts due under Medicaid and other governmental pricing programs, (2) an additional $39.8 million charge related to Lorabid(R), and (3) a deferral of $4.7 million of revenue associated with a purchase of the Company's products by the King Benevolent Fund, Inc. (the "Benevolent Fund").

     (a) SEC Investigation, Medicaid and Other Governmental Program Accrual Adjustment, and Related Matters

     On March 10, 2003, the Company received a subpoena duces tecum from the SEC with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999 and 2000 and included all documents related to sales of King's products to VitaRx and Prison Health Services during 1999 and 2000, the Company's "best price" lists, all documents related to the pricing of the Company's pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace(R) from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen(R) and Lorabid(R), the Benevolent Fund, the Company's calculations related to Medicaid rebates, and the Audit Committee's internal review of issues raised by the SEC investigation. The Company has cooperated, and will continue to cooperate, in providing information to the SEC.

     In light of the SEC investigation, and as recommended by King's management, the Audit Committee initiated an assessment and internal review of the issues raised by the SEC investigation and retained independent counsel, who retained an independent accounting firm, to assist the Audit Committee.

     In connection with the internal review, the Company determined that it had underaccrued for estimated amounts due under Medicaid and other governmental pricing programs, and recorded an adjustment of $46.5 million to net sales and accrued expenses in the fourth quarter of 2002. This amount

                           KING PHARMACEUTICALS, INC.

represents the Company's best estimate of the amount of the Company's underpayments under Medicaid and other governmental pricing programs during the period from 1998 to 2002. In connection with the accrual adjustment, the Company expects to recover on a pre-tax basis approximately $0.7 million of royalties it previously paid for Altace(R). The Company also expects to recover on a pre-tax basis approximately $9.5 million of the promotional fees it previously paid under its Co-Promotion Agreement for Altace(R), but the Company has not completed discussions with its partner and therefore has not recorded this amount in our results for 2002.

     The Company has contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expects to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. The Company currently expects to make the requisite payments in the third or fourth quarter of 2003. Pending determination of the precise amount of such payments, the Company has placed $46.5 million in an interest-bearing escrow account. The accrual adjustment relates solely to the estimated underpayments and excludes any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as the Company cannot predict or reasonably estimate their likelihood, magnitude, or range of possible loss at this time. Due to the nature of the underpayments and uncertainties regarding the resolution of these matters, any such additional amounts are not subject to estimation.

     Of the aggregate adjustment to the accrual for estimated underpayments of amounts due under Medicaid and other governmental pricing programs, approximately $12.0 million reflects changes in accounting estimates under generally accepted accounting principles made in 2002, and approximately $12.4 million reflects corrections of immaterial errors related to 2002 and recorded in the fourth quarter of 2002. The remaining $22.1 million reflects corrections of immaterial errors that occurred during 1998 to 2001. Of this total of $22.1 million, approximately $2.5 million relates to underpayments in 1998, $6.5 million relates to underpayments in 1999, $5.9 million relates to underpayments in 2000, and $7.3 million relates to underpayments in 2001.

     In connection with the internal review, the Audit Committee determined that the Company's calculations related to Medicaid and other governmental pricing programs have not followed all aspects of the prescribed methodology under the applicable statutes. The Company's $46.5 million accrual adjustment relates to
(1) modifications to the Company's methodologies for calculating average manufacturer price and best price (both of which are reported to the government and used in determining amounts due under Medicaid and other governmental pricing programs) in response to changes in legal interpretations of complex and, in certain respects, ambiguous areas of Medicaid rebate laws, (2) recently compiled information with respect to the class of trade of the Company's direct and indirect customers that affects the Company's past calculations of average manufacturer price, and (3) the correction of certain immaterial errors in the calculation of average manufacturer price and best price. The accrual adjustment reflects both Medicaid underpayments and amounts owing to other governmental agencies, such as the Department of Veterans Affairs and the Public Health Service, which utilize payment formulae that are similar to those applicable to the Medicaid rebate program.

     The Audit Committee concluded, after weighing all the information developed in the course of the internal review, that the underpayments requiring the accrual adjustment did not arise from an effort on the part of the Company's current or prior management to mislead investors by manipulating reported financial results. While the Committee concluded that the errors did not result in any material financial misstatements, the Committee stated that it believes that the Company needs to dedicate additional attention and resources to ensure compliance with all applicable reporting requirements for Medicaid rebates and other governmental pricing programs. The Committee noted the need to have in place systems, processes and personnel that provide reasonable assurance that such errors are unlikely to recur in the future. Management has reviewed with the Committee the steps the Company has taken, is now taking

                           KING PHARMACEUTICALS, INC.

and plans to take to address the issues raised by the incorrect Medicaid and other governmental pricing programs filings made in the past, and to enhance the Company's capabilities with respect to future Medicaid and other governmental pricing calculations. The Committee stated that it intends to monitor carefully the Company's ongoing discussions with appropriate regulatory authorities, as well as the implementation of proposed improvements to systems, processes, training and personnel.

     In accordance with standard governance practice, the Audit Committee's independent conclusion regarding the absence of material financial misstatements was reached after management of the Company, having consulted with counsel, first concluded that the errors did not result in any material financial misstatements and had reported its conclusion to the Audit Committee.

     The SEC investigation of the Company is continuing. In addition, as discussed above, the Company has contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice regarding amounts due under Medicaid and other governmental pricing programs. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of the Company could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. In addition, beginning in March 2003, 22 purported class action complaints have been filed by holders of the Company's securities against the Company, its directors, former directors, executive officers and former executive officers, and seven purported shareholder derivative complaints have been filed, respectively alleging violations of federal securities laws and a breach of fiduciary duty, among other things, by some of its officers and directors. If any governmental sanctions are imposed, or if the Company were not to prevail in the securities litigation, neither of which the Company can predict or reasonably estimate at this time, its business, financial condition, results of operations and cash flows could be materially adversely affected.

     The Company has undertaken a substantial process to enhance its compliance with Medicaid and other government pricing program requirements. In November 2000, the Company began the process of implementing a new information technology system which has recently started to become operational. As part of this effort, King has engaged outside consultants to ensure that the new information technology system collects and processes the data that it previously lacked for calculating average manufacturer price. Although the new information technology system is intended to significantly enhance the accuracy of the Company's calculations for estimating amounts due under Medicaid and other governmental pricing programs, its processes for these calculations will continue to involve considerable manual input, and, as a result, these calculations will remain subject to the risk of errors arising from manual processes. The Company expects to further automate its processes for these calculations and expects to achieve a high level of automation in such processes by mid-2004. In addition, the Company has hired a senior director knowledgeable with respect to Medicaid and other governmental pricing programs, and is continuing to search for and hire qualified personnel. King has engaged outside consultants to assist in its compliance efforts while it is in the process of further expanding its internal compliance staff. The Company is committed to further enhancements and continues to identify and implement actions that improve its compliance with Medicaid and other governmental pricing programs.

     (b) King Benevolent Fund Transaction

     On December 26, 2002, the Company sold $4,588 (net of a 2% prompt pay discount) of Cortisporin(R), Silvadene(R) and Tigan(R) to a third-party wholesaler, which in turn resold those products to the King Benevolent Fund, Inc. in January 2003 for $4,634. As of July 15, 2003, the Benevolent Fund had yet to distribute 77% of the Cortisporin(R), 59% of the Silvadene(R) and 11% of the Tigan(R) purchased in January 2003. The expiration date of the products still in inventory are July 31, 2004 (or later) for the

                           KING PHARMACEUTICALS, INC.

Cortisporin(R), November 30, 2004 (or later) for the Silvadene(R) and May 31, 2004 for the Tigan(R). In light of these facts, the Company has deferred recognition of the revenue from this sale to the third-party wholesaler and treated this sale in a manner analogous to the consignment method. After weighing all the information developed in the course of the internal review, the Audit Committee concluded that this transaction did not arise from an effort to mislead investors by manipulating reported financial results, and that consummation of the sale had been in the best interests of King. In connection with this conclusion, the Audit Committee also determined that it would be desirable for King to provide in the 2002 Form 10-K detailed disclosure of the nature and extent of its relationship with the Benevolent Fund and this transaction beyond that required by applicable rules. The Company will recognize the deferred revenue as the purchased products are distributed by the Benevolent Fund, which has agreed to provide King with the requisite information relating to the timing and amount of such distributions.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. Assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities are affected by such estimates and assumptions. The most significant assumptions are employed in estimates used in determining allowances for doubtful accounts, values of inventories and intangible assets, impairment, accruals for rebates, returns and chargebacks, as well as estimates used in applying the revenue recognition policy and accounting for the Novavax convertible senior notes and the Co-Promotion Agreement with Wyeth. The Company is subject to risks and uncertainties that may cause actual results to differ from those estimates.

     Revenue Recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured and the Company has no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For the year ended December 31, 2002, the Company deferred recognition of revenue associated with a purchase of our products by the Benevolent Fund. The Company will recognize the deferred revenue as the purchased products are distributed by the Benevolent Fund. See Note 2 to these consolidated financial statements.

     Accruals for Rebates, Returns, and Chargebacks. We establish accruals for rebates, returns, and chargebacks in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. We estimate accrued rebates based on a percentage of selling price determined from historical experience. With respect to accruals for estimated Medicaid rebates, we evaluate our historical rebate payments by product as a percentage of historical sales, product pricing and current contracts. At the time of rebate payment, which generally occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for any differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of the rebate, rebate payments remain subject to retroactive adjustment. Returns are accrued based on historical experience. Chargebacks are based on the estimated days of unprocessed claims using historical experience. In all cases, judgment is required in estimating these reserves, and actual claims for rebates, returns and chargebacks could be different from the estimates. Medicaid and certain other governmental pricing programs involve particularly difficult

                           KING PHARMACEUTICALS, INC.

interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time.

     Shipping and Handling Costs. The Company incurred $1,619, $2,455, and $2,072 in 2000, 2001 and 2002, respectively, related to shipping and handling costs classified with selling, general and administrative expenses in the consolidated statements of operations. The Company does not bill customers for such costs.

     Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company's cash and cash equivalents are placed in large domestic banks, which limits the amount of credit exposure.

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

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Product samples held for distribution to third parties represent 17% and 11% of inventory as of December 31, 2001 and December 31, 2002, respectively. Product sample costs are charged to selling, general and administrative costs in the accompanying consolidated statement of income upon distribution to a third party.

     Income Taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized.

     Financial Instruments and Derivatives. The Company does not use financial instruments for trading purposes. Interest rate protection agreements, which are a type of derivative instrument, are sometimes used to manage interest rate risks. The notional amounts of the interest rate protection agreements entered into by the Company are used to measure the interest to be paid or received and do not represent the amount of exposure to loss. At December 31, 2001 and 2002, the Company did not have any interest rate protection agreements or other derivatives outstanding.

     The fair value of financial instruments is determined by reference to various market data or other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

     The Company recognized the cumulative effect of a change in accounting principle of $545, net of income taxes of $325, during the first quarter of 2001, due to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments and hedging activities. As of December 31, 2001 and 2002, the Company held no derivative financial instruments.

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

                           KING PHARMACEUTICALS, INC.

     The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software which generally range from 3 to 5 years.

     In the event that facts and circumstances indicate that the carrying amount of property, plant and equipment may be impaired, evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset's carrying amount to determine if a write-down is required. To the extent such projection indicates that undiscounted cash flow is not expected to be adequate to recover the carrying amount, the asset would be written down to its fair value.

     Capitalized Interest. For the years ended December 31, 2000, 2001 and 2002, the Company capitalized interest of approximately $645, $1,256, and $1,127, respectively.

     Intangible Assets and Goodwill. Intangible assets, which include primarily acquired product rights and patents, are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from 5 to 36 years, using primarily the straight-line method. Beginning in 2002, goodwill and certain other intangible assets are not amortized, but are tested for impairment on an annual basis, or more frequently if conditions warrant interim testing.

     Research and Development Costs. Research and development costs are expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life. Amounts capitalized for such payments are included in intangibles assets. Acquired research and development projects for products that have not received regulatory approval and that do not have alternative future use are expensed.

     Deferred Financing Costs. Financing costs related to the $345,000 convertible debt are being amortized over five years to the first date the debt can be put by the holders to the Company. Financing costs related to the Senior Secured Revolving Credit Facility (Note 12) are being amortized over five years, the term of the facility.

     Insurance. The Company is self-insured with respect to its healthcare benefit program. The Company pays a fee to a third party to administer the plan. The Company has stop loss coverage on a per employee basis as well as in the aggregate. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

     At December 31, 2002, the Company maintained product liability insurance in the amount of $60,000 for aggregate annual claims with a $100 deductible per incident and a $10,000 aggregate annual deductible. The Company's product liability insurance does not cover the following products: Prefest(R), Menest(R), Delestrogen(R), Pitocin(R) and Nordette(R).

     Advertising. The Company expenses advertising costs as incurred and these costs are included as selling, general and administrative expenses. Advertising costs for the years ended December 31, 2000, 2001, and 2002 were $28,035, $48,460, and $56,532, respectively.

     Promotional Fees to Wyeth. On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace(R) in the United States and Puerto Rico through October 29, 2008. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as other liabilities and is being amortized as a reduction of marketing expenses over the term of the agreement.

     In connection with the Co-Promotion Agreement with Wyeth, the Company agreed to pay Wyeth an annual promotional fee as follows:

     - For 2000, an amount equal to a prorated portion based on 50% of annualized Altace(R) net sales from October 5, 2000 through December 31, 2000 in excess of $165,000.

                           KING PHARMACEUTICALS, INC.

     - For 2001 and 2002, 20% of Altace(R) net sales up to $165,000, 50% of Altace(R) net sales from $165,000 to $465,000 and 52.5% of Altace(R) net sales in excess of $465,000.

     - For years subsequent to 2002 through 2008, the fee is based on the same formula as for 2001 and 2002, except the fee for the first $165,000 will be 15% of Altace(R) net sales.

     The co-promotion fee is accrued quarterly based on a percentage of Altace(R) net sales at a rate equal to the expected relationship of the expected co-promotion fee for the year to applicable expected Altace(R) net sales for the year.

     Stock Compensation. The Company has adopted the disclosure only provision of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, since options were granted at fair value, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company's net income and diluted income per share would have decreased to the following pro forma amounts for the years ended December 31, 2000, 2001 and 2002:

                                                           2000       2001       2002
                                                          -------   --------   --------
Income before extraordinary item(s) and comprehensive
  income:
  As reported...........................................  $86,630   $232,864   $182,520
  Compensation costs for options granted................   24,019     11,154      6,505
                                                          -------   --------   --------
  Pro forma.............................................  $62,611   $221,710   $176,015
                                                          =======   ========   ========
Net income:
  As reported...........................................  $64,509   $217,936   $182,520
                                                          =======   ========   ========
  Compensation costs for options granted................   24,019     11,154      6,505
                                                          -------   --------   --------
  Pro forma.............................................  $40,490   $206,782   $176,015
                                                          =======   ========   ========
Diluted income per share:
Income before extraordinary item(s) and comprehensive
  income:
  As reported...........................................  $  0.39   $   0.99   $   0.74
                                                          =======   ========   ========
  Pro forma.............................................  $  0.28   $   0.95   $   0.72
                                                          =======   ========   ========
Net income:
  As reported...........................................  $  0.29   $   0.93   $   0.74
                                                          =======   ========   ========
  Pro forma.............................................  $  0.18   $   0.88   $   0.72
                                                          =======   ========   ========

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000, 2001 and 2002:

                                                              2000    2001    2002
                                                              -----   -----   -----
Expected life of option.....................................   4.23    4.00    4.00
Risk-free interest rate.....................................   5.91%   3.60%   3.07%
Expected volatility.........................................  64.24%  62.38%  71.59%
Expected dividend yield.....................................   0.00%   0.00%   0.00%

     The weighted average fair values of options granted during 2000, 2001 and 2002 are $21.45, $19.38, and $10.91, respectively.

     Accounting Standards Not Yet Adopted. In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002." SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary impact on the Company of adopting SFAS No. 145 will be that gains and losses incurred upon the extinguishment of debt will no longer qualify for

                           KING PHARMACEUTICALS, INC.

extraordinary item treatment in the income statement but will normally be presented as a non-operating gain or loss. Accordingly, for purposes of comparison in the Company's 2003 Form 10-K, the Company will reclassify the loss incurred upon the extinguishment of debt during the year ended December 31, 2001 as other expense.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 will be effective for exit or disposal activities of the Company that are initiated after December 31, 2002.

     Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2002.

4.  CONCENTRATIONS OF CREDIT RISK

     A significant portion of the Company's sales is to customers in the pharmaceutical industry. The Company monitors the extension of credit to customers and has not experienced significant credit losses. The following table represents the relative percentage of accounts receivable from significant customers compared to net accounts receivable:

                                                              2000   2001   2002
                                                              ----   ----   ----
Customer A..................................................  10.7%  25.4%  15.1%
Customer B..................................................  21.4%  15.4%  13.2%
Customer C..................................................   n/a   12.1%  18.5%

     n/a -- receivable balances were less than 10% for the year.

     The following table represents a summary of sales to significant customers as a percentage of the Company's total revenues:

                                                              2000   2001   2002
                                                              ----   ----   ----
Customer A..................................................  18.1%  20.2%  21.5%
Customer B..................................................  14.9%  17.5%  32.9%
Customer C..................................................  10.2%  18.4%  24.0%

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

5.  MARKETABLE SECURITIES

     The following table represents the contractual maturities of marketable securities held as of December 31, 2001 and 2002:

                                                                2001       2002
                                                              --------   --------
Less than one year..........................................  $777,923   $554,562
One to five years...........................................    29,582    170,930
                                                              --------   --------
          Total securities available-for-sale...............  $807,505   $725,492
                                                              ========   ========

                           KING PHARMACEUTICALS, INC.

     All available-for-sale securities are considered current, as the Company intends to use them for current operating and investing purposes. At December 31, 2001 and 2002, approximately $757,625 and $498,229, respectively, of available-for-sale securities with original maturities of 90 days or less were included in cash and cash equivalents. The remaining amounts totaling approximately $49,880 and $227,263 at December 31, 2001 and 2002, respectively, are classified as marketable securities on the Company's balance sheet.

     The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2002 were as follows:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
U.S. Government obligations................  $126,685       $54          $ --      $126,739
Municipal obligations......................   394,194        --            --       394,194
Corporate bonds............................   204,544        20            (5)      204,559
                                             --------       ---          ----      --------
          Total............................  $725,423       $74          $ (5)     $725,492
                                             ========       ===          ====      ========

     During 2000, the Company liquidated its marketable securities and recognized a net loss of $707. At December 31, 2001, the market value of the marketable securities approximated cost. There were no realized gains or losses in 2001. At December 31, 2002, the Company had net unrealized gains from marketable securities of $45, net of tax, recorded in other comprehensive income. The Company realized $1,960 of net gains on marketable securities during 2002.

6.  INVENTORY

     Inventory consists of the following:

                                                                2001       2002
                                                              --------   --------
Finished goods (including $18,426 and $17,951 of sample
  inventory, respectively)..................................  $ 77,752   $110,623
Work-in process.............................................     9,923      7,810
Raw materials...............................................    27,776     56,778
                                                              --------   --------
                                                               115,451    175,211
Less inventory valuation allowance..........................    (3,873)    (8,058)
                                                              --------   --------
                                                              $111,578   $167,153
                                                              ========   ========

     DSM Pharmaceuticals, Inc. ("DSM") one of the Company's third-party manufacturers, informed the Company on November 21, 2001, that they ceased operations at their sterile manufacturing facilities in Greenville, North Carolina, as a result of U.S. Food and Drug Administration ("FDA") concerns relating to compliance issues. Due to the compliance issues, DSM recommended that the Company initiate a voluntary recall of all products that they manufacture for King. The Company initiated a voluntary recall of these products on December 18, 2001. As a result, the Company recorded special charges, included as cost of revenues, of $5,933 and $1,206 during 2001 and 2002, respectively, primarily to provide for product returns and the write-off of inventory.

     During 2001, the Company wrote-off obsolete Levoxyl(R) inventory of $2,059. The FDA approved the New Drug Application ("NDA") for a new formulation of Levoxyl(R) on May 25, 2001. Pursuant to FDA guidance, the Company may distribute only the FDA-approved new formulation of Levoxyl(R) after August 14, 2001.

                           KING PHARMACEUTICALS, INC.

     The Company recorded a special charge in the amount of $1,827 during 2002 relating primarily to the Company's voluntary recall of Liqui-Char(R) and Theravac(R), two of the Company's smaller volume products.

     As discussed in Note 8 below, the Company donated $15,152 of Lorabid(R) inventory to a charitable organization as a result of the decision in the fourth quarter of 2002 to divest the Lorabid(R) intangible assets and accrued a $49,877 liability related to the excess purchase commitments under the Lorabid(R) supply agreement.

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                                2001       2002
                                                              --------   --------
Land........................................................  $  7,461   $  9,108
Buildings and improvements..................................    76,318     87,908
Machinery and equipment.....................................    84,968     92,104
Equipment under capital lease...............................     1,317      1,018
Capital projects in progress(a).............................    31,213     73,151
                                                              --------   --------
                                                               201,277    263,289
          Less accumulated depreciation.....................   (37,161)   (46,175)
                                                              --------   --------
                                                              $164,116   $217,114
                                                              ========   ========

---------------

(a) Capital projects in process at December 31, 2002 primarily include the new information technology system, building improvements for facility upgrades and increased capacity, and other property and equipment purchases.

     Depreciation expense for the years ended December 31, 2000, 2001 and 2002 was $8,888, $9,749, and $11,233, respectively.

8.  ACQUISITIONS/INTANGIBLE ASSETS

     On December 30, 2002, the Company acquired or licensed the exclusive rights, including the NDA, trademarks, product rights and certain patents, to three branded prescription pharmaceutical products from Aventis for $197,500, plus $4,300 in expenses. The products include the rights in the United States, Puerto Rico, and Canada to Intal(R) and Tilade(R), inhaled anti-inflammatory agents for the management of asthma, and worldwide rights, excluding Japan, to Synercid(R), an injectable antibiotic. The acquisition was financed with cash on hand. The Company has recorded $43,185 of the acquisition as patents and $146,615 of the acquisition as product rights within intangible assets. The purchase price allocation among the assets acquired and the assignment of lives to the intangible assets are preliminary and subject to further evaluation as the Company has not yet finalized its valuation of the intangible assets.

     In connection with the acquisition, $12,000 of the purchase price was allocated to an in-process research and development project. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. The project was for a new formulation of Intal(R) using a new propellant that was valued through the application of a probability-weighted, discounted cash flow approach by independent valuation specialists. The estimated cash flows were projected over periods ranging from zero to 16 years using a discount rate of 20.5%. Operating margins were assumed to be similar to historical margins of similar products. The estimated cost to complete the project was less than $2,000 and the project was expected to be completed during 2004. The project was substantially complete as of the valuation date. The success of the project is dependent upon whether the Company receives FDA approval. The Company is not aware of any issues

                           KING PHARMACEUTICALS, INC.

with respect to the FDA's review of the project. If the project is not successfully completed it would not materially adversely affect the Company's results of operations.

     As additional consideration to Aventis for Synercid(R), the Company has agreed to potential milestone payments totaling $75,000. The Company will potentially pay Aventis milestone payments totaling $50,100 over the next three years, payable in annual installments of $10,300, $21,200, and $18,600 beginning on December 31, 2003, which relate to the continued recognition of Synercid(R) as an effective treatment for vancomycin-resistant enterococcus faecium. The remaining $25,000 milestone is payable to Aventis if Synercid(R) should receive FDA approval to treat methicillin resistant staphylococcus aureus, or King will pay Aventis a one-time payment of $5,000 the first time during any twelve-month period net sales of Synercid(R) exceed $60,000, and a one-time payment of $20,000 the first time during any twelve-month period net sales of Synercid(R) exceed $75,000.

     On May 29, 2002, the Company acquired the exclusive rights to Prefest(R) tablets in the United States, its territories and possessions and Puerto Rico, including the related NDA, Investigational NDA, copyrights, and patents or licenses to the related patents from Ortho-McNeil Pharmaceutical, Inc., a Johnson & Johnson subsidiary. The Company paid $108,000 for the product rights upon closing plus approximately $3,300 of expenses. During February 2003, subsequent to year end, the Company paid Ortho-McNeil an additional $7,000 upon receipt of the FDA's approval to rename the product "Prefest(R)", which was previously named "Ortho-Prefest." The acquisition was financed with cash on hand. The Company's allocation of purchase price was based upon the estimated fair value of assets acquired and liabilities assumed in accordance with SFAS No. 142. The purchase price allocation among the intangible assets acquired and the determination of useful life has been completed and the difference between the original and final determination was not material. Of the total purchase price of $111,300 at December 31, 2002, $80,442 was allocated to trademarks and product rights and $30,858 was allocated to patents. The patent is being amortized over eleven years and five months, the remaining life on the primary patent. The trademark and product rights are being amortized over 25 years.

     On August 8, 2001, the Company acquired three branded pharmaceutical products and a fully paid license to a fourth product from Bristol-Myers Squibb for $285,000 plus approximately $1,500 of expenses. The products acquired include Bristol-Myers Squibb's rights to the NDAs, trademarks and product rights in the United States to Corzide(R), Delestrogen(R) and Florinef(R). King also acquired a fully paid license to and trademark for Corgard(R) in the United States. The acquisition was financed with a combination of borrowings under the Company's Senior Secured Credit Facility and cash on hand. The Company's allocation of purchase price was based upon the estimated fair value of assets acquired and liabilities assumed in accordance with SFAS No. 142. The purchase price allocation among the various products acquired and the determination of useful lives has been completed and the difference between the original and final determination was not material. The product rights are being amortized over 20 to 30 years. See Note 24 for a discussion of subsequent events related to Florinef(R).

     On June 22 and July 7, 2000, the Company acquired the sales and marketing rights, respectively, to Nordette(R), Wycillin(R) and Bicillin(R) from Wyeth for $200,000 plus assumed liabilities of $3,000. The purchase price was allocated to intangible assets that are being amortized over their estimated useful lives of 25 years. This acquisition was financed with a draw of $10,000 on a $50,000 bridge loan, $25,000 in the form of a note issued to Wyeth, $37,500 of the proceeds from the sale of stock to Wyeth, $25,000 received in connection with the Co-Promotion Agreement with Wyeth, $90,000 from the revolving credit facility and $12,500 in cash on hand.

                           KING PHARMACEUTICALS, INC.

     Intangible assets consist of the following:

                                                 2001                        2002
                                       -------------------------   -------------------------
                                         GROSS                       GROSS
                                        CARRYING    ACCUMULATED     CARRYING    ACCUMULATED
                                         AMOUNT     AMORTIZATION     AMOUNT     AMORTIZATION
                                       ----------   ------------   ----------   ------------
Trademarks and product rights........  $1,017,456     $ 84,728     $1,189,446     $114,936
Patents..............................     110,000       21,111        166,360       24,030
Goodwill.............................      16,251        3,509         16,251        3,509
Other intangibles....................       9,316        5,880          9,526        6,795
                                       ----------     --------     ----------     --------
          Total intangible assets....  $1,153,023     $115,228     $1,381,583     $149,270
                                       ==========     ========     ==========     ========

     All of the goodwill of the Company is associated with the branded pharmaceuticals segment. Amortization expense for the years ended December 31, 2000, 2001, and 2002 was $33,054, $38,217, and $48,738, respectively.

     Estimated annual amortization expense at December 31, 2002 for each of the five succeeding fiscal years is as follows:

FISCAL YEAR ENDED DECEMBER 31,                                AMOUNT
------------------------------                                -------
2003........................................................  $59,532
2004........................................................   59,306
2005........................................................   58,103
2006........................................................   57,899
2007........................................................   57,809

     The amortization expense above is exclusive of the Company's 2003 acquisitions.

     The Company acquired the antibiotic Lorabid(R) in the United States and Puerto Rico from Eli Lilly and Company ("Eli Lilly") on August 19, 1999 for a purchase price of $91,700, including acquisition costs. Since the acquisition, sales declined for a variety of reasons. During the fourth quarter of 2002, the Company decided to divest its rights to Lorabid(R).

     As a result of a continuing decline of Lorabid(R) prescriptions and the Company's inability, to date, to divest its rights to Lorabid(R), management has determined that it will not be able to sell all the Lorabid(R) product the Company is required to purchase under its supply contract with Eli Lilly. Accordingly, under the requirements of Accounting Research Bulletin No. 43, because of this decline in Lorabid(R) prescription trends and because the Company had not finalized its consolidated financial statements for the year ended December 31, 2002 until July 2003, the Company has recorded a $49,877 liability related to Lorabid(R) purchase commitments in excess of expected demand as a charge to cost of revenues in 2002.

     In addition, the Company has reviewed the Lorabid(R) intangible assets for impairment under SFAS No. 144. Based on that review, as updated for management's cash flow expectations for Lorabid(R) as of July 2003, the Company has determined that the Lorabid(R) intangible assets were impaired and has recorded an impairment charge of $66,844 to write down the assets to their estimated fair value as of December 31, 2002.

     In addition, as a result of the decision in the fourth quarter of 2002 to divest the Lorabid(R) intangible assets, the Company donated $15,152 of Lorabid(R) inventory to a charitable organization. This donation was classified within cost of sales in the accompanying statements of income. Lorabid(R) is included in the Company's branded pharmaceutical reporting segment.

     The $49,877 liability related to Lorabid(R) purchase commitments in excess of expected demand, together with the $15,152 of Lorabid(R) inventory donated to a charitable organization in the fourth quarter

                           KING PHARMACEUTICALS, INC.

of 2002, resulted in a combined charge of $65,029 to cost of revenues in the fourth quarter of 2002. The Company continues to explore the possible divestiture of its rights to Lorabid(R), but has not reached an agreement with any potential purchaser.

9.  OTHER ASSETS

     Other assets consist of the following:

                                                               2001      2002
                                                              -------   -------
Convertible senior notes receivable from Novavax............  $38,081   $12,345
Loan receivable.............................................   17,565    14,277
Deferred financing costs, net...............................   10,823    12,339
Other.......................................................      672       570
                                                              -------   -------
                                                              $67,141   $39,531
                                                              =======   =======

     On December 19, 2000, September 7, 2001, and June 24, 2002, the Company acquired convertible senior notes of $20,000, $10,000 and $10,000, respectively, from Novavax, Inc. The convertible senior notes earn interest at 4% payable semi-annually in June and December. The convertible senior notes are due December 19, 2007. The convertible senior notes are convertible to common shares of Novavax at a specified conversion price. At December 31, 2001 and 2002, the convertible senior notes were convertible to 10.7% and 17.0%, respectively, of the outstanding common shares of Novavax. During 2001, the Company recognized an unrealized gain net of amortization of $8,081 related to the conversion option on the convertible senior notes in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The gain has been recorded in other income in the accompanying financial statements. During September 2001, the Company modified the agreement with Novavax, which resulted in the option no longer being considered a derivative. During 2002, the convertible senior notes were deemed to be impaired as defined under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The Company recorded a valuation allowance of $35,443 during 2002. The Company determined the amount of the valuation allowance by reference to the December 31, 2002 quoted market price of the Novavax common stock. The amount of the valuation allowance will be adjusted in future periods until such time as the loan is no longer considered to be impaired. For the year ended December 31, 2001, Novavax paid the interest related to the convertible senior notes in cash of $722 and stock of $232, in accordance with the agreement. During 2002, the Company incurred a write-down of $186 related to the stock held in Novavax acquired as a result of interest payments. For the year ended December 31, 2002, Novavax paid interest of $604 in cash and the Company allowed Novavax to pay the interest of $800 related to the convertible senior notes in stock, even though this was not in accordance with the original agreement. Subsequent to year end, Novavax provided 307,692 shares of common stock to pay the accrued interest receivable at December 31, 2002 of $800.

     On June 22, 2000, the Company entered into an agreement with Aventis Pharma Deutschland GMBH ("Aventis") to provide Aventis with funds for a facilities expansion that will provide additional production of an outsourced product of the Company. During 2000 and 2001, the Company loaned Aventis $15,000 and $15,000, respectively, under this agreement. This loan bears interest at 8% and is being repaid by reducing amounts otherwise payable on the purchase of inventory. During 2001 and 2002, inventory in the amount of $14,086 and $4,310, respectively, was received as payment against these loans.

     Amortization expense related to deferred financing costs was $1,927, $1,040, and $2,898 for 2000, 2001, and 2002, respectively, and has been included in interest expense. During 2000 and 2001, the Company repaid certain debt prior to maturity resulting in extraordinary losses of $12,768 and $14,383, net of income taxes, respectively.

                           KING PHARMACEUTICALS, INC.

10.  LEASE OBLIGATIONS

     The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to five years. Estimated future minimum lease payments as of December 31, 2002 for leases with initial or remaining terms in excess of one year are as follows:

2003........................................................  $6,175
2004........................................................   2,375
2005........................................................   1,710
2006........................................................   1,155
2007........................................................     837
Thereafter..................................................     757

     Lease expense for the years ended December 31, 2000, 2001 and 2002 was approximately $5,690, $7,846, and $10,189, respectively.

11.  ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                2001       2002
                                                              --------   --------
Rebates.....................................................  $ 33,744   $140,949
Accrued co-promotion fees...................................    40,866     68,295
Current portion of loss contract (see Note 8)...............        --     32,679
Product returns and chargebacks.............................    16,591     22,611
Accrued interest............................................       528      1,216
Product recall accrual......................................     5,933        758
Other.......................................................    21,836     31,020
                                                              --------   --------
                                                              $119,498   $297,528
                                                              ========   ========

12.  LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                2001       2002
                                                              --------   --------
Convertible debentures(a)...................................  $345,000   $345,000
Senior subordinated notes(b)................................        93         93
Senior credit facility(c)...................................        --         --
Senior secured revolving credit facility (d)................        --         --
Notes payable to former shareholders, due in equal annual
  installments of principal and interest (at a rate of 6%)
  of $1,226 through December 2003...........................     2,247      1,156
Various capital leases with interest rates ranging from 8.3%
  to 12.7% and maturing at various times through 2003.......       414        144
                                                              --------   --------
                                                               347,754    346,393
  Less current portion......................................     1,357      1,300
                                                              --------   --------
                                                              $346,397   $345,093
                                                              ========   ========

---------------

(a) During the fourth quarter of 2001, the Company issued $345,000 of 2 3/4% Convertible Debentures due November 15, 2021. The debentures are unsecured unsubordinated obligations, and the payment of principal and interest is guaranteed by the Company's domestic subsidiaries on a joint and several basis. The debentures accrue interest at an initial rate of 2 3/4%, which will be reset (but not below

                           KING PHARMACEUTICALS, INC.

    2 3/4% or above 4 1/4%) on May 15, 2006, May 15, 2011, and May 15, 2016.
    Interest is payable on May 15 and November 15 of each year.

    On or after November 20, 2006, the Company may redeem for cash all or part of the debentures that have not previously been converted or repurchased at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of redemption. Holders may require the Company to repurchase for cash all or part of their debentures on November 15, 2006, November 15, 2011 or November 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase. In addition, upon a change of control, each holder may require the Company to repurchase for cash all or a portion of the holder's debentures.

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

(c) The Senior Credit Facility, as amended, provided for up to $525,000 of aggregate borrowing capacity, consisting of: a $150,000 tranche A term loan (the "Tranche A Term Loan"), a $275,000 tranche B term loan (the "Tranche B Term Loan"), and a revolving credit facility in an aggregate amount of $100,000 (the "Revolving Credit Facility"). The Revolving Credit Facility included a $10,000 sublimit available for the issuance of letters of credit and a $5,000 sublimit available for swingline loans. During the year ended December 31, 2000, the Company paid the Tranche A Term Loan and Tranche B Term Loan in full and no amounts were outstanding under its Revolving Credit Facility at December 31, 2000. During 2001, the Company terminated the Senior Credit Facility.

(d) On April 23, 2002, the Company established a $400,000 five year Senior Secured Revolving Credit Facility. The facility has been collateralized in general by all real estate with a value of $5,000 or more and all personal property of the Company and its significant subsidiaries. The Company's obligations under the Senior Secured Revolving Credit Facility are unconditionally guaranteed on a senior basis by significant subsidiaries. The Senior Secured Revolving Credit Facility accrues interest at the Company's option, at either (a) the base rate (which is based on the prime rate or the federal funds rate plus one-half of 1%) plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the Senior Secured Revolving Credit Facility are entitled to customary facility fees based on (a) unused commitments under the Senior Secured Revolving Credit Facility and (b) letters of credit outstanding. At December 31, 2002, the Company had $400,000 of available borrowings under its Senior Secured Revolving Credit Facility.

    The Company incurred $4,850 of deferred financing costs that are being amortized over five years, the life of the Senior Secured Revolving Credit Facility.

                           KING PHARMACEUTICALS, INC.

    This facility requires the Company to maintain a certain minimum net worth and EBITDA to interest expense ratio and maintain a funded debt to EBITDA ratio below an established maximum. As of December 31, 2002, the Company has complied with those covenants.

     During 2001, as a result of terminating its Senior Credit Facility and redemption, through a tender offer of $96,300 of 10 3/4% Senior Subordinated Notes prior to maturity, the Company recorded an extraordinary charge of $22,903 ($14,383 net of income taxes) or $0.06 per share in the fourth quarter of 2001, resulting from the write-off of deferred financing costs and the payment of an early redemption premium.

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

     The aggregate maturities of long-term debt (including capital lease obligations) at December 31, 2002 are as follows:

2003........................................................  $  1,300
2004........................................................        --
2005........................................................        --
2006........................................................   345,000
2007........................................................        --
Thereafter..................................................        93
                                                              --------
                                                              $346,393
                                                              ========

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

     Convertible Senior Notes Receivable from Novavax. At December 31, 2001, the fair value of the convertible senior notes receivable from Novavax was determined using option pricing models, and was estimated to be approximately $38,830. Key assumptions used in determining that fair value were as follows: volatility of 58% and a discount rate of 5%. At December 31, 2002, the carrying amount of the convertible notes receivable were at their estimated fair value based on the quoted market prices of the collateral, the Novavax common stock.

     Long-Term Debt. The fair value of the Company's long-term debt, including the current portion, at December 31, 2001 and 2002 is estimated to be approximately $379,709 and $310,485, respectively, using discounted cash flow analyses and based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

                           KING PHARMACEUTICALS, INC.

14.  INCOME TAXES

     The net income tax expense (benefit) is summarized as follows:

                                                           2000       2001       2002
                                                          -------   --------   --------
Current
  Federal...............................................  $85,140   $107,550   $154,347
  State.................................................      511     15,247      8,857
                                                          -------   --------   --------
          Total current.................................  $85,651   $122,797   $163,204
                                                          =======   ========   ========
Deferred
  Federal...............................................  $(8,889)  $ 13,147   $(71,158)
  State.................................................     (430)     2,062     (6,903)
                                                          -------   --------   --------
          Total deferred................................  $(9,319)  $ 15,209   $(78,061)
                                                          =======   ========   ========
Total expense...........................................  $76,332   $138,006   $ 85,143
                                                          =======   ========   ========

     A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income before income taxes and extraordinary item is as follows:

                                                              2000   2001   2002
                                                              ----   ----   ----
Federal statutory tax rate..................................  35.0%  35.0%  35.0%
State income taxes, net of federal benefit..................   3.1    3.0    0.8
Nondeductible merger costs..................................   3.0     --     --
Other.......................................................   5.7   (0.8)  (4.0)
                                                              ----   ----   ----
Effective tax rate..........................................  46.8%  37.2%  31.8%
                                                              ====   ====   ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liability are as follows:

                                                                2001       2002
                                                              --------   --------
Accrued expenses and reserves...............................  $ 30,897   $105,245
Other.......................................................       659        923
                                                              --------   --------
          Total deferred tax assets.........................    31,556    106,168
                                                              --------   --------
Property, plant and equipment...............................   (13,586)   (13,998)
Intangible assets...........................................   (23,270)    (8,520)
Other.......................................................      (165)   (11,078)
                                                              --------   --------
          Total deferred tax liabilities....................   (37,021)   (33,596)
                                                              --------   --------
  Net deferred tax (liability)/asset........................  $ (5,465)  $ 72,572
                                                              ========   ========

     Management has determined that it is more likely than not that the deferred tax assets will be realizable and no valuation allowance is necessary.

15.  BENEFIT PLANS

     The Company maintains a defined contribution employee benefit plan that covers all employees over 21 years of age. The plan allows for employees' salary deferrals, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 2000, 2001 and 2002 were $2,404, $2,134, and $2,412, respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary contributions during the years ended December 31, 2000, 2001 and 2002.

                           KING PHARMACEUTICALS, INC.

16.  COMMITMENTS AND CONTINGENCIES

  Fen/Phen Litigation

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in no more than 10 lawsuits, which claim damages for personal injury arising from its production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to its production of the anorexigenic drug under contract for GlaxoSmithKline.

     While the Company cannot predict the outcome of these suits, management believes that the claims against the Company are without merit and intend to vigorously pursue all defenses available to the Company. The Company is being indemnified in all of these suits by GlaxoSmithKline for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the Company's independent negligence or intentional acts, and intends to submit a claim for all unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuit and be responsible for damages, if any, which are awarded against the Company or for amounts in excess of its product liability coverage.

     In addition, Jones, a wholly-owned subsidiary of King, is a defendant in 577 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to product liability, strict liability, negligence, breach of warranty, and misrepresentation.

     While management cannot predict the outcome of these suits, management believes that the claims against the Company are without merit and intend to vigorously pursue all defenses available to the Company. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event Jones' insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it. The Company is unable to disclose an aggregate dollar amount of damages claimed because many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against Jones. The Company, at this time, cannot provide an aggregate dollar amount of damages claimed or a reasonable estimate of the range of possible losses related to the lawsuits.

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

     On January 11, 2000, the State of Wisconsin Investment Board, ("SWIB"), a Medco shareholder that held approximately 11.6% of the outstanding stock of Medco, filed suit on behalf of a proposed class of Medco shareholders in the Court of Chancery for the State of Delaware, New Castle County, (State of Wisconsin Investment Board v. Bartlett, et al., C.A. No. 17727), against Medco and members of Medco's board of directors to enjoin the shareholder vote on the merger and the consummation of the merger.

     On April 10, 2002, the court granted the motion to dismiss with prejudice and awarded SWIB $234 in fees and $94 in costs, for a total award of $328.

     SWIB appealed the court's decision to the Delaware Supreme Court. On October 25, 2002, the Delaware Supreme Court promptly affirmed the decision of the Court of Chancery in all respects. In light of the fact that the Company has already satisfied the April 10, 2002 judgment of the Court of Chancery, the Company believes that any further exposure in this matter will be remote.

  Thimerosal/Vaccine Related Litigation

     King and its wholly owned subsidiary, Parkedale Pharmaceuticals, Inc. ("Parkedale"), have been named as defendants in California, Illinois and Mississippi, along with Abbott Laboratories, Wyeth, Aventis Pharmaceuticals, and other pharmaceutical companies, that have manufactured or sold products containing the mercury-based preservative, thimerosal.

     In these cases, the plaintiffs attempt to link the receipt of the mercury-based products to neurological defects. The plaintiffs claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, and breach of implied warranty, which are all arguments premised on the idea that the defendants promoted products without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.

     The Company's product liability insurance carrier has been given proper notice of all of these matters, and defense counsel is vigorously defending the Company's interests. The Company is moving to be dismissed from the litigation due, among other things, to lack of product identity in the plaintiffs' complaints. In 2001, the Company was dismissed on this basis in a similar case.

  Other Legal Proceedings

     The Parkedale facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the "Consent Decree"). The Parkedale facility is currently manufacturing pharmaceutical products subject to the Consent Decree that prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are produced in accordance with an approved ANDA or NDA. The Company intends, when appropriate, to petition for relief from the Consent Decree.

     Cobalt Pharmaceuticals, Inc. has filed an ANDA with the FDA pertaining to ramipril, the generic name for Altace(R), which the Company co-promotes together with Wyeth. The allegations in Cobalt's notice relate to a composition of matter patent for ramipril which does not expire until October 2008. A separate patent, expiring in January 2005, also covers ramipril, but Cobalt is not seeking FDA approval

                           KING PHARMACEUTICALS, INC.

until after the expiration of this second patent in January 2005. Together with Aventis, which owns the pertinent patent, the Company intends to vigorously enforce this patent, as well as a method of use patent relating to Altace(R) that is also listed in the FDA's Orange Book.

     Eon Labs, Inc. ("Eon Labs") and CorePharma, LLC ("CorePharma") have each filed an ANDA with the FDA pertaining to metaxalone, the active ingredient in Skelaxin(R), to which the Company acquired certain rights from Elan on June 12, 2003. The allegations in Eon Labs' and CorePharma's notice relate to a patent covering a method of using metaxalone, which does not expire until December 2021. The Company intends to vigorously enforce its rights under this patent.

     Mylan Pharmaceuticals, Inc. ("Mylan") filed an ANDA with the FDA pertaining to levothyroxine sodium, the active ingredient in Levoxyl(R). The allegations in Mylan's notice relate to a patent covering pharmaceutical compositions of levothyroxine sodium, which does not expire until February 2022. The Company intends to vigorously enforce its rights under this patent.

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business.

  Other Commitments and Contingencies

     The following summarizes the Company's unconditional purchase obligations at December 31, 2002:

2003........................................................  $112,997
2004........................................................   112,854
2005........................................................   113,358
2006........................................................    93,177
2007........................................................    68,007
Thereafter..................................................    61,845
                                                              --------
          Total.............................................  $562,238
                                                              ========

     The unconditional purchase obligations of the Company are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to the Company's branded pharmaceutical products. See Note 8 for a discussion of the $49,877 loss accrual related to the excess purchase commitments under the Lorabid(R) supply agreement.

  Government Agency Pricing

     The Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. Several government agencies have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. The Company is unable to predict the final form and timing of any future governmental or other health care initiatives, and therefore, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated. See Note 2 for information regarding Medicaid and other governmental pricing programs.

17.  SEGMENT INFORMATION

     The Company's business is classified into four reportable segments: branded pharmaceuticals, contract manufacturing, royalties and all other. Branded pharmaceuticals includes a variety of branded prescription products over four therapeutic areas, including cardiovascular, anti-infective, critical care and endocrinology/women's health. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing process, method of distribution, and type of customer. Contract

                           KING PHARMACEUTICALS, INC.

manufacturing represents contract manufacturing services provided for pharmaceutical and biotechnology companies. Royalties represents products for which the Company has transferred the manufacturing and marketing rights to corporate partners in exchange for licensing fees and royalty payments on product sales. The classification "all other" primarily includes generic pharmaceutical products.

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales of contract manufacturing to the branded pharmaceuticals segment.

     The following represents selected information for the Company's operating segments for the periods indicated:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000       2001        2002
                                                      --------   --------   ----------
Total revenues:
  Branded pharmaceuticals(1)........................  $529,053   $794,261   $1,032,831
  Royalties.........................................    41,473     46,774       58,375
  Contract manufacturing............................    61,689     79,443      143,373
  All other.........................................     6,962      2,265        1,193
  Eliminations......................................   (18,934)   (50,481)    (107,437)
                                                      --------   --------   ----------
       Consolidated total revenues..................  $620,243   $872,262   $1,128,335
                                                      ========   ========   ==========
Gross profit (loss), excluding depreciation:
  Branded pharmaceuticals...........................  $405,358   $654,331   $  793,361
  Royalties.........................................    34,453     38,474       47,881
  Contract manufacturing............................     6,357     (7,229)      (7,727)
  All other.........................................     2,804        122         (156)
                                                      --------   --------   ----------
       Consolidated gross profit, excluding
          depreciation..............................  $448,972   $685,698   $  833,359
                                                      ========   ========   ==========

---------------

(1) Results for 2002 reflect (a) a $22,113 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2001, (b) a $12,399 charge for corrections of immaterial errors related to underpayments of amounts due under Medicaid and other governmental pricing programs related to 2002 and recorded in the fourth quarter of 2002, and (c) an $11,970 charge arising from changes in accounting estimates related to Medicaid and other governmental pricing programs. For additional information, see Note 2.

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2001         2002
                                                              ----------   ----------
Total assets:
  Branded pharmaceuticals...................................  $2,397,062   $2,597,499
  Royalties.................................................      11,326       18,738
  Contract manufacturing....................................     103,268      143,285
  All other.................................................          98           11
  Eliminations..............................................      (5,143)      (8,873)
                                                              ----------   ----------
       Consolidated total assets............................  $2,506,611   $2,750,660
                                                              ==========   ==========

                           KING PHARMACEUTICALS, INC.

     The following represents revenues by therapeutic area:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      --------------------------------
                                                        2000       2001        2002
                                                      --------   --------   ----------
Total revenues:
  Cardiovascular (including royalties)..............  $212,730   $355,275   $  541,427
  Anti-infective....................................   117,460    140,661      116,133
  Critical care.....................................    68,412     84,136      104,885
  Endocrinology/women's health......................   146,275    231,358      296,107
  Other.............................................    75,366     60,832       69,783
                                                      --------   --------   ----------
       Consolidated total revenues..................  $620,243   $872,262   $1,128,335
                                                      ========   ========   ==========

     Capital expenditures of $25,149, $40,167, and $73,587 for the years ended December 31, 2000, 2001 and 2002, respectively, are substantially utilized for contract manufacturing and branded pharmaceutical products purposes.

18.  RELATED PARTY TRANSACTIONS

     The Benevolent Fund is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The Benevolent Fund obtains pharmaceutical products either as gifts-in-kind from manufacturers or by purchase from third-party distributors or wholesalers. The Benevolent Fund donates the pharmaceutical products purchased or received as gifts-in-kind to medical missions in the United States and in foreign countries to advance its humanitarian aid efforts. The Benevolent Fund was founded in 1994 by John M. Gregory, who also founded King and was its Chairman of the Board until June 28, 2002 and its Chief Executive Officer until January 1, 2002. John M. Gregory owned more than 5% of the Company's common stock until May 6, 2002. John M. Gregory, who serves as President of the Board of Directors of the Benevolent Fund, is the brother of Jefferson J. Gregory, who became the Company's Chief Executive Officer on January 1, 2002 and the Company's Chairman of the Board on June 28, 2002, and James E. Gregory, one of the Company's current directors. In addition, Mary Ann Blessing, a sister of Jefferson J. Gregory and James E. Gregory, served as the Chief Operating Officer of the Benevolent Fund until approximately January 2001 and presently serves as a director and Treasurer of the Board of the Directors of the Benevolent Fund. Carol Shrader, mother of Brian Shrader, Chief Financial Officer of the Company until September 2000, is presently a director of the Benevolent Fund.

     Jefferson J. Gregory and James E. Gregory were members of the Board of Directors of the Benevolent Fund in 1999, 2000, 2001 and 2002, but no longer hold those positions. In addition, Joseph R. Gregory, who was Vice Chairman of the Company's Board of Directors and President of the Company's wholly-owned subsidiary Monarch Pharmaceuticals, Inc. until February 2003, served as a director of the Benevolent Fund in 1999, 2000, 2001 and 2002, but no longer holds that position. Joseph R. Gregory is the brother of Jefferson J. Gregory, James E. Gregory, John M. Gregory and Mary Ann Blessing. Herschel Blessing, Executive Vice-President of King until July 1, 2002, is the husband of Mary Ann Blessing and a director of the Benevolent Fund.

     The Company occasionally donates its products to the Benevolent Fund. The Company donated inventory with a carrying value of $1.8 million in 1999, $3.3 million in 2000, $4.1 million in 2001 and $22.6 million in 2002. In addition to receiving donations of products directly from pharmaceutical manufacturers, the Benevolent Fund also purchases pharmaceutical products, including those manufactured by King, from third-party distributors or wholesalers. The Company is aware of three occasions on which the Benevolent Fund purchased its products from third-party distributors or wholesalers.

     On November 22, 1999, the Company sold $2,775,000 of Fluogen(R) vials to a third-party distributor, which in turn resold those vials to the Benevolent Fund. The Benevolent Fund donated the vials to Global

                           KING PHARMACEUTICALS, INC.

Resource Services for use in North Korea. On December 27, 1999, the Company sold $825,075 (net of a 5% prompt pay discount) of Fluogen(R) syringes to the same third-party distributor, which in turn resold those syringes to the Benevolent Fund in January 2000. The Benevolent Fund donated the syringes to the Feed the Children(R) organization on January 28, 2000 for use in Venezuela. On December 26, 2002, the Company sold $4,587,571 (net of a 2% prompt pay discount) of Cortisporin(R), Silvadene(R) and Tigan(R) to a third-party wholesaler, which in turn resold those products to the Benevolent Fund in January 2003. For a description of the Company's accounting for this transaction, please see Note 2.

     In February 2000, the Company paid $2,823 to Richard C. Williams, a former director of the Company, for services performed in connection with the successful completion of the Medco merger. Prior to the merger, Mr. Williams was Chairman of the Board of Medco. In addition, Mr. Williams received fees for consulting services of $180 in 2000.

     During 2001, the Company donated $103 to King College. Gregory D. Jordan, a director of the Company, is the president of King College.

     During 2002, the Company paid $73 to James E. Gregory, a director of the Company, for consulting services. Of that amount, $23 was for personal use of the corporate aircraft.

     During the years ended December 2000, 2001 and 2002, the Company paid $49, $5 and $171, to the Wake Forest University School of Medicine, respectively, for research and development activities. R. Charles Moyer, a director of the Company, is the Dean of the Babcock Graduate School of Management at Wake Forest University.

19.  STOCKHOLDERS' EQUITY

  Preferred Shares

     The Company is authorized to issue 15 million shares of "blank-check" preferred stock, the terms and conditions of which will be determined by the Board of Directors. As of December 31, 2001 and 2002, there were no shares issued or outstanding.

  2001 Offerings

     On November 7, 2001 and November 20, 2001, the Company completed the sale of 16,000,000 and 1,992,000, respectively, of newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million.

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

  Stock Repurchase Program

     On May 13, 2002, the Company's Board of Directors authorized a plan to repurchase up to 7.5 million shares of the Company's common stock. Under the plan, the Company may repurchase shares of its common stock in the open-market from time to time, depending on market conditions, share price and other factors. During the year ended December 31, 2002, the Company repurchased 7.5 million shares for $166,274.

                           KING PHARMACEUTICALS, INC.

  Stock Option Plans

     The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and either vest immediately or ratably over a period of up to ten years from the grant date. At December 31, 2002, options for 8,365,624 shares of common stock are available for future grant. A total of 4,908,317 options to purchase common stock are outstanding under these plans at December 31, 2002, of which 4,211,652 are currently exercisable.

     Certain of the incentive stock plans allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender, for either six months or one year depending on how the shares were acquired, prior to the date of tender.

     A summary of the status of the Company's plans as of December 31, 2002 and changes during the years ended December 31, 2000, 2001 and 2002 are presented in the table below:

                                                            2000          2001          2002
                                                         -----------   -----------   ----------
Outstanding options, January 1.........................    9,878,993     5,882,509    4,648,646
  Exercised............................................   (5,172,844)   (1,972,628)    (436,160)
  Granted..............................................    1,741,564       915,712      895,750
  Cancelled............................................     (565,204)     (176,947)    (199,919)
                                                         -----------   -----------   ----------
Outstanding options, December 31.......................    5,882,509     4,648,646    4,908,317
                                                         ===========   ===========   ==========
Weighted average price of options outstanding, January
  1....................................................  $      7.91   $     15.45   $    20.83
                                                         ===========   ===========   ==========
Weighted average price of options exercised............  $      7.64   $     13.46   $     9.95
                                                         ===========   ===========   ==========
Weighted average price of options granted..............  $     29.22   $     38.39   $    19.69
                                                         ===========   ===========   ==========
Weighted average price of options cancelled............  $     11.20   $     15.67   $    28.52
                                                         ===========   ===========   ==========
Weighted average price of options outstanding, December
  31...................................................  $     15.45   $     20.83   $    21.27
                                                         ===========   ===========   ==========

     Options outstanding at December 31, 2002 have exercise prices between $3.16 and $44.26, with a weighted average exercise price of $21.27 and a remaining contractual life of approximately 6.58 years.

                                                                  WEIGHTED      WEIGHTED
                                                                   AVERAGE       AVERAGE
                                                                  EXERCISE      REMAINING
RANGE OF EXERCISE                                                 PRICE PER    CONTRACTUAL
PRICES PER SHARE                                       SHARES       SHARE     LIFE IN YEARS
-----------------                                     ---------   ---------   -------------
Outstanding:
  $3.16-$14.85......................................  1,588,922    $ 7.43         3.20
  $15.80-29.81......................................  1,755,335     20.86         8.02
  $30.26-$44.26.....................................  1,564,060     35.80         8.40
                                                      ---------    ------
  $3.16-$44.26......................................  4,908,317    $21.27

                                                                              WEIGHTED
RANGE OF EXERCISE                                                         AVERAGE EXERCISE
PRICES PER SHARE                                               SHARES     PRICE PER SHARE
-----------------                                             ---------   ----------------
Exercisable:
  $3.16-$14.85..............................................  1,267,692        $ 7.37
  $15.80-29.81..............................................  1,400,313         21.01
  $30.26-$44.26.............................................  1,543,647         35.79
                                                              ---------        ------
  $3.16-$44.26..............................................  4,211,652        $22.32

                           KING PHARMACEUTICALS, INC.

     During 2000, 2001 and 2002, the Company granted 79,998, 53,332 and 50,000 options, respectively, of common stock to its directors under the 1998 Stock Option Plan at an exercise price equal to market value at the date of grant. The options vested immediately upon grant. Options totaling 234,965 issued under the 1998 Stock Option Plan were vested and outstanding at December 31, 2002. Options under the 1998 Stock Option Plan expire 10 years from the date of grant. These options are included in amounts reflected in the above tables.

20.  INCOME PER COMMON SHARE

     The basic and diluted income before extraordinary item(s) per common share was determined based on the following share data:

                                                   2000          2001          2002
                                                -----------   -----------   -----------
Basic income per common share:
  Weighted average common shares..............  217,766,201   231,542,983   244,375,770
                                                ===========   ===========   ===========
Diluted income per common share:
  Weighted average common shares..............  217,766,201   231,542,983   244,375,770
  Effect of dilutive stock options............    4,590,389     2,363,376     1,322,898
                                                -----------   -----------   -----------
  Weighted average common shares..............  222,356,590   233,906,359   245,698,668
                                                ===========   ===========   ===========

     The weighted average stock options that were anti-dilutive at December 31, 2000, 2001 and 2002 were 221,316, 220,431 and 1,669,922 shares, respectively.
The convertible debentures could also be converted into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture (Note 12). Because such contingencies were not fulfilled, the convertible debentures were not considered in the calculation of diluted income per common share.

21.  RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

     In the first quarter of 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations to be accounted for under the purchase method of accounting. SFAS No. 141 was effective for all business combinations initiated after June 30, 2001. SFAS No. 142 modifies the accounting and reporting for acquired intangible assets at the time of acquisition and in subsequent periods. Intangible assets which have finite lives must be amortized over their estimated useful life. Intangible assets with indefinite lives will not be amortized, but evaluated annually for impairment.

     SFAS No. 142 also required an additional impairment test for existing goodwill ($12,742) and for indefinite-lived intangible assets ($19,192) to determine whether any write-down was required as of the beginning of 2002. Upon completion of such testing, management determined that no write-down to the carrying value of these assets was required.

                           KING PHARMACEUTICALS, INC.

     The following table reflects consolidated results adjusted as though the adoption of SFAS No. 142 occurred as of January 1, 2000:

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            2000       2001        2002
                                                          --------   ---------   ---------
Net income:
  As reported:..........................................  $64,509    $217,936    $182,520
     Goodwill amortization..............................      407         408          --
     Indefinite-life intangibles amortization...........      593         595          --
                                                          -------    --------    --------
          As adjusted...................................  $65,509    $218,939    $182,520
                                                          =======    ========    ========
Basic income per common share:
  As reported:..........................................  $  0.30    $   0.94    $   0.75
     Goodwill amortization..............................       --          --          --
     Indefinite-life intangibles amortization...........       --        0.01          --
                                                          -------    --------    --------
          As adjusted...................................  $  0.30    $   0.95    $   0.75
                                                          =======    ========    ========
Diluted income per common share:
  As reported:..........................................  $  0.29    $   0.93    $   0.74
     Goodwill amortization..............................       --          --          --
     Indefinite-life intangibles amortization...........       --        0.01          --
                                                          -------    --------    --------
          As adjusted...................................  $  0.29    $   0.94    $   0.74
                                                          =======    ========    ========

     In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted these standards effective January 1, 2002. The implementation of these standards did not have any effect on the Company's financial statements.

     In January 2003, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No.
123. The disclosure provisions of SFAS No. 148 were adopted by the Company for the fiscal year ending December 31, 2002 and did not have any impact on the Company's financial statement.

22.  MERGERS AND RESTRUCTURING

 Merger with Medco

     On February 25, 2000, the Company completed a merger with Medco Research, Inc. ("Medco") by exchanging 7,221,000 (14,440,972 post-splits) shares of its common stock for all of the common stock of Medco. Each share of Medco was exchanged for 0.6757 (1.3514 post-splits) of one share of King common stock. In addition, outstanding Medco stock options were converted at the same exchange rate into options to purchase approximately 695,000 (1,389,299 post-splits) shares of King common stock. Subsequent to the merger, Medco was renamed King Pharmaceuticals Research and Development, Inc.

                           KING PHARMACEUTICALS, INC.

     The Medco merger was accounted for as a pooling of interests. In connection with this transaction, the Company charged to expense $20,789 of merger related costs in the first quarter of 2000. The types of costs incurred and the actual cash payments made are summarized below:

                                                                 ACCRUED                   ACCRUED                   ACCRUED
                                       INCOME                   BALANCE AT                BALANCE AT    ACTIVITY    BALANCE AT
                                     STATEMENT      PAYMENTS   DECEMBER 31,   PAYMENTS   DECEMBER 31,    DURING    DECEMBER 31,
                                   IMPACT IN 2000   IN 2000        2000       IN 2001        2001         2002         2002
                                   --------------   --------   ------------   --------   ------------   --------   ------------
Transaction costs and
  contingencies..................     $14,389       $13,592       $  797        $ --         $797         $797          $--
Employee costs and other.........       6,400         5,961          439         439           --           --          --
                                      -------       -------       ------        ----         ----         ----          --
  Total..........................     $20,789       $19,553       $1,236        $439         $797         $797          $--
                                      =======       =======       ======        ====         ====         ====          ==

  Merger with Jones

     On August 31, 2000, the Company completed a merger with Jones by exchanging 73,770,000 (98,357,541 post-split) shares of its common stock for all of the common stock of Jones. Each share of Jones was exchanged for 1.125 (1.50 post-split) shares of King common stock. In addition, outstanding Jones stock options were converted at the same exchange rate into options to purchase approximately 4,024,000 (5,365,199 post-split) shares of King common stock.

     The Jones merger was accounted for as a pooling of interests. In connection with the merger with Jones, the Company incurred total merger and restructuring related costs of $35,317. The types of costs incurred and the actual cash payments made are summarized below:

                                                              ACCRUED                                ACCRUED
                                      INCOME     ACTIVITY    BALANCE AT    ADDITIONAL   ACTIVITY    BALANCE AT
                                     STATEMENT    DURING    DECEMBER 31,   CHARGE IN     DURING    DECEMBER 31,
                                      IMPACT       2000         2000          2001        2001         2001
                                     ---------   --------   ------------   ----------   --------   ------------
Transaction costs..................   $21,484    $20,864       $  620        $   --      $  620         $--
Employee costs.....................    10,096      6,389        3,707         4,079       7,786         --
Contract terminations..............     3,661      3,661           --            --          --         --
Other..............................         2          2           --            --          --         --
                                      -------    -------       ------        ------      ------         --
  Total............................   $35,243    $30,916       $4,327        $4,079      $8,406         $--
                                      =======    =======       ======        ======      ======         ==

     All activity was paid in cash except for $4.7 million in 2000 and $3.9 million in 2001 for non-cash compensation and a $3.2 million asset write-down for a negotiated contract termination in 2000.

  Discontinuance of Fluogen(R) Product

     On September 27, 2000, the Company received written notification from the FDA that it must cease manufacturing and distributing Fluogen(R), an influenza vaccine, until the Company demonstrated compliance with related FDA regulations. In addition, the notification recommended that the Company properly dispose of Fluogen(R) inventory on hand. As a result of this notification, the Company decided to permanently discontinue Fluogen(R) production and distribution. This restructuring plan resulted in the elimination of approximately 160 employees, of which approximately 110 were hourly and 50 were salaried. As a result of the Company's decision to discontinue Fluogen(R), the Company recorded extraordinary losses on disposed and impaired assets of $15.0 million, before tax benefit of $5.6 million, and a nonrecurring

                           KING PHARMACEUTICALS, INC.

charge of $37.3 million for the year ended December 31, 2000. A summary of the types of costs accrued and incurred are summarized below:

                                                                  ACCRUED                           ACCRUED
                               INCOME                            BALANCE AT                        BALANCE AT
                              STATEMENT   PAYMENTS              DECEMBER 31,   PAYMENTS           DECEMBER 31,
                               IMPACT     IN 2000    OTHER(1)       2000       IN 2001    OTHER       2001       OTHER
                              ---------   --------   --------   ------------   --------   -----   ------------   -----
NONRECURRING CHARGES
  Fluogen(R) inventory
    write-off...............   $28,722     $   --    $28,722       $   --       $   --    $ --       $   --       $--
  Employee costs............     6,505      1,235         --        5,270        4,412     858           --        --
  Contractual commitments
    and cleanup
    activities..............     2,106        810         --        1,296          288      --        1,008        84
EXTRAORDINARY CHARGES
  Goodwill impairment.......     5,055         --      5,055           --           --      --           --        --
  Asset impairment..........     9,910         --      9,910           --           --      --           --        --
                               -------     ------    -------       ------       ------    ----       ------       ---
        Total...............   $52,298     $2,045    $43,687       $6,566       $4,700    $858       $1,008       $84
                               =======     ======    =======       ======       ======    ====       ======       ===

                                ACCRUED
                               BALANCE AT
                              DECEMBER 31,
                                  2002
                              ------------
NONRECURRING CHARGES
  Fluogen(R) inventory
    write-off...............      $ --
  Employee costs............        --
  Contractual commitments
    and cleanup
    activities..............       924
EXTRAORDINARY CHARGES
  Goodwill impairment.......        --
  Asset impairment..........        --
                                  ----
        Total...............      $924
                                  ====

---------------

(1) Includes non-cash asset write-downs.

  Discontinuance of Pallacor(TM) Research and Development Efforts

     In September 2000, management decided to discontinue the research and development efforts relating to Pallacor(TM) due to the Company's inability to out-license rights to the product and management's assessment of the significance of projected research and development costs relative to the likelihood of the project's success, resulting in a nonrecurring research and development charge of $6.1 million. At December 31, 2001 and 2002, the Company estimated that there were no remaining contractual commitments associated with Pallacor(TM).

  Restructuring and Executive Retirements

     During 2002, the Company consolidated the international division into the Company's operations in Bristol, Tennessee decided to sell the veterinary business, and decided to terminate production at one of its facilities. Two executives retired and were paid $4,325. These activities will eliminate approximately 35 employees, of which approximately 16 were hourly and 19 were salaried. As a result of the activities described above, the Company incurred a charge of $5,911 for the year ended December 31, 2002. At December 31, 2002, the Company has $2,216 accrued relating to these activities. At December 31, 2002, 24 employees had not been severed and are expected to be severed by the second quarter of 2003.

                           KING PHARMACEUTICALS, INC.

23.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following table sets forth summary financial information for the years ended December 31, 2001 and 2002:

2001 BY QUARTER                                  FIRST      SECOND     THIRD      FOURTH
---------------                                 --------   --------   --------   --------
Total revenues................................  $181,317   $206,509   $230,089   $254,347
Gross profit..................................   143,901    162,165    180,682    198,950
Operating income..............................    73,252     85,805     95,676    111,533
Income before extraordinary item and
  cumulative effect of change in accounting
  principle...................................    44,719     56,848     61,471     69,826
Net income....................................    44,174     56,848     61,471     55,443
Basic income per common share(1):
  Income before extraordinary item and
     cumulative effect of change in accounting
     principle................................  $   0.19   $   0.25   $   0.27   $   0.29
  Net income..................................      0.19       0.25       0.27       0.23
Diluted income per common share(1):
  Income before extraordinary item and
     cumulative effect of change in accounting
     principle................................      0.19       0.25       0.27       0.29
  Net income..................................      0.19       0.25       0.27       0.23

2002 BY QUARTER                                  FIRST      SECOND     THIRD      FOURTH
---------------                                 --------   --------   --------   --------
Total revenues................................  $258,065   $282,533   $315,705   $272,032
Gross profit..................................   209,957    227,305    252,143    143,954
Operating income..............................   112,261    117,424    129,967    (65,451)
Net income....................................    71,320     58,398     84,245    (31,442)
Basic income per common share(1):
  Net income..................................  $   0.29   $   0.24   $   0.35   $  (0.13)
Diluted income per common share(1):
  Net income..................................      0.29       0.24       0.35      (0.13)

---------------

(1) Quarterly amounts do not total to annual amounts due to the effect of rounding on a quarterly basis.

     The information shown above for the fourth quarter of 2002 reflects significant charges consisting of (1) a $46.5 million adjustment to the Company's accrual for estimated amounts due under Medicaid and other governmental pricing programs, (2) a $66.8 million charge to write down the Lorabid(R) intangible assets to their fair value, and (3) a $49.9 million charge related to the liability associated with the amount of the Lorabid(R) inventory purchase commitments in excess of expected demand. Included in the $46.5 million adjustment in (1) above are amounts representing corrections of immaterial errors. The impact of these immaterial errors in each of the seven quarters prior to the fourth quarter of 2002 (beginning with the first quarter of 2001) on revenues is $967, $2,493, $1,756, $2,083, $5,495, $2,831, and $2,070,
respectively, and on diluted income per common share is zero, $0.01, $0.01, $0.01, $0.02, $0.01, and $0.01, respectively.

24.  SUBSEQUENT EVENTS

     (a) Meridian Acquisition

     On January 8, 2003, the Company completed its previously announced acquisition of Meridian Medical Technologies, Inc. ("Meridian"). The Company paid a cash price of $44.50 per common share to Meridian shareholders, totaling approximately $246,800. A portion of the purchase price, estimated at $18,000 will be charged to expense as in-process research and development upon closing. Meridian is the leading manufacturer of auto-injectors for the self-administration of injectable drugs and had revenues of

                           KING PHARMACEUTICALS, INC.

$82,407 for the fiscal year ended July 31, 2002. The Company financed the acquisition using available cash on hand.

     (b) Elan Transaction

     On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including rights to potential new formulations, of Sonata(R) and Skelaxin(R), together with Elan's United States primary care field sales force. The Company believes the acquisition of these branded pharmaceutical products will provide additional growth opportunities in the branded pharmaceutical segment through promotional activities and pipeline opportunities. Product rights subject to the agreement include those related to Sonata(R), a nonbenzodiazepine treatment for insomnia, and Skelaxin(R), a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan's sale of Skelaxin(R) included related NDAs, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin(R). Elan's sale of Sonata(R) included its rights to the product, as well as certain related copyrights. The Company also acquired certain intellectual property, regulatory, and other assets relating to Sonata(R) directly from Wyeth. Under the terms of the agreement, the Company secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata(R), other than for use in animals. The total estimated purchase price of $777,000, includes the cost of acquisition and certain contingent and assumed liabilities. Of the total purchase price, $602,000 was assigned to identifiable assets, and $175,000 to in process research and development expense. The identifiable assets have been assigned useful lives with a weighted-average range of 16.6 years. The purchase price allocation among the assets acquired and the assignment of lives to the intangible assets are preliminary and subject to further evaluation, as the Company has not yet finalized its valuation of tangible assets acquired. The Company also will pay royalties on the current formulation of Skelaxin(R) from the date of closing and up to $71,000 if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata(R). The Company also has a potential milestone payment of $15,000 if annual net sales of a reformulation version of Sonata(R) exceed $100,000. The Company also potentially will pay an additional $25,000 milestone payment to Elan relating to the ongoing exclusivity of Skelaxin(R) on January 2, 2004. Prior to the closing of this transaction, the Company had received a letter on March 13, 2003 from the Federal Trade Commission ("FTC") stating that the FTC was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan's product Skelaxin(R). The focus of this investigation was Elan's listing in the FDA's Orange Book of at least one patent claiming a method of using metaxalone, and other actions with regard to FDA regulatory processes. As a result of this new information, the Company commenced an investigation and asked Elan to provide additional information. On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel us to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, we reached an agreement with Elan that restructured the terms of the transaction as described above and, as a result, the litigation has since been dismissed.

     (c) Florinef(R) generic

     During January 2003, the Company was notified of the approval by the FDA of a second generic for the Florinef(R) product. The Company had intangible assets related to Florinef(R) with carrying values of $135,043 at December 31, 2002. The Company completed its impairment review, and will record an impairment charge of $110,970 in the first quarter of 2003 reflecting the reduction in the fair value of the Florinef(R) intangible assets as a result of the entrance of a second generic into the market.

                           KING PHARMACEUTICALS, INC.

     (d) Levoxyl(R) generic

     Mylan Pharmaceuticals, Inc., a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) prior to the expiration of U.S. Patent No. 6555581, a utility patent with composition of matter claims, which was issued to the Company on April 29, 2003 and extends through February 15, 2022. The Company received notice of the Paragraph IV certification no earlier than April 30, 2003. The Company intends to vigorously enforce the patent being challenged and has filed suit.

     Additionally, on June 24, 2003, the Company received a notice of Paragraph IV certification related to the '581 patent from KV Pharmaceutical Company. We intend to enforce our rights under the '581 patent to the full extent of the law.

     (e) Skelaxin(R) generic

     Eon Labs, Inc. and CorePharma, LLC have each filed an ANDA with the FDA pertaining to metaxalone, the active ingredient in Skelaxin(R), to which the Company acquired certain rights from Elan on June 12, 2003. The allegations in Eon's and CorePharma's notice relate to a patent covering a method of using metaxalone, which does not expire until December 2021. The Company intends to vigorously enforce its rights under this patent.

25.  GUARANTOR FINANCIAL STATEMENTS

     Each of the Company's subsidiaries (the "Guarantor Subsidiaries") has guaranteed, on a full, unconditional and joint and several basis, the Company's performance under the $345,000, 2 3/4% Convertible Debentures due 2021 and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                     CONDENSED CONSOLIDATING BALANCE SHEETS

                                                             DECEMBER 31, 2001                          DECEMBER 31, 2002
                                           ------------------------------------------------------   -------------------------
                                                         GUARANTOR     ELIMINATING       KING                     GUARANTOR
                                              KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                                           ----------   ------------   -----------   ------------   ----------   ------------
ASSETS
Current assets:
Cash and cash equivalents................  $  882,391    $   (7,789)   $        --    $  874,602    $  594,385    $   (6,160)
Investments..............................      49,880            --             --        49,880       227,263            --
Accounts receivable, net.................      12,735       154,272         (5,143)      161,864        17,352       151,469
Inventories..............................      18,683        92,895             --       111,578        45,761       121,392
Deferred income taxes....................      28,928         2,628             --        31,556        36,328        69,840
Prepaid expenses and other current
 assets..................................       1,898         6,181             --         8,079         7,996         4,910
                                           ----------    ----------    -----------    ----------    ----------    ----------
       Total current assets..............     994,515       248,187         (5,143)    1,237,559       929,085       341,451
Property, plant, and equipment, net......      38,964       125,152             --       164,116        51,587       165,527
Intangible assets, net...................     682,875       354,920             --     1,037,795       892,793       339,520
Investment in subsidiaries...............   1,158,458            --     (1,158,458)           --     1,126,245            --
Other assets.............................      49,577        17,564             --        67,141        25,254        14,277
                                           ----------    ----------    -----------    ----------    ----------    ----------
       Total assets......................  $2,924,389    $  745,823    $(1,163,601)   $2,506,611    $3,024,964    $  860,775
                                           ==========    ==========    ===========    ==========    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.........................  $    4,347    $   23,666    $    (5,143)   $   22,870    $   26,119    $   32,604
Accrued expenses.........................       6,700       112,798             --       119,498        42,542       254,986
Income taxes payable.....................      (4,719)       12,437             --         7,718        18,870         2,377
Current portion of long-term debt........       1,344            13             --         1,357         1,300            --
                                           ----------    ----------    -----------    ----------    ----------    ----------
       Total current liabilities.........       7,672       148,914         (5,143)      151,443        88,831       289,967
Long-term debt...........................     346,397            --             --       346,397       345,093            --
Deferred income taxes....................      34,539         2,482             --        37,021        11,991        21,605
Other liabilities........................      63,466            --             --        63,466        70,074           750
Intercompany (receivable) payable........     564,031      (564,031)            --            --       577,792      (577,792)
                                           ----------    ----------    -----------    ----------    ----------    ----------
       Total liabilities.................   1,016,105      (412,635)        (5,143)      598,327     1,093,781      (265,470)
                                           ----------    ----------    -----------    ----------    ----------    ----------
Shareholders' equity.....................   1,908,284     1,158,458     (1,158,458)    1,908,284     1,931,183     1,126,245
                                           ----------    ----------    -----------    ----------    ----------    ----------
       Total liabilities and
         shareholders' equity............  $2,924,389    $  745,823    $(1,163,601)   $2,506,611    $3,024,964    $  860,775
                                           ==========    ==========    ===========    ==========    ==========    ==========

                                               DECEMBER 31, 2002
                                           --------------------------
                                           ELIMINATING       KING
                                             ENTRIES     CONSOLIDATED
                                           -----------   ------------
ASSETS
Current assets:
Cash and cash equivalents................  $        --    $  588,225
Investments..............................           --       227,263
Accounts receivable, net.................       (8,834)      159,987
Inventories..............................           --       167,153
Deferred income taxes....................           --       106,168
Prepaid expenses and other current
 assets..................................           --        12,906
                                           -----------    ----------
       Total current assets..............       (8,834)    1,261,702
Property, plant, and equipment, net......           --       217,114
Intangible assets, net...................           --     1,232,313
Investment in subsidiaries...............   (1,126,245)           --
Other assets.............................           --        39,531
                                           -----------    ----------
       Total assets......................  $(1,135,079)   $2,750,660
                                           ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable.........................  $    (8,834)   $   49,889
Accrued expenses.........................           --       297,528
Income taxes payable.....................           --        21,247
Current portion of long-term debt........           --         1,300
                                           -----------    ----------
       Total current liabilities.........       (8,834)      369,964
Long-term debt...........................           --       345,093
Deferred income taxes....................           --        33,596
Other liabilities........................           --        70,824
Intercompany (receivable) payable........           --            --
                                           -----------    ----------
       Total liabilities.................       (8,834)      819,477
                                           -----------    ----------
Shareholders' equity.....................   (1,126,245)    1,931,183
                                           -----------    ----------
       Total liabilities and
         shareholders' equity............  $((1,135,079)  $2,750,660
                                           ===========    ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF OPERATIONS

                                                                DECEMBER 31, 2000                       DECEMBER 31, 2001
                                               ---------------------------------------------------   -----------------------
                                                          GUARANTOR     ELIMINATING       KING                   GUARANTOR
                                                KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED     KING     SUBSIDIARIES
                                               -------   ------------   -----------   ------------   --------   ------------
Revenues:
 Net sales...................................  $19,021     $578,682      $ (18,934)     $578,769     $ 27,206    $ 821,469
 Royalty revenue.............................       --       41,474             --        41,474           --       46,774
                                               -------     --------      ---------      --------     --------    ---------
       Total revenues........................   19,021      620,156        (18,934)      620,243       27,206      868,243
                                               -------     --------      ---------      --------     --------    ---------
Operating costs and expenses:
 Costs of revenues...........................   45,685      135,471        (18,934)      162,222       26,425      173,496
 Royalty expense.............................       --        9,049             --         9,049           --        9,830
                                               -------     --------      ---------      --------     --------    ---------
       Total costs of revenues...............   45,685      144,520        (18,934)      171,271       26,425      183,326
                                               -------     --------      ---------      --------     --------    ---------
 Selling, general and administrative.........   17,169      115,699             --       132,868       12,660      228,220
 Depreciation and amortization...............   21,423       20,519             --        41,942       23,381       24,585
 Research and development....................    1,081       23,710             --        24,791        8,199       18,308
 Intangible asset impairment.................       --           --             --            --           --           --
 Merger, restructuring and other nonrecurring
   charges...................................  (19,809)      84,452             --        64,643         (361)       4,440
                                               -------     --------      ---------      --------     --------    ---------
       Total operating costs and expenses....   65,549      388,900        (18,934)      435,515       70,304      458,879
                                               -------     --------      ---------      --------     --------    ---------
Operating income.............................  (46,528)     231,256             --       184,728      (43,098)     409,364
                                               -------     --------      ---------      --------     --------    ---------
Other income (expense):
 Interest income.............................    2,647        9,228             --        11,875        9,472        1,503
 Interest expense............................  (37,457)         483             --       (36,974)     (13,398)         714
 Valuation charge -- convertible notes
   receivable................................       --           --             --            --           --           --
 Other, net..................................    1,967        1,366             --         3,333        8,593       (2,280)
 Equity in earnings of Subsidiaries..........  188,010           --       (188,010)           --      246,856           --
 Intercompany interest (expense).............    6,082       (6,082)            --            --       16,147      (16,147)
                                               -------     --------      ---------      --------     --------    ---------
       Total other income (expense)..........  161,249        4,995       (188,010)      (21,766)     267,670      (16,210)
                                               -------     --------      ---------      --------     --------    ---------
Income before income taxes, extraordinary
 item(s) and cumulative effect of change in
 accounting principle........................  114,721      236,251       (188,010)      162,962      224,572      393,154
Income tax (expense) Benefit.................  (28,091)     (48,241)            --       (76,332)       8,292     (146,298)
                                               -------     --------      ---------      --------     --------    ---------
Income (loss) before Extraordinary item(s)
 and cumulative effect of change in
 accounting principle........................   86,630      188,010       (188,010)       86,630      232,864      246,856
 Extraordinary item(s).......................  (22,121)          --             --       (22,121)     (14,383)          --
                                               -------     --------      ---------      --------     --------    ---------
Income (loss) before cumulative effect of
 change in accounting principle..............   64,509      188,010       (188,010)       64,509      218,481      246,856
Cumulative effect of change in accounting
 principle...................................       --           --             --            --         (545)          --
                                               -------     --------      ---------      --------     --------    ---------
   Net income................................  $64,509     $188,010      $(188,010)     $ 64,509     $217,936    $ 246,856
                                               =======     ========      =========      ========     ========    =========

                                                   DECEMBER 31, 2001                         DECEMBER 31, 2002
                                               --------------------------   ----------------------------------------------------
                                               ELIMINATING       KING                   GUARANTOR     ELIMINATING       KING
                                                 ENTRIES     CONSOLIDATED     KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                               -----------   ------------   --------   ------------   -----------   ------------
Revenues:
 Net sales...................................   $ (23,187)    $ 825,488     $235,154    $1,067,981     $(233,175)    $1,069,960
 Royalty revenue.............................          --        46,774           --        58,375            --         58,375
                                                ---------     ---------     --------    ----------     ---------     ----------
       Total revenues........................     (23,187)      872,262      235,154     1,126,356      (233,175)     1,128,335
                                                ---------     ---------     --------    ----------     ---------     ----------
Operating costs and expenses:
 Costs of revenues...........................     (23,187)      176,734      122,922       394,349      (233,175)       284,096
 Royalty expense.............................          --         9,830           --        10,880            --         10,880
                                                ---------     ---------     --------    ----------     ---------     ----------
       Total costs of revenues...............     (23,187)      186,564      122,922       405,229      (233,175)       294,976
                                                ---------     ---------     --------    ----------     ---------     ----------
 Selling, general and administrative.........          --       240,880       14,166       352,757            --        366,923
 Depreciation and amortization...............          --        47,966       35,658        23,639            --         59,297
 Research and development....................          --        26,507       12,676        27,508            --         40,184
 Intangible asset impairment.................          --            --       66,844            --            --         66,844
 Merger, restructuring and other nonrecurring
   charges...................................          --         4,079           --         5,911            --          5,911
                                                ---------     ---------     --------    ----------     ---------     ----------
       Total operating costs and expenses....     (23,187)      505,996      252,266       815,044      (233,175)       834,135
                                                ---------     ---------     --------    ----------     ---------     ----------
Operating income.............................          --       366,266      (17,112)      311,312            --        294,200
                                                ---------     ---------     --------    ----------     ---------     ----------
Other income (expense):
 Interest income.............................          --        10,975       21,227         1,168            --         22,395
 Interest expense............................          --       (12,684)     (12,400)          (19)           --        (12,419)
 Valuation charge -- convertible notes
   receivable................................          --            --      (35,629)           --            --        (35,629)
 Other, net..................................          --         6,313         (190)         (694)           --           (884)
 Equity in earnings of Subsidiaries..........    (246,856)           --      202,483            --      (202,483)            --
 Intercompany interest (expense).............          --            --        8,916        (8,916)           --             --
                                                ---------     ---------     --------    ----------     ---------     ----------
       Total other income (expense)..........    (246,856)        4,604      184,407        (8,461)     (202,483)       (26,537)
                                                ---------     ---------     --------    ----------     ---------     ----------
Income before income taxes, extraordinary
 item(s) and cumulative effect of change in
 accounting principle........................    (246,856)      370,870      167,295       302,851      (202,483)       267,663
Income tax (expense) Benefit.................          --      (138,006)      15,225      (100,368)           --        (85,143)
                                                ---------     ---------     --------    ----------     ---------     ----------
Income (loss) before Extraordinary item(s)
 and cumulative effect of change in
 accounting principle........................    (246,856)      232,864      182,520       202,483      (202,483)       182,520
 Extraordinary item(s).......................          --       (14,383)          --            --            --             --
                                                ---------     ---------     --------    ----------     ---------     ----------
Income (loss) before cumulative effect of
 change in accounting principle..............    (246,856)      218,481      182,520       202,483      (202,483)       182,520
Cumulative effect of change in accounting
 principle...................................          --          (545)          --            --            --             --
                                                ---------     ---------     --------    ----------     ---------     ----------
   Net income................................   $(246,856)    $ 217,936     $182,520    $  202,483     $(202,483)    $  182,520
                                                =========     =========     ========    ==========     =========     ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS

                                                                                DECEMBER 31, 2000
                                                              ------------------------------------------------------
                                                                                                            KING
                                                                KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  64,509    $ 188,010      $(188,010)     $  64,509
Equity in earnings of subsidiaries..........................   (188,010)          --        188,010             --
Adjustments to reconcile net income to net cash provided by
 Operating activities:
 Depreciation and amortization..............................     21,420       20,522             --         41,942
 Amortization of deferred financing costs...................      1,927           --             --          1,927
 Extraordinary loss-extinguishment of debt..................     13,366           --             --         13,366
 Extraordinary loss-disposed and impaired assets............         --       14,965             --         14,965
 Cumulative effect of change in accounting principle........         --           --             --             --
 Stock compensation charge..................................      2,883        1,872             --          4,755
 Write-down of inventory....................................         --       28,722             --         28,722
 Deferred income taxes......................................     (9,580)         261             --         (9,319)
 Noncash nonrecurring charge................................         --        3,727             --          3,727
 Valuation charge on convertible notes receivable...........         --           --             --             --
 Net unrealized gain on convertible senior notes............         --           --             --             --
 Tax benefits of stock options exercised....................     40,540           --             --         40,540
 Impairment of intangible assets............................         --           --             --             --
 In-process research and development charges................         --           --             --             --
 Other non-cash items, net..................................        181        3,329             --          3,510
 Changes in operating assets and liabilities:
   Accounts receivable......................................       (178)     (31,339)           270        (31,247)
   Inventories..............................................      2,120      (50,934)            --        (48,814)
   Prepaid expenses and other current assets................        912        4,317             --          5,229
   Other assets.............................................        300       (3,763)            --         (3,463)
   Accounts payable.........................................     (2,181)      (1,852)          (270)        (4,303)
   Accrued expenses and other liabilities...................      4,007       11,541             --         15,548
   Deferred revenue.........................................     71,213           --             --         71,213
   Income taxes.............................................    (37,535)       6,101             --        (31,434)
                                                              ---------    ---------      ---------      ---------
Net cash flows (used in) provided by operating activities...    (14,106)     195,479             --        181,373
                                                              ---------    ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of investment securities..........................         --     (142,922)            --       (142,922)
 Proceeds from maturity and sale of investment securities...         --      256,121             --        256,121
 Convertible senior note....................................    (20,000)          --             --        (20,000)
 Loans receivable...........................................       (379)     (15,000)            --        (15,379)
 Purchases of property, plant and equipment.................     (8,894)     (16,255)            --        (25,149)
 Purchases of intangible assets.............................         --     (207,000)            --       (207,000)
 Proceeds from loan receivable..............................         --           --             --             --
 Proceeds from sale of intangible assets....................         --           --             --             --
 Other investing activities.................................        419           93             --            512
                                                              ---------    ---------      ---------      ---------
Net cash used in investing activities.......................    (28,854)    (124,963)            --       (153,817)
                                                              ---------    ---------      ---------      ---------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................    159,000           --             --        159,000
 Payments on revolving credit facility......................   (204,000)          --             --       (204,000)
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................    384,488        3,280             --        387,768
 Payments of cash dividends-Jones...........................         --       (2,619)            --         (2,619)
 Stock repurchases..........................................         --           --             --             --
 Payment of senior subordinated debt........................    (53,618)          --             --        (53,618)
 Proceeds from seller note..................................     25,000           --             --         25,000
 Payment of seller note.....................................    (25,000)          --             --        (25,000)
 Proceeds from bridge loan facility.........................     25,000           --             --         25,000
 Payments on bridge loan facility...........................    (25,000)          --             --        (25,000)
 Payments on other long-term debt...........................   (368,682)         (25)            --       (368,707)
 Proceeds from convertible debentures.......................         --           --             --             --
 Debt issuance costs........................................       (708)          --             --           (708)
 Other......................................................         --           --             --             --
 Intercompany...............................................    197,113     (197,113)            --             --
                                                              ---------    ---------      ---------      ---------
Net cash provided by (used in) financing activities.........    113,593     (196,477)            --        (82,884)
                                                              ---------    ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents............     70,633     (125,961)            --        (55,328)
Cash and cash equivalents, beginning of period..............     11,683      120,040             --        131,723
                                                              ---------    ---------      ---------      ---------
Cash and cash equivalents, end of period....................  $  82,316    $  (5,921)     $      --      $  76,395
                                                              =========    =========      =========      =========

                                                                                 DECEMBER 31, 2001
                                                              -------------------------------------------------------
                                                                                                             KING
                                                                 KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ----------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $  217,936    $ 246,856      $(246,856)     $ 217,936
Equity in earnings of subsidiaries..........................    (246,856)          --        246,856             --
Adjustments to reconcile net income to net cash provided by
 Operating activities:
 Depreciation and amortization..............................      23,383       24,583             --         47,966
 Amortization of deferred financing costs...................       1,040           --             --          1,040
 Extraordinary loss-extinguishment of debt..................      22,902           --             --         22,902
 Extraordinary loss-disposed and impaired assets............          --           --             --             --
 Cumulative effect of change in accounting principle........         870           --             --            870
 Stock compensation charge..................................       3,229           --             --          3,229
 Write-down of inventory....................................          --           --             --             --
 Deferred income taxes......................................      14,957          252             --         15,209
 Noncash nonrecurring charge................................          --           --             --             --
 Valuation charge on convertible notes receivable...........          --           --             --             --
 Net unrealized gain on convertible senior notes............      (8,546)          --             --         (8,546)
 Tax benefits of stock options exercised....................      12,430           --             --         12,430
 Impairment of intangible assets............................          --           --             --             --
 In-process research and development charges................          --           --             --             --
 Other non-cash items, net..................................         (15)       2,963             --          2,948
 Changes in operating assets and liabilities:
   Accounts receivable......................................      (5,829)     (42,069)         3,784        (44,114)
   Inventories..............................................     (14,827)     (31,662)            --        (46,489)
   Prepaid expenses and other current assets................      17,010      (17,494)            --           (484)
   Other assets.............................................        (993)       4,129             --          3,136
   Accounts payable.........................................       1,902       (7,840)        (3,784)        (9,722)
   Accrued expenses and other liabilities...................      (4,667)      46,186             --         41,519
   Deferred revenue.........................................      (9,247)          --             --         (9,247)
   Income taxes.............................................      16,540       12,437             --         28,977
                                                              ----------    ---------      ---------      ---------
Net cash flows (used in) provided by operating activities...      41,219      238,341             --        279,560
                                                              ----------    ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of investment securities..........................     (49,880)          --             --        (49,880)
 Proceeds from maturity and sale of investment securities...          --           --             --             --
 Convertible senior note....................................     (10,000)          --             --        (10,000)
 Loans receivable...........................................          --      (15,000)            --        (15,000)
 Purchases of property, plant and equipment.................     (12,064)     (28,103)            --        (40,167)
 Purchases of intangible assets.............................    (286,500)          --             --       (286,500)
 Proceeds from loan receivable..............................          --       14,086             --         14,086
 Proceeds from sale of intangible assets....................       3,332           --             --          3,332
 Other investing activities.................................          --        1,446             --          1,446
                                                              ----------    ---------      ---------      ---------
Net cash used in investing activities.......................    (355,112)     (27,571)            --       (382,683)
                                                              ----------    ---------      ---------      ---------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................      75,000           --             --         75,000
 Payments on revolving credit facility......................     (75,000)          --             --        (75,000)
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................     684,435           --             --        684,435
 Payments of cash dividends-Jones...........................          --           --             --             --
 Stock repurchases..........................................          --           --             --             --
 Payment of senior subordinated debt........................    (115,098)          --             --       (115,098)
 Proceeds from seller note..................................          --           --             --             --
 Payment of seller note.....................................          --           --             --             --
 Proceeds from bridge loan facility.........................          --           --             --             --
 Payments on bridge loan facility...........................          --           --             --             --
 Payments on other long-term debt...........................      (1,460)         (29)            --         (1,489)
 Proceeds from convertible debentures.......................     345,000           --             --        345,000
 Debt issuance costs........................................     (11,100)          --             --        (11,100)
 Other......................................................        (418)          --             --           (418)
 Intercompany...............................................     212,609     (212,609)            --             --
                                                              ----------    ---------      ---------      ---------
Net cash provided by (used in) financing activities.........   1,113,968     (212,638)            --        901,330
                                                              ----------    ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents............     800,075       (1,868)            --        798,207
Cash and cash equivalents, beginning of period..............      82,316       (5,921)            --         76,395
                                                              ----------    ---------      ---------      ---------
Cash and cash equivalents, end of period....................  $  882,391    $  (7,789)     $      --      $ 874,602
                                                              ==========    =========      =========      =========

                                                                                DECEMBER 31, 2002
                                                              ------------------------------------------------------
                                                                                                            KING
                                                                KING      SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                              ---------   ------------   ------------   ------------
Cash flows from operating activities:
 Net income.................................................  $ 182,520    $ 202,483      $(202,483)     $ 182,520
Equity in earnings of subsidiaries..........................   (202,483)          --        202,483             --
Adjustments to reconcile net income to net cash provided by
 Operating activities:
 Depreciation and amortization..............................     36,333       23,638             --         59,971
 Amortization of deferred financing costs...................      2,898           --             --          2,898
 Extraordinary loss-extinguishment of debt..................         --           --             --             --
 Extraordinary loss-disposed and impaired assets............         --           --             --             --
 Cumulative effect of change in accounting principle........         --           --             --             --
 Stock compensation charge..................................      2,206           --             --          2,206
 Write-down of inventory....................................         --       15,152             --         15,152
 Deferred income taxes......................................    (29,972)     (48,089)            --        (78,061)
 Noncash nonrecurring charge................................         --           --             --             --
 Valuation charge on convertible notes receivable...........     35,443           --             --         35,443
 Net unrealized gain on convertible senior notes............         --           --             --             --
 Tax benefits of stock options exercised....................         --           --             --             --
 Impairment of intangible assets............................     66,844           --             --         66,844
 In-process research and development charges................     12,000           --             --         12,000
 Other non-cash items, net..................................       (873)       5,398             --          4,525
 Changes in operating assets and liabilities:
   Accounts receivable......................................     (4,617)      (2,787)         3,691         (3,713)
   Inventories..............................................    (27,078)     (43,649)            --        (70,727)
   Prepaid expenses and other current assets................     (6,330)       1,240             --         (5,090)
   Other assets.............................................          3       (1,023)            --         (1,020)
   Accounts payable.........................................     21,338       13,671         (3,691)        31,318
   Accrued expenses and other liabilities...................     53,476      143,828             --       197,304]
   Deferred revenue.........................................     (9,090)          --             --         (9,090)
   Income taxes.............................................     23,589      (10,060)            --         13,529
                                                              ---------    ---------      ---------      ---------
Net cash flows (used in) provided by operating activities...    156,207      299,802             --        456,009
                                                              ---------    ---------      ---------      ---------
Cash flows from investing activities:
 Purchase of investment securities..........................   (823,112)          --             --       (823,112)
 Proceeds from maturity and sale of investment securities...    645,798           --             --        645,798
 Convertible senior note....................................    (10,000)          --             --        (10,000)
 Loans receivable...........................................         --           --             --             --
 Purchases of property, plant and equipment.................    (15,214)     (58,373)            --        (73,587)
 Purchases of intangible assets.............................   (322,100)          --             --       (322,100)
 Proceeds from loan receivable..............................         --        4,310             --          4,310
 Proceeds from sale of intangible assets....................         --           --             --             --
 Other investing activities.................................         28        4,360             --          4,388
                                                              ---------    ---------      ---------      ---------
Net cash used in investing activities.......................   (524,600)     (49,703)            --       (574,303)
                                                              ---------    ---------      ---------      ---------
Cash flows from financing activities:
 Proceeds from revolving credit facility....................         --           --             --             --
 Payments on revolving credit facility......................         --           --             --             --
 Proceeds from issuance of common shares and exercise of
   stock options, net.......................................      4,402           --             --          4,402
 Payments of cash dividends-Jones...........................         --           --             --             --
 Stock repurchases..........................................   (166,274)          --             --       (166,274)
 Payment of senior subordinated debt........................         --           --             --             --
 Proceeds from seller note..................................         --           --             --             --
 Payment of seller note.....................................         --           --             --             --
 Proceeds from bridge loan facility.........................         --           --             --             --
 Payments on bridge loan facility...........................         --           --             --             --
 Payments on other long-term debt...........................     (1,348)         (13)            --         (1,361)
 Proceeds from convertible debentures.......................         --           --             --             --
 Debt issuance costs........................................     (4,850)          --             --         (4,850)
 Other......................................................         --           --             --             --
 Intercompany...............................................    248,457     (248,457)            --             --
                                                              ---------    ---------      ---------      ---------
Net cash provided by (used in) financing activities.........     80,387     (248,470)            --       (168,083)
                                                              ---------    ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents............   (288,006)       1,629             --       (286,377)
Cash and cash equivalents, beginning of period..............    882,391       (7,789)            --        874,602
                                                              ---------    ---------      ---------      ---------
Cash and cash equivalents, end of period....................  $ 594,385    $  (6,160)     $      --      $ 588,225
                                                              =========    =========      =========      =========

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

July 28, 2003

     In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                    CAPACITY                   DATE
                      ---------                                    --------                   ----
              /s/ JEFFERSON J. GREGORY                 Chairman and Chief Executive       July 28, 2003
-----------------------------------------------------    Officer
                Jefferson J. Gregory

                /s/ JAMES R. LATTANZI                  Chief Financial Officer            July 28, 2003
-----------------------------------------------------    (principal financial and
                  James R. Lattanzi                      accounting officer)

           /s/ EARNEST W. DEAVENPORT, JR.              Director                           July 28, 2003
-----------------------------------------------------
             Earnest W. Deavenport, Jr.

             /s/ FRANK W. DEFRIECE, JR.                Director                           July 28, 2003
-----------------------------------------------------
               Frank W. Defriece, Jr.

                /s/ JAMES E. GREGORY                   Director                           July 28, 2003
-----------------------------------------------------
                  James E. Gregory

                /s/ GREGORY D. JORDAN                  Director                           July 28, 2003
-----------------------------------------------------
                  Gregory D. Jordan

                /s/ R. CHARLES MOYER                   Director                           July 28, 2003
-----------------------------------------------------
                  R. Charles Moyer

                /s/ PHILIP M. PFEFFER                  Director                           July 28, 2003
-----------------------------------------------------
                  Philip M. Pfeffer

                 /s/ D. GREG ROOKER                    Director                           July 28, 2003
-----------------------------------------------------
                   D. Greg Rooker

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Jefferson J. Gregory, certify that:

1. I have reviewed this annual report on Form 10-K of King Pharmaceuticals, Inc. ("King");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of King as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003                                /s/ JEFFERSON J. GREGORY
                                                   --------------------------------------------
                                                   Jefferson J. Gregory
                                                   Chairman of the Board and Chief Executive
                                                   Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, James R. Lattanzi, certify that:

1. I have reviewed this annual report on Form 10-K of King Pharmaceuticals, Inc. ("King");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of King as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003                                /s/ JAMES R. LATTANZI
                                                   --------------------------------------------
                                                   James R. Lattanzi
                                                   Chief Financial Officer

                           KING PHARMACEUTICALS, INC.
                 SCHEDULE II. VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                COLUMN A                     COLUMN B       COLUMN C ADDITIONS        COLUMN D       COLUMN E
-----------------------------------------  ------------   -----------------------   -------------   ----------
                                                                        CHARGED
                                           BALANCES AT    CHARGED TO   (CREDITED)                   BALANCE AT
                                           BEGINNING OF    COST AND     TO OTHER                      END OF
                                              PERIOD       EXPENSES     ACCOUNTS    DEDUCTIONS(1)     PERIOD
                                           ------------   ----------   ----------   -------------   ----------
Allowance for doubtful accounts, deducted
  from accounts receivable in the balance
  sheet
Year ended December 31, 2002.............     $6,047        $4,700        $890         $4,124         $7,513
Year ended December 31, 2001.............      5,000         2,952          --          1,905          6,047
Year ended December 31, 2000.............      3,407         2,366          --            773          5,000

---------------

(1) Amounts represent write-offs of accounts.