Form 10-Q
period 2003-03-31
KING PHARMACEUTICALS INC
filed 2003-07-29
CIK 1047699

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

           FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]     No [ ]

     Number of shares outstanding of Registrant's common stock as of July 24, 2003: 241,036,135

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           KING PHARMACEUTICALS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                  2003          2002
                                                               ----------   ------------
                                         ASSETS


Current Assets:
  Cash and cash equivalents.................................   $  638,905    $  588,225
  Marketable securities.....................................           --       227,263
  Accounts receivable, net of allowance for doubtful
     accounts of $8,514 and $7,513..........................      201,422       159,987
  Inventories...............................................      209,239       167,153
  Deferred income taxes.....................................      126,499       106,168
  Prepaid expenses and other current assets.................       16,833        12,906
                                                               ----------    ----------
          Total current assets..............................    1,192,898     1,261,702
                                                               ----------    ----------
Property, plant and equipment, net..........................      240,715       217,114
Intangible assets, net......................................    1,241,751     1,219,571
Goodwill....................................................      125,799        12,742
Other assets................................................       44,306        39,531
                                                               ----------    ----------
          Total assets......................................   $2,845,469    $2,750,660
                                                               ==========    ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities:
  Accounts payable..........................................   $   38,750    $   49,889
  Accrued expenses..........................................      330,548       297,528
  Income taxes payable......................................       68,827        21,247
  Current portion of long-term debt.........................        1,250         1,300
                                                               ----------    ----------
          Total current liabilities.........................      439,375       369,964
                                                               ----------    ----------
Long-term debt..............................................      345,093       345,093
Deferred income taxes.......................................       65,075        33,596
Other liabilities...........................................       69,851        70,824
                                                               ----------    ----------
          Total liabilities.................................      919,394       819,477
                                                               ----------    ----------
Commitments and contingencies (Note 8)
Shareholders' equity........................................    1,926,075     1,931,183
                                                               ----------    ----------
          Total liabilities and shareholders' equity........   $2,845,469    $2,750,660
                                                               ==========    ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Revenues:
  Net sales.................................................  $328,419   $246,556
  Royalty revenue...........................................    15,424     11,509
                                                              --------   --------
          Total revenues....................................   343,843    258,065
                                                              --------   --------
Operating costs and expenses:
  Cost of revenues, exclusive of depreciation shown below...    80,040     48,108
                                                              --------   --------
  Selling, general and administrative.......................    50,676     40,614
  Co-promotion fees.........................................    61,700     37,851
                                                              --------   --------
          Total selling, general and administrative
           expenses.........................................   112,376     78,465
                                                              --------   --------
  Depreciation and amortization.............................    20,281     13,588
  Research and development..................................    27,636      5,643
  Intangible asset impairment...............................   110,970         --
                                                              --------   --------
          Total operating costs and expenses................   351,303    145,804
                                                              --------   --------
  Operating (loss) income...................................    (7,460)   112,261
                                                              --------   --------
Other income (expense):
  Interest income...........................................     2,494      4,658
  Interest expense..........................................    (3,034)    (2,750)
  Valuation change -- convertible notes receivable..........     7,967         --
  Other, net................................................       (83)      (783)
                                                              --------   --------
          Total other income................................     7,344      1,125
                                                              --------   --------
(Loss) income before income taxes...........................      (116)   113,386
Income tax expense..........................................    (7,077)   (42,066)
                                                              --------   --------
Net (loss) income...........................................  $ (7,193)  $ 71,320
                                                              ========   ========
(Loss) income per common share:
  Basic:
     Net (loss) income......................................  $  (0.03)  $   0.29
                                                              ========   ========
  Diluted:
     Net (loss) income......................................  $  (0.03)  $   0.29
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

                           KING PHARMACEUTICALS, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         AND OTHER COMPREHENSIVE INCOME
                                  (UNAUDITED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         ACCUMULATED
                                        COMMON STOCK                        OTHER
                                  ------------------------   RETAINED   COMPREHENSIVE
                                    SHARES        AMOUNT     EARNINGS      INCOME         TOTAL
                                  -----------   ----------   --------   -------------   ----------
Balance at December 31, 2001....  247,692,984   $1,361,563   $546,721       $ --        $1,908,284
Net income and total
  comprehensive income..........           --           --     71,320         --            71,320
Exercise of stock options.......      221,986        2,182         --         --             2,182
                                  -----------   ----------   --------       ----        ----------
Balance at March 31, 2002.......  247,914,970   $1,363,745   $618,041       $ --        $1,981,786
                                  ===========   ==========   ========       ====        ==========
Balance at December 31, 2002....  240,624,751   $1,201,897   $729,241       $ 45        $1,931,183
Comprehensive income:
  Net loss......................           --           --     (7,193)        --            (7,193)
  Other comprehensive income....           --           --         --        202               202
                                                                                        ----------
       Total comprehensive
          loss..................                                                            (6,991)
Exercise of stock options.......      266,319        1,883         --         --             1,883
                                  -----------   ----------   --------       ----        ----------
Balance at March 31, 2003.......  240,891,070   $1,203,780   $722,048       $247        $1,926,075
                                  ===========   ==========   ========       ====        ==========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  THREE MONTHS
                                                                      ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Cash flows from operating activities........................  $  77,687   $  84,181
                                                              ---------   ---------
Cash flows from investing activities:
  Purchases of marketable securities........................    (25,903)   (257,754)
  Proceeds from sale of marketable securities...............    253,097          --
  Proceeds from loan receivable.............................      3,711          --
  Purchases of property, plant and equipment................    (12,842)    (10,779)
  Proceeds from sale of property and equipment..............         12       4,309
  Investment in Meridian Medical Technologies, Inc., net of
     cash acquired .........................................   (237,682)         --
  Purchases of product rights...............................     (9,000)         --
                                                              ---------   ---------
          Net cash used in investing activities.............    (28,607)   (264,224)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options, net..............      1,864       2,182
  Payments on other long-term debt and capital lease
     obligations............................................        (50)        (76)
  Debt issuance costs.......................................       (214)        (93)
                                                              ---------   ---------
          Net cash provided by financing activities.........      1,600       2,013
                                                              ---------   ---------
Increase (decrease) in cash and cash equivalents............     50,680    (178,030)
Cash and cash equivalents, beginning of period..............    588,225     874,602
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $ 638,905   $ 696,572
                                                              =========   =========

                            See accompanying notes.

                           KING PHARMACEUTICALS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 2003 AND 2002
                                  (UNAUDITED)
                                 (IN THOUSANDS)

1.  GENERAL

     The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. ("King" or the "Company") have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

     These consolidated financial statements include the accounts of King and its wholly-owned subsidiaries: Monarch Pharmaceuticals, Inc.; Parkedale Pharmaceuticals, Inc. ("Parkedale"); King Pharmaceuticals Research and Development, Inc.; Jones Pharma Incorporated ("Jones"); Meridian Medical Technologies, Inc. ("Meridian"); Monarch Pharmaceuticals Ireland Limited and King Pharmaceuticals of Nevada, Inc. All intercompany transactions and balances have been eliminated in consolidation.

     Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2003.

2.  STOCK COMPENSATION

     The Company has adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock Based Compensation." Accordingly, since options were granted at fair value, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company's net income and diluted income per common share would have decreased to the following pro forma amounts:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Net income:
  As reported...............................................  $(7,193)   $71,320
  Compensation costs for options granted....................      (64)        --
                                                              -------    -------
  Pro forma.................................................  $(7,257)   $71,320
                                                              =======    =======
Diluted income per common share:
Net income:
  As reported...............................................  $ (0.03)   $  0.29
                                                              =======    =======
  Pro forma.................................................  $ (0.03)   $  0.29
                                                              =======    =======

                           KING PHARMACEUTICALS, INC.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the three months ended March 31, 2003:

Expected life of option.....................................   4.00
Risk-free interest rate.....................................   2.72%
Expected volatility.........................................  71.91%
Expected dividend yield.....................................   0.00%

     No options were issued during the quarter ended March 31, 2002.

3.  EARNINGS PER SHARE

     The basic and diluted income per common share was determined using the following share data:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Basic income (loss) per common share:
  Weighted average common shares............................  240,777    247,832
                                                              =======    =======
Diluted income (loss) per common share:
  Weighted average common shares............................  240,777    247,832
  Effect of stock options...................................       --      1,902
                                                              -------    -------
  Weighted average common shares............................  240,777    249,734
                                                              =======    =======

     For the three months ended March 31, 2003, options to purchase 1,406 shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive and would have reduced the loss per share.

4.  INVENTORIES

     Inventories consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2003          2002
                                                              ---------   ------------
Finished goods (including $15,675 and $17,951 of sample
  inventory, respectively)..................................  $126,306      $110,623
Work-in-process.............................................    11,580         7,810
Raw materials...............................................    84,587        56,778
                                                              --------      --------
                                                               222,473       175,211
Inventory valuation allowance...............................   (13,234)       (8,058)
                                                              --------      --------
                                                              $209,239      $167,153
                                                              ========      ========

5.  ACQUISITIONS

     On January 8, 2003, the Company completed its acquisition of Meridian. Meridian is a leading manufacturer of auto-injectors for the self-administration of injectable pharmaceuticals. The Company believes the acquisition of Meridian will provide additional lines of pharmaceutical products, auto-injector technology and pipeline opportunities. The Company paid a cash price of $44.50 per common share to Meridian shareholders, totaling approximately $246,800, and incurred $6,500 of expenses related to the

                           KING PHARMACEUTICALS, INC.

transaction. Of the total purchase price, $140,400 was assigned to identifiable intangible assets, $18,000 to in-process research and development, which was expensed during the first quarter of 2003 and included in research and development expense, and $113,057 to goodwill. None of the goodwill is expected to be deductible for tax purposes. The identifiable intangible assets have been assigned useful lives with a weighted-average range of 32.3 years. The purchase price allocation among the assets acquired and the assignment of lives to the intangible assets are preliminary and subject to further evaluation, as the Company has not yet finalized its valuation of tangible assets acquired. The acquisition will be allocated to the Meridian Medical Technologies segment. The Company financed the acquisition using available cash on hand.

     As mentioned above, $18,000 of the purchase price was allocated to an in-process research and development project, an auto-injector pre-filled with diazepam indicated for, among other things, the treatment of epileptic seizures and management of anxiety disorders. The value of the in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach by independent valuation specialists. The estimated cash flows were projected over a 30-year period utilizing a discount rate of 21%. Pre-tax margins (after an adjustment to reflect the use of auto-injector core technology) were assumed to be -10% in 2003 and increasing to 23% in 10 years. The estimated cost to complete the project was less than $700. The project was submitted to the U.S. Food and Drug Administration ("FDA") as an abbreviated new drug application ("ANDA"), which references an approved new drug application ("NDA") owned by the United States Army for a diazepam-filled auto-injector currently manufactured under contract exclusively by Meridian. The application for the project is under review by the FDA and the Company must satisfactorily respond to chemistry, microbiology, manufacturing and other questions from the FDA, that arise as a result of its normal review and approval process. The Company anticipates FDA approval of the project during 2004. The project was substantially complete as of the valuation date. The success of the project is dependent upon whether the FDA approves the ANDA for our diazepam-filled auto-injector. The Company is not aware of any issues with respect to the FDA's review of the ANDA. Even if the project is not successfully completed, it would not materially adversely affect the Company's results of operations.

     The following is a condensed balance sheet of Meridian as of January 8, 2003 and reflects the preliminary allocation of the purchase price described above:


Current assets..............................................  $ 38,574
Property, plant and equipment...............................    15,791
Goodwill....................................................   113,057
Intangible assets...........................................   140,400
Other assets................................................       662
                                                              --------
          Total assets......................................  $308,484
                                                              ========

Current liabilities.........................................  $ 14,505
Deferred income taxes.......................................    57,612
Other liabilities...........................................     1,275
                                                              --------
          Total liabilities.................................  $ 73,392
                                                              ========

     The following unaudited pro forma summary presents the financial information as if the acquisition of Meridian had occurred on January 1, 2003 for the three months ended March 31, 2003 information and January 1, 2002 for the three months ended March 31, 2002 information. These pro forma results have been

                           KING PHARMACEUTICALS, INC.

prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2002 or January 1, 2003, nor is it indicative of future results.

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2003        2002
                                                              --------    --------
Total revenues..............................................  $346,378    $279,984
                                                              ========    ========
Net income..................................................  $ (8,228)   $ 74,299
                                                              ========    ========
Basic earnings per common share.............................  $  (0.03)   $   0.30
                                                              ========    ========
Diluted earnings per common share...........................  $  (0.03)   $   0.30
                                                              ========    ========

6.  INTANGIBLE ASSETS

     The following table reflects the components of intangible assets as of March 31, 2003:

                                                                GROSS
                                                               CARRYING    ACCUMULATED
                                                                AMOUNT     AMORTIZATION
                                                              ----------   ------------
Trademarks and product rights...............................  $1,225,887     $126,941
Patents.....................................................     169,812       29,875
Goodwill....................................................     129,308        3,509
Other intangibles...........................................      10,346        7,478
                                                              ----------     --------
  Total intangible assets...................................  $1,535,353     $167,803
                                                              ==========     ========

     As discussed above, during the quarter ended March 31, 2003 the Company recorded $113,057 and $140,400 of goodwill and intangible assets, respectively, as a result of the acquisition of Meridian. All of the goodwill will be recorded as part of the Meridian Medical Technologies segment.

     Amortization expense for the three months ended March 31, 2003 and 2002 was $16,025 and $11,091, respectively. Estimated annual amortization expense at March 31, 2003 for each of the five succeeding fiscal years is as follows:

FISCAL YEAR ENDED DECEMBER 31:                                 AMOUNT
------------------------------                                 -------
2003........................................................   $60,849
2004........................................................    61,488
2005........................................................    61,261
2006........................................................    60,059
2007........................................................    59,855

     During January 2003, the Company was notified of the approval by the FDA of a second generic fludrocortisone acetate, USP, a product that will represent additional competition for the Company's Florinef(R) (fludrocortisone acetate, USP) product. The Company has completed its impairment review and has recorded an impairment charge in the amount of $110,970 in the first quarter of 2003 reflecting the reduction in the fair value of the Florinef(R) intangible assets. The Company determined the fair value of its Florinef(R) product based on management's current discounted cash flow projections for the product. Florinef(R) is included in the Company's branded pharmaceutical reporting segment.

     During the fourth quarter of 2002, the Company recorded a charge related to the liability associated with the amount of the purchase commitments in excess of expected demand for the Lorabid(R) product. At March 31, 2003, the excess purchase commitment accrual remains at $49,877.

                           KING PHARMACEUTICALS, INC.

7.  ACCOUNTING DEVELOPMENTS

     In January 2003, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No.
123. The disclosure provisions of SFAS No. 148 were adopted by the Company for the fiscal year ended December 31, 2002 and did not have any impact on the Company's financial statement. See Note 2 for the new required disclosures of stock compensation resulting from SFAS No. 148.

     In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 was effective for exit or disposal activities of the Company initiated after December 31, 2002.

     In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002." SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary impact on the Company of adoptings FAS No. 145 will be that gains and losses incurred upon the extinguishment of debt will no longer qualify for treatment as an extraordinary item in the income statement but will be presented as non-operating gain or loss. Accordingly, for purposes of comparison in the Company's 2003 Form 10-K, the Company will reclassify the loss incurred on the extinguishment of debt during the year ended December 31, 2001 as other expense.

8.  CONTINGENCIES

  FEN/PHEN LITIGATION

     Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in 10 lawsuits that claim damages for personal injury arising from the Company's production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to the Company's production of the anorexigenic drug under contract for GlaxoSmithKline.

     While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to the Company's product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuits and be

                           KING PHARMACEUTICALS, INC.

responsible for damages, if any, that are awarded against it or for amounts in excess of the Company's product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

     In addition, Jones is a defendant in approximately 577 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

  THIMEROSAL/VACCINE RELATED LITIGATION

     King and Parkedale have been named as defendants in California, Illinois and Mississippi, along with Abbott Laboratories, Wyeth, Aventis Pharmaceuticals, and other pharmaceutical companies that have manufactured or sold products containing the mercury-based preservative, thimerosal.

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

     The Company's product liability insurance carrier has been given proper notice of all of these matters, and defense counsel is vigorously defending the Company's interests. The Company is moving to be dismissed from the litigation due, among other things, to lack of product identity in the plaintiffs' complaints. In 2001, the Company was dismissed on this basis in a similar case. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

  SEC INVESTIGATION AND SECURITIES LITIGATION

     On March 10, 2003, the Company received a subpoena duces tecum from the SEC with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999

                           KING PHARMACEUTICALS, INC.

and 2000 and included all documents related to sales of King's products to VitaRx and Prison Health Services during 1999 and 2000, the Company's "best price" lists, all documents related to the pricing of the Company's pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace(R) from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen(R) and Lorabid(R), the King Benevolent Fund, Inc., the Company's calculations related to Medicaid rebates, and the Audit Committee's internal review of issues raised by the SEC investigation. The Company has cooperated, and will continue to cooperate, in providing information to the SEC.

     In connection with the Company's determination that it has underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, the Company has contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. The Company expects to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. The Company currently expects to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of the Company could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. The Company cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

     Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints have been filed by holders of the Company's securities against the Company, its directors, former directors, executive officers and former executive officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. Plaintiffs allege that the Company, through some of its executive officers, former executive officers, directors and former directors, made false or misleading statements concerning the Company's business, financial condition and results of operations during periods beginning March 31, 1999 and continuing until March 11, 2003. Additionally, seven purported shareholder derivative complaints have been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of the Company's officers and directors. The allegations in these lawsuits are similar to those in the class action litigation described above. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

     If any governmental sanctions are imposed, or if the Company were not to prevail in the securities litigation, neither of which can be predicted or reasonably estimated at this time, the Company's business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management's attention and resources and an increase in professional fees.

  OTHER LEGAL PROCEEDINGS

     The Parkedale facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the "Consent Decree"). The Company acquired the Parkedale facility in February 1998. The Parkedale facility is currently manufacturing pharmaceutical products subject to the Consent Decree that prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are

                           KING PHARMACEUTICALS, INC.

produced in accordance with an approved ANDA or NDA. The Company intends, when appropriate, to petition for relief from the Consent Decree.

     Cobalt Pharmaceuticals, Inc. has filed an ANDA with the FDA pertaining to ramipril, the active ingredient in Altace(R), which the Company co-promotes together with Wyeth. The allegations in Cobalt's notice relate to a composition of matter patent for ramipril which does not expire until October 2008. A separate patent, expiring in January 2005, also covers ramipril, but Cobalt is not seeking FDA approval until after the expiration of this second patent in January 2005. The Company intends to vigorously enforce and defend this patent.

     The Company is involved in various routine legal proceedings incident to the ordinary course of its business.

  GOVERNMENT AGENCY PRICING

     The Company and other pharmaceutical manufacturers are required to provide statutorily defined rebates to various state and federal government agencies in order to participate in Medicaid, the veterans health care program and other government-funded programs. Several government agencies have placed restrictions on physician prescription levels and patient reimbursements, emphasized greater use of generic drugs and enacted across-the-board price cuts as methods to control costs. The Company is unable to predict the final form and timing of any future governmental or other health care initiatives, and therefore, their effect on operations and cash flows cannot be reasonably estimated. Similarly, the effect on operations and cash flows of decisions of government entities, managed care groups, and other groups concerning formularies and pharmaceutical reimbursement policies cannot be reasonably estimated.

9.  SEGMENT REPORTING

     The Company's business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, contract manufacturing, royalties, and all other. Branded pharmaceuticals include a variety of branded prescription products over five therapeutic areas, including cardiovascular, endocrinology/women's health, anti-infective, critical care and other. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian Medical Technologies represents the design, development, manufacture and sale of medical products and related services. The Meridian Medical Technologies segment is a new segment in the first quarter of 2003 as a result of the acquisition of Meridian on January 8, 2003. Meridian sells its auto-injector products to both commercial and government markets. The principal source of revenues in the commercial market comes from its Epipen(R) family of auto-injectors, which are prescribed primarily for severe allergic reactions. Government revenues are principally generated from nerve agent antidotes and other emergency medicine auto-injector products and services marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing represents contract manufacturing services provided for the government, as well as pharmaceutical and biotechnology companies. Royalties represent products for which the Company has transferred the manufacturing or marketing rights to corporate partners in exchange for licensing fees or royalty payments on product sales. The classification "all other" primarily includes Meridian's cardiopulmonary business unit.

     The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceutical segment.

                           KING PHARMACEUTICALS, INC.

     The following represents selected information for the Company's reportable segments for the periods indicated:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Total revenues:
  Branded pharmaceuticals...................................  $296,385   $237,050
  Meridian Medical Technologies.............................    25,640         --
  Royalties.................................................    15,424     11,509
  Contract manufacturing....................................    92,262     37,314
  All other.................................................        --         --
  Eliminations..............................................   (85,868)   (27,808)
                                                              --------   --------
          Consolidated total net revenues...................  $343,843   $258,065
                                                              ========   ========
Gross profit:
  Branded pharmaceuticals...................................  $247,698   $199,261
  Meridian Medical Technologies.............................     7,948         --
  Royalties.................................................    12,416      9,581
  Contract manufacturing....................................    (4,259)     1,115
  All other.................................................        --         --
                                                              --------   --------
          Consolidated gross profit, excluding
            depreciation....................................  $263,803   $209,957
                                                              ========   ========

                                                                AS OF         AS OF
                                                              MARCH 31,    DECEMBER 31,
                                                                 2003          2002
                                                              ----------   ------------
Total assets:
  Branded pharmaceuticals...................................  $2,391,254    $2,597,499
  Meridian Medical Technologies.............................     305,329            --
  Royalties.................................................      16,303        18,738
  Contract manufacturing....................................     142,250       143,285
  All other.................................................          25            11
  Eliminations..............................................      (9,692)       (8,873)
                                                              ----------    ----------
          Consolidated total assets.........................  $2,845,469    $2,750,660
                                                              ==========    ==========

                           KING PHARMACEUTICALS, INC.

     The following represents branded pharmaceutical revenues by therapeutic area:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2003       2002
                                                              --------   --------
Total revenues:
  Cardiovascular............................................  $156,817   $106,723
  Anti-infective............................................    31,678     37,703
  Critical care.............................................    35,363     24,660
  Endocrinology/women's health..............................    53,927     61,080
  Respiratory...............................................    11,633         --
  Other branded.............................................     6,967      6,884
                                                              --------   --------
          Consolidated branded pharmaceutical revenues......  $296,385   $237,050
                                                              ========   ========

10.  SUBSEQUENT EVENTS

  ELAN TRANSACTION

     On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc ("Elan") and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights to potential new formulations, of Sonata(R) and Skelaxin(R), together with Elan's United States primary care field sales force. Product rights subject to the agreement include those related to Sonata(R), a nonbenzodiazepine treatment for insomnia, and Skelaxin(R), a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan's sale of Skelaxin(R) included related NDAs, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin(R). Elan's sale of Sonata(R) included its rights to the product, as well as certain related copyrights. The Company also acquired certain intellectual property, regulatory, and other assets relating to Sonata(R) directly from Wyeth. Under the terms of the agreement, the Company secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata(R), other than for use in animals. The Company paid approximately $750.0 million at closing. The $750.0 million purchase price included the transfer of inventory with a value of approximately $40.0 million. The Company also will pay royalties on the current formulation of Skelaxin(R) from the date of closing and up to $71.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata(R). The Company will also have a potential milestone payment of $15.0 million if annual net sales of a reformation version of Sonata(R) exceed $100.0 million. The Company also potentially will pay an additional $25.0 million milestone payment to Elan relating to the ongoing exclusivity of Skelaxin(R) on January 2, 2004. Prior to the closing of this transaction, the Company received a letter on March 13, 2003 from the Federal Trade Commission ("FTC") stating that the FTC was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan's product Skelaxin(R). The focus of this investigation was Elan's listing in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, ("Orange Book") of at least one patent claiming a method of using metaxalone, and other actions with regard to FDA regulatory processes. As a result of this new information, the Company commenced an investigation and asked Elan to provide additional information. On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel the Company to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, the Company reached an agreement with Elan that restructured the terms of the transaction as described above, and, as a result, the litigation has since been dismissed.

                           KING PHARMACEUTICALS, INC.

     SKELAXIN(R) PATENT CHALLENGE

     Eon Labs, Inc. ("Eon Labs") and CorePharma, LLC ("CorePharma") have each filed an ANDA with the FDA pertaining to metaxalone, the active ingredient in Skelaxin(R). The allegations in Eon Labs' and CorePharma's notices relate to a patent covering a method of using metaxalone, which does not expire until December 2021. The Company intends to enforce its rights under this patent. If the Company is unsuccessful in enforcing this patent, its business, financial condition, results of operations and cash flows could be materially adversely affected.

     LEVOXYL(R) PATENT CHALLENGE

     Mylan Pharmaceuticals, Inc., a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) prior to the expiration of U.S. Patent No. 6555581 (the "'581 patent"), a utility patent with composition of matter claims, which was issued to the Company on April 29, 2003 and extends through February 15, 2022. The Company received notice of the Paragraph IV certification no earlier than April 30, 2003. The Company has filed suit against Mylan and intends to vigorously enforce our rights under the '581 patent being challenged. Additionally, on June 24, 2003, the Company received a notice of Paragraph IV certification related to the '581 patent from KV Pharmaceutical Company. The Company intends to enforce its rights under the '581 patent to the full extent of the law.

11.  GUARANTOR FINANCIAL STATEMENTS

     Each of the Company's subsidiaries (the "Guarantor Subsidiaries") has guaranteed, on a full, unconditional, and joint and several basis, the Company's performance under the $345,000, 2 3/4% Convertible Debentures due 2021 and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company's financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

     In January 2003, the Company formed Monarch Pharmaceuticals Ireland Limited for the purpose of maintaining certain of the Company's international assets. While Monarch Pharmaceuticals Ireland Limited is not a guarantor subsidiary, the assets, liabilities, income and expenses are not material for the three months ended March 31, 2003 and are included in the guarantor subsidiary column in the guarantor subsidiary financial statements which follow.

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                                 (IN THOUSANDS)

                                                  MARCH 31, 2003                           DECEMBER 31, 2002
                              ------------------------------------------------------   -------------------------
                                                   (UNAUDITED)
                                            GUARANTOR     ELIMINATING       KING                     GUARANTOR
                                 KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED      KING      SUBSIDIARIES
                              ----------   ------------   -----------   ------------   ----------   ------------
                                                     ASSETS
Current assets:
  Cash and cash
    equivalents.............  $  646,708    $   (7,803)   $        --    $  638,905    $  594,385    $   (6,160)
  Marketable securities.....          --            --                                    227,263            --
  Accounts receivable,
    net.....................      15,897       195,177         (9,652)      201,422        17,352       151,469
  Inventories...............      45,761       163,478             --       209,239        45,761       121,392
  Deferred income taxes.....      47,024        79,475             --       126,499        36,328        69,840
  Prepaid expenses and other
    current assets..........      11,438         5,395             --        16,833         7,996         4,910
                              ----------    ----------    -----------    ----------    ----------    ----------
      Total current
        assets..............     766,828       435,722         (9,652)    1,192,898       929,085       341,451
                              ----------    ----------    -----------    ----------    ----------    ----------
Property, plant, and
  equipment, net............      53,307       187,408             --       240,715        51,587       165,527
Intangible assets, net......     779,753       587,797             --     1,367,550       892,793       339,520
Investment in
  subsidiaries..............   1,422,476            --     (1,422,476)           --     1,126,245            --
Other assets................      33,898        10,408             --        44,306        25,254        14,277
                              ----------    ----------    -----------    ----------    ----------    ----------
      Total assets..........  $3,056,262    $1,221,335    $(1,432,128)   $2,845,469    $3,024,964    $  860,775
                              ==========    ==========    ===========    ==========    ==========    ==========

                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........  $   15,139    $   33,263    $    (9,652)   $   38,750    $   26,119    $   32,604
  Accrued expenses..........      42,945       287,603             --       330,548        42,542       254,986
  Income taxes payable......      62,169         6,658             --        68,827        18,870         2,377
  Current portion of
    long-term debt..........       1,250            --             --         1,250         1,300            --
                              ----------    ----------    -----------    ----------    ----------    ----------
      Total current
        liabilities.........     121,503       327,524         (9,652)      439,375        88,831       289,967
                              ----------    ----------    -----------    ----------    ----------    ----------
Long-term debt..............     345,093            --             --       345,093       345,093            --
Deferred income taxes.......     (13,458)       78,533             --        65,075        11,991        21,605
Other liabilities...........      67,801         2,050             --        69,851        70,074           750
Intercompany (receivable)
  payable...................     609,248      (609,248)            --            --       577,792      (577,792)
                              ----------    ----------    -----------    ----------    ----------    ----------
      Total liabilities.....   1,130,187      (201,141)        (9,652)      919,394     1,093,781      (265,470)
                              ----------    ----------    -----------    ----------    ----------    ----------
Shareholders' equity........   1,926,075     1,422,476     (1,422,476)    1,926,075     1,931,183     1,126,245
                              ----------    ----------    -----------    ----------    ----------    ----------
      Total liabilities and
        shareholders'
        equity..............  $3,056,262    $1,221,335    $(1,432,128)   $2,845,469    $3,024,964    $  860,775
                              ==========    ==========    ===========    ==========    ==========    ==========

                                  DECEMBER 31, 2002
                              --------------------------

                              ELIMINATING       KING
                                ENTRIES     CONSOLIDATED
                              -----------   ------------
                                        ASSETS
Current assets:
  Cash and cash
    equivalents.............  $        --    $  588,225
  Marketable securities.....           --       227,263
  Accounts receivable,
    net.....................       (8,834)      159,987
  Inventories...............           --       167,153
  Deferred income taxes.....           --       106,168
  Prepaid expenses and other
    current assets..........           --        12,906
                              -----------    ----------
      Total current
        assets..............       (8,834)    1,261,702
                              -----------    ----------
Property, plant, and
  equipment, net............           --       217,114
Intangible assets, net......           --     1,232,313
Investment in
  subsidiaries..............   (1,126,245)           --
Other assets................           --        39,531
                              -----------    ----------
      Total assets..........  $(1,135,079)   $2,750,660
                              ===========    ==========
                                   LIABILITIES AND
                                  SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........  $    (8,834)   $   49,889
  Accrued expenses..........           --       297,528
  Income taxes payable......           --        21,247
  Current portion of
    long-term debt..........           --         1,300
                              -----------    ----------
      Total current
        liabilities.........       (8,834)      369,964
                              -----------    ----------
Long-term debt..............           --       345,093
Deferred income taxes.......           --        33,596
Other liabilities...........           --        70,824
Intercompany (receivable)
  payable...................           --            --
                              -----------    ----------
      Total liabilities.....       (8,834)      819,477
                              -----------    ----------
Shareholders' equity........   (1,126,245)    1,931,183
                              -----------    ----------
      Total liabilities and
        shareholders'
        equity..............  $(1,135,079)   $2,750,660
                              ===========    ==========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                  CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                             THREE MONTHS ENDED MARCH 31, 2003
                                    ----------------------------------------------------
                                                GUARANTOR     ELIMINATING       KING
                                      KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                    --------   ------------   -----------   ------------
Revenues:
  Net sales.......................  $ 66,018     $328,419      $(66,018)      $328,419
  Royalty revenue.................        --       15,424            --         15,424
                                    --------     --------      --------       --------
        Total revenues............    66,018      343,843       (66,018)       343,843
                                    --------     --------      --------       --------
Operating costs and expenses:
  Costs of revenues...............    24,588      121,470       (66,018)        80,040
  Selling, general and
    administrative................     5,159      107,217            --        112,376
  Depreciation and amortization...    11,788        8,493            --         20,281
  Research and development........       225       27,411            --         27,636
  Intangible asset impairment.....   110,970           --            --        110,970
                                    --------     --------      --------       --------
        Total operating costs and
          Expenses................   152,730      264,591       (66,018)       351,303
                                    --------     --------      --------       --------
Operating (loss) income...........   (86,712)      79,252            --         (7,460)
                                    --------     --------      --------       --------
Other income (expense):
  Interest income.................     2,397           97            --          2,494
  Interest expense................    (3,032)          (2)           --         (3,034)
  Valuation change -- convertible
    notes receivable..............     7,967           --            --          7,967
  Other, net......................       (64)         (19)           --            (83)
  Equity in earnings of
    subsidiaries..................    43,170           --       (43,170)            --
  Intercompany interest income
    (expense).....................     1,391       (1,391)           --             --
                                    --------     --------      --------       --------
        Total other income
          (expense)...............    51,829       (1,315)      (43,170)         7,344
                                    --------     --------      --------       --------
(Loss) income before income
  taxes...........................   (34,883)      77,937       (43,170)          (116)
                                    --------     --------      --------       --------
Income tax expense................    27,690      (34,767)           --         (7,077)
                                    --------     --------      --------       --------
        Net (loss) income.........  $ (7,193)    $ 43,170      $(43,170)      $ (7,193)
                                    ========     ========      ========       ========

                                             THREE MONTHS ENDED MARCH 31, 2002
                                    ---------------------------------------------------
                                               GUARANTOR     ELIMINATING       KING
                                     KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                    -------   ------------   -----------   ------------
Revenues:
  Net sales.......................  $21,300     $253,064      $(27,808)      $246,556
  Royalty revenue.................       --       11,509            --         11,509
                                    -------     --------      --------       --------
        Total revenues............   21,300      264,573       (27,808)       258,065
                                    -------     --------      --------       --------
Operating costs and expenses:
  Costs of revenues...............   24,464       51,452       (27,808)        48,108
  Selling, general and
    administrative................    1,041       77,424            --         78,465
  Depreciation and amortization...    7,931        5,657            --         13,588
  Research and development........       --        5,643            --          5,643
  Intangible asset impairment.....
                                    -------     --------      --------       --------
        Total operating costs and
          Expenses................   33,436      140,176       (27,808)       145,804
                                    -------     --------      --------       --------
Operating (loss) income...........  (12,136)     124,397            --        112,261
                                    -------     --------      --------       --------
Other income (expense):
  Interest income.................    4,235          423            --          4,658
  Interest expense................   (2,750)          --            --         (2,750)
  Valuation change -- convertible
    notes receivable..............
  Other, net......................     (232)        (551)           --           (783)
  Equity in earnings of
    subsidiaries..................   69,292           --       (69,292)            --
  Intercompany interest income
    (expense).....................   14,108      (14,108)           --             --
                                    -------     --------      --------       --------
        Total other income
          (expense)...............   84,653      (14,236)      (69,292)         1,125
                                    -------     --------      --------       --------
(Loss) income before income
  taxes...........................   72,517      110,161       (69,292)       113,386
                                    -------     --------      --------       --------
Income tax expense................   (1,197)     (40,869)           --        (42,066)
                                    -------     --------      --------       --------
        Net (loss) income.........  $71,320     $ 69,292      $(69,292)      $ 71,320
                                    =======     ========      ========       ========

                           KING PHARMACEUTICALS, INC.

                             GUARANTOR SUBSIDIARIES

                CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                           THREE MONTHS ENDED MARCH 31, 2003
                                  ----------------------------------------------------
                                              GUARANTOR     ELIMINATING       KING
                                    KING     SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  --------   ------------   -----------   ------------
Cash flows from operating
  activities....................  $ 56,274     $ 21,413      $     --       $ 77,687
                                  --------     --------      --------       --------
Cash flows from investing
  activities:
  Purchases of marketable
    securities..................   (25,903)          --            --        (25,903)
  Proceeds from sale of
    marketable securities.......   253,097           --            --        253,097
  Proceeds from loans
    receivable..................        --        3,711            --          3,711
  Purchases of property, plant
    and equipment...............    (2,118)     (10,724)           --        (12,842)
  Proceeds from sale of property
    and equipment...............        12           --            --             12
  Investment in Meridian........  (253,092)      15,410            --       (237,682)
  Purchases of product rights...    (9,000)          --            --         (9,000)
                                  --------     --------      --------       --------
Net cash used in investing
  activities....................   (37,004)       8,397            --        (28,607)
                                  --------     --------      --------       --------
Cash flows from financing
  activities:
  Proceeds from exercise of
    stock options, net..........     1,864           --            --          1,864
  Payments on other long-term
    debt........................       (50)          --            --            (50)
  Other.........................      (214)          --            --           (214)
  Intercompany..................    31,453      (31,453)           --             --
                                  --------     --------      --------       --------
Net cash provided by (used in)
  financing activities..........    33,053      (31,453)           --          1,600
                                  --------     --------      --------       --------
Increase (decrease) in cash and
  cash equivalents..............    52,323       (1,643)           --         50,680
Cash and cash equivalents,
  beginning of period...........   594,385       (6,160)           --        588,225
                                  --------     --------      --------       --------
Cash and cash equivalents, end
  of period.....................  $646,708     $ (7,803)     $     --       $638,905
                                  ========     ========      ========       ========

                                            THREE MONTHS ENDED MARCH 31, 2002
                                  -----------------------------------------------------
                                               GUARANTOR     ELIMINATING       KING
                                    KING      SUBSIDIARIES     ENTRIES     CONSOLIDATED
                                  ---------   ------------   -----------   ------------
Cash flows from operating
  activities....................  $   9,883     $74,298       $     --      $  84,181
                                  ---------     -------       --------      ---------
Cash flows from investing
  activities:
  Purchases of marketable
    securities..................   (257,754)         --             --       (257,754)
  Proceeds from sale of
    marketable securities.......         --          --             --             --
  Proceeds from loans
    receivable..................         --          --             --             --
  Purchases of property, plant
    and equipment...............     (2,185)     (8,594)            --        (10,779)
  Proceeds from sale of property
    and equipment...............         --       4,309             --          4,309
  Investment in Meridian........         --          --             --             --
  Purchases of product rights...         --          --             --             --
                                  ---------     -------       --------      ---------
Net cash used in investing
  activities....................   (259,939)     (4,285)            --       (264,224)
                                  ---------     -------       --------      ---------
Cash flows from financing
  activities:
  Proceeds from exercise of
    stock options, net..........      2,182          --             --          2,182
  Payments on other long-term
    debt........................        (68)         (8)            --            (76)
  Other.........................        (93)         --             --            (93)
  Intercompany..................     70,654     (70,654)            --             --
                                  ---------     -------       --------      ---------
Net cash provided by (used in)
  financing activities..........     72,675     (70,662)            --          2,013
                                  ---------     -------       --------      ---------
Increase (decrease) in cash and
  cash equivalents..............   (177,381)       (649)            --       (178,030)
Cash and cash equivalents,
  beginning of period...........    882,391      (7,789)            --        874,602
                                  ---------     -------       --------      ---------
Cash and cash equivalents, end
  of period.....................  $ 705,010     $(8,438)      $     --      $ 696,572
                                  =========     =======       ========      =========

                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains certain forward-looking statements that reflect management's current views of future events and operations. This discussion should be read in conjunction with the following: (a) "Risk Factors" set out below and in our Annual Report on Form 10-K for the year ended December 31, 2002, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2002; and (c) our unaudited consolidated financial statements and related notes thereto included in this report.

OVERVIEW

  GENERAL

     The following summarizes net revenues by reportable segment (in thousands):

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                              ---------------------
                                                                2003        2002
                                                              ---------   ---------
Branded pharmaceuticals.....................................  $296,385    $237,050
Meridian Medical Technologies...............................    25,640          --
Royalties...................................................    15,424      11,509
Contract manufacturing......................................     6,394       9,506
All other...................................................        --          --
                                                              --------    --------
          Total.............................................  $343,843    $258,065
                                                              ========    ========

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 2003 AND 2002

  Revenues

     Revenues increased $85.8 million, or 33.2%, to $343.8 million in 2003 from $258.1 million in 2002, due primarily to the growth of our branded pharmaceutical products, our acquisition of Meridian on January 8, 2003 and the acquisition of Intal(R), Tilade(R) and Synercid(R) from Aventis on December 30, 2002.

     Revenues from branded pharmaceutical products increased $59.3 million, or 25.0%, to $296.4 million in 2003 from $237.1 million in 2002. This increase was due primarily to growth in sales of Altace(R) and Thrombin-JMI(R), and our acquisition of Intal(R), Tilade(R), and Synercid(R). This increase was partially offset by lower sales of other certain branded pharmaceutical products, particularly Lorabid(R), Cortisporin(R), Levoxyl(R), and Florinef(R) during the first quarter ended March 31, 2003. Net sales from branded pharmaceutical products for the first quarter of 2002 have not been reduced to reflect the estimated underpayment of amounts due under Medicaid and other governmental pricing programs for that quarter as the underpayment was immaterial. While we expect continued growth in net sales of our branded pharmaceuticals in the future, we refer you to the "Risk Factors" that appear below.

     Revenues from Meridian Medical Technologies was $25.6 million in 2003. This was a new segment in the first quarter of 2003 due to the acquisition of Meridian on January 8, 2003.

     Revenues from royalties is derived from payments we receive based on sales of Adenoscan(R) and Adenocard(R). Revenue from royalties increased $3.9 million, or 34.0%, to $15.4 million in 2003 from $11.5 million in 2002. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of these products and, thus, are not able to predict whether growth will continue, if at all, at the rate experienced in the first quarter of 2003.

     Revenues from contract manufacturing decreased $3.1 million, or 32.7%, to $6.4 million in 2003 from $9.5 million in 2002 due to lower unit volume.

  Operating Costs and Expenses

     Total operating costs and expenses increased $205.5 million, or 140.9%, to $351.3 million in 2003 from $145.8 million in 2002. The increase was primarily due to special items resulting in a net charge totaling $133.2 million, costs of revenues associated with increased unit sales of our branded pharmaceutical products, and increased fees associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth. Operating costs and expenses during the first quarter of 2003 includes special items consisting of a $111.0 million intangible asset impairment charge related to Florinef(R), an $18.0 million in-process research and development charge relating to our acquisition of Meridian, and special inventory charges totaling $4.3 million primarily relating to our acquisition of Meridian and the recall of some lots of Levoxyl(R) 300 mcg tablets.

     Special items are those particular income or expense items that our management believes are not related to our ongoing, underlying business, are non-recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishment of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an investor's analysis of our ongoing, underlying business and of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special item involves judgments by us.

     Cost of revenues increased $31.9 million, or 66.3%, to $80.0 million in 2003 from $48.1 million in 2002. The increase was primarily due to costs associated with increased unit sales of our branded pharmaceutical products, including Altace(R) and Thrombin-JMI(R), additional product sales due to our acquisition of Intal(R), Tilade(R), and Synercid(R), our acquisition of Meridian and a $4.3 million special inventory charge relating to our acquisition of Meridian and the recall of some lots of Levoxyl(R) 300 mcg tablets. As a percentage of revenues, cost of revenues increased to 23.3% in 2003 from 18.6% in 2002 due to the acquisition of Meridian, whose products have lower margins, and the special inventory charge mentioned above.

     Cost of revenues from branded pharmaceutical products increased $10.9 million, or 28.8%, to $48.7 million in 2003 from $37.8 million in 2002. This increase was primarily due to increased unit sales of our Altace(R) and Thrombin(R) product lines, additional product sales due to our acquisition of Intal(R), Tilade(R) and Synercid(R), and special inventory charges totalling $2.1 million primarily relating to our recall of some lots of Levoxyl(R) 300 mcg tablets.

     Cost of revenues from Meridian Medical Technologies was $17.7 million in 2003, including a $2.2 million special charge relating to our acquisition of Meridian. This is a new segment in the first quarter of 2003 due to our acquisition of Meridian on January 8, 2003.

     Cost of revenues from royalties increased $1.1 million, or 57.9%, to $3.0 million in 2003 from $1.9 million in 2002. The increase is primarily due to our increased royalty expense that is directly related to the increase in royalty revenue attributable to Adenocard(R).

     Cost of revenues associated with contract manufacturing increased $2.3 million, or 27.4%, to $10.7 million in 2003 from $8.4 million in 2002 due primarily to increases in fixed overhead costs.

     Selling, general and administrative expenses increased $33.9 million, or 43.2%, to $112.4 million in 2003 from $78.5 million in 2002. This increase was primarily attributable to fees and expenses associated with the promotion of Altace(R) under the Co-Promotion Agreement with Wyeth, the growth of our United States field sales force, and our acquisition of Meridian. As a percentage of revenues, selling, general, and administrative expenses increased to 32.7% in 2003 compared to 30.4% in 2002.

     Depreciation and amortization expense increased $6.7 million, or 49.3%, to $20.3 million in 2003 from $13.6 million in 2002. This increase was primarily attributable to the amortization of the intangible assets related to our acquisition of Intal(R), Tilade(R) and Synercid(R), the acquisition of Prefest(R) on May 29, 2002, and the acquisition of Meridian on January 8, 2003.

     Research and development expense increased $22.0 million, to $27.6 million in 2003 from $5.6 million in 2002, primarily due to a special charge of $18.0 million for in-process research and development relating to our acquisition of Meridian. The amount of the special charge was based on the valuation of Meridian's in-process research and development projects that have applications under review by the FDA.

     In January 2003, we were notified of the approval by the FDA of a second generic fludrocortisone acetate USP, a product that will represent additional competition for our Florinef(R) product. We have completed our impairment review and have recorded an impairment charge in the amount of $111.0 million in the first quarter of 2003 reflecting the reduction in the fair value of the Florinef(R) intangible assets. We determined the fair value of the Florinef(R) product based on our current discounted cash flow projections for the product. Florinef(R) is included in our branded pharmaceutical reporting segment.

  Operating Income

     Operating income decreased to a $7.5 million operating loss in 2003 from $112.3 million in operating income during 2002. This decrease was primarily due to the special items and other factors described above, particularly the $111.0 intangible asset impairment charge related to Florinef(R).

  Other Income (Expense)

     Interest income decreased $2.2 million, or 46.8%, to $2.5 million in 2003 from $4.7 million in 2002 primarily due to reduced rates of return on investments in 2003.

     Interest expense increased $0.2 million, to $3.0 million in 2003 from $2.8 million in 2002.

     Results in 2003 included income in the amount of $8.0 million to reflect the decrease in the valuation allowance for the convertible notes receivable from Novavax, Inc. Statement of Financial Accounting Standards, which we refer to as "SFAS," No. 114, "Accounting by Creditors for Impairment of a Loan -- an amendment of FASB Statements No. 5 and 15" requires that we treat the Novavax convertible notes as an impaired loan because of the decline in the share price of Novavax common stock to levels below that established by our common stock conversion options associated with the convertible notes. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired. If the Novavax common stock price declines, we may incur charges related to the investment in the convertible notes.

  Income Tax Expense

     The effective tax rate in 2003 was higher than the federal statutory rate due primarily to permanent differences related to state income taxes and non-deductible in-process research and development charges incurred with the Meridian acquisition. The effective tax rate of 37.1% in 2002 was higher than the federal statutory rate of 35.0% due primarily to permanent differences related to state income taxes.

  Net Income

     Due to the factors set forth above, net income decreased $78.5 million, to a $7.2 million net loss in 2003 from $71.3 million of net income in 2002.

LIQUIDITY AND CAPITAL RESOURCES

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

Prior to the closing of this transaction, we received a letter on March 13, 2003 from the Federal Trade Commission, or the "FTC", stating that it was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan's product Skelaxin(R). The focus of this investigation was Elan's listing in the FDA's Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the "Orange Book," of at least one patent claiming a method of using metaxalone, and other actions with regard to FDA regulatory processes. As a result of this new information, we commenced an investigation and asked Elan to provide additional information. On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel us to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, we reached an agreement with Elan that restructured the terms of the transaction as described above, and, as a result, the litigation has since been dismissed.

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

     In connection with our determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the "Risk Factors" section under the heading "If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business."

     Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints have been filed by holders of our securities against us, our directors, former directors, its executive officers and former executive officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. Plaintiffs allege that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning March 31, 1999 and continuing until March 11, 2003. Additionally, seven purported shareholder derivative complaints have been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. The allegations in these lawsuits are similar to those in the class action litigation described above. We intend to defend these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

     If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which can be predicted or reasonably estimated at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management's attention and resources and an increase in professional fees.

     We have placed $46.5 million of our cash on hand in an interest-bearing escrow account. This amount, which we accrued in the fourth quarter of 2002, represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. The accrual adjustment relates solely to the estimated underpayments and excludes any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as we cannot predict or reasonably estimate their likelihood or magnitude at this time. We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We expect to make the requisite payments in the third or fourth quarter of 2003.

     We drew down $125.0 million on our $400.0 million senior secured revolving credit facility on June 3 and June 6, 2003, the proceeds of which were used to fund a portion of the Elan acquisition on June 12, 2003.

  THREE MONTHS ENDED MARCH 31, 2003

     We generated net cash from operations of $77.7 million for the three months ended March 31, 2003. Our net cash provided from operations was primarily the result of $7.2 million net loss, adjusted for non-cash depreciation and amortization of $20.5 million, a change in income taxes payable/receivable of $44.3 million, an increase in accrued expenses of $19.4 million, the write-off of in process research and development of $18.0 million, and an impairment charge for intangible assets of $111.0 million. Primary uses of cash within operations included an increase in accounts receivable of $35.9 million, an increase in inventory of $27.0 million, a decrease in accounts payable of $9.5 million, a change in deferred taxes of $44.2 million and the decrease in the reserve on convertible senior notes of $8.0 million, all of which offset the items previously described.

     Investing activities reduced cash flow by $28.6 million of primarily due to the purchase of Meridian for $237.7 million, the purchase of property, plant and equipment of $12.8 million, the purchase of product rights of $9.0 million partially offset by net proceeds from the sale of marketable securities of $227.2 million.

     Financing activities contributed $1.6 million to cash flow due to the exercise of employee stock options.

  Certain Indebtedness and Other Matters

     As of March 31, 2003, we had $346.3 million of long-term debt (including current portion), up to $400.0 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration. As described above, subsequently, on June 3 and June 6, 2003, we drew down $125.0 million from the revolving credit facility to fund a portion of the proceeds used in the acquisition of Elan's primary care business on June 12, 2003.

     On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. At March 31, 2003, approximately $616.0 million remains available to us under the $1.3 billion universal shelf registration statement. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement.

     On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by certain of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the prime rate or the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $4.9 million of deferred financing costs, which are being amortized over five years, the life of the revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and maintain a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of July 28, 2003, we have complied with these covenants. As of March 31, 2003, there are no amounts outstanding under this facility. As mentioned above, on June 3 and June 6, 2003, we borrowed $125.0 million to fund a portion of the proceeds required to acquire Elan's primary care business.

  Capital Expenditures

     Capital expenditures, including capital lease obligations, were $12.8 million and $10.8 million for the three months ended March 31, 2003 and 2002, respectively. The principal capital expenditures during the three months ended March 31, 2003 included property and equipment purchases, new information technology system implementation costs and building improvements for facility upgrades and increased capacity.

     We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2003 of approximately $60.0 million. The principle capital expenditures are anticipated to include property and equipment purchases, new information technology system implementation costs, building improvements for facility upgrades, cost associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Missouri, and Rochester, Michigan.

IMPACT OF INFLATION

     We have experienced only moderate raw material and labor price increases in recent years. We have passed some price increases along to our customers and have benefited from rapid sales growth negating most inflationary pressures.

CRITICAL ACCOUNTING POLICIES

     We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and apply those accounting policies in a consistent manner.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates and assumptions. Assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities are affected by such estimates and assumptions. The most significant assumptions are employed in estimates used in determining allowances for doubtful accounts, values of inventories and intangible assets, impairment, accruals for rebates, returns and chargebacks, as well as estimates used in applying the revenue recognition policy and accounting for the Novavax convertible senior notes and the Co-Promotion Agreement with Wyeth. We are subject to risks and uncertainties that may cause actual results to differ from those estimates, such as changes in the healthcare environment, competition, legislation and regulation. We believe the following accounting policies are the most critical because they involve the most significant judgments and estimates used in preparation of our consolidated financial statements.

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

     - Long-lived assets. We review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We review our goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

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

     - Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For the year ended December 31, 2002, we deferred recognition of revenue associated with a purchase of our products by the King Benevolent Fund. We recognize the deferred revenue as the purchased products are distributed by the King Benevolent Fund.

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

                                  RISK FACTORS

     Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this "Risk Factors" section or other sections of this report actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could declines and you might lose all or part of your investment.

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

     In connection with our determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see this "Risk Factors" section under the heading "If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business."

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

  IF SALES OF OUR MAJOR PRODUCTS OR ROYALTY PAYMENTS TO US DECREASE, OUR RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

     Altace(R) accounted for approximately 44.7% and Levoxyl(R) accounted for approximately 9.7% of our total revenues for the three months ended March 31, 2003, and Altace(R), Levoxyl(R), Thrombin-JMI(R), and royalty revenues collectively accounted for approximately 68.4% of our total revenues during the same period. In addition, we acquired Sonata(R) and Skelaxin(R) on June 12, 2003, which together had net sales in the United States and Puerto Rico of approximately $238.0 million in 2002. We believe that sales of these products may continue to constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

  IF WE CANNOT SUCCESSFULLY ENFORCE OUR RIGHTS UNDER THE PATENTS RELATING TO THREE OF OUR LARGEST PRODUCTS, ALTACE(R), LEVOXYL(R) AND SKELAXIN(R), AGAINST GENERIC DRUG MANUFACTURERS, OUR RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED.

     Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace(R) prior to the expiration of U.S. Patent No. 5,061,722, the '722 patent, a "composition of matter patent" relating to Altace(R), which is listed in the FDA's Orange Book. We also recently listed U.S. Patent No. 5,403,856, the '856 patent, a "method of use patent" relating to Altace(R) in the FDA's Orange Book. The '722 patent does not expire until October 2008 and the '856 patent does not expire until April 2012. Under the federal Hatch-Waxman Act of 1984, Cobalt has filed an ANDA alleging that the '722 patent is invalid. This allegation is commonly known as a "Paragraph IV certification." Under the terms of the Hatch-Waxman legislation, any generic manufacturer may file an ANDA with a Paragraph IV certification after the pioneer company, or its successor in interest, has marketed a new chemical entity for four years. Regulations do not require Cobalt to certify against the '856 patent. If the '722 and '856 patents are successfully challenged, Cobalt may market a generic equivalent of Altace(R) prior to October 2008 but not before January 2005, the expiration date of U.S. Patent No. 4,587,258, the '258 patent. The '258 patent is another composition of matter patent that relates to and is listed in the FDA Orange Book for Altace(R), but which has not been challenged by Cobalt. We have filed suit to enforce our rights under the '722 patent. The filing of the suit provides us an automatic stay of FDA approval of the ANDA for 30 months. However, should the court grant Cobalt summary judgment on the '722 patent, we would not receive the benefit of the automatic stay. Moreover, King has recently amended its complaint, without opposition, to include an allegation of infringement of the '856 patent by Cobalt. While we intend to vigorously enforce our rights under the '722 and '856 patents being challenged, we cannot assure you that we will be successful. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected.

     Mylan Pharmaceuticals, Inc., a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl(R) prior to the expiration of U.S. Patent No. 6,555,581, the '581 patent, which was issued to us on April 29, 2003, relating to Levoxyl(R). We received notice of this Paragraph IV certification alleging non-infringement no earlier than April 30, 2003. Additionally, on June 24, 2003, we received a notice of Paragraph IV certification related to the '581 patent from KV Pharmaceutical Company. We intend to enforce our rights under the '581 patent to the full extent of the law. If we are unsuccessful in enforcing our patent, our business, financial condition, results of operations and cash flows could be materially adversely affected.

     Eon Labs, Inc. and CorePharma, LLC have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin(R) prior to the expiration of U.S. Patent No. 6,407,128, the '128 patent, that is listed in the FDA's Orange Book which does not expire until December 6, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications relating to the '128 patent. We intend to enforce our rights under this patent. If we are unsuccessful in enforcing this patent, our business financial condition, results of operations and cash flows could be materially adversely affected.

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

     Our Bristol facility is an FDA-approved manufacturing and packaging site for Altace(R). Aventis (USA) in Kansas City, Missouri, is our alternative, or back-up, FDA-approved manufacturing and packaging site for Altace(R). Aventis Pharma Deutscheland GmbH (Germany) is our single supplier of ramipril, the active ingredient in Altace(R). Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. We have entered into a long-term supply agreement with Aventis (Germany) for ramipril, and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will be no interruptions or delays in the supply of the raw material. Any interruptions or delays in manufacturing or receiving the finished product or raw material used for the future production of Altace(R) or the failure to maintain our Bristol facility and the Aventis (USA) facility as FDA-approved manufacturing and packaging sites for Altace(R) could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

  OUR CO-PROMOTION AGREEMENT FOR ALTACE(R) WITH WYETH COULD BE TERMINATED BEFORE WE REALIZE ALL OF THE BENEFITS OF THE AGREEMENT, IT COULD BE ASSIGNED TO ANOTHER COMPANY BY WYETH, OR WYETH COULD MARKET A COMPETING PRODUCT.

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

     Once we have been notified in writing of Wyeth's intent to market, sell or distribute a competing product, then Wyeth has 90 days to inform us as to whether it intends to divest its interest in the competing product. If Wyeth elects to divest the competing product, it must try to identify a purchaser and to enter into a definitive agreement with the purchaser as soon as practicable. If Wyeth elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of our Altace(R) Co-Promotion Agreement. Alternatively, Wyeth and we could agree upon another commercial relationship, such as royalties payable to us for the sale of the competing product, or we could agree to adjust the promotion fee we pay to Wyeth for the co-promotion of Altace(R). If Wyeth and we are unable to establish acceptable terms under any of these options, then we have the option at our sole discretion to reacquire all the marketing rights to Altace(R) and terminate the Co-Promotion Agreement upon 180 days' prior written notice to Wyeth. In the event we decided to reacquire all the marketing rights to Altace(R) we would be obligated to pay Wyeth an amount of cash equal to twice the net sales of Altace(R) in the United States for the 12-month period preceding the reacquisition. The foregoing could have a material effect on our business, financial condition, results of operations and cash flows.

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

     On May 25, 2001, the FDA approved our New Drug Application, which we refer to as an "NDA," for Levoxyl(R), our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products, including Abbott Laboratories who manufactures the competing product Synthroid(R), have received FDA approval of NDAs for their levothyroxine sodium products. The FDA has announced that after August 14, 2001, it will not accept NDAs for levothyroxine sodium drug products. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which NDAs were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an Abbreviated New Drug Application, which we refer to as an "ANDA," seeking approval of a generic substitute for a levothyroxine sodium product with an approved NDA. A manufacturer could submit an ANDA demonstrating in vivo bioequivalence, in other words, the two products produce identical effects on the body to Levoxyl(R). If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl(R), generic substitution for Levoxyl(R) may become possible which could result in a decrease in sales of our product Levoxyl(R) and have a material adverse effect upon our results of operations and cash flows.

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

     Under the supply agreement with Eli Lilly and Company, we continue to be obligated to make minimum purchases of Lorabid(R) inventory. Based on changes in estimated prescription trends, we believe the minimum purchase commitments under the supply agreement are greater than inventory quantities we will be able to sell to our customers. As a result, during the fourth quarter of 2002, we have recorded a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand. Additionally, during the fourth quarter of 2002, we recorded an intangible asset impairment charge in the amount of $66.8 million and a charge in the amount of $15.2 million attributable to inventory contributions, the latter resulting from our decision to divest our rights to Lorabid(R). If sales of Lorabid(R) continue to decline, if we terminate the supply agreement with Lilly, or if we are unable to secure adequate Lorabid(R) inventory purchase commitments from a buyer of the Lorabid(R) rights, we may incur additional losses in the future. Further, in the event of further decline in the fair value of Lorabid(R), we may incur additional charges. We cannot assure you that we will be able to divest our rights to Lorabid(R) on acceptable terms or at all or that we will not incur additional charges in connection with this product. These charges and minimum purchase requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     As of March 31, 2003, we had $1.4 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product's net book value, resulting in a non-cash impairment charge. For example, during the fourth quarter of 2002, we decided to divest our rights to Lorabid(R), resulting in an impairment charge of $66.8 million. Additionally, the FDA approved for sale generic substitutes for our product Florinef(R) in March 2002 and in January 2003. During the first quarter of 2003, we recorded an intangible asset impairment charge of $111.0 million related to this product due to the revised sales projections for Florinef(R) triggered by the entry of a second generic product into the market. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

  IF WE CANNOT INTEGRATE THE BUSINESS OF COMPANIES OR PRODUCTS WE ACQUIRE, OUR BUSINESS MAY SUFFER.

     We recently completed several acquisitions including Intal(R), Tilade(R) and Synercid(R) from Aventis in December 2002 and Meridian in January 2003. Additionally, we acquired Elan's primary care business in the United States and Puerto Rico on June 12, 2003, which includes the products Sonata(R) and Skelaxin(R) and a dedicated primary care field sales force consisting of approximately 350 individuals. We anticipate that the integration of these acquisitions into our business will require significant management attention and may require further expansion of our existing sales force or newly-acquired sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     We cannot assure you, however, that we will be successful in any or all of these projects. If we are not successful, including the failure to obtain any necessary FDA approval, our business, financial condition and results of operations could be materially adversely affected.

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

     Although most of our revenue is generated by products not subject to competition from generic products, there is no proprietary protection for most of our branded pharmaceutical products, and generic substitutes for many of these products are sold by other pharmaceutical companies. Even our products that currently have no generic substitute could face generic competition if generics are developed by other companies and approved by the FDA. For example, Florinef(R) has recently been subjected to competition from two generics, one approved by the FDA in March 2002 and the other approved in January 2003. We are also aware that an ANDA for Cortisporin(R) ophthalmic suspension, which was previously inactive has been reactivated by the FDA with a new sponsor. We understand the sponsor entered the market as of April 14, 2003 with a generic equivalent for Cortisporin(R) ophthalmic suspension. The entry of the generic has negatively affected our market share for this product. Accordingly, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes.

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

     Effective August 18, 2003, the FDA may approve generic substitutes of our branded pharmaceutical products in a shorter period of time due to recent regulatory changes. Previously, the FDA required that generic applicants claiming patent invalidity or non-infringement give us notice each time either an ANDA was submitted or amended to claim invalidity or non-infringement of newly listed patents. If we filed a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA was barred from approving the ANDA for 30 months unless specific events occurred sooner. To avoid multiple 30-month stays for the same branded drug, the FDA's new regulations now only require one such notice. Under the new regulations, if an ANDA applicant had already provided patent invalidity or non-infringement notice to us about a particular branded drug, we will not get a second notice or opportunity for another stay for that drug. As a result generic substitutes of our branded pharmaceutical products could be approved sooner.

     The FDA's new regulations also significantly change patent listing requirements in the FDA's Orange Book. Only patents listed in the FDA's Orange Book are eligible for protection by a 30-month stay. We are now required to list all patents that claim a composition of matter relating to a drug or a method of using a drug. Previously, this provision was interpreted broadly, allowing listing of many drug patents. The FDA's new regulations prohibit listing of certain types of patents, including patents claiming certain metabolites (the active moiety that results from the body's metabolism of the drug substance), intermediates (namely, substances not present in the finished product), certain methods of use, or patents claiming certain product packaging. As such, some patents that may issue in the future may not be eligible for listing in the FDA's Orange Book and thus not eligible for protection by a 30-month stay.

  ANY SIGNIFICANT DELAYS OR DIFFICULTIES IN THE MANUFACTURE OF OR SUPPLY OF MATERIALS FOR OUR PRODUCTS MAY REDUCE OUR PROFIT MARGINS AND REVENUES, LIMIT THE SALES OF OUR PRODUCTS, OR HARM OUR PRODUCTS' REPUTATIONS.

     We manufacture many of our products in facilities we own and operate. These products include Altace(R), Levoxyl(R) and Thrombin-JMI(R), which together represent approximately 63.9% of our revenues for the three months ended March 31, 2003. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

     Our supply agreement for Bicillin(R) with Wyeth expires on July 7, 2004. There are limitations on the number of units over and above current estimated demand for of this product we can order under our supply agreement with Wyeth. Furthermore, the expiration dating on this product is limited to 24 months. We may not be able to extend our agreement with Wyeth, and we may not be able to secure a new manufacturing source for sufficient quantities of Bicillin(R) on commercially acceptable terms. If we are unable to extend the existing supply agreement or if we are unable to secure a new source of supply, then we may not be able to distribute this product as planned or the value of the assets could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the three months ended March 31, 2003, net sales of Bicillin(R) totaled $11.0 million.

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

     The occurrence of any of these events could result in significant back orders for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely affect our market share for the products and the reputation of our products.

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

     If any of these events occur and we are unable to successfully develop these products and new product formulation by other means, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

  WE ARE NEAR MAXIMUM CAPACITY AT OUR MIDDLETON FACILITY, WHICH WILL LIMIT OUR ABILITY TO INCREASE PRODUCTION OF THROMBIN-JMI(R).

     We are currently working on long-term strategies to expand our production capacity for Thrombin-JMI(R), which should potentially be completed in the next two to three years. These long-term strategies may further expand our manufacturing capacity for Thrombin-JMI(R) upon completion. We cannot assure you that our plans to expand our production capacity for Thrombin-JMI(R) will be successful and/or timely. If we cannot successfully and timely expand our production capacity for Thrombin-JMI(R), our ability to increase production of Thrombin-JMI(R) will be limited, thereby limiting our unit sales growth for this product.

  IF WE ARE UNABLE TO SECURE OR ENFORCE PATENT RIGHTS, TRADEMARKS, TRADE SECRETS OR OTHER INTELLECTUAL PROPERTY, OUR BUSINESS COULD BE HARMED.

     We may not be successful in securing or maintaining proprietary patent protection for our products or products and technologies we develop or license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. Some of our major branded pharmaceutical products have proprietary patent protection, including Altace(R) with a composition of matter patent that does not expire until October 2008 and a method of use patent that does not expire until April 2012. Both of these patents are listed in the FDA Orange Book. The validity of patents can be subject to expensive litigation. As we mentioned above, Cobalt Pharmaceuticals, a generic drug manufacturer, has filed an ANDA alleging that the composition of matter patent related to Altace(R) is invalid. Cobalt is seeking permission from the FDA to market a generic version of Altace(R) prior to the expiration of the '722 patent, a composition of matter patent that does not expire until October 2008, but not before January 2005, the expiration date of another composition of matter patent that relates to and is listed in the FDA's Orange Book for Altace(R), but which has not been challenged by Cobalt. Additionally, as mentioned above, Mylan Pharmaceuticals and KV Pharmaceutical have each provided us with notice of Paragraph IV certification alleging noninfringement of the '581 patent (KV Pharmaceutical also alleges invalidity), as they are seeking FDA approval to market a generic form of Levoxyl(R) prior to the expiration of the '581 patent on February 15, 2022. Furthermore, as noted above, each of Eon Labs and CorePharma has filed an ANDA with the FDA pertaining to metaxalone, the active ingredient in Skelaxin(R), to which we acquired rights from Elan on June 12, 2003.

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

     During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. The loan is impaired as defined under Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan." We established a valuation allowance in the second quarter of 2002, which was adjusted in subsequent quarters during 2002, and in the first quarter of 2003. As of March 31, 2003, the valuation allowance for the Novavax convertible notes equaled $27.5 million. We will adjust the amount of the valuation allowance in future periods until the loan is no longer considered to be impaired. We may incur additional charges related to our investment in the convertible notes. Accordingly, these charges may adversely impact our earnings.

  AN INCREASE IN PRODUCT LIABILITY CLAIMS, PRODUCT RECALLS OR PRODUCT RETURNS COULD HARM OUR BUSINESS.

     We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $60.0 million for aggregate annual claims with a $10.0 million aggregate annual deductible, however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are not able to obtain product liability insurance with respect to our products Prefest(R), Menest(R), Delestrogen(R), Pitocin(R) and Nordette(R), each a women's healthcare product. With respect to any product liability claims relating to these products, we would be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     Although product returns were approximately 2.8% of gross sales for the quarter ended March 31, 2003, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

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

     The source material for our product Thrombin-JMI(R) comes from bovine plasma and lung tissue. Bovine-sourced materials from outside the United States may be of some concern because of potential transmission of bovine spongiform encephalopathy, or "BSE". However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Although no BSE has been documented in the United States, the United States is considered a Category II BSE-risk country, meaning that the United States is probably BSE-free but has some history of importing cattle from the United Kingdom and Canada.

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

     We recently acquired the EpiPen(R) auto-injector through our acquisition of Meridian. Dey, L.P. markets EpiPen(R) through a supply agreement that expires on December 31, 2010. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen(R) worldwide. Although demand for EpiPen(R) continues to be strong due to increased awareness of the health risks associated with allergic reactions, we expect competition to intensify. We understand that a new competitive product manufactured by Hollister-Stier Laboratories LLC has received FDA approval. The new product, TwinJect(R) Auto-Injector (epinephrine) injection, is not a therapeutically equivalent product, but has the same indications, same usage and the same route of delivery as EpiPen(R). Users of EpiPen(R) would have to obtain a new prescription in order to substitute TwinJect(R). The supply agreement with Dey includes minimum purchase requirements that are less than Dey's purchases in recent years. A failure by Dey to successfully market and distribute EpiPen(R) or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     In addition, we make our products available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or "VHCA," imposes a requirement that the prices we charge to agencies under the FSS be discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. Our computation of the average manufacturer price to non-federal customers is used in establishing the FSS price for federal purchasers. The government maintains the right to audit the accuracy of our computations. Among the remedies available to the government for failure to accurately calculate FSS pricing and the average manufacturer price charged to non-federal customers is recoupment of any overpayments made by FSS purchasers as a result of errors in computations that affect the FSS price.

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

     As discussed in this "Risk Factors" section under the heading "The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business," and elsewhere in this report we determined recently that we had underaccrued for estimated amounts due under Medicaid and other governmental pricing programs and recorded an adjustment of $46.5 million to net sales and accrued expenses in the fourth quarter of 2002. This amount represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, including amounts owing to the Department of Veterans Affairs and PHS. We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of King could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

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

  IF WE FAIL TO COMPLY WITH THE SAFE HARBORS PROVIDED UNDER VARIOUS FEDERAL AND STATE LAWS, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

     We are subject to various federal and state laws pertaining to health care "fraud and abuse," including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to include, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify "safe harbors" or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly (in the civil context), or knowingly and willfully (in the criminal context), presenting, or causing to be presented for payment, to third-party payors (including Medicaid and Medicare) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. As discussed in this "Risk Factors" section under the heading "The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business" and elsewhere in this report, we are in the process of quantifying and reporting to governmental agencies our underpayment of amounts due under Medicaid and other governmental pricing programs.

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

     Competition for Acquisitions. We compete with other pharmaceutical companies for product and product line acquisitions. These competitors include Biovail Corporation, Forest Laboratories, Inc., Galen Holdings plc, Medicis Pharmaceutical Corporation, Shire Pharmaceuticals Group plc, Watson Pharmaceuticals, Inc., and other companies which also acquire branded pharmaceutical products and product lines, including those in development, from other pharmaceutical companies. We cannot assure you that

     - we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

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

     The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical and the generic substitute have bioequivalence. We believe it typically takes two or three years to prove bioequivalence and receive FDA approval for many generic substitutes. By focusing our efforts in part on products with challenging bioequivalence or complex manufacturing requirements and products with a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative product formulations or dosage forms, we are better able to maintain market share, gross margins and cash flows. We cannot assure you however, that any of our products will remain exclusive without generic competition, or maintain their market share, gross margins and cash flows as a result of these efforts, the failure of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

     - the development and potential commercialization of Estrasorb(TM), and Androsorb(TM) and other products by Novavax and King;

     - the development and approval of binodenoson, pre-clinical programs, and product life-cycle development projects;

     - the development of a modified-release Altace(R);

     - the development of a modified-release Sonata(R);

     - the development of new formulations for of Skelaxin(R);

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

     These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the "Risk Factors" section and in other sections of this quarterly report.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

     As of March 31, 2003, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Controls. As set forth in our 2002 Form 10-K in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section under the heading "Recent Developments," we have undertaken a substantial process to enhance our compliance with Medicaid and other governmental pricing program requirements. This process partially constitutes corrective action with respect to a condition that our auditors, as part of their audit of the consolidated financial statements for the year ended December 31, 2002, have identified as a significant deficiency (as defined under standards established by the American Institute of Certified Public Accountants). Other than as described in our 2002 Form 10-K in such section, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The information required by this Item is incorporated by reference to Note 8 to the condensed consolidated financial statements included elsewhere in this document.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     (b) Reports on Form 8-K

     We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2003:

          (1) A Current Report on Form 8-K filed January 9, 2003 furnished under
     Item 5 additional information pertaining to our acquisition of Meridian Medical Technologies, Inc. on January 8, 2003, for a price of $44.50 per share.

          (2) A Current Report on Form 8-K filed January 30, 2003 furnished under Item 5 additional information pertaining to our announcement on January 30, 2003, that King and Elan Corporation, plc have signed a definitive agreement for King to acquire Elan's primary care business unit in the United States, its territories and possessions, and Puerto Rico, which includes two branded prescription pharmaceutical products, including related new drug applications, copyrights, patents and licenses to certain patents associated with potential new formulations of the products, together with Elan's experienced primary care field sales force.

          (3) A Current Report on Form 8-K filed March 11, 2003 furnished under
     Item 5 additional information pertaining to notification from the SEC stating that the SEC is conducting an investigation of the Company.

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

                                          KING PHARMACEUTICALS, INC.

                                          By:   /s/ JEFFERSON J. GREGORY
                                            ------------------------------------
                                                    Jefferson J. Gregory
                                                  Chief Executive Officer

Date: July 28, 2003

                                          By:     /s/ JAMES R. LATTANZI
                                            ------------------------------------
                                                     James R. Lattanzi
                                                  Chief Financial Officer

Date: July 28, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

     I, Jefferson J. Gregory, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of King Pharmaceuticals, Inc. ("King");

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ JEFFERSON J. GREGORY
                                          --------------------------------------
                                                   Jefferson J. Gregory
                                             Chairman of the Board and Chief
                                                    Executive Officer

Date: July 28, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                         PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

     I, James R. Lattanzi, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of King Pharmaceuticals, Inc. ("King");

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

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JAMES R. LATTANZI
                                          --------------------------------------
                                                    James R. Lattanzi
                                                 Chief Financial Officer

Date: July 28, 2003