Form 10-Q
period 2003-06-30
KING PHARMACEUTICALS INC
filed 2003-08-14
CIK 1047699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-24425

King Pharmaceuticals, Inc.

(Exact name of registrant as specified in its charter)

Tennessee	54-1684963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Fifth Street, Bristol, TN	37620
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     (423) 989-8000

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☒     No ☐

      Number of shares outstanding of Registrant’s common stock as of August 11, 2003: 241,065,396

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,742	$588,225
Marketable securities	—	227,263
Accounts receivable, net of allowance for doubtful accounts of $8,582 and $7,513	196,046	159,987
Inventories	252,584	167,153
Deferred income taxes	123,032	106,168
Prepaid expenses and other current assets	12,273	12,906

Total current assets	707,677	1,261,702

Property, plant and equipment, net	245,166	217,114
Intangible assets, net	1,767,454	1,219,571
Goodwill	125,799	12,742
Other assets	213,218	39,531

Total assets	$3,059,314	$2,750,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,980	$49,889
Accrued expenses	399,164	297,528
Income taxes payable	8,759	21,247
Current portion of long-term debt	1,204	1,300

Total current liabilities	459,107	369,964

Long-term debt:
Convertible debentures	345,000	345,000
Senior secured revolving credit facility	125,000	—
Senior subordinated notes	93	93
Deferred income taxes	7,301	33,596
Other long-term liabilities	230,228	70,824

Total liabilities	1,166,729	819,477

Commitments and contingencies (note 8)
Shareholders’ equity	1,892,585	1,931,183

Total liabilities and shareholders’ equity	$3,059,314	$2,750,660

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Net sales	$354,534	$268,014	$682,953	$514,570
Royalty revenue	16,176	14,519	31,600	26,028

Total revenues	370,710	282,533	714,553	540,598

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	92,109	55,228	172,149	103,336

Selling, general and administrative	71,133	45,397	121,809	86,011
Co-promotion fees	55,241	43,244	116,941	81,095

Total selling, general, and administrative	126,374	88,641	238,750	167,106

Research and development	11,093	6,688	20,729	12,331
Research and development — in process upon acquisition	175,000	—	193,000	—

Total research and development	186,093	6,688	213,729	12,331

Depreciation and amortization	23,345	14,552	43,626	28,140
Intangible asset impairment	—	—	110,970	—

Total operating costs and expenses	427,921	165,109	779,224	310,913

Operating (loss) income	(57,211)	117,424	(64,671)	229,685

Other income (expense):
Interest income	2,199	6,800	4,693	11,458
Interest expense	(3,435)	(3,135)	(6,469)	(5,885)
Valuation (benefit) charge — convertible notes receivable	7,647	(27,926)	15,614	(27,926)
Other, net	(15)	(298)	(98)	(1,081)

Total other income (expense)	6,396	(24,559)	13,740	(23,434)

(Loss) income before income tax	(50,815)	92,865	(50,931)	206,251
Income tax (benefit) expense	(15,800)	34,467	(8,723)	76,533

Net (loss) income	$(35,015)	$58,398	$(42,208)	$129,718

(Loss) income per common share:
Basic:
Net (loss) income	$(0.15)	$0.24	$(0.18)	$0.52

Diluted:
Net (loss) income	$(0.15)	$0.24	$(0.18)	$0.52

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2001.	247,692,984	$1,361,563	$546,721	$—	$1,908,284
Comprehensive income:
Net income	—	—	129,718	—	129,718
Unrealized gain on marketable securities, net of tax	—	—	—	991	991

Total comprehensive income					130,709
Stock repurchases	(4,333,680)	(105,692)	—	—	(105,692)
Exercise of stock options	322,838	3,284	—	—	3,284

Balance at June 30, 2002.	243,682,142	$1,259,155	$676,439	$991	$1,936,585

Balance at December 31, 2002.	240,624,751	$1,201,897	$729,241	$45	$1,931,183
Comprehensive income:
Net loss	—	—	(42,208)	—	(42,208)
Unrealized gain on marketable securities, net of tax	—	—	—	742	742
Foreign currency translation	—	—	—	83	83

Total comprehensive loss					(41,383)
Exercise of stock options	404,701	2,785	—	—	2,785

Balance at June 30, 2003.	241,029,452	$1,204,682	$687,033	$870	$1,892,585

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities	$206,108	$148,655

Cash flows from investing activities:
Purchases of marketable securities	(25,903)	(283,885)
Proceeds from the sale of marketable securities	253,097	—
Loans receivable	6,187	—
Purchases of property, plant and equipment	(24,774)	(33,216)
Purchase of product rights	(9,000)	(120,300)
Acquisition of primary care business of Elan	(760,212)	—
Convertible senior notes	—	(10,044)
Acquisition of Meridian Medical Technologies, Inc., net of cash acquired	(237,682)	—
Proceeds from sale of assets	241	4,338

Net cash used in investing activities	(798,046)	(443,107)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	2,765	3,284
Purchase of common stock	—	(80,458)
Debt issuance costs	(214)	(4,835)
Proceeds from revolving credit facility	125,000	—
Payments on other long-term debt and capital lease obligations	(96)	(142)

Net cash provided by (used in) financing activities	127,455	(82,151)

Decrease in cash and cash equivalents	(464,483)	(376,603)
Cash and cash equivalents, beginning of period	588,225	874,602

Cash and cash equivalents, end of period	$123,742 (1)	$497,999

(1) Excludes restricted cash — see Note 5.

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(In thousands)

1.     General

      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2003.

2.     Stock Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Accordingly, since options were granted with exercise prices equal to the then quoted market prices, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company’s net income and diluted income per common share would have decreased to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income:
As reported	$(35,015)	$58,398	$(42,208)	$129,718
Compensation costs for options granted	(51)	(515)	(115)	(515)

Pro forma	$(35,066)	$57,883	$(42,323)	$129,203

Diluted (loss) income per common share:
Net (loss) income:
As reported	$(0.15)	$0.24	$(0.18)	$0.52

Pro forma	$(0.15)	$0.23	$(0.18)	$0.52

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the three months ended June 30, 2003 and 2002:

	Three Months Ended
	June 30,

	2003	2002

Expected life of option	4.00	4.00
Risk-free interest rate	2.38%	4.30%
Expected volatility	72.29%	61.24%
Expected dividend yield	0.00%	0.00%

3.     Earnings Per Share

      The basic and diluted income per common share was determined using the following share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic (loss) income per common share:
Weighted average common shares	240,954	246,931	240,866	247,382

Diluted (loss) income per common share:
Weighted average common shares	240,954	246,931	240,866	247,382
Effect of stock options	—	1,482	—	1,692

Weighted average common shares	240,954	248,413	240,866	249,074

      For the three and six months ended June 30, 2003, options to purchase 1,178 and 1,292 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive and would have reduced the loss per share. The Company’s convertible debentures could also be converted into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because such contingencies were not fulfilled, the convertible debentures were not considered in the calculation of diluted income per common share.

4.     Inventories

      Inventory consists of the following:

	June 30,	December 31,
	2003	2002

Finished goods (including $14,536 and $17,951 of sample inventory, respectively)	$135,260	$110,623
Work-in-process	14,018	7,810
Raw materials	114,349	56,778

	263,627	175,211
Inventory valuation allowance	(11,043)	(8,058)

	$252,584	$167,153

5.     Acquisitions

      On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights to potential new formulations of, Sonata® and

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Skelaxin®, together with Elan’s United States primary care field sales force. The Company believes that the acquisition of these branded pharmaceutical products should provide additional growth opportunities in the branded pharmaceuticals segment through promotional activities, development opportunities and a significantly expanded field sales force. Product rights subject to the agreement include those related to Sonata®, a nonbenzodiazepine treatment for insomnia, and Skelaxin®, a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan’s sale of Skelaxin® included related NDAs, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin®. Elan’s sale of Sonata® included its rights to the product, as well as certain related copyrights. The Company also acquired certain intellectual property, regulatory, and other assets relating to Sonata® directly from Wyeth. Under the terms of the agreement, the Company secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata®, other than for use in animals. The total estimated purchase price of $759,669, includes the cost of acquisition, assumed liabilities, and a portion of contingent liabilities. See the allocation of the purchase price below. The identifiable assets have been assigned useful lives with a weighted-average range of 16.6 years. The purchase price allocation among the assets acquired and the assignment of lives to the intangible assets are preliminary and subject to further evaluation, as the Company has not yet finalized its valuation of tangible assets acquired. In connection with this acquisition, $163,416 was placed into escrow to satisfy the deferred obligations to Wyeth that were assumed by the Company in connection with the acquisition. Since the Company is entitled to the interest income and can direct investments of the escrow fund, the Company has included the escrow amount in other assets as restricted cash. Of the $163,416 placed into escrow, $106,250 was included as a long-term liability and as part of the estimated purchase price since it is payable to Wyeth without any contingency and the remainder of $57,166 was included as a reduction of the intangible asset since it is contingent upon providing supply of product. These deferred obligations are payable on a quarterly basis through March 2005. The Company also will pay royalties on net sales of the current formulation of Skelaxin® from the date of closing, certain significant development milestones of a reformulated version of Sonata®, including regulatory. Contingent liabilities include a portion of the following conditional obligations of the Company:

•	$71,000 if Elan achieves specific milestones in connection with the development of new formulations of Sonata®;

•	$15,000 if annual net sales of a reformulation of Sonata® exceed $100.0 million; and

•	a $25,000 milestone payment to Elan relating to the ongoing exclusivity of Skelaxin® on January 2, 2004.

      The acquired business is included in the branded pharmaceuticals segment. The Company financed the acquisition through borrowings of $125,000 under the senior secured revolving credit facility and with cash on hand.

      As mentioned above, $175,000 of the purchase price was allocated to an acquired in-process research and development project associated with our acquisition of rights to new formulations of Sonata®. Specifically, the goal of the project is to successfully develop a modified-release formulation of Sonata® that enables patients who have difficulty staying asleep to remain asleep for a longer period of time when utilizing the reformulated product. The value of the acquired in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval as of that date and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach with the assistance of an independent valuation specialist. The estimated cash flows were projected over a 25-year period utilizing a discount rate of 20%. The estimated cost to complete the project is approximately $120,000, which includes up to $71,000 that will be paid upon successful attainment of certain significant development milestones of the project. The project is currently in Phase I of clinical development. The Company believes that there is a reasonable probability of completing the project successfully. However, the success of the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

project depends on the outcome of future clinical trials involving a modified-release formulation of Sonata® and the U.S. Food and Drug Administration (“FDA”) approval of the product. Management currently anticipates that the completion of the project should occur no earlier than 2006. If the project is not successfully completed before 2008, it could materially adversely affect the Company’s business, financial position, results of operations and cash flows.

      The preliminary allocation of the estimated purchase price of the primary care business of Elan is as follows:

Cash consideration, including transaction fees(1)	$596,796
Liabilities acquired	162,873

Total purchase price	$759,669

Allocation
Intangibles	$544,834
In process research and development (net of tax benefit of $61,250)	113,750
Inventory	39,835
Deferred tax asset	61,250

$759,669

(1) Excludes restricted cash placed in escrow

      The following unaudited pro forma summary presents the financial information as if the acquisition of the primary care business of Elan had occurred on January 1, 2003 for the three and six months ended June 30, 2003 and on January 1, 2002 for the three and six months ended June 30, 2002. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003 or January 1, 2002, nor are they indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total revenues	$434,619	$349,376	$830,783	$664,515

Net income	$97,280	$75,007	$(11,833)	$50,210

Basic earnings per common share	$0.40	$0.30	$(0.05)	$0.20

Diluted earnings per common share	$0.40	$0.30	$(0.05)	$0.20

      On January 8, 2003, the Company completed its acquisition of Meridian. Meridian is a leading manufacturer of auto-injectors for the self-administration of injectable pharmaceuticals. The Company believes the acquisition of Meridian provides additional lines of pharmaceutical products, auto-injector technology and development opportunities. The Company paid a cash price of $44.50 per common share to Meridian shareholders, totaling approximately $246,800, and incurred $6,500 of expenses related to the transaction. Of the total purchase price, $140,400 was assigned to identifiable intangible assets, $18,000 was assigned to acquired in-process research and development, which was expensed during the first quarter of 2003 and included in research and development, and $113,057 was assigned to goodwill. None of the goodwill is expected to be deductible for tax purposes. The identifiable intangible assets have been assigned useful lives with a weighted-average range of 32.3 years. The purchase price allocation among the assets acquired and the assignment of lives to the intangible assets are preliminary and subject to further evaluation, as the Company has not yet finalized its valuation of tangible assets acquired. The acquisition is allocated to the Meridian Medical Technologies segment. The Company financed the acquisition using available cash on hand.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As mentioned above, $18,000 of the purchase price was allocated to an acquired in-process research and development project, an auto-injector pre-filled with diazepam indicated for, among other things, the treatment of epileptic seizures and management of anxiety disorders. The value of the acquired in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach with the assistance of an independent valuation specialist. The estimated cash flows were projected over a 30-year period utilizing a discount rate of 21%. Pre-tax margins (after an adjustment to reflect the use of auto-injector core technology) were assumed to be (10%) in 2003 and increasing to 23% in 10 years. The estimated cost to complete the project was less than $700. The project was submitted to the FDA as an Abbreviated New Drug Application (“ANDA”), which references an approved New Drug Application (“NDA”) owned by the United States Army for a diazepam-filled auto-injector currently manufactured under contract exclusively by Meridian. The application for the project is under review by the FDA and the Company must satisfactorily respond to chemistry, microbiology, manufacturing and other questions from the FDA, that arise as a result of its normal review and approval process. The Company anticipates FDA approval of the project during 2004. The project was substantially complete as of the valuation date. The success of the project is dependent upon whether the FDA approves the ANDA for the Company’s diazepam-filled auto-injector. The Company is not aware of any material issues with respect to the FDA’s review of the ANDA. Even if the project is not successfully completed, it would not materially adversely affect the Company’s results of operations.

      The following table summarizes financial information regarding Meridian as of January 8, 2003 and reflects the preliminary allocation of the purchase price described above:

Current assets	$38,574
Property, plant and equipment	15,791
Goodwill	113,057
Intangible assets	140,400
Other assets	662

Total assets	$308,484

Current liabilities	$14,505
Deferred income taxes	57,612
Other liabilities	1,275

Total liabilities	$73,392

      The following unaudited pro forma summary presents the financial information as if the acquisition of Meridian had occurred on January 1, 2003 for the three and six months ended June 30, 2003 and on January 1, 2002 for the three and six months ended June 30, 2002. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003 or January 1, 2002, nor is it indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total revenues	$370,710	$306,498	$715,088	$586,482

Net income	$(35,015)	$60,311	$(43,376)	$118,338

Basic earnings per common share	$(0.15)	$0.24	$(0.18)	$0.48

Diluted earnings per common share	$(0.15)	$0.24	$(0.18)	$0.48

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Intangible Assets

      The following table reflects the components of intangible assets as of June 30, 2003:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Trademarks and product rights	$1,713,083	$148,097
Patents	299,523	42,588
Goodwill	129,308	3,509
Other intangibles	10,346	7,647

Total intangible assets	$2,152,260	$201,841

      Amortization expense for the three months ended June 30, 2003 and 2002 was $19,131 and $11,903, respectively. Estimated annual amortization expense at June 30, 2003 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31:	Amount

2003	$102,345
2004	137,095
2005	116,936
2006	97,854
2007	95,393

      During January 2003, the Company was notified of the approval by the FDA of a second generic fludrocortisone acetate, USP, a product that will represent additional competition for the Company’s Florinef® (fludrocortisone acetate, USP) product. The Company has completed its impairment review and has recorded an impairment charge in the amount of $110,970 in the first quarter of 2003 reflecting the reduction in the fair value of the Florinef® intangible assets. The Company determined the fair value of its Florinef® product based on management’s current discounted cash flow projections for the product. Florinef® is included in the Company’s branded pharmaceuticals reporting segment.

      During the fourth quarter of 2002, the Company recorded a charge related to the liability associated with the amount of the purchase commitments in excess of expected demand for the Lorabid® product. At June 30, 2003, the excess purchase commitment accrual is $49,877.

7.     Accounting Developments

      In January 2003, the Financial Accounting Standards Board issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of SFAS No. 123. The disclosure provisions of SFAS No. 148 were adopted by the Company for the fiscal year ended December 31, 2002 and did not have any impact on the Company’s financial statements. See Note 2 for the new required disclosures of stock compensation resulting from SFAS No. 148.

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supercedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain Costs Incurred in a Restructuring).” SFAS No. 146 was effective for exit or disposal activities of the Company initiated after December 31, 2002.

      In May 2002, the Financial Accounting Standards Board issued SFAS No. 145, “Revision of FAS Nos. 4, 44 and 64, Amendment of FAS 13 and Technical Corrections as of April 2002.” SFAS No. 145 is effective for fiscal periods beginning after May 15, 2002. The primary impact on the Company of adoptings FAS No. 145 will be that gains and losses incurred upon the extinguishment of debt will no longer qualify for treatment as an extraordinary item in the income statement but will be presented as non-operating gain or loss. Accordingly, for purposes of comparison in the Company’s 2003 Form 10-K, the Company will reclassify the loss incurred on the extinguishment of debt during the year ended December 31, 2001 as other expense.

8.     Contingencies

Fen/Phen Litigation

      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in 10 lawsuits that claim damages for personal injury arising from the Company’s production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. The Company expects to be named in additional lawsuits related to the Company’s production of the anorexigenic drug under contract for GlaxoSmithKline.

      While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to the Company’s product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuits and be responsible for damages, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

      In addition, Jones Pharma, Incorporated (“Jones”), a wholly owned subsidiary of the Company, is a defendant in approximately 601 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

      Jones denies any liability incident to the distribution of Obenix or its generic phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. The manufacturers of fenfluramine

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Thimerosal/Vaccine Related Litigation

      King and Parkedale Pharmaceuticals, Inc. (“Parkedale”), a wholly owned subsidiary of King, have been named as defendants in California, Illinois and Mississippi, along with Abbott Laboratories, Wyeth, Aventis Pharmaceuticals, and other pharmaceutical companies that have manufactured or sold products containing the mercury-based preservative, thimerosal.

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

      The Company’s product liability insurance carrier has been given proper notice of all of these matters, and defense counsel is vigorously defending the Company’s interests. The Company intends to file a motion to be dismissed from the litigation due, among other things, to lack of product identity in the plaintiffs’ complaints. In 2001, the Company was dismissed on this basis in a similar case. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

SEC Investigation and Securities Litigation

      On March 10, 2003, the Company received a subpoena duces tecum from the Securities and Exchange Commission (“SEC”) with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999 and 2000 and included all documents related to sales of King’s products to VitaRx and Prison Health Services during 1999 and 2000, the Company’s “best price” lists, all documents related to the pricing of the Company’s pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace® from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., the Company’s calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. The Company has cooperated, and will continue to cooperate, in providing information to the SEC.

      In connection with the Company’s determination that it has underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, the Company has contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. The Company expects to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underpayments. The Company currently expects to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of the Company could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. The Company cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints have been filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers and former executive officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. Plaintiffs allege that the Company, through some of its executive officers, former executive officers, directors and former directors, made false or misleading statements concerning the Company’s business, financial condition and results of operations during periods beginning March 31, 1999 and continuing until March 11, 2003. Additionally, seven purported shareholder derivative complaints have been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of the Company’s officers and directors. The allegations in these lawsuits are similar to those in the class action litigation described above. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

      If any governmental sanctions are imposed, or if the Company were not to prevail in the securities litigation, neither of which can be predicted or reasonably estimated at this time, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and an increase in professional fees.

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

      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed against Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the “’258 patent”) and 5,061,722 (the “’722 patent”), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the “’856 patent”), a method of use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and the Company has filed suit to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, however, the Company would not receive the full benefit of that 30 month stay. The Company has also recently amended its complaint, without opposition, to include an allegation of infringement of the ’856 patent by Cobalt. Pursuant to FDA regulations, however, Cobalt is not required to certify against the ’856 patent. The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. Regardless of the outcome of the lawsuit involving the ’722 and ’856 patents, however, Cobalt has not challenged the validity of the ’258 patent and, therefore, cannot market a generic version of Altace® prior to the expiration of that patent in January 2005.

      Eon Labs, Inc. (“Eon Labs”) and CorePharma, LLC (“CorePharma”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin®. United States Patent No. 6,407,128 (the “’128 patent”), a method of use patent relating to Skelaxin®, is listed in the FDA’s Orange Book and does not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ’128 patent. The Company has filed separate suits against Eon Labs and CorePharma and intends to vigorously enforce its rights under the ’128 patent to the full extent of the law.

      Mylan Pharmaceuticals, Inc. (“Mylan”) and KV Pharmaceutical Company (“KV Pharmaceutical”) have each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. United States Patent No. 6,555,581 (the “’581 patent”), a utility patent with formulation claims relating to Levoxyl®, was issued to the Company on April 29, 2003. The ’581 patent is listed in the FDA’s Orange Book and does not expire until February 15, 2022. No earlier than April 30, 2003, the Company received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. On June 24, 2003, the Company received notice of KV Pharmaceutical’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’581 patent. The Company has filed separate suits against Mylan and KV Pharmaceutical and intends to vigorously enforce its rights under the ’581 patent to the full extent of the law.

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

9.     Segment Information

      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, contract manufacturing, royalties, and all other. Branded pharmaceuticals include a variety of branded prescription products over eight therapeutic areas, including cardiovascular, endocrinology/women’s health, orthopedic, critical care, neurology/central nervous system, anti-infective, respiratory, and other. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. The Meridian Medical Technologies segment is a new segment in the first quarter of 2003 as a result of the acquisition of Meridian on January 8, 2003. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial and government markets. The principal source of revenues in the commercial market are presently derived from the EpiPen® product line marketed by Dey, L.P., which are primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

      The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, gross profit (excluding depreciation) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceuticals segment.

      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months
	June 30,		Ended

	2003	2002	2003	2002

Total revenues:
Branded pharmaceuticals	$312,664	$257,846	$609,049	$494,896
Meridian Medical Technologies	34,298	—	59,938	—
Royalties	16,176	14,519	31,600	26,028
Contract manufacturing	64,908	32,761	157,170	70,075
All other	—	402	—	402
Eliminations	(57,336)	(22,995)	(143,204)	(50,803)

Consolidated total net revenues	$370,710	$282,533	$714,553	$540,598

Segment profit:
Branded pharmaceuticals	$253,829	$216,989	$501,527	$416,250
Meridian Medical Technologies	15,325	—	23,273	—
Royalties	13,714	11,896	26,130	21,477
Contract manufacturing	(4,229)	(1,929)	(8,488)	(814)
All other	(38)	349	(38)	349

Consolidated segment profit	278,601	227,305	542,404	437,262
Other operating costs and expenses	335,812	109,881	607,075	207,577

Operating (loss) income	$(57,211)	$117,424	$(64,671)	$229,685

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of	As of
	June 30,	December 31,
	2003	2002

Total assets:
Branded pharmaceuticals	$2,573,016	$2,597,499
Meridian Medical Technologies	314,899	—
Royalties	16,777	18,738
Contract manufacturing	154,798	143,285
All other	22	11
Eliminations	(198)	(8,873)

Consolidated total assets	$3,059,314	$2,750,660

      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2003	2002	2003	2002

Total revenues:
Cardiovascular	$152,719	$119,123	$309,536	$225,846
Endocrinology/women’s health	40,955	82,052	94,882	143,132
Orthopedic	29,810	—	29,810	—
Critical care	36,161	22,902	71,524	47,562
Neurology/central nervous system	16,184	—	16,184	—
Anti-infective	29,621	28,307	61,299	66,010
Respiratory	3,227	832	15,305	1,411
Other branded	3,987	4,630	10,509	10,935

Consolidated branded pharmaceutical revenues	$312,664	$257,846	$609,049	$494,896

10.     Guarantor Financial Statements

      Each of the Company’s subsidiaries (the “Guarantor Subsidiaries”) has guaranteed, on a full, unconditional, and joint and several basis, the Company’s performance under the $345,000, 2 3/4% Convertible Debentures due 2021 and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

      In January 2003, the Company formed Monarch Pharmaceuticals Ireland Limited for the purpose of maintaining certain of the Company’s international assets. While Monarch Pharmaceuticals Ireland Limited is not a guarantor subsidiary, the assets, liabilities, income and expenses are not material for the three months ended June 30, 2003 and are included in the guarantor subsidiary column in the guarantor subsidiary financial statements which follow.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	June 30, 2003				December 31, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,089	$10,653	$—	$123,742	$594,385	$(6,160)	$—	$588,225
Marketable securities	—	—	—	—	227,263	—	—	227,263
Accounts receivable, net	6,311	189,933	(198)	196,046	17,352	151,469	(8,834)	159,987
Inventories	70,513	182,071	—	252,584	45,761	121,392	—	167,153
Deferred income taxes	46,702	76,330	—	123,032	36,328	69,840	—	106,168
Prepaid expenses and other current assets	7,220	5,053	—	12,273	7,996	4,910	—	12,906

Total current assets	243,835	464,040	(198)	707,677	929,085	341,451	(8,834)	1,261,702

Property, plant, and equipment, net	54,540	190,626	—	245,166	51,587	165,527	—	217,114
Intangible assets, net	16,385	1,876,868	—	1,893,253	892,793	339,520	—	1,232,313
Investment in subsidiaries	2,165,611	—	(2,165,611)	—	1,126,245	—	(1,126,245)	—
Other assets	41,568	171,650	—	213,218	25,254	14,277	—	39,531

Total assets	$2,521,939	$2,703,184	$(2,165,809)	$3,059,314	$3,024,964	$860,775	$(1,135,079)	$2,750,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,919	$29,259	$(198)	$49,980	$26,119	$32,604	$(8,834)	$49,889
Accrued expenses	38,342	360,822	—	399,164	42,542	254,986	—	297,528
Income taxes payable	5,223	3,536	—	8,759	18,870	2,377	—	21,247
Current portion of long-term debt	1,204	—	—	1,204	1,300	—	—	1,300

Total current liabilities	65,688	393,617	(198)	459,107	88,831	289,967	(8,834)	369,964

Long-term debt	470,093	—	—	470,093	345,093	—	—	345,093
Deferred income taxes	15,830	(8,529)	—	7,301	11,991	21,605	—	33,596
Other liabilities	65,528	164,700	—	230,228	70,074	750	—	70,824
Intercompany (receivable) payable	12,215	(12,215)	—	—	577,792	(577,792)	—	—

Total liabilities	629,354	537,573	(198)	1,166,729	1,093,781	(265,470)	(8,834)	819,477

Shareholders’ equity	1,892,585	2,165,611	(2,165,611)	1,892,585	1,931,183	1,126,245	(1,126,245)	1,931,183

Total liabilities and shareholders’ equity	$2,521,939	$2,703,184	$(2,165,809)	$3,059,314	$3,024,964	$860,775	$(1,135,079)	$2,750,660

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30, 2003				Three Months Ended June 30, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$34,803	$354,311	$(34,580)	$354,534	$14,685	$267,403	$(14,074)	$268,014
Royalty revenue	—	16,176	—	16,176	—	14,519	—	14,519

Total revenues	34,803	370,487	(34,580)	370,710	14,685	281,922	(14,074)	282,533

Operating costs and expenses:
Costs of revenues	10,584	116,105	(34,580)	92,109	15,097	54,205	(14,074)	55,228
Selling, general and administrative	20,117	106,257	—	126,374	1,788	86,853	—	88,641
Depreciation and amortization	2,055	21,290	—	23,345	8,527	6,025	—	14,552
Research and development	225	185,868	—	186,093	225	6,463	—	6,688
Intangible asset impairment	—	—	—	—	—	—	—	—

Total operating costs and expenses	32,981	429,520	(34,580)	427,921	25,637	153,546	(14,074)	165,109

Operating (loss) income	1,822	(59,033)	—	(57,211)	(10,952)	128,376	—	117,424

Other income (expense):
Interest income	2,136	63	—	2,199	6,512	288	—	6,800
Interest expense	(3,435)	—	—	(3,435)	(3,116)	(19)	—	(3,135)
Valuation change — convertible notes receivable	7,647	—	—	7,647	(27,926)	—	—	(27,926)
Other, net	(4)	(11)		(15)	(119)	(179)		(298)
Equity in earnings of subsidiaries	(49,578)	—	49,578	—	59,639		(59,639)
Intercompany interest income (expense)	4,902	(4,902)	—	—	9,573	(9,573)	—	—

Total other income (expense)	(38,332)	(4,850)	49,578	6,396	44,563	(9,483)	(59,639)	(24,559)

(Loss) income before income taxes	(36,510)	(63,883)	49,578	(50,815)	33,611	118,893	(59,639)	92,865

Income tax expense	(1,495)	(14,305)	—	(15,800)	(24,787)	59,254	—	34,467

Net (loss) income	$(35,015)	$(49,578)	$49,578	$(35,015)	$58,398	$59,639	$(59,639)	$58,398

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Six Months Ended June 30, 2003				Six Months Ended June 30, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$100,821	$682,730	$(100,598)	$682,953	$35,985	$520,467	$(41,882)	$514,570
Royalty revenue	—	31,600	—	31,600	—	26,028	—	26,028

Total revenues	100,821	714,330	(100,598)	714,553	35,985	546,495	(41,882)	540,598

Operating costs and expenses:
Costs of revenues	35,172	237,575	(100,598)	172,149	39,561	105,657	(41,882)	103,336
Selling, general and administrative	25,276	213,474	—	238,750	2,829	164,277	—	167,106
Depreciation and amortization	13,843	29,783	—	43,626	16,458	11,682	—	28,140
Research and development	450	213,279	—	213,729	225	12,106	—	12,331
Intangible asset impairment	110,970	—	—	110,970	—	—	—	—

Total operating costs and expenses	185,711	694,111	(100,598)	779,224	59,073	293,722	(41,882)	310,913

Operating (loss) income	(84,890)	20,219	—	(64,671)	(23,088)	252,773	—	229,685

Other income (expense):
Interest income	4,533	160	—	4,693	10,747	711	—	11,458
Interest expense	(6,467)	(2)	—	(6,469)	(5,866)	(19)	—	(5,885)
Valuation change — convertible notes receivable	15,614	—	—	15,614	(27,926)	—	—	(27,926)
Other, net	(68)	(30)	—	(98)	(351)	(730)	—	(1,081)
Equity in earnings of subsidiaries	(6,408)	—	6,408	—	128,931	—	(128,931)	—
Intercompany income (expense)	6,293	(6,293)	—	—	23,681	(23,681)	—	—

Total other income (expense)	13,497	(6,165)	6,408	13,740	129,216	(23,719)	(128,931)	(23,434)

(Loss) income before income taxes	(71,393)	14,054	6,408	(50,931)	106,128	229,054	(128,931)	206,251
Income tax expense	(29,185)	20,462	—	(8,723)	(23,590)	100,123	—	76,533

Net (loss) income	$(42,208)	$(6,408)	$6,408	$(42,208)	$129,718	$128,931	$(128,931)	$129,718

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Six Months Ended June 30, 2003				Six Months Ended June 30, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

Cash flows from operating activities	$6,791	$199,317	$—	$206,108	$(122,262)	$270,917	$—	$148,655

Cash flows from investing activities:
Purchases of marketable securities	(25,903)	—	—	(25,903)	(283,885)	—	—	(283,885)
Proceeds from sale of marketable securities	253,097	—	—	253,097	—	—	—	—
Proceeds from loans receivable	—	6,187	—	6,187	—	—	—	—
Purchases of property, plant and equipment	(4,748)	(20,026)	—	(24,774)	(6,023)	(27,193)	—	(33,216)
Purchases of product rights	(9,000)	—	—	(9,000)	(120,300)	—	—	(120,300)
Acquisition of primary case business of Elan	—	(760,212)	—	(760,212)	—	—	—	—
Convertible senior note	—	—	—	—	(10,044)	—	—	(10,044)
Investment in Meridian	(253,092)	15,410	—	(237,682)	—	—	—	—
Proceeds from sale of property and equipment	12	229	—	241	15	4,323	—	4,338

Net cash used in investing activities	(39,634)	(758,412)	—	(798,046)	(420,237)	(22,870)	—	(443,107)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	2,765	—	—	2,765	3,284	—	—	3,284
Purchase of common stock	—	—	—	—	(80,458)	—	—	(80,458)
Debt issuance costs	(214)	—	—	(214)	(4,835)	—	—	(4,835)
Proceeds from revolving credit facility	125,000	—	—	125,000	—	—	—	—
Payments on other long-term debt	(96)			(96)	(129)	(13)	—	(142)
Other Intercompany	(575,908)	575,908	—	—	245,548	(245,524)	—	—

Net cash provided by (used in) financing activities	(448,453)	575,908	—	127,455	163,410	(245,561)	—	(82,151)

Increase (decrease) in cash and cash equivalents	(481,296)	16,813	—	(464,484)	(379,089)	2,486		(376,603)
Cash and cash equivalents, beginning of period	594,385	(6,160)	—	588,225	882,391	(7,789)	—	874,602

Cash and cash equivalents, end of period	$113,089	$10,653	$—	$123,742	$503,302	$(5,503)	$—	$497,999

PART I — FINANCIAL INFORMATION

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” set out below and other sections of our Annual Report on Form 10-K for the year ended December 31, 2002, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2002; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

General

      The following summarizes net revenues by reportable segment (in thousands).

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Branded pharmaceuticals	$312,661	$257,846	$609,046	$494,896
Meridian Medical Technologies	34,298	—	59,938	—
Royalties	16,176	14,519	31,600	26,028
Contract manufacturing	7,575	9,766	13,969	19,272
Other	—	402	—	402

Total	$370,710	$282,533	$714,553	$540,598

Results of Operations

Three Months Ended June 30, 2003 and 2002

Revenues

      Total revenues increased $88.2 million, or 31.2%, to $370.7 million in 2003 from $282.5 million in 2002, due primarily to the growth of some of our branded pharmaceutical products, our acquisition of additional branded pharmaceutical products, and our acquisition of Meridian Medical Technologies, Inc. on January 8, 2003.

      Net sales from branded pharmaceuticals increased $54.8 million, or 21.3%, to $312.7 million in 2003 from $257.8 million in 2002. This increase was primarily due to the growth in net sales of Altace® and Thrombin-JMI®, our acquisition of Intal®, Tilade® and Synercid® from Aventis on December 30, 2002 and our acquisition of Sonata® and Skelaxin® from Elan Corporation, plc on June 12, 2003, partially offset by lower sales of Levoxyl®, Cortisporin®, Florinef®, and some of our women’s health products.

      Revenues from Meridian Medical Technologies totaled $34.3 million for the quarter ended June 30, 2003. This is a new segment in 2003 due to our acquisition of Meridian on January 8, 2003.

      Revenues from royalties is derived from payments we receive based on sales of Adenoscan® and Adenocard®. Revenue from royalties increased $1.7 million, or 11.4%, to $16.2 million in 2003 from $14.5 million in 2002 primarily due to increased royalty revenue from sales of Adenoscan®.

      Revenues from contract manufacturing decreased $2.2 million, or 22.4%, to $7.6 million in 2003 from $9.8 million in 2002 primarily due to a lower unit volume of products manufactured for third parties in 2003.

Operating Costs and Expenses

      Total operating costs and expenses increased $262.8 million, or 159.2%, to $427.9 million in 2003 from $165.1 million in 2002. The increase was primarily due to special items resulting in a net charge of $190.8 million in 2003, our acquisition of Meridian, increased fees associated with the promotion of Altace® under our Co-Promotion Agreement with Wyeth, cost of revenues associated with increased unit sales of some of our branded pharmaceutical products, and costs of revenues associated with our acquisition of additional branded pharmaceutical products. Special items included in operating costs and expenses during the second quarter of 2003 consist of a $175.0 million charge for acquired in-process research and development associated with our acquisition of Sonata®, a $14.3 million charge for professional fees that are primarily related to the ongoing Securities and Exchange Commission, which we refer to in this report as the “SEC,” investigation of our company and the completed internal review conducted by the Audit Committee of our Board of Directors, and a $1.5 million charge primarily related to the recall of some lots of Levoxyl® 75 mcg tablets.

      Special items are those particular income or expense items that our management believes are not related to our ongoing, underlying business, are not recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishments of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our on-going, underlying business and an analysis of our financial results when comparing those results to that of a previous or subsequent like period. However, it should noted that the determination of whether to classify an item as a special charge involves judgments by us.

      Cost of revenues increased $36.9 million, or 66.8%, to $92.1 million in 2003 from $55.2 million in 2002. This increase was primarily due to our acquisition of Meridian, increased unit sales of some of our branded pharmaceutical products, particularly Altace® and Thrombin-JMI®, costs associated with additional product sales due to our acquisition of Intal®, Tilade®, and Synercid® and our acquisition of Sonata® and Skelaxin®, and a $1.5 million special charge relating to the recall of some lots of Levoxyl 75 mcg tablets. As a percentage of revenues, cost of revenues increased to 24.8% for the second quarter of 2003 from 19.5% in 2002 primarily due to the acquisition of Meridian, whose products have lower margins, the charge relating to the recall of some lots of Levoxyl® mentioned above, and differences associated with the mix of products we sold during each of these periods.

      Cost of revenues from branded pharmaceuticals increased $17.9 million, or 43.8%, to $58.8 million in 2003 from $40.9 million in 2002. This increase was primarily due to costs associated with increased unit sales of Altace® and Thrombin-JMI®, costs associated with additional product sales due to our acquisition of Intal®, Tilade®, and Synercid® and our acquisition of Sonata® and Skelaxin®, and a $1.5 million special charge relating to the recall of some lots of Levoxyl 75 mcg tablets.

      Cost of revenues from Meridian Medical Technologies was $19.0 million in 2003. This is a new segment in 2003 due to our acquisition of Meridian on January 8, 2003.

      Cost of revenues from royalties was $2.5 million in 2003 compared to $2.6 million in 2002.

      Cost of revenues associated with contract manufacturing was $11.8 million in 2003 compared to $11.7 million in 2002.

      Selling, general and administrative expenses increased $37.8 million, or 42.7%, to $126.4 million in 2003 from $88.6 million in 2002. This increase was primarily attributable to a $14.3 million special charge for professional fees that are primarily related to the ongoing SEC investigation of our company and the completed internal review conducted by our Audit Committee, fees and marketing expenses associated with the promotion of Altace® under our Co-Promotion Agreement with Wyeth and our acquisition of Meridian. As a percentage of revenues, selling, general, and administrative expenses increased to 34.1% in 2003 compared to 31.4% in 2002.

      Depreciation and amortization expense increased $8.7 million, or 59.6%, to $23.3 million in 2003 from $14.6 million in 2002. This increase was primarily attributable to the amortization of the intangible assets related to acquisitions during the past year including: Prefest® on May 29, 2002; Intal®, Tilade® and Synercid® on December 30, 2002; Meridian on January 8, 2003; and Sonata® and Skelaxin® on June 12, 2003.

      Research and development expense increased to $186.1 million in the second quarter of 2003 from $6.7 million in 2002. This increase was primarily due to a $175.0 million special charge during the second quarter of 2003 for acquired in-process research and development associated with our acquisition of the primary care business of Elan, including the rights to new formulations of Sonata® presently under development.

Operating (Loss) Income

      We had a $57.2 million operating loss for the second quarter of 2003, a decrease from operating income totaling $117.4 million in the same period of the prior year. This decrease was primarily due to the special items and other factors described above, particularly the $175.0 million special charge for acquired in-process research and development associated with our acquisition of rights to new formulations of Sonata® presently under development.

Other Income (Expense)

      Interest income decreased $4.6 million, or 67.6%, to $2.2 million in 2003 from $6.8 million in 2002 primarily due to lower balances of invested cash, cash equivalents, and marketable securities, and lower rates of return during 2003 as compared to 2002.

      Interest expense increased $0.3 million, or 9.7%, to $3.4 million in 2003 from $3.1 million in 2002.

      Our financial results for the second quarter of 2003 include special income in the amount of $7.6 million to reflect the decrease in the valuation allowance for the convertible notes receivable from Novavax, Inc. Statement of Financial Accounting Standards, which we refer to as “SFAS” No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15”. SFAS 114 requires that we treat the Novavax convertible notes as an impaired loan because of the decline in the share price of Novavax common stock to levels below that established by our common stock conversion options associated with the convertible notes. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired. If the Novavax common stock price declines, we may incur charges related to the investment in the convertible notes.

Income Tax (Benefit) Expense

      For the second quarter of 2003 we had an income tax benefit of $7.6 million, which reflects a reduction of $5.8 million in the tax benefit due to the establishment of a valuation allowance against state deferred tax assets generated by the write-off of acquired in-process research and development. Accordingly, our effective tax rate for the second quarter of 2003 of 31.1% was lower than the federal statutory rate of 35%. The effective tax rate of 37.1% in 2002 was higher than the federal statutory rate of 35% due primarily to permanent differences related to state income taxes.

Net (Loss) Income

      Due to the factors set forth above, we had a net loss of $35.0 million during the second quarter of 2003 as compared to net income of $58.4 in 2002.

Six Months Ended June 30, 2003 and 2002

Revenues

      Total revenues increased $174.0 million, or 32.2%, to $714.6 million for the six months ended June 30, 2003 from $540.6 million in 2002, primarily due to the growth of some of our branded pharmaceutical products, our acquisition of additional branded pharmaceutical products, and our acquisition of Meridian.

      Net sales from branded pharmaceuticals increased $114.2 million, or 23.1%, to $609.0 million in 2003 from $494.9 million in 2002. This increase was primarily due to growth in net sales of Altace® and Thrombin-JMI®, our acquisition of Intal®, Tilade® and Synercid® and our acquisition of Sonata® and Skelaxin®, partially offset by lower sales of Levoxyl®, Cortisporin®, Florinef®, and some of our women’s health products.

      Revenues from Meridian Medical Technologies totaled $59.9 million for the six months ended June 30, 2003. This is a new segment in 2003 due to our acquisition of Meridian on January 8, 2003.

      Revenues from royalties is derived from payments we receive based on sales of Adenoscan® and Adenocard®. Revenues from royalties increased $5.6 million, or 21.4%, to $31.6 million in 2003 from $26.0 million in 2002 primarily due to increased royalty revenues from sales of Adenoscan®.

      Revenues from contract manufacturing decreased $5.3 million, or 27.5%, to $14.0 million in 2003 from $19.3 million in 2002 due to a lower unit volume of products manufactured for third parties in 2003. We estimate that revenues from contract manufacturing for the year ending December 31, 2003 should equal approximately $25.0 million, a decrease from $35.9 million for the year ended December 31, 2002 due to anticipated lower unit sales.

Operating Costs and Expenses

      Total operating costs and expenses increased $468.3 million, or 150.6%, to $779.2 million in 2003 from $310.9 million in 2002. The increase was primarily due to special items resulting in a net charge of $324.1 million during the six months ending June 30, 2003, increased fees associated with the promotion of Altace® under our Co-Promotion Agreement with Wyeth, our acquisition of Meridian, cost of revenues associated with increased unit sales of some of our branded pharmaceutical products, and cost of revenues associated with our acquisition of additional branded pharmaceutical products. Special items included in operating costs and expenses during the first half of 2003 consist of charges totaling $193.0 million for acquired research and development associated with our acquisition of rights to new formulations of Sonata® presently under development and our acquisition of Meridian, a $111.0 million intangible asset impairment charge related to Florinef®, a $14.3 million charge for professional fees that are primarily related to the ongoing SEC investigation and the completed internal review conducted by our Audit Committee, and special inventory charges totaling $5.8 million related to the recall of some lots of Levoxyl® 75 mcg and 300 mcg tablets and our acquisition of Meridian.

      Cost of revenues increased $68.8 million, or 66.6%, to $172.1 million in 2003 from $103.3 million in 2002. The increase was primarily due to our acquisition of Meridian, costs associated with increased unit sales of some of our branded pharmaceutical products, particularly Altace® and Thrombin-JMI®, costs associated with additional product sales due to our acquisition of Intal®, Tilade®, and Synercid® and our acquisition of Sonata® and Skelaxin® and special charges totaling $5.8 million relating to the recall of some lots of Levoxyl® as mentioned above and our acquisition of Meridian. As a percentage of revenues, cost of revenues increased to 24.1% for the first half of 2003 from 19.1% in 2002 primarily due to the acquisition of Meridian, whose products have lower margins, the special inventory charges mentioned above, and differences associated with the mix of products we sold during each of these periods.

      Cost of revenues from branded pharmaceuticals increased $28.9 million, or 36.8%, to $107.5 million in 2003 from $78.6 million in 2002. This increase was primarily due to increased unit sales of Altace® and Thrombin-JMI®, costs associated with additional product sales due to our acquisition of Intal®, Tilade®, and Synercid® and our acquisition of Sonata® and Skelaxin® and special inventory charges totaling $3.6 million primarily related to our recall of some lots of Levoxyl® 75 mcg and 300 mcg tablets.

      Cost of revenues from Meridian Medical Technologies was $36.7 million in 2003, including a $2.2 million special inventory charge relating to our acquisition of Meridian. Meridian Medical Technologies is a new segment in the first half of 2003 due to our acquisition of Meridian on January 8, 2003.

      Cost of revenues from royalties increased $0.9 million, or 19.6%, to $5.5 million in 2003 from $4.6 million in 2002. The increase is primarily due to our increased royalty expense that is directly related to the increase in royalty revenue attributable to Adenoscan®.

      Cost of revenues associated with contract manufacturing increased $2.4 million, or 11.9%, to $22.5 million in 2003 from $20.1 million in 2002 due primarily to increases in fixed overhead costs.

      Selling, general and administrative expenses increased $71.7 million, or 42.9%, to $238.8 million in 2003 from $167.1 million in 2002. This increase was primarily attributable to fees and marketing expenses associated with the promotion of Altace® under our Co-Promotion Agreement with Wyeth, and a special charge in the amount of $14.3 million for professional fees that are primarily related to the ongoing SEC investigation of our company and the completed internal review conducted by our Audit Committee, and our acquisition of Meridian. As a percentage of revenues, selling, general, and administrative expenses increased to 33.4% in 2003 compared to 30.9% in 2002.

      Depreciation and amortization expense increased $15.5 million, or 55.2%, to $43.6 million in 2003 from $28.1 million in 2002. This increase was primarily attributable to the amortization of the intangible assets related to our acquisitions during the past year including: Prefest® on May 29, 2002; Intal®, Tilade® and Synercid® on December 30, 2002; Meridian on January 8, 2003; and Sonata® and Skelaxin® on June 12, 2003.

      Research and development expense increased to $213.7 million in the first six months of 2003 from $12.3 million in 2002. This increase was primarily due to special charges totaling $193.0 million for acquired in-process research and development associated with the company’s acquisition of the primary care business of Elan, including the rights to new formulations of Sonata® presently under development and our acquisition of Meridian.

Operating (Loss) Income

      We had a $64.7 million operating loss for the first six months of 2003, a decrease from operating income totaling $229.7 million in the same period of the prior year. This decrease was primarily due to the special items and other factors described above, particularly special charges totaling $193.0 million for acquired in-process research and development relating to our acquisition of rights to new formulations of Sonata® presently under development and our acquisition of Meridian, and the $111.0 million intangible asset impairment special charge related to Florinef®.

Other Income (Expense)

      Interest income decreased $6.8 million, or 59.1%, to $4.7 million in 2003 from $11.5 million in 2002 primarily due to lower balances of invested cash, cash equivalents, and marketable securities, and lower rates of return during 2003 as compared to 2002.

      Interest expense increased $0.6 million, or 10.2%, to $6.5 million in 2003 from $5.9 million in 2002.

      Our financial results in 2003 include income in the amount of $15.6 million to reflect the decrease in the valuation allowance for the convertible notes receivable from Novavax, Inc. SFAS 114 requires that we treat the Novavax convertible notes as an impaired loan because of the decline in the share price of Novavax common stock to levels below that established by our common stock conversion options associated with the convertible notes. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired.

Income Tax (Benefit) Expense

      For the six months ended June 30, 2003 we had an income tax benefit of $8.7 million, which reflects a reduction of $5.8 million in the tax benefit due to the establishment of a valuation allowance against state deferred tax assets and permanent differences generated by the write-off of acquired in-process research and development. Accordingly, our effective tax rate for the first half of 2003 was lower than the federal statutory rate of 35%. The effective tax rate of 37.1% in 2002 was higher than the federal statutory rate of 35% due primarily to permanent differences related to state income taxes.

Net (Loss) Income

      Due to the factors set forth above, we had a net loss of $42.2 million during the six months ending June 30, 2003 as compared to net income of $129.7 million during the six months ending June 30, 2002.

Liquidity and Capital Resources

      We believe that existing balances of cash, cash equivalents and marketable securities, cash generated from operations, existing capacity under our senior secured revolving credit facility and funds available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, in the event we make significant future acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

      On January 8, 2003, we completed our acquisition of Meridian. We paid $44.50 per common share to Meridian shareholders, totaling approximately $246.8 million. We financed the acquisition using our available cash.

      On June 12, 2003, we acquired the primary care business of Elan and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights to potential new formulations, of Sonata® and Skelaxin®, together with Elan’s United States primary care field sales force. Product rights subject to the agreement include those related to Sonata®, a nonbenzodiazepine treatment for insomnia, and Skelaxin®, a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan’s sale of Skelaxin® included the related NDAs, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin®. Elan’s sale of Sonata® included its rights to the product, as well as certain related copyrights. We also acquired certain intellectual property, regulatory, and other assets relating to Sonata® directly from Wyeth. Under the terms of the agreement, we secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata®, other than for use in animals. At the closing of this acquisition, we paid approximately $596.8 million, including transaction costs, plus an additional $163.4 million which was placed into escrow to satisfy the deferred obligations to Wyeth that we assumed in connection with the acquisition. We financed the acquisition through borrowings of $125.0 million under our senior secured revolving credit facility and with cash on hand. The purchase price included the transfer of inventory with a value of approximately $40.0 million. We will also

•	pay royalties on the current formulation of Skelaxin® from the date of closing, and up to $71.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata®;

•	potentially pay $15.0 million if annual net sales of a reformulated version of Sonata® exceed $100.0 million; and

•	potentially pay an additional $25.0 million milestone payment to Elan relating to the ongoing exclusivity of Skelaxin® on January 2, 2004.

Prior to the closing of this transaction, we received a letter on March 13, 2003 from the Federal Trade Commission, or the “FTC,” stating that it was conducting an investigation to determine whether any person has engaged in unfair methods of competition with respect to Elan’s product Skelaxin®. The focus of this investigation was Elan’s listing in the U.S. Food and Drug Administration’s, Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book,” of at least one patent claiming a method of using metaxalone, and other actions with regard to the U.S. Food and Drug Administration, which we refer to as the “FDA,” regulatory processes. As a result of this new information, we commenced an investigation and asked Elan to provide additional information. On March 17, 2003, Elan filed a lawsuit in the Supreme Court of the State of New York seeking to compel us to close the transaction. On May 8, 2003, the FTC advised Elan that it was discontinuing a portion of its investigation with respect to this method of use patent. On May 20, 2003, we reached an agreement with Elan that restructured the terms of the transaction as described above, and, as a result, the litigation has since been dismissed.

      On March 10, 2003, we received a subpoena duces tecum from the SEC with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999 and 2000 and included all documents related to sales of our products to VitaRx and Prison Health Services during 1999 and 2000, our “best price” lists, all documents related to the pricing of our pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace® from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and our Audit Committee’s internal review of issues raised by the SEC investigation. We have cooperated, and will continue to cooperate, in providing information to the SEC.

      In connection with our determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the “Risk Factors” section under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.”

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

      If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which can be predicted or reasonably estimated at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and an increase in professional fees.

      We have placed $46.5 million of our cash on hand in an interest-bearing escrow account. This amount, which we accrued in the fourth quarter of 2002, represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. The accrual adjustment relates solely to the estimated underpayments and excludes any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as we cannot predict or reasonably estimate their likelihood or magnitude at this time. We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We expect to make the requisite payments in the fourth quarter of 2003.

      We drew down $125.0 million on our $400.0 million senior secured revolving credit facility on June 3 and June 6, 2003, the proceeds of which were used to fund a portion of the Elan acquisition on June 12, 2003. As of August 13, 2003, the outstanding principal balance owing under the senior secured revolving credit facility is approximately $65.0 million.

Six Months Ended June 30, 2003

      We generated net cash from operations of $206.1 million for the six months ended June 30, 2003. Our net cash provided from operations was primarily the result of a $42.2 million net loss, adjusted for non-cash depreciation and amortization of $44.1 million, an increase in accrued expenses of $89.7 million, the write-off of in process research and development of $193.0 million, and an impairment charge for intangible assets of $111.0 million. Primary uses of cash within operations included an increase in accounts receivable of $31.6 million, an increase in inventory of $30.5 million, a change in deferred taxes of $98.6 million, a decrease in income taxes payable of $14.0 million and the decrease in the reserve for the Novavax convertible senior notes of $15.6 million, all of which offset the items previously described.

      Investing activities reduced cash flow by $798.0 million primarily consisting of $237.7 million for our purchase of Meridian, $24.8 million for our purchase of property, plant and equipment, and $760.2 million for our purchase of the primary case business of Elan, partially offset by net proceeds from the sale of marketable securities of $227.2 million.

      Financing activities contributed $127.5 million to cash flow due to the proceeds from borrowings in the amount of $125.0 million under our senior secured revolving credit facility, and proceeds in the amount of $2.8 million from the exercise of employee stock options.

Certain Indebtedness and Other Matters

      As of June 30, 2003, we had $471.3 million of long-term debt (including current portion), up to $275.0 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration. As described above, on June 3 and June 6, 2003, we drew down a total of $125.0 million under our senior secured revolving credit facility to fund a portion of our acquisition of Elan’s primary care business on June 12, 2003. As of August 13, 2003, the outstanding principal balance under the senior secured revolving credit facility is approximately $65.0 million.

      On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. At June 30, 2003, approximately $616.0 million remains available to us under the $1.3 billion universal shelf registration statement. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement.

      On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the prime rate or the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $4.9 million of deferred financing costs, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of June 30, 2003, we have complied with these covenants. As of June 30, 2003, there was $125.0 million outstanding under this facility, which we borrowed to fund a portion of our acquisition of Elan’s primary care business.

Capital Expenditures

      Capital expenditures, including capital lease obligations, were $24.8 million and $33.2 million for the six months ended June 30, 2003 and 2002, respectively. The principal capital expenditures during the six months ended June 30, 2003 included property and equipment purchases, new information technology system implementation costs and building improvements for facility upgrades and increased capacity.

      We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2003 of approximately $60.0 million. The principal capital expenditures are anticipated to include property and equipment purchases, new information technology system implementation costs, building improvements for facility upgrades, cost associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Missouri, and Rochester, Michigan.

Impact of Inflation

      We have experienced only moderate raw material and labor price increases in recent years. We have passed some price increases along to our customers and have benefited from sales growth negating most inflationary pressures.

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

•	Allowance for doubtful accounts. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is necessary and if the financial condition of our customers were to worsen, additional allowances may be required.

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

•	Intangible assets. When we purchase products we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price is allocated to product rights, trademarks, patents and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain.

•	Long-lived assets. We review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We review our goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for rebates, returns, and chargebacks in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. We estimate accrued rebates based on a percentage of selling price determined from historical experience. With respect to accruals for estimated Medicaid rebates, we evaluate our historical rebate payments by product as a percentage of historical sales, product pricing and current contracts. At the time of rebate payment, which generally occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for any differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of the rebate, rebate payments remain subject to retroactive adjustment. Returns are accrued based on historical experience. Chargebacks are based on the estimated days of unprocessed claims using historical experience. In all cases, judgment is required in estimating these reserves, and actual claims for rebates, returns and chargebacks could be different from the estimates. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time.

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and

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

•	Novavax convertible senior notes. Our Novavax 4% convertible senior notes are carried at cost, with a valuation allowance which reduces the convertible senior notes to estimated fair value. The estimated fair value was determined by the quoted market price of the underlying securities at the end of the period. The amount of the valuation allowance will be adjusted in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the time the loan is no longer considered to be impaired.

•	Co-Promotion Agreement with Wyeth. We have a Co-Promotion Agreement with Wyeth to promote Altace®. A $75.0 million upfront fee was paid to us by Wyeth and this fee is being amortized on a straight line basis over the life of the agreement as a reduction of co-promotion marketing expenses. Co-promotion fees are paid to Wyeth based on a percentage of net sales of Altace®. We accrue co-promotion fees paid by us at the rate expected for the entire year. The rate is adjusted during the year, if necessary, as it becomes clearer what the actual rate will be. Co-promotion marketing expenses are marketing costs incurred by either us or Wyeth in accordance with the Co-Promotion Agreement. Co-promotion marketing expenses are expensed ratably throughout the year based on our expected portion of the total co-marketing expenses incurred by both parties.

RISK FACTORS

      Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our unaudited consolidated financial statements and related notes. You should also consider the information contained in our annual report on Form 10-K for the year ended December 31, 2002, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this “Risk Factors” section or other sections of this report or our annual report on Form 10-K for the year ended December 31, 2002 actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.

Risks Related to our Business

The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business.

      On March 10, 2003, we received a subpoena duces tecum from the SEC with respect to an SEC investigation of King. The subpoena requested the production of documents focusing on the years 1999 and 2000 and included all documents related to sales of our products to VitaRx and Prison Health Services during 1999 and 2000, our “best price” lists, all documents related to the pricing of our pharmaceutical products provided to any governmental Medicaid agency during 1999, the accrual and payment of rebates on Altace® from 2000 to the present, and other general requests. On May 14, 2003, the SEC issued another subpoena duces tecum, requesting additional documents pertaining to the products Fluogen® and Lorabid®, the King Benevolent Fund, our calculations related to Medicaid rebates, and our Audit Committee’s internal review of issues raised by the SEC investigation. We have cooperated, and will continue to cooperate, in providing information to the SEC.

      In connection with our determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see this “Risk Factors” section under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business” and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the heading “Recent Developments — SEC Investigation, Medicaid and Other Governmental Program Accrual Adjustment, and Related Matters.”

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

      If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC in its investigation, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and an increase in professional fees.

If sales of our major products or royalty payments to us decrease, our results of operations could be adversely affected.

      Altace® accounted for approximately 41.0% and Levoxyl® accounted for approximately 11.4% of our total revenues for the last twelve months ended June 30, 2003, and Altace®, Levoxyl®, Thrombin-JMI®, and royalty revenues collectively accounted for approximately 66.9% of our total revenues during the same period. In addition, we acquired Sonata® and Skelaxin® on June 12, 2003, which together had net sales in the United States and Puerto Rico of approximately $238.0 million in 2002. We believe that sales of these products may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Levoxyl® and Skelaxin®, against generic drug manufacturers, our results of operations could be materially adversely affected.

      Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an abbreviated new drug application, or “ANDA,” with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed against Altace® in the FDA’s Orange Book: U.S. Patent Nos. 4,587,258, the ’258 patent, and 5,061,722, the ’722 patent, two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856, the ’856 patent, a method of use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its new drug application, or “NDA.” This allegation is commonly known as a “Paragraph IV certification.” Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we have filed suit to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, however, we would not receive the full benefit of that 30 month stay. We have also recently amended our complaint, without opposition, to include an allegation of infringement of the ’856 patent by Cobalt. Pursuant to FDA regulations, however, Cobalt is not required to certify against the ’856 patent. While we intend to vigorously enforce our rights under the ’722 and ’856 patents, we cannot assure you that we will be successful. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected. Regardless of the outcome of the lawsuit involving the ’722 and ’856 patents, however, Cobalt has not challenged the validity of the ’258 patent and, therefore, cannot market a generic version of Altace® prior to the expiration of that patent in January 2005.

      Eon Labs, Inc. and CorePharma, LLC have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin®. United States Patent No. 6,407,128, the ’128 patent, a method of use patent relating to Skelaxin®, is listed in the FDA’s Orange Book and does not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ’128 patent. We have filed separate suites against Eon Labs and CorePharma and intend to vigorously enforce our rights under the ’128 patent to the full extent of the law. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected.

      Mylan Pharmaceuticals, Inc. and KV Pharmaceutical Company have each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. United States Patent No. 6,555,581, the ’581 patent, a utility patent with formulation claims relating to Levoxyl®, was issued to us on April 29, 2003. The ’581 patent is listed in the FDA’s Orange Book and does not expire until February 15, 2022. No earlier than April 30, 2003, we received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. On June 24, 2003, we received notice of KV Pharmaceutical’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’581 patent. We have filed separate suits against Mylan and KV Pharmaceutical and intend to vigorously enforce our rights under the ’581 patent to the full extent of the law. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

      We entered into the Co-Promotion Agreement with Wyeth for Altace® partially because we believed a larger pharmaceutical company with more sales representatives and, in our opinion, with substantial experience in the promotion of pharmaceutical products to physicians would significantly increase the sales revenue potential of Altace®. By effectively co-marketing the new indications for Altace® that were approved by the FDA on October 4, 2000, we intend to increase the demand for the product. In the agreement, both of us have incentives to maximize the sales and profits of Altace® and to optimize the marketing of the product by coordinating our promotional activities.

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

      It is possible that we or Wyeth or both of us will not be successful in effectively promoting Altace® or in optimizing its sales. The content of agreed-upon promotional messages for Altace® may not sufficiently convey the merits of Altace® and may not be successful in convincing physicians to prescribe Altace® instead of other ACE inhibitors or competing therapies. The targets for sales force staffing, the number and frequency of details to physicians and the physicians who are called upon may be inadequate to realize our expectations for revenues from Altace®. Neither we nor Wyeth may be able to overcome the perception by physicians of a class effect, which we discuss below. Further, developments in technologies, the introduction of other products or new therapies may make it more attractive for Wyeth to concentrate on the promotion of a product or products other than Altace® or to lessen their emphasis on the marketing of Altace®. Our strategic decisions in dealing with managed health care organizations may not prove to be correct and we could consequently lose sales in this market to competing ACE inhibitor products or alternative therapies. If any of these situations occurred, they could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If our Bristol facility and the Aventis (USA) facility do not remain FDA-approved manufacturing and packaging sites for Altace® or if there is an interruption in the supply of raw material for Altace® or of the finished product, the distribution, marketing and subsequent sales of the product could be adversely affected.

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

      Although the FDA has approved indications for Altace® that are unique among ACE inhibitors, we may be unable to meet investors’ expectations regarding sales of Altace® due to a perceived class effect or the inability to market Altace®’s differentiating uses and indications effectively.

      All prescription drugs currently marketed by pharmaceutical companies may be grouped into existing drug classes, but the criteria for inclusion vary from class to class. For some classes, specific biochemical properties may be the defining characteristic. For example, Altace® (ramipril) is a member of a class of products known as ACE inhibitors because ramipril is one of several chemicals that inhibit the production of enzymes that convert angiotensin, which could otherwise lead to hypertension.

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

      Currently, there is no generic form of Altace® available although Cobalt Pharmaceuticals has filed a Paragraph IV certification pertaining to Altace® which we have described above. That is, there is no product that has the same active ingredient, ramipril, as Altace®. Although no generic substitute for Altace® has been approved by the FDA, there are other ACE inhibitors whose patents have expired or will expire in the next few years and there are generic forms of other ACE inhibitors. Also, there are different therapeutic agents that may be used to treat certain conditions treated by Altace®. For example, the group of products known as angiotensin II receptor blockers, which we refer to as an “ARB,” beta-blockers, calcium channel blockers and diuretics, may be prescribed to treat certain conditions that Altace® is used to treat. New ACE inhibitors or other anti-hypertensive therapies, increased sales of generic forms of other ACE inhibitors or of other therapeutic agents that compete with Altace® may adversely affect the sales of Altace®. In these events, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

      Once we have been notified in writing of Wyeth’s intent to market, sell or distribute a competing product, then Wyeth has 90 days to inform us as to whether it intends to divest its interest in the competing product. If Wyeth elects to divest the competing product, it must try to identify a purchaser and to enter into a definitive agreement with the purchaser as soon as practicable. If Wyeth elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of our Altace® Co-Promotion Agreement. Alternatively, Wyeth and we could agree upon another commercial relationship, such as royalties payable to us for the sale of the competing product, or we could agree to adjust the promotion fee we pay to Wyeth for the co-promotion of Altace®. If Wyeth and we are unable to establish acceptable terms under any of these options, then we have the option at our sole discretion to reacquire all the marketing rights to Altace® and terminate the Co-Promotion Agreement upon 180 days prior written notice to Wyeth. In the event we decided to reacquire all the marketing rights to Altace® we would be obligated to pay Wyeth an amount of cash equal to twice the net sales of Altace® in the United States for the 12 month period preceding the reacquisition. The foregoing could have a material effect on our business, financial condition, results of operations and cash flows.

Our sales of Levoxyl® could be affected by future actions of the FDA, the possible development and approval of a generic substitute for Levoxyl® and our ability to maintain effective patent protection for Levoxyl®.

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

      On May 25, 2001, the FDA approved our NDA for Levoxyl®, our levothyroxine sodium drug product. Other manufacturers of levothyroxine sodium drug products, including Abbott Laboratories who manufactures the competing product Synthroid®, have received FDA approval of NDA’s for their levothyroxine sodium products. The FDA has announced that after August 14, 2001, it will not accept NDA’s for levothyroxine sodium drug products. However, the FDA has stated it will continue to review applications which were submitted by August 14, 2001. Further, the FDA is requiring a phasing-out of the distribution of levothyroxine sodium products for which NDA’s were pending but not approved by August 14, 2001. Other manufacturers who wish to submit an application for an equivalent product after August 14, 2001 must submit an ANDA seeking approval of a generic substitute for a levothyroxine sodium product with an approved NDA. A manufacturer could submit an ANDA demonstrating in vivo bioequivalence (in other words, the two products produce identical effects on the body) to Levoxyl®. If the FDA were to determine that another levothyroxine sodium product is bioequivalent to Levoxyl®, generic substitution for Levoxyl® may become possible which could result in a decrease in sales of our product Levoxyl® and have a material adverse effect upon our results of operations and cash flows.

      During 2001 and 2002, we filed with the U.S. Patent and Trademark Office in excess of 40 applications for U.S. patents concerning our FDA-approved product Levoxyl®. The first U.S. patent on our FDA-approved Levoxyl®, the ’581 patent, a utility patent with composition of matter claims, was issued on April 29, 2003 and extends through February 15, 2022. We cannot assure you that any or all of the other patent applications currently under review will be granted, or whether any or all of the resulting patents will provide Levoxyl® with additional protection from possible generic substitution. As noted above, Mylan and KV Pharmaceutical have each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. The ’581 patent, a utility patent with formulation claims relating to Levoxyl®, was issued to us on April 29, 2003. The ’581 patent is listed in the FDA’s Orange Book and does not expire until February 15, 2002. No earlier than April 30, 2003, we received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. On June 24, 2003, we received notice of KV Pharmaceutical’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’581 patent. We have filed separate suits against Mylan and KV Pharmaceutical and intend to vigorously enforce our rights under the ’581 patent to the full extent of the law. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected.

      On March 26, 2002, Jerome Stevens filed a Petition for Stay of Action (assigned Docket No. 02P1035) with the FDA seeking redress from the FDA for the public disclosure on the FDA’s website of alleged trade secrets relating to the manufacturing process for Jerome Stevens’ orally-administered levothyroxine sodium drug product Unithroid. While Jerome Stevens does not specifically request that the FDA stay any action with respect to our levothyroxine sodium drug product Levoxyl®, Jerome Stevens does request, among other broad remedies, that the FDA “immediately and indefinitely stay . . . all grants of drug pre-market authority that used, relied on, or were based on Jerome confidential and trade secret manufacturing information . . . .” We have filed a Comment on Jerome Stevens’ Petition with the FDA, stating that the NDA for Levoxyl® was filed with the FDA before the disclosure of Jerome Stevens’ alleged trade secrets, and that the approval of the Levoxyl® NDA is unrelated to such disclosure. Based on these facts, we do not believe that Jerome Stevens’ Petition applies to Levoxyl®. However, if the FDA were to determine that there is a valid legal basis for suspension or withdrawal of substantial FDA approval of the Levoxyl® NDA, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      We filed a Citizen’s Petition with the FDA on March 28, 2003 requesting that the FDA refrain from approving or accepting for filing any ANDA or supplemental ANDA for levothyroxine sodium drug products until adequate standards for establishing bioequivalence for levothyroxine sodium drug products are adopted in accordance with FDA procedures. If the FDA approves an ANDA for a generic equivalent of Levoxyl® under the current standards, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We cannot assure you that we will not have to take additional charges related to the divestiture of Lorabid® or that sales of Lorabid® will increase in the future.

      Under the supply agreement with Eli Lilly, we continue to be obligated to make minimum purchases of Lorabid® inventory. Based on changes in estimated prescription trends, we believe the minimum purchase commitments under the supply agreement are greater than inventory quantities we will be able to sell to our customers. As a result, during the fourth quarter of 2002, we recorded a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand. Additionally, during the fourth quarter of 2002, we recorded an intangible asset impairment charge in the amount of $66.8 million and a charge in the amount of $15.2 million attributable to inventory contributions, the latter resulting from our decision to divest our rights to Lorabid®. If sales of Lorabid® continue to decline, if we terminate the supply agreement with Eli Lilly, or if we are unable to secure adequate Lorabid® inventory purchase commitments from a buyer of the Lorabid® rights, we may incur additional losses in the future. Further, in the event of further decline in the fair value of Lorabid®, we may incur additional charges. We cannot assure you that we will be able to divest our rights to Lorabid® on acceptable terms or at all or that we will not incur additional charges in connection with this product. These charges and minimum purchase requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sales of certain of our women’s health products have been and may continue to be negatively affected by the perception of an increase in certain health risks associated with the use of combination hormone replacement therapies and oral estrogen replacement therapies.

      From time to time studies on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which when published may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. For example, an ongoing clinical trial entitled the Women’s Health Initiative is being conducted by the National Institutes of Health. Data from that trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone replacement therapy and oral estrogen replacement therapy markets generally, which include our products Prefest®, Menest® and Delestrogen® and may affect our future marketing efforts for Estrasorb™. We cannot assure you that sales of our currently marketed products will not continue to be negatively affected by the perception created by the data released to date or any additional data that may be released in the future. If sales of these products continue to be negatively affected by the perception created by data associated with the Women’s Health Initiative, there may be a material adverse effect on our business, financial condition, results of operations and cash flows.

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets and goodwill for impairment. If events such as generic competition or inability to manufacture or obtain sufficient supply of product occur that cause the sales of our products to decline, the intangible asset value of any declining product could become impaired.

      As of June 30, 2003, we had $2.0 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product’s net book value, resulting in a non-cash impairment charge. For example, during the fourth quarter of 2002, we decided to divest our rights to Lorabid®, resulting in an impairment charge of $66.8 million. Additionally, the FDA approved for sale generic substitutes for our product Florinef® in March 2002 and in January 2003. During the first quarter of 2003, we recorded an intangible asset impairment charge of $111.0 million related to this product due to revised sales projections for Florinef® triggered by the entry of a second generic product into the market. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      We recently completed several acquisitions including Intal®, Tilade® and Synercid® from Aventis in December 2002 and Meridian in January 2003. Additionally, we acquired a primary care business in the United States and Puerto Rico from Elan on June 12, 2003, which includes the products Sonata® and Skelaxin® and a dedicated primary care field sales force consisting of over 350 individuals. We anticipate that the integration of these acquisitions into our business will require significant management attention and may require the further expansion of our existing sales force or newly-acquired sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are not able to develop or license new products, our business may suffer.

      We compete with other pharmaceutical companies, including large pharmaceutical companies with financial resources and capabilities substantially greater than ours, in the development and licensing of new products. We cannot assure you that we will be able to

•	engage in product life cycle management to develop new indications and line extensions for existing and acquired products;

•	successfully develop, license or successfully commercialize new products on a timely basis or at all;

•	develop or license new products in a cost effective manner; or

•	obtain FDA approvals necessary to successfully implement the strategies described above.

      For example, we are

•	engaged in the development of a modified-release formulation of Sonata®;

•	engaged in new formulation development for Skelaxin®;

•	in exclusive license agreements with Novavax to promote, market, distribute and sell Estrasorb™, a topical transdermal estrogen replacement therapy, Androsorb™, a topical testosterone replacement therapy for testosterone deficient women, and other women’s health products;

•	engaged in the development of binodenoson, a myocardial pharmacologic stress imaging agent;

•	engaged in the development of a new inhaler for Intal® using the alternative propellant hydrofluoro-alkane, or “HFA,” and a diazepam-filled auto-injector, each of which is under FDA review;

•	in an exclusive licensing agreement with Beartown to manufacture, market, distribute and sell tetrac, once approved, as a compound for the suppression of pituitary secretion of thyroid stimulating hormone (TSH); and

•	in a licensing agreement with SkyePharma PLC to develop and commercialize a modified-release formulation of Altace® utilizing SkyePharma’s patented oral drug delivery technology Geomatrix®.

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

and thereby have a negative impact on the sales of our newly developed or licensed products. Technological developments or the FDA’s approval of new products or of new therapeutic indications for existing products may make our existing products or those products we are licensing or developing obsolete or may make them more difficult to market successfully, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We do not have proprietary protection for most of our branded pharmaceutical products, and our sales could suffer from competition by generic substitutes.

      Although most of our revenue is generated by products not subject to competition from generic products, there is no proprietary protection for most of our branded pharmaceutical products, and generic substitutes for many of these products are sold by other pharmaceutical companies. Even our products that currently have no generic substitute could face generic competition if generics are developed by other companies and approved by the FDA. For example, Florinef® is subject to competition from two generics, one approved by the FDA in March 2002 and the other approved in January 2003. We are also aware that an ANDA for Cortisporin® ophthalmic suspension which was previously inactive has been reactivated by the FDA with a new sponsor. We understand the sponsor entered the market as of April 14, 2003 with a generic equivalent for Cortisporin® ophthalmic suspension. The entry of the generic has negatively affected our market share for this product. Accordingly, our business, financial condition, results of operations and cash flows could be materially adversely affected. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes. Also, our branded products for which there is no generic form available may face competition from different therapeutic agents used for the same indications for which our branded products are used. Increased competition from the sale of generic pharmaceutical products or from different therapeutic agents used for the same indications for which our branded products are used may cause a decrease in revenue from our branded products and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Effective August 18, 2003, the FDA may approve generic substitutes of branded pharmaceutical products in a shorter period of time due to recent regulatory changes. Previously, the FDA required that generic applicants claiming patent invalidity or non-infringement give us notice each time either an ANDA was submitted or amended to claim invalidity or non-infringement of newly listed patents. If we filed a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA was barred from approving the ANDA for 30 months unless specific events occurred sooner. To avoid multiple 30-month stays for the same branded drug, the FDA’s new regulations now only require one such notice. Under the new regulations, if an ANDA applicant had already provided patent invalidity or non-infringement notice to us about a particular branded drug, we will not get a second notice or opportunity for another stay for that drug. As a result generic substitutes of our branded pharmaceutical products could be approved sooner.

      The FDA’s new regulations also significantly change patent listing requirements in the FDA’s Orange Book. Only patents listed in the FDA’s Orange Book are eligible for protection by a 30-month stay. We are now required to list all patents that claim a composition of matter relating to a drug or a method of using a drug. Previously, this provision was interpreted broadly, allowing the listing of many drug patents. The FDA’s new regulations prohibit listing of certain types of patents, including patents claiming certain metabolites (the active moiety that results from the body’s metabolism of the drug substance), intermediates (namely, substances not present in the finished product), certain methods of use, or patents claiming certain product packaging. As such, some patents that may issue in the future may not be eligible for listing in the FDA’s Orange Book and thus not eligible for protection by a 30-month stay.

Any significant delays or difficulties in the manufacture of or supply of materials for our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.

      We manufacture many of our products in facilities we own and operate. These products include Altace®, Levoxyl® and Thrombin-JMI®, which together represent approximately 62.0% of our revenues for the last twelve months ended June 30, 2003. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

      A portion or all of many of our product lines, including Altace®, Skelaxin®, Sonata®, Bicillin®, Prefest®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured by third parties. Once approved, Estrasorb™ will be manufactured for us by Novavax. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

      Our supply agreement for Bicillin® with Wyeth expires on July 7, 2004. There are limitations on the number of units over and above current estimated demand for this product we can order under our supply agreement with Wyeth. Furthermore, the expiration dating on this product is limited to 24 months. We may not be able to extend our agreement with Wyeth and we may not be able to secure a new manufacturing source for sufficient quantities of Bicillin® on commercially acceptable terms. If we are unable to extend the existing supply agreement or if we are unable to secure a new source of supply, then we may not be able to distribute this product as planned or the value of the assets could be impaired, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the twelve months ended June 30, 2003, net sales of Bicillin® totaled $42.0 million.

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

•	may not be successful in developing the products or product line extensions for us;

•	may face financial or business related difficulties which could make it difficult or impossible for them to continue business operations; or

•	may otherwise breach or terminate their agreements with us.

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

      The Parkedale facility was inspected by the FDA in March 2003 and by an FDA Team Biologics inspector in August 2003. When an FDA inspector completes an authorized inspection of a manufacturing facility, the inspector typically provides the owner/operator of the facility with a written report listing the inspector’s observations of objectionable conditions and practices. This written report is known as an “FDA Form 483” or simply as a “483.” The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the March 2003 inspection. While no law or regulation requires us to respond to a 483, we have submitted a written response detailing our plan of action with respect to each of the observations made on the 483 and our commitment to correct any objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with cGMPs. While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operations and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The 483 from March 2003 does not require us to delay or discontinue the production of any products made at the Parkedale facility. Our Parkedale facility did not receive a 483 following the August 2003 inspection.

We are near maximum capacity at our Middleton facility which will limit our ability to increase production of Thrombin-JMI®.

      We are currently working on long-term strategies to expand our production capacity for Thrombin-JMI® which should potentially be completed in the next two to three years. These long-term strategies may further expand our manufacturing capacity for Thrombin-JMI® upon completion. We cannot assure you that our plans to expand our production capacity for Thrombin-JMI® will be successful and/or timely. If we cannot successfully and timely expand our production capacity for Thrombin-JMI®, our ability to increase production of Thrombin-JMI® will be limited, thereby limiting our unit sales growth for this product.

If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property, our business could be harmed.

      We may not be successful in securing or maintaining proprietary patent protection for our products or products and technologies we develop or license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. Some of our major branded pharmaceutical products have proprietary patent protection, including Altace® with composition of matter patents that do not expire until January 2005 and October 2008, and a method of use patent that does not expire until April 2012. All of these patents are listed in the FDA’s Orange Book. A challenge to these patents can be subject to expensive litigation. As we mentioned earlier, Cobalt has filed an ANDA seeking permission from the FDA to market a generic version of Altace® prior to the expiration of the ’722 patent, but not before January 2005, the expiration date of the ’258 patent. Additionally, as mentioned above, Mylan and KV Pharmaceutical have each filed ANDAs seeking permission from the FDA to market a generic version of Levoxyl® prior to the expiration of the ’581 patent. Furthermore, as noted above, each of Eon Labs and CorePharma has filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® prior to the expiration of the ’128 patent.

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

      During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. The loan is impaired as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” We established a valuation allowance in the second quarter of 2002 which was adjusted in subsequent quarters during 2002 and 2003. As of June 30, 2003, the valuation allowance for the Novavax convertible notes equaled $19.8 million. We will adjust the amount of the valuation allowance in future periods until the loan is no longer considered to be impaired. We may incur additional charges related to our investment in the convertible notes. Accordingly, these charges may adversely impact our earnings.

Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.

      Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 601 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture; if we are unable to develop purification procedures at our facilities that are in accordance with the FDA’s expectations for biological products generally, the FDA could limit our ability to manufacture biological products at those facilities.

      The source material for our product Thrombin-JMI® comes from bovine plasma and lung tissue. Bovine-sourced materials from outside the United States may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Although no BSE has been documented in the United States, the United States is considered a Category II BSE-risk country, meaning that the United States is probably BSE-free but has some history of importing cattle from the United Kingdom and Canada.

      We receive the bovine raw materials from a single vendor and any interruption or delay in the supply of that material could adversely affect the sales of Thrombin-JMI®. In addition to other actions taken by us and our vendor to minimize the risk of BSE, we are developing steps to further purify the material of other potential contaminants. We will continue surveillance of the source and believe that the risk of BSE contamination in the source materials for Thrombin-JMI® is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI®. If BSE spreads to the United States, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

      The FDA expects manufacturers of biological products to have validated processes capable of removing extraneous viral contaminants to a high level of assurance. As a result, many manufacturers of biologics are currently engaged in developing procedures to remove potential extraneous viral contaminants from their products. We are in the process of developing appropriate processing steps to achieve maximum assurance for the removal of potential extraneous viral contaminants from Thrombin-JMI®, which does not include BSE because it is not a viral contaminant. If we are not successful in gaining FDA approval for these processes, our ability to manufacture Thrombin-JMI® may be adversely affected. We cannot assure you that we will be successful in these efforts. Failure to obtain the FDA’s approval for these procedures could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

A failure by Dey, L.P. to successfully market the EpiPen® auto-injector or an increase in competition could have a material adverse effect on our results of operations.

      We recently acquired the EpiPen® auto-injector through our acquisition of Meridian. Dey, L.P. markets EpiPen® through a supply agreement that expires on December 31, 2010. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen® worldwide. Although demand for EpiPen® continues to be strong due to increased awareness of the health risks associated with allergic reactions, we expect competition to intensify. We understand that a new competitive product manufactured by Hollister-Stier Laboratories LLC has received FDA approval. The new product, TwinJect® Auto-Injector (epinephrine) injection, is not a therapeutically equivalent product but has the same indications, same usage and the same route of delivery as EpiPen®. Users of EpiPen® would have to obtain a new prescription in order to substitute TwinJect®. The supply agreement with Dey includes minimum purchase requirements that are less than Dey’s purchases in recent years. A failure by Dey to successfully market and distribute EpiPen® or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our relationship with the U.S. Department of Defense and other government entities is subject to risks associated with doing business with the government.

      All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. The unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. If this surge capability provision becomes operative, we may be required to devote more of our Meridian Medical Technologies segment manufacturing capacity to the production of products for the government which could result in less manufacturing capacity being devoted to products in this segment with higher profit margins. Our supply contracts with the Department of Defense are subject to post-award audit and potential price determination. These audits may include a review of our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while costs already reimbursed must be refunded. Therefore, a post-award audit or price redetermination could result in an adjustment to our revenues. From time to time the Department of Defense makes claims for pricing adjustments with respect to completed contracts. No claims are currently pending. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

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

      Federal law requires that any company that participates in the Medicaid rebate program extend comparable discounts to qualified purchasers under the Public Health Service, or “PHS,” pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebates to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

      In addition, we make our products available to authorized users of the Federal Supply Schedule, or “FSS,” of the General Services Administration under an FSS contract negotiated by the Department of Veterans Affairs. The Veterans Health Care Act of 1992, or “VHCA,” imposes a requirement that the prices we charge to agencies under the FSS be discounted by a minimum of 24% off the average manufacturer price charged to non-federal customers. Our computation of the average manufacturer price to non-federal customers is used in establishing the FSS price for federal purchasers. The government maintains the right to audit the accuracy of our computations. Among the remedies available to the government for failure to accurately calculate FSS pricing and the average manufacturer price charged to non-federal customers is recoupment of any overpayments made by FSS purchasers as a result of errors in computations that affect the FSS price.

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

      As discussed in this “Risk Factors” section under the heading “The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the heading “Recent Developments — SEC Investigation, Medicaid and Other Governmental Program Accrual Adjustment, and Related Matters,” we determined recently that we had underaccrued for estimated amounts due under Medicaid and other governmental pricing programs, and recorded an adjustment of $46.5 million to net sales and accrued expenses in the fourth quarter of 2002. This amount represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, including amounts owing to the Department of Veterans Affairs and PHS. We have contacted the Centers for Medicare and Medicaid Services, the Office of Inspector General at the Department of Health and Human Services, and the Department of Justice in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in the third or fourth quarter of 2003. The SEC, the Centers for Medicare and Medicaid Services, the Office of Inspector General, the Department of Justice and other governmental agencies that might be investigating or might commence an investigation of King could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

If we are unable to obtain approval of new HFA propellants for Intal® and Tilade®, our sales of these products could be adversely affected.

      Under government regulations, chlorofluorocarbon compounds are being phased out because of environmental concerns. Our products Intal® and Tilade® currently use these compounds as propellants. A new inhaler for Intal® using the alternative propellant hydrofluoroalkane, or “HFA”, is under review by the FDA.

In the event we cannot obtain approval for alternative propellants for both Intal® and Tilade® before the final phase-out date of chlorofluorocarbon compounds or if we are unable to maintain an adequate supply of chlorofluorocarbon compounds for the production of these products prior to this date, our ability to market these products could be materially adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include:

•	a classified Board of Directors;

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock;

•	advance notice requirements for nominations for election to our Board of Directors; and

•	special voting requirements for the amendment of our charter and bylaws.

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

•	variations in our results of operations;

•	perceived risks and uncertainties concerning our business;

•	announcements of earnings;

•	failure to meet or exceed our own specific projections for revenue, product sales and earnings per share;

•	failure to meet timelines for product development or other projections or forward-looking statements we may make to the public;

•	failure to meet or exceed security analysts’ financial projections for our company;

•	comments or recommendations made by securities analysts;

•	general market conditions;

•	perceptions about market conditions in the pharmaceutical industry;

•	announcements of technological innovations or the results of clinical trials or studies;

•	changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

•	changes in domestic or foreign governmental regulations or regulatory approval processes; and

•	announcements concerning regulatory compliance and government agency reviews.

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

      We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $60.0 million for aggregate annual claims with a $10.0 million aggregate annual deductible; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are not able to obtain product liability insurance with respect to our products Prefest®, Menest®, Delestrogen®, Pitocin® and Nordette®, each a women’s healthcare product. With respect to any product liability claims relating to these products, we would be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Although product returns were approximately 2.8% of gross sales for the last twelve months ended June 30, 2003, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

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

      We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to include, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly (in the civil context), or knowingly and willfully (in the criminal context), presenting, or causing to be presented for payment to third-party payors (including Medicaid and Medicare) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. As discussed in this “Risk Factors” section under the heading “The SEC investigation, other possible governmental investigations, and securities litigation could have a material adverse effect on our business” and elsewhere in this report, we are in the process of quantifying and reporting to governmental agencies our underpayment of amounts due under Medicaid and other governmental pricing programs.

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

      From time to time studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which, when published, may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. One example of these types of studies is the Women’s Health Initiative, which we discuss more fully in this “Risk Factors” section under the heading of “Sales of certain of our women’s health products have been and may continue to be negatively affected by the perception of an increase in certain health risks associated with the use of combination hormone replacement therapies and oral estrogen replacement therapies.” In the event of the publication of negative results of studies or clinical trials related to our branded pharmaceutical products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

      Our largest product Altace® competes in the market with other cardiovascular therapies, including in particular, the following ACE inhibitors or any generic equivalents:

•	Zestril® (AstraZeneca plc),

•	Acupril® (Pfizer, Inc.),

•	Prinivil® (Merck & Co., Inc.),

•	Lotensin® (Novartis AG),

•	Monopril® (Bristol-Myers Squibb Company),

•	Vasotec® (Biovail Corporation),

•	Capoten® (Bristol-Myers Squibb Company), and

•	Mavik® (Abbott Laboratories).

      Our product Levoxyl® competes with levothyroxine sodium products, including in particular the following and any generic equivalents:

•	Synthroid® (Abbott Laboratories),

•	Levothroid® (Forest Laboratories, Inc.), and

•	Unithroid® (Jerome Stevens Pharmaceuticals, Inc.).

      We intend to market these products aggressively by, among other things

•	detailing and sampling to the primary prescribing physician groups, and

•	sponsoring physician symposiums, including continuing medical education seminars.

      Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, the FDA approved for sale generic substitutes for Florinef® in March 2002 and in January 2003 and for Cortisporin® ophthalmic suspension in April 2003.

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

      These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report.

      Forward-looking statements in this report include, but are not limited to:

•	the future growth potential of, and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Levoxyl®, Thrombin-JMI® and Sonata®;

•	expectations regarding the enforceability of product-related patents including in particular patents related to Altace®, Levoxyl® and Skelaxin®;

•	expected trends and projections with respect to particular income and expense line items;

•	the development and potential commercialization of Estrasorb™, Androsorb™ and other products by Novavax and King;

•	the development and approval of binodenoson, pre-clinical programs, and product life-cycle development projects;

•	the development of a modified-release Altace®;

•	the development of a modified-release Sonata®;

•	the development of new formulations for Skelaxin®;

•	the development and approval of a diazepam-filled auto-injector, and new inhalers for Intal® and Tilade® using the alternative propellant HFA;

•	our continued successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to Estrasorb™; our diazepam-filled auto-injector; and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding patent approvals including those patents pending for Levoxyl® and Tigan® 300mg capsules and the protections to be provided by these patents if issued;

•	expectations regarding the outcome of various pending legal proceedings including the Altace®, Levoxyl® and Skelaxin® patent challenges, the SEC investigation, other possible governmental investigations, securities litigation, and other legal proceedings described in this report;

•	the ongoing implementation of our new information technology system; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

      These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this annual report.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

      Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

      As of June 30, 2003, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

      We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method.

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of our convertible debentures are affected by our stock price.

Item 4.	Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Controls. As set forth in our 2002 Form 10-K in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the heading “Recent Developments,” we have undertaken a substantial process to enhance our compliance with Medicaid and other governmental pricing program requirements. This process partially constitutes corrective action with respect to a condition that our auditors, as part of their audit of the consolidated financial statements for the year ended December 31, 2002, have identified as a significant deficiency (as defined under standards established by the American Institute of Certified Public Accountants). In addition, effective August 1, our chief executive officer, appointed a corporate compliance officer. There have not been any additional significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this Item is incorporated by reference to Note 8 to the condensed consolidated financial statements included elsewhere in this report.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	—	Certification of Jefferson J. Gregory, Chairman and Chief Executive Officer of King Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of James R. Lattanzi, Chief Financial Officer of King Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Jefferson J. Gregory, the Chairman and Chief Executive Officer of King Pharmaceuticals, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of James R. Lattanzi, Chief Financial Officer of King Pharmaceuticals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2003:

(1) A Current Report on Form 8-K filed April 8, 2003 reported under Item 5 additional information pertaining to our announcement on March 31, 2003 that we filed a Form 12b-25 with the Securities and Exchange Commission (the “SEC”) providing for a 15-calendar-day extension for submitting our Form 10-K for the year ended December 31, 2002, to the SEC.

(2) A Current Report on Form 8-K filed April 16, 2003 reported under Item 5 additional information pertaining to our announcement that, on March 11, 2003, we received a letter from the SEC with respect to an SEC investigation. The letter was accompanied by a subpoena requesting the production of documents. In light of the SEC investigation and as recommended by our management, the Audit Committee of our Board of Directors initiated its own related internal review and retained independent counsel, who retained an independent accounting firm, to assist the Audit Committee. On March 31, 2003, because the audit committee’s investigation was not complete and no conclusions had been reached, we filed a Form 12b-25 with the SEC to obtain a 15-day extension for filing our Form 10-K in order to provide the Audit Committee and its independent legal counsel with additional time to conduct a more thorough review.

(3) A Current Report on Form 8-K filed April 25, 2003 furnished under Item 9 Regulation FD Disclosure pertaining to our issuance of a press release which provided a preview of our first quarter 2003 financial results and our announced plans to release our first quarter 2003 results on May 6, 2003.

(4) A Current Report on Form 8-K filed May 6, 2003 furnished under Item 12 our financial results for the quarter ended March 31, 2003.

(5) A Current Report on Form 8-K filed May 21, 2003 reported under Item 5 the restructuring of the asset purchase agreement with Elan Corporation, plc and provided revised financial projections reflecting the proposed transaction.

(6) A Current Report on Form 8-K filed June 13, 2003, reported under Item 2 the acquisition of Elan Corporation, plc’s primary care business in the United States and Puerto Rico, which includes two branded prescription pharmaceutical products, including rights to potential new formulations of the products, together with Elan’s experienced primary care field sales force.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

Date: August 14, 2003

By:	/s/ JEFFERSON J. GREGORY

Jefferson J. Gregory
Chief Executive Officer

Date: August 14, 2003

By:	/s/ JAMES R. LATTANZI

James R. Lattanzi
Chief Financial Officer