Form 10-Q
period 2003-09-30
KING PHARMACEUTICALS INC
filed 2003-11-14
CIK 1047699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Number of shares outstanding of Registrant’s common stock as of November 10, 2003: 241,140,832

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,
	2003	December 31,
	(unaudited)	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118,504	$588,225
Restricted cash	122,253	—
Marketable securities	—	227,263
Accounts receivable, net of allowance for doubtful accounts of $9,720 and $7,513	229,305	159,987
Inventories	251,728	167,153
Deferred income taxes	101,516	106,168
Prepaid expenses and other current assets	14,133	12,906

Total current assets	837,439	1,261,702

Property, plant and equipment, net	247,155	217,114
Intangible assets, net	1,785,838	1,219,571
Goodwill	126,616	12,742
Other assets (includes $46,120 of restricted cash)	103,470	39,531
Deferred income tax assets	9,287	—

Total assets	$3,109,805	$2,750,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,729	$49,889
Accrued expenses	493,030	297,528
Income taxes payable	62,255	21,247
Current portion of long-term debt	1,176	1,300

Total current liabilities	612,190	369,964

Long-term debt:
Convertible debentures	345,000	345,000
Senior subordinated notes	93	93
Deferred income taxes	—	33,596
Other long-term liabilities	152,400	70,824

Total liabilities	1,109,683	819,477

Commitments and contingencies (note 8)
Shareholders’ equity	2,000,122	1,931,183

Total liabilities and shareholders’ equity	$3,109,805	$2,750,660

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Net sales	$407,929	$300,708	$1,090,881	$815,278
Royalty revenue	16,275	14,997	47,876	41,025

Total revenues	424,204	315,705	1,138,757	856,303

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	90,421	63,562	262,569	166,898

Selling, general and administrative	89,124	46,473	210,935	132,484
Co-promotion fees	46,109	53,652	163,049	134,747

Total selling, general, and administrative	135,233	100,125	373,984	267,231

Research and development	8,758	6,448	29,487	18,779
Research and development — in process upon acquisition	—	—	193,000	—

Total research and development	8,758	6,448	222,487	18,779

Depreciation and amortization	39,698	15,603	83,323	43,743
Intangible asset impairment	—	—	110,970	—
Gain on sale of products	(10,312)	—	(10,312)	—

Total operating costs and expenses	263,798	185,738	1,043,021	496,651

Operating income	160,406	129,967	95,736	359,652

Other income (expense):
Interest income	1,037	5,952	5,729	17,410
Interest expense	(3,669)	(3,143)	(10,137)	(9,028)
Valuation benefit (charge) — convertible notes receivable	9,338	548	24,952	(27,378)
Other, net	(36)	87	(134)	(994)

Total other income (expense)	6,670	3,444	20,410	(19,990)

Income before income tax	167,076	133,411	116,146	339,662
Income tax expense	60,989	49,166	52,267	125,699

Net income	$106,087	$84,245	$63,879	$213,963

Income per common share:
Basic:
Net income	$0.44	$0.35	$0.27	$0.87

Diluted:
Net income	$0.44	$0.35	$0.26	$0.87

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2001	247,692,984	$1,361,563	$546,721	$—	$1,908,284
Comprehensive income:
Net income	—	—	213,963	—	213,963
Unrealized gain on marketable securities, net of tax	—	—	—	423	423

Total comprehensive income					214,386
Stock repurchases	(6,828,680)	(155,390)	—	—	(155,390)
Exercise of stock options	397,916	3,996	—	—	3,996

Balance at September 30, 2002	241,262,220	$1,210,169	$760,684	$423	$1,971,276

Balance at December 31, 2002	240,624,751	$1,201,897	$729,241	$45	$1,931,183
Comprehensive income:
Net income	—	—	63,879	—	63,879
Unrealized gain on marketable securities, net of tax	—	—	—	1,341	1,341
Foreign currency translation	—	—	—	144	144

Total comprehensive income					65,364
Exercise of stock options	512,476	3,575	—	—	3,575

Balance at September 30, 2003	241,137,227	$1,205,472	$793,120	$1,530	$2,000,122

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities	$368,485	$325,552

Cash flows from investing activities:
Purchases of marketable securities	(25,903)	(597,873)
Proceeds from the sale of marketable securities	253,097	457,461
Transfer (to)/from restricted cash	(48,083)	—
Loans receivable	8,668	—
Purchases of property, plant and equipment	(33,530)	(48,771)
Acquisition of primary care business of Elan	(761,745)	—
Purchase of convertible senior notes	—	(10,044)
Acquisition of Meridian Medical Technologies, Inc., net of cash acquired	(238,498)	—
Purchase of product rights	(9,000)	(120,300)
Proceeds from sale of products	13,310	—
Proceeds from sale of assets	261	4,358

Net cash used in investing activities	(841,423)	(315,169)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	3,555	3,996
Purchase of common stock	—	(155,390)
Debt issuance costs	(214)	(4,850)
Proceeds from revolving credit facility	125,000	—
Payments on revolving credit facility	(125,000)	—
Payments on other long-term debt and capital lease obligations	(124)	(207)

Net cash provided by (used in) financing activities	3,217	(156,451)

Decrease in cash and cash equivalents	(469,721)	(146,068)
Cash and cash equivalents, beginning of period	588,225	874,602

Cash and cash equivalents, end of period	$118,504	$728,534

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(In thousands)

1.     General

      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The year-end condensed consolidated balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2003.

2.     Stock Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation.” Accordingly, since options were granted with exercise prices equal to the then quoted market prices, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company’s net income and diluted income per common share would have been adjusted to the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income:
As reported	$106,087	$84,245	$63,879	$213,963
Compensation costs for options granted	(353)	(42)	(445)	(556)

Pro forma	$105,734	$84,203	$63,434	$213,407

Diluted income per common share:
Net income:
As reported	$0.44	$0.35	$0.26	$0.87

Pro forma	$0.44	$0.35	$0.26	$0.86

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used for grants for the three months ended September 30, 2003 and 2002:

	Three Months Ended
	September 30,

	2003	2002

Expected life of option	4.00	4.00
Risk-free interest rate	2.84%	3.49%
Expected volatility	71.79%	76.00%
Expected dividend yield	0.00%	0.00%

3.     Earnings Per Share

      The basic and diluted income per common share was determined using the following share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic income per common share:
Weighted average common shares	241,066	241,840	240,932	245,535

Diluted income per common share:
Weighted average common shares	241,066	241,840	240,932	245,535
Effect of stock options	517	1,033	567	1,472

Weighted average common shares	241,583	242,873	241,499	247,007

      The weighted average stock options that were anti-dilutive at September 30, 2003 and 2002 were 2,898 and 2,578, respectively. The convertible debentures could also be converted into 6,878 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because such contingencies were not fulfilled, the convertible debentures were not considered in the calculation of diluted income per common share.

4.     Inventories

      Inventory consists of the following:

	September 30,	December 31,
	2003	2002

Finished goods (including $14,361 and $17,951 of sample inventory, respectively)	$138,181	$110,623
Work-in-process	16,311	7,810
Raw materials	117,754	56,778

	272,246	175,211
Inventory valuation allowance	(20,518)	(8,058)

	$251,728	$167,153

5.     Acquisitions

      On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights to potential new formulations of, Sonata® and Skelaxin®, together with Elan’s United States primary care field sales force. The Company believes that the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of these branded pharmaceutical products should provide additional growth opportunities in the branded pharmaceuticals segment through promotional activities, development opportunities and a significantly expanded field sales force. Product rights subject to the agreement include those related to Sonata®, a nonbenzodiazepine treatment for insomnia, and Skelaxin®, a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan’s sale of Skelaxin® included related New Drug Applications, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin®. Elan’s sale of Sonata® included its rights to the product, as well as certain related copyrights. The Company also acquired certain intellectual property, regulatory, and other assets relating to Sonata® directly from Wyeth. Under the terms of the agreement, the Company secured an exclusive license to the intellectual property rights, in the United States, its territories and possessions and Puerto Rico, of both Wyeth and Elan to the extent they relate to new formulations of Sonata®, other than for use in animals.

      The total estimated purchase price of $814,368, includes the cost of acquisition, assumed liabilities, and a portion of contingent liabilities. See the allocation of the purchase price in the table below. The identifiable intangible assets have been assigned useful lives with a weighted-average range of 16.5 years. The purchase price allocation among the assets acquired and the assignment of lives to the intangible assets are preliminary and subject to further evaluation, as the Company has not yet finalized its valuation of intangible assets acquired. In connection with this acquisition, $163,416 was placed into escrow to satisfy the deferred obligations to Wyeth that were assumed by the Company in connection with the acquisition. Since the Company is entitled to the interest income and can direct investments of the escrow fund, the Company has included the escrow amount in current restricted cash and other long-term assets as restricted cash. The $163,416 placed into escrow was included in the purchase price as liabilities acquired. These deferred obligations are payable on a quarterly basis through March 2005. As of September 30, 2003, $120,290 remains in the escrow fund.

      The Company also will pay royalties on net sales of the current formulation of Skelaxin® from the date of closing and certain significant development and regulatory milestones relating to the ongoing reformulation of Sonata®. Contingent liabilities include a portion of the following conditional obligations of the Company:

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

      Of the total estimated purchase price, $175,000 was allocated to an acquired in-process research and development project associated with the Company’s acquisition of rights to new formulations of Sonata®. Specifically, the goal of the project is to successfully develop a modified-release formulation of Sonata® that enables patients who have difficulty staying asleep to remain asleep for a longer period of time when utilizing the reformulated product. The value of the acquired in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval as of that date and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach with the assistance of an independent valuation specialist. The estimated cash flows were projected over a 25-year period utilizing a discount rate of 20%. The estimated cost to complete the project is approximately $120,000, which includes up to $71,000 that will be paid upon successful attainment of certain significant development milestones of the project. The project is currently in Phase I of clinical development. The Company believes that there is a reasonable probability of completing the project successfully. However,

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the success of the project depends on the outcome of future clinical trials involving a modified-release formulation of Sonata® and the U.S. Food and Drug Administration (“FDA”) approval of the product. Management currently anticipates that the completion of the project should occur no earlier than 2006. If the project is not successfully completed before 2008, the Company’s business, financial position, results of operations and cash flows could be materially adversely affected.

      The preliminary allocation of the estimated purchase price of the primary care business of Elan is as follows:

Cash consideration, including transaction fees(1)	$598,332
Liabilities acquired	216,036

Total purchase price	$814,368

Allocation of purchase price:
Intangible assets	$597,000
Prepaid expenses	2,000
In process research and development (net of tax benefit of $61,250)	113,750
Inventory	40,368
Deferred tax asset	61,250

$814,368

(1)	Excludes restricted cash placed in escrow.

      On January 8, 2003, the Company completed its acquisition of Meridian Medical Technologies, Inc. (“Meridian”). Meridian is a leading manufacturer of auto-injectors for the self-administration of injectable pharmaceuticals. The Company believes the acquisition of Meridian provides additional lines of pharmaceutical products, auto-injector technology and development opportunities. The Company paid a cash price of $44.50 per common share to Meridian shareholders, totaling approximately $246,592, and incurred $7,317 of expenses related to the transaction. Of the total purchase price, $140,400 was assigned to identifiable intangible assets, $18,000 was assigned to acquired in-process research and development, which was expensed during the first quarter of 2003 and included in research and development, and $113,874 was assigned to goodwill. None of the goodwill is expected to be deductible for tax purposes. The identifiable intangible assets have been assigned useful lives with a weighted-average range of 32.3 years. The purchase price allocation among the assets acquired and the assignment of lives to the intangible assets are preliminary and subject to further evaluation, as the Company has not yet finalized its valuation of tangible assets acquired. The acquisition is allocated to the Meridian Medical Technologies segment. The Company financed the acquisition using available cash on hand.

      As mentioned above, $18,000 of the purchase price was allocated to an acquired in-process research and development project, an auto-injector pre-filled with diazepam indicated for, among other things, the treatment of epileptic seizures and management of anxiety disorders. The value of the acquired in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach with the assistance of an independent valuation specialist. The estimated cash flows were projected over a 30-year period utilizing a discount rate of 21%. Pre-tax margins (after an adjustment to reflect the use of auto-injector core technology) were assumed to be (10%) in 2003 and increasing to 23% in 10 years. The estimated cost to complete the project was less than $700. The project was submitted to the FDA as an Abbreviated New Drug Application (“ANDA”), which references an approved New Drug Application (“NDA”) owned by the United States Army for a diazepam-filled auto- injector currently manufactured under contract exclusively by Meridian. The application for the project is under review by the FDA and the Company must satisfactorily respond to chemistry, microbiology,

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing and other questions from the FDA that arise as a result of its normal review and approval process. The Company anticipates FDA approval of the project during 2004. The project was substantially complete as of the valuation date. The success of the project is dependent upon whether the FDA approves the ANDA for the Company’s diazepam-filled auto-injector. The Company is not aware of any material issues with respect to the FDA’s review of the ANDA. Even if the project is not successfully completed, it would not materially adversely affect the Company’s results of operations.

      The preliminary allocation of the estimated purchase price of Meridian is as follows:

Cash consideration, including transaction fees	$253,909

Allocation of purchase price:
Current assets	$38,574
Property, plant and equipment	15,791
Goodwill	113,874
Intangible assets	140,400
In process research and development	18,000
Other assets	662
Current liabilities	(14,505)
Deferred income taxes	(57,612)
Other liabilities	(1,275)

$253,909

      The following unaudited pro forma summary presents the financial information as if the acquisitions of Meridian and the primary care business of Elan had occurred on January 1, 2003 for the three and nine months ended September 30, 2003 and on January 1, 2002 for the three and nine months ended September 30, 2002. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003 or January 1, 2002, nor is it indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total revenues	$424,204	$411,601	$1,255,522	$1,122,000

Net income	$106,638	$89,222	$73,753	$107,708

Basic earnings per common share	$0.44	$0.37	$0.31	$0.44

Diluted earnings per common share	$0.44	$0.37	$0.31	$0.44

6.     Intangible Assets

      The following table reflects the components of intangible assets as of September 30, 2003:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Trademarks and product rights	$1,708,083	$166,799
Patents	299,523	57,442
Other intangibles	10,346	7,873

Total intangible assets	$2,017,952	$232,114

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for the three months ended September 30, 2003 and 2002 was $33,781 and $12,760, respectively. Estimated annual amortization expense at September 30, 2003 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31:	Amount

2003	$102,650
2004	135,091
2005	115,014
2006	95,359
2007	92,043

      Goodwill at December 31, 2002 and September 30, 2003 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at December 31, 2002	$12,742	$—	$12,742
Goodwill associated with Meridian acquisition	—	113,874	113,874

Goodwill at September 30, 2003	$12,742	$113,874	$126,616

      During January 2003, the Company was notified of the approval by the FDA of a second generic fludrocortisone acetate, USP, a product that represents additional competition for the Company’s Florinef®(fludrocortisone acetate, USP) product. The Company has completed its impairment review and has recorded an impairment charge in the amount of $110,970 in the first quarter of 2003 reflecting the reduction in the fair value of the Florinef® intangible assets. The Company determined the fair value of its Florinef® product based on management’s current discounted cash flow projections for the product. Florinef® is included in the Company’s branded pharmaceuticals reporting segment.

      The Company acquired the antibiotic Lorabid® in the United States and Puerto Rico from Eli Lilly and Company (“Eli Lilly”) on August 19, 1999 for a purchase price of $91,700, including acquisition costs. Since the acquisition, sales declined for a variety of reasons. During the fourth quarter of 2002, the Company decided to divest its rights to Lorabid®.

      As a result of a continuing decline of Lorabid® prescriptions, management determined that it would not be able to sell all the Lorabid® product the Company is required to purchase under its supply contract with Eli Lilly. Accordingly, under the requirements of Accounting Research Bulletin No. 43, the Company recorded a $49,877 liability related to Lorabid® purchase commitments in excess of expected demand as a charge to cost of revenues in the fourth quarter of 2002. At September 30, 2003, the excess purchase commitment accrual is $40,599.

      Sales of Nordette®, a women’s health product, have continued to decline over the past year. The Nordette® product right has net intangible assets associated with it of $97.1 million. Management currently believes that this asset is not impaired based on estimated undiscounted future cash flows, however, if revenue declines exceed current expectations, the Company may have to write-off a portion or all of the intangible assets associated with this product right.

7.     Accounting Developments

      In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 was effective for exit or disposal activities of the Company initiated after December 31, 2002.

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

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires a variable interest entity to be consolidated by a company if that company is required to absorb a majority of the variable interest entity’s expected losses or entitled to receive a majority of the entity’s residual returns or both. The Company is in the process of assessing what impact this pronouncement will have on its consolidated financial statements. Based on its preliminary analysis of the impact of FIN 46, the Company believes that it is reasonably possible that Novavax, Inc. (“Novavax”) could be a variable interest entity, and the Company’s variable interest in Novavax may require that the Company consolidate Novavax in the fourth quarter of 2003.

      During the period from December 2000 through June 2002, the Company provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. In addition, during 2001, the Company obtained an exclusive worldwide license to promote, market, distribute and sell EstrasorbTM and AndrosorbTM, following approval, except in the United States and Puerto Rico, where King and Novavax will co-market the products. Once approved, the Company will pay Novavax a royalty based on a percentage of net sales of the products outside of the United States and Puerto Rico. Novavax will pay King a co-promotion fee equal to 50% of net sales less cost of revenues of the products within the United States and Puerto Rico. The New Drug Application for EstrasorbTM was approved by the U.S. Food and Drug Administration during October 2003. King owns approximately 1.1% of Novavax common stock.

      At September 30, 2003, Novavax reported total assets of $61.6 million, total liabilities of $48.7 million, revenues for the nine months ended September 30, 2003 of $7.7 million, and a net loss of $14.2 million for the nine months ended September 30, 2003.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In addition, Jones Pharma, Incorporated (“Jones”), a wholly owned subsidiary of the Company, is a defendant in approximately 916 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

      Jones denies any liability incident to the distribution of Obenix® or its generic phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event that Jones’ insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Governmental Investigations and Securities Litigation

      On March 10, 2003, the Company learned that it was the subject of a formal SEC investigation. Over the course of this continuing investigation, the SEC has requested the production of documents and information related to, among other things, sales of King’s products to VitaRx and Prison Health Services, the Company’s “best price” lists, the pricing of the Company’s pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., the Company’s calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. The Company has cooperated, and will continue to cooperate, in providing information to the SEC.

      In connection with the Company’s previously announced determination that it has underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, the Company contacted the Centers for Medicare and Medicaid Services, the Public Health Service, the Office of Inspector General at the Department of Health and Human Services, the Department of Justice, and the Department of Veterans Affairs. In August 2003, the Company met with representatives of several of these agencies, including the Office of Inspector General, and provided detailed briefings on the results of the reviews conducted by the Company and its Audit Committee. The Company expects to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. The Company currently expects to make the requisite payments in 2004.

      On November 13, 2003, the Company received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents related to the matters being investigated by the SEC and to the Company’s sales, marketing and other business practices for Altace®, Aplisol® and Levoxyl®. The Company intends to cooperate in providing information to the Office of Inspector General.

      The SEC, the Office of Inspector General at the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Public Health Service, the Department of Justice, the Department of Veterans Affairs and other governmental agencies that might be investigating or might commence an investigation of the Company could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. The Company cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against us, our directors, former directors, executive officers, former executive officers, a Company subsidiary, and one of its former officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. Plaintiffs in the consolidated action filed a consolidated amended complaint on October 21, 2003 alleging that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of King’s November 2001 public offering as defendants. In addition, holders of the Company’s securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee where, pursuant to the Private Securities Litigation Reform Act of 1995, these two cases were consolidated with the other class actions. Plaintiffs in these actions have, however, moved to remand these actions back to Tennessee state court.

      Seven purported shareholder derivative complaints have also been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). The complaint alleges that the Company and certain executive officers, former executive officers, directors and former directors of the Company violated fiduciary duties that they allegedly owed the Company’s 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying each of these additional lawsuits are similar in many respects to those in the class action litigation described above. We intend to defend all of these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

      If any governmental sanctions are imposed, or if the Company were not to prevail in the securities litigation, neither of which can be predicted or reasonably estimated at this time, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation have resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and an increase in professional fees.

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

      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the “’258 patent”) and 5,061,722 (the “’722 patent”), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the “’856 patent”), a method of use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and the Company has filed suit to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, however, the Company would not receive the full benefit of that 30 month stay. The Company has also recently amended its

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

complaint, without opposition, to include an allegation of infringement of the ’856 patent by Cobalt. Pursuant to FDA regulations, however, Cobalt is not required to certify against the ’856 patent. The Company intends to vigorously enforce its rights under the ’722 and ’856 patents.

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

      Barr Laboratories Inc. (“Barr”) has filed an ANDA, which included a Paragraph IV Certification, with the FDA seeking permission to market a generic version of Prefest®. United States Patent No. 5,108,995 (the “’995 patent”), a utility patent with method of treatment claims relating to Prefest®, and United States Patent No. 5,382,573 (the “’573 patent”), a utility patent with pharmaceutical preparation claims relating to Prefest®, were issued on April 28, 1992, and January 17, 1995, respectively. The ‘995 patent and the ‘573 patent are both listed in the Orange Book and do not expire until April 28, 2009, and January 17, 2012, respectively. On October 9, 2003, the Company received notice of Barr’s Paragraph IV certification, which alleges noninfringement and invalidity of the ‘995 patent and the ‘573 patent. Under the Hatch-Waxman Act, the Company has until December 1, 2003, to sue Barr for infringement of those patents to invoke a statutory 30-month stay of FDA approval. The Company intends to vigorously enforce its rights under both patents.

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business.

9.     Segment Information

      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, contract manufacturing, royalties, and all other. Branded pharmaceuticals include a variety of branded prescription products over eight therapeutic areas, including cardiovascular, endocrinology/women’s health, orthopedic, critical care, neurology/central nervous system, anti-infective, respiratory, and other. These branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. The Meridian Medical Technologies segment is a new segment in the first quarter of 2003 as a result of the acquisition of Meridian on January 8, 2003. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line marketed by Dey, L.P., which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing includes pharmaceutical manufacturing services the Company provides

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total revenues:
Branded pharmaceuticals	$363,892	$293,728	$972,941	$788,624
Meridian Medical Technologies	38,379	—	98,317	—
Royalties	16,275	14,997	47,876	41,025
Contract manufacturing	58,425	27,767	215,594	97,842
All other	—	280	—	682
Eliminations	(52,767)	(21,067)	(195,971)	(71,870)

Consolidated total net revenues	$424,204	$315,705	$1,138,757	$856,303

Segment profit:
Branded pharmaceuticals	$297,993	$241,667	$799,523	$657,917
Meridian Medical Technologies	22,272	—	45,545	—
Royalties	13,788	12,197	39,919	33,674
Contract manufacturing	(270)	(1,328)	(8,761)	(2,142)
All other		(393)	(38)	(44)

Consolidated segment profit	333,783	252,143	876,188	689,405
Other operating costs and expenses	173,377	122,176	780,452	329,753

Operating income	$160,406	$129,967	$95,736	$359,652

	As of	As of
	September 30,	December 31,
	2003	2002

Total assets:
Branded pharmaceuticals	$2,730,183	$2,597,499
Meridian Medical Technologies	254,032	—
Royalties	15,484	18,738
Contract manufacturing	191,473	143,285
All other	5	11
Eliminations	(81,372)	(8,873)

Consolidated total assets	$3,109,805	$2,750,660

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Total revenues:
Cardiovascular	$135,376	$141,075	$444,912	$366,921
Endocrinology/women’s health	48,190	86,470	143,072	229,602
Orthopedic	87,890	—	117,700	—
Critical care	42,604	24,243	114,128	71,805
Neurology/central nervous system	20,526	—	36,710	—
Anti-infective	11,677	31,426	72,976	97,436
Respiratory	10,868	267	26,173	1,677
Other branded	6,761	10,247	17,270	21,183

Consolidated branded pharmaceutical revenues	$363,892	$293,728	$972,941	$788,624

10.     Sale of Animal Health Products

      On September, 8, 2003, the Company sold the Soloxine®, Pancrezyme®, Tumil-K®, Uroeze®, and Ammonil product lines (the “animal health products”) to Virbac Corporation (“Virbac”) for $15,133, including $1,823 allocated to the contract manufacturing obligation. These assets included related product assets, intellectual property, unfilled customer orders, inventories, and manufacturing equipment. As part of the transaction, the Company will contract manufacture the Soloxine® product for Virbac for up to one year. Of the selling price, $1,500 was placed into escrow and is not available to the Company until the earlier of one year from the closing date or the occurrence of certain events. This escrow is included in restricted cash in the Company’s financial statements. The Company recorded a $10,307 gain on the sale the animal health products to Virbac, which is included as a reduction in total operating costs and expenses in the financial statements.

11.     Subsequent Event

      On October 21, 2003, the Company amended its agreement with Eli Lilly concerning the supply and distribution of Lorabid® and settled a disputed liability. As a result, King obtained the rights to donate excess supply outside of the United States, excluding specific countries. King also agreed to the amendment of the supply contract with new specified purchase requirements causing an increase in the required purchase commitments in excess of expected demand. As a result of the settlement agreement, King anticipates a special charge in the fourth quarter of 2003 of approximately $10,000.

12.     Guarantor Financial Statements

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In January 2003, the Company formed Monarch Pharmaceuticals Ireland Limited for the purpose of maintaining certain of the Company’s international assets. While Monarch Pharmaceuticals Ireland Limited is not a guarantor subsidiary, the assets, liabilities, income and expenses are not material for the three and nine months ended September 30, 2003 and are included in the guarantor subsidiary column in the guarantor subsidiary financial statements which follow.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	September 30, 2003				December 31, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,148	$1,356	$—	$118,504	$594,385	$(6,160)	$—	$588,225
Restricted cash	48,083	74,170	—	122,253	—	—	—	—
Marketable securities	—	—	—	—	227,263	—	—	227,263
Accounts receivable, net	4,645	224,660	—	229,305	17,352	151,469	(8,834)	159,987
Inventories	107,543	144,185	—	251,728	45,761	121,392	—	167,153
Deferred income taxes	17,486	84,030	—	101,516	36,328	69,840	—	106,168
Prepaid expenses and other current assets	5,905	8,228	—	14,133	7,996	4,910	—	12,906

Total current assets	300,810	536,629	—	837,439	929,085	341,451	(8,834)	1,261,702

Property, plant, and equipment, net	53,456	193,699	—	247,155	51,587	165,527	—	217,114
Intangible assets, net	15,731	1,896,723	—	1,912,454	892,793	339,520	—	1,232,313
Investment in subsidiaries	2,282,786	—	(2,282,786)	—	1,126,245	—	(1,126,245)	—
Other assets	51,597	51,873	—	103,470	25,254	14,277	—	39,531
Deferred income tax assets	4,071	5,216	—	9,287	—	—	—	—

Total assets	$2,708,451	$2,684,140	$(2,282,786)	$3,109,805	$3,024,964	$860,775	$(1,135,079)	$2,750,660

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,280	$36,449	$—	$55,729	$26,119	$32,604	$(8,834)	$49,889
Accrued expenses	33,718	459,312	—	493,030	42,542	254,986	—	297,528
Income taxes payable	56,849	5,406	—	62,255	18,870	2,377	—	21,247
Current portion of long-term debt	1,176	—	—	1,176	1,300	—	—	1,300

Total current liabilities	111,023	501,167	—	612,190	88,831	289,967	(8,834)	369,964

Long-term debt	345,093	—	—	345,093	345,093	—	—	345,093
Deferred income taxes	—	—	—	—	11,991	21,605	—	33,596
Other liabilities	63,255	89,145	—	152,400	70,074	750	—	70,824
Intercompany (receivable) payable	188,958	(188,958)	—	—	577,792	(577,792)	—	—

Total liabilities	708,329	401,354	—	1,109,683	1,093,781	(265,470)	(8,834)	819,477

Shareholders’ equity	2,000,122	2,282,786	(2,282,786)	2,000,122	1,931,183	1,126,245	(1,126,245)	1,931,183

Total liabilities and shareholders’ equity	$2,708,451	$2,684,140	$(2,282,786)	$3,109,805	$3,024,964	$860,775	$(1,135,079)	$2,750,660

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30, 2003				Three Months Ended September 30, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$41,615	$407,884	$(41,570)	$407,929	$12,495	$300,297	$(12,,084)	$300,708
Royalty revenue	—	16,275	—	16,275	—	14,997	—	14,997

Total revenues	41,615	424,159	(41,570)	424,204	12,495	315,294	(12,084)	315,705

Operating costs and expenses:
Costs of revenues	30,925	101,066	(41,570)	90,421	9,372	66,274	(12,084)	63,562
Selling, general and administrative	19,199	116,034	—	135,233	4,454	95,671	—	100,125
Depreciation and amortization	1,822	37,876	—	39,698	9,674	5,929	—	15,603
Research and development	225	8,533	—	8,758	—	6,448	—	6,448
Intangible asset impairment	—	—	—	—	—	—	—	—
Gain on sale of products	(5)	(10,307)	—	(10,312)	—	—	—	—

Total operating costs and expenses	52,166	253,202	(41,570)	263,798	23,500	174,322	(12,084)	185,738

Operating (loss) income	(10,551)	170,957	—	160,406	(11,005)	140,972	—	129,967

Other income (expense):
Interest income	607	430	—	1,037	5,600	352	—	5,952
Interest expense	(3,669)	—	—	(3,669)	(3,143)	—	—	(3,143)
Valuation change — convertible notes receivable	9,338	—	—	9,338	548	—	—	548
Other, net	11	(47)	—	(36)	161	(74)	—	87
Equity in earnings of subsidiaries	116,298	—	(116,298)	—	105,791	—	(105,791)	—
Intercompany reclassification(1)	—	(74,481)	74,481	—	—	—	—	—
Intercompany interest income (expense)	5,298	(5,298)	—	—	8,243	(8,243)	—	—

Total other income (expense)	127,883	(79,396)	(41,817)	6,670	117,200	(7,965)	(105,791)	3,444

(Loss) income before income taxes	117,332	91,561	(41,817)	167,076	106,195	133,007	(105,791)	133,411
Income tax expense	11,245	49,744	—	60,989	21,950	27,216	—	49,166

Net (loss) income	$106,087	$41,817	$(41,817)	$106,087	$84,245	$105,791	$(105,791)	$84,245

(1)	Intercompany reclassification caused by the formation of two new legal entities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Nine Months Ended September 30, 2003				Nine Months Ended September 30, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$142,435	$1,090,614	$(142,168)	$1,090,881	$48,480	$820,764	$(53,966)	$815,278
Royalty revenue	—	47,876	—	47,876	—	41,025	—	41,025

Total revenues	142,435	1,138,490	(142,168)	1,138,757	48,480	861,789	(53,966)	856,303

Operating costs and expenses:
Costs of revenues	66,096	338,641	(142,168)	262,569	48,933	171,931	(53,966)	166,898
Selling, general and administrative	44,477	329,507	—	373,984	7,283	259,948	—	267,231
Depreciation and amortization	5,781	77,542	—	83,323	26,132	17,611	—	43,743
Research and development	675	221,812	—	222,487	225	18,554	—	18,779
Intangible asset impairment	—	110,970	—	110,970	—	—	—	—
Gain on sale of products	(5)	(10,307)	—	(10,312)	—	—	—	—

Total operating costs and expenses	117,024	1,068,165	(142,168)	1,043,021	82,573	468,044	(53,966)	496,651

Operating (loss) income	25,411	70,325	—	95,736	(34,093)	393,745	—	359,652

Other income (expense):
Interest income	5,138	591	—	5,729	16,347	1,063	—	17,410
Interest expense	(10,135)	(2)	—	(10,137)	(9,009)	(19)	—	(9,028)
Valuation change — convertible notes receivable	24,952	—	—	24,952	(27,378)	—	—	(27,378)
Other, net	(57)	(77)	—	(134)	(190)	(804)	—	(994)
Equity in earnings of subsidiaries	35,409	—	(35,409)	—	234,722	—	(234,722)	—
Intercompany income (expense)	11,591	(11,591)	—	—	31,924	(31,924)	—	—

Total other income (expense)	66,898	(11,079)	(35,409)	20,410	246,416	(31,684)	(234,722)	(19,990)

(Loss) income before income taxes	92,309	59,246	(35,409)	116,146	212,323	362,061	(234,722)	339,662
Income tax expense (benefit)	28,430	23,837	—	52,267	(1,640)	127,339	—	125,699

Net (loss) income	$63,879	$35,409	$(35,409)	$63,879	$213,963	$234,722	$(234,722)	$213,963

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2003				Nine Months Ended September 30, 2002

		Guarantor	Eliminating	King		Guarantor	Eliminating	King
	King	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Entries	Consolidated

Cash flows from operating activities	$16,443	$352,042	$—	$368,485	$(134,241)	$459,793	$—	$325,552

Cash flows from investing activities:
Purchases of marketable securities	(25,903)	—	—	(25,903)	(597,873)	—	—	(597,873)
Proceeds from sale of marketable securities	253,097	—	—	253,097	457,461	—	—	457,461
Transfer (to)/from restricted cash	(48,083)	—	—	(48,083)	—	—	—	—
Proceeds from loans receivable	—	8,668	—	8,668	—	—	—	—
Purchases of property, plant and equipment	(6,044)	(27,486)	—	(33,530)	(11,110)	(37,661)	—	(48,771)
Purchases of product rights	(9,000)	—	—	(9,000)	(120,300)	—	—	(120,300)
Acquisition of primary case business of Elan	—	(761,745)	—	(761,745)	—	—	—	—
Convertible senior note	—	—	—	—	(10,044)	—	—	(10,044)
Intercompany transfer of property, plant, and equipment	—	—	—	—	(323)	323	—	—
Investment in Meridian	(253,908)	15,410	—	(238,498)	—	—	—	—
Proceeds from sale of products	13,310	—	—	13,310	—	—	—	—
Proceeds from sale of assets	12	249	—	261	19	4,339	—	4,358

Net cash used in investing activities	(76,519)	(764,904)	—	(841,423)	(282,170)	(32,999)	—	(315,169)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	3,555	—	—	3,555	3,996	—	—	3,996
Purchase of common stock	—	—	—	—	(155,390)	—	—	(155,390)
Debt issuance costs	(214)	—	—	(214)	(4,850)	—	—	(4,850)
Proceeds from revolving credit facility	125,000	—	—	125,000	—	—	—	—
Payments on revolving credit facility	(125,000)	—	—	(125,000)	—	—	—	—
Payments on other long-term debt	(124)	—	—	(124)	(194)	(13)	—	(207)
Other Intercompany	(420,378)	420,378	—	—	425,796	(425,796)	—	—

Net cash provided by (used in) financing activities	(417,161)	420,378	—	3,217	269,358	(425,809)	—	(156,451)

Increase (decrease) in cash and cash equivalents	(477,237)	7,516	—	(469,721)	(147,053)	985		(146,068)
Cash and cash equivalents, beginning of period	594,385	(6,160)	—	588,225	882,391	(7,789)	—	874,602

Cash and cash equivalents, end of period	$117,148	$1,356	$—	$118,504	$735,338	$(6,804)	$—	$728,534

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

Overview

General

      The following summarizes net revenues by reportable segment (in thousands).

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

Branded pharmaceuticals	$363,892	$293,728	$972,941	$788,624
Meridian Medical Technologies	38,379	—	98,317	—
Royalties	16,275	14,997	47,876	41,025
Contract manufacturing	5,658	6,700	19,623	25,972
Other	—	280	—	682

Total	$424,204	$315,705	$1,138,757	$856,303

Results of Operations

Three Months Ended September 30, 2003 and 2002

     Revenues

      Total revenues increased $108.5 million, or 34.4%, to $424.2 million in 2003 from $315.7 million in 2002, due primarily to our acquisition of Sonata® and Skelaxin® from Elan Corporation, plc on June 12, 2003, our acquisition of Meridian Medical Technologies, Inc. (“Meridian”) on January 8, 2003, and increased net sales of some of our branded pharmaceutical products.

      Net sales from branded pharmaceuticals increased $70.2 million, or 23.9%, to $363.9 million in 2003 from $293.7 million in 2002. This increase was primarily due to our acquisition of Sonata® and Skelaxin® from Elan Corporation, plc on June 12, 2003, our acquisition of Intal®, Tilade® and Synercid® from Aventis on December 30, 2002, and the growth in net sales of some of our pharmaceutical products, in particular Thrombin-JMI®, partially offset by lower sales, of Levoxyl®, and some of our anti-infective and women’s health products.

      Revenues from Meridian totaled $38.4 million for the quarter ended September 30, 2003. This is a new segment in 2003 due to our acquisition of Meridian on January 8, 2003.

      Revenues from royalties is derived from payments we receive based on sales of Adenoscan® and Adenocard®. Revenue from royalties increased $1.3 million, or 8.7%, to $16.3 million in 2003 from $15.0 million in 2002 primarily due to royalty revenue derived from increased sales of Adenoscan®.

      Revenues from contract manufacturing decreased $1.0 million, or 14.9%, to $5.7 million in 2003 from $6.7 million in 2002 primarily due to a lower unit volume of products manufactured for third parties in 2003.

Operating Costs and Expenses

      Total operating costs and expenses increased $78.1 million, or 42.1%, to $263.8 million in 2003 from $185.7 million in 2002. The increase was primarily due to cost of revenues associated with increased unit sales of some of our branded pharmaceutical products and costs of revenues, depreciation, and amortization associated with our acquisition of additional branded pharmaceutical products and Meridian. Special items included in operating costs and expenses during the third quarter of 2003 consist of a $10.3 million gain on the sale of our animal health products to Virbac Corporation, charges totaling $8.6 million primarily related to professional fees that are primarily related to the ongoing Securities and Exchange Commission, which we refer to in this report as the “SEC,” investigation of our company and the completed internal review conducted by the Audit Committee of our Board of Directors, and $0.7 million of recall expenses. Special items included in operating costs and expenses during the third quarter of 2002 consists of a $1.2 million charge primarily related to an increase in the reserve for our voluntary recall during 2001 of products manufactured for us by DSM Pharmaceuticals, Inc.

      Sales of Nordette®, a women’s health product, have continued to decline over the past year. The Nordette® product right has net intangible assets associated with it of $97.1 million. Management currently believes that this asset is not impaired based on estimated undiscounted future cash flows, however, if revenue declines exceed current expectations, we may have to write-off a portion or all of the intangible assets associated with this product right.

      On October 21, 2003, we amended our agreement with Eli Lilly concerning the supply and distribution of Lorabid® and settled a disputed liability. As a result, we obtained the rights to donate excess supply outside of the United States, excluding specific countries. We also agreed to the amendment of the supply contract with new specified purchase requirements causing an increase in the required purchase commitments in excess of expected demand. As a result of the settlement agreement, we anticipate a special charge in the fourth quarter of 2003 of approximately $10.0 million.

      Special items are those particular material income or expense items that our management believes are not related to our ongoing, underlying business, are not recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishments of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our on-going, underlying business and an analysis of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special charge involves judgments by us.

      Cost of revenues increased $26.8 million, or 42.1%, to $90.4 million in 2003 from $63.6 million in 2002. This increase was primarily due to our acquisition of Sonata® and Skelaxin® and our acquisition of Meridian. As a percentage of revenues, cost of revenues increased to 21.3% for the third quarter of 2003 from 20.1% in 2002 primarily due to the acquisition of Meridian, whose products have lower margins, and differences associated with the mix of products we sold during each of these periods.

      Cost of revenues from branded pharmaceuticals increased $13.8 million, or 26.5%, to $65.9 million in 2003 from $52.1 million in 2002. This increase was primarily due to costs associated with unit sales of Sonata® and Skelaxin®, which we acquired on June 12, 2003.

      Cost of revenues from Meridian Medical Technologies was $16.1 million in 2003. This is a new segment in 2003 due to our acquisition of Meridian on January 8, 2003.

      Cost of revenues from royalties was $2.5 million in 2003 compared to $2.8 million in 2002.

      Cost of revenues associated with contract manufacturing decreased $2.1 million, or 26.3%, to $5.9 million in 2003 from $8.0 million in 2002 primarily due to a lower unit volume of products manufactured for third parties in 2003.

      Selling, general and administrative expenses increased $35.1 million, or 35.1%, to $135.2 million in 2003 from $100.1 million in 2002. This increase was primarily attributable to an increase in the number of sales representatives, and a special charge in the amount of $7.9 million for professional fees that are primarily related to the ongoing SEC investigation of the Company and the completed internal review conducted by our Audit Committee, partially offset by a decrease of $7.5 million in the fees associated with the promotion of Altace under our Co-Promotion Agreement with Wyeth. As a percentage of revenues, selling, general, and administrative expenses increased to 31.9% in 2003 compared to 31.7% in 2002.

      Depreciation and amortization expense increased $24.1 million, or 154.5%, to $39.7 million in 2003 from $15.6 million in 2002. This increase was primarily attributable to the amortization of the intangible assets related to acquisitions during the past year including: Intal®, Tilade® and Synercid® on December 30, 2002; Meridian on January 8, 2003; and Sonata® and Skelaxin® on June 12, 2003.

      Research and development expense increased to $8.8 million in the third quarter of 2003 from $6.4 million in 2002.

Operating Income

      Operating income for the third quarter of 2003 totaled $160.4 million, an increase of 23.4% from operating income equaling $130.0 million in the same period of the prior year.

Other Income

      Interest income decreased $5.0 million, or 83.3%, to $1.0 million in 2003 from $6.0 million in 2002 primarily due to lower balances of invested cash, cash equivalents and marketable securities during 2003 as compared to 2002.

      Interest expense totaled $3.7 million in 2003, an increase of $0.6 million from $3.1 million in 2002.

      Our financial results for the third quarter of 2003 include a special income item in the amount of $9.3 million to reflect a decrease in the valuation allowance for the convertible notes receivable from Novavax, Inc. Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” which we refer to as “SFAS” No. 114, requires that we treat the Novavax convertible notes as an impaired loan because of the decline in the share price of Novavax common stock to levels below that established by our common stock conversion options associated with the convertible notes. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired. If the Novavax common stock price declines, we may incur charges related to the investment in the convertible notes. This accounting treatment may change under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”. See Note 7, Accounting Developments, in our “Notes to Condensed Consolidated Financial Statements” included in this report.

Income Tax Expense

      During the third quarter of 2003 our income tax expense equaled $61.0 million as compared to $49.2 million during the same period of the prior year. The effective tax rates of 36.5% in 2003 and of 36.9% in 2002 were higher than the federal statutory rate of 35% due primarily to permanent differences related to state income taxes.

Net Income

      Due to the factors set forth above, we had net income of $106.1 million during the third quarter of 2003, an increase of 26.0% from net income of $84.2 million in 2002.

Nine Months Ended September 30, 2003 and 2002

Revenues

      Total revenues increased $282.5 million, or 33.0%, to $1,138.8 million for the nine months ended September 30, 2003 from $856.3 million in 2002, due primarily to our acquisition of Sonata® and Skelaxin® on June 12, 2003, increased net sales of some of our branded pharmaceutical products, particularly Altace® and Thrombin-JMI®, and our acquisition of Meridian on January 8, 2003.

      Net sales from branded pharmaceuticals increased $184.3 million, or 23.4%, to $972.9 million in 2003 from $788.6 million in 2002. This increase was primarily due to our acquisition of Sonata® and Skelaxin®, growth in net sales of some of our pharmaceutical products, particularly Altace® and Thrombin-JMI®, partially offset by lower sales of Levoxyl®, and our women’s health products.

      Revenues from Meridian totaled $98.3 million for the nine months ended September 30, 2003. This is a new segment in 2003 due to our acquisition of Meridian on January 8, 2003.

      Revenues from royalties is derived from payments we receive based on sales of Adenoscan® and Adenocard®. Revenues from royalties increased $6.9 million, or 16.8%, to $47.9 million in 2003 from $41.0 million in 2002 primarily due to royalty revenues derived from increased sales of Adenoscan®.

      Revenues from contract manufacturing decreased $6.4 million, or 24.6%, to $19.6 million in 2003 from $26.0 million in 2002 due to a lower unit volume of products manufactured for third parties in 2003.

Operating Costs and Expenses

      Total operating costs and expenses increased $546.3 million, or 110.0%, to $1,043.0 million in 2003 from $496.7 million in 2002. The increase was primarily due to special items resulting in a net charge of $322.3 million during the nine months ending September 30, 2003, additional operating costs and expenses associated with our acquisition of Meridian and our acquisition of additional branded pharmaceutical products, increased fees associated with the promotion of Altace® under our Co-Promotion Agreement with Wyeth, and cost of revenues associated with increased unit sales of some of our branded pharmaceutical products. Special items included in operating costs and expenses during the first nine months of 2003 consist of charges totaling $193.0 million for acquired research and development associated with our acquisition of rights to new formulations of Sonata® presently under development and our acquisition of Meridian, a $111.0 million intangible asset impairment charge related to Florinef®, a $22.2 million charge for professional fees that are primarily related to the ongoing SEC investigation and the completed internal review conducted by our Audit Committee, special inventory charges totaling $6.5 million primarily related to the recall of some lots of Levoxyl®, and a $10.3 million gain on the sale of the Company’s animal health products to Virbac.

      Sales of Nordette®, a women’s health product, have continued to decline over the past year. The Nordette® product right has net intangible assets associated with it of $97.1 million. Management currently believes that this asset is not impaired based on estimated undiscounted future cash flows, however, if revenue declines exceed current expectations, we may have to write-off a portion or all of the intangible assets associated with this product right.

      Cost of revenues increased $95.7 million, or 57.3%, to $262.6 million in 2003 from $166.9 million in 2002. The increase was primarily due to our acquisition of Meridian, our acquisition of additional branded pharmaceutical products, and increased unit sales of some of our branded pharmaceutical products, particularly Altace®. Additionally, cost of revenues included special charges totaling $6.5 million primarily related to the recall of some lots of Levoxyl®. As a percentage of revenues, cost of revenues increased to 23.1% for the first nine months of 2003 from 19.5% in 2002 primarily due to the acquisition of Meridian, whose products have lower margins, the special charges mentioned above, and differences associated with the mix of products we sold during each of these periods.

      Cost of revenues from branded pharmaceuticals increased $42.7 million, or 32.7%, to $173.4 million in 2003 from $130.7 million in 2002. This increase was primarily due to our acquisition of additional pharmaceutical products, and increased unit sales of some of our pharmaceutical products, particularly

Altace®. Additionally, cost of revenues from branded pharmaceuticals included special charges totaling $4.3 million primarily related to our recall of some lots of Levoxyl®.

      Cost of revenues from Meridian Medical Technologies was $52.8 million in 2003, including a $2.2 million special inventory charge relating to our acquisition of Meridian. Meridian Medical Technologies is a new segment in the first nine months of 2003 due to our acquisition of Meridian on January 8, 2003.

      Cost of revenues from royalties totaled $8.0 million in 2003, an increase of $0.6 million from $7.4 million in 2002.

      Cost of revenues associated with contract manufacturing increased $0.3 million to $28.4 million in 2003 from $28.1 million in 2002.

      Selling, general and administrative expenses increased $106.8 million, or 40.0%, to $374.0 million in 2003 from $267.2 million in 2002. This increase was primarily attributable to fees and marketing expenses associated with the promotion of Altace® under our Co-Promotion Agreement with Wyeth, special charges totaling $22.2 million for professional fees that are primarily related to the ongoing SEC investigation of our company and the completed internal review conducted by our Audit Committee, an increase in the number of sales representatives, and selling, general and administrative expenses associated with our acquisition of Meridian. As a percentage of revenues, selling, general, and administrative expenses increased to 32.8% in 2003 compared to 31.2% in 2002.

      Depreciation and amortization expense increased $39.6 million, or 90.6%, to $83.3 million in 2003 from $43.7 million in 2002. This increase was primarily attributable to the amortization of the intangible assets associated with our acquisitions of Intal®, Tilade® and Synercid® on December 30, 2002; Meridian on January 8, 2003; and Sonata® and Skelaxin® on June 12, 2003.

      Research and development expense increased to $222.5 million in the first nine months of 2003 from $18.8 million in 2002. This increase was primarily due to special charges totaling $193.0 million for acquired in-process research and development associated with the company’s acquisition of the rights to new formulations of Sonata® presently under development and our acquisition of Meridian.

Operating Income

      We had operating income of $95.7 million for the first nine months of 2003, a decrease from operating income totaling $359.7 million in the same period of the prior year. This decrease was primarily due to the special items described above, particularly special charges totaling $193.0 million for acquired in-process research and development relating to our acquisition of rights to new formulations of Sonata® presently under development and our acquisition of Meridian, and a $111.0 million intangible asset impairment special charge related to Florinef®.

Other Income (Expense)

      Interest income decreased $11.7 million, or 67.2%, to $5.7 million in 2003 from $17.4 million in 2002 primarily due to lower balances of invested cash, cash equivalents and marketable securities during 2003 as compared to 2002.

      Interest expense totaled $10.1 million in 2003, an increase of $1.1 million from $9.0 million in 2002.

      Our financial results in 2003 include a special income item in the amount of $25.0 million to reflect the decrease in the valuation allowance for the convertible notes receivable from Novavax, Inc. SFAS 114 requires that we treat the Novavax convertible notes as an impaired loan because of the decline in the share price of Novavax common stock to levels below that established by our common stock conversion options associated with the convertible notes. We will adjust the amount of the valuation allowance in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the loan is no longer considered to be impaired. This accounting treatment may change under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable

Interest Entities.” See Note 7, Accounting Developments, in our “Notes to Condensed Consolidated Financial Statements” included in this report.

Income Tax Expense

      For the nine months ended September 30, 2003 the effective tax rate of 45.0% was higher than the federal statutory rate due primarily to permanent differences related to state income taxes and non-deductible in-process research and development changes incurred in connection with our acquisition of Meridian. The effective tax rate in 2002 of 37.0% was higher than the federal statutory rate of 35% due primarily to permanent differences related to state income taxes.

Net Income

      Due to the factors set forth above, we had net income of $63.9 million during the nine months ending September 30, 2003 as compared to net income of $214.0 million during the nine months ending September 30, 2002.

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

      On December 30, 2002 we acquired Synercid® from Aventis. As part of our acquisition of Synercid® we will potentially pay Aventis milestone payments totaling $75.1 million, more specifically, we will potentially pay Aventis milestone payments totaling $50.1 million, payable in annual installments of $10.3 million, $21.2 million, and $18.6 million beginning on December 31, 2003, which relate to the indication for the treatment of vancomycin-resistant enterococcus faecium. The remaining $25.0 million milestone is payable to Aventis if Synercid® should receive FDA approval to treat methicillin-resistant staphylococcus aureus, or we will pay Aventis a one-time payment of $5.0 million the first time during any twelve-month period net sales of Synercid® exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period net sales of Synercid® exceed $75.0 million.

      On January 8, 2003, we completed our acquisition of Meridian. We paid $44.50 per common share to Meridian shareholders, totaling approximately $246.6 million. We financed the acquisition using our available cash.

      On June 12, 2003, we acquired the primary care business of Elan and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights to potential new formulations, of Sonata® and Skelaxin®, together with Elan’s United States primary care field sales force. Product rights subject to the agreement include those related to Sonata®, a nonbenzodiazepine treatment for insomnia, and Skelaxin®, a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan’s sale of Skelaxin® included the related NDAs, copyrights, trademarks, patents and U.S. rights to potential new formulations of Skelaxin®. Elan’s sale of Sonata® included its rights to the product, as well as certain related copyrights. We also acquired certain intellectual property, regulatory, and other assets relating to Sonata® directly from Wyeth. Under the terms of the agreement, we secured an exclusive license to the intellectual property rights, in this territory, of both Wyeth and Elan to the extent they relate to new formulations of Sonata®, other than for use in animals. We paid approximately $598.3 million, including transaction costs, plus an additional $163.4 million which was placed into escrow to satisfy the deferred obligations to Wyeth that we assumed in connection with the acquisition. We financed the acquisition through borrowings of $125.0 million under our senior secured revolving credit facility and with cash on hand. The purchase price included the transfer of inventory with a value of approximately $40.0 million. We will also

•	pay royalties on the current formulation of Skelaxin® from the date of closing;

•	pay up to $71.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata®;

•	potentially pay $15.0 million if annual net sales of a reformulated version of Sonata® exceed $100.0 million; and

•	potentially pay an additional $25.0 million milestone payment to Elan relating to the ongoing exclusivity of Skelaxin® on January 2, 2004.

      On March 10, 2003, we learned that the Company was the subject of a formal SEC investigation. Over the course of this continuing investigation, the SEC has requested the production of documents and information related to, among other things, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and our Audit Committee’s internal review of issues raised by the SEC investigation. We have cooperated, and will continue to cooperate, in providing information to the SEC.

      In connection with our previously announced determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we contacted the Centers for Medicare and Medicaid Services, the Public Health Service, the Office of Inspector General at the Department of Health and Human Services, the Department of Justice, and the Department of Veterans Affairs. In August 2003, we met with representatives of several of these agencies, including the Office of Inspector General, and provided detailed briefings on the results of the reviews conducted by us and our Audit Committee. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in 2004.

      On November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents related to the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol® and Levoxyl®. We intend to cooperate in providing information to the Office of Inspector General.

      The SEC, the Office of Inspector General at the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Public Health Service, the Department of Justice, the Department of Veterans Affairs and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the “Risk Factors” section under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.”

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, former directors, executive officers, former executive officers, a company subsidiary and one of its former officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. Plaintiffs in the consolidated action filed a consolidated amended complaint on October 21, 2003 alleging that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of King’s November 2001 public offering as defendants. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee where, pursuant to the Private Securities Litigation Reform Act of 1995, these two cases were consolidated with the other class actions. Plaintiffs in these actions have, however, moved to remand these actions back to Tennessee state court.

      Seven purported shareholder derivative complaints have also been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). The complaint alleges that we and certain of our executive officers, former executive officers, directors and former directors violated fiduciary duties that they allegedly owed our 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying each of these additional lawsuits are similar in many respects to those in the class action litigation described above. We intend to defend all of these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

      If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which can be predicted or reasonably estimated at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and an increase in professional fees.

      We have placed $46.5 million of our cash on hand in an interest-bearing escrow account. This amount, which we accrued in the fourth quarter of 2002, represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002 and is included in restricted cash in our financial statements. The accrual adjustment relates solely to the estimated underpayments and excludes any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as we cannot predict or reasonably estimate their likelihood or magnitude at this time. We contacted the Centers for Medicare and Medicaid Services, the Public Health Service, the Office of Inspector General at the Department of Health and Human Services, the Department of Justice, and the Department of Veterans Affairs in connection with the underpayments and expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We expect to make the requisite payments in 2004.

      We drew down a total of $125.0 million on our $400.0 million senior secured revolving credit facility on June 3 and June 6, 2003, the proceeds of which were used to fund a portion of the Elan acquisition on June 12, 2003. During the third quarter of 2003, we paid off the principal balance and have no outstanding balance as of September 30, 2003.

Nine Months Ended September 30, 2003

      We generated net cash from operations of $368.5 million for the nine months ended September 30, 2003. Our net cash provided from operations was primarily the result of $63.9 million net income, adjusted for non-cash depreciation and amortization of $84.0 million, a decrease in prepaid expenses of $43.2 million, an increase in accrued expenses of $59.3 million, the non-cash write-off of in-process research and development of $193.0 million, an increase in income taxes payable of $39.5 million, and a non-cash impairment charge for intangible assets of $111.0 million. Net cash provided from operations was decreased by an increase in accounts receivable of $66.3 million, an increase in inventory of $37.9 million, a change in deferred taxes of $93.7 million, a non-cash decrease in the reserve for the Novavax convertible senior notes of $25.0 million, and a gain of $10.3 million on the sale of our animal health products, all of which offset the items previously described.

      Investing activities reduced cash flow by $841.4 million which amount primarily consisted of $238.5 million for our purchase of Meridian, $48.1 million for our transfer of cash to restricted cash, $33.5 million for our purchase of property, plant and equipment, and $761.7 million for our purchase of the primary care business of Elan, partially offset by net proceeds from the sale of marketable securities of $227.2.

      Financing activities contributed $3.2 million to cash flow due primarily to proceeds in the amount of $3.6 million from the exercise of employee stock options.

Certain Indebtedness and Other Matters

      As of September 30, 2003, we had $346.3 million of long-term debt (including current portion), up to $400.0 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration. As described above, on June 3 and June 6, 2003, we drew down a total of $125.0 million under our senior secured revolving credit facility to fund a portion of our acquisition of Elan’s primary care business on June 12, 2003. During the third quarter of 2003, we paid off the principal balance owing on our senior secured revolving credit facility and have no outstanding balance as of September 30, 2003.

      On September 20, 2001, we registered a $1.3 billion universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. This universal shelf registration statement allows us to sell any combination of debt and/or equity securities in one or more offerings up to a total of $1.3 billion. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. At September 30, 2003, approximately $616.0 million remains available to us under the $1.3 billion universal shelf registration statement. Additionally, during November 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 in a private placement.

      On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the prime rate or the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $4.9 million of deferred financing costs, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of September 30, 2003, we have complied with these covenants. As of September 30, 2003, there was no outstanding balance under this facility.

Capital Expenditures

      Capital expenditures, including capital lease obligations, were $33.5 million and $48.8 million for the nine months ended September 30, 2003 and 2002, respectively. The principal capital expenditures during the nine months ended September 30, 2003 included property and equipment purchases, new information technology system implementation costs and building improvements for facility upgrades and increased capacity.

      We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2003 of approximately $55 million. The principal capital expenditures are anticipated to include property and equipment purchases, new information technology system implementation costs, building improvements for facility upgrades, cost associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Missouri, and Rochester, Michigan.

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

•	Allowance for doubtful accounts. We maintain an allowance for doubtful receivables for estimated losses resulting from the inability of our trade customers to make required payments. We provide an allowance for specific customer accounts where collection is doubtful and also provide a general allowance for other accounts based on historical collection and write-off experience. Judgment is necessary and if the financial condition of our customers were to worsen, additional allowances may be required.

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold.

•	Intangible assets. When we purchase products we classify the purchase price, including expenses and assumed liabilities, as intangible assets. The purchase price is allocated to product rights, trademarks, patents, acquired research and development and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain.

•	Long-lived assets. We review our property and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We review our goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for rebates, returns, and chargebacks in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. We estimate accrued rebates based on a percentage of selling price determined from historical experience. With respect to accruals for estimated Medicaid rebates, we evaluate our historical rebate payments by product as a percentage of historical sales, product pricing and current contracts. At the time of rebate payment, which generally occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for any differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of the rebate, rebate payments remain subject to retroactive adjustment. Returns are accrued based on historical experience. Chargebacks are based on the estimated days of unprocessed claims using historical experience. In all cases, judgment is required in estimating these reserves, and actual claims for rebates, returns and chargebacks could be different from the estimates. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time.

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For the year ended December 31, 2002, we deferred recognition of revenue associated with a purchase of our products by the King Benevolent Fund. We have and will recognize the deferred revenue as the purchased products are distributed by the King Benevolent Fund.

•	Novavax convertible senior notes. Our Novavax 4% convertible senior notes are carried at cost, with a valuation allowance which reduces the convertible senior notes to estimated fair value. The estimated fair value was determined by the quoted market price of the underlying securities at the end of the period. The amount of the valuation allowance will be adjusted in future periods based on the value of the underlying collateral (Novavax common stock) as of the last business day of each respective calendar quarter or until the time the loan is no longer considered to be impaired. This accounting treatment may change under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”. See Note 7, Accounting Developments, in our “Notes to Condensed Consolidated Financial Statements” included in this report.

•	Co-Promotion Agreement with Wyeth. We have a Co-Promotion Agreement with Wyeth to promote Altace®. A $75.0 million upfront fee was paid to us by Wyeth and this fee is being amortized on a straight line basis over the life of the agreement as a reduction of co-promotion marketing expenses. Co-promotion fees are paid to Wyeth based on a percentage of net sales of Altace®. We accrue co-promotion fees paid by us at the rate expected for the entire year. The rate is adjusted during the year, if necessary, as it becomes clearer what the actual rate will be. Co-promotion marketing expenses are marketing costs incurred by either us or Wyeth in accordance with the Co-Promotion Agreement. Co-promotion marketing expenses are expensed ratably throughout the year based on our expected portion of the total co-marketing expenses incurred by both parties.

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

Risks Related to our Business

Investigations by the SEC and Office of Inspector General at the Department of Health and Human Services, other possible governmental investigations, and securities litigation could have a material adverse effect on our business.

      On March 10, 2003, we learned that the Company was the subject of a formal SEC investigation. Over the course of this continuing investigation, the SEC has requested the production of documents and information related to, among other things, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and our Audit Committee’s internal review of issues raised by the SEC investigation. We have cooperated, and will continue to cooperate, in providing information to the SEC.

      In connection with our previously announced determination that we have underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, we contacted the Centers for Medicare and Medicaid Services, the Public Health Service, the Office of Inspector General at the Department of Health and Human Services, the Department of Justice, and the Department of Veterans Affairs. In August 2003, we met with representatives of several of these agencies, including the Office of Inspector General, and provided detailed briefings on the results of the reviews conducted by us and our Audit Committee. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in 2004.

      On November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents related to the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol® and Levoxyl®. We intend to cooperate in providing information to the Office of Inspector General.

      The SEC, the Office of Inspector General at the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Public Health Service, the Department of Justice, the Department of Veterans Affairs and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see this “Risk Factors” section under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.”

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, former directors, executive officers and former executive officers in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. Plaintiffs in the consolidated action filed a consolidated amended complaint on October 21, 2003 alleging that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of King’s November 2001 public offering as defendants. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee where, pursuant to the Private Securities Litigation Reform Act of 1995, these two cases were consolidated with the other class actions. Plaintiffs in these actions have, however, moved to remand these actions back to Tennessee state court.

      Seven purported shareholder derivative complaints have also been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). The complaint alleges that we and certain of our executive officers, former executive officers, directors and former directors violated fiduciary duties that they allegedly owed our 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying each of these additional lawsuits are similar in many respects to those in the class action litigation described above. We intend to defend all of these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

      If any governmental sanctions are imposed, or if we were not to prevail in the securities litigation, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the securities litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and an increase in professional fees.

If sales of our major products or royalty payments to us decrease, our results of operations could be adversely affected.

      Altace®, Thrombin-JMI®, Levoxyl® and royalty revenues for the last twelve months ended September 30, 2003 accounted for 37.5%, 10.0%, 9.0% and 4.6% of our total revenues, respectively, or 61.1% in total. In addition, we acquired Sonata® and Skelaxin® on June 12, 2003, which together had net sales in the United States and Puerto Rico of approximately $238.0 million in 2002. We believe that sales of these products may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Levoxyl® and Skelaxin®, or relating to our product Prefest® against generic drug manufacturers, our results of operations could be materially adversely affected.

      Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations, which we refer to as the “FDA’s Orange Book”: U.S. Patent Nos. 4,587,258, the ’258 patent, and 5,061,722, the ’722 patent, two composition of matter patents related to Altace®, and United States Patent No. 5,403,856, the ’856 patent, a method of use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification, which we refer to as a “Paragraph IV certification”, challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we have filed suit to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, however, we would not receive the full benefit of that 30 month stay. We have also recently amended our complaint, without opposition, to include an allegation of infringement of the ’856 patent by Cobalt. Pursuant to FDA regulations, however, Cobalt is not required to certify against the ’856 patent. We intend to vigorously enforce our rights under the ’722 and ’856 patents.

      Eon Labs, Inc. and CorePharma, LLC have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin®. United States Patent No. 6,407,128, the ’128 patent, a method of use patent relating to Skelaxin®, is listed in the FDA’s Orange Book and does not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ’128 patent. We have filed separate suits against Eon Labs and CorePharma and intend to vigorously enforce our rights under the ’128 patent to the full extent of the law.

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

      Barr Laboratories Inc. has filed an ANDA, which included a Paragraph IV certification, with the FDA seeking permission to market a generic version of Prefest®. United States Patent No. 5,108,995, the ’995 patent, a utility patent with method of treatment claims relating to Prefest®, and United States Patent No. 5,382,573, the ’573 patent, a utility patent with pharmaceutical preparation claims relating to Prefest®, were issued on April 28, 1992, and January 17, 1995, respectively. The ‘995 patent and the ‘573 patent are both listed in the FDA’s Orange Book and do not expire until April 28, 2009, and January 17, 2012, respectively. On October 9, 2003, we received notice of Barr’s Paragraph IV certification, which alleges noninfringement and invalidity of the ‘995 patent and the ‘573 patent. Under the Hatch-Waxman Act, we have until December 1, 2003, to sue Barr for infringement of those patents to invoke a statutory 30-month stay of FDA approval. We intend to vigorously enforce our rights under both patents.

Although we have an obligation to indemnify our officers and directors, we may not have sufficient insurance coverage available for this purpose and may be forced to pay these indemnification costs directly and we may not be able to maintain existing levels of coverage, which could make it difficult to attract or retain qualified directors and officers.

      Our charter and bylaws require that we indemnify our directors and officers to the fullest extent provided by applicable law. Although we have purchased directors and officers liability insurance to fund such obligations, if our insurance carrier should deny coverage, or if the indemnification costs exceed the insurance coverage, we would be forced to bear these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of this insurance increases significantly, or if this insurance is unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers. This could make it difficult to attract or retain qualified directors and officers.

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

      Our exclusive Co-Promotion Agreement for Altace® with Wyeth could, under some circumstances, be terminated before we realize all of the benefits of the agreement. If the Co-Promotion Agreement is terminated for any reason, we may not realize increased sales which we believe may result from the expanded promotion of Altace®. If we must unwind our marketing alliance efforts, there may be a material adverse effect on the sales of Altace®.

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

      During 2001 and 2002, we filed with the U.S. Patent and Trademark Office in excess of 40 applications for U.S. patents concerning our FDA-approved product Levoxyl®. We cannot assure you that any or all of the other patent applications currently under review will be granted, or whether any or all of the resulting patents will provide Levoxyl® with additional protection from possible generic substitution. As noted above, Mylan and KV Pharmaceutical have each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. The ’581 patent, a utility patent with formulation claims relating to Levoxyl®, was issued to us on April 29, 2003. The ’581 patent is listed in the FDA’s Orange Book and does not expire until February 15, 2002. No earlier than April 30, 2003, we received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. On June 24, 2003, we received notice of KV’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’581 patent. We have filed separate suits against Mylan and KV and intend to vigorously enforce our rights under the ’581 patent to the full extent of the law. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

      Under the supply agreement with Eli Lilly, we continue to be obligated to make minimum purchases of Lorabid® inventory. Based on changes in estimated prescription trends, we believe the minimum purchase commitments under the supply agreement are greater than inventory quantities we will be able to sell to our customers. As a result, during the fourth quarter of 2002, we recorded a $49.9 million charge related to the liability associated with the amount of the purchase commitments in excess of expected demand. Additionally, during the fourth quarter of 2002, we recorded an intangible asset impairment charge in the amount of $66.8 million and a charge in the amount of $15.2 million attributable to inventory contributions, the latter resulting from our decision to divest our rights to Lorabid®. On October 21, 2003, we amended our agreement with Eli Lilly concerning the supply and distribution of Lorabid® and settled a disputed liability. As a result, we obtained the rights to donate excess supply outside of the United States, excluding specific countries. We also agreed to the amendment of the supply contract with new specified purchase requirements causing an increase in the required purchase commitments in excess of expected demand. As a result of the agreement, we anticipate a special charge in the fourth quarter of 2003 of approximately $10 million. If sales of Lorabid® continue to decline or if we are unable to secure adequate Lorabid® inventory purchase commitments from a buyer of the Lorabid® rights, we may incur additional losses in the future. Further, in the event of further decline in the fair value of Lorabid®, we may incur additional charges. We have not been successful in divesting Lorabid® to date and we cannot assure you that we will be able to divest our rights to Lorabid® on acceptable terms or at all or that we will not incur additional charges in connection with this product. These charges and minimum purchase requirements could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Sales of certain of our women’s health products have been and may continue to be negatively affected by the perception of an increase in certain health risks associated with the use of combination hormone replacement therapies and oral estrogen replacement therapies.

      From time to time studies on various aspects of pharmaceutical products, therapies or classes of drugs are conducted by academics or others, including government agencies, the results of which when published may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. For example, an ongoing clinical trial entitled the Women’s Health Initiative is being conducted by the National Institutes of Health. Data from that trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone replacement therapy and oral estrogen replacement therapy markets generally, which include our products Prefest®, Menest® and Delestrogen® and may affect our future marketing efforts for Estrasorb™. We cannot assure you that sales of our currently marketed products will not continue to be negatively affected by the perception created by the data released to date or any additional data that may be released in the future. If sales of these products continue to be negatively affected by the perception created by data associated with the Women’s Health Initiative, there may be a material adverse effect on our business, financial condition, results of operations and cash flows including a write-off of intangible assets associated with these products.

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets and goodwill for impairment. If events such as generic competition or inability to manufacture or obtain sufficient supply of product occur that cause the sales of our products to decline, the intangible asset value of any declining product could become impaired.

      As of September 30, 2003, we had $1.9 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product’s net book value, resulting in a non-cash impairment charge. For example, during the fourth quarter of 2002, we decided to divest our rights to Lorabid®, resulting in an impairment charge of $66.8 million. Additionally, the FDA approved for sale generic substitutes for our product Florinef® in March 2002 and in January 2003. During the first quarter of 2003, we recorded an intangible asset impairment charge of $111.0 million related to this product due to revised sales projections for Florinef® triggered by the entry of a second generic product into the market. Sales of Nordette® and Prefest®, two of our women’s health products, have continued to decline over the past year due to the perception created by data associated with the Women’s Health Initiative mentioned above and a second generic of Nordette®. The Nordette® and Prefest® product rights have net intangible assets associated with them of $97.1 million and $110.1 million, respectively. Management currently believes that these assets are not presently impaired based on estimated undiscounted future cash flows; however, if revenue declines exceed current expectations, we may have to write-off a portion or all of the intangible assets associated with these product rights. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      We recently completed several acquisitions including Intal®, Tilade® and Synercid® from Aventis in December 2002 and Meridian in January 2003. Additionally, we acquired a primary care business in the United States and Puerto Rico from Elan on June 12, 2003, which includes the products Sonata® and Skelaxin® and a dedicated primary care field sales force consisting of over 350 individuals. The integration of these acquisitions into our business requires significant management attention and may require the further expansion of our existing sales force or newly-acquired sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we are not able to develop or license new products, our business may suffer.

      We compete with other pharmaceutical companies, including large pharmaceutical companies with financial resources and capabilities substantially greater than ours, in the development and licensing of new products. We cannot assure you that we will be able to

•	engage in product life cycle management to develop new indications and line extensions for existing and acquired products;

•	successfully develop, license or successfully commercialize new products on a timely basis or at all;

•	develop or license new products in a cost effective manner; or

•	obtain FDA approvals necessary to successfully implement the strategies described above.

      For example, we are

•	engaged in the development of a modified-release formulation of Sonata®;

•	engaged in new formulation development for Skelaxin®;

•	in exclusive license agreements with Novavax to promote, market, distribute and sell Androsorb™, once approved, a topical testosterone replacement therapy for testosterone deficient women, and other women’s health products;

•	engaged in the development of binodenoson, a myocardial pharmacologic stress imaging agent, and T-62, an investigational drug for the treatment of neuropathic pain;

•	engaged in the development of a new inhaler for Intal® using the alternative propellant hydrofluoro-alkane, or “HFA,” and a diazepam-filled auto-injector, each of which is under FDA review;

•	in an exclusive licensing agreement with Beartown to manufacture, market, distribute and sell tetrac, once approved, as a compound for the suppression of pituitary secretion of thyroid stimulating hormone (TSH); and

•	in a licensing agreement with SkyePharma PLC to develop and commercialize a modified-release formulation of Altace® utilizing SkyePharma’s patented oral drug delivery technology Geomatrix®.

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

      Effective August 18, 2003, the FDA may approve generic substitutes of branded pharmaceutical products in a shorter period of time due to recent regulatory changes. Previously, the FDA required that generic applicants claiming patent invalidity or non-infringement give us notice each time either an ANDA was submitted or amended to claim invalidity or non-infringement of listed patents. If we filed a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA was barred from approving the ANDA for 30 months unless specific events occurred sooner. To avoid multiple 30-month stays for the same branded drug, the FDA’s new regulations now only require one such notice. Under the new regulations, if an ANDA applicant has already provided patent invalidity or non-infringement notice to us about a particular branded drug, we will not get a second notice or opportunity for another stay for that drug. As a result, generic substitutes of our branded pharmaceutical products could be approved sooner. The FDA’s new rule, however, is a regulatory rather than a statutory change and may be subject to challenge.

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

      We manufacture many of our products in facilities we own and operate. These products include Altace®, Levoxyl® and Thrombin-JMI®, which together represent approximately 56.5% of our revenues for the last twelve months ended September 30, 2003. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

      Our supply agreement for Bicillin® with Wyeth expires on July 7, 2004. There are limitations on the number of units over and above current estimated demand for this product we can order under our supply agreement with Wyeth. Furthermore, the expiration dating on this product is limited to 24 months. We do not anticipate extending our supply agreement for Bicillin® with Wyeth. Instead, we have begun the process of transferring the manufacturing of Bicillin® to our Parkedale facility. If we are unable to transfer this product to our Parkedale facility in accordance with our plan, our gross margins on the product may be reduced and/or demand for Bicillin® may eventually exceed our ability to supply the product. If we are unable to adequately supply continued demand for Bicillin®, net sales of the product may be significantly reduced, the market for the product may be permanently diminished and the carrying value of our Bicillin® assets could become impaired, any of which could have a material adverse affect on our business, financial condition, results of operations, and cash flows.

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

      The Parkedale facility was inspected by the FDA in February/March 2003 and by an FDA Team Biologics inspector in August 2003. When an FDA inspector completes an authorized inspection of a manufacturing facility, the inspector typically provides the owner/operator of the facility with a written report listing the inspector’s observations of objectionable conditions and practices. This written report is known as an “FDA Form 483” or simply as a “483.” The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Parkedale facility received a 483 following the March 2003 inspection. While no law or regulation requires us to respond to a 483, we have submitted a written response detailing our plan of action with respect to each of the observations made on the 483 and our commitment to correct any objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Parkedale facility that are not in compliance with cGMPs. While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operations and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions which could have a material adverse effect on our business, financial condition, results of operations and cash flows. The 483 from March 2003 does not require us to delay or discontinue the production of any products made at the Parkedale facility. Our Parkedale facility did not receive a 483 following the August 2003 inspection.

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

      We may not be successful in securing or maintaining proprietary patent protection for our products or products and technologies we develop or license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. Some of our major branded pharmaceutical products have proprietary patent protection, including Altace® with composition of matter patents that do not expire until January 2005 and October 2008, and a method of use patent that does not expire until April 2012. All of these patents are listed in the FDA’s Orange Book. A challenge to these patents can be subject to expensive litigation. As we mentioned earlier, Cobalt has filed an ANDA seeking permission from the FDA to market a generic version of Altace® prior to the expiration of the ’722 patent, but not before January 2005, the expiration date of the ’258 patent. Additionally, as mentioned above, Mylan and KV Pharmaceutical have each filed ANDAs seeking permission from the FDA to market a generic version of Levoxyl® prior to the expiration of the ’581 patent. Furthermore, as noted above, each of Eon Labs and CorePharma has filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® prior to the expiration of the ’128 patent. Finally, as noted above, Barr has filed an ANDA with the FDA seeking permission to market a generic version of Prefest® prior to the expiration of the ’995 patent and the ’573 patent.

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

      In November 2000, we began the process of implementing a new information technology system which became operational at our Bristol facilities in July 2003. In connection with its implementation, we have incurred related costs of approximately $30 million. This system is supporting many of our business functions, including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting and other company functions. In the event we do not successfully convert our other sites in a timely manner from our existing information system to the new one or in the event the new system does not operate as expected, our business could be disrupted. We could lose what we have invested and still have to incur additional costs for another system. This disruption or additional costs, if required, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If the stock price of Novavax declines, our investment in Novavax convertible notes could result in additional special charges related to a valuation allowance for these notes. Upon implementation of Financial Accounting Standards Board Interpretation No. 46, we may be required to consolidate the financial results of Novavax, Inc.

      During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. The loan is impaired as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” We established a valuation allowance in the second quarter of 2002 which was adjusted in subsequent quarters during 2002 and 2003. As of September 30, 2003, the valuation allowance for the Novavax convertible notes equaled $10.5 million. We will adjust the amount of the valuation allowance in future periods until the loan is no longer considered to be impaired. We may incur additional charges related to our investment in the convertible notes. Accordingly, these charges may adversely impact our earnings. This accounting treatment may change under Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”).

      We hold notes receivable convertible to common stock of Novavax with a face value of $40.0 million at September 30, 2003. We also have an exclusive worldwide license to promote, market, distribute and sell Estrasorb™ and Androsorb™, products owned by Novavax, following approval, except in the United States and Puerto Rico, where we will co-market the products with Novavax. Once approved, we will pay Novavax a royalty based on a percentage of net sales of the products outside of the United States and Puerto Rico. Novavax will pay us a co-promotion fee equal to 50% of net sales less cost of revenues of the products within the United States and Puerto Rico. The NDA for Estrasorb™ was approved by the FDA during October 2003. We own approximately 1.1% of Novavax common stock.

      In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities”. FIN 46 requires a variable interest entity to be consolidated by a company if that company is required to absorb a majority of the variable interest entity’s expected losses or entitled to receive a majority of the entity’s residual returns or both. We are in the process of assessing what impact this pronouncement will have on our consolidated financial statements. Based on our preliminary analysis of the impact of FIN 46, we believe that it is reasonably possible that Novavax could be a variable interest entity, and our variable interest in Novavax may require that we consolidate Novavax in the fourth quarter of 2003. At September 30, 2003, Novavax reported total assets of $61.6 million, total liabilities of $48.7 million, revenues for the nine months ended September 30, 2003 of $7.7 million, and a net loss of $14.2 million for the nine months ended September 30, 2003. The consolidation of Novavax could have a material adverse effect on our reported consolidated financial condition and reported consolidated results of operations.

Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.

      Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 916 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine product and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

      As discussed in this “Risk Factors” section under the heading “Investigations by the SEC and Office of Inspector General at the Department of Health and Human Services, other possible governmental investigations, and securities litigation could have a material adverse effect on our business,” and elsewhere in this report we determined recently that we have underaccrued for estimated amounts due under Medicaid and other governmental pricing programs and recorded an adjustment of $46.5 million to net sales and accrued expenses in the fourth quarter of 2002. This amount represents our best estimate of the extent to which we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002, including amounts owing to the Department of Veterans Affairs and the Public Health Service. We contacted the Centers for Medicare and Medicaid Services, the Public Health Service, the Office of Inspector General at the Department of Health and Human Services, the Department of Justice, and the Department of Veterans Affairs in connection with the underpayments. In August 2003, we met with representatives of several of these agencies, including the Office of Inspector General at the Department of Health and Human Services, and provided detailed briefings on the results of the reviews conducted by us and our Audit Committee. We expect to engage in more detailed discussions with these and other appropriate agencies in order to determine the precise amount of the underpayments. We currently expect to make the requisite payments in 2004. We have placed $46.5 million of our cash on hand in an interest-bearing escrow account from which the requisite payment will be made.

      On November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents related to the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol® and Levoxyl®. We intend to cooperate in providing information to the Office of Inspector General.

      The SEC, the Office of Inspector General at the Department of Health and Human Services, the Centers for Medicare and Medicaid Services, the Public Health Service, the Department of Justice, the Department of Veterans Affairs and other governmental agencies that might be investigating or might commence an investigation of King could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

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

If we are unable to obtain approval of new HFA propellants for Intal® and Tilade®, our sales of this products could be adversely affected.

      Under government regulations, chlorofluorocarbon compounds are being phased out because of environmental concerns. Our products Intal® and Tilade® currently use these compounds as propellants. The FDA has issued an approvable letter with respect to the NDA covering a new inhaler for Intal® using the alternative propellant hydrofluoroalkane, or “HFA”. The approvable letter provides that final approval of the NDA for Intal® HFA is subject to addressing certain FDA comments solely pertaining to the chemical, manufacturing, and controls section of the NDA covering the product. In the event we cannot also obtain final approval for alternative propellants for Intal® and Tilade® before the final phase-out date of chlorofluorocarbon compounds or if we are unable to maintain an adequate supply of chlorofluorocarbon compounds for the production of this product prior to this date, our ability to market this product could be materially adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Although product returns were approximately 4.2% of gross sales for the last twelve months ended September 30, 2003, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

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

      Our product Sonata® competes with other insomnia treatments, including in particular Ambien®, a product of Sanofi-Synthelabo Inc.

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

      Forward-looking statements in this report include, but are not limited to:

•	the future growth potential of, and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Levoxyl®, Thrombin-JMI® and Sonata®;

•	expectations regarding the enforceability of product-related patents including in particular patents related to Altace®, Levoxyl® and Skelaxin®;

•	expected trends and projections with respect to particular income and expense line items;

•	the development and potential commercialization of Androsorb™ and other products by Novavax and King;

•	the development and approval of binodenoson, pre-clinical programs, and product life-cycle development projects;

•	the development of a modified-release Altace®;

•	the development of a modified-release Sonata®;

•	the development of new formulations for Skelaxin®;

•	the development and approval of a diazepam-filled auto-injector, and new inhaler for Intal® and Tilade® using the alternative propellant HFA;

•	our continued successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to our diazepam-filled auto-injector and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding patent approvals including those patents pending for Levoxyl® and Tigan® 300mg capsules and the protections to be provided by these patents if issued;

•	expectations regarding the outcome of various pending legal proceedings including the Altace®, Levoxyl® and Skelaxin® patent challenges, the SEC investigation, other possible governmental investigations, securities litigation, and other legal proceedings described in this report;

•	the ongoing implementation of our new information technology system; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

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

      As of September 30, 2003, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

      (b) Changes in Internal Controls. As set forth in our 2002 Form 10-K in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section under the heading “Recent Developments,” we have undertaken a substantial process to enhance our compliance with Medicaid and other governmental pricing program requirements. Also, effective August 1, we appointed a corporate compliance officer whose responsibilities include enhancement of internal controls. In addition, during July 2003, we implemented a new information technology system for selected locations of the company. This implementation has resulted in certain changes to business processes and internal controls impacting financial reporting. We are taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include deploying resources to mitigate internal control risks and performing additional verifications and testing to ensure data integrity. There have not been any additional significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

      (b) Reports on Form 8-K

      We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2003:

      (1) A Current Report on Form 8-K filed July 29, 2003 reported under Item 5 the issuance of a press release announcing the completion of the previously announced internal review conducted by the Audit Committee of our Board of Directors. Additionally, we reported under Item 5 that we filed with the Securities and Exchange Commission (the “SEC”) our form 10-K containing the audited consolidated financial statements for the year ended December 31, 2002 and our Form 10-Q containing the unaudited consolidated financial statements for the first quarter ended March 31, 2003.

      (2) A Current Report on Form 8-K filed July 29, 2003 furnished under Item 12 our financial results for the quarter ended June 30, 2003.

      (3) A Current Report on Form 8-K filed August 26, 2003 amended the Current Report on Form 8-K that we filed June 12, 2003 reporting under Item 2 the acquisition of Elan Corporation, plc’s primary care business in the United States and Puerto Rico. This amendment was filed to provide the financial statement information required by Item 7(a) and Item 7(b) of Form 8-K within the timeframe specified by Item 7 of Form 8-K following the closing of the acquisition on June 12, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

Date: November 14, 2003

By:	/s/ JEFFERSON J. GREGORY

Jefferson J. Gregory
Chief Executive Officer

Date: November 14, 2003

By:	/s/ JAMES R. LATTANZI

James R. Lattanzi
Chief Financial Officer