Form 10-Q
period 2004-03-31
KING PHARMACEUTICALS INC
filed 2004-05-10
CIK 1047699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

      Number of shares outstanding of Registrant’s common stock as of May 7, 2004: 241,383,201

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	March 31,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$161,326	$146,053
Restricted cash	147,410	133,969
Accounts receivable, net of allowance for doubtful accounts of $9,295 and $11,055	193,002	246,417
Inventories	251,193	260,886
Deferred income taxes	127,589	124,930
Prepaid expenses and other current assets	46,048	30,036
Assets related to discontinued operations	1,530	4,012

Total current assets	928,098	946,303

Property, plant and equipment, net	263,216	257,659
Goodwill	134,892	121,355
Intangible assets, net	1,484,708	1,552,492
Other assets (includes restricted cash of $660 and $30,265)	45,988	76,117
Deferred income taxes	62,215	19,307
Assets related to discontinued operations	30,469	204,501

Total assets	$2,949,586	$3,177,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$49,306	$83,078
Accrued expenses	480,589	506,033
Income taxes payable	51,530	79,641
Notes payable	7,437	—
Current portion of long-term debt	4	97

Total current liabilities	588,866	668,849

Long-term debt	345,000	345,000
Other liabilities	83,585	121,705

Total liabilities	1,017,451	1,135,554

Commitments and contingencies (Note 9)
Shareholders’ equity	1,932,135	2,042,180

Total liabilities and shareholders’ equity	$2,949,586	$3,177,734

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2004	2003

Revenues:
Net sales	$273,887	$322,997
Royalty revenue	16,757	15,424

Total revenues	290,644	338,421

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	87,714	79,441

Selling, general and administrative, exclusive of co-promotion fees	86,602	44,115
Co-promotion fees	27,504	61,700

Total selling, general and administrative expenses	114,106	105,815

Research and development	16,023	9,636
Research and development-in process upon acquisition	—	18,000

Total research and development	16,023	27,636

Depreciation and amortization	39,318	17,637
Intangible asset impairment	34,936	110,970
Gain on sale of intangible assets	(858)	—

Total operating costs and expenses	291,239	341,499

Operating loss	(595)	(3,078)

Other income (expense):
Interest income	1,054	2,494
Interest expense	(3,105)	(3,034)
Valuation (charge) benefit — convertible notes receivable	(49)	7,967
Other, net	(703)	(83)

Total other (expense) income	(2,803)	7,344

(Loss) income from continuing operations before income taxes	(3,398)	4,266
Income tax (benefit) expense	(1,048)	8,676

Loss from continuing operations	(2,350)	(4,410)

Discontinued operations:
Loss from discontinued operations, including expected loss on disposal	(171,242)	(4,382)
Income tax benefit	(62,532)	(1,599)

Total loss from discontinued operations	(108,710)	(2,783)

Net loss	$(111,060)	$(7,193)

Loss per common share:
Basic:
Loss from continuing operations	$(0.01)	$(0.02)
Total loss from discontinued operations	(0.45)	(0.01)

Net loss	$(0.46)	$(0.03)

Diluted:
Loss from continuing operations	$(0.01)	$(0.02)
Total loss from discontinued operations	(0.45)	(0.01)

Net loss	$(0.46)	$(0.03)

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2002	240,624,751	$1,201,897	$729,241	$45	$1,931,183
Comprehensive income:
Net loss	—	—	(7,193)	—	(7,193)
Net unrealized gain on marketable securities, net of tax of $137	—	—		254	254
Foreign currency translation, net of tax of $(28)	—	—	—	(52)	(52)

Total comprehensive loss					(6,991)
Stock option activity	266,319	1,883	—	—	1,883

Balance at March 31, 2003	240,891,070	$1,203,780	$722,048	$247	$1,926,075

Balance at December 31, 2003	241,190,852	$1,205,970	$835,097	$1,113	$2,042,180
Comprehensive income:
Net loss	—	—	(111,060)	—	(111,060)
Net unrealized loss on marketable securities, net of tax of $(16)	—	—		(30)	(30)
Foreign currency translation, net of tax of $56	—	—	—	99	99

Total comprehensive loss					(110,991)
Stock option activity	177,792	946	—	—	946

Balance at March 31, 2004	241,368,644	$1,206,916	$724,037	$1,182	$1,932,135

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2004	2003

Cash flows from operating activities of continuing operations	$60,318	$79,425

Cash flows from investing activities of continuing operations:
Transfer to restricted cash	(351)	—
Purchases of marketable securities	—	(25,903)
Proceeds from sale of marketable securities	—	253,097
Proceeds from loan receivable	248	3,711
Purchases of property, plant and equipment	(12,585)	(12,842)
Proceeds from sale of property and equipment	—	12
Payment of contingent consideration	(36,000)	—
Investment in Meridian Medical Technologies, Inc., net of cash acquired	—	(237,682)
Purchases of product rights	—	(9,000)

Net cash used in investing activities of continuing operations	(48,688)	(28,607)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	946	1,864
Payments on other long-term debt and capital lease obligations	(93)	(50)
Debt issuance costs	—	(214)

Net cash provided by financing activities of continuing operations	853	1,600

Net cash provided by (used in) discontinued operations	2,790	(1,738)

Increase in cash and cash equivalents	15,273	50,680
Cash and cash equivalents, beginning of period	146,053	588,225

Cash and cash equivalents, end of period	$161,326	$638,905

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004 and 2003
(Unaudited)
(In thousands)

1.	General

      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in 2004.

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

	Three Months Ended
	March 31,

	2004	2003

Net income:
As reported	$(111,060)	$(7,193)
Compensation costs for options granted	(1,191)	(157)

Pro forma	$(112,251)	$(7,350)

Diluted income per common share:
Net income:
As reported	$(0.46)	$(0.03)

Pro forma	$(0.47)	$(0.03)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share

      The basic and diluted income per common share was determined using the following share data:

	Three Months Ended
	March 31,

	2004	2003

Basic loss per common share:
Weighted average common shares	241,300	240,777

Diluted loss per common share:
Weighted average common shares	241,300	240,777
Effect of stock options	—	—

Weighted average common shares	241,300	240,777

      For the three months ended March 31, 2004 and March 31, 2003, options to purchase 915 and 1,406 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive and would have reduced the loss per share. The Company’s convertible debentures could also be converted into 6,878 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because such contingencies were not fulfilled, the convertible debentures were not considered in the calculation of diluted income per common share.

4.	Inventories

      Inventories consist of the following:

	March 31,	December 31,
	2004	2003

Raw materials	$139,706	$139,675
Work-in-process	18,431	11,508
Finished goods (including $17,654 and $18,252 of sample inventory, respectively)	153,682	140,307

	311,819	291,490
Inventory valuation allowance	(60,626)	(30,604)

	$251,193	$260,886

5.	Property, Plant and Equipment

      The Company’s Rochester facility manufactures products for the Company and various third parties. At March 31, 2004, the net carrying value of the property, plant and equipment at the Rochester facility and the intangible assets considered part of the Rochester asset group were $83,392 and $27,430, respectively. Overall production volume at this facility has been declining. The Company currently has plans to transfer to this facility the manufacture of certain products that are currently manufactured for the Company by third parties. This should increase production and cash flow at the Rochester facility. Management currently believes that these long-term assets are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline and or if the Company is not successful in transferring additional production to the facility, the Company may have to write off a portion of the property, plant, equipment and intangible assets associated with this facility.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Acquisitions and Dispositions

      On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and the rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force. On January 8, 2003, the Company completed its acquisition of Meridian Medical Technologies, Inc. (“Meridian”). The following unaudited pro forma summary presents the financial information as if the acquisitions of Meridian and the primary care business of Elan had occurred on January 1, 2003 for the three months ended March 31, 2003 (including the effects of charges for in-process research and development). These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003, nor are they indicative of future results.

Three Months Ended
March 31, 2003

Total revenues from continuing operations	$391,277

Net loss	$(121,275)

Basic loss per common share	$(0.50)

Diluted loss per common share	$(0.50)

7.	Intangible Assets and Goodwill

      The following table reflects the components of intangible assets as of March 31, 2004:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Trademarks and product rights	$1,488,925	$181,706
Patents	258,300	82,549
Other intangibles	9,470	7,732

Total intangible assets	$1,756,695	$271,987

      Amortization expense for the three months ended March 31, 2004 and 2003 was $32,847 and $13,408, respectively. Estimated annual amortization expense as of March 31, 2004 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31:	Amount

2004	$133,035
2005	107,435
2006	88,106
2007	85,532
2008	78,505

      During the first quarter of 2004, the Company recorded intangible asset impairment charges totaling $34,936 primarily due to a greater than anticipated decline in prescriptions for Florinef® and Tapazole® as a result of the availability of generics for these products. During January 2003, the Company was notified of the approval by the FDA of a second generic fludrocortisone acetate, USP, a product that represents additional competition for the Company’s Florinef®(fludrocortisone acetate, USP) product. The Company recorded an impairment charge in the amount of $110,970 in the first quarter of 2003 reflecting the reduction in the fair

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the Florinef® intangible assets. The additional intangible asset impairment charge pertaining to Florinef® recorded in the first quarter of 2004 reflects a further reduction in the fair value of the Florinef intangible assets due to a decline in prescriptions for the product which is in excess of the Company’s original estimate. The Company determined the fair value of the intangible assets associated with Florinef® and Tapazole® based on management’s discounted cash flow projections for these products. Florinef® and Tapazole® are included in the Company’s branded pharmaceuticals segment.

      In March 2003, the Company also became aware that an ANDA for Cortisporin® ophthalmic suspension which was previously inactive had been reactivated by the FDA with a new sponsor. The Company understands the sponsor entered the market as of April 14, 2003 with a generic equivalent for Cortisporin® ophthalmic suspension. The entry of the generic has negatively affected the Company’s market share for this product. At March 31, 2004, the Company had net intangible assets related to Cortisporin® of $18,008. Management currently believes that this asset is not impaired based on estimated undiscounted cash flows, however, if prescription declines exceed current expectations, we may have to write-off a portion or all of the intangible assets associated with those products.

      Prescriptions for Neosporin®, Septra®, and another small branded pharmaceutical product have continued to decline over the past two years. At March 31, 2004, these products have net intangible assets associated with them totaling $19,201. Management currently believes that these assets are not impaired based on estimated undiscounted future cash flows. However, if prescription declines exceed current expectations, the Company may have to write-off a portion or all of the intangible assets associated with these products.

      During the first quarter of 2004, the Company performed its annual review of intangible asset lives for amortization purposes. As a result of this review, the Company reduced the lives of some of its branded pharmaceutical products, to reflect management’s current view of such intangibles future utilization.

      Goodwill at December 31, 2003 and March 31, 2004 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at December 31, 2003	$12,742	$108,613	$121,355
Goodwill associated with Elan primary care business acquisition	13,537	—	13,537

Goodwill at March 31, 2004	$26,279	$108,613	$134,892

      During the first quarter of 2004, the Company paid a $25,000 milestone payment to Elan relating to the continued exclusivity of Skelaxin® and an $11,000 milestone payment to Elan in connection with the development of new formulations of Sonata®. These milestone payments increased goodwill to the extent they were not accrued by the Company at the time of purchase.

8. Discontinued Operations

      An ongoing clinical trial, the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including the Company’s products Prefest® and Menest®. Prescriptions for some of the Company’s other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. Accordingly, during the first quarter of 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products, including Prefest®, Nordette®, and Menest®. The Company is now actively marketing these assets to potential purchasers and plans to divest such assets within the next year.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Prefest® and Nordette® product rights held for sale have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and have been classified as discontinued operations in the accompanying financial statements. The Company wrote down intangible assets by the amount of $169,591 to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less costs to sell. The Company determined the fair value of these intangible assets based on management’s discounted cash flow projections for the products less expected selling costs. Prefest® and Nordette® are included in the Company’s branded pharmaceuticals segment.

      The major classes of assets associated with discontinued operations in the accompanying financial statements are as follows:

	March 31,	December 31,
	2004	2003

Inventories	$1,530	$4,012
Intangible assets, net	30,469	204,501

Total assets	$31,999	$208,513

      Summarized financial information for the discontinued operations are as follows:

	Three Months Ended

	March 31,	March 31,
	2004	2003

Total revenues	$6,998	$5,422
Operating loss, including expected loss on disposal	(171,242)	(4,382)
Net loss	(108,710)	(2,783)

9.	Contingencies

Fen/ Phen Litigation

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

      While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and intends to submit a claim for all unreimbursed costs to the Company’s product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuits and be responsible for damages, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of potential losses related to these suits cannot be made.

      In addition, Jones Pharma, Incorporated (“Jones”), a wholly owned subsidiary of the Company, is a defendant in approximately 861 multi-defendant lawsuits involving the manufacture and sale of dexfen-

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

      While the Company cannot predict the outcome of these suits, management believes that the claims against Jones are without merit and intends to vigorously pursue all defenses available. The Company is unable to disclose an aggregate dollar amount of damages claimed because many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against Jones. Additionally, the Company cannot reasonably estimate potential losses related to the lawsuits.

Thimerosal/ Vaccine Related Litigation

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

      The Company’s product liability insurance carrier has been given proper notice of all of these matters and defense counsel is vigorously defending the Company’s interests. The Company has filed motions to dismiss due, among other things, to lack of product identity in the plaintiffs’ complaints. In 2001, the Company was dismissed on this basis in a similar case. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The July 2003 estimate was based upon an extensive sample of available data supporting the calculation of Medicaid rebates paid from 1998 to 2002, and was generated with the assistance of outside consultants. Subsequent to that time, King’s outside consultants conducted a comprehensive audit to determine the actual amount of underpayments under Medicaid during the period from 1998 to 2002. As a result of that audit, King determined that its accrual for estimated amounts due under Medicaid and other governmental pricing programs through December 31, 2002, should be increased by $18,000. In addition, based on the results of the comprehensive audit for the period from 1998 through 2002, the Company estimated that it underpaid amounts due Medicaid by $900 during the period from 1994 through 1997. Accordingly, results for the fourth quarter of 2003 included an adjustment of $18,900 to net sales and accrued expenses.

      Following the accrual adjustment recorded in the fourth quarter of 2002, the Company recovered on a pre-tax basis approximately $9,500 in fees it previously paid under its Co-Promotion Agreement for Altace® and recognized this amount in the fourth quarter of 2003. In addition, fees under the Company’s Co-Promotion Agreement for Altace® in the fourth quarter of 2003 were reduced on a pre-tax basis by approximately $5,700 as a result of the accrual adjustment recorded in that quarter.

      Under generally accepted accounting principles, the $18,000 adjustment in the Company’s accrual for Medicaid rebates for the period from 1998 through 2002 constituted a change in an accounting estimate effective as of December 31, 2003. The change resulted principally from two factors. First, the Medicaid audit included additional data that was used to refine the July 2003 estimate. Second, the Company received legal advice that, in calculating amounts payable under Medicaid, it should revise the methodology it had previously been advised to use for calculating “best price” in respect of a complex issue concerning rebates to pharmacy benefit managers. The $900 adjustment in the Company’s accrual for Medicaid rebates for the period from 1994 through 1997 reflected the correction of immaterial errors that occurred during that period.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it is possible that this review could result in material changes. The accruals described above relate solely to King’s estimated underpayments and exclude any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, as the Company cannot predict or reasonably estimate their likelihood or magnitude at this time.

      Pending determination of the precise amount of its obligations, the Company has placed a total of $65,500 in an interest-bearing escrow account ($46,500 during 2003 and $19,000 during 2004).

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the “’258 patent”) and 5,061,722 (the “’722 patent”), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the “’856 patent”), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and the Company filed suit on March 14, 2003 to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Should the court find in favor of a Cobalt summary judgment motion on the validity of the ’722 patent, however, the Company would not receive the full benefit of that 30 month stay. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. In its answer to the amended complaint, Cobalt denied infringement and alleged that the ’856 patent is invalid. Pursuant to FDA regulations, however, Cobalt is not required to certify against the ’856 patent. The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. Regardless of the outcome of the lawsuit involving the ’722 and ’856 patents, however, Cobalt has not challenged the validity of the ’258 patent and, therefore, cannot market a generic version of Altace® prior to the expiration of that patent in January 2005.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company with an automatic stay of FDA approval of Eon’s ANDA for 30 months from no earlier than November 18, 2002 and an automatic stay of FDA approval of Core’s ANDA for 30 months from no earlier than January 24, 2003. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.

      On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. On March 18, 2004, the Company filed a Citizen’s Petition with the FDA requesting reinstatement of the FDA’s previous policy on this issue and a requirement that all ANDA applicants include this use in their product labeling. If the Company’s Citizen’s Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these routine legal proceedings will have a material adverse effect on its financial position, results of operations and cash flows.

10.	Accounting Developments

      In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, the FASB revised FIN 46 to

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discuss certain FIN 46 implementation issues. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. FIN 46 requires a variable interest entity to be consolidated by a company if that company is required to absorb a majority of the variable interest entity’s expected losses or entitled to receive a majority of the entity’s residual returns or both. The Company has evaluated its relationship with Novavax and determined that Novavax is not currently a variable interest entity that is required to be consolidated in the Company’s financial statements under FIN 46.

      During the period from December 2000 through June 2002, the Company provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. In addition, during 2001, the Company obtained an exclusive worldwide license to promote, market, distribute and sell EstrasorbTM and AndrosorbTM, following approval, except in the United States and Puerto Rico, where King and Novavax will co-market the products. Following regulatory approval, the Company will pay Novavax a royalty based on a percentage of net sales of the products outside of the United States and Puerto Rico. Novavax will pay King a co-promotion fee equal to 50% of net sales less cost of revenues of the products within the United States and Puerto Rico. The New Drug Application for EstrasorbTM was approved by the U.S. Food and Drug Administration during October 2003. King owns approximately 0.9% of Novavax common stock. The Company’s estimate of maximum exposure to loss as a result of its contractual relationships with Novavax is $32,309.

      Novavax is a fully-integrated specialty biopharmaceutical company focused on research, development and commercialization of products utilizing its drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases. At December 31, 2003, Novavax reported total assets of $84.2 million, total liabilities of $48.2 million, revenues for the year ended December 31, 2003 of $11.8 million, and a net loss of $17.3 million for the year ended December 31, 2003.

11.	Segment Information

      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products over seven therapeutic areas, including cardiovascular, endocrinology/women’s health, neuroscience, critical care, anti-infective, respiratory, and other. Such branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and the types of customer. The Meridian Medical Technologies segment was added as a new segment during 2003 as a result of the acquisition of Meridian on January 8, 2003. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line marketed by Dey L.P., which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	March 31,

	2004	2003

Total revenues:
Branded pharmaceuticals	$233,208	$290,963
Meridian Medical Technologies	34,501	25,640
Royalties	16,757	15,424
Contract manufacturing	132,892	92,262
Eliminations	(126,714)	(85,868)

Consolidated total net revenues	$290,644	$338,421

Segment profit:
Branded pharmaceuticals	$171,031	$237,710
Meridian Medical Technologies	19,454	7,948
Royalties	14,177	12,416
Contract manufacturing	(1,732)	906

Consolidated segment profit, excluding depreciation	$202,930	$258,980

Other operating costs and expense	203,525	262,058

Operating loss	$(595)	$(3,078)

      The March 31, 2003 segment profit amounts reflect a reclassification of $5,165, decreasing the branded pharmaceuticals segment profit and increasing the contract manufacturing segment profit, from amounts previously reported as a result of the reclassification of certain expenses.

	As of	As of
	March 31,	December 31,
	2004	2003

Total assets:
Branded pharmaceuticals	$2,659,962	$2,897,137
Meridian Medical Technologies	260,344	250,935
Royalties	17,734	20,032
Contract manufacturing	92,908	90,992
All other	10	10
Eliminations	(81,372)	(81,372)

Consolidated total assets	$2,949,586	$3,177,734

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended
	March 31,

	2004	2003

Total revenues:
Cardiovascular	$79,865	$156,817
Anti-infective	9,929	31,678
Critical care	39,502	35,363
Endocrinology/women’s health	34,003	48,505
Respiratory	9,128	11,633
Neuroscience	62,429	—
Other branded	(1,648)	6,967

Consolidated branded pharmaceutical revenues	$233,208	$290,963

12.	Guarantor Financial Statements

      Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited, formed in January, 2003 (the “Guarantor Subsidiaries”), has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the $345,000, 2 3/4% Convertible Debentures due 2021 and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2004

				King
				Consolidated	Monarch
				with	Pharmaceuticals
		Guarantor	Eliminating	Guarantor	Ireland	Eliminating	King
	King	Subsidiaries	Entries	Subsidiaries	Limited	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$151,433	$7,854	$—	$159,287	$2,039	$—	$161,326
Restricted cash	67,331	80,079	—	147,410	—	—	147,410
Accounts receivable, net	6,028	185,580	—	191,608	1,394	—	193,002
Inventories	209,109	41,810	—	250,919	274	—	251,193
Deferred income tax assets	38,731	88,858	—	127,589		—	127,589
Prepaid expenses and other current assets	17,396	28,652	—	46,048		—	46,048
Assets related to discontinued operations	1,530	—	—	1,530			1,530

Total current assets	491,558	432,833	—	924,391	3,707	—	928,098
Property, plant, and equipment, net	115,142	148,074	—	263,216	—	—	263,216
Goodwill	—	134,892	—	134,892	—	—	134,892
Intangible assets, net	6,181	1,471,131	—	1,477,312	7,396	—	1,484,708
Other assets	45,988	—	—	45,988	—	—	45,988
Deferred income tax assets	(4,395)	66,610	—	62,215	—	—	62,215
Investment in subsidiaries	2,183,214	—	(2,177,697)	5,517	—	(5,517)	—
Assets related to discontinued operations	—	30,469	—	30,469	—	—	30,469

Total assets	$2,837,688	$2,284,009	$(2,177,697)	$2,944,000	$11,103	$(5,517)	$2,949,586

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,116	$28,363	$—	$48,479	$827	$—	$49,306
Accrued expenses	(7,074)	487,663	—	480,589	—	—	480,589
Income taxes payable	55,251	(3,915)	—	51,336	194	—	51,530
Notes payable	7,437	—	—	7,437	—	—	7,437
Current portion of long-term debt	4	—	—	4	—	—	4

Total current liabilities	75,734	512,111	—	587,845	1,021	—	588,866
Long-term debt	345,000	—	—	345,000	—	—	345,000
Other liabilities	51,049	32,536	—	83,585	—	—	83,585
Intercompany (receivable) payable	434,592	(438,434)	—	(3,842)	3,842	—	—

Total liabilities	906,375	106,213	—	1,012,588	4,863	—	1,017,451

Shareholders’ equity	1,931,313	2,177,796	(2,177,697)	1,931,412	6,240	(5,517)	1,932,135

Total liabilities and shareholders’ equity	$2,837,688	$2,284,009	$(2,177,697)	$2,944,000	$11,103	$(5,517)	$2,949,586

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003

				King
				Consolidated	Monarch
				with	Pharmaceuticals
		Guarantor	Eliminating	Guarantor	Ireland	Eliminating	King
	King	Subsidiaries	Entries	Subsidiaries	Limited	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$140,617	$3,641	$—	$144,258	$1,795	$—	$146,053
Restricted cash	67,199	66,770	—	133,969	—	—	133,969
Accounts receivable, net	4,529	240,574	—	245,103	1,314	—	246,417
Inventories	224,081	36,554	—	260,635	251	—	260,886
Deferred income tax assets	16,428	108,502	—	124,930	—	—	124,930
Prepaid expenses and other current assets	5,249	24,787	—	30,036	—	—	30,036
Assets related to discontinued operations	4,012	—	—	4,012	—	—	4,012

Total current assets	462,115	480,828	—	942,943	3,360	—	946,303
Property, plant, and equipment, net	115,442	142,217	—	257,659	—	—	257,659
Goodwill	—	121,355	—	121,355	—	—	121,355
Intangible assets, net	6,955	1,538,035	—	1,544,990	7,502	—	1,552,492
Other assets	45,410	30,707	—	76,117	—	—	76,117
Deferred income tax assets	14,831	4,476	—	19,307	—	—	19,307
Investment in subsidiaries	2,307,745	—	(2,302,228)	5,517	—	(5,517)	—
Assets related to discontinued operations	—	204,501	—	204,501	—	—	204,501

Total assets	$2,952,498	$2,522,119	$(2,302,228)	$3,172,389	$10,862	$(5,517)	$3,177,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,924	$31,135	$—	$83,059	$19	$—	$83,078
Accrued expenses	55,764	450,269	—	506,033	—	—	506,033
Income taxes payable	78,363	838	—	79,201	440	—	79,641
Notes payable	—	—	—	—	—	—	—
Current portion of long-term debt	97	—	—	97	—	—	97

Total current liabilities	186,148	482,242	—	668,390	459	—	668,849
Long-term debt	345,000	—	—	345,000	—	—	345,000
Other liabilities	50,953	70,752	—	121,705	—	—	121,705
Intercompany (receivable) payable	329,396	(333,103)	—	(3,707)	3,707	—	—

Total liabilities	911,497	219,891	—	1,131,388	4,166	—	1,135,554

Shareholders’ equity	2,041,001	2,302,228	(2,302,228)	2,041,001	6,696	(5,517)	2,042,180

Total liabilities and shareholders’ equity	$2,952,498	$2,522,119	$(2,302,228)	$3,172,389	$10,862	$(5,517)	$3,177,734

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31, 2004						Three Months Ended March 31, 2003

				King						King
				Consolidated	Monarch					Consolidated
				with	Pharmaceuticals					with
		Guarantor	Eliminating	Guarantor	Ireland	King		Guarantor	Eliminating	Guarantor		King
	King	Subsidiaries	Entries	Subsidiaries	Limited	Consolidated	King	Subsidiaries	Entries	Subsidiaries	Ireland	Consolidated

Revenues:
Net sales	$106,502	$273,347	$(106,380)	$273,469	$418	$273,887	$66,018	$322,804	$(66,018)	$322,804	$193	$322,997
Royalty revenue	—	16,757	—	16,757	—	16,757	—	15,424	—	15,424	—	15,424

Total revenues	106,502	290,104	(106,380)	290,226	418	290,644	66,018	338,228	(66,018)	338,228	193	338,421

Operating costs and expenses:
Costs of revenues	31,997	161,980	(106,380)	87,597	117	87,714	24,588	120,822	(66,018)	79,392	49	79,441
Selling, general and administrative	36,695	76,560	—	113,255	851	114,106	5,161	100,653	—	105,814	1	105,815
Depreciation and amortization	4,340	34,872	—	39,212	106	39,318	1,904	15,659	—	17,563	74	17,637
Research and development	110	15,913	—	16,023	—	16,023	225	27,411	—	27,636	—	27,636
Intangible asset impairment	—	34,936	—	34,936	—	34,936	—	110,970	—	110,970	—	110,970
Gain on sale of product lines	—	(858)	—	(858)	—	(858)	—	—	—	—	—	—

Total operating costs and expenses	73,142	323,403	(106,380)	290,165	1,074	291,239	31,878	375,515	(66,018)	341,375	124	341,499

Operating (loss) income	33,360	(33,299)	—	61	(656)	(595)	34,140	(37,287)	—	(3,147)	69	(3,078)

Other income (expense):
Interest income	894	160	—	1,054	—	1,054	2,396	98	—	2,494	—	2,494
Interest expense	(3,100)	(5)	—	(3,105)	—	(3,105)	(3,032)	(2)	—	(3,034)	—	(3,034)
Valuation change — convertible notes receivable	(49)	—	—	(49)	—	(49)	7,967	—	—	7,967	—	7,967
Other, net	(325)	(331)	—	(656)	(47)	(703)	(64)	(19)	—	(83)	—	(83)
Equity in loss of subsidiaries	(124,529)	—	124,529	—	—	—	(31,380)	—	31,380	—	—	—
Intercompany interest income (expense)	(7,166)	7,166	—	—	—	—	1,391	(1,391)	—	—	—	—

Total other income (expense)	(134,275)	6,990	124,529	(2,756)	(47)	(2,803)	(22,722)	(1,314)	31,380	7,344	—	7,344

(Loss) income from continuing operations before income taxes	(100,915)	(26,309)	124,529	(2,695)	(703)	(3,398)	11,418	(38,601)	31,380	4,197	69	4,266

Income tax expense (benefit)	9,688	(10,490)	—	(802)	(246)	(1,048)	18,680	(10,004)	—	8,676	—	8,676

Loss from continuing operations	(110,603)	(15,819)	124,529	(1,893)	(457)	(2,350)	(7,262)	(28,597)	31,380	(4,479)	69	(4,410)
Discontinued operations:
Loss from discontinued operations	—	(171,242)	—	(171,242)	—	(171,242)	—	(4,382)	—	(4,382)	—	(4,382)
Income tax benefit	—	(62,532)	—	(62,532)	—	(62,532)	—	(1,599)	—	(1,599)	—	(1,599)

Net (loss) income	$(110,603)	$(124,529)	$124,529	$(110,603)	$(457)	$(111,060)	$(7,262)	$(31,380)	$31,380	$(7,262)	$69	$(7,193)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three Months Ended March 31, 2004					Three Months Ended March 31, 2003

			King					King
			Consolidated	Monarch				Consolidated
			with	Pharmaceuticals				with	Monarch
		Guarantor	Guarantor	Ireland	King		Guarantor	Guarantor	Pharmaceuticals	King
	King	Subsidiaries	Subsidiaries	Limited	Consolidated	King	Subsidiaries	Subsidiaries	Ireland	Consolidated

Cash flows from operating activities	$(91,452)	151,661	60,209	109	$60,318	$50,540	28,885	79,425	—	$79,425

Cash flows from investing activities:
Transfer to restricted cash	—	(351)	(351)	—	(351)	—	—	—	—	—
Purchases of marketable securities		—	—	—	—	(25,903)	—	(25,903)	—	(25,903)
Proceeds from sale of marketable securities		—	—	—	—	253,097	—	253,097	—	253,097
Proceeds from loans receivable	—	248	248	—	248	—	3,711	3,711	—	3,711
Purchases of property, plant and equipment	(3,477)	(9,108)	(12,585)	—	(12,585)	(2,118)	(10,724)	(12,842)	—	(12,842)
Proceeds from sale of property and equipment	—	—	—	—	—	12	—	12	—	12
Acquisition of Primary Care from Elan	—	(36,000)	(36,000)	—	(36,000)	—	—	—	— —	—
Investment in Meridian						(253,092)	15,410	(237,682)	—	(237,682)
Purchases of product rights		—				(9,000)	—	(9,000)	—	(9,000)

Net cash used in investing activities	(3,477)	(45,211)	(48,688)	—	(48,688)	(37,004)	8,397	(28,607)	—	(28,607)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	946	—	946	—	946	1,864	—	1,864	—	1,864
Payments on other long-term debt	(93)	—	(93)	—	(93)	(50)	—	(50)	—	(50)
Other	—	—	—	—	—	(214)	—	(214)	—	(214)
Intercompany	104,892	(105,027)	(135)	135	—	37,187	(37,187)	—	—	—

Net cash provided by (used in) financing activities	105,745	(105,027)	718	135	853	38,787	(37,187)	1,600	—	1,600

Net cash provided by (used in) discontinued operations	—	2,790	2,790	—	2,790	—	(1,738)	(1,738)	—	(1,738)

Increase (decrease) in cash and cash equivalents	10,816	4,213	15,029	244	15,273	52,323	(1,643)	50,680	—	50,680
Cash and cash equivalents, beginning of period	140,617	3,641	144,258	1,795	146,053	594,385	(6,160)	588,225	—	588,225

Cash and cash equivalents, end of period	$151,433	7,854	159,287	2,039	$161,326	$646,708	(7,803)	638,905	—	638,905

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

      The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” set out below and in our Annual Report on Form 10-K for the year ended December 31, 2003, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2003; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview of Financial Results

      We are a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. We seek to capitalize on opportunities in the pharmaceutical industry through the development, including through in-licensing arrangements and acquisitions, of novel branded prescription pharmaceutical products in attractive markets and the strategic acquisition of branded products that can benefit from focused promotion and marketing and product life-cycle management.

General

      The following summarizes net revenues by reportable segment (in thousands):

	For the Three Months
	Ended March 31,

	2004	2003

Branded pharmaceuticals	$233,208	$290,963
Meridian Medical Technologies	34,501	25,640
Royalties	16,757	15,424
Contract manufacturing	6,178	6,394

Total	$290,644	$338,421

Results of Operations

Three Months Ended March 31, 2004 and 2003

Revenues

      Total net revenue decreased $47.8 million, or 14.1%, to $290.6 million in 2004 from $338.4 million in 2003, primarily due to dramatically lower net sales from our branded pharmaceuticals segment during 2004, partially offset by increased revenues from our Meridian Medical Technologies segment during the same period. Due to our decision to market Prefest® and Nordette® for divestiture as discussed more fully below, net sales associated with these products are classified as part of discontinued operations and are not included in total revenues for the periods presented.

      Net sales from branded pharmaceutical products decreased $57.8 million, or 19.9%, to $233.2 million in 2004 from $291.0 million in 2003. This decrease was primarily the result of wholesale channel inventory reductions of some of our branded pharmaceutical products during 2004 which occurred while we were actively negotiating inventory management agreements with our three key wholesale customers, partially offset by net sales of Skelaxin® and Sonata® which we acquired in June 2003. Accordingly, net sales of our branded pharmaceutical products during 2004 were well below the level that prescription demand for such products would indicate. Prescription demand estimates are inherently imprecise and rely on third-party information which itself is subject to uncertainties and limitations. Net sales of Altace® were particularly negatively affected during 2004, as wholesale channel inventories of this product were reduced well over one month of current prescription demand for this product. Returns of branded pharmaceuticals increased significantly in the first quarter of 2004, reflecting high levels of returns primarily by wholesalers that purchased in excess of prescription demand, as well as reduced prescriptions for certain products due to competition. Additionally, we believe our announced plans to enter into inventory management agreements with certain wholesalers has also contributed to the increase in returns of products. Under the agreements, we expect to, among other things, reduce the amount of inventory in the wholesale pipeline and reduce the variability of customer ordering patterns. While we believe the first quarter rate of returns is not indicative of future returns, we are closely monitoring returns. As a result of the unusually high return levels in the first quarter of 2004, we supplemented our normal returns reserve to address specific products with higher levels of returns and/or declining sales. The impact of returns on net sales increased from $12.9 million in the first quarter of 2003 to $41.3 million in the first quarter of 2004, $7.2 million of which was due to the supplemental reserve.

      On March 9, 2004, we received a copy of a letter from the FDA that was addressed to all applicants that have filed an abbreviated new drug application, which we refer to as an “ANDA”, in order to obtain permission to market a generic version of Skelaxin®. The letter stated that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. This FDA decision may explain some of the wholesale inventory reduction that negatively affected net sales of Skelaxin® during 2004. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. On March 18, 2004, the Company filed a Citizen Petition with the FDA requesting reinstatement of the FDA’s previous policy on this issue and a requirement that all ANDA applicants include this use in their product labeling. If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected.

      Since the conclusion of the first quarter ended March 31, 2004, we have entered into an inventory management agreement with each of our three key wholesale customers in order to facilitate improved management of wholesale channel inventory levels of all of our branded pharmaceutical products. Accordingly, although we believe net sales of our branded products, particularly including but not limited to Altace®, will be significantly adversely affected by wholesale inventory reductions during the second quarter of 2004. We anticipate that net sales of our branded pharmaceuticals during the remainder of fiscal year 2004 should begin to return to levels that are more consistent with prescription demand for such products.

      An ongoing clinical trial, the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including our products Prefest® and Menest®. Prescriptions for some of our other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. Accordingly, during the first quarter of 2004, our Board of Directors approved management’s decision to market many of our women’s health products, including Prefest®, Nordette®, and Menest®, for divestiture. We are now actively marketing such assets to potential purchasers.

      Revenues from Meridian Medical Technologies increased $8.9 million, or 34.8%, to $34.5 million in 2004 from $25.6 million in 2003 primarily due to increased unit sales of EpiPen® under our supply agreement with Dey L.P. who markets the product. Although demand for EpiPen® continues to be strong due to increased awareness of the health risks associated with allergic reactions, we expect competition to intensify. The increase in the first quarter of 2004 is not necessarily indicative of future results.

      Revenues from royalties is derived from payments we receive based on sales of Adenoscan® and Adenocard®. Revenue from royalties increased $1.4 million, or 9.1%, to $16.8 million in 2004 from $15.4 million in 2003 primarily due to an increase in sales of Adenoscan®. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of Adenoscan® and Adenocard® and, thus, are not able to predict whether growth will continue, if at all, at the rate experienced in the first quarter of 2004.

      Net revenues from contract manufacturing were $6.2 million in 2004 compared to $6.4 million in 2003.

Operating Costs and Expenses

      Total operating costs and expenses decreased $50.3 million, or 14.7%, to $291.2 million in 2004 from $341.5 million in 2003. The decrease was primarily due to a $89.3 million reduction in the net charge associated with special items included in total operating costs and expenses during 2004 compared to 2003. Other variables which affected total operating costs and expenses during 2004 and 2003 are discussed in more detail below.

      Special items are those particular income or expense items that our management believes are not related to our ongoing, underlying business, are non-recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishment of debt; asset impairment charges; expenses of drug recalls; revenues and expenses associated with discontinued operations; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our ongoing, underlying business and of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special item involves judgments by us.

      Cost of revenues increased $8.3 million, or 10.5%, to $87.7 million in 2004 from $79.4 million in 2003. This increase was primarily due to a charge during 2004 in the amount of $17.2 million for the write-off of excess inventory associated with our branded pharmaceuticals segment which is to some extent attributable to dramatically reduced net sales of branded pharmaceutical products during 2004 for the reasons discussed above, partially offset by a reduction in cost of revenues due to lower unit sales of our pharmaceutical products during the same period. Additionally, cost of revenue in 2004 includes a special item resulting in a charge of $4.2 million which represents that portion of our remaining minimum purchase commitments under our supply agreement for Procanbid® that exceeds our expected demand for the product. Accordingly, as a percentage of total revenues, cost of revenues increased to 30.2% in 2004 from 23.5% in 2003. During the remainder of calendar year 2004, we anticipate that cost of revenues as a percentage of total revenues should return to a level that is more consistent with that which we experienced in 2003.

      Cost of revenues from branded pharmaceutical products increased $8.9 million, or 16.7%, to $62.2 million in 2004 from $53.3 million in 2003. This increase was primarily due to a charge in the amount of $17.2 million for the write-off of excess branded pharmaceutical products inventory discussed above and a special item resulting in a charge of $4.2 million which represents that portion of our remaining minimum purchase commitments under our supply agreement for Procanbid® that exceeds our expected demand for the product. Due to our decision to market Prefest® and Nordette® for divestiture, cost of revenues associated with these products is classified as part of discontinued operations and is not included in cost of revenues from branded pharmaceutical products for the periods presented.

      Cost of revenues from Meridian Medical Technologies decreased $2.7 million, or 15.3%, to $15.0 million in 2004 from $17.7 million in 2003 primarily due to a special item consisting of a one-time inventory valuation adjustment in 2003 associated with our acquisition of Meridian on January 8, 2003, resulting in a charge of $2.2 million, and the mix of products sold in the respective periods.

      Cost of revenues from royalties decreased $0.4 million to $2.6 million in 2004 from $3.0 million in 2003.

      Cost of revenues associated with contract manufacturing increased $2.4 million, or 43.6%, to $7.9 million in 2004 from $5.5 million in 2003 primarily due to an increase in fixed overhead costs.

      Total selling, general and administrative expenses increased $8.3 million, or 7.8%, to $114.1 million in 2004 from $105.8 million in 2003. This increase was primarily attributable to operating expenses associated with the expansion of our sales force, special items resulting in a charge equaling $5.7 million for professional fees that are primarily related to the ongoing investigations of our company by the Securities and Exchange Commission and the Office of Inspector General of the Department of Health and Human Services offset by decreases in co-promotion fees paid under our Co-Promotion Agreement with Wyeth Pharmaceuticals due to lower sales of Altace® during 2004, as compared to 2003, for the reasons discussed above. As a percentage of total revenues, total selling, general, and administrative expenses increased to 39.3% in 2004 compared to 31.3% in 2003. We anticipate that total selling, general and administrative expense, as a percentage of total revenues, should be less than the percentage experienced in the first quarter of 2004. Due to our decision to market Prefest® and Nordette® for divestiture as discussed more fully below, selling, general and administrative expense associated with these products is classified as part of discontinued operations and is not included in total selling, general and administrative expense for the periods presented.

      Depreciation and amortization expense increased $21.7 million, or 123.3%, to $39.3 million in 2004 from $17.6 million in 2003. This increase was primarily attributable to the amortization of the intangible assets associated with our acquisitions of Sonata® and Skelaxin® on June 12, 2003. For more information regarding estimated future amortization expense, please see Note 7 to our condensed consolidated financial statements included in this report. Due to our decision to market Prefest® and Nordette® for divesture, amortization expense associated with these products is classified as part of discontinued operations and is not included in depreciation and amortization expense for the periods presented.

      Other special items that also affected operating costs and expenses during 2004 resulted in a net intangible asset impairment charge totaling $34.9 million which is primarily related to a greater than expected decline in prescriptions for Florinef® and Tapazole® due to availability of generics for these products. These special items were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of such assets. During January 2003, we were notified of the approval by the FDA of a second generic fludrocortisone acetate, USP, a product that represents additional competition for our Florinef® (fludrocortisone acetate, USP) product. We recorded an impairment charge in the amount of $111.0 million during 2003 reflecting the reduction in the fair value of the Florinef® intangible assets. The additional intangible asset impairment charge pertaining to Florinef® recorded in 2004 reflects a further reduction in the fair value of the intangible assets associated with this product due to a decline in prescriptions for the product that is in excess of our original estimate. We determined the fair value of the intangible assets associated with Florinef® and Tapazole® based on our estimated discounted cash flows for these products.

      Prescriptions for Neosporin®, Septra® and another small pharmaceutical product have continued to decline over the past two years. At March 31, 2004, these products have net intangible assets associated with them totaling $19.2 million. We currently believe that these assets are not impaired based on estimated undiscounted future cash flows. However, if prescription declines exceed current expectations, we may have to write-off a portion or all of the intangible assets associated with these products.

      Total research and development expense decreased $11.6 million, to $16.0 million in 2004 from $27.6 million in 2003. This decrease was primarily due to a special item that resulted in a charge of $18.0 million during 2003 due to acquired in-process research and development associated with our acquisition of Meridian, offset by an increase in expenses associated with ongoing research and development programs that have progressed to later stages of clinical development and an expansion in the number of these programs.

Operating Loss

      Due to the factors discussed above, we had an operating loss equaling $0.6 million during 2004 compared to an operating loss of $3.1 million in 2003.

Other Income (Expense)

      Interest income decreased $1.4 million to $1.1 million in 2004 from $2.5 million in 2003 primarily due to reduced cash balances in 2004.

      Interest expense was $3.1 million in 2004 compared to $3.0 million in 2003.

      Special items affecting other income (expense) include a charge in the amount of $49 thousand during 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax, Inc.

compared to income in the amount of $8.0 million during 2003 to reflect a decrease in the valuation allowance for the convertible notes receivable from Novavax. Statement of Financial Accounting Standards, which we refer to as “SFAS,” No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” requires that we treat the Novavax convertible notes as an impaired loan because of the decline in the share price of Novavax common stock to levels below that established by our common stock conversion options associated with the convertible notes. We will adjust the amount of the valuation allowance in future periods until the loan is no longer considered to be impaired. If the Novavax common stock price declines, we may incur additional charges related to the investment in the convertible notes.

     Discontinued Operations

      An ongoing clinical trial, the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including our products Prefest® and Menest®. Prescriptions for some of our other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. Accordingly, during the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture many of our women’s health products, including Prefest®, Nordette®, and Menest®. We are now actively marketing these assets to potential purchasers.

      The Prefest® and Nordette® product rights held for sale have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and have been classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2004 and 2003.

      Special items include a loss from discontinued operations in the amount of $171.2 million during 2004 or $108.7 million net of tax benefit primarily due to an intangible asset write-down to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less anticipated costs to sell. We determined the fair value of these intangible assets based on management’s discounted cash flow projections for the products. Prefest® and Nordette® are included in our branded pharmaceuticals segment. Special items during 2003 include a loss from discontinued operations in the amount of $4.4 million, or $2.8 million net of tax benefit.

Income Tax Benefit

      The effective tax rate of 30.8% (benefit) in 2004 is less than the federal statutory rate of 35% (benefit) due primarily to certain permanent book-tax differences, state taxes, and a valuation allowance established against certain state deferred tax assets. The effective tax rate in 2003 was higher than the federal statutory rate due primarily to certain permanent book-tax differences, state income taxes, and non-deductible in-process research and development charges incurred with the acquisition of Meridian Medical Technologies.

Net Loss

      Due to the factors discussed above, we had a net loss equaling $111.1 million during 2004 compared to a net loss of $7.2 million in 2003

Liquidity and Capital Resources

      We believe that existing balances of cash, cash equivalents and marketable securities, cash generated from operations, our existing revolving credit facility and funds available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short term and long term basis. However, in the event we make significant future acquisitions or change our capital structure, we may be required to raise funds through additional borrowings or the issuance of additional debt or equity securities.

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

•	pay royalties on the current formulation of Skelaxin® from the date of closing,

•	pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata®,

•	pay $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million and

•	pay for costs associated with the development of a reformulated version of Sonata®.

      We drew down a total of $125.0 million on our $400.0 million senior secured revolving credit facility on June 3 and June 6, 2003, the proceeds of which were used to fund a portion of the Elan acquisition on June 12, 2003. During the third quarter of 2003, we paid off the principal balance then owing under our $400.0 million senior secured revolving credit facility and have no outstanding balance owing under this facility as of March 31, 2004.

      As additional consideration for Synercid®, an injectable antibiotic acquired on December 30, 2002, we agreed to potential milestone payments. We will potentially pay Aventis milestone payments totaling $39.6 million over the next two years, payable in annual installments of $21.2 million and $18.6 million on December 31, 2004 and December 31, 2005, respectively, which relate to the continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. An additional $25.0 million milestone is payable to Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or we will pay Aventis a one-time payment of $5.0 million the first time during any twelve-month period net sales of Synercid® exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period net sales of Synercid® exceed $75.0 million

     SEC Investigation and Securities Litigation

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

      In connection with our determination that we have underpaid amounts due to Medicaid and other governmental pricing programs, we have continued to engage in discussions with representatives of the Office of Inspector General of the Department of Health and Human Services, the Department of Justice, the Department of Veterans Affairs, the Centers for Medicare and Medicaid Services, and the Public Health Service. We expect that these discussions will include a detailed review by the appropriate agencies of our calculations of our underpayments, and it is possible that this review could result in material changes. The SEC, the Office of Inspector General, the Department of Justice, the Department of Veterans Affairs, the Public Health Service, the Centers for Medicare and Medicaid Services and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the section entitled “Risk Factors” under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations, Medicaid Accrual Adjustment, and Related Matters” in our 2003 Form 10-K.

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, a former director of a subsidiary, executive officers, former executive officers, a subsidiary, and former directors in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. Plaintiffs in these actions unsuccessfully moved to remand these two cases back to Tennessee state court. These two actions therefore remain part of the consolidated action. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants have filed motions to dismiss the consolidated amended complaint, and those motions are currently pending.

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

Three Months Ended March 31, 2004

      We generated net cash from continuing operations of $60.3 million for the three months ended March 31, 2004. Our net cash provided from operations was primarily the result of a $2.4 million net loss from continuing operations, adjusted for non-cash depreciation and amortization from continuing operations of $39.3 million, a decrease in accounts receivable of $52.9 million, a decrease in inventory from continuing operations of $12.2 million, a change in deferred taxes from continuing operations of $17.0 million, and an intangible asset impairment charge from continuing operations of $34.9 million. Primary uses of cash within operations included a decrease in accounts payable of $33.6 million, a decrease in accrued expenses of $23.8 million, and a decrease in other liabilities of $20.1 million.

      Investing activities reduced cash flow by $48.7 million primarily due to milestone payments related to the acquisition of the primary care business of Elan of $36.0 million and the purchase of property, plant and equipment of $12.6 million.

      Financing activities contributed $0.9 million to cash flow due to the exercise of employee stock options.

      Discontinued operations provided $2.8 million in cash flows. This was primarily the result of a $108.7 total loss from discontinued operations, adjusted for non-cash depreciation and amortization of $4.4 million, a change in deferred taxes of $62.5 million, and an intangible asset impairment charge of $169.6 million.

Certain Indebtedness and Other Matters

      As of March 31, 2004, we had $345.0 million of long-term debt (including current portion) outstanding, up to $388.4 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration.

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

      On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of March 31, 2004, we have complied with these covenants. As described above, on June 3 and June 6, 2003, we drew down a total of $125.0 million under our senior secured revolving credit facility to fund a portion of our acquisition of Elan’s primary care business on June 12, 2003. During the third quarter of 2003, we repaid the principal balance owed on our senior secured revolving credit facility.

      As of March 31, 2004, there were no outstanding borrowings under this facility, however, we had $11.6 million outstanding for letters of credit under this facility.

Capital Expenditures

      Capital expenditures, including capital lease obligations, were $12.6 million and $12.8 million for the three months ended March 31, 2004 and 2003, respectively. The principal capital expenditures during the three months ended March 31, 2004 included property and equipment purchases, new information technology system implementation costs and building improvements for facility upgrades and increased capacity.

Recent Accounting Pronouncements

      In January 2003, the Financial Accounting Standards Board, which we refer to as “FASB,” issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which we refer to as “FIN 46.” In December 2003, FASB revised FIN 46 to discuss certain FIN 46 implementation issues. The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. FIN 46 requires a variable interest entity to be consolidated by a company if that company is required to absorb a majority of the variable interest entity’s expected losses or entitled to receive a majority of the entity’s residual returns or both. We have evaluated our relationship with Novavax and determined that Novavax is not currently a variable interest entity that is required to be consolidated in our financial statements under FIN 46.

      During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. In addition, during 2001, we obtained an exclusive worldwide license to promote, market, distribute and sell EstrasorbTM and AndrosorbTM, following approval, except in the United States and Puerto Rico, where we and Novavax will co-market the products. Following regulatory approval, we will pay Novavax a royalty based on a percentage of net sales of the products outside of the United States and Puerto Rico. Novavax will pay us a co-promotion fee equal to 50% of net sales less cost of revenues of the products within the United States and Puerto Rico. The NDA for EstrasorbTM was approved by the FDA during October 2003. As of March 31, 2004, we owned approximately 0.9% of Novavax common stock. Our estimate of maximum exposure to loss as a result of our contractual relationships with Novavax is $32.3 million.

      Novavax is a fully-integrated specialty biopharmaceutical company focused on research, development and commercialization of products utilizing their drug delivery and vaccine technologies for large and growing markets, concentrating on the areas of women’s health and infectious diseases. At December 31, 2003, Novavax reported total assets of $84.2 million, total liabilities of $48.2 million, revenues for the year ended December 31, 2003 of $11.8 million, and a net loss of $17.3 million for the year ended December 31, 2003.

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

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated, excess quantities or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a specific indentification basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed estimated inventory quantities which we will be able to sell to our customers, we record a charge in costs of revenues.

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain.

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

•	Accruals for rebates, returns, and chargebacks. We establish accruals for rebates, returns, and chargebacks in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. Accrued rebates include amounts due under Medicaid, managed care rebates and other commercial contractual rebates. We estimate accrued rebates based on a percentage of selling price determined from historical experience. With respect to accruals for estimated Medicaid rebates, we evaluate our historical rebate payments by product as a percentage of historical sales, product pricing and current contracts. At the time of rebate payment, which generally occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for any differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of the rebate, rebate payments remain subject to retroactive adjustment. Product returns are accrued based on historical experience of product return rates and on our estimate of inventory in the wholesale and retail pipeline. When we identify decreases in demand for products, we further analyze these products for potential additional future returns due to pipeline contraction. We provide a supplemental reserve for these products when it is determined that the decrease in demand may result in higher than expected returns. Chargebacks are based on the estimated days of unprocessed claims using historical experience. In all cases, judgment is required in estimating these reserves, and actual claims for rebates, returns and chargebacks could be different from the estimates. Medicaid and certain other governmental pricing programs involve particularly

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

RISK FACTORS

      Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our unaudited consolidated financial statements and related notes. You should also consider the information contained in our annual report on Form 10-K for the year ended December 31, 2003, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this “Risk Factors” section or other sections of this report or our annual report on Form 10-K for the year ended December 31, 2003 actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.

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

      In connection with our determination that we have underpaid amounts due to Medicaid and other governmental pricing programs, we have continued to engage in discussions with representatives of the Office of Inspector General of the Department of Health and Human Services, the Department of Justice, the Department of Veterans Affairs, the Centers for Medicare and Medicaid Services, and the Public Health Service. We expect that these discussions will include a detailed review by the appropriate agencies of our calculations of our underpayments, and it is possible that this review could result in material changes. The SEC, the Office of Inspector General, the Department of Justice, the Department of Veterans Affairs, the Public Health Service, the Centers for Medicare and Medicaid Services and other governmental agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. We cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the section entitled “Risk Factors” under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations, Medicaid Accrual Adjustment, and Related Matters” in our 2003 Form 10-K.

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, a former director of a subsidiary, executive officers, former executive officers, a subsidiary, and former directors in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. Plaintiffs in these actions unsuccessfully moved to remand these two cases back to Tennessee state court. These two actions therefore remain part of the consolidated action. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that we, through some of our executive officers, former executive officers, directors and former directors, made false or misleading statements concerning our business, financial condition and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants have filed motions to dismiss the consolidated amended complaint, and those motions are currently pending.

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

      Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, Sonata® and royalty revenues for the three months ended March 31, 2004 accounted for 24.9%, 15.8%, 13.5%, 9.9%, 5.7% and 5.8% of our total revenues from continuing operations, respectively, or 75.6% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

                  If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Levoxyl® and Skelaxin®, or relating to our product Prefest®, against generic drug manufacturers, our results of operations could be materially adversely affected.

      Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, has filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: United States Patent Nos. 4,587,258, the ’258 patent, and 5,061,722, the ’722 patent, two composition of matter patents related to Altace®, and United States Patent No. 5,403,856, the ’856 patent, a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification”, challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we filed suit on March 14, 2003 to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Should the court find in favor of a Cobalt summary judgment motion on the validity of the ’722 patent, we would not receive the full benefit of that 30 month stay. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. In its answer to the amended complaint, Cobalt denied infringement and alleged that the ’856 patent is invalid. Pursuant to FDA regulations, however, Cobalt is not required to certify against the ’856 patent. We intend to vigorously enforce our rights under the ’722 and ’856 patents. Regardless of the outcome of the lawsuit involving the ’722 and ’856 patents, however, Cobalt has not challenged the validity of the ’258 patent and, therefore, cannot market a generic version of Altace® prior to the expiration of that patent in January 2005.

      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Co., Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. United States Patent Nos. 6,407,128, the ’128 patent, and 6,683,102, the ’102 patent, two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ’128 patent. Mutual has filed a Paragraph IV certification alleging noninfringement and invalidity of the ’102 patent. We filed separate suits against Eon Labs on January 2, 2003 and CorePharma on March 7, 2003 and are currently assessing our right to bring suit against Mutual. Pursuant to the Hatch-Waxman Act, the filing of the suits against Core and Eon provides us with an automatic stay of FDA approval of Eon’s ANDA for 30 months from no earlier than November 18, 2002 and an automatic stay of FDA approval of Core’s ANDA for 30 months from no earlier than January 24, 2003. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law. On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. On March 18, 2004, we filed a Citizen’s Petition with the FDA requesting reinstatement of the FDA’s previous policy on this issue and a requirement that all ANDA applicants include this use in their product labeling. If our Citizen’s Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

      Our Bristol facility is an FDA-approved manufacturing and packaging site for Altace®. Aventis (USA) in Kansas City, Missouri, is also an FDA-approved manufacturing and packaging site for Altace®. Aventis Pharma Deutscheland GmbH (Germany) is our single supplier of ramipril, the active ingredient in Altace®. Because the manufacture of ramipril is a patented process, we cannot secure the raw material from another source. We have entered into a long-term supply agreement with Aventis (Germany) for ramipril and we believe that it adequately protects our supply of raw material, but there can be no guarantee that there will be no interruptions or delays in the supply of the raw material. Any interruptions or delays in manufacturing or receiving the finished product or raw material used for the future production of Altace® or the failure to maintain our Bristol facility and the Aventis (USA) facility as FDA-approved manufacturing and packaging sites for Altace® could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      As of March 31, 2004, we had $1.6 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product’s net book value, resulting in a non-cash impairment charge. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot implement our strategy to grow our business through increased sales and acquisitions, our competitive position in the pharmaceutical industry may suffer.

      Our current strategy is focused on increasing sales of our existing products and enhancing our competitive standing through acquisitions of products in development and FDA-approved products, including through acquisitions of other companies, that complement our business and enable us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to the development of new chemical entities, we rely heavily on purchasing products in development and FDA-approved products from other companies.

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

•	engage in product life-cycle management to develop new indications and line extensions for existing and acquired products;

•	successfully develop, license or successfully commercialize new products on a timely basis or at all;

•	develop or license new products already in development in a cost effective manner; or

•	obtain any FDA approvals necessary to successfully implement the strategies described above.

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

      Some of our supply agreements, including those related to Altace®, require us to purchase certain minimum levels of active ingredients or finished goods, subject to some terms and conditions of various supply agreements. If sales of our products do not increase at the currently anticipated rates, if we are unable to maintain market exclusivity for our products, if our product life-cycle management is not successful, if we fail to sell our products in accordance with the forecasts we develop as required by our supply agreements or if we do not terminate supply agreements at optimal times for us, we may incur losses in connection with the purchase commitments under the supply agreements. In the event we incur losses in connection with the purchase commitments under the supply agreements, there may be a material adverse effect upon our results of operations and cash flows.

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

      We manufacture many of our products in facilities we own and operate. These products include Altace®, Levoxyl® and Thrombin-JMI®, which together represent approximately 48.3% of our revenues for the last twelve months ended March 31, 2004. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

      Our supply agreement for Bicillin® with Wyeth expires on July 7, 2004. There are limitations on the number of units over and above current estimated demand for this product we can order under our supply agreement with Wyeth. Furthermore, the expiration dating on this product is limited to 24 months. We are in the process of negotiating with Wyeth to supply Bicillin® for an additional six-month period. This new agreement will increase our costs and substantially decrease our margins over the term of the agreement. In addition, we have begun the process of transferring the manufacture of Bicillin® to our Rochester facility. If we are unable to transfer this product to our Rochester facility in accordance with our plan, our gross margins on the product may be reduced and/or demand for Bicillin® may eventually exceed our ability to supply the product. If we are unable to adequately supply continued demand for Bicillin®, net sales of the product may be significantly reduced, the market for the product may be permanently diminished and the carrying value of our Bicillin® assets could become impaired, any of which could have a material adverse affect on our business, financial condition, results of operations, and cash flows. For the three months ended March 31, 2004, net sales of Bicillin® were $13.4 million representing 4.6% of total revenues.

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

      In November 2000, we began the process of implementing a new information technology system which became operational at our Bristol facilities in July 2003. This system is supporting many of our business functions, including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting and other company functions. In connection with its implementation, we have incurred related costs of approximately $30.8 million. In the event we do not successfully convert our other sites in a timely manner from their existing information systems to the new one or in the event the new system does not operate as expected at these other locations, our business could be disrupted. This disruption or additional costs, if required, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our profitability.

      Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Wholesalers and distributors represent a substantial portion of our sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our inventory, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale channel inventory levels of our branded pharmaceutical products, we entered into inventory management agreements with each of our three key wholesale customers during the second quarter of 2004. Accordingly, we have not yet received data pursuant to these agreements over a long enough period of time to implement inventory improvements. Other factors include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

If the stock price of Novavax declines, our investment in Novavax convertible notes could result in additional special charges related to a valuation allowance for these notes.

      During the period from December 2000 through June 2002, we provided $40.0 million in financing to Novavax in the form of notes receivable convertible to common stock of Novavax. The loan is impaired as defined under Statement of Financial Accounting Standards No. 114, “Accounting by Creditors for Impairment of a Loan.” We established a valuation allowance in the second quarter of 2002 which was adjusted in subsequent quarters. As of March 31, 2004, the valuation allowance for the Novavax convertible notes equaled $17.3 million. We will adjust the amount of the valuation allowance in future periods until the loan is no longer considered to be impaired. We may incur additional charges related to our investment in the convertible notes. Accordingly, these charges may adversely impact our earnings.

Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.

      Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 861 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine products and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

On November 15, 2006, we may be required to repurchase our 2 3/4% Convertible Debentures due November 15, 2021.

      In February 2002 we issued 2 3/4% Convertible Debentures due November 15, 2021 in an aggregate amount of $345.0 million. The price at which the debentures are convertible into common stock is $50.16, subject to adjustments spelled out in the documents governing the debentures. If the price of our stock has not reached that amount by November 15, 2006, we may be required to repurchase all or a portion of the debentures representing the $345.0 million on November 15, 2006 if some or all of the holders of the debentures request that we repurchase their debentures. We cannot assure you that a significant repurchase requirement at that time would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

      As discussed in this “Risk Factors” section under the heading “Investigations by the SEC and Office of Inspector General at the Department of Health and Human Services, other possible governmental investigations, and securities and ERISA litigation could have a material adverse effect on our business,” in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations, Medicaid Accrual Adjustment and Related Matters” in our 2003 Form 10-K and elsewhere in that report in connection with our Audit Committee’s assessment and internal review of issues raised by the SEC investigation, we estimated that we had underpaid amounts due under Medicaid and other governmental pricing programs, and recorded an adjustment of $46.5 million to net sales and accrued expenses in the fourth quarter of 2002. This amount represented our best estimate as of July 2003 of the extent to which we had underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. Subsequent to that time, our outside consultants conducted a comprehensive audit to determine the actual amount of underpayments under Medicaid during the period from 1998 to 2002. As a result of that audit, we determined that our accrual for estimated amounts due under Medicaid and other governmental pricing programs through December 31, 2002, should be increased by $18.0 million. In addition, based on the results of the comprehensive audit for the period from 1998 through 2002, we estimated that we underpaid amounts due Medicaid by $0.9 million during the period from 1994 through 1997. We are currently in the process of conducting detailed audits of our compliance with the requirements of several other governmental pricing programs and there could be further adjustments to our accruals. Pending determination of the precise amount of our obligations, we have placed a total of $65.5 million in an interest-bearing escrow account from which the requisite payments will be made.

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

      Under government regulations, chlorofluorocarbon compounds are being phased out because of environmental concerns. Our products Intal® and Tilade® currently use these compounds as propellants. The FDA has issued an approvable letter with respect to the NDA covering a new inhaler for Intal® using the alternative propellant hydrofluoroalkane, or “HFA”. The approvable letter provides that final approval of the NDA for Intal® HFA is subject to addressing certain FDA comments solely pertaining to the chemistry, manufacturing, and controls section of the NDA covering the product. In the event we cannot also obtain final approval for alternative propellants for Intal® and Tilade® before the final phase-out date of chlorofluorocarbon compounds or if we are unable to maintain an adequate supply of chlorofluorocarbon compounds for the production of this product prior to this date, our ability to market this product could be materially adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, a division of the U.S. Department of Justice, which we refer to as the “DEA,” the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency, which we refer to as the “EPA,” as well as by foreign governments in countries where we distribute some of our products.

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

      All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the Food, Drug and Cosmetic Act, or the Public Health Service Act or both. New drugs, as defined in the Food, Drug and Cosmetic Act, and new human biological drugs, as defined in the Public Health Service Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      We cannot determine what effect changes in regulations, enforcement positions, statutes or legal interpretations, when and if promulgated, adopted or enacted, may have on our business in the future. These changes could, among other things, require modifications to our manufacturing methods or facilities, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. These changes, or new legislation, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Product returns were approximately 5.7% of gross sales for the last twelve months ended March 31, 2004. In the event demand for our products declines or if wholesalers decide to carry less inventory, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

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

      From time to time studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which, when published, may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. One example of these types of studies is the Women’s Health Initiative, an ongoing clinical trial conducted by the National Institutes of Health, which released data in July 2002. This data indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone replacement therapy and oral estrogen replacement therapy markets generally, which include our products Prefest®, Menest® and Delestrogen® and may affect our future marketing efforts for EstrasorbTM. In the event of the publication of negative results of studies or clinical trials related to our branded pharmaceutical products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, potential write-offs of the intangible assets associated with the affected products could materially adversely affect our results of operations.

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

      These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” sections, as well as other sections of this report.

      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Levoxyl®, Thrombin-JMI® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Levoxyl®, Skelaxin® and Prefest®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	the development and approval of a diazepam-filled auto-injector, and new inhaler for Intal® and Tilade® using the alternative propellant HFA;

•	our continued successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the development of product line extensions;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding potential patent approvals including those patents pending for Levoxyl® and Tigan® 300mg capsules and the protections to be provided by these patents if issued;

•	expectations regarding the outcome of various pending legal proceedings including the Altace®, Levoxyl®, Skelaxin® and Prefest® patent challenges, the SEC and Office of Inspector General investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report;

•	the ongoing implementation of our new information technology system; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

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

      As of March 31, 2004, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of March 31, 2004 to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within these entities, in order to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Controls. In connection with the evaluation referred to above, there have been no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this Item is incorporated by reference to Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Item 5.	Other Information

      (b) Shareholders may recommend director candidates to the Nominating and Corporate Governance Committee of King’s Board of Directors at any time by submitting a written recommendation to King’s General Counsel, 501 Fifth Street, Bristol, Tennessee 37620. The General Counsel will direct all such correspondence to the Committee.

      In order for a written shareholder recommendation to be evaluated by the Committee, it must include all information about the recommended person that would be required to be disclosed in a solicitation of proxies for election of directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. The written recommendation must also be accompanied by the recommended person’s written consent to be named in a proxy statement as a nominee, if so selected by the Committee and by the Board, and to serve as a director if appointed or elected. Additional information about the recommended person may be requested by the Committee from time to time, either from the recommended person or from the recommending shareholder.

      The recommending shareholder must also disclose, with the written recommendation, the number of shares of King’s common stock beneficially owned by the shareholder, the percentage of all outstanding common stock which the shares represent and the period of time the shareholder has beneficially owned the shares. If the shareholder is part of a group of shareholders that is making the recommendation, the shareholder must also disclose the names of the other members of the group and, for each member of the group, the number of shares of King’s common stock beneficially owned by the member, the percentage of all outstanding common stock which the shares represent and the period of time the member has beneficially owned the shares.

      A shareholder may also nominate a person for election to the Board at a meeting of shareholders by giving notice in the form and at the times required by King’s bylaws.

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

      (b) Reports on Form 8-K

      We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

      (1) A Current Report on Form 8-K filed February 19, 2004 furnished under Item 12 our financial results for the quarter ended June 30, 2003.

      (2) A Current Report on Form 8-K filed March 15, 2004 reporting under Item 5 issuance of a press release announcing the receipt of a letter from the U.S. Food and Drug Administration (“FDA”) to all Abbreviated New Drug Application (“ANDA”) applicants for a generic equivalent to King’s approved product Skelaxin® 400 mg (metaxalone). The letter stated that ANDA applicants may delete the use listed in the FDA’s publication entitled “Approved Drug Products with Therapeutic Equivalent Evaluations” (commonly known as the “Orange Book”) for U.S. Patent No. 6,407,128 from their product labeling. Skelaxin® is a muscle relaxant, indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions. On March 12, 2004, King issued a press release regarding the announcement.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

Date: May 10, 2004

By:	/s/ JEFFERSON J. GREGORY

Jefferson J. Gregory
Chief Executive Officer

Date: May 10, 2004

By:	/s/ JAMES R. LATTANZI

James R. Lattanzi
Chief Financial Officer