Form 10-Q
period 2004-06-30
KING PHARMACEUTICALS INC
filed 2004-08-09
CIK 1047699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Number of shares outstanding of Registrant’s common stock as of August 5, 2004: 241,559,586

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

	June 30,	December 31,
	2004	2003

ASSETS
Current Assets:
Cash and cash equivalents	$106,807	$146,053
Restricted cash	129,738	133,969
Accounts receivable, net of allowance for doubtful accounts of $9,455 and $11,055	255,697	246,417
Inventories	236,855	260,886
Deferred income taxes	179,283	124,930
Prepaid expenses and other current assets	64,534	30,036
Assets related to discontinued operations	1,031	4,012

Total current assets	973,945	946,303

Property, plant and equipment, net	273,468	257,659
Goodwill	134,892	121,355
Intangible assets, net	1,447,109	1,552,492
Other assets (includes restricted cash of $660 and $30,265)	45,926	76,117
Deferred income taxes	57,585	19,307
Assets related to discontinued operations	30,469	204,501

Total assets	$2,963,394	$3,177,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$61,125	$83,078
Accrued expenses	580,155	506,033
Income taxes payable	26,182	79,641
Current portion of long-term debt	—	97

Total current liabilities	667,462	668,849

Long-term debt	345,000	345,000
Other liabilities	81,032	121,705

Total liabilities	1,093,494	1,135,554

Commitments and contingencies (Note 9)
Shareholders’ equity	1,869,900	2,042,180

Total liabilities and shareholders’ equity	$2,963,394	$3,177,734

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Revenues:
Net sales	$254,021	$350,839	$527,909	$673,836
Royalty revenue	21,119	16,176	37,875	31,600

Total revenues	275,140	367,015	565,784	705,436

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	85,411	91,644	173,125	171,085

Selling, general and administrative, exclusive of co-promotion fees	104,125	72,949	190,727	117,064
Co-promotion fees	20,823	55,241	48,327	116,941

Total selling, general and administrative expense	124,948	128,190	239,054	234,005

Research and development	17,478	11,093	33,501	20,729
Research and development-in process upon acquisition	—	175,000	—	193,000

Total research and development	17,478	186,093	33,501	213,729

Depreciation and amortization	38,466	20,637	77,784	38,274
Intangible asset impairment	—	—	34,936	110,970
Medicaid related charge (Note 9)	65,000	—	65,000	—
Merger related costs (Note 12)	3,126	—	3,126	—
Restructuring charges (Note 11)	6,153	—	6,153	—
Gain on sale of products (Note 6)	(3,421)	—	(4,279)	—

Total operating costs and expenses	337,161	426,564	628,400	768,063

Operating loss	(62,021)	(59,549)	(62,616)	(62,627)

Other income (expense):
Interest income	1,081	2,199	2,135	4,693
Interest expense	(3,266)	(3,435)	(6,371)	(6,469)
Valuation (charge) benefit — convertible notes receivable	(2,438)	7,647	(2,487)	15,614
Other, net	1,168	(15)	465	(98)

Total other (expense) income	(3,455)	6,396	(6,258)	13,740

Loss from continuing operations before income taxes	(65,476)	(53,153)	(68,874)	(48,887)
Income tax expense (benefit)	152	(16,653)	(896)	(7,977)

Loss from continuing operations	(65,628)	(36,500)	(67,978)	(40,910)

Discontinued operations (Note 8):
Income (loss) from discontinued operations, including expected loss on disposal	3,332	2,338	(167,910)	(2,044)
Income tax expense (benefit)	1,243	853	(61,289)	(746)

Total income (loss) from discontinued operations	2,089	1,485	(106,621)	(1,298)

Net loss	$(63,539)	$(35,015)	$(174,599)	$(42,208)

(Loss) income per common share:
Basic:
Loss from continuing operations	$(0.27)	$(0.15)	$(0.28)	$(0.17)
Total gain (loss) from discontinued operations	0.01	—	(0.44)	(0.01)

Net loss	$(0.26)	$(0.15)	$(0.72)	$(0.18)

Diluted:
Loss from continuing operations	$(0.27)	$(0.15)	$(0.28)	$(0.17)
Total gain (loss) from discontinued operations	0.01	—	(0.44)	(0.01)

Net loss	$(0.26)	$(0.15)	$(0.72)	$(0.18)

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2002	240,624,751	$1,201,897	$729,241	$45	$1,931,183
Comprehensive loss:
Net loss	—	—	(42,208)	—	(42,208)
Net unrealized gain on marketable securities, net of tax of $400	—	—	—	742	742
Foreign currency translation, net of tax of $45	—	—	—	83	83

Total comprehensive loss					(41,383)
Stock option activity	404,701	2,785	—	—	2,785

Balance at June 30, 2003	241,029,452	$1,204,682	$687,033	$870	$1,892,585

Balance at December 31, 2003	241,190,852	$1,205,970	$835,097	$1,113	$2,042,180
Comprehensive loss:
Net loss	—	—	(174,599)	—	(174,599)
Net unrealized loss on
marketable securities, net
of tax of $28	—	—	—	(53)	(53)
Foreign currency translation,
net of tax of $26	—	—	—	48	48

Total comprehensive loss					(174,604)
Stock option activity	221,659	2,324	—	—	2,324

Balance at June 30, 2004	241,412,511	$1,208,294	$660,498	$1,108	$1,869,900

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June
	30,

	2004	2003

Cash flows from operating activities of continuing operations	$15,948	$202,800

Cash flows from investing activities of continuing operations:
Transfer from restricted cash	806	—
Purchases of marketable securities	—	(25,903)
Proceeds from sale of marketable securities	—	253,097
Proceeds from loan receivable	—	6,187
Purchases of property, plant and equipment	(28,462)	(24,774)
Proceeds from sale of assets	113	241
Acquisition of primary care business of Elan	(36,000)	(760,212)
Investment in Meridian Medical Technologies, Inc., net of cash acquired	—	(237,682)
Purchases of product rights	—	(9,000)

Net cash used in investing activities of continuing operations	(63,543)	(798,046)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	2,324	2,765
Payments on other long-term debt and capital lease obligations	(97)	(96)
Proceeds from revolving credit facility	—	125,000
Debt issuance costs	—	(214)

Net cash provided by financing activities of continuing operations	2,227	127,455

Net cash provided by discontinued operations	6,122	3,308

Decrease in cash and cash equivalents	(39,246)	(464,483)
Cash and cash equivalents, beginning of period	146,053	588,225

Cash and cash equivalents, end of period	$106,807	$123,742

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004 and 2003
(Unaudited)
(In thousands)

1.	General

      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

      Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in 2004.

2.	Stock Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, since options were granted at fair value, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company’s net loss and diluted loss per common share would have increased to the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net loss:
As reported	$(63,539)	$(35,015)	$(174,599)	$(42,208)
Compensation costs for options granted	(2,377)	(142)	(3,568)	(299)

Pro forma	$(65,916)	$(35,157)	$(178,167)	$(42,507)

Diluted loss per common share:
Net loss:
As reported	$(0.26)	$(0.15)	$(0.72)	$(0.18)

Pro forma	$(0.27)	$(0.15)	$(0.74)	$(0.18)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share

      The basic and diluted income per common share was determined using the following share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Basic loss per common share:
Weighted average common shares	241,383	240,954	241,341	240,866

Diluted loss per common share:
Weighted average common shares	241,383	240,954	241,341	240,866
Effect of stock options	—	—	—	—

Weighted average common shares	241,383	240,954	241,341	240,866

      For the three months ended June 30, 2004 and June 30, 2003, options to purchase 817 and 1,178 shares of common stock, respectively were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive and would have reduced the loss per share. For the six months ended June 30, 2004 and June 30, 2003, options to purchase 866 and 1,292 shares of common stock, respectively, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive and would have reduced the loss per share. The Company’s convertible debentures could also be converted into 6,878 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because such contingencies were not fulfilled, the convertible debentures were not considered in the calculation of diluted income per common share.

4.	Inventories

      Inventories consist of the following:

	June 30,	December 31,
	2004	2003

Raw materials	$131,419	$139,675
Work-in-process	14,899	11,508
Finished goods (including $18,731 and $18,252 of sample inventory in 2004 and 2003, respectively)	157,817	140,307

	304,135	291,490
Inventory valuation allowance	(67,280)	(30,604)

	$236,855	$260,886

      During the second quarter of 2004, the Company initiated a voluntary recall of certain batches of Levoxyl®. A charge in the amount of $4,459 related to this recall is included in cost of revenues in the accompanying financial statements.

5.	Property, Plant and Equipment

      In June 2004, the U.S. Food and Drug Administration (“FDA”) approved supplemental New Drug Applications (“sNDA”) which provide that Unithroid® (levothyroxine sodium tablets, USP) and Levo-T® (levothyroxine sodium tablets, USP) are bioequivalent and therapeutically equivalent (“AB-Rated”) to Levoxyl® (levothyroxine sodium tablets, USP). Similarly, in July 2004, the FDA approved a supplemental Abbreviated New Drug Application (“sANDA”) which provides that Mylan Laboratories Inc.’s (“Mylan”) previously approved generic for Unithroid® is AB-Rated to Levoxyl®. Accordingly, some prescriptions for Levoxyl® are being filled with AB-Rated product instead of Levoxyl®. As a result, sales of Levoxyl® are likely to be materially adversely affected in future periods. The Company does not have any intangible assets recorded on its balance sheet related to Levoxyl®. However, the St. Petersburg facility manufactures Levoxyl®

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclusively. At June 30, 2004, the net carrying value of the property, plant and equipment at the St. Petersburg facility was $14,818. Management currently believes that these assets are not impaired based on estimated undiscounted future cash flows.

      The Company’s Rochester, Michigan facility manufactures products for the Company and various third parties. As of June 30, 2004, the net carrying value of the property, plant and equipment at the Rochester facility and the intangible assets considered part of the Rochester asset group were $85,747 and $26,922, respectively. Overall production volume at this facility has been declining. The Company currently has plans to transfer to this facility the manufacture of certain products that are currently manufactured for the Company at other facilities or by third parties. As an example, prior to May 2004, the Company relied solely on third parties to manufacture Brevital®. As of May 2004 the Rochester facility is qualified in accordance with FDA guidance as a manufacturing, testing and packaging site for Brevital® and the Company is currently distributing Brevital® that is produced at this site. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that these long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if the Company is not successful in transferring additional production to Rochester, the Company may have to write off a portion of the property, plant, equipment and intangible assets associated with this facility.

6.	Acquisitions and Dispositions

      On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and the rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force. On January 8, 2003, the Company completed its acquisition of Meridian Medical Technologies, Inc. (“Meridian”). The following unaudited pro forma summary presents the financial information as if the acquisitions of Meridian and the primary care business of Elan had occurred on January 1, 2003 for the three and six months ended June 30, 2003 (including the effects of charges for in-process research and development). These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003, nor are they indicative of future results.

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003

Total revenues from continuing operations	$430,924	$822,201

Net income (loss)	$88,572	$(32,704)

Basic income (loss) per common share	$0.37	$(0.14)

Diluted income (loss) per common share	$0.37	$(0.14)

      On June 30, 2004, the Company sold the Anusol-HC® and Proctocort® product lines to Salix Pharmaceuticals, Inc. (“Salix”) for $13,000. In addition, the Company sold inventory of Anusol-HC® and Proctocort® to Salix for $337. The assets sold included related product assets, intangible property, advertising and promotional materials, and labeling and packaging materials. As part of the transaction, the Company will contract manufacture the Anusol-HC® and Proctocort® product lines for two years. The Company recorded a $3,421 gain on the sale of the Anusol-HC® and Proctocort® product lines, which is included as a reduction in total operating costs and expenses in the accompanying financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets and Goodwill

      The following table reflects the components of intangible assets as of June 30, 2004:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets

Trademarks and product rights	$1,481,212	$195,972	$1,285,240
Patents	260,068	99,793	160,275
Other intangibles	9,986	8,392	1,594

Total intangible assets	$1,751,266	$304,157	$1,447,109

      Amortization expense for the three months ended June 30, 2004 and 2003 was $31,904 and $19,131, respectively. Estimated annual amortization expense as of June 30, 2004 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31:	Amount

2004	$132,881
2005	107,126
2006	87,797
2007	85,223
2008	78,196

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

      Prescriptions for Intal® and Tilade® have declined over the past year. At June 30, 2004, the Company had net intangible assets related to Intal® and Tilade® of $113,381. Management currently believes that these assets are not impaired based on estimated undiscounted cash flows. If, however, prescription declines exceed current expectations, the Company may have to write off a portion or all of the intangible assets associated with these products.

      In March 2003, the Company also became aware that an Abbreviated New Drug Application (“ANDA”) for Cortisporin® ophthalmic suspension which was previously inactive had been reactivated by the FDA with a new sponsor. The Company understands the sponsor entered the market as of April 14, 2003 with a generic equivalent for Cortisporin® ophthalmic suspension. The entry of the generic has negatively affected the Company’s market share for this product. At June 30, 2004, the Company had net intangible assets related to Cortisporin® of $17,711. Management currently believes that this asset is not impaired based on estimated undiscounted cash flows. If, however, prescription declines exceed current expectations, the Company may have to write off a portion or all of the intangible assets associated with this product.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prescriptions for Corzide® have declined over the past year. At June 30, 2004, the Company had net intangible assets related to Corzide® of $53,051. Management currently believes that this asset is not impaired based on estimated undiscounted cash flows. If, however, prescription declines exceed current expectations, the Company may have to write off a portion or all of the intangible assets associated with this product.

      Goodwill at December 31, 2003 and June 30, 2004 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at December 31, 2003	$12,742	$108,613	$121,355
Goodwill associated with Elan primary care business acquisition	13,537	—	13,537

Goodwill at June 30, 2004	$26,279	$108,613	$134,892

      During the first quarter of 2004, the Company paid a $25,000 milestone payment to Elan relating to the continued exclusivity of Skelaxin® and an $11,000 milestone payment to Elan in connection with the development of new formulations of Sonata®. These milestone payments increased goodwill to the extent they were not accrued by the Company at the time of purchase.

8.     Discontinued Operations

      Ongoing research, referred to as the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including the Company’s products Prefest® and Menest®. Prescriptions for some of the Company’s other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. During the first quarter of 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products, including Prefest®, Nordette®, and Menest®. The Company is now actively marketing these assets to potential purchasers and plans to divest these assets within the next nine months.

      The Prefest® and Nordette® product rights held for sale have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and have been classified as discontinued operations in the accompanying financial statements. During the first quarter of 2004, the Company wrote down intangible assets by the amount of $169,591 to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less costs to sell. The Company determined the fair value of these intangible assets based on management’s discounted cash flow projections for the products less expected selling costs. Prefest® and Nordette® are included in the Company’s branded pharmaceuticals segment.

      The major classes of assets associated with discontinued operations in the accompanying financial statements are as follows:

	June 30,	December 31,
	2004	2003

Inventories	$1,031	$4,012
Intangible assets, net	30,469	204,501

Total assets	$31,500	$208,513

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Summarized financial information for the discontinued operations are as follows:

	Three Months
	Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total revenues	$4,268	$3,695	$11,266	$9,117
Operating income (loss), including expected loss on disposal	3,332	2,338	(167,910)	(2,044)
Net income (loss)	2,089	1,485	(106,621)	(1,298)

9.	Contingencies

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

      In addition, Jones Pharma Incorporated (“Jones”), a wholly owned subsidiary of the Company, is a defendant in approximately 745 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones has not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Governmental Investigations and Securities and ERISA Litigation

      As previously reported, in March 2003 the U.S. Securities and Exchange Commission (“SEC”) initiated a formal investigation of King. The Company received SEC subpoenas relating to, among other topics, sales of King’s products to VitaRx and Prison Health Services, the Company’s “best price” lists, the pricing of the Company’s pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., the Company’s calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, the Company received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to the Company’s sales, marketing and other business practices for Altace®, Aplisol® and Levoxyl®.

      In March 2003, upon the recommendation of management and with the assistance of independent counsel and a forensic accounting firm, the Audit Committee of the Company’s Board of Directors initiated an assessment and internal review of issues raised by the SEC investigation. In connection with the internal review, King estimated that it had underpaid amounts due under Medicaid and other governmental pricing programs, and recorded an adjustment of $46,500 to net sales and accrued expenses in the fourth quarter of 2002. This amount represented the Company’s best estimate as of July 2003 of the extent to which it had underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Pending determination of the precise amount of its obligations, the Company has placed a total of $65,500 in an interest-bearing escrow account ($46,500 related to the 2002 adjustment and $19,000 related to the 2003 adjustment).

      Although the amounts described above constitute the Company’s best estimate of amounts owed in respect of Medicaid and other governmental pricing programs, its calculations are subject to review and challenge by the applicable government agencies. In connection with the pending governmental investigations, the Company has continued to engage in discussions with representatives of the Office of Inspector General of the Department of Health and Human Services, the SEC and other federal and state agencies. The Company expects that these discussions will include a detailed review of its calculations by the appropriate agencies, and it is possible that this review could result in material changes. The accruals described above relate solely to King’s estimated underpayments and exclude any interest, fines, penalties or other amounts that might be owed in connection with the underpayments, which are discussed below.

      As part of King’s ongoing discussions with the governmental agencies, King has begun to discuss with some of the government representatives the possibility of settling the matters being investigated. Although King has not reached any agreements or understandings with respect to a possible settlement, in accordance with generally accepted accounting principles, King has determined that, solely for accounting purposes, it is “probable,” as this term is defined by SFAS No. 5, “Accounting for Contingencies,” that it will enter into a settlement with respect to the investigations.

      Accordingly, King has accrued $65,000 for estimated settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other amounts beyond the $65,400 that King has previously accrued for the Company’s estimated underpayments to Medicaid and other government pricing programs. Although the Company has not entered into any agreements or understandings with respect to any settlement, these accruals represent King’s current best estimate of the aggregate payment King would have to make pursuant to a comprehensive settlement with the Office of Inspector General of the Department of Health and Human Services, the SEC and all other relevant state and federal agencies. There can be no assurance that King will be able to reach a settlement, whether on these terms or at all, and the ultimate amount that King will actually have to pay to resolve these matters could be materially more or less than the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

total amount the Company has accrued for this purpose. This accrual does not apply to the related pending class actions and derivative suits, described below, as to which King is still unable to predict the outcome or reasonably estimate the range of loss, if any.

      The governmental investigations of King described above are continuing. The SEC, the Office of Inspector General of the Department of Health and Human Services, and other federal and state agencies that are investigating or might commence an investigation of King could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. Except to the limited extent reflected by the accrual for estimated settlement costs described above, the Company cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

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

      On July 13, 2004, the United States Magistrate Judge issued a report recommendation on the defendants’ motions to dismiss in which he recommended that the motions be denied except as to two individual defendants as to whom he recommended that the motion be granted. Both plaintiffs and defendants have the right to object to the report and ask that it be reviewed de novo by the United States District Judge presiding over the case. The Company and those individual defendants affected by the recommended denials of the motion have objected to the report of the Magistrate Judge. The District Court Judge will review these objections and ultimately may accept all or part of the Magistrate Judge’s recommendations, or reject them entirely. In the event that the District Judge denies the defendants’ motion to dismiss, the Company intends to vigorously defend the lawsuit but cannot predict the outcome of the case.

      Seven purported shareholder derivative complaints have also been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of the Company’s officers and directors. The derivative cases in state court were consolidated and are currently stayed. The stay will remain in place at least until the motion to dismiss the federal securities class action is decided. The derivative cases in federal court are stayed until there is a decision on the merits in the state court derivative suits.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Legal Proceedings

      The Rochester facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the “Consent Decree”). The Company acquired the Rochester facility in February 1998. The Rochester facility is currently manufacturing pharmaceutical products subject to the Consent Decree that prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to current good manufacturing practices and are produced in accordance with an approved ANDA or New Drug Application (“NDA”). The Company intends, when appropriate, to petition for relief from the Consent Decree.

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

      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Skelaxin®. United States Patent Nos. 6,407,128 (the “’128 patent”) and 6,683,102 (the “’102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 and ’102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. The Company filed separate suits against Eon Labs on January 2, 2003; CorePharma on March 7, 2003; and Mutual on March 12, 2004. Pursuant to the Hatch-Waxman Act, the filing of the suits against CorePharma and Eon provides the Company with an automatic stay of FDA approval of Eon’s ANDA for 30 months from no earlier than November 18, 2002 and an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.

      On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. The Company filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent, and prohibit the removal of information about food effect studies from generic labels. King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated the Company’s Citizen Petition. CorePharma responded to the Company’s Citizen Petition on April 30, 2004.

      On March 12, 2004, the FDA sent a letter to the Company explaining that King’s proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company submitted a response in opposition to Mutual’s request on May 13, 2004. Mutual supplemented its original petition on May 17, 2004. The Company replied to both CorePharma’s response and Mutual’s supplement on July 21, 2004.

      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. At June 30, 2004, the Company had net intangible assets related to Skelaxin® of $228,354. While the Company is amortizing the intangible assets related to the patent over only a two year period ending June 30, 2005, if a generic version of Skelaxin® enters the market, the Company may have to write off a portion of the patent intangible assets and the other intangible assets associated with this product.

      Mylan and KV Pharmaceutical Company (“KV”) have each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. United States Patent No. 6,555,581 (the “’581 patent”), a utility patent with formulation claims relating to Levoxyl®, was issued to the Company on April 29, 2003. The ’581 patent is listed in the FDA’s Orange Book and does not expire until February 15, 2022. No earlier than April 30, 2003, the Company received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. The Company filed suit against Mylan on June 13, 2003 in the Eastern District of Pennsylvania and on June 16, 2003 in the Northern District of West Virginia; these suits have been consolidated in the Northern District of West Virginia and trial is currently scheduled in June 2005. Pursuant to the Hatch-Waxman Act, the filing of the suits against Mylan provides the Company with an automatic stay of FDA approval of Mylan’s ANDA for 30 months from no earlier than April 30, 2003. On June 24, 2003, the Company received notice of KV’s Paragraph IV certification, which alleges noninfringement and invalidity of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ’581 patent. The Company filed suit against KV on August 7, 2003 and the trial is currently scheduled to begin on December 6, 2004. Pursuant to the Hatch-Waxman Act, the filing of the suit against KV provides the Company with an automatic stay of FDA approval of KV’s ANDA for 30 months from no earlier than June 24, 2003. The Company intends to vigorously enforce its rights under the ’581 patent to the full extent of the law. See Note 12 regarding Mylan.

      Barr Laboratories Inc. (“Barr”) has filed an ANDA, which included a Paragraph IV certification, with the FDA seeking permission to market a generic version of Prefest®. United States Patent No. 5,108,995 (the “’995 patent”), a utility patent with method of treatment claims relating to Prefest®, was issued on April 28, 1992 and United States Patent No. 5,382,573 (the “’573 patent”), a utility patent with pharmaceutical preparation claims relating to Prefest®, was issued on January 17, 1995. The ’995 patent and the ’573 patent are both listed in the FDA’s Orange Book. The ’995 patent does not expire until April 28, 2009, and the ’573 patent does not expire until January 17, 2012. On October 15, 2003, the Company received notice of Barr’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’995 patent and the ’573 patent. On November 26, 2003, the Company filed a Complaint against Barr in the Southern District of New York for infringement of the ’995 and ’573 patents. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Barr’s ANDA for 30 months from no earlier than October 15, 2003.

      On June 8, 2004, the U.S. Patent and Trademark Office issued United States Patent No. 6,747,019 (the “’019 patent”). The ’019 patent relates to pharmaceutical preparations, pharmaceutical packages and methods of treating a female in need of hormone replacement therapy by administering a specific dose combination of estrogen and progestin. The Company has certified that the ’019 patent covers the Prefest® product and, therefore the patent has been listed in the Orange Book. On June 30, 2004, the Company received a Notice Letter from Barr concerning its amended Paragraph IV Certification to its ANDA for Prefest®. The Notice Letter outlines Barr’s assertions of invalidity and noninfringement of the ’019 patent. On July 9, 2004, the Company filed a complaint in the Southern District of New York for infringement of the ’019 patent. The Company intends to vigorously enforce its rights under the ’995, ’573, and ’019 patents. At June 30, 2004, the Company had net intangible assets related to Prefest® of $15,656. If a generic version enters the market, the Company may have to write off a portion of the intangible assets associated with this product.

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these routine legal proceedings will have a material adverse effect on its financial position, results of operations and cash flows.

10.     Segment Information

      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products over seven therapeutic areas: cardiovascular, endocrinology/women’s health, neuroscience, critical care, anti-infective, respiratory, and other. Such branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. The Meridian Medical Technologies segment was added as a new segment during 2003 as a result of the acquisition of Meridian on January 8, 2003. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line marketed by Dey, L.P., which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total revenues:
Branded pharmaceuticals	$219,587	$308,969	$452,796	$599,932
Meridian Medical Technologies	27,681	34,298	62,182	59,938
Royalties	21,119	16,176	37,875	31,600
Contract manufacturing and other	152,540	64,908	285,431	157,170
Eliminations	(145,787)	(57,336)	(272,500)	(143,204)

Consolidated total net revenues	$275,140	$367,015	$565,784	$705,436

Segment profit:
Branded pharmaceuticals	$160,847	$248,267	$331,879	$485,977
Meridian Medical Technologies	14,001	15,325	33,454	23,273
Royalties	17,978	13,714	32,155	26,130
Contract manufacturing and other	(3,097)	(1,935)	(4,829)	(1,029)

Consolidated segment profit, excluding depreciation	$189,729	$275,371	$392,659	$534,351

Other operating costs and expense	251,750	334,920	455,275	596,978

Operating loss	$(62,021)	$(59,549)	$(62,616)	$(62,627)

      The three and six months ended June 30, 2003 segment profit amounts reflect reclassifications of $2,332 and $7,497, respectively, decreasing the branded pharmaceuticals segment profit and increasing the contract manufacturing segment profit, from amounts previously reported as a result of the reclassification of certain expenses.

	As of	As of
	June 30,	December 31,
	2004	2003

Total assets:
Branded pharmaceuticals	$2,921,614	$3,151,045
Meridian Medical Technologies	261,427	250,935
Royalties	22,943	20,032
Contract manufacturing and other	92,690	91,002
Eliminations	(335,280)	(335,280)

Consolidated total assets	$2,963,394	$3,177,734

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Total revenues:
Cardiovascular	$70,454	$152,719	$150,319	$309,536
Anti-infective	10,030	29,621	19,959	61,299
Critical care	38,602	36,161	78,104	71,524
Endocrinology/women’s health	33,733	37,260	67,736	85,765
Respiratory	780	3,227	9,908	15,305
Neuroscience	63,057	45,994	125,486	45,994
Other branded	2,931	3,987	1,284	10,509

Consolidated branded pharmaceutical revenues	$219,587	$308,969	$452,796	$599,932

11.     Restructuring

      During the second quarter of 2004 the Company incurred restructuring charges of $6,248, as a result of separation agreements with several executives and the relocation of the Company’s sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey. A summary of the types of costs accrued and incurred are summarized below:

			Accrued
	Income		Balance at
	Statement		June 30,
	Impact	Payments	2004

Employee separation payments	$5,772	$2,373	$3,399
Employee relocation	476	136	340
Reversal of amounts previously accrued	(95)	—	—

	$6,153	$2,509	$3,739

      It is anticipated that the relocation of key sales and marketing employees to New Jersey will be completed within the next year and will require additional costs, which in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” have not yet been accrued. All of the accrued restructuring charges relate to the branded pharmaceutical segment, except for $374 related to contract manufacturing which has not yet been paid but which was accrued at June 30, 2004.

12.     Subsequent Events

      On July 26, 2004, the Company entered into a merger agreement with Mylan and a wholly-owned subsidiary of Mylan (“Merger Sub”) pursuant to which Mylan will acquire King in a stock-for-stock transaction. Under the merger agreement, Mylan has agreed to issue 0.9 shares of its common stock in exchange for each outstanding share of common stock of the Company. Subject to the terms and conditions of the merger agreement, upon the closing of the merger, Merger Sub will be merged with and into the Company, the separate corporate existence of Merger Sub will cease, and the Company will continue as a wholly-owned subsidiary of Mylan. The merger agreement has been approved by each of the Boards of Directors of the Company and Mylan. The transaction is anticipated to close by the end of calendar year 2004 and be tax-free to shareholders of the Company and Mylan. The closing of the transaction is subject to regulatory approvals, the declaration of effectiveness of the Form S-4 registration statement to be filed by Mylan with the SEC, approval by the shareholders of the Company and Mylan and other customary closing conditions. The Company incurred merger related costs of $3,126 for professional fees and expenses related to

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this agreement. In connection with the planned merger, the Company expects to continue to incur professional fees that could be material to cash flows and results of operations.

      On July 19, 2004, the Company and Novavax, Inc. (“Novavax”) mutually agreed to end their co-promotion and license agreements regarding EstrasorbTM. As part of this transaction, Novavax reacquired all rights to EstrasorbTM as well as all rights to other women’s health products that Novavax may successfully develop utilizing its micellar nanoparticle technology. Additionally, Novavax repurchased all of its convertible notes held by King, acquired a portion of King’s women’s health field sales force, and received approximately $8,000 from the Company to provide support for marketing and promotion. In return, Novavax paid King $22,000 and issued approximately 3,776 shares of Novavax common stock to King. This transaction will result in an immaterial net gain in the third quarter of 2004. As a result of this transaction, King now owns approximately 4,101 shares of common stock of Novavax that the Company will account for as available for sale securities. Such shares are currently restricted and are required to be held by the Company until July 2005.

13.     Related Party Transactions

      The Company periodically makes contributions to charitable and not-for-profit organizations in communities where its facilities are located. In April 2004, the Company made a three-year pledge totaling $900 to Sullins Academy, a private school offering education in grades K-8. The Company recorded the pledge during the second quarter of 2004. During the fourth quarter of 2003 and the first quarter of 2004, the Company made a contribution to Sullins Academy of $150. At certain times during this period, children of some Company employees, including the Company’s former Chief Executive Officer and the former President, attended Sullins Academy and the former President and the spouse of the former Chief Executive Officer served as volunteer members of the Sullins Academy board of directors.

14.     Recent Accounting Pronouncements

      On July 1, 2004, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on earnings per share calculation for issuers of contingently convertible bonds. In EITF Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share,” the EITF has proposed that the potential earnings per share (“EPS”) dilution from contingently convertible bonds should be considered and included in the EPS calculation from the date of issue. Currently, the Company does not consider the EPS dilution of the Convertible Debentures until the closing price of our common stock reaches the threshold to permit conversion of Debentures at the option of holders of the Convertible Debentures of $55.18 per share (110% of the conversion price of $50.16 per share) for at least 20 trading days during 30 consecutive trading days. If all of the Convertible Debentures were converted, the Company would currently be required to issue approximately 6,878 shares.

15.     Guarantor Financial Statements

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$98,859	$6,150	$1,798	$—	$106,807
Restricted cash	65,980	63,758	—	—	129,738
Accounts receivable, net	6,061	248,080	1,556	—	255,697
Inventories	197,241	39,332	282	—	236,855
Deferred income tax assets	40,775	138,508	—	—	179,283
Prepaid expenses and other current assets	28,004	36,530	—	—	64,534
Assets related to discontinued operations	—	1,031	—	—	1,031

Total current assets	436,920	533,389	3,636	—	973,945
Property, plant, and equipment, net	115,913	157,553	2	—	273,468
Goodwill	—	134,892	—	—	134,892
Intangible assets, net	5,408	1,434,411	7,290	—	1,447,109
Other assets	45,636	290	—	—	45,926
Deferred income tax assets	(6,493)	64,078	—	—	57,585
Investment in subsidiaries	2,185,905	—	—	(2,185,905)	—
Assets related to discontinued operations	—	30,469	—	—	30,469

Total assets	$2,783,289	$2,355,082	$10,928	$(2,185,905)	$2,963,394

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,832	$29,445	$848	$—	$61,125
Accrued expenses	114,294	465,861	—	—	580,155
Income taxes payable	28,969	(2,640)	(147)	—	26,182
Current portion of long-term debt	—	—	—	—	—

Total current liabilities	174,095	492,666	701	—	667,462
Long-term debt	345,000	—	—	—	345,000
Other liabilities	48,746	32,286	—	—	81,032
Intercompany (receivable) payable	345,548	(349,478)	3,930	—	—

Total liabilities	913,389	175,474	4,631	—	1,093,494
Shareholders’ equity	1,869,900	2,179,608	6,297	(2,185,905)	1,869,900

Total liabilities and shareholders’ equity	$2,783,289	$2,355,082	$10,928	$(2,185,905)	$2,963,394

[Additional columns below]

[Continued from above table, first column(s) repeated]

	June 30, 2004 December 31,2003

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$140,617	$3,641	$1,795	$—	$146,053
Restricted cash	67,199	66,770	—	—	133,969
Accounts receivable, net	4,529	240,574	1,314	—	246,417
Inventories	224,081	36,554	251	—	260,886
Deferred income tax assets	16,428	108,502	—	—	124,930
Prepaid expenses and other current assets	5,249	24,787	—	—	30,036
Assets related to discontinued operations	4,012	—	—	—	4,012

Total current assets	462,115	480,828	3,360	—	946,303
Property, plant, and equipment, net	115,442	142,217	—	—	257,659
Goodwill	—	121,355	—	—	121,355
Intangible assets, net	6,955	1,538,035	7,502	—	1,552,492
Other assets	45,410	30,707	—	—	76,117
Deferred income tax assets	14,831	4,476	—	—	19,307
Investment in subsidiaries	2,308,924	—	—	(2,308,924)	—
Assets related to discontinued operations	—	204,501	—	—	204,501

Total assets	$2,953,677	$2,522,119	$10,862	$(2,308,924)	$3,177,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,924	$31,135	$19	$—	$83,078
Accrued expenses	$55,764	450,269	—	—	506,033
Income taxes payable	78,363	838	440	—	79,641
Current portion of long-term debt	97	—	—	—	97

Total current liabilities	186,148	482,242	459	—	668,849
Long-term debt	345,000	—	—	—	345,000
Other liabilities	50,953	70,752	—	—	121,705
Intercompany (receivable) payable	329,396	(333,103)	3,707	—	—

Total liabilities	911,497	219,891	4,166	—	1,135,554

Shareholders’ equity	2,042,180	2,302,228	6,696	(2,308,924)	2,042,180

Total liabilities and shareholders’ equity	$2,953,677	$2,522,119	$10,862	$(2,308,924)	$3,177,734

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30, 2004					Three Months Ended June 30, 2003

			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$121,767	$253,563	$465	$(121,774)	$254,021	$34,803	$349,013	$1,603	$(34,580)	$350,839
Royalty revenue	—	21,119	—	—	21,119	—	16,176	—	—	16,176

Total revenues	121,767	274,682	465	(121,774)	275,140	34,803	365,189	1,603	(34,580)	367,015

Operating costs and expenses:
Costs of revenues	35,167	171,881	137	(121,774)	85,411	10,584	115,208	432	(34,580)	91,644
Selling, general and administrative	48,692	76,165	91	—	124,948	20,117	107,993	80	—	128,190
Depreciation and amortization	4,312	34,048	106	—	38,466	2,055	18,508	74	—	20,637
Research and development	146	17,332	—	—	17,478	225	185,868	—	—	186,093
Medicaid related charge	65,000	—	—	—	65,000	—	—	—	—	—
Transaction costs	3,126	—	—	—	3,126	—	—	—	—	—
Gain on sale of product lines	—	(3,421)	—	—	(3,421)	—	—	—	—	—
Restructuring charges	6,247	(94)	—	—	6,153	—	—	—	—	—
Intangible asset impairment	—	—	—	—	—	—	—	—	—	—

Total operating costs and expenses	162,690	295,911	334	(121,774)	337,161	32,981	427,577	586	(34,580)	426,564

Operating (loss) income	(40,923)	(21,229)	131	—	(62,021)	1,822	(62,388)	1,017	—	(59,549)

Other income (expense):
Interest income	917	164	—	—	1,081	2,136	63	—	—	2,199
Interest expense	(3,266)	—	—	—	(3,266)	(3,435)	—	—	—	(3,435)
Valuation change — convertible notes receivable	(2,438)	—	—	—	(2,438)	7,647	—	—	—	7,647
Other, net	(162)	1,375	(45)	—	1,168	(4)	(11)	—	—	(15)
Equity in loss of subsidiaries	1,919	—	—	(1,919)	—	(49,578)	—	—	49,578	—
Intercompany interest income (expense)	(8,164)	8,164	—	—	—	4,902	(4,902)	—	—	—

Total other income (expense)	(11,194)	9,703	(45)	(1,919)	(3,455)	(38,332)	(4,850)	—	49,578	6,396

(Loss) income from continuing operations before income taxes	(52,117)	(11,526)	86	(1,919)	(65,476)	(36,510)	(67,238)	1,017	49,578	(53,153)

Income tax expense (benefit)	11,422	(11,300)	30	—	152	(1,495)	(15,538)	380	—	(16,653)

Loss from continuing operations	(63,539)	(226)	56	(1,919)	(65,628)	(35,015)	(51,700)	637	49,578	(36,500)
Discontinued operations:
Income from discontinued operations	—	3,332	—	—	3,332	—	2,338	—	—	2,338
Income tax expense	—	1,243	—	—	1,243	—	853	—	—	853

Net (loss) income	$(63,539)	$1,863	$56	$(1,919)	$(63,539)	$(35,015)	$(50,215)	$637	$49,578	$(35,015)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Six Months Ended June 30, 2004					Six Months Ended June 30, 2003

			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$228,269	$526,911	$883	$(228,154)	$527,909	$100,821	$671.817	$1,796	$(100,598)	$673,836
Royalty revenue	—	37,875	—	—	37,875	—	31,600	—	—	31,600

Total revenues	228,269	564,786	883	(228,154)	565,784	100,821	703,417	1,796	(100,598)	705,436

Operating costs and expenses:
Costs of revenues	67,164	333,861	254	(228,154)	173,125	35,172	236,030	481	(100,598)	171,085
Selling, general and administrative	85,387	152,725	942	—	239,054	25,278	208,646	81	—	234,005
Depreciation and amortization	8,652	68,920	212	—	77,784	3,959	34,167	148	—	38,274
Research and development	256	33,245	—	—	33,501	450	213,279	—	—	213,729
Medicaid related charge	65,000	—	—	—	65,000	—	—	—	—	—
Transaction costs	3,126	—	—	—	3,126	—	—	—	—	—
Gain on sale of product lines	—	(4,279)	—	—	(4,279)	—	—	—	—	—
Restructuring charges	6,247	(94)	—	—	6,153	—	—	—	—	—
Intangible asset impairment	—	34,936	—	—	34,936	—	110,970	—	—	110,970

Total operating costs and expenses	235,832	619,314	1,408	(228,154)	628,400	64,859	803,092	710	(100,598)	768,063

Operating (loss) income	(7,563)	(54,528)	(525)	—	(62,616)	35,962	(99,675)	1,086	—	(62,627)

Other income (expense):
Interest income	1,811	324	—	—	2,135	4,532	161	—	—	4,693
Interest expense	(6,366)	(5)	—	—	(6,371)	(6,467)	(2)	—	—	(6,469)
Valuation change — convertible notes receivable	(2,487)	—	—	—	(2,487)	15,614	—	—	—	15,614
Other, net	(487)	1,044	(92)	—	465	(68)	(30)	—	—	(98)
Equity in loss of subsidiaries	(123,067)	—	—	123,067	—	(80,889)	—	—	80,889	—
Intercompany interest income (expense)	(15,330)	15,330	—	—	—	6,293	(6,293)	—	—	—

Total other income (expense)	(145,926)	16,693	(92)	123,067	(6,258)	(60,985)	(6,164)	—	80,889	13,740

(Loss) income from continuing operations before income taxes	(153,489)	(37,835)	(617)	123,067	(68,874)	(25,023)	(105,839)	1,086	80,889	(48,887)

Income tax expense (benefit)	21,110	(21,790)	(216)	—	(896)	17,185	(25,542)	380	—	(7,977)

(Loss) income from continuing operations	(174,599)	(16,045)	(401)	123,067	(67,978)	(42,208)	(80,297)	706	80,889	(40,910)
Discontinued operations:
Loss from discontinued operations	—	(167,910)	—	—	(167,910)	—	(2,044)	—	—	(2,044)
Income tax benefit	—	(61,289)	—	—	(61,289)	—	(746)	—	—	(746)

Net (loss) income	$(174,599)	$(122,666)	$(401)	$123,067	$(174,599)	$(42,208)	$(81,595)	$706	$80,889	$(42,208)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands, except per share data)

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003

			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities	$(44,664)	$60,694	$(82)	$15,948	$1,057	$201,743	$—	$202,800

Cash flows from investing activities:
Transfer from restricted cash	1,351	(545)	—	806	—	—	—	—
Purchases of marketable securities		—	—	—	(25,903)	—	—	(25,903)
Proceeds from sale of marketable securities		—	—	—	253,097	—	—	253,097
Proceeds from loans receivable	—		—		—	6,187	—	6,187
Purchases of property, plant and equipment	(6,891)	(21,569)	(2)	(28,462)	(4,748)	(20,026)	—	(24,774)
Proceeds from sale of assets	113	—	—	113	12	229	—	241
Acquisition of Primary Care from Elan	—	(36,000)	—	(36,000)	—	(760,212)	—	(760,212)
Investment in Meridian	—	—	—	—	(253,092)	15,410	—	(237,682)
Purchases of product rights	—	—	—	—	(9,000)	—	—	(9,000)

Net cash used in investing activities	(5,427)	(58,114)	(2)	(63,543)	(39,634)	(758,412)	—	(798,046)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	2,324	—	—	2,324	2,765	—	—	2,765
Payments on other long-term debt	(97)	—	—	(97)	(96)	—	—	(96)
Proceeds from revolving credit facility	—	—	—	—	125,000	—	—	125,000
Debt issuance costs	—	—	—	—	(214)	—	—	(214)
Intercompany	6,106	(6,193)	87	—	(570,174)	570,174	—	—

Net cash provided by (used in) financing activities	8,333	(6,193)	87	2,227	(442,719)	570,174	—	127,455

Net cash provided by discontinued operations	—	6,122	—	6,122	—	3,308	—	3,308

Increase (decrease) in cash and cash equivalents	(41,758)	2,509	3	(39,246)	(481,296)	16,813	—	(464,483)
Cash and cash equivalents, beginning of period	140,617	3,641	1,795	146,053	594,385	(6,160)	—	588,225

Cash and cash equivalents, end of period	$98,859	$6,150	$1,798	$106,807	$113,089	$10,653	$—	$123,742

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

Strategic Developments

Mylan Merger

      On July 26, 2004, we entered into a merger agreement with Mylan Laboratories Inc. and a wholly-owned subsidiary of Mylan, which we refer to as “Merger Sub,” pursuant to which Mylan will acquire King in a stock-for-stock transaction. Under the merger agreement, Mylan has agreed to issue 0.9 shares of its common stock in exchange for each outstanding share of common stock of King. Subject to the terms and conditions of the merger agreement, upon the closing of the merger, Merger Sub will be merged with and into King, the separate corporate existence of Merger Sub will cease, and King will continue as a wholly-owned subsidiary of Mylan. The merger agreement has been approved by each of the Boards of Directors of King and Mylan. The transaction is anticipated to close by the end of calendar year 2004 and be tax-free to shareholders of King and Mylan. The closing of the transaction is subject to regulatory approvals, the declaration of effectiveness of the Form S-4 registration statement to be filed by Mylan with the U.S. Securities and Exchange Commission, which we refer to as the “SEC,” approval by the shareholders of King and Mylan and other customary closing conditions.

Key Product Developments

Levoxyl®

      On August 14, 1997, the U.S. Food and Drug Administration, which we refer to as the “FDA,” announced in the Federal Register (62 FR 43535) that orally administered levothyroxine sodium drug products are new drugs. The notice stated that manufacturers who wish to continue to market these products must submit applications as required by the FDC Act by August 14, 2000. On April 26, 2000, the FDA issued a second Federal Register notice extending the deadline for filing these applications until August 14, 2001. On May 25, 2001, the FDA approved our New Drug Application, which we refer to in this report as an “NDA”, for Levoxyl®, our levothyroxine sodium product.

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

      Mylan and KV Pharmaceutical Company have each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. No earlier than April 30, 2003, we received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. On June 24, 2003, we received notice of KV’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’581 patent. We have filed separate suits against Mylan and KV and intend to vigorously enforce our rights under the ’581 patent to the full extent of the law. If we are not successful in enforcing our patents, our business, financial condition, results of operations and cash flows could be materially adversely affected.

      We filed a Citizen Petition with the FDA on March 28, 2003 requesting that the FDA refrain from approving or accepting for filing any Abbreviated New Drug Application, which we refer to as “ANDA,” or supplemental Abbreviated New Drug Application, which we refer to as “sANDA,” for levothyroxine sodium drug products until adequate standards for establishing bioequivalence for levothyroxine sodium drug products are adopted in accordance with FDA procedures. A manufacturer of another major levothyroxine sodium product and professional endocrinology societies submitted similar and/or related comments to the FDA.

      On June 23, 2004, the FDA denied our Citizen Petition and approved supplemental New Drug Applications, which we refer to as “sNDA,” filed by Alara Pharmaceuticals, Inc. and Jerome Stevens Pharmaceutical, Inc. under § 355(b)(2) of the Federal Food, Drug and Cosmetic Act, 21 U.S.C. § 355 et seq. seeking to market their currently approved products (Levo-T® and Unithroid®, respectively) as bioequivalent and therapeutically equivalent (i.e., “AB rated”) to King’s Levoxyl®. Neither Alara nor Jerome submitted a patent certification (under 21 U.S.C. §355(b)(2)(A)) against our ’581 patent, despite its listing in the Orange Book as applicable to Levoxyl®. In response, we filed an action in the U.S. District Court for the District of Columbia against the FDA seeking preliminary and permanent injunctive relief in the form of an Order directing the FDA to withdraw its approval of the two sNDAs. Alara intervened in the action. In an Order dated July 8, 2004, however, the Court denied our request for a temporary restraining order and a preliminary injunction on the basis that we could not demonstrate a likelihood of success on the merits of our claim. We have yet to appeal that decision. Neither the FDA nor Alara has filed an Answer to our Complaint.

      On July 14, 2004, the FDA approved an sANDA filed by Mylan under 21 U.S.C. § 355(j), seeking to market Mylan’s currently approved levothyroxine sodium (“LS”) tablets as AB rated to Levoxyl®. The FDA did not require Mylan to certify against our ’581 patent because Unithroid®, not Levoxyl®, is the listed drug referred to in Mylan’s original ANDA. Presently, we have taken no action against the FDA in response to the Mylan approval. The pending patent infringement action discussed above against Mylan, however, will have no effect on the approval of the supplement (seeking AB rating to Levoxyl®) Mylan submitted to its earlier ANDA for Unithroid®. The FDA’s decision to designate other levothyroxine sodium products as AB-Rated to Levoxyl® will adversely effect net sales of Levoxyl®, our results of operations and cash flows.

      Levothyroxine sodium is a drug recognized to have a narrow toxic to therapeutic ratio with significant clinical consequences of excessive or inadequate treatment. The American Thyroid Association, The Endocrine Society, and the American Association of Clinical Endocrinologists have all raised concerns regarding patients being switched among a number of levothyroxine sodium preparations. Accordingly, these organizations have advised physicians caring for patients on levothyroxine sodium therapy to encourage their patients to ask to remain on their current levothyroxine sodium preparation. Nevertheless, sales of Levoxyl® may be materially adversely affected in future periods.

Skelaxin®

      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Co., Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. United States Patent Nos. 6,407,128, the ’128 patent, and 6,683,102, the ’102 patent, two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 patent and the ’102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. We filed separate suits against Eon Labs on January 2, 2003; CorePharma on March 7, 2003; and Mutual on March 12, 2004. Pursuant to the Hatch-Waxman Act, the filing of the suits against CorePharma and Eon provides us with an automatic stay of FDA approval of Eon’s ANDA for 30 months from no earlier than November 18, 2002 and an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.

      On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent, and prohibit the removal of information about food effect studies from generic labels. We concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition. CorePharma responded to our Citizen Petition on April 30, 2004.

      On March 12, 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, we submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. We submitted a response in opposition to Mutual’s request on May 13, 2004. Mutual supplemented its original petition on May 17, 2004. We replied to both CorePharma’s response and Mutual’s supplement on July 21, 2004.

      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. At June 30, 2004, we had net intangible assets related to Skelaxin® of $228.4 million. While we are amortizing the patent intangibles over only a two-year period ending June 30, 2005, if a generic version of Skelaxin® enters the market, we may have to write off a portion of the patent intangible assets and the other intangible assets associated with this product.

      We purchase metaxalone, the active ingredient in Skelaxin®, from two suppliers. We have a supply agreement with one of the suppliers. Both suppliers require firm purchase orders nine months prior to delivery. If sales of Skelaxin® decline, we may incur losses in connection with committed purchase orders under the supply agreement. In the event we incur losses in connection with the purchase orders, there may be a material adverse effect upon our results of operations and cash flows.

Research and Development Update

Altace® Product Life-Cycle Projects

      We recently began our clinical development program for an Altace®-chlorthalidone combination product. Altace® is our patented angiotensin converting enzyme (“ACE”) inhibitor, indicated for the treatment of hypertension and chlorthalidone is a long-acting diuretic. The Seventh Report of the Joint National Committee on Prevention, Detection, Evaluation, and Treatment of High Blood Pressure (JNC 7) states that data from hypertension trials and the standard clinical care of hypertensive patients demonstrate that most patients will require two or more antihypertensive medications to achieve their blood pressure goals. The combination product of Altace® and chlorthalidone would give physicians treatment options, while simplifying a patient’s antihypertensive drug regimen.

      We recently commenced the first of two planned bioavailability studies evaluating our Altace®-chlorthalidone product. The pivotal efficacy trial is expected to commence by mid 2005, with a possible NDA submission for the combination product in 2007. The clinical development program for the proposed combination tablet is designed to demonstrate that ramipril and chlorthalidone may be combined in a single dosage form with each component making a contribution to the claimed antihypertensive effect. We plan to discontinue our development of a modified-release formulation of Altace®.

Other Developments

Wholesale Inventory Reductions

      During the six months ended June 30, 2004, net sales of some of our branded pharmaceutical products have been significantly affected by wholesale inventory reductions. In order to facilitate improved management of wholesale inventory levels of all of our branded pharmaceutical products, we entered into inventory management agreements with each of our three key wholesale customers in April 2004. As we previously disclosed, we anticipated that sales of our branded pharmaceutical products would be significantly adversely affected during the second quarter of 2004 as we effectively reduced wholesale inventory levels of our branded pharmaceutical products. As of June 30, 2004, the wholesale inventory levels of our key branded pharmaceutical products, Altace®, Skelaxin®, Sonata® and Levoxyl®, based on data obtained through our inventory management agreements with our three largest customers and IMS America prescription data, were on average at an acceptable level of approximately 2.4 months of prescription demand. Accordingly, with the possible exception of Levoxyl® due to the recent entry of generic competition as discussed above, we anticipate that future quarterly net sales of our key branded products should more closely reflect demand-based sales.

Divestitures

      Ongoing research, referred to as the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including our products Prefest® and Menest®. Prescriptions for some of our other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture many of our women’s health products, including Prefest®, Nordette®, and Menest®. At June 30, 2004, we had net intangible assets related to Prefest®, Menest®, and Nordette® of $34.3 million. If we are unable to sell these products at or above net book value, we may have to write off a portion of the intangible assets associated with these products.

      As an extension of our strategic decision to divest many of our women’s health products, in July 2004 we terminated our co-promotion and license agreements with Novavax, Inc. regarding EstrasorbTM. As part of the transaction, Novavax reacquired all rights to EstrasorbTM as well as all rights to other women’s health products that Novavax may successfully develop utilizing its micellar nanoparticle technology. Additionally, Novavax repurchased all of its convertible notes which we held, acquired a portion of our women’s health field sales force, and received approximately $8.0 million from us to provide support for marketing and promotion. In return, Novavax paid us $22.0 million and issued us approximately 3.8 million shares of Novavax common stock. This transaction will result in an immaterial net gain in the third quarter of 2004. As a result of this transaction, we own approximately 4.1 million shares of Novavax common stock, representing approximately 10% of the outstanding common stock of Novavax. Such shares are currently restricted and are required to be held by King until July 2005.

      In June 2004, we divested our Anusol-HC® and Proctocort® product lines to Salix Pharmaceuticals, Inc. for $13.0 million. As part of this transaction, we will contract manufacture the Anusol-HC® and Proctocort® product lines for two years. Additionally, in July 2004, we sold our rights to Derma Cidol®, Derma Scrub®, Derma Soothe®, Derma Stat® and Panthoderm® for approximately $0.4 million in cash, plus royalties and potential milestones based on future product sales. These divestitures are part of our strategy to divest some of our smaller, non-core products and use the proceeds from such divestitures to focus more extensively on the strategic acquisition and in-licensing of products in late-stage development.

Brevital®

      Prior to May 2004, we relied solely on third parties to manufacture Brevital® who were unable to consistently supply the product. As of May 2004 the Rochester facility is qualified in accordance with FDA guidance as a manufacturing, testing and packaging site for Brevital® and we are currently distributing Brevital® that is produced at this site. This qualification is part of our plan to transfer the manufacture of some of our pharmaceutical products to our Rochester facility.

Key Personnel

      In May 2004, Jefferson J. Gregory resigned from his position as Chief Executive Officer and from his position as Chairman and as a member of our Board of Directors. We previously announced Mr. Gregory’s intention to retire in February 2004. Also in May 2004, Kyle P. Macione left his position as President.

      Our Board of Directors appointed Ted G. Wood as Non-Executive Chairman of the Board in May 2004. On July 16, 2004, our Board appointed Brian A. Markison as our President and Chief Executive Officer and also appointed him to our Board.

General Review of Financial Results

      The following summarizes net revenues by reportable segment (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

	2004	2003	2004	2003

Branded pharmaceuticals	$219,587	$308,969	$452,796	$599,932
Meridian Medical Technologies	27,681	34,298	62,182	59,938
Royalties	21,119	16,176	37,875	31,600
Contract manufacturing	6,753	7,572	12,931	13,966

Total	$275,140	$367,015	$565,784	$705,436

Results of Operations

Three Months Ended June 30, 2004 and 2003

Revenues

      Total net revenues decreased $91.9 million, or 25.0%, to $275.1 million in 2004 from $367.0 million in 2003 primarily due to dramatically lower net sales from our branded pharmaceuticals segment during 2004.

      Net sales from branded pharmaceutical products decreased $89.1 million, or 28.8%, to $219.9 million in 2004 from $309.0 million in 2003. This decrease was primarily the result of wholesale inventory reductions of some of our branded pharmaceutical products during 2004 partially offset by an increase in net sales of Skelaxin®, which we acquired in June 2003. Net sales of Altace®, Skelaxin®, Levoxyl® and Sonata® during 2004 were well below the level that prescription demand for such products would indicate. Prescription demand estimates are imprecise and rely on third-party information which itself is subject to uncertainties and limitations.

      Returns of branded pharmaceuticals increased significantly in 2004, primarily reflecting high levels of returns by wholesalers, as well as reduced prescriptions for some products due to the entry of generic competition. Additionally, we believe our inventory management agreements that we entered into with our three key wholesalers during the second quarter of 2004 have also contributed to the increase in returns of our branded pharmaceutical products. While we believe the rate of returns during 2004 is not indicative of future returns, we are closely monitoring this matter. As a result of the unusually high level of returns in 2004, we supplemented our normal returns reserve to address specific products with higher levels of returns and/or declining sales. Levoxyl® required the most significant supplemental reserve of all of our products during 2004 due to the FDA’s decision to designate other available products as AB-Rated to Levoxyl® as discussed above in the section entitled “Key Product Development” under the subsection “Levoxyl®”. Returns reduced our net sales $20.4 million in 2003 and $56.0 million in 2004. As of June 30, 2004, the total return reserve was $61.9 million.

      Revenues from Meridian Medical Technologies decreased $6.6 million, or 19.2%, to $27.7 million in 2004 from $34.3 million in 2003 primarily due to a decrease in sales to the U.S. military partially offset by an increase in sales of Epipen® under our supply agreement with Dey, L.P. which markets the product.

      Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. Revenue from royalties increased $4.9 million, or 30.5%, to $21.1 million in 2004 from $16.2 million in 2003 primarily due to an increase in sales of Adenoscan®. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of Adenoscan® and are not able to predict whether growth will continue, if at all, at the rate experienced in the second quarter of 2004.

      Net revenues from contract manufacturing were $6.8 million in 2004 compared to $7.6 million in 2003.

Operating Costs and Expenses

      Total operating costs and expenses decreased $89.4 million, or 21.0%, to $337.2 million in 2004 from $426.6 million in 2003. The decrease was primarily due to a substantially lower net charge associated with special items included in total operating costs and expenses during 2004 compared to 2003. Other variables which affected total operating costs and expenses during 2004 and 2003 are discussed in more detail below.

      Special items are those particular income or expense items that our management believes are not related to our ongoing, underlying business, are non-recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishment of debt; asset impairment charges; expenses of drug recalls; litigation settlements, revenues and expenses associated with discontinued operations; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our ongoing, underlying business and of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special item involves judgments by us.

      Cost of revenues decreased $6.2 million, or 6.8%, to $85.4 million in 2004 from $91.6 million in 2003. The decrease was primarily due to lower unit sales of our branded pharmaceutical products as a result of wholesale inventory reductions as discussed above, partially offset by a charge during the second quarter of 2004 in the amount of $10.4 million for the write-off of excess inventory associated with our branded pharmaceuticals segment which is to some extent attributable to reduced unit sales of branded pharmaceutical products during 2004. Special items affecting cost of revenues included a charge of $4.6 million and $1.5 million, respectively, in the second quarter of 2004 and 2003 which primarily related to the voluntary recall of some lots of Levoxyl®. As a percentage of total revenues, cost of revenues increased to 31.0% in 2004 from 25.0% in 2003 primarily due to lower net sales of our branded pharmaceutical products which on average have lower cost of revenues, as a percentage of revenues, and the write-off of excess inventory described above. During the remainder of calendar year 2004, we anticipate that cost of revenues as a percentage of total revenues should return to a level that is more consistent with that which we experienced in 2003.

      Cost of revenues from branded pharmaceutical products decreased $2.0 million, or 3.3%, to $58.7 million in 2004 from $60.7 million in 2003.

      Cost of revenues from Meridian Medical Technologies decreased $5.3 million, or 27.9%, to $13.7 million in 2004 from $19.0 million in 2003 primarily due to a decrease in unit sales of lower margin products, partially offset by an increase in unit sales of higher margin products.

      Cost of revenues from royalties increased $0.6 million to $3.1 million in 2004 from $2.5 million in 2003.

      Cost of revenues associated with contract manufacturing was $9.9 million in 2004 compared to $9.5 million in 2003.

      Total selling, general and administrative expenses decreased $3.3 million, or 2.6%, to $124.9 million in 2004 from $128.2 million in 2003. This decrease was primarily attributable to a decrease in co-promotion fees paid under our Co-Promotion Agreement with Wyeth Pharmaceuticals due to lower sales of Altace® during

2004, as compared to 2003, for the reasons discussed above, offset by increased operating expenses primarily associated with the expansion of our field sales force and increased marketing expenses associated with the creation and/or launch of new marketing campaigns for some of our products. Selling, general and administrative expenses included a special item resulting in a net charge of $5.0 million and $14.3 million, respectively, in the second quarter of 2004 and 2003 for professional fees that were primarily related to the ongoing investigations of our company by the SEC and the Office of Inspector General of the Department of Health and Human Services. In connection with these investigations, we expect to continue to incur legal and professional fees that could materially affect our cash flows and results of operations.

      As a percentage of total revenues, total selling, general, and administrative expenses increased to 45.4% in 2004 compared to 34.9% in 2003. The increase was primarily due to lower net sales of branded pharmaceutical products during 2004 for the reasons discussed above in the section entitled “Other Developments” in the subsection entitled “Wholesale Inventory Reductions.”

      Depreciation and amortization expense increased $17.9 million, or 86.9%, to $38.5 million in 2004 from $20.6 million in 2003. This increase was primarily attributable to the amortization of the intangible assets associated with our acquisitions of Sonata® and Skelaxin® on June 12, 2003. For more information regarding estimated future amortization expense, please see Note 7 to our condensed consolidated financial statements included in this report.

      Prescriptions for Intal® and Tilade® have declined over the past year. At June 30, 2004, we had net intangible assets related to Intal® and Tilade® of $113.4 million. Management currently believes that this asset is not impaired based on estimated undiscounted cash flows. However, if prescription declines exceed current expectations, we may have to write off a portion or all of the intangible assets associated with these products.

      Prescriptions for Corzide® have declined over the past year. At June 30, 2004, we had net intangible assets related to Corzide® of $53.1 million. Management currently believes that this asset is not impaired based on estimated undiscounted cash flows. However, if prescription declines exceed current expectations, we may have to write-off a portion or all of the intangible assets associated with this product.

      Total research and development expense decreased $168.6 million, to $17.5 million in 2004 from $186.1 million in 2003. This decrease was primarily due to a special item that resulted in a charge of $175.0 million during 2003 due to acquired in-process research and development associated with our acquisition of Sonata® and Skelaxin® on June 12, 2003, offset by an increase in expenses associated with ongoing research and development programs that have progressed to later stages of clinical development.

      In addition to the special items related to cost of revenues, selling, general and administrative expense and research and development described above, we incurred other special items affecting operating costs and expenses during 2004 resulting in a net charge totaling $70.9 million during the second quarter of 2004. These other special items include the following:

•	As part of our ongoing discussions with the Office of Inspector General of the Department of Health and Human Services, the U.S. Securities and Exchange Commission, which we refer to as the “SEC,” and other state and federal agencies, we have begun to discuss with some of the government representatives the possibility of settling the matters being investigated. We have accrued $65.0 million for estimated settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other amounts in addition to the $65.4 million that we have previously accrued for estimated underpayments to Medicaid and other government pricing programs. Although we have not entered into any agreements or understandings with respect to a possible settlement, these accruals represent our current best estimate of the aggregate payment we would have to make pursuant to a comprehensive settlement with the Office of Inspector General of the Department of Health and Human Services, the SEC and other federal and state agencies. For additional information, please see “Governmental Investigations and Securities Litigation” in “Liquidity and Capital Resources.”

•	A restructuring charge in the amount of $6.2 million during 2004 primarily due to separation agreements with several executives and the relocation of our sales and marketing operations from

Bristol, Tennessee to Princeton, New Jersey. It is anticipated that the relocation of key sales and marketing employees to New Jersey will be completed within the next year and will require additional costs. All of the restructuring charges relate to the branded pharmaceutical segment, except for any related to contract manufacturing.

•	Income in the amount of $3.4 million due to a gain on the sale of our Anusol-HC® and Proctocort® product lines.

•	A charge of $3.1 million for professional fees and expenses related to our merger agreement with Mylan. In connection with the planned merger, we expect to continue to incur professional fees that could be material to our cash flows and results of operations.

Operating Loss

      Due to the factors discussed above, we had an operating loss of $62.0 million during 2004 compared to an operating loss of $59.5 million in 2003.

Other Income (Expense)

      Interest income decreased $1.1 million to $1.1 million in 2004 from $2.2 million in 2003 primarily due to lower cash balances in 2004.

      Interest expense was $3.3 million in 2004 compared to $3.4 million in 2003.

      Special items affecting other income (expense) include a charge in the amount of $2.4 million during 2004 to reflect an increase in the valuation allowance for the convertible notes of Novavax compared to income in the amount of $7.6 million during 2003 to reflect a decrease in the valuation allowance. As discussed above, Novavax repurchased the convertible notes from us in July 2004.

Discontinued Operations

      As discussed above, we are actively marketing the Prefest® and Nordette® product rights to potential purchasers. These product rights held for sale have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and have been classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2004 and 2003.

      Special items during 2004 and 2003 include income from discontinued operations in the amount of $3.3 million and $2.3 million, or $2.1 million and $1.5 million net of tax expense, respectively.

Income Tax Expense (Benefit)

      During 2004, we had a tax expense of $0.2 million, which excludes any tax benefit related to the Medicaid related charge discussed above. During 2003, we had an income tax benefit of $16.7 million, which reflects a reduction of $5.8 million in the tax benefit due to the establishment of a valuation allowance against state deferred tax assets generated by the write-off of acquired in-process research and development. Accordingly, our effective tax rate for 2003 of 31.3% was lower than the federal statutory rate of 35%.

Net Loss

      Due to the factors discussed above, we had a net loss of $63.5 million during 2004 compared to a net loss of $35.0 million in 2003.

Six Months Ended June 30, 2004 and 2003

Revenues

      Total net revenue decreased $139.7 million, or 19.8%, to $565.8 million in 2004 from $705.4 million in 2003, primarily due to lower net sales from our branded pharmaceuticals segment during 2004 as a result of wholesale inventory reductions as discussed above in the section entitled “Other Developments” in the subsection entitled “Wholesale Inventory Reductions.”

      Net sales from branded pharmaceutical products decreased $147.1 million, or 24.5%, to $452.8 million in 2004 from $599.9 million in 2003. This decrease was primarily the result of wholesale inventory reductions of some of our branded pharmaceutical products during 2004, partially offset by increases in net sales of Skelaxin® and Sonata® which we acquired in June 2003. Net sales of Altace®, Skelaxin®, and Sonata® during 2004 were well below the level that prescription demand for such products would indicate. Prescription demand estimates are imprecise and rely on third-party information which itself is subject to uncertainties and limitations.

      Returns of branded pharmaceuticals increased significantly during 2004 primarily reflecting high levels of returns by wholesalers as well as reduced prescriptions for some products due to the entry of generic competition. Additionally, we believe our inventory management agreements that we entered into with our three key wholesalers have also contributed to the increase in returns of our branded pharmaceutical products. While we believe the rate of returns during 2004 is not indicative of future returns, we are closely monitoring this matter. As a result of the unusually high return levels in 2004, we supplemented our normal returns reserve to address specific products with higher levels of returns and/or declining sales. Levoxyl® required the most significant supplemental reserve of all of our products in 2004 due to the FDA’s decision to designate other available products as AB-Rated to Levoxyl® as discussed above. Returns reduced our net sales by $33.3 million in 2003 and by $97.3 million in the first half of 2004.

      Revenues from Meridian Medical Technologies increased $2.3 million, or 3.7%, to $62.2 million in 2004 from $59.9 million in 2003 primarily due to increased unit sales of EpiPen® under our supply agreement with Dey, L.P., which markets the product partially offset by a decrease in sales to the U.S. military.

      Revenues from royalties are primarily derived from payments we receive based on sales of Adenoscan®. Revenue from royalties increased $6.3 million, or 19.9%, to $37.9 million in 2004 from $31.6 million in 2003 primarily due to an increase in sales of Adenoscan®. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of Adenoscan® and are not able to predict whether growth will continue, if at all, at the rate experienced in the first half of 2004.

      Net revenues from contract manufacturing were $12.9 million in 2004 compared to $14.0 million in 2003.

Operating Costs and Expenses

      Total operating costs and expenses decreased $139.7 million, or 18.2%, to $628.4 million in 2004 from $768.1 million in 2003. The decrease was primarily due to a $199.7 million reduction in the net charge associated with special items included in total operating costs and expenses during 2004 compared to 2003. Other variables which affected total operating costs and expenses during 2004 and 2003 are discussed in more detail below.

      Cost of revenues increased $2.0 million, or 1.2%, to $173.1 million in 2004 from $171.1 million in 2003. This increase was primarily due to a charge during 2004 in the amount of $31.4 million for the write-off of excess inventory associated with our branded pharmaceuticals segment which is to some extent attributable to dramatically reduced net sales of branded pharmaceutical products during 2004 for the reasons discussed above, offset by a reduction in cost of revenues due to lower unit sales of our pharmaceutical products during the same period. Additionally, cost of revenue in 2004 includes a special item resulting in a charge of $4.2 million which represents that portion of our remaining minimum purchase commitments under our supply agreement for Procanbid® that exceeds our expected demand for the product and a special item resulting in a $4.6 million charge primarily related to the recall of some lots of Levoxyl®. Cost of revenue in

2003 includes special items resulting in a $5.8 million charge relating to the recall of some lots of Levoxyl® and our acquisition of Meridian. Accordingly, as a percentage of total revenues, cost of revenues increased to 30.6% in 2004 from 24.3% in 2003. During the remainder of calendar year 2004, we anticipate that cost of revenues as a percentage of total revenues should return to a level that is more consistent with that which we experienced in 2003.

      Cost of revenues from branded pharmaceutical products increased $6.9 million, or 6.1%, to $120.9 million in 2004 from $114.0 million in 2003. This increase was primarily due to a charge in the amount of $31.4 million for the write-off of excess branded pharmaceutical products inventory discussed above and an increase in special items. During 2004, we incurred a special item resulting in a charge of $4.2 million which represents that portion of our remaining minimum purchase commitments under our supply agreement for Procanbid® that exceeds our expected demand for the product and a special item resulting in a charge of $4.6 million primarily related to the recall of some lots of Levoxyl®. During 2003, cost of revenues from branded pharmaceutical products included a special item resulting in a charge in the amount of $3.6 million which was primarily related to our recall of some lots of Levoxyl®.

      Cost of revenues from Meridian Medical Technologies decreased $8.0 million, or 21.8%, to $28.7 million in 2004 from $36.7 million in 2003 partially due to a special item consisting of a one-time inventory valuation adjustment in 2003 associated with our acquisition of Meridian on January 8, 2003, resulting in a charge of $2.2 million, and the mix of products sold in the respective periods.

      Cost of revenues from royalties increased $0.2 million to $5.7 million in 2004 from $5.5 million in 2003.

      Cost of revenues associated with contract manufacturing increased $2.8 million, or 18.7%, to $17.8 million in 2004 from $15.0 million in 2003 primarily due to an increase in fixed overhead costs.

      Total selling, general and administrative expenses increased $5.1 million, or 2.2%, to $239.1 million in 2004 from $234.0 million in 2003. This increase was primarily attributable to operating expenses associated with the expansion of our sales force offset by decreases in co-promotion fees paid under our Co-Promotion Agreement with Wyeth Pharmaceuticals due to lower sales of Altace® during 2004, as compared to 2003, for the reasons discussed above. We incurred special items of $10.7 million and $14.3 million, respectively, in 2004 and 2003 for professional fees that were primarily related to the ongoing investigations of our company by the SEC and the Office of Inspector General of the Department of Health and Human Services. In connection with these investigations, we expect to continue to incur legal and professional fees that could be material to our cash flows and results of operations.

      As a percentage of total revenues, total selling, general, and administrative expenses increased to 42.3% in 2004 compared to 33.2% in 2003. The increased percentage in 2004 was primarily due to lower net sales of branded pharmaceutical products during 2004 for the reasons discussed above in the section entitled “Other Developments” in the subsection entitled “Wholesale Inventory Reduction.”

      Depreciation and amortization expense increased $39.5 million, or 103.1%, to $77.8 million in 2004 from $38.3 million in 2003. This increase was primarily attributable to the amortization of the intangible assets associated with our acquisitions of Sonata® and Skelaxin® on June 12, 2003. For more information regarding estimated future amortization expense, please see Note 7 to our condensed consolidated financial statements included in this report.

      Total research and development expense decreased $180.2 million, to $33.5 million in 2004 from $213.7 million in 2003. This decrease was primarily due to special items that resulted in a charge of $193.0 million during 2003 due to acquired in-process research and development associated with our acquisition of Sonata® and Skelaxin® on June 12, 2003 and our acquisition of Meridian on January 8, 2003, offset by an increase in expenses associated with ongoing research and development programs that have progressed to later stages of clinical development.

      In addition to the special items related to cost of revenues of branded pharmaceutical products, selling, general and administrative, and research and development described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $104.9 million during 2004 and $111.0 during 2003. These other special items included the following:

•	An intangible asset impairment charge in the first half of 2004 of $34.9 million, which is primarily related to a greater than expected decline in prescriptions for Florinef® and Tapazole® due to availability of generics for these products. These special items were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of such assets. During January 2003, we were notified of the approval by the FDA of a second generic fludrocoritsone acetate, USP, a product that represents additional competition for our Florinef® (fludrocoritsone acetate, USP) product. We recorded an impairment charge in the amount of $111.0 million during 2003 reflecting the reduction in the fair value of the Florinef® intangible assets. The additional intangible asset impairment charge pertaining to Florinef® recorded in 2004 reflects a further reduction in the fair value of the intangible assets associated with this product due to a decline in prescriptions for the product that is in excess of our original estimate. We determined that fair value of the intangible assets associated with Florinef® and Tapazole® based on our estimated discounted cash flows for these products.

•	As part of our ongoing discussions with the Office of Inspector General of the Department of Health and Human Services, the SEC, and other state and federal agencies, we have begun to discuss with some of the government representatives the possibility of settling the matters being investigated. We have accrued $65.0 million for estimated settlement costs as an operating expense to cover interest, costs, fines, penalties and all other amounts in addition to the $65.4 million that we have previously accrued for estimated underpayments to Medicaid and other government pricing programs. Although we have not entered into any agreements or understandings with respect to a possible settlement, these accruals represent our current best estimate of the aggregate payment we would have to make pursuant to a comprehensive settlement with the Office of Inspector General of the Department of Health and Human Services, the SEC and other federal and state agencies. For additional information, please see the section entitled “Governmental Investigations and Securities Litigation” in “Liquidity and Capital Resources.”

•	Restructuring charges in the amount of $6.2 million in the second quarter of 2004 as a result of separation agreements with several of our executives and the relocation of our sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey. It is anticipated that the relocation of key sales and marketing employees to New Jersey will be completed within the next year and will require additional costs. All of the restructuring charges relate to the branded pharmaceutical segment, except for any related to contract manufacturing.

•	Income of $4.3 million in 2004 primarily due to a gain on the sale of our Anusol-HC® and Proctocort® product lines.

•	A charge of $3.1 million for professional fees and expenses related to the merger with Mylan. In connection with the planned merger, we expect to continue to incur professional fees that could be material to our cash flows and results of operations.

Operating Loss

      Due to the factors discussed above, we had an operating loss of $62.6 million during 2004 and an operating loss of $62.6 million in 2003.

Other Income (Expense)

      Interest income decreased $2.6 million to $2.1 million in 2004 from $4.7 million in 2003 primarily due to reduced cash balances in 2004.

      Interest expense was $6.4 million in 2004 compared to $6.5 million in 2003.

      Special items affecting other income (expense) include a charge in the amount of $2.5 million during 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax, Inc. compared to income in the amount of $15.6 million during 2003 to reflect a decrease in the valuation allowance. As discussed above, Novavax repurchased the convertible notes from us in July 2004. The shares we received as a result of this transaction are restricted and are required to be held until July 2005.

Discontinued Operations

      As discussed above, we are now actively marketing the Prefest® and Nordette® product lines to potential purchasers. These product rights held for sale have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and have been classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2004 and 2003.

      Special items include a loss from discontinued operations in the amount of $167.9 million during 2004 or $106.6 million net of tax benefit primarily due to an intangible asset write-down to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less anticipated costs to sell. We determined the fair value of these intangible assets based on management’s discounted cash flow projections for the products. Prefest® and Nordette® are included in our branded pharmaceuticals segment. Special items during 2003 include a loss from discontinued operations in the amount of $2.0 million, or $1.3 million net of tax benefit.

Income Tax Benefit

      For the six months ended June 30, 2004, we had an income tax benefit of $0.9 million, which excludes any tax benefit related to the Medicaid related charge discussed above and includes the establishment of a valuation allowance against state deferred tax assets. For the six months ended June 30, 2003, we had an income tax benefit of $8.0 million, which reflects a reduction of $5.8 million in the tax benefit due to the establishment of a valuation allowance against state deferred tax assets and permanent differences generated by the write-off of acquired in-process research and development.

Net Loss

      Due to the factors discussed above, we had a net loss equaling $174.6 million during 2004 compared to a net loss of $42.2 million in 2003

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

      On June 12, 2003, we acquired the primary care business of Elan and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, including the rights pertaining to potential new formulations, of Sonata® and Skelaxin®, together with Elan’s United States primary care field sales force. At June 30, 2004 we have $63.8 million in escrow to satisfy deferred obligations to Wyeth that we assumed as part of this acquisition. In addition to the initial purchase price, we paid $25.0 million during January 2004, as a milestone payment to Elan relating to the continued exclusivity of Sonata® and we paid $11.0 million during March 2004, as a milestone payment to Elan in connection with the development of new formulations of Sonata®. We will also

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

      As additional consideration for Synercid®, an injectable antibiotic acquired on December 30, 2002, we agreed to potential milestone payments. We will pay Aventis milestone payments totaling $39.6 million over the next two years, payable in annual installments of $21.2 million and $18.6 million on December 31, 2004 and December 31, 2005, respectively, if there is continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. An additional $25.0 million milestone is payable to Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or we will pay Aventis a one-time payment of $5.0 million the first time during any twelve-month period net sales of Synercid® exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period net sales of Synercid® exceed $75.0 million.

Governmental Investigations and Securities Litigation

      As previously reported, in March 2003 the SEC initiated a formal investigation of King. We received SEC subpoenas relating to, among other topics, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol®, and Levoxyl®.

      In connection with our determination that we have underpaid amounts due to Medicaid and other governmental pricing programs, we have continued to engage in discussions with representatives of the Office of Inspector General of the Department of Health and Human Services and other federal and state agencies. We expect that these discussions will include a detailed review by the appropriate agencies of our calculations of our underpayments, and it is possible that this review could result in material changes. As part of our ongoing discussions with the governmental agencies, we have begun to discuss with some of the government representatives the possibility of settling the matters being investigated. Although we have not reached any agreements or understandings with respect to a possible settlement, in accordance with generally accepted accounting principles, we have determined that, solely for accounting purposes, it is “probable,” as this term is defined by SFAS No. 5, “Accounting for Contingencies,” that we will enter into a settlement with respect to the investigations.

      Accordingly, we have accrued $65.0 million for estimated settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other amounts beyond the $65.4 million that we have previously accrued for our estimated underpayments to Medicaid and other government pricing programs. Although we have not entered into any agreements or understandings with respect to any settlement, these accruals represent our current best estimate of the aggregate payment we would have to make pursuant to a comprehensive settlement with the Office of Inspector General of the Department of Health and Human Services, the SEC and other federal and state agencies. We cannot assure you that we will be able to reach a settlement, whether on these terms or at all, and the ultimate amount that we will actually have to pay to resolve these matters could be materially more or less than the total amount we have accrued for this purpose. This accrual does not apply to the related pending class actions and derivative suits, as to which we are still unable to predict the outcome or reasonably estimate the range of loss, if any. The SEC, the Office of Inspector General, and other federal and state agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. Except to the limit extent reflected by the accrual for estimated settlement costs, we cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the section entitled “Risk Factors” under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations, Medicaid Accrual Adjustment, and Related Matters” in our 2003 Form 10-K.

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

      On July 13, 2004, the United States Magistrate Judge issued a report recommendation on the defendants’ motions to dismiss in which he recommended that the motions be denied except as to two individual defendants as to whom he recommended that the motion be granted. Both plaintiffs and defendants have the right to object to the report and ask that it be reviewed de novo by the United States District Judge presiding over the case. We and those individual defendants affected by the recommended denials of the motion have objected to the report of the Magistrate Judge. The District Court Judge will review these objections and ultimately may accept all or part of the Magistrate Judge’s recommendations, or reject them entirely. In the event that the District Judge denies the defendants’ motion to dismiss, we intend to vigorously defend the lawsuit but cannot predict the outcome of the case.

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

  Six Months Ended June 30, 2004

      We generated net cash from continuing operations of $15.9 million for the six months ended June 30, 2004. Our net cash provided from operations was primarily the result of a $68.0 million net loss from continuing operations, adjusted for non-cash depreciation and amortization from continuing operations of $77.8 million, intangible asset impairment charges from continuing operation of $34.9 million, a change in deferred taxes of $31.3 million and changes in working capital. Changes in working capital include an increase in inventory of $26.3 million, an increase in accrued expenses of $88.8 million, a decrease in accounts payable of $23.2 million, a decrease in income taxes payable of $53.5 million, an increase in accounts receivable of $10.2 million, and an increase in prepaid expenses of $13.8 million.

      Investing activities reduced cash flow by $63.5 million primarily due to milestone payments related to the acquisition of the primary care business of Elan of $36.0 million and the purchase of property, plant and equipment of $28.5 million.

      Financing activities contributed $2.2 million to cash flow due to the exercise of employee stock options.

      Discontinued operations provided $6.1 million in cash flows. This was primarily the result of a $106.6 total loss from discontinued operations, adjusted for non-cash depreciation and amortization of $4.4 million, a change in deferred taxes of $61.3 million, and an intangible asset impairment charge of $169.6 million.

Certain Indebtedness and Other Matters

      As of June 30, 2004, we had $345.0 million of long-term debt (including current portion) outstanding, up to $388.4 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration.

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

      On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of March 31, 2004, we have complied with these covenants. As of June 30, 2004, there were no outstanding borrowings under this facility, however, we had $11.6 million outstanding for letters of credit under this facility.

Capital Expenditures

      Capital expenditures, including capital lease obligations, were $28.5 million and $24.8 million for the six months ended June 30, 2004 and 2003, respectively. The principal capital expenditures during the six months ended June 30, 2004 included property and equipment purchases, new information technology system implementation costs and building improvements for facility upgrades and increased capacity.

Recent Accounting Pronouncements

      On July 1, 2004, the Emerging Issues Task Force (“EITF”) reached a tentative consensus on earnings per share calculation for issuers of contingently convertible bonds. In EITF Issue 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effects on Diluted Earnings per Share,” the EITF has proposed that the potential earnings per share (“EPS”) dilution from contingently convertible bonds should be considered and included in the EPS calculation from the date of issue. Currently, we do not consider the EPS dilution of the Convertible Debentures until the closing price of our common stock reaches the threshold to permit conversion of Debentures at the option of holders of the Convertible Debentures of $55.18 per share (110% of the conversion price of $50.16 per share) for at least 20 trading days during 30 consecutive trading days. If all of the Convertible Debentures were converted, we would currently be required to issue approximately 6,878 shares.

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

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated, excess quantities or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a specific identification basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, our current inventory levels, or purchase commitments exceed estimated inventory quantities which we will be able to sell to our customers, we record a charge in costs of revenues.

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product

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

Risks Related to our Business

Our proposed transaction with Mylan may adversely affect our results of operations whether or not the merger is completed, and the merger may not be completed on a timely basis or at all.

      Uncertainty surrounding the proposed transaction may have an adverse effect on employee morale and retention. In addition, focus on the merger and related matters has resulted in, and may continue to result in, the diversion of management attention and resources. Furthermore, the market value of our common stock may vary prior to completion of the merger due to market assessments regarding the expected timing of consummation of the merger and the risk that the merger will not be consummated. Due to regulatory or other reasons, the merger may not be completed on the anticipated timetable, and it is possible that the merger will not be completed at all. If the merger is not completed, the price of our common stock may decline. In addition, our business may be harmed to the extent that our customers, strategic partners or others believe that we cannot effectively compete in the marketplace without the merger or there is customer and employee uncertainty surrounding the future direction of our strategy on a stand-alone basis. We also will be required to pay significant costs incurred in connection with the merger, including legal, accounting and financial advisory fees, whether or not the merger is completed. Moreover, under specified circumstances we may be required to pay Mylan a termination fee of $85.0 million in connection with the termination of the merger agreement.

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

      In connection with our determination that we have underpaid amounts due to Medicaid and other governmental pricing programs, we have continued to engage in discussions with representatives of the Office of Inspector General of the Department of Health and Human Services, the Department of Justice, the Department of Veterans Affairs, the Centers for Medicare and Medicaid Services, the Public Health Service, the National Association of Medicaid Fraud Control Units, and other governmental agencies or authorities. We expect that these discussions will include a detailed review by the appropriate agencies of our calculations of our underpayments, and it is possible that this review could result in material changes.

      In addition, as part of these ongoing discussions, we have begun to discuss with some of the government representatives the possibility of settling the matters being investigated. Although we have not reached any agreements or understandings with respect to a possible settlement, in accordance with generally accepted accounting principles we have determined that, solely for accounting purposes, it is “probable,” as the term is defined in SFAS No. 5 “Accounting for Contingencies,” that we will enter into a settlement with respect to the investigations. Accordingly, we have accrued $65.0 million for estimated settlement costs as an operating expense during the second quarter of 2004, to cover interest, costs, fines, penalties and all other amounts beyond the $65.4 million that we have previously accrued for our estimated underpayments to Medicaid and other government pricing programs. Although we have not entered into any agreements or understandings with respect to any settlement, these accruals represent our current best estimate of the aggregate payment we would have to make pursuant to a comprehensive settlement with the Office of Inspector General of the Department of Health and Human Services, the SEC and other federal and state agencies. We cannot assure you that we will be able to reach a settlement, whether on these terms or at all, and the ultimate amount that we will actually have to pay to resolve these matters could be materially more or less than the total amounts we have accrued for this purpose. The SEC, the Office of Inspector General, and other federal and state agencies that might be investigating or might commence an investigation of us could impose, based on a claim of a violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. Except to the limited extent reflected by the accrual for estimated settlement costs, we cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time. For additional information, please see the section entitled “Risk Factors” under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business”, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations and Securities Litigation”, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations, Medicaid Accrual Adjustment, and Related Matters” in our 2003 Form 10-K.

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

      On July 13, 2004, the United States Magistrate Judge issued a report recommendation on the defendants’ motions to dismiss in which he recommended that the motions be denied except as to two individual defendants as to whom he recommended that the motion be granted. Both plaintiffs and defendants have the right to object to the report and ask that it be reviewed de novo by the United States District Judge presiding over the case. We and those individual defendants affected by the recommended denials of the motion have objected to the report of the Magistrate Judge. The District Court Judge will review these objections and ultimately may accept all or part of the Magistrate Judge’s recommendations, or reject them entirely. In the event that the District Judge denies the defendants’ motion to dismiss, we intend to vigorously defend the lawsuit but cannot predict the outcome of the case.

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

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Levoxyl® and Skelaxin®, our results of operations could be materially adversely affected.

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

      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Co., Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. United States Patent Nos. 6,407,128, the ’128 patent, and 6,683,102, the ’102 patent, two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 patent and the ’102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. We filed separate suits against Eon Labs on January 2, 2003; CorePharma on March 7, 2003; and Mutual on March 12, 2004. Pursuant to the Hatch-Waxman Act, the filing of the suits against CorePharma and Eon provides us with an automatic stay of FDA approval of Eon’s ANDA for 30 months from no earlier than November 18, 2002 and an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law. On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent, and prohibit the removal of information about food effect studies from generic labels. King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition. CorePharma responded to our Citizen Petition on April 30, 2004.

      On March 12, 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, we submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. We submitted a response in opposition to Mutual’s request on May 13, 2004. Mutual supplemented its original petition on May 17, 2004. We replied to both CorePharma’s response and Mutual’s supplement on July 21, 2004.

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

      Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and royalty revenues for the last twelve months ended June 30, 2004 accounted for 27.3%, 18.3%, 10.5%, 5.9% and 5.4% of our total revenues from continuing operations, respectively, or 67.4% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our sales of Levoxyl® and our ability to maintain effective patent protection for Levoxyl® (levothyroxine sodium tablets (USP)) are likely to be affected by recent actions of the FDA, approving other levothyroxine sodium products as bio-equivalent and therapeutically equivalent (AB-Rated).

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

      On June 23, 2004, the FDA denied our Citizen Petition and approved the sNDA filed by Alara and Jerome under § 355(b)(2) of the Federal Food, Drug and Cosmetic Act, 21 U.S.C. § 355 et seq. seeking to market their currently approved products (Levo-T® and Unithroid®, respectively) as bioequivalent and therapeutically equivalent (i.e., “AB rated”) to our Levoxyl®. Neither Alara nor Jerome submitted a patent certification (under 21 U.S.C. § 355(b)(2)(A)) against our ’581 patent, despite its listing in the Orange Book as applicable to Levoxyl®. In response, we filed an action in the U.S. District Court for the District of Columbia against FDA seeking preliminary and permanent injunctive relief in the form of an Order directing the FDA to withdraw its approval of the two sNDAs. Alara intervened into the action. In an Order dated July 8, 2004, however, the Court denied our request for a temporary restraining order and a preliminary injunction on the basis that we could not demonstrate a likelihood of success on the merits of its claim. We have yet to appeal that decision. Neither the FDA nor Alara has filed an Answer to our Complaint.

      On July 14, 2004, the FDA approved an sANDA filed by Mylan under 21 U.S.C. § 355(j), seeking to market Mylan’s currently approved levothyroxine sodium (“LS”) tablets as AB rated to Levoxyl®. The FDA did not require Mylan to certify against our ’581 patent because Unithroid®, not Levoxyl®, is the listed drug referred to in Mylan’s original ANDA. Presently, we have taken no action against the FDA in response to the Mylan approval. Currently pending, however, is our lawsuit against Mylan for infringement of the ’581 patent based on Mylan’s submission of a second ANDA, which seeks approval to a market generic version of Levoxyl®. The pending infringement action against Mylan, however, will have no effect on the approval of the supplement (seeking AB rating to Levoxyl®) Mylan submitted to its earlier ANDA for Unithroid®. The FDA’s decision to designate other levothyroxine sodium products as AB-Rated to Levoxyl® will adversely effect net sales of Levoxyl®, our results of operations and cash flows.

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

      As of June 30, 2004, we had $1.6 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product’s net book value, resulting in a non-cash impairment charge. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot implement our strategy to grow our business through increased sales, acquisitions, development and in-licensing, our business or competitive position in the pharmaceutical industry may suffer.

      Our current strategy is focused on increasing sales of our existing products and enhancing our competitive standing through acquisitions or in-licensing of products in development and FDA-approved products, that complement our business and enable us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to the development of new chemical entities, we rely heavily on purchasing or licensing products in development and FDA-approved products from other companies.

      We are engaged in the development and licensing of new products. For example, we are

•	engaged in the development of a modified-release formulation of Sonata®;

•	engaged in the development of binodenoson, a myocardial pharmacologic stress imaging agent; T-62, an investigational drug for the treatment of neuropathic pain; and MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	engaged in the development of a new inhaler for Intal® using the alternative propellant HFA for which the FDA has issued an approvable letter;

•	engaged in the development of an Altace®/chlorthalidone combination product; and

•	engaged in the development of a diazepam-filled auto-injector.

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

and thereby have a negative impact on the sales of our newly developed or licensed products. The inability to effect acquisitions or licenses of additional branded products in development and FDA-approved products could limit the overall growth of our business. Furthermore, even if we obtain rights to a pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Technological developments or the FDA’s approval of new products or of new therapeutic indications for existing products may make our existing products or those products we are licensing or developing obsolete or may make them more difficult to market successfully, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot integrate the business of companies or products we acquire, our business may suffer.

      The integration of acquisitions into our business requires significant management attention and may require the further expansion of our sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems and motivate and effectively manage an increasing number of employees. Our acquisitions have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      We manufacture many of our products in facilities we own and operate. These products include Altace®, Levoxyl® and Thrombin-JMI®, which together represent approximately 47.2% of our revenues for the last twelve months ended June 30, 2004. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

      We anticipate that sales of Levoxyl® will decline significantly as a result of the FDA’s recent rulings described above concerning AB ratings to Levoxyl® of certain levothyroxine sodium product competitors.

      King has begun construction of facilities to produce Bicillin® at its Rochester manufacturing facility in anticipation of the closing by a third party manufacturer (Wyeth) of its plant that currently produces Bicillin®. In anticipation of the closing of Wyeth’s manufacturing facility and the time it will take to obtain regulatory approval of our Rochester Bicillin® production facilities, on July 6, 2004, we executed a Toll Manufacturing Agreement providing for Wyeth to increase production of Bicillin® for a six to eight month period. This agreement is currently being held in escrow pending resolution of certain conditions prior to Wyeth’s execution of the agreement. We cannot assure you that these conditions will be satisfied or that Wyeth will enter into the Toll Manufacturing Agreement. The terms of this agreement are less favorable than the prior supply agreement with Wyeth, and there are no guarantees that the production of Bicillin® under the Toll

Agreement, if executed with Wyeth, will be sufficient to supply the demand for the product prior to receiving regulatory approval and successful production of Bicillin® at our Rochester facility. If we are unable to obtain sufficient inventory of Bicillin® to sustain demand during such period, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Rochester manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse affect on our business, financial condition, results of operations and cash flows. For the last twelve months ended June 30, 2004, net sales of Bicillin® were $23.3 million representing 1.7% of total revenues.

      We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for us and for third parties with which we have contracted. Currently, we rely on over 500 suppliers to deliver the necessary raw materials and components. Some of the contracts we have for the supply of raw materials have short terms, and there is no assurance that we will be able to secure extension of the terms of such agreements. However, if we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to distribute our products as planned.

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

      We are currently working on long-term strategies to expand our production capacity for Thrombin-JMI®. These long-term strategies may further expand our manufacturing capacity for Thrombin-JMI® upon completion. We cannot assure you that our plans to expand our production capacity for Thrombin-JMI® will be successful and/or timely. If we cannot successfully and timely expand our production capacity for Thrombin-JMI®, our ability to increase production of Thrombin-JMI® will be limited, thereby limiting our unit sales growth for this product.

If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property, our business could be harmed.

      We may not be successful in securing or maintaining proprietary patent protection for our products or products and technologies we develop or license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales. Some of our major branded pharmaceutical products have proprietary patent protection. All of these patents are listed in the FDA’s Orange Book. A challenge to these patents can be subject to expensive litigation.

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

      In November 2000, we began the process of implementing a new information technology system which became operational at our Bristol facilities in July 2003. This system is supporting many of our business functions, including manufacturing, warehousing, distribution, logistics, sales reporting, accounting, inventory, quality control, budgeting and other company functions. In connection with its implementation, we have incurred related costs of approximately $30.9 million. In the event we do not successfully convert our other sites in a timely manner from their existing information systems to the new one or in the event the new system does not operate as expected at these other locations, our business could be disrupted. This disruption or additional costs, if required, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our profitability.

      Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Wholesalers and distributors represent a substantial portion of our sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our inventory, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale inventory levels of our branded pharmaceutical products, we entered into inventory management agreements with each of our three key wholesale customers during the second quarter of 2004. Other factors include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.

      Our wholly owned subsidiary, Jones Pharma Incorporated, is a defendant in 745 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits Jones is one of many defendants, including manufacturers and other distributors of these drugs. Jones denies any liability incident to the distribution of its phentermine products and intends to pursue all defenses available to it. Jones has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending Jones in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, Jones will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

      Dey, L.P. markets our EpiPen® auto-injector through a supply agreement with us that expires on December 31, 2010. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen® worldwide. We understand that a new competitive product manufactured by Hollister-Stier Laboratories LLC received FDA approval over one year ago but has yet to enter the market. The new product, TwinJect® Auto-Injector (epinephrine) injection, is not a therapeutically equivalent product but has the same indications, same usage and the same route of delivery as EpiPen®. Users of EpiPen® would have to obtain a new prescription in order to substitute TwinJect®. The supply agreement with Dey includes minimum purchase requirements that are less than Dey’s purchases in recent years. A failure by Dey to successfully market and distribute EpiPen® or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Although the amounts described above constitute our best estimate of amounts owed in respect of Medicaid and other governmental pricing programs, our calculations are subject to review and challenge by the applicable governmental agencies. In connection with the pending governmental investigations, we have continued to engage in discussions with representatives of the Office of Inspector General of the Department of Health and Human Services, the SEC and other federal and state agencies. We expect that these discussions will include a detailed review of our calculations by the appropriate agencies, and it is possible that this review could result in material changes. As part of our ongoing discussions with these agencies, we have begun to discuss with some of the government representatives the possibility of settling the matters being investigated. Although we have not reached any agreements or understandings with respect to a possible settlement, in accordance with generally accepted accounting principles, we have determined that, solely for accounting purposes, it is “probable,” as this term is defined by SFAS No. 5 “Accounting for Contingencies,” that we will enter into a settlement with respect to the investigations. Accordingly, we have accrued $65.0 million for estimated settlement costs as an operating expense during the second quarter of 2004 representing interest, costs, fines, penalties and all other amounts beyond the $65.4 million that we have previously accrued for our estimated underpayments to Medicaid and other government pricing programs. Although we have not entered into any agreements or understandings with respect to any settlement, these accruals represent our current best estimate of the aggregate payment we would have to make pursuant to a comprehensive settlement with the Office of Inspector General of the Department of Health and Human Services, the SEC and other federal and state agencies. We cannot assure you that we will be able to reach a settlement, whether on these terms or at all, and the ultimate amount that we will actually have to pay to resolve these matters could be materially more or less than the total amount we have accrued for this purpose. In addition, these agencies and other governmental agencies that might be investigating or might commence an investigation of King could impose, based on a claim of violation of fraud and false claims laws or otherwise, civil and/or criminal sanctions, including fines, penalties and possible exclusion from federal health care programs (including Medicaid and Medicare). Some of these laws may impose liability even in the absence of specific intent to defraud. Except to the limited extent reflected by the accrual for estimated settlement costs, we cannot predict or reasonably estimate the likelihood or magnitude of any such sanctions at this time.

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

      For efficiency purposes, we rely on one centralized distribution facility which is located in Bristol, Tennessee. An interruption in operations at this facility could have a material adverse effect on our business, financial conditions, results of operations and cash flows.

The loss of our key personnel or an inability to attract new personnel could harm our business.

      We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our strategic objectives. We cannot assure you that we will be able to attract and retain key personnel in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support our continued growth and integration. The loss of the services of key personnel could have a material adverse effect on us. We do not maintain key-person life insurance on any of our employees. In addition, we do not have employment agreements with any of our key employees.

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

      We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks will exist for those products in clinical development and with respect to those products that receive regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $80.0 million for aggregate annual claims including a $20.0 million self-insured retention; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are now not able to obtain product liability insurance with respect to our products Prefest®, Menest®, Delestrogen®, Pitocin® and Nordette®, each a women’s healthcare product. With respect to any product liability claims relating to these products, we could be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Product returns were approximately 7.9% of gross sales for the last twelve months ended June 30, 2004. In the event demand for our products declines or if wholesalers decide to carry less inventory, we cannot assure you that actual levels of returns will not increase or significantly exceed the amounts we have anticipated.

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

      From time to time studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which, when published, may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. One example of these types of studies is the Women’s Health Initiative, an ongoing clinical trial conducted by the National Institutes of Health, which released data in July 2002. This data indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone replacement therapy and oral estrogen replacement therapy markets generally, which include our products Prefest®, Menest® and Delestrogen®. In the event of the publication of negative results of studies or clinical trials related to our branded pharmaceutical products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, potential write-offs of the intangible assets associated with the affected products could materially adversely affect our results of operations.

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

•	we will be able to continue to acquire or license commercially attractive pharmaceutical products, companies or technologies;

•	additional competitors will not enter the market; or

•	competition for acquisition of products in development, currently marketed products, companies and technologies will not have a material adverse effect on our business, financial condition and results of operations.

      Product Competition. Additionally, since our currently marketed products are generally established and commonly sold, they are subject to competition from products with similar qualities.

      Our largest product Altace® competes in a very competitive and highly genericized market with other cardiovascular therapies.

      Our product Levoxyl® competes in a competitive and highly genericized market with other levothyroxine sodium products.

      Our product Skelaxin® competes in a highly genericized market with other muscle relaxants.

      Our product Sonata® competes with other insomnia treatments, including in particular Ambien®, a product of Sanofi-Synthelabo Inc. Additionally, other potential competitive insomnia products are in development and could enter the market as early as 2004 and over the next couple of years.

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

      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Levoxyl®, Thrombin-JMI® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Levoxyl®, Skelaxin® and Prefest®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	the development and approval of a diazepam-filled auto-injector, a new inhaler for Intal® using the alternative propellant HFA and an Altace®-chlorthalidone combination product;

•	our continued successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the development of product line extensions;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding potential patent approvals including those patents pending for Levoxyl® and Tigan® 300mg capsules and the protections to be provided by these patents if issued;

•	expectations regarding the outcome of various pending legal proceedings including the Altace®, Levoxyl®, Skelaxin® and Prefest® patent challenges, the SEC and Office of Inspector General investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report;

•	the ongoing implementation of our new information technology system; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

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

      As of June 30, 2004, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

      (a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of June 30, 2004 to ensure that material information relating to us and our consolidated subsidiaries is made known to them by others within these entities, in order to allow timely decisions regarding required disclosure.

      (b) Changes in Internal Control. In connection with the evaluation referred to above, there have been no changes in our internal controls that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The information required by this Item is incorporated by reference to Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of James R. Lattanzi, Chief Financial Officer of King Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc., Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of James R. Lattanzi, Chief Financial Officer of King Pharmaceuticals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      We filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

      (1) On May 6, 2004, a Current Report on Form 8-K furnished under Item 12 a press release announcing our first quarter 2004 financial results.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

Date: August 9, 2004

By:	/s/ BRIAN A. MARKISON

Brian A. Markison
President and Chief Executive Officer

Date: August 9, 2004

By:	/s/ JAMES R. LATTANZI

James R. Lattanzi
Chief Financial Officer