Form 10-Q
period 2004-09-30
KING PHARMACEUTICALS INC
filed 2005-03-21
CIK 1047699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(423) 989-8000

(Registrant’s telephone number, including area code)

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

      Number of shares outstanding of registrant’s common stock as of March 14, 2005: 241,723,694

Explanatory Statement

Restatement of previously issued financial statements

      We have restated our previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to our reserve for product returns.

      After experiencing an unusually high level of product returns during late 2003 and the first three quarters of 2004, we decided to conduct a thorough evaluation of our returns reserve before formally closing the third quarter of 2004. We subsequently delayed the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which we are filing contemporaneously with our Annual Report on Form 10-K for the year ended December 31, 2004.

      In connection with our now-completed review, we have concluded that the recent large returns were primarily the result of our entry into inventory management agreements, which we refer to as “IMAs,” with our largest wholesalers, together with several product-specific developments. However, we have also determined that our methodology for reserving for product returns from the first quarter of 2000 through the second quarter of 2004 contained errors, with the result that estimated product returns were not recorded in the period required under generally accepted accounting principles, which we refer to as “GAAP.” Also in connection with our review, we concluded that certain other immaterial items should have been recognized in earlier periods.

      For a discussion of the restatement see Note 2 to the Condensed Consolidated Financial Statements.

      All amounts referenced in this Quarterly Report for 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004 reflect the relevant amounts on a restated basis. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2002 or 2003, or our Quarterly Reports on Form 10-Q for quarterly periods from January 1, 2002 through June 30, 2004. The previously issued financial statements for the years ended 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004 should no longer be relied upon.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(In thousands)

		December 31,
	September 30,	2003
	2004	(restated)

ASSETS
Current Assets:
Cash and cash equivalents	$248,151	$146,053
Restricted cash	113,685	133,969
Marketable securities	16,217	—
Accounts receivable, net of allowance for doubtful accounts of $11,728 and $11,055	245,982	246,417
Inventories	244,371	260,886
Deferred income taxes	179,911	148,479
Prepaid expenses and other current assets	52,582	30,036
Assets related to discontinued operations	717	4,012

Total current assets	1,101,616	969,852
Property, plant and equipment, net	279,223	257,659
Goodwill	121,355	121,355
Intangible assets, net	1,318,616	1,552,492
Other assets (includes restricted cash of $660 and $30,265)	13,725	76,517
Deferred income taxes	91,116	19,154
Assets related to discontinued operations	25,400	204,501

Total assets	$2,951,051	$3,201,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,345	$81,648
Accrued expenses	644,402	566,704
Income taxes payable	20,270	79,641
Current portion of long-term debt	—	97

Total current liabilities	723,017	728,090
Long-term debt	345,000	345,000
Other liabilities	49,602	123,949

Total liabilities	1,117,619	1,197,039

Commitments and contingencies (Note 11)
Shareholders’ equity	1,833,432	2,004,491

Total liabilities and shareholders’ equity	$2,951,051	$3,201,530

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		2003		2003
	2004	(restated)	2004	(restated)

Revenues:
Net sales	$374,432	$408,538	$903,617	$1,078,929
Royalty revenue	20,252	16,275	58,128	47,875

Total revenues	394,684	424,813	961,745	1,126,804

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairment shown below	97,422	89,990	266,087	261,043

Selling, general and administrative, exclusive of co-promotion fees	97,810	86,832	289,537	203,396
Co-promotion fees	39,301	46,741	82,247	163,922
Medicaid related charge (Note 11)	—	—	65,000	—
Mylan transaction costs (Note 17)	2,787	—	5,913	—

Total selling, general and administrative expense	139,898	133,573	442,697	367,318

Research and development	16,280	8,758	49,780	29,487
Research and development-in process upon acquisition	17,145	—	17,145	193,000

Total research and development	33,425	8,758	66,925	222,487

Depreciation and amortization	38,843	36,926	116,627	75,200
Intangible asset impairment	97,320	—	132,257	110,970
Restructuring charges (Note 14)	4,674	—	10,828	—
Gain on sale of products (Note 8)	(5,245)	(10,312)	(9,524)	(10,312)

Total operating costs and expenses	406,337	258,935	1,025,897	1,026,706

Operating (loss) income	(11,653)	165,878	(64,152)	100,098

Other income (expense):
Interest income	1,124	1,037	3,259	5,730
Interest expense	(3,147)	(3,669)	(9,518)	(10,138)
Valuation benefit (charge) — convertible notes receivable	—	9,338	(2,887)	24,952
Write down of investment	(6,520)	—	(6,520)	—
Other, net	(640)	(36)	(175)	(134)

Total other (expense) income	(9,183)	6,670	(15,841)	20,410

(Loss) income from continuing operations before income taxes	(20,836)	172,548	(79,993)	120,508
Income tax (benefit) expense	(17,197)	63,070	(14,372)	53,884

(Loss) income from continuing operations	(3,639)	109,478	(65,621)	66,624

Discontinued operations (Note 10):
Loss from discontinued operations, including impairment loss	(6,996)	(5,021)	(172,310)	(6,373)
Income tax benefit	(2,621)	(1,908)	(62,915)	(2,389)

Loss from discontinued operations net of tax	(4,375)	(3,113)	(109,395)	(3,984)

Net (loss) income	$(8,014)	$106,365	$(175,016)	$62,640

(Loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.01)	$0.45	$(0.27)	$0.28
Loss from discontinued operations	(0.02)	(0.01)	(0.45)	(0.02)

Net (loss) income	$(0.03)	$0.44	$(0.72)	$0.26

Diluted:
(Loss) income from continuing operations	$(0.01)	$0.45	$(0.27)	$0.28
Loss from discontinued operations	(0.02)	(0.01)	(0.45)	(0.02)

Net (loss) income	$(0.03)	$0.44	$(0.72)	$0.26

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2002 (restated)	240,624,751	$1,201,897	$705,454	$45	$1,907,396
Comprehensive income:
Net income (restated)	—	—	62,640	—	62,640
Net unrealized gain on marketable securities, net of tax of $132	—	—	—	1,341	1,341
Foreign currency translation	—	—	—	144	144

Total comprehensive income					64,125
Stock option activity	512,476	3,575	—	—	3,575

Balance at September 30, 2003 (restated)	241,137,227	$1,205,472	$768,094	$1,530	$1,975,096

Balance at December 31, 2003 (restated)	241,190,852	$1,205,970	$797,408	$1,113	$2,004,491
Comprehensive loss:
Net loss	—	—	(175,016)	—	(175,016)
Net unrealized loss on marketable securities, net of tax of $159	—	—	—	(295)	(295)
Foreign currency translation, net of tax of $42	—	—	—	32	32

Total comprehensive loss					(175,279)
Stock option activity	454,754	4,220	—	—	4,220

Balance at September 30, 2004	241,645,606	$1,210,190	$622,392	$850	$1,833,432

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

		2003
	2004	(restated)

Cash flows from operating activities of continuing operations	$158,293	$366,070

Cash flows from investing activities of continuing operations:
Transfer from (to) restricted cash	344	(48,083)
Purchase of marketable securities	—	(25,903)
Proceeds from sale of marketable securities	—	253,097
Proceeds from loan receivable	—	8,668
Purchases of property, plant and equipment	(41,916)	(33,530)
Purchases of product rights	(1,000)	—
Proceeds from sale of products	27,388	13,310
Proceeds from sale of assets	115	261
Acquisition of primary care business of Elan	(36,000)	(761,745)
Palatin collaboration	(20,000)	—
Investment in Meridian Medical Technologies, Inc., net of cash acquired	—	(238,498)
Purchase of product rights	—	(9,000)

Net cash used in investing activities of continuing operations	(71,069)	(841,423)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	4,220	3,555
Payments on other long-term debt and capital lease obligations	(97)	(124)
Proceeds from revolving credit facility	—	125,000
Payments on revolving credit facility	—	(125,000)
Debt issuance costs	—	(214)

Net cash provided by financing activities of continuing operations	4,123	3,217

Net cash provided by discontinued operations	10,751	2,415

Increase (decrease) in cash and cash equivalents	102,098	(469,721)
Cash and cash equivalents, beginning of period	146,053	588,225

Cash and cash equivalents, end of period	$248,151	$118,504

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004 and 2003
(Unaudited)
(In thousands)

1.	General

      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These consolidated statements should be read in conjunction with the restated audited consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The year-end condensed balance sheet was derived from the restated consolidated financial statements but does not include all disclosures required by GAAP.

      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. See Note 19.

      Certain amounts from prior consolidated financial statements have been reclassified to conform to the presentation in 2004. The consolidated financial statements reflect the Company’s Prefest® and Nordette® product rights, each of which the Company has since divested, as discontinued operations.

2.	Restatement of Previously Issued Financial Statements

      The Company has restated its previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to its reserve for product returns.

      Returns reserve. GAAP requires that the Company reserve for expected product returns when recognizing sales to wholesalers and other customers, who have the right to return products for specified periods. From the first quarter of 2000 through the second quarter of 2002, the Company used the replacement cost method to value its reserve for product returns. Under that method, the Company’s reserve for future product returns was valued at the cost to manufacture replacement product. The Company discontinued use of the replacement cost method effective July 1, 2002, and began valuing its returns reserve at the sales value of returned products. In connection with the recent review of its returns reserve, management has concluded that use of the replacement cost method constituted an error. From the third quarter of 2002 through the second quarter of 2004, the Company accrued for product returns based in part on the Company’s estimate of inventory in the wholesale and retail distribution channels. Management has concluded that this methodology also contained an error, because it did not take into account the shelf life of its products in the wholesale distribution channels. As a result of these conclusions, the Company has adopted revised policies and procedures for establishing reserves for product returns. The revised methodology is described in Note 3.

      Previously disclosed immaterial Medicaid errors. The restatement has not resulted in any change in the amounts of previously reported errors in respect of Medicaid and other governmental pricing programs. The restatement has, however, changed how the immaterial Medicaid errors are reflected in the 2002 financial statements. The Company previously disclosed immaterial Medicaid errors that had arisen during 1998 through 2001 and recorded those amounts in the fourth quarter of 2002. As described below, as part of the restatement, all immaterial errors, including those Medicaid errors, which arose prior to 2002 and that were previously recorded as charges in 2002 have been removed as charges from the 2002 income statement. The

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

aggregate amount of those immaterial errors is instead recorded as part of the adjustment to the opening balance (January 1, 2002) of retained earnings in the restated 2002 financial statements.

      Other immaterial items. In the course of its returns review, the Company determined that in some instances its estimates of inventory in the distribution channel did not properly reflect relevant data in its possession, and that it thereby inadvertently under-accrued for estimated future chargeback amounts. Chargebacks are credits issued to wholesalers (who purchase at published wholesale prices) when they resell the Company’s products to a customer entitled to a discount pursuant to the customer’s agreement with King. The wholesaler allows its customer to purchase at the discounted price, and then the wholesaler recovers the amount of the discount from King via a chargeback.

      Following the Company’s determination that it would restate its financial statements for 2002, 2003 and the first two quarters of 2004, the Company also determined that it would correct for other known miscellaneous immaterial errors made in the application of GAAP that arose during those periods. The Company’s restated financial statements reflect each of these items in the period in which it actually arose.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restated Income Statement Amounts

      The table below sets forth the effect of the adjustments for the three months ended September 30, 2003:

		Returns	Other
	As Originally	Reserve	Immaterial	As
	Reported	Errors	Items	Restated

Revenues:
Net sales	$406,862	$4,389	$(2,713)	$408,538
Royalty revenue	16,275	0	0	16,275

Total revenues	423,137	4,389	(2,713)	424,813

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	89,845	143	2	89,990
Selling, general and administrative, exclusive of co-promotion fees	87,082	0	(250)	86,832
Co-promotion fees	46,109	239	393	46,741

Total selling, general and administrative expense	133,191	239	143	133,573

Research and development	8,758	0	0	8,758
Depreciation and amortization	36,926	0	0	36,926
(Gain) loss on sale of products	(10,312)	0	0	(10,312)

Total operating costs and expenses	258,408	382	145	258,935

Operating income (loss)	164,729	4,007	(2,858)	165,878

Total other (expense) income	6,670	0	0	6,670

Income (loss) from continuing operations before income taxes	171,399	4,007	(2,858)	172,548
Income tax expense (benefit)	62,630	1,534	(1,094)	63,070

Income (loss) from continuing operations	108,769	2,473	(1,764)	109,478

Discontinued operations:
Income (loss) from discontinued operations, including expected loss on disposal	(4,323)	(717)	19	(5,021)
Income tax expense (benefit)	(1,641)	(274)	7	(1,908)

Total income (loss) from discontinued operations	(2,682)	(443)	12	(3,113)

Net income (loss)	$106,087	$2,030	$(1,752)	$106,365

Basic income (loss) per common share	$0.44	$0.01	$(0.01)	$0.44

Diluted income (loss) per common share	$0.44	$0.01	$(0.01)	$0.44

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the effect of the adjustments for the nine months ended September 30, 2003:

	As	Returns	Other
	Originally	Reserve	Immaterial
	Reported	Errors	Items	As Restated

Revenues:
Net sales	$1,080,698	$(940)	$(829)	$1,078,929
Royalty revenue	47,875	0	0	47,875

Total revenues	1,128,573	(940)	(829)	1,126,804

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	260,930	89	24	261,043

Selling, general and administrative, exclusive of co-promotion fees	204,146	0	(750)	203,396
Co-promotion fees	163,050	154	718	163,922

Total selling, general and administrative expense	367,196	154	(32)	367,318

Research and development	29,487	0	0	29,487
Research and development-in process upon acquisition	193,000	0	0	193,000

Total research and development	222,487	0	0	222,487

Depreciation and amortization	75,200	0	0	75,200
Intangible asset impairment	110,970	0	0	110,970
(Gain) loss on sale of products	(10,312)	0	0	(10,312)

Total operating costs and expenses	1,026,471	243	(8)	1,026,706

Operating income (loss)	102,102	(1,183)	(821)	100,098

Total other (expense) income	20,410	0	0	20,410

Income (loss) from continuing operations before income taxes	122,512	(1,183)	(821)	120,508
Income tax expense (benefit)	54,653	(454)	(315)	53,884

Income (loss) from continuing operations	67,859	(729)	(506)	66,624

Discontinued operations:
Income (loss) from discontinued operations, including expected loss on disposal	(6,367)	(1,091)	1,085	(6,373)
Income tax expense (benefit)	(2,387)	(417)	415	(2,389)

Total income (loss) from discontinued operations	(3,980)	(674)	670	(3,984)

Net income (loss)	$63,879	$(1,403)	$164	$62,640

Basic income (loss) per common share	$0.27	$(0.01)	$0.00	$0.26

Diluted income (loss) per common share	$0.26	$0.00	$0.00	$0.26

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restated Balance Sheet Amounts

      The table below sets forth the effect of the adjustments on the balance sheet as of December 31, 2003:

	As	Returns	Other
	Originally	Reserve	Immaterial
	Reported	Errors	Items	As Restated

Assets
Current Assets:
Cash and cash equivalents	$146,053			$146,053
Restricted Cash	133,969			133,969
Accounts Receivable, net	246,417			246,417
Inventories	260,886			260,886
Deferred income tax assets	124,930	$19,864	$3,685	148,479
Prepaid expenses and other current assets	30,036			30,036
Assets related to discontinued operations	4,012			4,012

Total current assets	946,303	19,864	3,685	969,852
Property, plant and equipment, net	257,659			257,659
Goodwill	121,355			121,355
Intangible assets, net	1,552,492			1,552,492
Other assets	76,117		400	76,517
Deferred income tax assets	19,307		(153)	19,154
Assets related to discontinued operations	204,501			204,501

Total assets	$3,177,734	$19,864	$3,932	$3,201,530

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts Payable	$83,078		$(1,430)	$81,648
Accrued expenses	506,033	$51,864	8,807	566,704
Income taxes payable	79,641			79,641
Current portion of long term debt	97			97

Total current liabilities	668,849	51,864	7,377	728,090
Long-term debt	345,000			345,000
Other liabilities	121,705		2,244	123,949

Total liabilities	1,135,554	51,864	9,621	1,197,039

Shareholders’ equity:
Preferred stock	—			—
Common stock	1,205,970			1,205,970
Retained earnings	835,097	(32,000)	(5,689)	797,408
Accumulated other comprehensive income	1,113			1,113

Total shareholders’ equity	2,042,180	(32,000)	(5,689)	2,004,491

Total liabilities and shareholders’ equity	$3,177,734	$19,864	$3,932	$3,201,530

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Summary of Significant Accounting Policies

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      Significant estimates for which it is reasonably possible that a material change in estimate could occur in the near term include forecasted future cash flows used in testing for impairments of intangible and tangible assets and loss accruals for excess inventory and fixed purchase commitments under the Company’s supply contracts. Forecasted future cash flows in particular require considerable judgment and are subject to inherent imprecision. In the case of impairment testing, changes in estimates of future cash flows could result in an immediate material impairment charge and, whether or not they result in an impairment charge, could result prospectively in a reduction in the estimated remaining useful life of tangible or intangible assets, which could be material to the financial statements.

      Other significant estimates include accruals for Medicaid and other rebates, returns and chargebacks, allowances for doubtful accounts and estimates used in applying the revenue recognition policy and accounting for the co-promotion agreement with Wyeth.

      The Company is subject to risks and uncertainties that may cause actual results to differ from the related estimates, and the Company’s estimates may change from time to time in response to actual developments and new information.

Accounting Policy for Accruals for Rebates, Returns, and Chargebacks.

      The Company establishes accruals for returns, chargebacks and commercial and Medicaid rebates in the same period it recognizes the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, the Company records a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from the Company’s estimates.

      The Company’s product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return, which in turn is based in part on estimates of the remaining shelf life of its products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its Medicaid rebate and commercial contractual rebate accruals based on estimates of usage by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and the terms of its contractual and regulatory rebate obligations. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates.

      The Company’s accruals for returns, chargebacks and rebates are adjusted as appropriate for specific known developments that may result in a change in its product returns or its rebate and chargeback obligations. In the case of product returns, the Company monitors demand levels for its products and the effects of the introduction of competing products and other factors on this demand. When the Company identifies decreases in demand for products or experience higher than historical rates of returns caused by unexpected discrete events, it further analyzes these products for potential additional supplemental reserves.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Stock Compensation

      The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, since options were granted at fair value, no compensation cost is recognized for stock options granted to date. If compensation cost for these plans for options granted was recognized, consistent with SFAS No. 123, the Company’s net income (loss) and diluted income (loss) per common share would include adjustments for the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		2003		2003
	2004	(restated)	2004	(restated)

Net income (loss):
As reported	$(8,014)	$106,365	$(175,016)	$62,640
Compensation costs for options granted	(1,719)	(353)	(5,287)	(445)

Pro forma	$(9,733)	$106,012	$(180,303)	$62,195

Basic income (loss) per common share:
As reported	$(0.03)	$0.44	$(0.72)	$0.26

Pro forma	$(0.04)	$0.44	$(0.75)	$0.26

Diluted income (loss) per common share:
As reported	$(0.03)	$0.44	$(0.72)	$0.26

Pro forma	$(0.04)	$0.44	$(0.75)	$0.26

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

5.	Earnings Per Share

      The basic and diluted income (loss) per common share was determined using the following share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		2003		2003
	2004	(restated)	2004	(restated)

Basic income (loss) per common share:
Weighted average common shares	241,551	241,066	241,411	240,932

Diluted income (loss) per common share:
Weighted average common shares	241,551	241,066	241,411	240,932
Effect of stock options	—	517	—	567
Convertible debentures	—	—	—	—

Weighted average common shares	241,551	241,583	241,411	241,499

      For the nine months ended September 30, 2004, options to purchase 445 shares of common stock, were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive and would have reduced the loss per share. The Company’s convertible debentures could also be converted into 6,878 shares of common stock in the future, subject to certain contingencies outlined in the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indenture. Because these contingencies were anti-dilutive, the convertible debentures were not included in the calculation of diluted loss per common share.

6.	Inventories

      Inventories consist of the following:

	September 30,	December 31,
	2004	2003

Raw materials	$147,716	$139,675
Work-in-process	21,450	11,508
Finished goods (including $16,384 and $18,252 of sample inventory in 2004 and 2003, respectively)	118,828	140,308

	287,994	291,491
Inventory valuation allowance	(43,623)	(30,605)

	$244,371	$260,886

7.	Property, Plant and Equipment

      In June 2004, the U.S. Food and Drug Administration (“FDA”) approved supplemental New Drug Applications (“sNDA”) which provide that Unithroid® (levothyroxine sodium tablets, USP) and Levo-T® (levothyroxine sodium tablets, USP) are bioequivalent and therapeutically equivalent (“AB-Rated”) to Levoxyl® (levothyroxine sodium tablets, USP). Similarly, in July 2004, the FDA approved a supplemental Abbreviated New Drug Application (“sANDA”) which provides that a previously approved generic for Unithroid® is AB-Rated to Levoxyl®. Accordingly, some prescriptions written for Levoxyl® are being filled with AB-Rated product instead of Levoxyl®. As a result, sales of Levoxyl® are likely to be materially adversely affected in future periods. The Company does not have any intangible assets recorded on its balance sheet related to Levoxyl®. However, the St. Petersburg, Florida facility manufactures Levoxyl® exclusively. At September 30, 2004, the net carrying value of the property, plant and equipment at the St. Petersburg facility was $14,486. Management currently believes that these assets are not impaired based on estimated undiscounted future cash flows.

      The Company’s Rochester, Michigan facility manufactures products for the Company and various third parties. As of September 30, 2004, the net carrying value of the property, plant and equipment at the Rochester facility was $87,629. Overall production volume at this facility has been declining. The Company currently has plans to transfer to this facility the manufacture of certain products that are currently manufactured for the Company at other facilities or by third parties. As an example, prior to May 2004, the Company relied solely on third parties to manufacture Brevital®. Since May 2004, the Rochester facility is qualified in accordance with FDA guidance as a manufacturing, testing and packaging site for Brevital® and the Company is currently distributing Brevital® that is produced at this site. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if the Company is not successful in transferring additional production to Rochester, the Company may have to write off a portion of the property, plant, and equipment associated with this facility.

8.	Acquisitions and Dispositions

      On August 12, 2004, the Company entered into a collaborative agreement with Palatin Technologies, Inc. (“Palatin”) to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction for $20,000 plus acquisition costs of $498.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of the agreement, Palatin has granted King a co-exclusive license with Palatin to PT-141 in North America and an exclusive right to collaborate in the licensing or sublicensing of PT-141 with Palatin outside North America. At the time of closing King received approximately 1,176 shares of Palatin common stock and approximately 235 warrants for the right to purchase Palatin common stock. Of the total purchase price, $3,093 was allocated to the common stock, $260 was allocated to the warrants, and the remaining $17,145 was allocated to in-process research and development. In addition to the initial purchase price, King may pay potential milestone payments to Palatin of up to $100,000 for achieving certain development and regulatory approval targets. A portion of these milestone payments could consist of additional equity investments in Palatin. After regulatory approval and commercialization of PT-141, King may also pay potential milestone payments to Palatin of up to $130,000 upon achieving specified annual North American net sales thresholds. King and Palatin will share all collaboration development and marketing costs associated with and collaboration net profits derived from PT-141 based upon an agreed percentage.

      On July 19, 2004, the Company and Novavax, Inc. (“Novavax”) mutually agreed to end their co-promotion and license agreements regarding EstrasorbTM. As part of this transaction, Novavax reacquired all rights to EstrasorbTM as well as all rights to other women’s health products that Novavax may successfully develop utilizing its micellar nanoparticle technology. Additionally, Novavax repurchased all of its convertible notes held by King, acquired a portion of King’s women’s health field sales force, and received approximately $8,000 from the Company to provide support for marketing and promotion. In return, Novavax paid King $22,000 and issued approximately 3,776 shares of Novavax common stock to King. This transaction resulted in a net gain in the amount of $4,021 during the third quarter of 2004. As a result of this transaction, King now owns approximately 4,101 shares of common stock of Novavax that the Company will account for as available for sale securities. Such shares are currently restricted and are required to be held by the Company until July 2005. As of September 30, 2004, the Company determined the decline in fair value of the Company’s equity interest in Novavax required it to record an other than temporary decline in value of $6,520, which is reflected in other income (expense) in the accompanying financial statements.

      On June 30, 2004, the Company sold the Anusol-HC® and Proctocort® product lines to Salix Pharmaceuticals, Inc. (“Salix”) for $13,000. In addition, the Company sold inventory of Anusol-HC® and Proctocort® to Salix for $337. The assets sold included related product assets, intangible property, advertising and promotional materials, and labeling and packaging materials. As part of the transaction, the Company will contract manufacture the Anusol-HC® and Proctocort® product lines for two years. The Company recorded a $4,715 gain on the sale of the Anusol-HC® and Proctocort® product lines, which is included as a reduction in total operating costs and expenses in the accompanying financial statements.

      On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force. Additionally, on January 8, 2003, the Company completed its acquisition of Meridian Medical Technologies, Inc. (“Meridian”). The following unaudited pro forma summary presents the financial information as if the acquisitions of Meridian and the primary care business of Elan had occurred on January 1, 2003 for the three and nine months ended September 30, 2003 (including the effects of charges for in-process research and development). These pro forma results have been prepared for comparative

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purposes and do not purport to indicate what would have occurred had the acquisitions been made on January 1, 2003, nor do they purport to indicate future results.

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2003

Total revenues from continuing operations	$424,813	$1,243,569

Net income	$106,365	$72,144

Basic income per common share	$0.44	$0.30

Diluted income per common share	$0.44	$0.30

9.	Intangible Assets and Goodwill

      The following table reflects the components of intangible assets as of September 30, 2004:

	Gross		Net
	Carrying	Accumulated	Intangible
	Amount	Amortization	Assets

Trademarks and product rights	$1,383,908	$210,333	$1,173,575
Patents	258,881	115,267	143,614
Other intangibles	9,819	8,392	1,427

Total intangible assets	$1,652,608	$333,992	$1,318,616

      Amortization expense for the three months ended September 30, 2004 and 2003 was $31,834 and $33,781, respectively. Estimated annual amortization expense as of September 30, 2004 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31:	Amount

2004	$134,600
2005	108,704
2006	91,325
2007	89,892
2008	84,385

      During the third quarter of 2004, the Company recorded intangible asset impairment charges totaling $97,320 primarily due to the Company’s material change in estimate of future cash flows from the development of a modified-release formulation of Sonata® and a decline in demand for products associated with the Company’s Rochester, Michigan facility, each of which is more fully discussed below.

      Pursuant to an agreement between the Company and Elan, Elan commenced a Phase II clinical trial program for the purpose of developing a modified release formulation of Sonata® (“Sonata® MR”) in March 2004. However, the Phase II clinical trial results received during the third quarter of 2004 showed that the Sonata® MR formulations that Elan developed did not meet contractually required specifications. After several months of review, subsequent to September 30, 2004, the Company concluded that it was not possible for Elan to develop a Sonata® MR formulation meeting the contractually required specifications. Accordingly, the Company decided to discontinue the Sonata® MR clinical program and intends to terminate the agreement with Elan. Although the Company believes it is entitled to terminate the agreement, it can provide no assurance that it will effectively terminate the agreement and, if it does, under what terms. The agreement currently requires the Company to pay up to an additional $60,000 if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15,000 as a milestone payment if

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

annual net sales of a reformulated version of Sonata® exceed $100,000, plus costs associated with the development of a reformulated version of Sonata®. During the third quarter of 2004, the Company recorded an intangible asset impairment charge of $64,717, related to Sonata® MR based on the fair value of the expected cash flows related to the intangible asset as of September 30, 2004. The Sonata® MR intangible is part of the branded pharmaceutical segment.

      The Rochester, Michigan facility manufactures several products for the Company, including Aplisol® and Coly-Mycin®. The products that are manufactured at this facility are considered one asset group and evaluated for impairment together. The Company reviewed the Rochester intangible assets for impairment under SFAS No. 144. Based on that review, the Company determined that the Rochester intangible assets were impaired and recorded an impairment charge of $17,492 during the third quarter of 2004. The Rochester intangible assets are part of the branded pharmaceutical segment.

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

      Demand for some of the Company’s non-key products, including but not limited to Intal®, Tilade® and Corzide®, declined over the past year at a rate which triggered a review of the intangible assets associated with these products. The net intangible assets associated with these products totals approximately $161,028. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

      Goodwill at December 31, 2003 and September 30, 2004 includes the following by segment:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,613	$121,355

      During the first quarter of 2004, the Company paid a $25,000 milestone payment to Elan relating to the continued exclusivity of Skelaxin® and an $11,000 milestone payment to Elan in connection with the development of new formulations of Sonata®. During the first and second quarters of 2004, a portion of the milestone payments, $13,537, was reflected as an increase to goodwill to the extent it was not accrued by the Company at the time of purchase. The Company does not currently believe that the total contingent payments for this acquisition will exceed the estimated fair value at the time of acquisition, and that no goodwill has been created. Accordingly, as of September 30, 2004, the Company has recorded the full milestone payments made as a reduction to the contingent liability established at the time of the acquisition.

10.	Discontinued Operations

      Ongoing research, referred to as the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it created negatively affected the entire combination hormone therapy

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the oral estrogen therapy markets including certain of the Company’s products. Prescriptions for some of the Company’s other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. During the first quarter of 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products. On November 22, 2004 the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000.

      The Prefest® and Nordette® product rights, which the Company divested on November 22, 2004 and December 23, 2004, respectively, have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Prefest® and Nordette® formerly were included in the Company’s branded pharmaceuticals segment. During the first quarter of 2004 and the third quarter of 2004, the Company wrote down intangible assets by the amount of $169,591 and $5,735, respectively, to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less costs to sell. During the first quarter of 2004, the Company determined the fair value of these intangible assets based on management’s discounted cash flow projections for the products less expected selling costs. During the third quarter of 2004, the Company determined the fair value of these assets based on the offer for the purchase of these products, less expected selling costs.

      The major classes of assets associated with discontinued operations in the accompanying financial statements are as follows:

	September 30,	December 31,
	2004	2003

Inventories	$717	$4,012
Intangible assets, net	25,400	204,501

Total assets	$26,117	$208,513

      Summarized financial information for the discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		2003		2003
	2004	(restated)	2004	(restated)

Total revenues	$(689)	$343	$13,250	$10,134
Operating loss, including expected loss on disposal	(6,996)	(5,021)	(172,310)	(6,373)
Net loss	(4,375)	(3,113)	(109,395)	(3,984)

11.	Contingencies

Fen/ Phen Litigation

      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in no more than 6 lawsuits that claim damages for personal injury arising from the Company’s production of the anorexigenic drug phentermine under contract for GlaxoSmithKline.

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

      In addition, King Research and Development, Inc. (“King R&D”), successor to Jones Pharma Incorporated (“Jones”) and a wholly owned subsidiary of the Company, is a defendant in approximately 381 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits King R&D is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

      King R&D denies any liability incident to the distribution of Obenix® or Jones’ generic phentermine product and intends to pursue all defenses available to it. King R&D has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending King R&D in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event that King R&D’s insurance coverage is inadequate to satisfy any resulting liability, King R&D will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

      While the Company cannot predict the outcome of these suits, management believes that the claims against King R&D are without merit and intends to vigorously pursue all defenses available. The Company is unable to disclose an aggregate dollar amount of damages claimed because many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against King R&D. Additionally, the Company cannot reasonably estimate potential losses related to the lawsuits.

Thimerosal/ Vaccine Related Litigation

      King and Parkedale Pharmaceuticals, Inc. (“Parkedale”), a wholly owned subsidiary of King, have been named as defendants in California, Illinois and Mississippi, along with other pharmaceutical companies that have manufactured or sold products containing the mercury-based preservative, thimerosal.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

due, among other things, to lack of product identity in the plaintiffs’ complaints. In 2001, the Company was dismissed on this basis in a similar case. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

Hormone Replacement Therapy Litigation

      King has been named as a defendant in four lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Pennsylvania, Ohio and Mississippi. The plaintiffs allege that the Company and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen, thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

Governmental Investigations and Securities and ERISA Litigation

      As previously reported, in March 2003 the SEC initiated a formal investigation of King relating to, among other topics, sales of its products to VitaRx and Prison Health Services, its “best price” lists, the pricing of its pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., its calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, the Company received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to its sales, marketing and other business practices for Altace®, Aplisol®, and Levoxyl®. More recently, the Company has reviewed with the staff of the SEC the circumstances giving rise to the restatement of previously issued financial statements as discussed in Note 2.

      In connection with the Company’s determination that it underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, the Company has continued to engage in discussions with representatives of the SEC, the United States Attorney for the Eastern District of Pennsylvania, the Department of Justice, the National Association of Medicaid Fraud Control Units, the Office of Inspector General of the Department of Health and Human Services, the Department of Veterans Affairs, the Centers for Medicare & Medicaid Services, and the Public Health Service. The Company’s objective in these discussions has been to achieve a comprehensive settlement relating to all the matters being investigated by or discussed with all the governmental authorities.

      The Company has not yet reached any agreements or understandings with respect to the terms of such a settlement, and may not ever be able to reach such an agreement. However, based on the status of the discussions to date, the Company now believes that it is reasonably likely that it will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	The Company has previously accrued $130,400 in respect of its estimated underpayments to Medicaid and other government pricing programs and estimated settlement costs with all relevant governmental parties. This amount includes $65,400 accrued for estimated underpayments to Medicaid and other government pricing programs, and an additional $65,000 for estimated settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other additional amounts. The Company’s current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	With respect to the matters being investigated by or discussed with the staff of the SEC, the Company currently anticipates that it would settle, without admitting or denying, one or more charges that the Company had failed to maintain adequate books and records and internal controls. The Company anticipates that the action to be settled could also include one or more charges that its public filings contained material misstatements or omissions relating to its financial results for some or all of the periods for which results have been restated as discussed under Note 2. The Company does not anticipate being required to restate any results for periods prior to 2002.

•	The Company expects that it will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require the Company to submit to audits relating to its Medicaid rebate calculations over a five-year period. The Company does not expect that the resolution of the pending investigations will result in any prohibitions on the Company’s sales to Medicaid or any related state or Federal program, nor does the Company expect any other material restriction on its ability to conduct its business, although the Company will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	The Company does not expect that any criminal charges will be asserted against it or against any present or former director, officer or employee in connection with the matters being investigated.

      The Company’s ability to achieve a settlement on these or other terms is subject to substantial uncertainties. The Company’s discussions to date have been conducted with the staffs of various agencies and other governmental authorities. The Company does not yet have any agreements or understandings with any of them. Even if the Company were to reach such an agreement or understanding with staff personnel, it would be subject to the approval of numerous more senior representatives of the governmental parties, including the members of the U.S. Securities and Exchange Commission, the United States Attorney for the Eastern District of Pennsylvania, senior officials in the Departments of Justice, Health and Human Services and Veterans Affairs, and senior officials in most or all of the States. The Company expects that its agreements with the various governmental parties would also require that those governmental parties reach numerous agreements among themselves, and that the consummation of the Company’s agreement with each governmental party would be dependent on consummation of the Company’s agreements with other governmental parties. The Company also expects that some aspects of a comprehensive settlement would require court approval.

      In light of these uncertainties, the Company stresses that it may not be able to reach a settlement with the governmental parties, whether on the terms described above or at all. As a result, the ultimate amount that the Company will actually have to pay to resolve these matters could be materially more than the amount accrued to date, and the terms could otherwise be materially less favorable than those described above. Because of these uncertainties and the complexity of completing a comprehensive resolution, the Company is not yet able to estimate with reasonable confidence the amount of time that will be required to enter into and consummate comprehensive settlement agreements.

      The possible settlement described above would not apply to the related pending class actions and derivative suits, or any other claims by private plaintiffs. While the Company denies any liability, it is unable to predict the outcome of the class actions and derivative suits or reasonably estimate the range of loss, if any.

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of the Company’s securities filed two class action complaints alleging violations of the Securities Act

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 1933 in Tennessee state court. The Company removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. Plaintiffs in these actions unsuccessfully moved to remand these two cases back to Tennessee state court. These two actions therefore remain part of the consolidated action. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that King, through some of its executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning its business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of King’s November 2001 public offering as defendants. The Company and other defendants filed motions to dismiss the consolidated amended complaint.

      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, the Company and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery and other proceedings in the case are continuing, and no trial date has been set.

      Seven purported shareholder derivative complaints have also been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of the Company’s officers and directors. On October 26, 2004, all of the defendants named in this action filed an answer to the amended consolidated derivative and class action complaint. Discovery in this action has commenced. No trial date has been set.

      Another purported class action complaint was filed on August 16, 2004 in Tennessee state court against the Company and the members of the Company’s board of directors. This new case largely asserts substantially the same claims and seeks the same relief as the class action claim that was recently added to the state derivative action described above. Defendants in that action filed a motion to dismiss on November 30, 2004; that motion is pending and no hearing date has been set.

      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). As amended, the complaint alleges that the Company and certain of its executive officers, former executive officers, directors, former directors and an employee of the Company violated fiduciary duties that they allegedly owed the Company’s 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action are similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005.

      The Company intends to defend all of these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

      If any governmental sanctions are imposed in excess of those described above, or if the Company were not to prevail in the pending litigation, neither of which the Company can predict or reasonably estimate at this time, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations, resolving the amounts owed to governmental agencies in connection with the underpayments and defending King in the pending litigation has resulted, and

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

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

      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the ’258 patent) and 5,061,722 (the ’722 patent), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the ’856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and the Company filed suit in the District Court for the District of Massachusetts on March 14, 2003 to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Should the court find in favor of a Cobalt summary judgment motion on the validity of the ’722 patent, however, the Company would not receive the full benefit of that 30 month stay. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. The Company intends to vigorously enforce its rights under the ’722 and ’856 patents.

      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ’128 patent) and 6,683,102 (the ’102 patent), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 and ’102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. The Company filed a patent infringement suit against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hatch-Waxman Act, the filing of the suit against CorePharma provides the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002, and November 3, 2004, respectively. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.

      On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. The Company filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent, and prohibit the removal of information corresponding to the use listed in the Orange Book. King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated the Company’s Citizen Petition.

      On March 12, 2004, the FDA sent a letter to the Company explaining that King’s proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. The Company, CorePharma and Mutual have filed responses and supplements to the pending Citizen Petition.

      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. At September 30, 2004, the Company had net intangible assets related to Skelaxin® of $216,679.

      Mylan and KV Pharmaceutical Company (“KV”) each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. United States Patent No. 6,555,581 (the ’581 patent), a utility patent with formulation claims relating to Levoxyl®, was issued to the Company on April 29, 2003. The ’581 patent is listed in the FDA’s Orange Book and does not expire until February 15, 2022. No earlier than April 30, 2003, the Company received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. The Company filed suit against Mylan on June 13, 2003 in the Eastern District of Pennsylvania and on June 16, 2003 in the Northern District of West Virginia; these suits have been consolidated in the Northern District of West Virginia and trial is currently scheduled in June 2005. Pursuant to the Hatch-Waxman Act, the filing of the suits against Mylan provides the Company with an automatic stay of FDA approval of Mylan’s ANDA for 30 months from no earlier than April 30, 2003. On June 24, 2003, the Company received notice of KV’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’581 patent. On July 14, 2004, the FDA approved a sNDA filed by Mylan under 21 U.S.C. § 355(j), seeking to market Mylan’s currently approved levothyroxine sodium tablets as AB-Rated to Levoxyl®. The Company filed suit against KV on August 7, 2003. However, in view of the FDA’s decision to designate other levothyroxine sodium products as AB-Rated to Levoxyl® and in further view of the Company’s acquisition by Mylan that was pending at that time, the KV suit was dismissed on September 8, 2004 pursuant to our application for dismissal, and the Mylan suit has been suspended.

      Barr Laboratories Inc. (“Barr”) filed an ANDA, which included a Paragraph IV certification, with the FDA seeking permission to market a generic version of Prefest®. United States Patent No. 5,108,995 (the ’995 patent), a utility patent with method of treatment claims relating to Prefest®, was issued on April 28,

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1992 and United States Patent No. 5,382,573 (the ’573 patent), a utility patent with pharmaceutical preparation claims relating to Prefest®, was issued on January 17, 1995. The ’995 patent and the ’573 patent are both listed in the FDA’s Orange Book. The ’995 patent does not expire until April 28, 2009, and the ’573 patent does not expire until January 17, 2012. On October 15, 2003, the Company received notice of Barr’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’995 patent and the ’573 patent. On November 26, 2003, the Company filed a complaint against Barr in the Southern District of New York for infringement of the ’995 and ’573 patents. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Barr’s ANDA for 30 months from no earlier than October 15, 2003.

      On June 8, 2004, the U.S. Patent and Trademark Office issued United States Patent No. 6,747,019 (the ’019 patent). The ’019 patent relates to pharmaceutical preparations, pharmaceutical packages and methods of treating a female in need of hormone replacement therapy by administering a specific dose combination of estrogen and progestin. The Company has certified that the ’019 patent covers the Prefest® product and, therefore the patent has been listed in the Orange Book. On June 30, 2004, the Company received a Notice Letter from Barr concerning its amended Paragraph IV Certification to its ANDA for Prefest®. The Notice Letter outlines Barr’s assertions of invalidity and noninfringement of the ’019 patent. On July 9, 2004, the Company filed a complaint in the Southern District of New York for infringement of the ’019 patent. On November 22, 2004, the Company sold all of its right in Prefest® for approximately $15,000. As a result of this transaction, the lawsuit was dismissed on January 11, 2005.

      In August 2004, King and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly owned subsidiary of King, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in federal court in the state of New York. NYC claims that the defendants fraudulently inflated their Average Wholesale Prices (“AWP”) and fraudulently failed to accurately report their “Best Prices” and their Average Manufacturer’s Prices (“AMP”) and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits, and treble and punitive damages.

      In August 2004, a defendant in the NYC action sought to have the action transferred to the United States District Court for the District of Massachusetts and combined with existing multi-district litigation, entitled “In re Average Wholesale Pricing Litigation,” being heard by that court. A conditional transfer order was issued during September 2004 indicating that the action is subject to transfer for pretrial proceedings to the United States District Court for the District of Massachusetts. The Company intends to defend this lawsuit vigorously but is unable currently to predict the outcome or reasonably estimate the range of loss, if any.

      The Company also has been named as a defendant along with other pharmaceutical manufacturers in four other lawsuits containing allegations of fraudulently inflating AWP. These lawsuits have been filed in federal courts in New York and Massachusetts, and in state courts in New York and Alabama, all of which the Company will seek to have transferred to the United States District Court for the District of Massachusetts and combined with the existing multi-district litigation.

      The Company is involved in various routine legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these routine legal proceedings will have a material adverse effect on its financial position, results of operations and cash flows.

12.	Income Taxes

      The effective tax rate varies from the statutory rate for the nine months ended September 30, 2004 due primarily to the nondeductibility of certain estimated Medicaid settlement charges (Note 11). The effective

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax rate varies from the statutory rate for the three months ended September 30, 2004 due to a change in estimate in the effective rate for the year ending December 31, 2004. Such change was due to changes in estimated pre tax income for the year and higher estimates of charitable donations for the year.

13.	Segment Information

      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and other. Branded pharmaceuticals include a variety of branded prescription products over seven therapeutic areas: cardiovascular, endocrinology/women’s health, neuroscience, critical care, anti-infective, respiratory, and other. Such branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. The Meridian Medical Technologies segment was added as a new segment during 2003 as a result of the acquisition of Meridian on January 8, 2003. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line marketed by Dey, L.P., which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments. Contract manufacturing and other primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		2003		2003
	2004	(restated)	2004	(restated)

Total revenues:
Branded pharmaceuticals	$334,839	$364,501	$788,912	$960,988
Meridian Medical Technologies	33,934	38,379	96,115	98,317
Royalties	20,252	16,275	58,128	47,875
Contract manufacturing and other	212,319	58,425	497,750	215,595
Eliminations	(206,660)	(52,767)	(479,160)	(195,971)

Consolidated total net revenues	$394,684	$424,813	$961,745	$1,126,804

Segment profit (loss):
Branded pharmaceuticals	$261,293	$299,033	$598,911	$777,002
Meridian Medical Technologies	18,028	22,272	51,482	45,544
Royalties	17,602	13,788	49,757	39,919
Contract manufacturing and other	339	(270)	(4,492)	3,267
Other operating costs and expense	(308,915)	(168,945)	(759,810)	(765,634)
Other (expense) income	(9,183)	6,670	(15,841)	20,410

(Loss) income from continuing operations before income taxes	$(20,836)	$172,548	$(79,993)	$120,508

      The three and nine months ended September 30, 2003 segment profit amounts reflect reclassifications of $1,067 and $10,184, respectively, decreasing the branded pharmaceuticals segment profit and decreasing the contract manufacturing and other segment loss, from amounts previously reported as a result of the reclassification of certain expenses.

		As of
	As of	December 31,
	September 30,	2003
	2004	(restated)

Total assets:
Branded pharmaceuticals	$2,894,758	$3,174,823
Meridian Medical Technologies	266,556	250,953
Royalties	27,552	20,032
Contract manufacturing and other	97,465	91,002
Eliminations	(335,280)	(335,280)

Consolidated total assets	$2,951,051	$3,201,530

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

		2003		2003
	2004	(restated)	2004	(restated)

Total revenues:
Cardiovascular	$128,579	$137,060	$269,233	$449,750
Anti-infective	17,024	11,270	38,528	71,689
Critical care	54,879	42,328	134,227	113,676
Endocrinology/women’s health	37,041	48,967	113,202	132,348
Respiratory	3,652	9,325	13,747	24,095
Neuroscience	25,632	20,374	49,329	36,285
Other branded	68,032	95,177	170,646	133,145

Consolidated branded pharmaceutical revenues	$334,839	$364,501	$788,912	$960,988

14.	Restructuring

      During the second and third quarters of 2004 the Company incurred restructuring charges as a result of separation agreements with several executives, the relocation of the Company’s sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey, the termination of the women’s health sales force, and the decision to end principal operations of a small subsidiary of Meridian Medical Technologies located in Northern Ireland. A summary of the types of costs accrued and incurred are summarized below:

	Accrued	Accrued			Accrued				Accrued
	Balance at	Balance at	Income		Balance at	Income			Balance at
	December 31,	March 31,	Statement		June 30,	Statement			September 30,
	2003	2004	Impact	Payments	2004	Impact	Payments	Non-Cash	2004

Employee separation payments	$—	$—	$5,772	$(2,373)	$3,399	$1,697	$(4,468)	$—	$628
Employee relocation	—	—	476	(136)	340	1,334	(1,507)	—	167
Previously accrued amounts	1,019	1,019	(95)	—	924	—	—	—	924
Write-down of assets	—	—	—	—	—	1,643	—	(1,643)	—

	$1,019	$1,019	$6,153	$(2,509)	$4,663	$4,674	$(5,975)	$(1,643)	$1,719

      It is anticipated that the relocation of key sales and marketing employees to New Jersey will be completed within the next year and will require additional costs, which in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” have not yet been accrued. All of the restructuring charges relate to the branded pharmaceutical segment, except for $374 related to contract manufacturing, and $2,932 related to Meridian Medical Technologies. As of September 30, 2004, $608 of the Meridian Medical Technologies restructuring charges and $926 of the contract manufacturing restructuring charges had not yet been paid and remained accrued. The remaining accrual related to the branded pharmaceutical segment.

15.	Subsequent Events

      GAAP requires the Company to include in its results for the third quarter of 2004 adjustments for the effect of some events that have arisen subsequent to September 30, 2004 through the date of filing these financial statements. These subsequent events and their effect on the third quarter ending September 30, 2004 are discussed below.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Impairment of intangible assets. The Company recorded additional intangible asset impairment charges totaling $97,320, primarily related to Sonata® MR and a decline in demand for some of the Company’s products associated with its Rochester, Michigan facility, as discussed more fully under Note 9. Intangible Assets and Goodwill.

      Accruals for rebates, returns and chargebacks. The Company recorded additional charges for rebates, returns and chargebacks in the amount of $16,165. The Company establishes accruals for rebates, returns, and chargebacks based in part on estimates of actual rebate, return and chargeback amounts that are actually reported to it in later periods. These estimates require judgment, and actual claims for rebates, returns and chargebacks can be different from the estimates. In particular, the Company’s reserve for product returns during the third quarter of 2004 was adjusted due to a major wholesale customer informing the Company in early January 2005 that the customer had incorrectly omitted information it was contractually obligated to provide to the Company under its inventory management agreements. The omitted information regarded inventory of Altace® that the customer was likely to return, and as a result, the Company received an unanticipated product return. With the exception of this unanticipated return, the Company’s level of product returns since the conclusion of the third quarter of 2004 has remained within the Company’s expected rate.

      The additional charges for rebates, returns and chargebacks are partially offset by a corresponding reduction in the co-promotion fee of $13,200 the Company is required to pay to its co-promotion partner under the co-promotion agreement with respect to Altace®. The co-promotion fee is generally equal to a specified portion of the Company’s net sales for Altace®. The Company estimates the total annual payments based on sales projections for the year, and accrues a portion of those payment obligations each quarter. Accordingly, the unexpected Altace® return described above together with other routine adjustments to the Company’s co-promotion fee estimates during the course of the year as the Company receives more data on actual results effectively reduced the Company’s accrual for the co-promotion fee during the third quarter of 2004 to a level that was lower than it anticipated previously.

      Other subsequent event adjustments. Other subsequent events affecting the third quarter of 2004 resulted in charges totaling $12,686 due primarily to an adjustment to the carrying value of the shares of Novavax common stock the Company holds due to a decline in the value of the Novavax shares that under accounting interpretations the Company has determined is other than temporary, a write-off for excess purchase commitments primarily related to Lorabid®, and other immaterial adjustments.

16.	Related Party Transactions

      The Company periodically makes contributions to charitable and not-for-profit organizations in communities where its facilities are located. In April 2004, the Company made a three-year pledge totaling $900 to Sullins Academy, a private school offering education in grades K-8. The Company recorded the pledge during the second quarter of 2004. During the fourth quarter of 2003 and the first quarter of 2004, the Company made a contribution to Sullins Academy of $150. At certain times during this period, children of some Company employees, including the Company’s former Chief Executive Officer and the former President, attended Sullins Academy, and the former President and the spouse of the former Chief Executive Officer served as volunteer members of the Sullins Academy board of directors.

17.	Mylan Merger

      On July 26, 2004, the Company entered into a merger agreement with Mylan Laboratories Inc. and a wholly owned subsidiary of Mylan, pursuant to which Mylan agreed to acquire King in a stock-for-stock transaction. On February 27, 2005, Mylan and King announced that they had mutually agreed to terminate that agreement. As of March 1, 2005 both Mylan and King would have had a right to terminate the merger agreement and, following discussions, the companies were not able to agree on terms for a revised transaction.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R), (Share-based Payment) that requires it to expense costs related to share-based payment transactions with employees. SFAS No. 123(R) becomes mandatorily effective on July 1, 2005. The Company is in the process of evaluating the impact of this standard.

      In November 2004, the FASB issued SFAS No. 151, (Inventory Costs), an amendment of ARB No. 43. SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. The Company is currently evaluating the effect on its financial reporting.

19.	FIN 46

      The Financial Accounting Standards Board issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). FIN 46 generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary. While the Company has interests in two VIEs, Novavax and Palatin, the Company is not considered to be the primary beneficiary of these entities. Therefore, in accordance with the provisions of FIN 46, the Company has not consolidated the financial statements of those entities into its consolidated financial statements.

20.	Guarantor Financial Statements

      Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the $345,000, Debentures and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2004
	(unaudited)

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$234,151	$12,922	$1,078	$—	$248,151
Restricted cash	66,216	47,469	—	—	113,685
Marketable securities	16,217	—	—	—	16,217
Accounts receivable, net	6,351	237,805	1,826	—	245,982
Inventories	202,067	42,039	265	—	244,371
Deferred income tax assets	28,305	151,606	—	—	179,911
Prepaid expenses and other current assets	13,020	39,551	11	—	52,582
Assets related to discontinued operations	717	—	—	—	717

Total current assets	567,044	531,392	3,180	—	1,101,616
Property, plant, and equipment, net	114,044	165,177	2	—	279,223
Goodwill	—	121,355	—	—	121,355
Intangible assets, net	235	1,310,255	8,126	—	1,318,616
Other assets	13,485	240	—	—	13,725
Deferred income tax assets	(10,597)	101,713	—	—	91,116
Investment in subsidiaries	2,086,341	—	—	(2,086,341)	—
Assets related to discontinued operations	—	25,400	—	—	25,400

Total assets	$2,770,552	$2,255,532	$11,308	$(2,086,341)	$2,951,051

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,539	$20,728	$78	$—	$58,345
Accrued expenses	132,560	511,831	11	—	644,402
Income taxes payable	22,449	(2,053)	(126)	—	20,270
Current portion of long-term debt	—	—	—	—	—

Total current liabilities	192,548	530,506	(37)	—	723,017
Long-term debt	345,000	—	—	—	345,000
Other liabilities	30,854	18,748	—	—	49,602
Intercompany (receivable) payable	368,718	(373,729)	5,011	—	—
Total liabilities	937,120	175,525	4,974	—	1,117,619
Shareholders’ equity	1,833,432	2,080,007	6,334	(2,086,341)	1,833,432

Total liabilities and shareholders’ equity	$2,770,552	$2,255,532	$11,308	$(2,086,341)	$2,951,051

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2003
	(restated)

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$140,617	$3,641	$1,795	$—	$146,053
Restricted cash	67,199	66,770	—	—	133,969
Marketable securities	—	—	—	—	—
Accounts receivable, net	4,529	240,574	1,314	—	246,417
Inventories	224,081	36,554	251	—	260,886
Deferred income tax assets	16,236	132,243	—	—	148,479
Prepaid expenses and other current assets	5,250	24,786	—	—	30,036
Assets related to discontinued operations	4,012	—	—	—	4,012

Total current assets	461,924	504,568	3,360	—	969,852
Property, plant, and equipment, net	115,442	142,217	—	—	257,659
Goodwill	—	121,355	—	—	121,355
Intangible assets, net	6,955	1,538,035	7,502	—	1,552,492
Other assets	45,811	30,706	—	—	76,517
Deferred income tax assets	14,678	4,476	—	—	19,154
Investment in subsidiaries	2,270,679	—	—	(2,270,679)	—
Assets related to discontinued operations	—	204,501	—	—	204,501

Total assets	$2,915,489	$2,545,858	$10,862	$(2,270,679)	$3,201,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,424	$30,205	$19	$—	$81,648
Accrued expenses	57,521	509,183	—	—	566,704
Income taxes payable	78,363	838	440	—	79,641
Current portion of long-term debt	97	—	—	—	97

Total current liabilities	187,405	540,226	459	—	728,090
Long-term debt	345,000	—	—	—	345,000
Other liabilities	53,197	70,752	—	—	123,949
Intercompany (receivable) payable	325,396	(329,103)	3,707	—	—
Total liabilities	910,998	281,875	4,166	—	1,197,039
Shareholders’ equity	2,004,491	2,263,983	6,696	(2,270,679)	2,004,491

Total liabilities and shareholders’ equity	$2,915,489	$2,545,858	$10,862	$(2,270,679)	$3,201,530

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$177,050	$373,241	$427	$(176,286)	$374,432
Royalty revenue	—	20,252	—	—	20,252

Total revenues	177,050	393,493	427	(176,286)	394,684

Operating costs and expenses:
Costs of revenues	31,938	241,596	174	(176,286)	97,422
Selling, general and administrative	47,379	89,629	103	—	137,111
Depreciation and amortization	4,345	34,384	114	—	38,843
Research and development	120	33,305	—	—	33,425
Medicaid related charge	—	—	—	—
Transaction costs	2,787	—	—	—	2,787
Gain on sale of product lines	(4,022)	(1,223)	—	—	(5,245)
Restructuring charges	1,363	3,311	—	—	4,674
Intangible asset impairment	4,400	92,920	—	—	97,320

Total operating costs and expenses	88,310	493,922	391	(176,286)	406,337

Operating (loss) income	88,740	(100,429)	36	—	(11,653)

Other income (expense):
Interest income	880	244	—	—	1,124
Interest expense	(3,058)	(89)	—	—	(3,147)
Valuation charge — convertible notes receivable	—	—	—	—	—
Loss on investment in Novavax	(6,520)	—	—	—	(6,520)
Other, net	(222)	(440)	22	—	(640)
Equity in loss of subsidiaries	(69,147)	—	—	69,147	—
Equity in earnings of subsidiaries	—	—	—	—	—
Intercompany reclassification(1)	—	—	—	—	—
Intercompany interest (expense) income	(9,565)	9,565	—	—	—

Total other (expense) income	(87,632)	9,280	22	69,147	(9,183)

(Loss) income from continuing operations before income taxes	1,108	(91,149)	58	69,147	(20,836)
Income tax (benefit) expense	9,229	(26,446)	20	—	(17,197)

(Loss) income from continuing operations	(8,121)	(64,703)	38	69,147	(3,639)
Discontinued operations:
Loss from discontinued operations	170	(7,166)	—	—	(6,996)
Income tax benefit	63	(2,684)	—	—	(2,621)

Loss (income) from discontinued operations	107	(4,482)	—	—	(4,375)

Net (loss) income	$(8,014)	$(69,185)	$38	$69,147	$(8,014)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Three Months Ended September 30, 2003
	(restated)

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$41,615	$407,700	$793	$(41,570)	$408,538
Royalty revenue	—	16,275	—	—	16,275

Total revenues	41,615	423,975	793	(41,570)	424,813

Operating costs and expenses:
Costs of revenues	30,925	100,388	247	(41,570)	89,990
Selling, general and administrative	19,199	114,310	64	—	133,573
Depreciation and amortization	1,822	35,030	74	—	36,926
Research and development	225	8,533	—	—	8,758
Medicaid related charge	—	—	—	—	—
Transaction costs	—	—	—	—	—
Gain on sale of product lines	(5)	(10,307)	—	—	(10,312)
Restructuring charges	—	—	—	—	—
Intangible asset impairment	—	—	—	—	—

Total operating costs and expenses	52,166	247,954	385	(41,570)	258,935

Operating (loss) income	(10,551)	176,021	408	—	165,878

Other income (expense):
Interest income	607	430	—	—	1,037
Interest expense	(3,669)	—	—	—	(3,669)
Valuation charge — convertible notes receivable	9,338	—	—	—	9,338
Loss on investment in Novavax	—	—	—	—	—
Other, net	10	(46)	—	—	(36)
Equity in loss of subsidiaries	—	—	—	—	—
Equity in earnings of subsidiaries	116,576	—		(116,576)
Intercompany reclassification(1)	—	(74,481)		74,481
Intercompany interest (expense) income	5,298	(5,298)	—	—	—

Total other (expense) income	128,160	(79,395)	—	(42,095)	6,670

(Loss) income from continuing operations before income taxes	117,609	96,626	408	(42,095)	172,548
Income tax (benefit) expense	11,244	51,683	143	—	63,070

(Loss) income from continuing operations	106,365	44,943	265	(42,095)	109,478
Discontinued operations:
Loss from discontinued operations	—	(5,021)	—	—	(5,021)
Income tax benefit	—	(1,908)	—	—	(1,908)

Loss (income) from discontinued operations	—	3,113	—	—	3,113

Net (loss) income	$106,365	$41,830	$265	$(42,095)	$106,365

(1)	Intercompany reclassification caused by the formation of two new legal entities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(Unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$405,319	$901,428	$1,310	$(404,440)	$903,617
Royalty revenue	—	58,128	—	—	58,128

Total revenues	405,319	959,556	1,310	(404,440)	961,745

Operating costs and expenses:
Costs of revenues	99,102	570,997	428	(404,440)	266,087
Selling, general and administrative	132,454	238,286	1,044	—	371,784
Depreciation and amortization	12,997	103,304	326	—	116,627
Research and development	375	66,550	—	—	66,925
Medicaid related charge	65,000	—	—	—	65,000
Transaction costs	5,913	—	—	—	5,913
Gain on sale of product lines	(4,022)	(5,502)	—	—	(9,524)
Restructuring charges	7,611	3,217	—	—	10,828
Intangible asset impairment	4,400	127,857	—	—	132,257

Total operating costs and expenses	323,830	1,104,709	1,798	(404,440)	1,025,897

Operating (loss) income	81,489	(145,153)	(488)	—	(64,152)

Other income (expense):
Interest income	2,691	568	—	—	3,259
Interest expense	(9,425)	(93)	—	—	(9,518)
Valuation charge — convertible notes receivable	(2,887)	—	—	—	(2,887)
Loss on investment in Novavax	(6,520)	—	—	—	(6,520)
Other, net	(709)	603	(69)	—	(175)
Equity in earnings of subsidiaries	—	—	—	—	—
Equity in loss of subsidiaries	(184,371)	—	—	184,371	—
Intercompany interest (expense) income	(24,895)	24,895	—	—	—

Total other (expense) income	(226,116)	25,973	(69)	184,371	(15,841)

(Loss) income from continuing operations before income taxes	(144,627)	(119,180)	(557)	184,371	(79,993)
Income tax (benefit) expense	30,300	(44,477)	(195)	—	(14,372)

(Loss) income from continuing operations	(174,927)	(74,703)	(362)	184,371	(65,621)
Discontinued operations:
Loss from discontinued operations	(139)	(172,171)	—	—	(172,310)
Income tax benefit	(50)	(62,865)	—	—	(62,915)

Net loss from discontinued operations	(89)	(109,306)	—	—	(109,395)

Net (loss) income	$(175,016)	$(184,009)	$(362)	$184,371	$(175,016)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30, 2003
	(restated)

			Non-
		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$142,436	$1,076,073	$2,588	$(142,168)	$1,078,929
Royalty revenue	—	47,875	—	—	47,875

Total revenues	142,436	1,123,948	2,588	(142,168)	1,126,804

Operating costs and expenses:
Costs of revenues	66,096	336,386	729	(142,168)	261,043
Selling, general and administrative	43,977	323,196	145	—	367,318
Depreciation and amortization	5,781	69,197	222	—	75,200
Research and development	675	221,812	—	—	222,487
Medicaid related charge	—	—	—	—	—
Transaction costs	—	—	—	—	—
Gain on sale of product lines	(5)	(10,307)	—	—	(10,312)
Restructuring charges	—	—	—	—	—
Intangible asset impairment	—	110,970	—	—	110,970

Total operating costs and expenses	116,524	1,051,254	1,096	(142,168)	1,026,706

Operating (loss) income	25,912	72,694	1,492	—	100,098

Other income (expense):
Interest income	5,139	591	—	—	5,730
Interest expense	(10,136)	(2)	—	—	(10,138)
Valuation charge — convertible notes receivable	24,952	—	—	—	24,952
Loss on investment in Novavax
Other, net	(58)	(76)	—	—	(134)
Equity in earnings of subsidiaries	33,861	—	—	(33,861)	—
Equity in loss of subsidiaries	—		—	—	—
Intercompany interest (expense) income	11,591	(11,591)	—	—	—

Total other (expense) income	65,349	(11,078)	—	(33,861)	20,410

(Loss) income from continuing operations before income taxes	91,261	61,616	1,492	(33,861)	120,508
Income tax (benefit) expense	28,621	24,741	522	—	53,884

(Loss) income from continuing operations	62,640	36,875	970	(33,861)	66,624
Discontinued operations:
Loss from discontinued operations	—	(6,373)	—	—	(6,373)
Income tax benefit	—	(2,389)	—	—	(2,389)

Net loss from discontinued operations	—	(3,984)	—	—	(3,984)

Net (loss) income	$62,640	$32,891	$970	$(33,861)	$62,640

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands, except per share data)

	Nine Months Ended September 30, 2004

			Non-
		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities	$58,772	$100,453	$(932)	$158,293

Cash flows from investing activities:
Transfer from restricted cash	1,115	(771)	—	344
Purchases of marketable securities		—	—	—
Proceeds from sale of marketable securities		—	—	—
Proceeds from loans receivable	—		—
Purchases of property, plant and equipment	(10,032)	(31,882)	(2)	(41,916)
Proceeds from sale of products	27,336	52	—	27,388
Proceeds from sale of assets	171	(56)	—	115
Acquisition of Primary Care from Elan	—	(36,000)	—	(36,000)
Investment in Meridian	—	—	—	—
Collaboration agreement	(20,000)	—	—	(20,000)
Purchases of product rights	—	(50)	(950)	(1,000)

Net cash used in investing activities	(1,410)	(68,707)	(952)	(71,069)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	4,220	—	—	4,220
Payments on other long-term debt	(97)	—	—	(97)
Proceeds from revolving credit facility	—	—	—	—
Payments on revolving credit facility	—	—	—	—
Debt issuance costs	—	—	—	—
Intercompany	28,843	(30,010)	1,167	—

Net cash provided by (used in) financing activities	32,966	(30,010)	1,167	4,123

Net cash provided by discontinued operations	3,206	7,545	—	10,751

Increase (decrease) in cash and cash equivalents	93,534	9,281	(717)	102,098
Cash and cash equivalents, beginning of period	140,617	3,641	1,795	146,053

Cash and cash equivalents, end of period	$234,151	$12,922	$1,078	$248,151

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Nine Months Ended September 30, 2003
	(restated)

			Non-
		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities	$16,443	$349,627	$—	$366,070

Cash flows from investing activities:
Transfer from restricted cash	(48,083)	—	—	(48,083)
Purchases of marketable securities	(25,903)	—	—	(25,903)
Proceeds from sale of marketable securities	253,097	—	—	253,097
Proceeds from loans receivable	—	8,668	—	8,668
Purchases of property, plant and equipment	(6,044)	(27,486)	—	(33,530)
Proceeds from sale of products	13,310			13,310
Proceeds from sale of assets	12	249	—	261
Acquisition of Primary Care from Elan	—	(761,745)	—	(761,745)
Investment in Meridian	(253,908)	15,410	—	(238,498)
Collaboration agreement	—	—	—	—
Purchases of product rights	(9,000)	—	—	(9,000)

Net cash used in investing activities	(76,519)	(764,904)	—	(841,423)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	3,555	—	—	3,555
Payments on other long-term debt	(124)	—	—	(124)
Proceeds from revolving credit facility	125,000	—	—	125,000
Payments on revolving credit facility	(125,000)			(125,000)
Debt issuance costs	(214)	—	—	(214)
Intercompany	(420,378)	420,378	—	—

Net cash provided by (used in) financing activities	(417,161)	420,378	—	3,217

Net cash provided by discontinued operations	—	2,415	—	2,415

Increase (decrease) in cash and cash equivalents	(477,237)	7,516	—	(469,721)
Cash and cash equivalents, beginning of period	594,385	(6,160)	—	588,225

Cash and cash equivalents, end of period	$117,148	$1,356	$—	$118,504

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” set out in our Annual Report on Form 10-K for the year ended December 31, 2004, which is being filed contemporaneously with the filing of this Quarterly Report on Form 10-Q; (b) our consolidated financial statements for the year ended December 31, 2003, as restated, which are included in our Annual Report on Form 10-K for the year ended December 31, 2004; and (c) our unaudited consolidated financial statements for the quarter ended September 30, 2004 and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” in our 2004 Form 10-K and “A Warning About Forward-Looking Statements” in this report for a discussion of the uncertainties, risks and assumptions associated with these statements.

I. OVERVIEW

Introduction

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

Strategic Developments

PT-141

      On August 12, 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction. Pursuant to the terms of the agreement, Palatin has granted King a co-exclusive license with Palatin to PT-141 in North America and an exclusive right to collaborate in the licensing or sublicensing of PT-141 with Palatin outside North America.

      PT-141 is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction. This new chemical entity is being evaluated in Phase II clinical trials studying the efficacy and safety profile of varying doses of this novel compound in men experiencing erectile dysfunction, which we refer to as “ED,” and women experiencing female sexual dysfunction, which we refer to as “FSD.”

      Although the current ED market is primarily served by PDE-5 inhibitors which target the vascular system, a substantial unmet medical need for alternative sexual dysfunction therapies exists. Many patients are contraindicated for, or non-responsive to, PDE-5 inhibitors. For example, PDE-5 inhibitors are contraindicated in patients taking nitrates, which are prescribed primarily for the treatment of cardiovascular disease. Current clinical data indicates that PT-141 should not have any drug interactions with nitrates. We paid Palatin approximately $20.0 million on entering into the collaborative agreement, which included a $5.0 million equity investment in Palatin. Additionally, we may pay potential milestone payments to Palatin of up to $100.0 million for achieving certain ED and FSD development and regulatory approval targets. After regulatory approval and commercialization of PT-141, we may also pay potential milestone payments to Palatin of up to $130.0 million upon achieving specified annual North American net sales thresholds.

Entry of Generic Competition for Levoxyl®

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

      Mylan and KV Pharmaceutical Company each filed an ANDA with the FDA seeking permission to market a generic version of Levoxyl®. No earlier than April 30, 2003, we received notice of Mylan’s Paragraph IV certification, which alleges noninfringement of the ’581 patent. On June 24, 2003, we received notice of KV’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’581 patent. We have filed separate suits against Mylan and KV alleging infringement of the ’581 patent.

      On June 23, 2004, the FDA denied our Citizen Petition and approved supplemental New Drug Applications, which we refer to as an “sNDA,” filed by Alara Pharmaceuticals, Inc. and Jerome Stevens Pharmaceutical, Inc. under § 355(b)(2) of the Federal Food, Drug and Cosmetic Act, 21 U.S.C. § 355 et seq. seeking to market their currently approved products (Levo-T® and Unithroid®, respectively) as bioequivalent and therapeutically equivalent (i.e., “AB-Rated”) to King’s Levoxyl®. Neither Alara nor Jerome submitted a patent certification (under 21 U.S.C. §355(b)(2)(A)) against our ’581 patent, despite its listing in the Orange Book as applicable to Levoxyl®. In response, we filed an action in the U.S. District Court for the District of Columbia against the FDA seeking preliminary and permanent injunctive relief in the form of an order directing the FDA to withdraw its approval of the two sNDAs. Alara intervened in the action. In an order dated July 8, 2004, however, the Court denied our request for a temporary restraining order and a preliminary injunction on the basis that we could not demonstrate a likelihood of success on the merits of our claim. In view of the Court’s Order, the parties stipulated to a dismissal of the lawsuit.

      On July 14, 2004, the FDA approved an sANDA filed by Mylan under 21 U.S.C. § 355(j), seeking to market Mylan’s currently approved levothyroxine sodium tablets as AB-Rated to Levoxyl®. As with Alara and Jerome Stevens, the FDA did not require Mylan to certify against our ’581 patent because Unithroid®, not Levoxyl®, is the listed drug referred to in Mylan’s original ANDA. In view of the FDA’s decision to designate other levothyroxine sodium products as AB-Rated to Levoxyl® and in further view of the merger with Mylan that was pending at that time, the KV suit was dismissed pursuant to our application for dismissal, and the Mylan suit was suspended.

      Levothyroxine sodium is a drug recognized to have a narrow toxic to therapeutic ratio with significant clinical consequences of excessive or inadequate treatment. The American Thyroid Association, The Endocrine Society, and the American Association of Clinical Endocrinologists have all raised concerns regarding patients being switched among a number of levothyroxine sodium preparations. Accordingly, these organizations have advised physicians caring for patients on levothyroxine sodium therapy to encourage their patients to ask to remain on their current levothyroxine sodium preparation. Nevertheless, sales of Levoxyl® were materially adversely affected in the third quarter of 2004 and will most likely continue to decline in future periods.

Wholesale Inventory Reductions

      In order to facilitate improved management of wholesale inventory levels of all of our branded pharmaceutical products, we entered into inventory management agreements with each of our three key wholesale customers in April 2004. As we previously disclosed, during the six months ended June 30, 2004 net sales of some of our branded pharmaceutical products were significantly adversely affected as we effectively reduced wholesale inventory levels of our branded pharmaceutical products. As of September 30, 2004, the wholesale inventory levels of four of our key branded pharmaceutical products, Altace®, Skelaxin®, Sonata® and Levoxyl®, based on data obtained through our inventory management agreements with our three largest customers and IMS America prescription data, were on average at a level of approximately 2.0 months of end-user demand. We believe this level of approximately 2.0 months of end-user demand represents gross sales of approximately $350.0 million. During the fourth quarter of 2004 we began working to amend our inventory management agreements with the objective of further reducing the inventory of our products held by our three largest customers. As a result, the average wholesale level of our products was reduced during the fourth quarter of 2004. We anticipate that wholesale inventory reductions for our products should be substantially complete by the end of the first quarter of 2005. This should result in a higher level of net sales generated by our key products in future periods.

Restatement of Previously Issued Financial Statements

      We have restated our previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to our reserve for product returns. We have also revised our preliminary results for the quarter and nine months ended September 30, 2004, which were released on October 28, 2004.

      After experiencing an unusually high level of product returns during late 2003 and the first three quarters of 2004, we decided to conduct a thorough evaluation of our returns reserve before formally closing the third quarter of 2004. Accordingly, on October 28, 2004, we publicly announced that we were conducting such a review and that our preliminary financial results for the third quarter of 2004 were subject to change as a result of the review. We subsequently delayed the filing of our Quarterly Report on Form 10-Q for the third quarter of 2004, which we are filing contemporaneously with our Annual Report on Form 10-K for the year ended December 31, 2004.

      In connection with our now-completed review, we have concluded that the recent large returns were primarily the result of our entry into inventory management agreements, which we refer to as “IMAs,” with our largest wholesalers, together with several product specific developments. However, we also determined that our methodology for reserving for product returns from the first quarter of 2000 through the second quarter of 2004 contained errors, with the result that estimated product returns were not recorded in the period required under generally accepted accounting principles, which we refer to as “GAAP.” Also in connection with our review, we concluded that certain other previously recorded immaterial items should have been recognized in earlier periods.

      The errors described above resulted from policies adopted in good faith and after discussion with our independent auditors. These errors are unrelated to the ongoing investigations of us by the U.S. Securities and Exchange Commission, which we refer to as “SEC,” and the Office of the Inspector General, which we refer to as “OIG,” of the Department of Health and Human Services.

      All amounts referenced in this Quarterly Report for 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004 reflect the relevant amounts on a restated basis. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2002 or 2003, or our Quarterly Reports on Form 10-Q for quarterly periods from January 1, 2002 through June 30, 2004. The previously issued financial statements for the years ended 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004 should no longer be relied upon.

Returns reserve and other restatement items

      Returns reserve. GAAP requires that we reserve for expected product returns when recognizing sales to wholesalers and other customers, who have the right to return products for specified periods. From the first quarter of 2000 through the second quarter of 2002, we used the replacement cost method to value our reserve for product returns. Under that method, our reserve for future product returns was valued at the cost to manufacture replacement product. We discontinued use of the replacement cost method effective July 1, 2002, and began valuing our returns reserve at the sales value of returned products. In connection with the recent review of our returns reserve, management has concluded that use of the replacement cost method constituted an error. From the third quarter of 2002 through the second quarter of 2004, we accrued for product returns based in part on our estimate of inventory in the wholesale and retail distribution channels. Management has concluded that this methodology also contained an error, because it did not take into account the shelf life of our products in the wholesale distribution channels. As a result of these conclusions, we have adopted revised policies and procedures for establishing reserves for product returns. The revised methodology is described in Note 3.

      Previously disclosed immaterial Medicaid errors. The restatement has not resulted in any change in the amounts of previously reported errors in respect of Medicaid and other governmental pricing programs. The restatement has, however, changed how the immaterial Medicaid errors are reflected in the 2002 financial statements. We have previously disclosed immaterial Medicaid errors that had arisen during 1998 through 2001 and recorded those amounts in the fourth quarter of 2002. As described below, as part of the restatement, all immaterial errors, including those Medicaid errors, which arose prior to 2002 and that were previously recorded as charges in 2002 have been removed as charges from the 2002 income statement. The aggregate amount of those immaterial errors has instead been recorded as part of the adjustment to the opening balance (January 1, 2002) of retained earnings in the restated 2002 financial statements.

      Other immaterial items. In the course of our returns review, we determined that in some instances our estimates of inventory in the distribution channel did not properly reflect relevant data in our possession, and that we thereby inadvertently under-accrued for estimated future chargeback amounts. Chargebacks are credits issued to wholesalers (who purchase at published wholesale prices) when they resell our products to a customer entitled to a discount pursuant to the customer’s agreement with us. The wholesaler allows its customer to purchase at the discounted price, and then the wholesaler recovers the amount of the discount from us via a chargeback.

      Following our determination that we would restate our financial statements for 2002, 2003 and the first two quarters of 2004, we also determined that we would correct for other known miscellaneous immaterial errors made in the application of GAAP that arose during those periods. Our restated financial statements reflect each of these items in the period in which it actually arose.

      Use of estimates in restatement items. Investors should be aware that the amounts being restated are largely estimates, including most importantly estimates of future product returns. GAAP requires that we reserve for expected product returns when recognizing sales to wholesalers and other customers, who have the right to return products for specified periods. Because we identified flaws in the methodology we had used to generate our prior estimates of expected product returns, for purposes of the restatement we have prepared new estimates by retroactively applying our revised methodology commencing January 1, 2000. We believe that the new estimates are reasonable and appropriate for inclusion in the restated financial statements. Nevertheless, estimates require considerable judgment and are subject to inherent imprecision. Our new estimates may or may not be the same as those that we actually would have generated during earlier periods if we had in fact been using our revised methodology during those periods.

Restated Income Statement Amounts

      The table below sets forth the effect of the adjustments for the three months ended September 30, 2003:

		Returns	Other
	As Originally	Reserve	Immaterial	As
	Reported	Errors	Items	Restated

Revenues:
Net sales	$406,862	$4,389	$(2,713)	$408,538
Royalty revenue	16,275	0	0	16,275

Total revenues	423,137	4,389	(2,713)	424,813

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	89,845	143	2	89,990

Selling, general and administrative, exclusive of co-promotion fees	87,082	0	(250)	86,832
Co-promotion fees	46,109	239	393	46,741

Total selling, general and administrative expense	133,191	239	143	133,573

Research and development	8,758	0	0	8,758
Depreciation and amortization	36,926	0	0	36,926
(Gain) loss on sale of products	(10,312)	0	0	(10,312)

Total operating costs and expenses	258,408	382	145	258,935

Operating income (loss)	164,729	4,007	(2,858)	165,878

Total other (expense) income	6,670	0	0	6,670

Income (loss) from continuing operations before income taxes	171,399	4,007	(2,858)	172,548
Income tax expense (benefit)	62,630	1,534	(1,094)	63,070

Income (loss) from continuing operations	108,769	2,473	(1,764)	109,478

Discontinued operations:
Income (loss) from discontinued operations, including expected loss on disposal	(4,323)	(717)	19	(5,021)
Income tax expense (benefit)	(1,641)	(274)	7	(1,908)

Total income (loss) from discontinued operations	(2,682)	(443)	12	(3,113)

Net income (loss)	$106,087	$2,030	$(1,752)	$106,365

Basic income (loss) per common share	$0.44	$0.01	$(0.01)	$0.44

Diluted income (loss) per common share	$0.44	$0.01	$(0.01)	$0.44

      The table below sets forth the effect of the adjustments for the nine months ended September 30, 2003:

	As	Returns	Other
	Originally	Reserve	Immaterial
	Reported	Errors	Items	As Restated

Revenues:
Net sales	$1,080,698	$(940)	$(829)	$1,078,929
Royalty revenue	47,875	0	0	47,875

Total revenues	1,128,573	(940)	(829)	1,126,804

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	260,930	89	24	261,043

Selling, general and administrative, exclusive of co-promotion fees	204,146	0	(750)	203,396
Co-promotion fees	163,050	154	718	163,922

Total selling, general and administrative expense	367,196	154	(32)	367,318

Research and development	29,487	0	0	29,487
Research and development-in process upon acquisition	193,000	0	0	193,000

Total research and development	222,487	0	0	222,487

Depreciation and amortization	75,200	0	0	75,200
Intangible asset impairment	110,970	0	0	110,970
(Gain) loss on sale of products	(10,312)	0	0	(10,312)

Total operating costs and expenses	1,026,471	243	(8)	1,026,706

Operating income (loss)	102,102	(1,183)	(821)	100,098

Total other (expense) income	20,410	0	0	20,410

Income (loss) from continuing operations before income taxes	122,512	(1,183)	(821)	120,508
Income tax expense (benefit)	54,653	(454)	(315)	53,884

Income (loss) from continuing operations	67,859	(729)	(506)	66,624

Discontinued operations:
Income (loss) from discontinued operations, including expected loss on disposal	(6,367)	(1,091)	1,085	(6,373)
Income tax expense (benefit)	(2,387)	(417)	415	(2,389)

Total income (loss) from discontinued operations	(3,980)	(674)	670	(3,984)

Net income (loss)	$63,879	$(1,403)	$164	$62,640

Basic income (loss) per common share	$0.27	$(0.01)	$0.00	$0.26

Diluted income (loss) per common share	$0.26	$0.00	$0.00	$0.26

Restated Balance Sheet Amounts

      The table below sets forth the effect of the adjustments on the balance sheet as of December 31, 2003:

	2003	Returns	Other
	As Originally	Reserve	Immaterial	2003
	Reported	Errors	Items	As Restated

Assets
Current Assets:
Cash and cash equivalents	$146,053			$146,053
Restricted cash	133,969			133,969
Accounts receivable, net	246,417			246,417
Inventories	260,886			260,886
Deferred income tax assets	124,930	$19,864	$3,685	148,479
Prepaid expenses and other current assets	30,036			30,036
Assets related to discontinued operations	4,012			4,012

Total current assets	946,303	19,864	3,685	969,852
Property, plant and equipment, net	257,659			257,659
Goodwill	121,355			121,355
Intangible assets, net	1,552,492			1,552,492
Other assets	76,117		400	76,517
Deferred income tax assets	19,307		(153)	19,154
Assets related to discontinued operations	204,501			204,501

Total assets	$3,177,734	$19,864	$3,932	$3,201,530

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,078		$(1,430)	$81,648
Accrued expenses	506,033	$51,864	8,807	566,704
Income taxes payable	79,641			79,641
Current portion of long term debt	97			97

Total current liabilities	668,849	51,864	7,377	728,090
Long-term debt	345,000			345,000
Other liabilities	121,705		2,244	123,949

Total liabilities	1,135,554	51,864	9,621	1,197,039

Shareholders’ equity:
Preferred stock	—			—
Common stock	1,205,970			1,205,970
Retained earnings	835,097	(32,000)	(5,689)	797,408
Accumulated other comprehensive income	1,113			1,113

Total shareholders’ equity	2,042,180	(32,000)	(5,689)	2,004,491

Total liabilities and shareholders’ equity	$3,177,734	$19,864	$3,932	$3,201,530

Subsequent Events Effecting Preliminary Results for the Three and Nine Months Ended September 30, 2004

      GAAP requires us to include in our results for the third quarter of 2004 adjustments for the effect of some events that have arisen subsequent to September 30, 2004 through the date of the filing of these financial statements. These subsequent events and their effect on the third quarter ending September 30, 2004 are discussed below.

      Impairment of intangible assets. We recorded additional intangible asset impairment charges totaling $97.3 million, primarily due to a material change in estimate of future cash flows from the development of a modified release formulation of Sonata® and a decline in demand for some of the products associated with our Rochester, Michigan facility, as discussed more fully below. In its meeting on March 15, 2005, the Audit Committee of our Board of Directors agreed with management that these impairment charges are required to be recorded in the third quarter.

      Pursuant to an agreement between Elan and us, Elan commenced a Phase II clinical trial program for the purpose of developing a modified release formulation of Sonata®, which we refer to as “Sonata® MR,” in March 2004. However, the Phase II clinical trial results received during the third quarter of 2004 showed that the Sonata® MR formulations that Elan developed did not meet contractually required specifications. After several months of review, subsequent to September 30, 2004, we concluded that it was not possible for Elan to develop a Sonata® MR formulation meeting the contractually required specifications. Accordingly, we decided to discontinue the Sonata® MR clinical program and intend to terminate the agreement with Elan. Although we believe we are entitled to terminate the agreement, we can provide no assurance that we will effectively terminate the agreement and, if we do, under what terms. The agreement currently requires us to pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®. During the third quarter of 2004, the company recorded on intangible asset impairment charge of $64.7 million related to Sonata® MR based on the fair value of the expected cash flows related to the intangible assets as of September 30, 2004.

      The Rochester, Michigan facility manufactures several products for us, including Aplisol® and Coly-Mycin®. The products that are manufactured at this facility are considered one asset group and evaluated for impairment together. We reviewed the Rochester intangible assets for impairment under SFAS No. 144. Based on the review, we determined that the Rochester intangible assets were impaired and recorded an impairment charge of approximately $17.5 million during the third quarter of 2004. The Rochester intangible assets are part of the branded pharmaceutical segment.

      Accruals for rebates, returns and chargebacks. We recorded additional charges for rebates, returns and chargebacks in the amount of $16.2 million. We establish accruals for rebates, returns, and chargebacks based in part on estimates of actual rebate, return and chargeback amounts that are only reported to us in later periods. These estimates require judgment, and actual claims for rebates, returns and chargebacks can be different from the estimates. In particular, our reserve for product returns during the third quarter of 2004 was adjusted because a major wholesale customer informed us that the customer had incorrectly omitted information it was contractually obligated to provide to us under its inventory management agreements. The omitted information regarded inventory of Altace® that the customer was likely to return, and as a result, we received an unanticipated product return. With the exception of this unanticipated return, our level of product returns since the conclusion of the third quarter of 2004 has remained within our expected rate.

      The additional charges for rebates, returns and chargebacks described above are partially offset by a corresponding reduction in the co-promotion fee of $13.2 million we are required to pay to our co-promotion partner under the co-promotion agreement with respect to Altace®. The co-promotion fee is generally equal to a specified portion of our net sales for Altace®. We estimate the total annual co-promotion payments based on sales projections for the year and accrue a portion of those payment obligations each quarter. Accordingly, the unexpected Altace® return described above together with other routine adjustments to our co-promotion fee estimates during the course of the year as we received more data regarding actual results effectively reduced our accrual for the co-promotion fee during the third quarter of 2004 to a level that was lower than we anticipated previously.

      Other subsequent event adjustments. We recorded additional miscellaneous adjustments during the third quarter of 2004 for subsequent events totaling $12.7 million. These include an adjustment to the carrying value of the shares of Novavax, Inc. common stock we hold to reflect our determination that the decline in the fair value of the Novavax shares as of September 30, 2004 was other than temporary, a write-off for excess purchase commitments primarily related to Lorabid®, and other immaterial adjustments.

Other Updates and Developments

Altace® Patent Challenge

      Cobalt Pharmaceuticals, Inc. filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book”: U.S. Patent Nos. 4,587,258, the ’258 patent, and 5,061,722, the ’722 patent, two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856, the ’856 patent, a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with Paragraph IV certification challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, however, we would not receive the full benefit of that 30 month stay. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. We intend to vigorously enforce our rights under the ’722 and ’856 patents.

Skelaxin® Patent Challenge

      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Company have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128, the ’128 patent, and 6,683,102, the ’102 patent two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ’128 and ’102 patents. Mutual has filed a Paragraph IV certification alleging noninfringement and invalidity of the ’102 patent. We filed a patent infringement suit against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002, and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.

      On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent, and prohibit the removal of information corresponding to the use listed in the Orange Book. King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition.

      On March 12, 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, we submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. CorePharma, Mutual and we have filed responses and supplements to the pending Citizen Petition.

      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected.

Mylan Merger

      On July 26, 2004, we entered into a merger agreement with Mylan Laboratories Inc. and a wholly-owned subsidiary of Mylan, pursuant to which Mylan agreed to acquire King in a stock-for-stock transaction. On February 27, 2005, we announced that we and Mylan had mutually agreed to terminate that agreement. As of March 1, 2005 both we and Mylan would have had a right to terminate the merger agreement and, following discussions, the companies were not able to agree on terms for a revised transaction.

Our Rochester Facility and Intangible Assets Related to Some Non-Key Products

      Our Rochester facility manufactures products for us and various third-party manufacturers. As of December 31, 2003, the net carrying value of the property, plant, and equipment at the Rochester facility was $82.2 million. Overall production volume at this facility has declined. We currently have plans to transfer to this facility the manufacture of some of our branded prescription pharmaceutical products that are currently manufactured for us by third parties. This should increase production and overall profitability at our Rochester facility. Management currently believes that these long-term assets are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline and/or if we are not successful in transferring additional production to the facility, we may have to write-off a portion of the property, plant and equipment associated with the facility.

      Demand for some of our non-key products, including but not limited to Intal®, Tilade® and Corzide®, declined over the past year at a rate which triggered a review of the intangible assets associated with these products. The net intangible assets reviewed for possible impairment totals approximately $191.0 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, we may have to write off a portion or all of these intangible assets.

Women’s Health Products

      Ongoing research, referred to as the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it created negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including some of our products. Prescriptions for some of our other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture many of our women’s health products. On November 22, 2004, we sold all of our rights in Prefest® for approximately $15.0 million. On December 23, 2004, we sold all of our rights in Nordette® for approximately $12.0 million.

      As an extension of our strategic decision to divest many of our women’s health products, in July 2004 we terminated our co-promotion and license agreements with Novavax regarding EstrasorbTM. As part of the transaction, Novavax reacquired all rights to EstrasorbTM as well as all rights to other women’s health products that Novavax may successfully develop utilizing its micellar nanoparticle technology. Additionally, Novavax repurchased all of its convertible notes which we held, acquired a portion of our women’s health field sales force, and received approximately $8.0 million from us to provide support for marketing and promotion. In return, Novavax paid us $22.0 million and issued us approximately 3.8 million shares of Novavax common stock. This transaction resulted in a net gain in the amount of approximately $4.0 million during the third quarter of 2004. As a result of this transaction, we own approximately 4.1 million shares of Novavax common stock, representing approximately 10% of the outstanding common stock of Novavax. These shares are currently restricted and we are required to hold these shares until July 2005.

General Review of Financial Results

      The following summarizes net revenues by reportable segment (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

		2003		2003
	2004	(restated)	2004	(restated)

Branded pharmaceuticals	$334,839	$364,501	$788,912	$960,988
Meridian Medical Technologies	33,934	38,379	96,115	98,317
Royalties	20,252	16,275	58,128	47,875
Contract manufacturing and other	5,659	5,658	18,590	19,624

Total	$394,684	$424,813	$961,745	$1,126,804

II. RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 and 2003

Revenues

      Total net revenues decreased $30.1 million, or 7.1%, to $394.7 million in 2004 from $424.8 million in 2003 primarily due to lower net sales from our branded pharmaceuticals segment during 2004.

      Net sales from branded pharmaceutical products decreased $29.7 million, or 8.1%, to $334.8 million in 2004 from $364.5 million in 2003. This decrease was primarily the result of lower unit sales volume, partially offset by price increases, due to some wholesale inventory reductions of our products, plus lower prescription demand for some of our branded pharmaceutical products during 2004. A significant portion of the reduced prescription demand for some of our products, such as Levoxyl®, is due to the entry of generic competition. For a discussion of Levoxyl® and other product developments, please see the “Entry of Generic Competition for Levoxyl®” section above. We expect net sales from branded pharmaceutical products will be lower during the fourth quarter of 2004 and the first quarter of 2005 due to additional reductions in wholesale inventory levels of some of our products. For a discussion regarding our wholesale inventory reductions, please see the “Wholesale Inventory Reductions” section above.

      Revenues from Meridian Medical Technologies decreased $4.5 million, or 11.7%, to $33.9 million in 2004 from $38.4 million in 2003 primarily due to lower commercial sales resulting mostly from quarter-to-quarter distribution variances rather than changes in demand, partially offset by increased government sales.

      Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. Revenue from royalties increased $4.0 million, or 24.5%, to $20.3 million in 2004 from $16.3 million in 2003 primarily due to an increase in sales of Adenoscan®. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of Adenoscan® and are not able to predict whether growth will continue at the rate experienced in the third quarter of 2004, or at all.

      Net revenues from contract manufacturing and other were $5.7 million in 2004 and 2003.

Operating Costs and Expenses

      Total operating costs and expenses increased $147.4 million, or 56.9%, to $406.3 million in 2004 from $258.9 million in 2003. The increase was primarily due to a substantially higher net charge associated with special items included in total operating costs and expenses during 2004 compared to 2003. These and other variables which affected total operating costs and expenses during 2004 and 2003 are discussed in more detail below. Special items are those particular income or expense items that our management believes are not related to our ongoing, underlying business, are non-recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishment of debt; asset impairment charges; expenses of drug recalls; litigation settlements; revenues and expenses associated with discontinued operations; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our ongoing, underlying business and of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special item involves judgments by us.

      Cost of revenues equaled $97.4 million in 2004 compared to $90.0 million in 2003. Special items affecting cost of revenues included a charge of $8.9 million in 2004 which primarily related to the write off of excess purchase commitments for Procanbid® and Lorabid®. As a percentage of total revenues, cost of revenues increased to 24.7% in 2004 from 21.2% in 2003 primarily due to lower net sales of our branded pharmaceutical products, which on average have lower cost of revenues as a percentage of revenues, and the write-off of excess purchase commitments for Procanbid® and Lorabid®.

      Cost of revenues from branded pharmaceutical products equaled $73.5 million in 2004 and $65.5 million in 2003. During 2004, costs of revenues from branded pharmaceutical products included a special item that resulted in a charge of $8.9 million due to the write-off of excess purchase commitments for Procanbid® and Lorabid®.

      Cost of revenues from Meridian Medical Technologies equaled $15.9 million in 2004 compared to $16.1 million in 2003.

      Cost of revenues from royalties equaled $2.7 million and $2.5 million in 2004 and 2003, respectively.

      Cost of revenues associated with contract manufacturing and other was $5.3 million in 2004 compared to $5.9 million in 2003.

      Total selling, general and administrative expenses increased $6.3 million, or 4.7%, to $139.9 million in 2004 from $133.6 million in 2003. This increase was primarily attributable to increased operating expenses primarily associated with the expansion of our field sales force and increased marketing expenses associated with marketing campaigns for some of our products which together were partially offset by a decrease in our co-promotion fee paid under our co-promotion agreement relating to Altace® due to lower sales of Altace® in 2004 compared to 2003 for the reasons discussed above. Selling, general and administrative expenses included special items resulting in charges of $3.5 million and $7.9 million, respectively, in the third quarter of 2004 and 2003 for professional fees that were primarily related to the ongoing investigations of our company by the SEC and the Office of Inspector General of the Department of Health and Human Services. Until we fully resolve these investigations, we expect to continue to incur legal and professional fees that could materially affect our cash flows and results of operations. Selling, general and administrative expenses in the third quarter of 2004 also include $2.8 million for merger related costs associated with our agreement to merge with Mylan, which has since been terminated.

      As a percentage of total revenues, total selling, general, and administrative expenses increased to 35.4% in 2004 compared to 31.5% in 2003. The increase was primarily due to lower net sales of branded pharmaceutical products during 2004 and increased operating expenses primarily associated with the expansion of our field sales force and increased marketing expenses associated with marketing campaigns for some of our products, the combined effect of which was partially offset by a decrease in our co-promotion fee paid under our co-promotion agreement relating to Altace® due to lower sales of Altace® in 2004 compared to 2003.

      Depreciation and amortization expense equaled $38.8 million in 2004 and $36.9 million in 2003. For more information regarding estimated future amortization expense, please see Note 9 to our condensed consolidated financial statements included in this report.

      Total research and development expense increased $24.6 million, to $33.4 million in 2004 from $8.8 million in 2003. This increase was due to an increase in expenses associated with ongoing research and development programs that have successfully progressed to later stages of clinical development and a special item resulting in a charge of $17.1 million for in-process research and development associated with our entry into a strategic alliance with Palatin in 2004.

      In addition to the special items related to cost of revenues, selling, general and administrative expense and research and development described above, we incurred other special items affecting operating costs and expenses during 2004 and 2003 resulting in a net charge totaling $96.8 million and income in the amount of $10.3 million, respectively. These other special items include the following:

•	an intangible asset impairment charge totaling $97.3 million during 2004 primarily due to our decision to discontinue the Sonata® MR development program as discussed above;

•	a restructuring charge of $4.7 million during 2004 primarily associated with our decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies’ business;

•	income in the amount of $5.2 million during 2004 primarily due to a gain on the sale of all of our rights to EstrasorbTM and all convertible notes of Novavax that we previously held; and

•	income in the amount of $10.3 million during 2003 due to a gain on sale of our animal health products.

Operating (Loss) Income

      Due to the factors discussed above, we had an operating loss of $11.7 million during 2004 compared to operating income of $165.9 million in 2003.

Other Income (Expense)

      Interest income equaled $1.1 million in 2004 and $1.0 million in 2003.

      Interest expense totaled $3.1 million in 2004 compared to $3.7 million in 2003.

      Special items affecting other income (expense) include a charge in the amount of $6.5 million during 2004 to reflect our determination that the decline in the fair value of our equity interest in Novavax was other than temporary as of September 30, 2004 and income of $9.3 million during 2003 to reflect a decrease in the valuation allowance for the convertible notes of Novavax. In the event the stock price of Novavax continues to decline, our financial statements for the first quarter of 2005 could be adversely affected. As discussed above, Novavax repurchased the convertible notes from us in July 2004.

Discontinued Operations

      During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette® which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2004 and 2003.

      Special items during 2004 and 2003 include a loss from discontinued operations in the amount of $7.0 million and $5.0 million, or $4.4 million and $3.1 million net of tax expense, respectively.

Income Tax (Benefit) Expense

      During the third quarter of 2004 our income tax benefit equaled $17.2 million as compared to income tax expense of $63.1 million in 2003. The tax benefit in 2004 was primarily due to changes in estimated pre-tax income for the year ending December 31, 2004 and higher estimates of charitable donations for the year.

Net (Loss) Income

      Due to the factors discussed above, we had a net loss of $8.0 million during 2004 compared to net income of $106.4 million in 2003.

Nine Months Ended September 30, 2004 and 2003

Revenues

      Total net revenue decreased $165.1 million, or 14.6%, to $961.7 million in 2004 from $1,126.8 million in 2003, primarily due to lower net sales from our branded pharmaceuticals segment during 2004.

      Net sales from branded pharmaceutical products decreased $172.1 million, or 17.9%, to $788.9 million in 2004 from $961.0 million in 2003. This decrease was primarily the result of lower sales volume, partially offset by price increases. Our lower sales volume was primarily due to significant wholesale inventory reductions plus lower prescription demand for some of our branded pharmaceutical products during 2004. For a discussion regarding our wholesale inventory reductions, please see the “Other Developments” section above.

      Revenues from Meridian Medical Technologies equaled $96.1 million in 2004 and $98.3 million in 2003.

      Revenues from royalties are primarily derived from payments we receive based on sales of Adenoscan®. Revenue from royalties increased $10.2 million, or 21.3%, to $58.1 million in 2004 from $47.9 million in 2003 primarily due to an increase in sales of Adenoscan®. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of Adenoscan® and are not able to predict whether growth will continue, if at all, at the rate experienced in the first nine months of 2004.

      Net revenues from contract manufacturing and other were $18.6 million in 2004 compared to $19.6 million in 2003.

Operating Costs and Expenses

      Total operating costs and expenses decreased $0.8 million, or 0.1%, to $1,025.9 million in 2004 from $1,026.7 million in 2003. Total operating costs and expenses during 2004 and 2003 were relatively flat primarily due to a $73.0 million reduction in the net charge associated with special items included in total operating costs and expenses during 2004 compared to 2003. Other variables which affected total operating costs and expenses during 2004 and 2003 are discussed in more detail below.

      Cost of revenues equaled $266.1 million in 2004 compared to $261.0 million in 2003. Cost of revenues includes special items resulting in charges of $13.5 million during 2004 and $6.5 million during 2003 which are discussed below.

      Cost of revenues from branded pharmaceutical products increased $6.0 million, or 3.3%, to $190.0 million in 2004 from $184.0 million in 2003. This increase was primarily due to an increase in special items affecting cost of revenues during 2004 as compared to 2003. These special items are as follows:

•	As a result of declining prescriptions, we recorded an $8.9 million charge during 2004 primarily related to our purchase commitments for Lorabid® that are in excess of expected demand.

•	We incurred charges in the amount of $4.6 million in 2004 and $4.3 million in 2003 primarily related to the voluntary recalls of certain lots of Levoxyl®.

      Cost of revenues from Meridian Medical Technologies decreased $8.2 million, or 15.5%, to $44.6 million in 2004 from $52.8 million in 2003 partially due to the mix of products sold in the respective periods and a special item consisting of a one-time inventory valuation adjustment associated with our acquisition of Meridian on January 8, 2003 that resulted in a charge of $2.2 million during 2003.

      Cost of revenues from royalties equaled $8.4 million and $8.0 million in 2004 and 2003, respectively.

      Cost of revenues associated with contract manufacturing and other increased $6.7 million, or 40.9%, to $23.1 million in 2004 from $16.4 million in 2003 primarily due to changes in utilization rates at our manufacturing facilities resulting in an increase of overhead allocated to contract manufacturing.

      Total selling, general and administrative expenses increased $75.4 million, or 20.5%, to $442.7 million in 2004 from $367.3 million in 2003. This increase was primarily attributable to operating expenses associated with the expansion of our sales force and increased marketing expenses associated with marketing campaigns for some of our products which together were substantially offset by decreases in co-promotion fees paid under our co-promotion agreement relating to Altace® due to lower sales of Altace® during 2004, as compared to 2003, for the reasons discussed above. Selling, general and administrative expenses include special items of $14.2 million and $22.2 million, respectively, in 2004 and 2003 for professional fees that were primarily related to the ongoing investigations of our company by the SEC and the OIG. Until we fully resolve these investigations, we expect to continue to incur legal and professional fees that could be material to our cash flows and results of operations. Selling, general and administrative expenses in 2004 also include $5.9 million for merger related costs associated with our agreement to merge with Mylan, which has since been terminated.

      As a percentage of total revenues, total selling, general, and administrative expenses increased to 46.0% in 2004 compared to 32.6% in 2003. The increased percentage in 2004 was primarily due to lower net sales of branded pharmaceutical products during 2004 for the reasons discussed above in the section entitled “Wholesale Inventory Reduction.” The increase was also due to increased operating expenses primarily associated with the expansion of our field sales force and increased marketing expenses associated with marketing campaigns for some of our products which were substantially offset by decreases in co-promotion fees paid under our Co-Promotion Agreement relating to Altace® due to lower sales of Altace® during 2004, as compared to 2003.

      Depreciation and amortization expense increased $41.4 million, or 55.1%, to $116.6 million in 2004 from $75.2 million in 2003. This increase was primarily attributable to the amortization of the intangible assets associated with our acquisitions of Sonata® and Skelaxin® on June 12, 2003. For more information regarding estimated future amortization expense, please see Note 8 to our condensed consolidated financial statements included in this report.

      Total research and development expense decreased $155.6 million, to $66.9 million in 2004 from $222.5 million in 2003. This decrease was primarily due to special items that resulted in a charge of $193.0 million during 2003 for acquired in-process research and development associated with our acquisition of Sonata® and Skelaxin® on June 12, 2003 and our acquisition of Meridian on January 8, 2003, offset by a special item during 2004 resulting in a charge of $17.1 million for in-process research and development associated with our entry into a strategic alliance with Palatin and an increase during 2004 in expenses associated with ongoing research and development programs that have progressed to later stages of clinical development.

      In addition to the special items related to cost of revenues of branded pharmaceutical products, selling, general and administrative, and research and development described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $204.5 million during 2004 and $100.7 during 2003. These other special items included the following:

•	An intangible asset impairment charge in the first nine months of 2004 of $132.3 million, which is primarily related to our decision to discontinue the Sonata® MR development program and a greater than expected decline in prescriptions for Florinef® and Tapazole® due to availability of generics for these products. These special items were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of such assets. During January 2003, we were notified of the approval by the FDA of a second generic

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

•	In 2004, we accrued $65.0 million for estimated settlement costs as an operating expense to cover interest, costs, fines, penalties and all other amounts in addition to the $65.4 million that we previously accrued for estimated underpayments to Medicaid and other government pricing programs. For additional information, please see the sections entitled “Governmental Investigations and Securities Litigation” and “Liquidity and Capital Resources.”

•	Restructuring charges in the amount of $10.8 million in the first nine months of 2004 as a result of separation agreements with several of our executives, the relocation of our sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey and our decision to discontinue some relatively insignificant products associated with Meridian Medical Technologies’ business.

•	Income of $9.5 million in 2004 primarily due to a gain on the sale of our Anusol-HC® and Proctocort® product lines, and a gain on the termination of our co-promotion and license agreements with Novavax regarding EstrasorbTM and the repurchase by Novavax of all of its convertible notes which we held.

•	Income in the amount of $10.3 million in 2003 due to a gain on the sale of our animal health products.

•	A charge of $5.9 million in 2004 for merger related costs associated with our recently terminated merger agreement with Mylan.

Operating Income (Loss)

      Due to the factors discussed above, we had an operating loss of $64.2 million during 2004 compared to operating income of $100.1 million in 2003.

Other Income (Expense)

      Interest income decreased $2.4 million to $3.3 million in 2004 from $5.7 million in 2003 primarily due to reduced cash balances in 2004.

      Interest expense was $9.5 million in 2004 compared to $10.1 million in 2003.

      Special items affecting other income (expense) include a charge in the amount of $2.9 million during 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax; a charge in the amount of $6.5 million during 2004 to reflect our determination that the decline in fair value of our equity interest in Novavax was other than temporary as of September 30, 2004 compared to income in the amount of $25.0 million during 2003 to reflect a decrease in the valuation allowance. In the event the stock price of Novavax continues to decline, our financial statements for the first quarter of 2005 could be adversely affected. As discussed above, Novavax repurchased its convertible notes from us in July 2004.

Discontinued Operations

      During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette® which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities are classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2004 and 2003.

      Special items include a loss from discontinued operations in the amount of $172.3 million during 2004, or $109.4 million net of tax benefit, primarily due to an intangible asset write-down to reduce the carrying value of the intangible assets associated with these products during the first quarter of 2004 to their estimated fair value less anticipated costs to sell. We determined the fair value of these intangible assets based on management’s discounted cash flow projections for the products. Prefest® and Nordette® are included in our branded pharmaceuticals segment. Special items during 2003 include a loss from discontinued operations in the amount of $6.4 million, or $4.0 million net of tax benefit.

Income Tax (Benefit) Expense

      For the nine months ended September 30, 2004, we had an income tax benefit of $14.4 million, which excludes any tax benefit related to the Medicaid related charge discussed above and includes the establishment of a valuation allowance against state deferred tax assets. For the nine months ended September 30, 2003 we had income tax expense of $53.9 million which reflects a $128.8 million tax benefit due to the establishment of a valuation allowance against state deferred tax assets and the write-off of acquired in-process research and development.

Net (Loss) Income

      Due to the factors discussed above, we had a net loss equaling $175.0 million during 2004 compared to net income of $62.6 million in 2003.

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

      As additional consideration for Synercid®, an injectable antibiotic acquired on December 30, 2002, we agreed to potential milestone payments. We will pay Sanofi-Aventis a milestone payment of $18.6 million on December 31, 2005, if there is continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium on that date. An additional $25.0 million milestone is payable to Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or we will pay Aventis a one-time payment of $5.0 million the first time during any twelve-month period net sales of Synercid® exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period net sales of Synercid® exceed $75.0 million.

      On June 12, 2003, we acquired the primary care business of Elan and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, Sonata® and Skelaxin®. We will pay royalties on the current formulation of Skelaxin® from the date of closing.

      As discussed above, Elan was working to develop Sonata® MR pursuant to an agreement we had with them. We decided to discontinue the program to develop Sonata® MR. Accordingly, we intend to terminate the agreement with Elan. Although we believe we are entitled to terminate the agreement, we can provide no assurance that we will effectively terminate the agreement and, if we do, under what terms. The agreement currently requires us to pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®.

      As discussed in the “PT-141” subsection of the “Strategic Developments” section, on August 13, 2004, we entered into a collaborative agreement with Palatin to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million achieving certain development and regulatory approval targets. Following regulatory approval and commercialization of PT-141, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.

Governmental Investigations and Securities Litigation

      As previously reported, in March 2003 the SEC initiated a formal investigation of King relating to, among other topics, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol®, and Levoxyl®. More recently, we have reviewed with the staff of the SEC the circumstances giving rise to the restatement of previously issued financial statements as discussed under the heading “Restatement of Previously Issued Financial Statements” in this section.

      In connection with our determination that we underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, we have continued to engage in discussions with representatives of the SEC, the United States Attorney for the Eastern District of Pennsylvania, the Department of Justice, the National Association of Medicaid Fraud Control Units, the Office of Inspector General of the Department of Health and Human Services, the Department of Veterans Affairs, the Centers for Medicare & Medicaid Services, and the Public Health Service. Our objective in these discussions has been to achieve a comprehensive settlement relating to all the matters being investigated by or discussed with all the governmental authorities.

      We have not yet reached any agreements or understandings with respect to the terms of such a settlement and may not ever be able to reach such an agreement. However, based on the status of the discussions to date, we now believe that it is reasonably likely that we will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	We have previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs, and estimated settlement costs with all relevant governmental parties. This amount includes $65.4 million accrued for estimated underpayments to Medicaid and other government pricing programs, and an additional $65.0 million for estimated in the settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other additional amounts. Our current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

•	With respect to the matters being investigated by or discussed with the staff of the SEC, we currently anticipate that we would settle, without admitting or denying, one or more charges that we failed to maintain adequate books and records and internal controls. We anticipate that the action to be settled could also include one or more charges that its public filings contained material misstatements or omissions relating to our financial results for some or all of the periods for which results have been restated as discussed under the heading “Restatement of Previously Issued Financial Statements” in this section. We do not anticipate being required to restate any results for periods prior to 2002.

•	We expect that we will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require us to submit to audits relating to our Medicaid rebate calculations over a five-year period. We do not expect that the resolution of the pending investigations will result in any prohibitions on our sales to Medicaid or any related state or Federal program, nor do we expect any other material restriction on our ability to conduct our business, although we will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	We do not expect that any criminal charges will be asserted against the Company or against any present or former director, officer or employee in connection with the matters being investigated.

      Our ability to achieve a settlement on these or other terms is subject to substantial uncertainties. Our discussions to date have been conducted with the staffs of various agencies and other governmental authorities. We do not yet have any agreements or understandings with any of them. Even if we were to reach such an agreement or understanding with staff personnel, it would be subject to the approval of numerous more senior representatives of the governmental parties, including the members of the U.S. Securities and Exchange Commission, the United States Attorney for the Eastern District of Pennsylvania, senior officials in the Departments of Justice, Health and Human Services and Veterans Affairs, and senior officials in most or all of the States. We expect that our agreements with the various governmental parties will also require that those governmental parties reach numerous agreements among themselves, and that the consummation of our agreement with each governmental party would be dependent on consummation of our agreements with other governmental parties. We also expect that some aspects of a comprehensive settlement would require court approval.

      In light of these uncertainties, we stress that we may not be able to reach a settlement with the governmental parties, whether on the terms described above or at all. As a result, the ultimate amount that we will actually have to pay to resolve these matters could be materially more than the amount accrued to date, and the terms could otherwise be materially less favorable than those described above. Because of these uncertainties and the complexity of completing a comprehensive resolution, we are not yet able to estimate with reasonable confidence the amount of time that will be required to enter into and consummate comprehensive settlement agreements.

      The possible settlement described above would not apply to the related pending class actions and derivative suits, or any other claims by private plaintiffs. While we deny any liability, we are unable to predict the outcome of the class actions and derivative suits or reasonably estimate the range of loss, if any.

      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, former directors, our executive officers, former executive officers, a subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. Plaintiffs in these actions unsuccessfully moved to remand these two cases back to Tennessee state court. These two actions therefore remain part of the consolidated action. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that we, through some of our executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning our business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants filed motions to dismiss the consolidated amended complaint.

      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones Pharma, Inc., a predecessor to one of our wholly owned subsidiaries, King Research and Development, Inc., and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, we and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery and other proceedings in the case are continuing, and no trial date has been set.

      Seven purported shareholder derivative complaints have also been filed in federal and state courts in Tennessee alleging a breach of fiduciary duty, among other things, by some of our officers and directors. On October 26, 2004, all of the defendants named in this action filed a partial answer to the amended consolidated derivative and class action complaint. Discovery in this action has commenced. No trial date has been set.

      Another purported class action complaint was filed on August 16, 2004 in Tennessee state court against us and the members of our board of directors. This new case largely asserts substantially the same claims and seeks the same relief as the class action claim that was recently added to the state derivative action described above. Defendants in that action filed a motion to dismiss on November 30, 2004; that motion is pending and no hearing date has been set.

      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). As amended, the complaint alleges that we and certain of our executive officers, former executive officers, directors, former directors and an employee violated fiduciary duties that they allegedly owed our 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action are similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005.

      We intend to defend all of these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

      If any governmental sanctions are imposed in excess of those described above, or if we were not to prevail in the pending litigation, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the governmental investigations, resolving the amounts owed to governmental agencies in connection with the underpayments and defending us in the pending litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

Nine Months Ended September 30, 2004

      We generated net cash from continuing operations of $158.3 million for the nine months ended September 30, 2004. Our net cash provided from operations was primarily the result of a $65.6 million net loss from continuing operations, adjusted for non-cash depreciation and amortization from continuing operations of $116.6 million, intangible asset impairment charges from continuing operation of $132.3 million, a change in deferred taxes of $40.4 million and changes in working capital. Changes in working capital include an increase in inventory of $15.8 million, an increase in accrued expenses of $28.8 million, a decrease in accounts payable of $22.2 million, a decrease in income taxes payable of $59.3 million, an increase in accounts receivable of $3.2 million, and an increase in prepaid expenses of $16.3 million.

      Investing activities reduced cash flow by $71.1 million primarily due to milestone payments related to the acquisition of the primary care business of Elan of $36.0 million and the purchase of property, plant and equipment of $41.9 million, and the collaboration agreement with Palatin of $20.0 million.

      Financing activities contributed $4.1 million to cash flow due to the exercise of employee stock options.

      Discontinued operations provided $10.8 million in cash flows. This was primarily the result of a $109.4 loss from discontinued operations, adjusted for non-cash depreciation and amortization of $4.4 million, a change in taxes of $62.9 million, an intangible asset impairment charge of $175.0 million and changes in working capital.

Certain Indebtedness and Other Matters

      As of September 30, 2004, we had $345.0 million of long-term debt (including current portion) outstanding, up to $388.4 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration.

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

      On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of September 30, 2004, we have complied with these covenants. As of September 30, 2004, there were no outstanding borrowings under this facility, and $11.6 million outstanding for letters of credit under this facility.

Capital Expenditures

      Capital expenditures, including capital lease obligations, were $41.1 million and $33.5 million for the nine months ended September 30, 2004 and 2003, respectively. The principal capital expenditures during the nine months ended September 30, 2004 included property and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R), (Share-based Payment) that requires us to expense costs related to share-based payment transactions with employees. SFAS No. 123(R) becomes mandatorily effective on July 1, 2005. We are in the process of evaluating the impact of this standard.

      In November 2004, the FASB issued SFAS No. 151, (Inventory Costs), an amendment of ARB No. 43. SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. We are currently evaluating the effect that SFAS No. 151 will have on our financial reporting.

Critical Accounting Policies

      We have chosen accounting policies that we believe are appropriate to accurately and fairly report our operating results and financial position, and apply those accounting policies in a consistent manner.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

      Significant estimates for which it is reasonably possible that a material change in estimate could occur in the near term include forecasted future cash flows used in testing for impairments of intangible and tangible assets and loss accruals for excess inventory and fixed purchase commitments under our supply contracts. Forecasted future cash flows in particular require considerable judgment and are subject to inherent imprecision. In the case of impairment testing, changes in estimates of forecasted future cash flows could result in an immediate material impairment charge and, whether or not they result in an impairment charge, could result prospectively in a reduction in the estimated remaining useful life of tangible or intangible assets, which could be material to the financial statements.

      Other significant estimates include accruals for Medicaid and other rebates, returns and chargebacks, allowances for doubtful accounts and estimates used in applying the revenue recognition policy and accounting for the Co-Promotion Agreement with Wyeth.

      We are subject to risks and uncertainties that may cause actual results to differ from the related estimates, and the Company’s estimates may change from time to time in response to actual developments and new information.

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development, if any, and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The assignment of lives based on these factors necessarily involves considerable judgment. However, patents have specific legal lives over which they are amortized. Conversely, trademarks and product rights have no specific legal lives. Trademarks and product rights will continue to be an asset to us after the expiration of the patent, as their economic value is not tied exclusively to the patent. We believe that by establishing separate lives for the patent versus the trademark and product rights, we are in essence using an accelerated method of amortization for the product as a whole. This results in greater amortization in earlier years when the product is under patent protection, as we are amortizing both the patent and the trademark and product rights, and less amortization after the product has the potential for generic competition, as the amortization on the patent is eliminated. Because we have no discernible evidence to show a decline in cash flows for trademarks and product rights, or for patents, we use the straight-line method of amortization for both intangibles.

We review our property, plant and equipment and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We review our goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In any event, we evaluate the remaining useful lives of our intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through our quarterly evaluation of intangibles for impairment. Further, on an annual basis, we review the life of each intangible asset and make adjustments as deemed appropriate. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

We may incur impairment charges in the future if prescriptions for, or sales of, our products are less than current expectations and result in a reduction of our estimated undiscounted future cash flows. This may be caused by many factors, including competition from generic substitutes, significant delays in the manufacture of supply of materials, the publication of negative results of studies or clinical trials, or new legislation or regulatory proposals.

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated, excess quantities or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a specific identification basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, our current inventory levels, or purchase commitments exceed actual inventory quantities which we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and commercial and Medicaid rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

Our product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. We estimate our Medicaid rebate and commercial contractual rebate accruals based on estimates of usage by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our contractual and regulatory rebate obligations. We estimate our chargeback accrual based on our estimates of the level of inventory of our products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates.

Our accruals for returns, chargebacks and rebates are adjusted as appropriate for specific known developments that may result in a change in our product returns or our rebate and chargeback obligations. In the case of product returns, we monitor demand levels for our products and the effects of the introduction of competing products and other factors on this demand. When we identify decreases in demand for products or experience higher than historical rates of returns caused by unexpected discrete events, we further analyzes these products for potential additional supplemental reserves.

The following tables summarize the activity in our accruals for rebates, returns and chargebacks:

     Accrual for Rebates (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Beginning balance, net of prepaid amounts	$212,613	$213,893
Current provision related to sales made in current period	73,104	236,841
Current provision related to sales made in prior periods due to change in estimates	6,093	(1,397)
Actual rebates	(95,884)	(253,411)

Ending balance, net of prepaid amounts	$195,926	$195,926

     Accrual for Returns (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Beginning balance*	$99,847	$82,477
Current provision	26,762	112,724
Supplemental provision*	27,556	27,556
Actual returns	(50,347)	(118,939)

Ending balance	$103,818	$103,818

     Accrual for Chargebacks (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2004	2004

Beginning balance*	$32,622	$25,349
Current provision	18,572	90,333
Actual chargebacks	(26,147)	(90,635)

Ending balance	$25,047	$25,047

*	restated

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties.

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

      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Levoxyl®, Thrombin-JMI® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace® and Skelaxin®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	the development and approval of a diazepam-filled auto-injector, a new inhaler for Intal® using the alternative propellant HFA and an Altace®-chlorthalidone combination product;

•	our continued successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the development of product line extensions;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC and OIG investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report;

•	the ongoing implementation of our new information technology system; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

      These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section in our 2004 Form 10-K and in other sections of this report.

Item 3.     Quantitative and Qualitative Disclosure about Market Risk

      Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

      As of September 30, 2004, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.

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

Item 4.     Controls and Procedures —

     Internal Control over Financial Reporting as of September 30, 2004

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems have inherent limitations. Therefore, internal control over financial reporting, no matter how well-designed, may not prevent or detect misstatements. Also, controls may become inadequate in future periods because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

      As described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to our reserve for product returns. We also delayed the filing of our Quarterly Report on Form 10-Q for the third quarter of 2004 pending the completion of the reserves review.

      The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. Considering this guidance, we evaluated the methodological errors that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of September 30, 2004.

      Management has concluded that the material weakness that existed as of the end of the third quarter of 2004 was remediated during the fourth quarter. Our remedial steps included the adoption of revised methodologies for estimating our product returns.

      As required by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management will conduct an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. Our registered public accounting firm will issue an audit report on management’s assessment of our internal control over financial reporting.

     Changes in Internal Control

      Except as discussed above, there have been no changes in our internal controls that occurred during the quarter ended September 30, 2004, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

     Evaluation of Disclosure Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure.

      Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2004.

      Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, due to the material weakness as of September 30, 2004 and the delay in filing our Form 10-Q, our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      The information required by this Item is incorporated by reference to Note 11 to the condensed consolidated financial statements included elsewhere in this report.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

10.1	—	Offer letter to Brian A. Markison dated July 15, 2004.
10.2	—	Collaborative Development and Marketing Agreement dated August 12, 2004 by and between Palatin Technologies, Inc. and King Pharmaceuticals, Inc.
10.3	—	Separation and Non-Disclosure Agreement dated July 13, 2004 by and between King Pharmaceuticals, Inc. and Jefferson J. Gregory
10.4	—	Severance and Non-Disclosure Agreement dated May 7, 2004 by and between King Pharmaceuticals, Inc. and Kyle P. Macione
31.1	—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of James R. Lattanzi, Chief Financial Officer of King Pharmaceuticals, Inc. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of James R. Lattanzi, Chief Financial Officer of King Pharmaceuticals, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

Date: March 16, 2005

By:	/s/ BRIAN A. MARKISON

Brian A. Markison
President and Chief Executive Officer

Date: March 16, 2005

By:	/s/ JAMES R. LATTANZI

James R. Lattanzi
Chief Financial Officer