Form 10-K
period 2004-12-31
KING PHARMACEUTICALS INC
filed 2005-03-21
CIK 1047699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2004 was $2,756,397,796. The number of shares of Common Stock, no par value, outstanding at March 14, 2005 was 241,723,694.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the 2005

Annual Meeting of Shareholders (to be filed)
Part III

Explanatory Statement

Restatement of previously issued financial statements

      We have restated our previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to our reserve for product returns.

      After experiencing an unusually high level of product returns during late 2003 and the first three quarters of 2004, we decided to conduct a thorough evaluation of our returns reserve before formally closing the third quarter of 2004. Accordingly, on October 28, 2004, we publicly announced that we were conducting a review of our returns reserve and that our preliminary financial results for the third quarter of 2004 were subject to change as a result of the review. We subsequently delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which we are filing contemporaneously with this Annual Report on Form 10-K.

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

      For a discussion of the restatement adjustments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements” and Note 2 to the audited consolidated financial statements.

      All amounts referenced in this Annual Report for 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004 reflect the relevant amounts on a restated basis. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2002 or 2003, or our Quarterly Reports on Form 10-Q for quarterly periods from January 1, 2002 through June 30, 2004. The previously issued financial statements for 2002, 2003, and the first two quarters of 2004 should no longer be relied upon.

PART I

Item 1.	Business

      King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our wholly owned subsidiaries are Monarch Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Meridian Medical Technologies, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals of Nevada, Inc.; and Monarch Pharmaceuticals Ireland Limited.

      Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our website is www.kingpharm.com where you may view our Corporate Code of Conduct and Ethics. We have, since November 15, 2002, made available through our website our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments as soon as reasonably practicable. These filings are also available to the public over the Internet at the website of the SEC at http://www.sec.gov. You may also read and copy any document that we file at the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

      King is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. By “vertically integrated,” we mean that we have the capabilities of a major pharmaceutical company, including

•	sales and marketing,

•	research and development,

•	business development,

•	manufacturing,

•	packaging,

•	distribution,

•	quality control and assurance, and

•	regulatory affairs.

      Through a national sales force consisting of approximately 1,050 approved positions, and through marketing alliances, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, psychiatrists, neurologists, pain specialists, sleep specialists, and hospitals across the United States and in Puerto Rico.

      Our business strategy includes the development of new branded prescription pharmaceutical products, including new chemical entities, as well as the acquisition or in-licensing of compounds already in development, that provide us with strategic pipeline product opportunities.

      Our business strategy also includes acquiring currently marketed branded pharmaceutical products and increasing their sales through focused marketing and promotion and product life cycle management. By “product life cycle management,” we mean the extension of the economic life of a product, including seeking and gaining all necessary related governmental approvals, by such means as:

•	securing U.S. Food and Drug Administration, which we refer to as the “FDA,” approved new label indications;

•	developing and producing different strengths;

•	producing different package sizes;

•	developing new dosages; and

•	developing new product formulations.

      We acquire currently marketed branded products primarily from larger pharmaceutical companies. These companies sell products for various reasons, including limiting their operating expenses or eliminating duplicate products.

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

      Unlike many of our competitors, we have a broad therapeutic focus that provides us with opportunities to develop or acquire a wide variety of products or late stage compounds. In addition, we have well known products in all of our therapeutic categories that generate high prescription volumes. Our branded pharmaceutical products can be divided primarily into the following therapeutic areas:

•	cardiovascular (including Altace®, Corzide®, Procanbid® and Thalitone®),

•	endocrinology (including Levoxyl®, Cytomel® and Triostat®),

•	neuroscience (including Sonata® and Skelaxin®),

•	critical care (including Thrombin-JMI®, Synercid® and Brevital®),

•	anti-infectives (including Bicillin®, Cortisporin® and Neosporin®)and

•	respiratory (including Intal® and Tilade®).

      Additionally, we manufacture pharmaceutical products under contracts with a variety of pharmaceutical and biotechnology companies. We have not accepted or renewed manufacturing contracts for third parties where we perceived insignificant volumes or revenues.

      The following summarizes net revenues by operating segment (in thousands) all of which are derived from activities within the United States and Puerto Rico.

	For the Years Ended December 31,

	2002	2003
	(restated)	(restated)	2004

Branded pharmaceuticals	$992,520	$1,272,350	$1,076,517
Meridian Medical Technologies	—	124,157	123,329
Royalties	58,375	68,365	78,473
Contract manufacturing	35,936	27,289	26,046
Other	1,193	628	(1)

Total	$1,088,024	$1,492,789	$1,304,364

Key Historical Milestones

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

      On August 31, 2000, we acquired Jones Pharma Incorporated in an all stock transaction accounted for as a pooling of interests valued at approximately $2.4 billion. We exchanged approximately 98.4 million shares (post subsequent stock splits) of King common stock for all of the outstanding shares of Jones. Each share of Jones was exchanged for 1.5 shares (post subsequent stock splits) of King common stock. In addition, outstanding Jones stock options were converted at the same exchange ratio to purchase approximately 5.4 million shares (post subsequent stock splits) of King common stock. In the fourth quarter of 2004, Jones merged into King Research and Development, one of our wholly owned subsidiaries.

      On December 30, 2002, we licensed or acquired the rights to three branded pharmaceutical products from Aventis for the initial cash payment of $197.5 million, plus $3.8 million of expenses. The products involved include rights in the United States, Puerto Rico, and Canada to Intal® and Tilade®, inhaled anti-inflammatory agents for the management of asthma. We also obtained worldwide rights, excluding Japan, to Synercid®, an injectable antibiotic indicated for treatment of vancomycin-resistant enterococcus faecium and treatment of some complicated skin and skin structure infections. In addition to the initial cash payment, we paid $10.3 million in December 2003 as a milestone payment due to the continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. As additional consideration for Synercid®, we have agreed to remaining potential milestone payments to Aventis totaling $64.8 million.

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

      On June 12, 2003, we acquired the primary care business of Elan Corporation, plc, and that of some of its subsidiaries, in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force. Product rights subject to the agreement include those related to Sonata®, a nonbenzodiazepine treatment for insomnia, and Skelaxin®, a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan’s sale of Skelaxin® included related New Drug Applications, which we refer to as “NDA,” copyrights, trademarks, patents and rights pertaining to potential new formulations of Skelaxin®. Elan’s sale of Sonata® included its rights to the product, as well as certain related copyrights. We also acquired certain intellectual property, regulatory, and other assets relating to Sonata® directly from Wyeth. Under the terms of the agreement, we secured an exclusive license to the intellectual property rights in this territory of both Wyeth and Elan to the extent they relate to new formulations of Sonata®, other than for use in animals. The total estimated purchase price of $814.4 million includes the cost of acquisition, assumed liabilities and a portion of contingent liabilities. The purchase price also includes the transfer of inventory with a value of approximately $40.4 million. In addition to the initial purchase price, we paid $25.0 million during January 2004 as a milestone payment to Elan relating to the ongoing exclusivity of Skelaxin®. We also will pay royalties on the current formulation of Skelaxin® from the date of closing.

      On June 19, 2003, we received FDA approval of our supplemental New Drug Application, which we refer to as “sNDA,” covering pediatric and adult formulations of our nerve gas antidote AtroPen®. This is the first time that pediatric formulations of this homeland security product have been approved for use in the United States. AtroPen® utilizes our auto-injector technology.

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

      On August 12, 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT,-141 for the treatment of male and female sexual dysfunction. Pursuant to the terms of the agreement, Palatin has granted King a co-exclusive license with Palatin to PT-141 in North America and an exclusive right to collaborate in the licensing or sublicensing of PT-141 with Palatin outside North America. PT-141 is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction. This new chemical entity is being evaluated in Phase II clinical trials studying the efficacy and safety profile of varying doses of this novel compound in men experiencing erectile dysfunction, which we refer to as “ED,” and women experiencing female sexual dysfunction, which we refer to as “FSD.” We paid Palatin approximately $20.0 million on entering into the collaborative agreement, which included a $3.4 million equity investment in Palatin. Additionally, we may pay potential milestone payments to Palatin of up to $100.0 million for achieving certain ED and FSD development and regulatory approval targets. After regulatory approval and commercialization of PT-141, we may also pay potential milestone payments to Palatin of up to $130.0 million upon achieving specified annual North American net sales thresholds.

      On September 17, 2004, we received FDA approval of our sNDA covering infant formulations of our nerve gas antidote AtroPen®. This is the first time that infant formulations of this homeland security product have been approved for use in the United States. AtroPen® utilizes our auto-injector technology.

      In December 2004, we completed the Phase IV clinical trial to determine the safety and effectiveness of Altace® in the treatment of hypertension (high blood pressure) in children. We refer to this trial as “TOPHAT” (Treatment of Pediatric Hypertension with Altace Trial).

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

      The industry is affected by the following:

•	the aging of the patient population, including diseases specific to the aging process and demographic factors, including obesity, diabetes, cardiovascular disease, and patient and physician demand for products that meet chronic or unmet medical needs;

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby pharmaceutical companies are acquiring one another or smaller biotechnology companies and divestitures of products deemed “non-strategic”;

•	cost containment and downward price pressure from managed care organizations and governmental entities, both in the United States and overseas;

•	increased drug development and manufacturing costs for pharmaceutical producers;

•	the rise of generic companies and challenges to patent protection and exclusivity;

•	increased governmental scrutiny of the healthcare sector, including issues of patient safety, cost efficacy and reimbursement/ insurance matters; and

•	the cost of advertising and marketing, including direct-to-consumer advertising on television and in print.

Branded Pharmaceuticals

      We market a variety of branded prescription products that primarily can be divided into the following therapeutic areas:

•	cardiovascular (including Altace®, Corzide®, Thalitone® and Procanbid®),

•	endocrinology (including Levoxyl®, Cytomel® and Triostat®),

•	neuroscience (including Sonata® and Skelaxin®),

•	critical care (including Thrombin-JMI®, Synercid® and Brevital®),

•	anti-infective (including Bicillin®, Cortisporin® and Neosporin®), and

•	respiratory (including Intal® and Tilade®).

      Our branded pharmaceutical products are generally in high volume therapeutic categories and are well known for their indications (for example, Altace®, Skelaxin®, Sonata® and Levoxyl®). Branded pharmaceutical products represented 82.5% and 85.2% of total net revenues for each of the years ended December 31, 2004 and 2003.

      Cardiovascular. Altace®, an ACE inhibitor, is our primary product within this category. In August 1999, the results of the Heart Outcomes Prevention Evaluation trial, which we refer to as the “HOPE trial,” were released. The HOPE trial determined that Altace® significantly reduces the rates of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in a broad range of high-risk cardiovascular patients. On October 4, 2000, the FDA approved our sNDA. This approval permits the promotion of Altace® to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low HDL levels, cigarette smoking or documented microalbuminuria). Corzide® is a combination beta blocker and thiazide diuretic indicated for the management of hypertension. Corgard® is a beta-blocker indicated for the management of hypertension as well as long-term management of patients with angina pectoris. Procanbid® is a branded pharmaceutical product used to treat arrhythmia. Thalitone® is a hypertension diuretic tablet indicated for the management of hypertension. These products are marketed primarily to primary care physicians and cardiologists.

      Endocrinology. We have a number of leading branded pharmaceutical products in this category, including Levoxyl®, Cytomel® and Triostat®, which are indicated for the treatment of thyroid disorders. These products are marketed primarily to primary care physicians and endocrinologists.

      Neuroscience. Products in this category include Sonata® and Skelaxin®. Sonata® is a nonbenzodiazepine treatment for insomnia which is promoted primarily to primary care physicians, neurologists, psychiatrists and sleep specialists. Skelaxin® is a muscle relaxant indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions. This product is marketed primarily to primary care physicians, neurologists, orthopedic surgeons and pain specialists.

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

      Some of our branded prescription products are described below:

Company Acquired From
Product	and Date of Acquisition	Product Description and Indication

Cardiovascular Altace®(1)	Aventis (December 1998)	A hard-shell capsule for oral administration indicated for the treatment of hypertension and reduction of the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over either with a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (such as elevated cholesterol levels or cigarette smoking). Altace® is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining acute myocardial infarction.

Thalitone®(2)	Horus Global HealthNet (December 1996)	A hypertension-diuretic tablet indicated for the management of hypertension, either alone or in combination with other antihypertensive drugs, and for adjunctive therapy edema associated with congestive heart failure and various forms of renal dysfunction.

Procanbid®	Pfizer (February 1998)	A procainamide extended-release tablet indicated for the treatment of documented ventricular arrhythmia, such as sustained ventricular tachycardia, that, in the judgment of a physician, are life-threatening.

Corzide®	Bristol-Myers Squibb (August 2001)	A combination beta blocker and thiazide diuretic tablet indicated for the management of hypertension.

Corgard®(3)	Bristol-Myers Squibb (August 2001)	A beta-blocker tablet, indicated for the management of hypertension as well as long term management of patients with angina pectoris.

Adrenalin®	Pfizer (February 1998)	A sterile solution made from the active principle of the adrenal medulla used to relieve respiratory distress and hypersensitivity reactions and restore cardiac rhythm in cardiac arrest due to various causes.

Company Acquired From
Product	and Date of Acquisition	Product Description and Indication

Endocrinology
Levoxyl®	Jones (August 2000)	Color-coded, potency marked tablets indicated for thyroid hormone replacement or supplemental therapy for hypothyroidism.

Cytomel®	Jones (August 2000)	A tablet indicated in the medical treatment of hypothyroidism. The only commercially available thyroid hormone tablet containing T(3) as a single entity.

Triostat®	Jones (August 2000)	A sterile non-pyrogenic aqueous solution for intravenous administration indicated in the treatment of myxedema coma/precoma.

Tapazole®	Jones (August 2000)	A tablet indicated in the medical treatment of hyperthyroidism.

Florinef®	Bristol-Myers Squibb (August 2001)	A partial replacement tablet therapy for primary and secondary adrenocortical insufficiency in Addison’s disease and for the treatment of salt-losing adrenogenital syndrome.

Neuroscience
Sonata®	Elan (June 2003)	A nonbenzodiazepine capsule treatment for insomnia.

Skelaxin®	Elan (June 2003)	A muscle relaxant tablet indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions.

Critical Care
Thrombin-JMI®	Jones (August 2000)	A chromatographically purified topical (bovine) thrombin solution indicated as an aid to hemostasis whenever oozing blood and minor bleeding from capillaries and small venules is accessible.

Synercid®	Aventis (December 2002)	An injectable antibiotic indicated for treatment of certain complicated skin and skin structure infections.

Brevital®	Jones (August 2000)	An anesthetic solution for intravenous use in adults and for rectal and intramuscular use only in pediatric patients.

Company Acquired From
Product	and Date of Acquisition	Product Description and Indication

Anti-Infective
Bicillin®	Wyeth (July 2000)	A penicillin-based antibiotic suspension for deep muscular injection indicated for the treatment of infections due to penicillin-G-susceptible microorganisms that are susceptible to serum levels common to this particular dosage form.

Cortisporin®	GlaxoSmithKline (March 1997)	A full line of prescription antibiotic and anti-inflammatory formulations of ophthalmic ointments and suspensions, otic solutions and suspensions, and topical creams and ointments indicated for the treatment of corticosteroid- responsive dermatoses with secondary infections.
Viroptic®	GlaxoSmithKline (May 1997)	A sterile ophthalmic solution indicated for the treatment of ocular Herpes simplex virus, idoxuridine-resistant Herpes and vidarabine-resistant Herpes. Viroptic® is also indicated for use in pediatric patients, ages six and above.

Neosporin®(4)	GlaxoSmithKline (November 1997)	A prescription strength ophthalmic ointment and solution indicated for the topical treatment of ocular infections. It is also formulated as a prescription strength genito-urinary concentrated sterile irrigant indicated for short-term use as a continuous irrigant or rinse to help prevent infections associated with the use of indwelling catheters.

Polysporin®(4)	GlaxoSmithKline (November 1997)	A prescription strength wide range antibacterial sterile ointment indicated for the topical treatment of superficial ocular infections.

Chloromycetin®	Pfizer (February 1998)	A broad spectrum antibiotic for bacterial infections that are not responsive to other antibiotics or when other antibiotics are contraindicated.

Septra®	GlaxoSmithKline (November 1997)	An antibiotic tablet, suspension and infusion indicated for the treatment of infectious diseases, including urinary tract infections, pneumonia, enteritis and ear infections in adults and children.

Company Acquired From
Product	and Date of Acquisition	Product Description and Indication

Coly-MycinM®	Pfizer (February 1998)	An antibiotic sterile parenteral indicated for the treatment of acute or chronic infections due to sensitive strains of certain gram-negative bacteria and a sterile aqueous suspension for the treatment of superficial bacterial infections of the external auditory canal.

Silvadene®	Aventis (December 1998)	A topical antimicrobial cream indicated as an adjunct for the prevention and treatment of wound sepsis in patients with second-and third-degree burns.

Respiratory
Intal®	Aventis (December 2002)	An oral multi-dose inhaler of a non- steroidal anti-inflammatory agent for the preventive management of asthma.
Tilade®	Aventis (December 2002)	An oral multi-dose inhaler of a non- steroidal anti-inflammatory agent for the preventive management of asthma.

(1)	We acquired licenses for the exclusive rights in the United States under various patents to the active ingredient in Altace®.
(2)	We acquired the trademark and patents for Thalitone® from Boehringer Ingelheim Pharmaceuticals, Inc.
(3)	We acquired a fully paid license to Corgard® in the United States.
(4)	We have exclusive licenses, free of royalty obligations, to manufacture and market prescription formulations of Neosporin® and Polysporin®.

      Net sales of many of our branded prescription products for the year ended December 31, 2004 are set forth in the tables below.

Cardiovascular	Net sales	Respiratory	Net sales	Other	Net sales

	(in millions)		(in millions)		(in millions)
Altace®	$347.3	Intal®	$6.5	Delestrogen®	$7.4
Corzide®	4.4	Other	3.0	Menest®	5.3
Corgard®	6.3			Aplisol®	12.6
Procanbid®	4.0			Tigan®	3.6
Other	1.3			Other	5.9

Endocrinology	Net sales	Anti-infectives	Net sales

	(in millions)		(in millions)
Levoxyl®	$104.8	Synercid®	$16.8
Cytomel®	21.4	Bicillin®	32.2
Triostat®	3.1	Neosporin®	7.1
Tapazole®	3.0	Other	(3.4)

Neuroscience	Net sales	Critical Care	Net sales

	(in millions)		(in millions)
Skelaxin®	$238.6	Thrombin-JMI®	$174.6
Sonata®	$60.4	Brevital®	8.8
		Ketalar®	1.5
		Other	0.4

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

      Our Meridian segment also has pharmaceutical products that are presently sold primarily to the DoD under an Industrial Base Maintenance Contract which is terminable by the DoD at its convenience. These products include AtroPen® and ComboPen® which are nerve agent antidotes. AtroPen® is an atropine-filled auto-injector and ComboPen® consists of an atropine-filled auto-injector and a pralidoxime-filled auto-injector. Other products sold to the DoD include a diazepam-filled auto-injector for the treatment of seizures and a morphine-filled auto-injector for pain management. Additionally, in January 2004, Meridian began selling a new auto-injector to the DoD called the Antidote Treatment Nerve Agent Auto-injector. This auto-injector product, also a nerve agent antidote, utilizes a dual chambered auto-injector and injection process to administer atropine and pralidoxime, providing an improved, more efficient means of delivering these nerve agent antidotes.

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

Contract Manufacturing

      We utilize a portion of our excess manufacturing capacity to provide third-party contract manufacturing. We currently provide contract manufacturing for many pharmaceutical and biotechnology companies, including Pfizer, Centocor, Inc., Santen Incorporated and Hoffman-LaRoche Inc. Many of the products that we contract manufacture are difficult to manufacture and, therefore, do not attract significant competition. Contract manufacturing as a percentage of total revenues equaled approximately 2.0% for the year ended December 31, 2004. We believe contract manufacturing provides the following benefits:

•	a means of absorbing overhead costs and, as such, is an efficient utilization of excess capacity; and

•	experience in manufacturing a broad line of formulations, which is advantageous to us in pursuing and integrating acquired products.

Sales and Marketing

      Our commercial operations organization, which includes sales and marketing, is based in Princeton, New Jersey. We have a national sales force consisting of approximately 1,050 approved positions. We distribute our branded pharmaceutical products primarily through wholesale pharmaceutical distributors. These products are ordinarily dispensed to the public through pharmacies by prescription. Our marketing and sales promotions for branded pharmaceutical products principally target general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, neurologists, psychiatrists, pain specialists, sleep specialists and hospitals through detailing and sampling to encourage physicians to prescribe more of our products. The sales force is supported and supplemented by co-promotion arrangements, telemarketing and direct mail, as well as through advertising in trade publications and representation at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We intend to seek new markets in which to promote our product lines and will continue expansion of our field sales force as product growth, product acquisitions or product approvals warrant. We seek new international markets for product lines for which we have international rights. The marketing and distribution of these products in foreign countries generally require the prior registration of the products in those countries. We generally seek to enter into distribution agreements with companies with established marketing and distribution capabilities to distribute the products in foreign countries since we do not have a distribution mechanism in place for distribution outside the United States and Puerto Rico.

      Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2004, approximately 70% of our sales were attributable to three key wholesalers: Cardinal/Bindley (29.0%), Amerisource Bergen Corporation (15.0%) and McKesson Corporation (26.0%).

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

      We can produce a broad range of dosage formulations, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to capture higher margins and pursue product line extensions more efficiently. We manufacture a portion of the finished dosage form of Altace® at our Bristol facility. However, currently many of our product lines, including Skelaxin®, Sonata®, Delestrogen®, Corgard®, Intal®, Tilade®, Synercid® and Cortisporin® are manufactured for us by third parties. As of December 31, 2004, capacity utilization was approximately 30% at the Bristol facility, approximately 20% at the Rochester facility, approximately 100% at the Middleton facility, approximately 65% at the St. Petersburg facility and approximately 75% at the St. Louis facility. With the exception of the Middleton and St. Petersburg facilities, we believe our facilities provide us with substantial manufacturing capacity for future growth. Thrombin-JMI® is the only product we manufacture at our Middleton facility. We are currently working to expand our capacity for Thrombin-JMI®; a portion of such expansion should be completed in the fourth quarter of 2005. We intend to transfer, when advantageous, production of acquired branded pharmaceutical products and their product line extensions to our manufacturing facilities as soon as practicable after regulatory requirements and contract manufacturing requirements are satisfied.

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

Research and Development

      With our acquisition of Medco Research on February 25, 2000, we established the foundation for our research and development capability. Today, King Pharmaceuticals Research and Development is engaged in the development of chemical compounds, including new chemical entities, which provide us with strategic pipeline opportunities for the commercialization of new branded prescription pharmaceutical products. In addition to developing new chemical compounds, we pursue means of enhancing the value of existing products through new uses and formulations that may provide additional benefits to patients and improvements in the quality and efficiency of our manufacturing processes.

      We invest in research and development because we believe it is important to our long-term growth. We presently employ approximately 76 people in research and development, which include pre-clinical and toxicology experts, medical affairs personnel, statisticians and project managers.

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

      Our development projects involving currently marketed compounds include the following:

•	an Altace®/ diuretic combination product; and

•	a new formulation of Intal®, for the long-term management of asthma, utilizing the environmentally friendly propellant HFA.

      Other compounds in development include the following:

•	binodenoson, our next generation cardiac pharmacologic stress-imaging agent;

•	PT-141, an investigational new drug for the treatment of ED and FSD;

•	T-62, an investigational drug for the treatment of neuropathic pain; and

•	MRE0094, an investigational drug for the topical treatment of chronic diabetic neuropathic foot ulcers.

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

      Our research and development expenses were $28.2 million in 2002, $44.1 million in 2003 and $67.9 million in 2004, excluding research and development in-process at the time of acquisition. In-process research and development expenses were $12.0 million for the year ended December 31, 2002, $194.0 million for the year ended December 31, 2003 and $16.3 million for the year ended December 31, 2004.

Government Regulation

      Our business and our products are subject to extensive and rigorous regulation at both the federal and state levels. Nearly all of our products are subject to pre-market approval requirements. New drugs are approved under, and are subject to, the Food, Drug and Cosmetics Act, which we refer to as the “FDC Act,” and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, which we refer to as the “PHS Act,” and related regulations. Biological drugs are licensed under the PHS Act.

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

      When we acquire the right to market an existing approved pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer to us of marketing rights to the pharmaceutical products. We are also required to discuss with the FDA any changes in certain conditions in the approved application as set forth in the FDA’s regulations. Our business strategy includes acquiring branded pharmaceutical products and transferring, when advantageous, their manufacture to our manufacturing facilities as soon as practicable after regulatory requirements are satisfied. In order to transfer manufacturing of the acquired branded products, we must demonstrate, by filing information with the FDA, that we can manufacture the product in accordance with current Good Manufacturing Practices, which we refer to as “cGMPs,” and the specifications and conditions of the approved marketing application. For changes requiring prior approval, there can be no assurance that the FDA will grant such approval in a timely manner, if at all.

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

      The Rochester facility was inspected by the FDA in November/December 2004. During this inspection, the FDA made cGMP observations in a written report provided to us. This written report is known as an “FDA Form 483” or simply as a “483.” The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection. While no law or regulation requires us to respond to a 483, we provided the FDA with a written response to the 483 related to the November/December 2004 inspection of the Rochester facility, including action plans to address the observations. The 483 from November/December 2004 does not require us to delay or discontinue the production of any products made at the Rochester facility.

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

      In connection with the Altace® product line, we acquired a license for the exclusive rights in the United States and Puerto Rico to various Aventis patents, including the rights to the active ingredients in Altace® having patents listed in the FDA Orange Book that expire in January 2005, October 2008 and April 2012. Our rights include the use of the active ingredients in Altace® generally in combination as human therapeutic or human diagnostic products in the United States. For a discussion of challenges to our patents by generic drug manufacturers, please see the section entitled “Risk Factors” under the heading “If we cannot successfully enforce our rights under the patents relating to two of our largest products, Altace® and Skelaxin® or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, our results of operations could be materially adversely affected.” We also own U.S. patents listed in the FDA’s Orange Book that expire in August 2014 for Procanbid®. Additionally, we own a U.S. patent for Thalitone®, which is listed in the FDA’s Orange Book and expires in June 2007.

      Skelaxin® has two method-of-use patents listed in the FDA’s Orange Book, which do not expire until December 2021. For a discussion of challenges to our patents by generic drug manufacturers, please see the section entitled “Risk Factors” under the heading “If we cannot successfully enforce our rights under the patents relating to two of our largest products, Altace® and Skelaxin®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, our results of operations could be materially adversely affected.”

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

      We have exclusive licenses expiring in June 2036 for the prescription formulations of Neosporin® and Polysporin®. These licenses are subject to early termination in the event we fail to meet specified quality control standards, including cGMP regulations with respect to the products, or commit a material breach of other terms and conditions of the licenses which would have a significant adverse effect on the uses of the licensed products retained by the licensor, which would include among other things, marketing products under these trade names outside the prescription field.

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

      We receive royalties on sales of Adenoscan®, a product that we successfully developed. Adenoscan® has patent coverage that extends to March 2015.

      In addition to the intellectual property for the currently marketed products described above, we also have acquired intellectual property related to various products currently under development. For example, we own all issued patents on T-62 and related backup compounds currently under development for the treatment for neuropathic pain. In connection with our collaborative agreement with Palatin Technologies, Inc., we have acquired a co-exclusive license to intellectual property rights related to PT-141, currently being developed for the treatment of male and female sexual dysfunction. Furthermore, in connection with the development of MRE0094, we have acquired exclusive licenses to composition and method patents related to adenosine receptor agonists for the topical treatment of chronic diabetic foot ulcers. Also, we have acquired exclusive rights to patents related to binodenoson, the pharmacologic stress agent specific to the adenosine receptor necessary for increased cardiac blood flow.

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

Backlog

      As of March 8, 2005, we had no material backlog.

Employees

      As of February 28, 2005, we employed 2,746 full-time and 12 part-time persons. Approximately 212 employees of the Rochester facility are covered by a collective bargaining agreement with the Paper, Allied Industrial, Chemical & Energy Workers, International Union (PACE), Local No. 60178, which expires on February 28, 2008. Approximately 304 employees of the St. Louis facility are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Union, Local No. 688, which expires February 28, 2008. We believe our employee relations are good.

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

Risks Related to our Business

Investigations by the SEC and Office of Inspector General of the Department of Health and Human Services, other possible governmental investigations, and securities, derivative and ERISA litigation could have a material adverse effect on our business.

      As previously reported, in March 2003 the SEC initiated a formal investigation of King relating to, among other topics, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol® and Levoxyl®. More recently, we have reviewed with the staff of the SEC the circumstances giving rise to the restatement of previously issued financial statements as discussed in Note 2 to our audited consolidated financial statements.

      In connection with our determination that we underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, we have continued to engage in discussions with representatives of the U.S. Securities and Exchange Commission, the United States Attorney for the Eastern District of Pennsylvania, the Department of Justice, the National Association of Medicaid Fraud Control Units, the Office of Inspector General of the Department of Health and Human Services, the Department of Veterans Affairs, the Centers for Medicare & Medicaid Services, and the Public Health Service. Our objective in these discussions has been to achieve a comprehensive settlement relating to all the matters being investigated by or discussed with all the governmental authorities.

      We have not yet reached any agreements or understandings with respect to the terms of such a settlement, and we cannot assure you that we will ever be able to reach such an agreement. Based on the status of the discussions to date, however, we now believe that it is reasonably likely that we will be able to achieve a comprehensive settlement with all relevant governmental parties on the terms described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations and Securities Litigation.”

      Our ability to achieve a settlement on these or other terms is subject to substantial uncertainties. Our discussions to date have been conducted with the staffs of various agencies and other governmental authorities. We do not yet have any agreements or understandings with any of them. Even if we were to reach such an agreement or understanding with staff personnel, it would be subject to the approval of numerous more senior representatives of the governmental parties, including the members of the U.S. Securities and Exchange Commission, the United States Attorney for the Eastern District of Pennsylvania, senior officials in the Departments of Justice, Health and Human Services and Veterans Affairs, and senior officials in most or all of the States. We expect that our agreements with the various governmental parties will also require that the governmental parties reach numerous agreements among themselves, and that the consummation of our agreement with each governmental party would be dependent on consummation of our agreements with other governmental parties. We also expect that some aspects of a comprehensive settlement would require court approval.

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

      The possible settlement described above would not apply to the related pending class actions and derivative suits or any other claims by private plaintiffs. While we deny any liability, we are unable to predict the outcome of the class actions and derivative suits or reasonably estimate the range of loss, if any.

      For additional information, please see this section entitled “Risk Factors” under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business”, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations and Securities Litigation.”

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

      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act, which we refer to as “ERISA.” As amended, the complaint alleges that we and certain of our executive officers, former executive officers, directors, former directors and an employee violated fiduciary duties that they allegedly owed our 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action are similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005.

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

If we cannot successfully enforce our rights under the patents relating to two of our largest products, Altace® and Skelaxin®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, our results of operations could be materially adversely affected.

      Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: United States Patent Nos. 4,587,258 (the ’258 patent), and 5,061,722 (the ’722) patent, two composition of matter patents related to Altace®, and United States Patent No. 5,403,856, (the ’856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Should the court find in favor of a Cobalt summary judgment motion on the validity of the ’722 patent, we would not receive the full benefit of that 30 month stay. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. We intend to vigorously enforce our rights under the ’722 and ’856 patents.

      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Co., Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ’128 patent) and 6,683,102 (the ’102 patent) two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 patent and the ’102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. We filed a patent infringement suit against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002, and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.

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

      We may not be successful in securing or maintaining proprietary patent protection for other of our products or for products and technologies we develop or license. In addition, our competitors may develop products, including generic products, similar to ours using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales.

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

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of prior period financial statements.

      We have restated our previously issued financial statements for the fiscal years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004. We may in the future be subject to class action suits, other litigation or regulatory proceedings or actions arising in relation to the restatement of our prior period financial statements. Any expenses incurred in connection with this potential litigation or regulatory proceeding or action not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceeding or action could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation or regulatory proceeding or action may be time consuming, and it may distract our management from the conduct of our business.

Management has concluded that we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as of year-end 2004 and, accordingly, that we did not maintain effective controls over the period-end financial reporting process. We cannot assure you that we will be able to remediate this material weakness and conclude that our internal control over financial reporting is effective as of the end of 2005 or that the material weakness will not result in material misstatements of our financial statements.

      Under the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management is required to conduct an evaluation of the effectiveness of its internal control over financial reporting as of each year-end. The Company is also required to include in its Annual Reports on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our registered public accounting firm also issues an audit report on management’s assessment and our internal controls over financial reporting.

      As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to our reserve for product returns. The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. Considering this guidance, we evaluated the methodological errors that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of September 30, 2004. Management has concluded that the material weakness that existed as of the end of the third quarter of 2004 has been remediated.

      Management has also concluded that, as a result of the loss of certain finance personnel, the challenges of hiring new personnel while a merger was pending and the resource requirements to address the restatement of our financial statements, we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities. We are in the process of addressing this material weakness by actively recruiting additional managerial level finance and accounting resources. Although this material weakness as of year-end did not result in any audit adjustments or material misstatements of our financial statements as of year-end, it did result in certain errors during 2004 that were not detected by the period-end monitoring activities.

      We cannot assure you that management will not identify one or more additional significant deficiencies or material weaknesses in our internal control over financial reporting during 2005, that the steps we take to address any significant deficiencies or material weaknesses will be successful, that a significant deficiency or material weakness will not result in material errors before it is remediated, that management will be able to complete its assessment of internal control over financial reporting in a timely fashion in 2005, or that management will be able to conclude on the basis of its evaluation that our internal control over financial reporting was effective as of the end of 2005.

If sales of our major products or royalty payments to us decrease, our results of operations could be materially adversely affected.

      Altace®, Skelaxin®, Thrombin-JMI®, Sonata®, Levoxyl® and royalty revenues for the last twelve months ended December 31, 2004 accounted for 26.6%, 18.3%, 13.4%, 4.6%, 8.0% and 6.0% of our total revenues from continuing operations, respectively, or 76.9% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      As of December 31, 2004, we had $1.4 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If future sales of a product decline significantly, it could result in an impairment of the declining product’s net book value, resulting in a non-cash impairment charge. Demand for some of our non-key products, including Intal®, Tilade® and Corzide®, declined over the past year at a rate which triggered a review of the intangible assets associated with these products. The net intangible assets associated with these three products totals approximately $161.0 million. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis.

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

      We are engaged in the development and licensing of new products. For example, we are

•	engaged in the development of binodenoson, a myocardial pharmacologic stress imaging agent;

•	engaged in the development of PT-141, an investigational new drug for the treatment of ED and FSD;

•	engaged in the development of T-62, an investigational drug for the treatment of neuropathic pain;

•	engaged in the development of MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	engaged in the development of a new inhaler for Intal® using the alternative propellant HFA for which the FDA has issued an approvable letter;

•	engaged in the development of an Altace®/diuretic combination product; and

•	engaged in the development of a diazepam-filled auto-injector.

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

      Although most of our revenue is generated by products not subject to competition from generic products, there is no proprietary protection for most of our branded pharmaceutical products, and generic substitutes for many of these products are sold by other pharmaceutical companies. Even our products that currently have no generic substitute could face generic competition if generics are developed by other companies and approved by the FDA. The entry of generic substitutes for any of our products could adversely affect our business, financial condition, results of operations and cash flows. In addition, governmental and other pressure to reduce pharmaceutical costs may result in physicians prescribing products for which there are generic substitutes. Also, our branded products for which there is no generic form available may face competition from different therapeutic agents used for the same indications for which our branded products are used. Increased competition from the sale of generic pharmaceutical products or from different therapeutic agents used for the same indications for which our branded products are used may cause a decrease in revenue from our branded products and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      On June 23, 2004, the FDA approved the sNDAs filed by Alara and Jerome under § 355(b)(2) of the FDC Act, 21 U.S.C. § 355 et seq. seeking to market their currently approved products (Levo-T® and Unithroid®, respectively) as bioequivalent and therapeutically equivalent (i.e., “AB-Rated”) to our Levoxyl®. On July 14, 2004, the FDA approved an sANDA filed by Mylan under 21 U.S.C. § 355(j), seeking to market Mylan’s currently approved levothyroxine sodium tablets as AB-Rated to Levoxyl®. Due to the availability of levothyroxine sodium products that are AB-Rated to Levoxyl® in the marketplace, net sales of Levoxyl® are likely to continue to decline. This decline could materially adversely affect our business, financial condition, results of operations and cash flows.

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

      Some of our supply agreements or purchase orders, including those related to Altace® and Skelaxin®, require us to purchase certain minimum levels of active ingredients or finished goods. If we are unable to maintain market exclusivity for our products, if our product life-cycle management is not successful, if we fail to sell our products in accordance with the forecasts we develop as required by our supply agreements or if we do not terminate supply agreements at optimal times for us, we may incur losses in connection with the purchase commitments under the supply agreements or purchase orders. In the event we incur losses in connection with the purchase commitments under the supply agreements or purchase orders, there may be a material adverse effect upon our results of operations and cash flows.

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

      We manufacture many of our products in facilities we own and operate. These products include Altace®, Levoxyl® and Thrombin-JMI®, which together represent approximately 48.0% of our revenues for the last twelve months ended December 31, 2004. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

      A portion or all of many of our product lines, including Altace®, Skelaxin®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured by third parties. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

      We have begun construction of facilities to produce Bicillin® at our Rochester facility. The third party manufacturer that produced Bicillin® for us recently closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand during the period we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse affect on our business, financial condition, results of operations and cash flows. For the last twelve months ended December 31, 2004, net sales of Bicillin® were $32.2 million representing 2.5% of total revenues.

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

      The Rochester facility was inspected by the FDA in November/ December 2004. When an FDA inspector completes an authorized inspection of a manufacturing facility, the inspector typically provides the owner/operator of the facility with a written report listing the inspector’s observations of objectionable conditions and practices. This written report is known as an “FDA Form 483” or simply as a “483.” The observations in a 483 are reported to the manufacturer in order to assist the manufacturer in complying with the FDC Act and the regulations enforced by the FDA. Often a pharmaceutical manufacturer receives a 483 after an inspection and our Rochester facility received a 483 following the November/ December 2004 inspection. While no law or regulation requires us to respond to a 483, we have submitted a written response detailing our plan of action with respect to each of the observations made on the 483 and our commitment to correct any objectionable practice or condition. The risk to us of a 483, if left uncorrected, could include, among other things, the imposition of civil monetary penalties, the commencement of actions to seize or prohibit the sale of unapproved or non-complying products, or the cessation of manufacturing operations at the Rochester facility that are not in compliance with cGMPs. While we believe the receipt of the 483 will not have a material adverse effect on our business, financial condition, results of operations and cash flows, we cannot assure you that future inspections may not result in adverse regulatory actions which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are near maximum capacity at our Middleton facility which limits our ability to increase production of Thrombin-JMI®.

      We are currently working to expand our production capacity for Thrombin-JMI®. We cannot assure you that our plans to expand our production capacity for Thrombin-JMI® will be successful and/or timely. If we cannot successfully and timely expand our production capacity for Thrombin-JMI®, our ability to increase production of Thrombin-JMI® will be limited, thereby limiting our unit sales growth for this product.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our profitability.

      Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Wholesalers and distributors represent a substantial portion of our sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our inventory, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale inventory levels of our branded pharmaceutical products, we entered into inventory management agreements with each of our three key wholesale customers during the second quarter of 2004. To a great extent, we rely on the accuracy of the data that each customer provides to us on a regular basis. Other factors that may affect quarterly results include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

The insolvency of any of our principal customers, wholesale pharmaceutical distributors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

      Similar to other pharmaceutical companies, our principal customers are primarily wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers account for approximately 70.0% of our revenues and a significant portion of our accounts receivable. The insolvency of any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our wholly owned subsidiary, King Research and Development, successor to Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.

      Our wholly owned subsidiary, King Research and Development, successor to Jones Pharma Incorporated, is a defendant in 381 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits King Research and Development is one of many defendants, including manufacturers and other distributors of these drugs. King Research and Development denies any liability incident to the distribution of Jones’ phentermine products and intends to pursue all defenses available to it. King Research and Development has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending King Research and Development in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

      We have two approved vendors as sources of supply of the bovine raw materials. Any interruption or delay in the supply of these materials could adversely affect the sales of Thrombin-JMI®. In addition to other actions taken by us and our vendor to minimize the risk of BSE, we are developing steps to further purify the material of other potential contaminants. We will continue surveillance of the source and believe that the risk of BSE contamination in the source materials for Thrombin-JMI® is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI®. If public concern for the risk of BSE-infection in the United States should increase, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

On November 15, 2006, we may be required to repurchase our 2 3/4% Convertible Debentures due November 15, 2021.

      During the fourth quarter of 2001 we issued 2 3/4% Convertible Debentures due November 15, 2021 in an aggregate amount of $345.0 million. The price at which the debentures are convertible into common stock is $50.16, subject to adjustments spelled out in the documents governing the debentures. If the price of our stock has not reached that amount by November 15, 2006, we may be required to repurchase all or a portion of the debentures representing the $345.0 million on November 15, 2006 if some or all of the holders of the debentures request that we repurchase their debentures. We cannot assure you that a significant repurchase requirement at that time would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Our relationship with the DoD and other government entities is subject to risks associated with doing business with the government.

      All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. Our Meridian Medical Technologies segment has pharmaceutical products that are presently sold primarily to the DoD under an Industrial Base Maintenance Contract which we refer to as “IBMC.” The current IBMC expires in September 2005. Although we have reason to believe the DoD will renew the IBMC based on our relationship over many years, we cannot assure you that they will. In the event the DoD does not renew the IBMC, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. If this surge capability provision becomes operative, we may be required to devote more of our Meridian Medical Technologies segment manufacturing capacity to the production of products for the government which could result in less manufacturing capacity being devoted to products in this segment with higher profit margins. Our supply contracts with the DoD are subject to post-award audit and potential price determination. These audits may include a review of our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while costs already reimbursed must be refunded. Therefore, a post-award audit or price redetermination could result in an adjustment to our revenues. From time to time the DoD makes claims for pricing adjustments with respect to completed contracts. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

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

      Medicaid reporting and payment obligations are highly complex and in certain respects ambiguous. If we fail to comply with these obligations, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business.

      As discussed in this “Risk Factors” section under the heading “Investigations by the SEC and Office of Inspector General at the Department of Health and Human Services, other possible governmental investigations, and securities and ERISA litigation could have a material adverse effect on our business,” and elsewhere in this report, we have determined that we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. We have previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs and estimated settlement costs with all relevant governmental parties. Our ability to achieve a settlement on these or other terms is subject to substantial uncertainties.

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

      Our exclusive Co-Promotion Agreement for Altace® with Wyeth could, under some circumstances, be terminated before we realize all of the benefits of the agreement. If the Co-Promotion Agreement is terminated for any reason, we may not realize increased sales which we believe may result from the expanded promotion of Altace®. If we must unwind our marketing alliance efforts, there may be a material adverse effect on the sales of Altace.

      When feasible, Wyeth must give us six months’ written notice of its intent to sell, market or distribute any product competitive with Altace®. Once we have been notified in writing of Wyeth’s intent to market, sell or distribute a competing product, Wyeth has 90 days to inform us as to whether it intends to divest its interest in the competing product. If Wyeth elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of the Co-Promotion Agreement. Alternatively, we and Wyeth could agree upon another commercial relationship. If we and Wyeth are unable to establish acceptable terms, then we have the option at our discretion to reacquire all the marketing rights to Altace® and terminate the Co-Promotion Agreement upon 180 days prior written notice to Wyeth. In the event we decided to reacquire all the marketing rights to Altace® we would be obligated to pay Wyeth an amount of cash equal to twice the net sales of Altace® in the United States for the 12-month period preceding the reacquisition.

If we are unable to obtain approval of new HFA propellants for Intal® and Tilade®, our sales of these products could be adversely affected.

      Under government regulations, chlorofluorocarbon compounds are being phased out because of environmental concerns. Our products Intal® and Tilade® currently use these compounds as propellants. The FDA has issued an approvable letter with respect to the NDA covering a new inhaler for Intal® using the alternative propellant HFA. The approvable letter provides that final approval of the NDA for Intal® HFA is subject to addressing certain FDA comments solely pertaining to the chemistry, manufacturing, and controls section of the NDA covering the product. In the event we cannot also obtain final approval for alternative propellants for Intal® and Tilade® before the final phase-out date of chlorofluorocarbon compounds or if we are unable to maintain an adequate supply of chlorofluorocarbon compounds for the production of these products prior to this date, our ability to market these products could be materially adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our strategic objectives. In connection with our review of our internal control over financial reporting, we concluded that as of December 31, 2004, we did not maintain effective controls over the period-end financial reporting process because we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as a result of the loss of certain finance personnel, the challenges of hiring new personnel while a merger was pending and the resource requirements to address the restatement of our financial statements. We cannot assure you that we will be able to attract and retain key personnel in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support growth and integration. The loss of the services of key personnel or the failure to attract such personnel could have a material adverse effect on us.

Our shareholder rights plan, charter and bylaws discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.

      We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group which attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include

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

      The trading price of our common stock is likely to be volatile. The stock market in general and the market for emerging pharmaceutical companies, such as King in particular, have experienced extreme volatility. Many factors contribute to this volatility, including

•	variations in our results of operations;

•	perceived risks and uncertainties concerning our business;

•	announcements of earnings;

•	developments in the governmental investigations or securities litigation;

•	failure to meet or exceed our own projections for revenue, product sales and earnings per share;

•	failure to meet timelines for product development or other projections or forward-looking statements we may make to the public;

•	failure to meet or exceed security analysts’ financial projections for our company;

•	comments or recommendations made by securities analysts;

•	general market conditions;

•	perceptions about market conditions in the pharmaceutical industry;

•	announcements of technological innovations or the results of clinical trials or studies;

•	changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

•	changes in domestic or foreign governmental regulations or regulatory approval processes; and

•	announcements concerning regulatory compliance and government agency reviews.

      This volatility may have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market (and in particular the securities of emerging pharmaceutical companies such as King) could experience extreme price and volume fluctuations unrelated to operating performance. The volatility of our common stock imposes a greater risk of capital losses on our shareholders than would a less volatile stock. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder’s holdings of our common stock.

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

      All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the FDC Act, or the PHS Act or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

An increase in product liability claims or product recalls could harm our business.

      We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products are alleged to have resulted in adverse effects. These risks exist for products in clinical development and with respect to products that have regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $80.0 million for aggregate annual claims including a $20.0 million self-insured retention; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are now not able to obtain product liability insurance with respect to our products Menest®, Delestrogen® and Pitocin®, each a women’s healthcare product. With respect to any product liability claims relating to these products, we could be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

      Commercial success in producing, marketing and selling of branded prescription pharmaceutical products depends, in part, on the availability of adequate reimbursement from third-party health care payors, such as the government, private health insurers and managed care organizations. Third-party payors are increasingly challenging whether to reimburse certain pharmaceutical products and medical services. For example, many managed health care organizations limit reimbursement of pharmaceutical products. These limits may take the form of formularies with differential co-pay tiers. The resulting competition among pharmaceutical companies to maximize their product reimbursement has generally reduced growth in average selling prices across the industry. We cannot assure you that our products will be appropriately reimbursed or included on the formulary lists of managed care organizations or that downward pricing pressures in the industry generally will not negatively impact our operations.

      The commercial success of some of our products is dependent, in part, on whether third-party reimbursement is available for the use of our products by hospitals, clinics, doctors, pharmacies and patients. Third-party payors include state and federal governments, under programs such as Medicaid and other entitlement programs, as well as managed care organizations, private insurance plans and health maintenance organizations. Because of the growing size of the patient population covered by third party reimbursement, it is important to our business that we market our products to reimbursers that serve many of these organizations. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers, retail pharmacies and prescribing physicians. Managed care organizations and other third-party payors try to negotiate the pricing of products to control their costs. Managed care organizations and pharmacy benefit managers typically develop reimbursement coverage strategies, including formularies, to reduce their cost for medications. Formularies can be based on the prices and/or therapeutic benefits of the available products. Due to their lower costs, generics receive more favorable reimbursement. The breadth of the products reimbursed varies considerably from one managed care organization to another, and many formularies include alternative and competitive products or therapies for treatment of particular medical conditions. Denial of a product from reimbursement can lead to its sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

      We have addressed our contract relationship with managed care organizations in an effort to increase the attractiveness of reimbursements for our products. We take reserves for the estimated amounts of rebates we will pay to managed care organizations each quarter. Any increased usage of our products through Medicaid or managed care programs will increase the amount of rebates that we owe. We cannot assure you that our products will be included on the formulary lists of managed care organizations or that adverse reimbursement issues will not have a material effect on our business, financial condition, results of operations or cash flows.

If we fail to comply with the safe harbors provided under various federal and state laws, our business could be adversely affected.

      We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to include, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly (in the civil context), or knowingly and willfully (in the criminal context), presenting, or causing to be presented for payment to third-party payors (including Medicaid and Medicare) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products are currently a subject of the Office of Inspector General’s investigation, and as such they are likely to be subject to scrutiny under these laws. As discussed in this “Risk Factors” section under the headings “The investigations by the SEC and Office of Inspector General of the Department of Health and Human Services, other possible governmental investigations, and securities, derivative, and ERISA litigation could have a material adverse effect on our business” and elsewhere in this report, we are in the process of quantifying and reporting to governmental agencies our underpayment of amounts due under Medicaid and other governmental pricing programs.

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

      From time to time studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which, when published, may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. One example of these types of studies is the Women’s Health Initiative, an ongoing clinical trial conducted by the National Institutes of Health, which released data in July 2002. This data indicated that an increase in certain health risks may result from the long-

term use of a competitor’s combination hormone therapy for women. News of this data and the perception it created negatively affected the entire combination hormone replacement therapy and the oral estrogen replacement therapy markets, which includes our products Menest® and Delestrogen®. In the event of the publication of negative results of studies or clinical trials related to our branded pharmaceutical products or the therapeutic areas in which our products compete, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, potential write-offs of the intangible assets associated with the affected products could materially adversely affect our results of operations.

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

      Our product Sonata® competes with other insomnia treatments, including in particular Ambien®, a product of Sanofi-Aventis S.A. Additionally, other potential competitive insomnia products are in development and could enter the market over the next couple of years.

      Our product Levoxyl® competes in a competitive and highly genericized market with other levothyroxine sodium products.

      We intend to market these products aggressively by, among other things

•	detailing and sampling to the primary prescribing physician groups, and

•	sponsoring physician symposiums, including continuing medical education seminars.

      Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For example, the FDA approved for sale generic substitutes for Florinef® in March 2002 and in January 2003, for Cortisporin® ophthalmic suspension in April 2003, and for Levoxyl® in June 2004.

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

      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace® and Skelaxin®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development and approval of binodenoson, our next generation cardiac pharmacologic stress-imaging agent; PT-141, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; T-62, an investigational drug for the treatment of neuropathic pain; MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers; pre-clinical programs; and product life-cycle development projects;

•	the development and approval of a diazepam-filled auto-injector, new inhaler for Intal® and Tilade® using the alternative propellant HFA, and an Altace®/ diuretic combination product;

•	our successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to our diazepam-filled auto-injector and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC and Office of Inspector General investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

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

Item 3.     Legal Proceedings

     SEC Investigation and Securities Litigation

      As previously reported, in March 2003 the SEC initiated a formal investigation of King relating to, among other topics, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol®, and Levoxyl®. More recently, we have reviewed with the staff of the SEC the circumstances giving rise to the restatement of previously issued financial statements as discussed in Note 2 to our audited consolidated financial statements.

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

      We have not yet reached any agreements or understandings with respect to the terms of such a settlement and may not ever be able to reach such an agreement. However, based on the status of the discussions to date, we now believe that it is reasonably likely that we will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	We have previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs, and estimated settlement costs with all relevant governmental parties. This amount includes $65.4 million accrued for estimated underpayments to Medicaid and other government pricing programs and an additional $65.0 million for estimated settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other additional amounts. Our current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

•	With respect to the matters being investigated by or discussed with the staff of the SEC, we currently anticipate that we would settle, without admitting or denying, one or more charges that we failed to maintain adequate books and records and internal controls. We anticipate that the action to be settled could also include one or more charges that our public filings contained material misstatements or omissions relating to our financial results for some or all of the periods for which results have been restated as discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Restatement of Previously Issued Financial Statements.” We do not anticipate being required to restate any results for periods prior to 2002.

•	We expect that we will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require us to submit to audits relating to our Medicaid rebate calculations over a five-year period. We do not expect that the resolution of the pending investigations will result in any prohibitions on our sales to Medicaid or any related state or Federal program, nor do we expect any other material restriction on our ability to conduct our business, although we will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	We do not expect that any criminal charges will be asserted against the Company or against any present or former director, officer or employee in connection with the matters being investigated.

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

      For additional information, please see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations and Securities Litigation.”

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

     Altace® Patent Challenge

      Cobalt has filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: United States Patent Nos. 4,587,258, the ’258 patent, and 5,061,722, the ’722 patent, two composition of matter patents related to Altace®, and United States Patent No. 5,403,856, the ’856 patent, a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a Paragraph IV certification, challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, we would not receive the full benefit of that 30 month stay. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. We intend to vigorously enforce our rights under the ’722 and ’856 patents.

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

      On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent, and prohibit the removal of information corresponding to the use listed in the Orange Book, King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition.

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

     Prefest® Patent Challenge

      Barr has filed an ANDA, which included a Paragraph IV certification, with the FDA seeking permission to market a generic version of Prefest®. United States Patent No. 5,108,995, (the ’995 patent, a utility patent with method of treatment claims relating to Prefest®, and United States Patent No. 5,382,573, the ’573 patent, a utility patent with pharmaceutical preparation claims relating to Prefest®, were issued on April 28, 1992, and January 17, 1995, respectively. The ’995 patent and the ’573 patent are both listed in the FDA’s Orange Book and do not expire until April 28, 2009, and January 17, 2012, respectively. On October 15, 2003, we received notice of Barr’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’995 patent and the ’573 patent. On November 26, 2003, we filed a complaint against Barr in the Southern District of New York for infringement of the ’995 and ’573 patents. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Barr’s ANDA for 30 months from no earlier than October 15, 2003. On June 8, 2004, the U.S. Patent and Trademark Office issued United States Patent No. 6,747,019 (the ’019 patent). The ’019 patent relates to pharmaceutical preparations, pharmaceutical packages and methods of treating a female in need of hormone replacement therapy by administering a specific dose combination of estrogen and progestin. We have certified that the ’019 patent covers the Prefest® product and, therefore the patent has been listed in the Orange Book. On June 30, 2004, we received a Notice Letter from Barr concerning its amended Paragraph IV certification to its ANDA for Prefest®. The Notice Letter outlines Barr’s assertions of invalidity and noninfringement of the ’019 patent. On July 9, 2004, we filed a complaint in the Southern District of New York for infringement of the ’019 patent. On November 22, 2004, we sold all of our rights in Prefest® for approximately $15,000. As a result of this transaction, the lawsuit was dismissed on January 11, 2005.

     Thimerosal/Vaccine Related Litigation

      King and its wholly owned subsidiary, Parkedale Pharmaceuticals, have been named as defendants in California, Mississippi and Illinois, along with other pharmaceutical companies which have manufactured or sold products containing the mercury-based preservative, thimerosal.

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

      King’s product liability insurance carrier has been given proper notice of all of these matters and defense counsel are vigorously defending our interests. We have filed motions to dismiss due to, among other things, lack of product identity in plaintiff’s complaints. In 2001, King and Parkedale were dismissed on this basis in a similar case. We intend to defend these lawsuits vigorously but are unable to currently predict the outcome or reasonably estimate the range of potential loss, if any.

     Hormone Replacement Therapy

      We have been named as a defendant in four lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Pennsylvania, Ohio and Mississippi. The plaintiffs allege that King and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen, thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. We intend to defend these lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

     Average Wholesale Pricing Litigation

      In August 2004, King and Monarch Pharmaceuticals, Inc., a wholly owned subsidiary of King, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York, which we refer to as “NYC,” in federal court in the state of New York. NYC claims that the defendants fraudulently inflated their Average Wholesale Prices and fraudulently failed to accurately report their “Best Prices” and their Average Manufacturer’s Prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits, and treble and punitive damages.

      In August 2004, a defendant in the NYC action sought to have the action transferred to the United States District Court for the District of Massachusetts and combined with existing multi-district litigation, entitled “In re Average Wholesale Pricing Litigation,” being heard by that court. A conditional transfer order was issued during September 2004 indicating that the action is subject to transfer for pretrial proceedings to the United States District Court for the District of Massachusetts. We intend to defend this lawsuit vigorously but are unable currently to predict the outcome or reasonably estimate the range of loss, if any.

      We also have been named as a defendant along with other pharmaceutical manufacturers in four other lawsuits containing allegations of fraudulently inflating average wholesale prices. These lawsuits have been filed in federal courts in New York and Massachusetts, and in state courts in New York and Alabama, all of which we will seek to have transferred to the United States District Court for the District of Massachusetts and combined with the existing multi-district litigation.

     Fen/Phen Litigation

      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products, and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We are one of many defendants in no more than 6 lawsuits that claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for GlaxoSmithKline.

      While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and intend to vigorously pursue all defenses available to us. We are being indemnified in all of these suits by GlaxoSmithKline for which we manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon our independent negligence or intentional acts, and intend to submit a claim for all unreimbursed costs to our product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, we would have to defend the lawsuits and be responsible for damages, if any, which are awarded against us or for amounts in excess of our product liability coverage. A reasonable estimate of potential losses related to these suits cannot be made.

      In addition, King Research and Development, successor to Jones and a wholly-owned subsidiary of King, is a defendant in 381 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine, and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits, King Research and Development is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufactured dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product, and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to product liability, strict liability, negligence, breach of warranty, and misrepresentation.

      King Research and Development denies any liability incident to the distribution of Obenix® or Jones’ generic phentermine product and intends to pursue all defenses available to it. King Research and Development has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending King Research and Development in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event King Research and Development’s insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

      While we cannot predict the outcome of these suits, we believe that the claims against King Research and Development are without merit and intend to vigorously pursue all defenses available to it. We are unable to disclose an aggregate dollar amount of damages claimed because many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against King Research and Development. Additionally, we cannot reasonably estimate potential losses related to lawsuits.

     Other Legal Proceedings

      Our Rochester facility was one of six Pfizer facilities subject to a consent decree issued by the U.S. District Court of New Jersey in August 1993 as a result of FDA concerns about compliance issues within Pfizer facilities in the period before the decree was entered. We acquired the Parkedale facility from Pfizer in February 1998. The Parkedale facility is currently manufacturing pharmaceutical products subject to the consent decree which prohibits the manufacture and delivery of specified drug products unless, among other things, the products conform to cGMPs and are produced in accordance with approved drug applications. We intend, when appropriate, to petition for relief from the consent decree.

      We are involved in various routine legal proceedings incident to the ordinary course of our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

      The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Our common stock is listed on the New York Stock Exchange, where our stock trades under the symbol “KG.” There were approximately 1,150 shareholders on March 15, 2005, based on the number of record holders of the common stock.

	2003

	High	Low

First quarter	$18.13	$11.01
Second quarter	16.51	9.46
Third quarter	16.87	13.25
Fourth quarter	16.10	12.29

	2004

	High	Low

First quarter	$20.62	$15.24
Second quarter	18.68	11.30
Third quarter	14.00	10.32
Fourth quarter	12.87	10.01

      On March 15, 2005, the closing price of our common stock as reported on the New York Stock Exchange was $9.71.

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

	For the year ended December 31,

			2002	2003
	2000(1)	2001(1)	(restated)	(restated)	2004

	(in thousands, except per share data)
Statement of Income Data:
Net sales	$560,282	$802,380	$1,029,649	$1,424,424	$1,225,890
Royalty revenue	41,474	46,774	58,375	68,365	78,474

Total revenues	601,756	849,154	1,088,024	1,492,789	1,304,364

Operating income (loss)(5)	171,823	351,379	275,043	151,952	(41,264)
Interest income	11,875	10,975	22,395	6,849	5,974
Interest expense	(36,974)	(12,684)	(12,419)	(13,396)	(12,588)
Valuation (charge) benefit — convertible notes receivable	—	—	(35,629)	18,551	(2,887)
Write-down on investment	—	—	—	—	(6,520)
Extinguishment of debt expense(4)	(20,348)	(22,903)	—	—	—
Other income (expenses), net	3,333	6,313	(884)	(629)	(749)

Income (loss) from continuing operations before income taxes, discontinued operations, extraordinary item and cumulative effect of change in accounting principle	129,709	333,080	248,506	163,327	(58,034)
Income tax expense (benefit)	63,906	123,829	78,033	65,884	(7,412)

Income (loss) from continuing operations	65,803	209,251	170,473	97,443	(50,622)
Income (loss) from discontinued operations(6)	8,059	9,230	11,928	(5,489)	(109,666)

Income (loss) before extraordinary item and cumulative effect of change in accounting principle	73,862	218,481	182,401	91,954	(160,288)
Extraordinary item, net of income taxes(2)	(9,353)	—	—	—	—

	64,509	218,481	182,401	91,954	(160,288)
Cumulative effect of change in accounting principle(3)	—	(545)	—	—	—

Net income (loss)	$64,509	$217,936	$182,401	$91,954	$(160,288)

Income per common share:
Basic:
Income from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.30	$0.90	$0.70	$0.40	$(0.21)
Income (loss) from discontinued operations	0.04	0.04	0.05	(0.02)	(0.45)
Extraordinary item	(0.04)	—	—	—

	$0.30	$0.94	$0.75	$0.38	$(0.66)

Diluted:
Income (loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle	$0.29	$0.89	$0.69	$0.40	$(0.21)
Income (loss) from discontinued operations	0.04	0.04	0.05	(0.02)	(0.45)
Extraordinary item	(0.04)	—	—	—

	$0.29	$0.93	$0.74	$0.38	$(0.66)

	December 31,

	2003
	(restated)	2004

Balance Sheet Data:
Working capital	$241,762	$438,133
Total assets	3,201,530	2,924,156
Total debt	345,097	345,000
Shareholders’ equity	2,004,491	1,848,790

(1)	Errors that arose in 2000 and 2001 have not been recorded as charges in 2000 and 2001 because their effects are immaterial to those years. Instead, they have been recorded as part of an adjustment to the opening balance of retained earnings (January 1, 2002) in the 2002 financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Restatement of previously issued financial statements.”
(2)	Reflects an asset impairment charge related to discontinuing the production and distribution of Fluogen® in the amount of $9,353 (net of taxes of $5,612) during 2000.
(3)	Reflects the cumulative effect of a change in accounting principle of $545 (net of taxes of $325) due to the adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” during the first quarter of 2001.
(4)	Reflects early extinguishment of debt expense in connection with the repayment of some of our debt instruments during 2000 and 2001.
(5)	Results for 2003 reflect a $15,212 reduction in the co-promotion fees paid to our Altace® co-promotion colleague as a result of charges for amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2002. Specifically (a) we recovered on a pre-tax basis $9,514 in fees we previously accrued during the fourth quarter of 2002 and have reduced the accrual for these fees by this amount in the fourth quarter of 2003 and (b) fees under our Co-Promotion Agreement for Altace® in the fourth quarter of 2003 were reduced on a pre-tax basis by an additional $5,698 as a result of the Medicaid accrual adjustment recorded in that quarter.
(6)	Reflects the classification of Nordette® and Prefest® product lines as discontinued operations. See Note 27 to our audited consolidated financial statements.

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

      During 2004, we implemented many changes at King Pharmaceuticals designed to re-establish a firm foundation on which to build the future success of our company. These changes included the recruitment of new key leadership to enhance our executive management team, which included the appointment of Brian A. Markison as our President and Chief Executive Officer. With new leadership in place, we worked diligently during 2004 to rebase our operations and identify our strengths and weaknesses. We achieved a number of significant accomplishments in furtherance of this goal, including: relocating our Commercial Operations organization to New Jersey; expanding our Business Development group; reprioritizing our Research and Development portfolio; and implementing new processes and policies to enhance financial controls, institutionalize cost control and improve production planning. While our actions to financially rebase our company necessarily negatively affected our financial results in 2004, it is important to note that we continued to generate solid cash flow.

Commercial Operations

      We have significantly restructured our Commercial Operations organization. This process began with the hiring of Steve Andrzejewski as Corporate Head of Commercial Operations, with responsibility for our sales, marketing and managed care activities. Since then, we have worked to right-size our sales force and improve compensation to attract talent and reward top performers. Additionally, we strengthened our marketing, market research, and administrative structure. With our enhanced commercial operations capability, we plan to maximize the potential of our currently marketed products as a revenue-generating platform to fund product development and external business development.

Business Development

      Business Development should continue to play a major role in our future growth strategy. With the addition of new talent and new acquisition criteria, we are working to strengthen our product portfolio. By diligently adding products with significant growth potential and divesting underperforming assets, we seek to improve our long-term prospects.

Research and Development

      During 2004, we reprioritized our research and development portfolio, with an enhanced focus on projects with the greatest probability to deliver long-term value. Our research and development activities involve the development of chemical compounds, including new chemical entities, to provide us with strategic pipeline opportunities for the commercialization of new branded prescription pharmaceutical products. In addition to developing these chemical compounds, we pursue means of enhancing the value of existing products through new uses and formulations that may provide additional benefits to patients, and improvements in the quality and efficiency of our manufacturing processes.

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

     PT-141

      On August 12, 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction. PT-141 is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction. This new chemical entity is being evaluated in Phase II clinical trials studying the efficacy and safety profile of varying doses of this novel compound in men experiencing ED and women experiencing FSD.

      Although the current ED market is primarily served by PDE-5 inhibitors which target the vascular system, a substantial unmet medical need for alternative sexual dysfunction therapies exists. Many patients are contraindicated for, or non-responsive to, PDE-5 inhibitors. For example, PDE-5 inhibitors are contraindicated in patients taking nitrates, which are prescribed primarily for the treatment of cardiovascular disease. Current clinical data indicates that PT-141 should not have any drug interactions with nitrates. For additional information regarding PT-141, please see the section below entitled “Strategic Developments.”

Sonata® Modified Release Formulation

      Pursuant to an agreement between us and Elan, Elan commenced a Phase II clinical trial program for the purpose of developing a modified release formulation of Sonata® MR in March 2004. However, the Phase II clinical trial results showed that the Sonata® MR formulations that Elan developed did not meet contractually required specifications. After several months of review, we concluded that it was not possible for Elan to develop a Sonata® MR formulation meeting the contractually required specifications. Accordingly, we decided to discontinue the Sonata® MR clinical program and intend to terminate the agreement with Elan. Although we believe we are entitled to terminate the agreement, we can provide no assurance that we will effectively terminate the agreement and, if we do, under what terms. The agreement currently requires us to pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®.

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

Altace® Product Life-Cycle Projects

      During the fourth quarter of 2004, we completed the Phase IV clinical trial to determine the safety and effectiveness of Altace® in the treatment of hypertension (high blood pressure) in children. We refer to this important trial as “TOPHAT” (Treatment of Pediatric Hypertension with Altace Trial). Additionally, we are working to develop an Altace®/diuretic combination product.

Cash Flow

      Although our total revenues decreased 12.6% in 2004, primarily as a result of our aggressive reduction of wholesale inventory levels of our products, our cash from operations totaled $260.9 million during the year. Accordingly, cash and cash equivalents, not including restricted cash, grew to $342.1 million as of December 31, 2004 from $146.1 million at the end of 2003.

Restatement of previously issued financial statements

      We have restated our previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to our reserve for product returns.

      After experiencing an unusually high level of product returns during late 2003 and the first three quarters of 2004, we decided to conduct a thorough evaluation of our returns reserve before formally closing the third quarter of 2004. Accordingly, on October 28, 2004, we publicly announced that we were conducting such a review and that our preliminary financial results for the third quarter of 2004 were subject to change as a result of the review. We subsequently delayed the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, which we are filing contemporaneously with this Annual Report on Form 10-K.

      In connection with our now-completed review, we have concluded that the recent large returns were primarily the result of our entry into IMAs, with our largest wholesalers, together with several product specific developments. However, we also determined that our methodology for reserving for product returns from the first quarter of 2000 through the second quarter of 2004 contained errors, with the result that estimated product returns were not recorded in the period required under GAAP. Also in connection with our review, we concluded that certain other immaterial items should have been recognized in earlier periods.

      The errors described above resulted from policies adopted in good faith and after discussion with our independent auditors. These errors are unrelated to the ongoing investigations of us by the SEC and the OIG.

      All amounts referenced in this Annual Report for 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004 reflect the relevant amounts on a restated basis. We will not amend our Annual Reports on Form 10-K for the years ended December 31, 2002 or 2003, or our Quarterly Reports on Form 10-Q for quarterly periods from January 1, 2002 through June 30, 2004. The previously issued financial statements for 2002, 2003, and the first two quarters of 2004 should no longer be relied upon.

Returns reserve and other restatement items

      Returns reserve. GAAP requires that we reserve for expected product returns when recognizing sales to wholesalers and other customers, who have the right to return products for specified periods. From the first quarter of 2000 through the second quarter of 2002, we used the replacement cost method to value our reserve for product returns. Under that method, our reserve for future product returns was valued at the cost to manufacture replacement product. We discontinued use of the replacement cost method effective July 1, 2002, and began valuing our returns reserve at the sales value of returned products. In connection with the recent review of our returns reserve, management has concluded that use of the replacement cost method constituted an error. From the third quarter of 2002 through the second quarter of 2004, we accrued for product returns based in part on our estimate of inventory in the wholesale and retail distribution channels. Management has concluded that this methodology also contained an error, because it did not take into account the shelf life of our products in the wholesale distribution channels. As a result of these conclusions, we have adopted revised policies and procedures for establishing reserves for product returns. The revised methodology is described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Critical Accounting Policies.”

      Previously disclosed immaterial Medicaid errors. The restatement has not resulted in any change in the amounts of previously reported errors in respect of Medicaid and other governmental pricing programs. The restatement has, however, changed how the immaterial Medicaid errors are reflected in the 2002 financial statements. We have previously disclosed immaterial Medicaid errors that had arisen during 1998 through 2001 and recorded those amounts in the fourth quarter of 2002. As described below, as part of the restatement, all immaterial errors, including those Medicaid errors, which arose prior to 2002 and that were previously recorded as charges in 2002 have been removed as charges from the 2002 income statement. The aggregate amount of those immaterial errors is instead recorded as part of the adjustment to the opening balance (January 1, 2002) of retained earnings in the restated 2002 financial statements.

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

Restated Income Statement Amounts

      The table below sets forth the effect of the adjustments for the year ended December 31, 2002:

	2002	Returns	Immaterial	Other
	As Originally	Reserve	Medicaid	Immaterial	2002
	Reported	Errors	Errors	Items	As Restated

Revenues:
Net sales	$1,030,119	$(12,851)	$21,654	$(9,273)	$1,029,649
Royalty revenue	58,375	—	—	—	58,375

Total revenues	1,088,494	(12,851)	21,654	(9,273)	1,088,024

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	291,098	(50)	350	(141)	291,257

Selling, general and administrative, exclusive of co-promotion fees	174,666	—	—	(430)	174,236
Co-promotion fees	186,657	(577)	—	(2,908)	183,172

Total selling, general and administrative expense	361,323	(577)	—	(3,338)	357,408

Research and development	28,184	—	—	—	28,184
Research and development-in process upon acquisition	12,000	—	—	—	12,000

Total research and development	40,184	—	—	—	40,184

Depreciation and amortization	51,377	—	—	—	51,377
Intangible asset impairment	66,844	—	—	—	66,844
Merger, restructuring and other nonrecurring charges	5,911	—	—	—	5,911

Total operating costs and expenses	816,737	(627)	350	(3,479)	812,981

Operating income (loss)	271,757	(12,224)	21,304	(5,794)	275,043

Total other (expense) income	(26,537)	—	—	—	(26,537)

Income (loss) from continuing operations before income taxes	245,220	(12,224)	21,304	(5,794)	248,506
Income tax expense (benefit)	76,774	(4,680)	8,159	(2,220)	78,033

Income (loss) from continuing operations	168,446	(7,544)	13,145	(3,574)	170,473

Discontinued operations:
Income (loss) from discontinued operations, including expected loss	22,443	(2,476)	459	(1,461)	18,965
Income tax expense (benefit)	8,369	(948)	176	(560)	7,037

Total income (loss) from discontinued operations	14,074	(1,528)	283	(901)	11,928

Net income (loss)	$182,520	$(9,072)	$13,428	$(4,475)	$182,401

Income (loss) per common share:
Basic income (loss) per common share	$0.75	$(0.04)	$0.05	$(0.01)	$0.75

Diluted income (loss) per common share	$0.74	$(0.04)	$0.05	$(0.01)	$0.74

      The table below sets forth the effect of the adjustments for the year ended December 31, 2003:

	2003	Returns	Other
	As Originally	Reserve	Immaterial	2003
	Reported	Errors	Items	As Restated

Revenues:
Net sales	$1,440,888	$(17,401)	$937	$1,424,424
Royalty revenue	68,365	—	—	68,365

Total revenues	1,509,253	(17,401)	937	1,492,789

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	381,794	(54)	4,101	385,841

Selling, general and administrative, exclusive of co-promotion fees	293,834	—	(1,750)	292,084
Co-promotion fees	193,350	2,558	2,590	198,498

Total selling, general and administrative expense	487,184	2,558	840	490,582

Research and development	44,078	—	—	44,078
Research and development-in process upon acquisition	194,000	—	—	194,000

Total research and development	238,078	—	—	238,078

Depreciation and amortization	113,745	—	—	113,745
Intangible asset impairment	124,616	—	—	124,616
(Gain) loss on sale of products	(12,025)	—	—	(12,025)

Total operating costs and expenses	1,333,392	2,504	4,941	1,340,837

Operating income (loss)	175,861	(19,905)	(4,004)	151,952

Total other (expense) income	10,975	—	400	11,375

Income (loss) from continuing operations before income taxes	186,836	(19,905)	(3,604)	163,327
Income tax expense (benefit)	74,889	(7,624)	(1,381)	65,884

Income (loss) from continuing operations	111,947	(12,281)	(2,223)	97,443

Discontinued operations:
Income (loss) from discontinued operations, including expected loss	(9,747)	(413)	1,389	(8,771)
Income tax expense (benefit)	(3,656)	(157)	531	(3,282)

Total income (loss) from discontinued operations	(6,091)	(256)	858	(5,489)

Net income (loss)	$105,856	$(12,537)	$(1,365)	$91,954

Basic income (loss) per common share	$0.44	$(0.05)	$(0.01)	$0.38

Diluted income (loss) per common share	$0.44	$(0.05)	$(0.01)	$0.38

      For information on the effect of the restatement on interim periods in 2003 and 2004, see Note 26 to our financial statements.

      The aggregate amount of immaterial errors that arose prior to 2002, including the immaterial Medicaid errors that were previously disclosed and recorded as charges in 2002 and which have been removed as charges from the 2002 income statement, have been recorded as an adjustment to the opening balance (January 1, 2002) of retained earnings in the 2002 financial statements, as set forth below.

January 1, 2002

Opening balance of retained earnings
As originally reported	$546,721
Immaterial returns reserve errors	(10,395)
Immaterial Medicaid errors	(13,428)
Other immaterial items	155

As restated	$523,053

      We have not restated our financial statements for periods prior to 2002 because the errors that arose in those periods were not material to any previously reported financial statements. Set forth below is a summary of the immaterial errors included in the adjustment to retained earnings.

Summary of Immaterial Errors Included in Adjustment to January 1, 2002 Retained Earnings

(In thousands)
(Unaudited)

	Years Ended December 31,

	1999
	and prior		2000	2001

Net Sales
Immaterial returns reserve errors		$(686)	$(5,048)	$(9,785)
Immaterial Medicaid errors(1)		$(8,942)	$(5,641)	$(7,071)
Other immaterial items		$—	$—	$—
Operating income
Immaterial returns reserve errors		$(681)	$(4,987)	$(10,625)
Immaterial Medicaid errors(1)		$(8,828)	$(5,512)	$(6,964)
Other immaterial items		$—	$2,826	$(2,576)
Net income from continuing operations
Immaterial returns reserve errors		$(420)	$(3,077)	$(6,556)
Immaterial Medicaid errors(1)		$(5,446)	$(3,401)	$(4,297)
Other immaterial items		$—	$1,693	$(1,538)
Net income
Immaterial returns reserve errors		$(420)	$(3,235)	$(6,740)
Immaterial Medicaid errors(1)		$(5,446)	$(3,544)	$(4,438)
Other immaterial items		$—	$1,693	$(1,538)
Diluted earnings per share
Immaterial returns reserve errors	$	n/a	$(0.02)	$(0.03)
Immaterial Medicaid errors(1)	$	n/a	$(0.02)	$(0.02)
Other immaterial items		n/a	$0.01	$(0.01)

(1)	Consists solely of immaterial errors relating to Medicaid and other governmental pricing programs previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002. The restatement has not resulted in any changes in the amounts of those previously reported Medicaid errors.

Restated Balance Sheet Amounts

      The table below sets forth the effect of the adjustments on the balance sheet as of December 31, 2002:

	2002	Returns	Other
	As Originally	Reserve	Immaterial	2002
	Reported	Errors	Items	As Restated

Assets
Current Assets:
Cash and cash equivalents	$588,225			$588,225
Restricted cash	—			—
Marketable securities	227,263			227,263
Accounts receivable, net	159,987			159,987
Inventories	162,606			162,606
Deferred income tax assets	106,168	$12,082	$4,669	122,919
Prepaid expenses and other current assets	12,906			12,906
Assets related to discontinued operations	4,547			4,547

Total current assets	1,261,702	12,082	4,669	1,278,453
Property, plant and equipment, net	217,114			217,114
Goodwill	12,742			12,742
Intangible assets, net	1,011,240			1,011,240
Other assets	39,531			39,531
Deferred income tax assets	—			—
Assets related to discontinued operations	208,331			208,331

Total assets	$2,750,660	$12,082	$4,669	$2,767,411

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,889		$(680)	$49,209
Accrued expenses	297,528	$31,546	7,686	336,760
Income taxes payable	21,247			21,247
Notes payable	—			—
Current portion of long term debt	1,300			1,300

Total current liabilities	369,964	31,546	7,006	408,516
Long-term debt	345,093			345,093
Deferred income tax liabilities	33,596		1,986	35,582
Other liabilities	70,824			70,824

Total liabilities	819,477	31,546	8,992	860,015

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—			—
Common stock	1,201,897			1,201,897
Retained earnings	729,241	(19,464)	(4,323)	705,454
Accumulated other comprehensive income	45			45

Total shareholders’ equity	1,931,183	(19,464)	(4,323)	1,907,396

Total liabilities and shareholders’ equity	$2,750,660	$12,082	$4,669	$2,767,411

      The table below sets forth the effect of the adjustments as of December 31, 2003:

	2003	Returns	Other
	As Originally	Reserve	Immaterial	2003
	Reported	Errors	Items	As Restated

Assets
Current Assets:
Cash and cash equivalents	$146,053			$146,053
Restricted cash	133,969			133,969
Marketable securities	—			—
Accounts receivable, net	246,417			246,417
Inventories	260,886			260,886
Deferred income tax assets	124,930	$19,864	$3,685	148,479
Prepaid expenses and other current assets	30,036			30,036
Assets related to discontinued operations	4,012			4,012

Total current assets	946,303	19,864	3,685	969,852
Property, plant and equipment, net	257,659			257,659
Goodwill	121,355			121,355
Intangible assets, net	1,552,492			1,552,492
Other assets	76,117		400	76,517
Deferred income tax assets	19,307		(153)	19,154
Assets related to discontinued operations	204,501			204,501

Total assets	$3,177,734	$19,864	$3,932	$3,201,530

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,078		$(1,430)	$81,648
Accrued expenses	506,033	$51,864	8,807	566,704
Income taxes payable	79,641			79,641
Notes payable	—			—
Current portion of long term debt	97			97

Total current liabilities	668,849	51,864	7,377	728,090
Long-term debt	345,000			345,000
Deferred income tax liabilities	—			—
Other liabilities	121,705		2,244	123,949

Total liabilities	1,135,554	51,864	9,621	1,197,039

Commitments and contingencies
Shareholders’ equity:
Preferred stock	—			—
Common stock	1,205,970			1,205,970
Retained earnings	835,097	(32,000)	(5,689)	797,408
Accumulated other comprehensive income	1,113			1,113

Total shareholders’ equity	2,042,180	(32,000)	(5,689)	2,004,491

Total liabilities and shareholders’ equity	$3,177,734	$19,864	$3,932	$3,201,530

Wholesale Inventory Reductions

      During late 2003, we became aware of the need to improve our visibility of wholesale inventory levels of our branded pharmaceutical products. As a result, in April 2004 we successfully entered into IMAs with each of our three key wholesale customers covering all of our branded products for the purpose of improving our visibility and reducing the level of wholesale inventories of our products. As we anticipated, entering into the inventory management agreements adversely affected net sales of some of our branded pharmaceutical products during 2004, as we aggressively reduced wholesale inventory levels of these products.

      During the fourth quarter of 2004 we began working to amend our IMAs with our key wholesale customers with the objective of further reducing their inventory of our products. As a result, the average wholesale inventory level of our key products was further reduced during the fourth quarter of 2004. We anticipate the substantial completion of wholesale channel inventory reductions of our key products by the end of the first quarter of 2005.

      As of December 31, 2004, the wholesale inventory levels of our four key branded pharmaceutical products, Altace®, Skelaxin®, Sonata® and Levoxyl®, based on data obtained through our inventory management agreements with our three largest customers and IMS America prescription data, were on average at a level of slightly less than 1.6 months of demand. We believe this level of approximately 1.6 months of end-user demand represents gross sales of approximately $256.0 million.

Sales of Key Products

     Altace®

      Net sales of Altace® equaled $347.3 million for the year ended December 31, 2004, a 35% decrease from $536.9 million during 2003, while total prescriptions increased 9% to 13.1 million during 2004 in comparison to the prior year according to NDC monthly prescription data. Our lower net sales of Altace® during 2004 was due to wholesale inventory reductions and increased rebates and chargebacks, the combined effect of which was modestly offset by price increases.

      We estimate that if net sales of Altace® during 2004 had reflected actual end-user demand for the product, Altace® net sales would have equaled approximately $530.0 million. Although we anticipate some continued wholesale inventory reductions of Altace® during the first quarter of 2005, we believe that net sales of this product during the following three quarters of 2005 should more closely reflect demand-based sales. For additional information and a description of the effect of wholesale channel inventory on net sales, please see the section above entitled “Wholesale Inventory Reductions.”

      Based on Altace’s unique indication, positive clinical data and prescription trends, we anticipate continued prescription growth for this product during 2005. Altace®’s differentiating indication is based on evidence from the heart outcome prevention evaluation (HOPE clinical trial), which proved that Altace 10mg reduces the risk of cardiovascular events such as heart attack, stroke and cardiovascular death in high risk patients, 55 years of age or older. For additional information regarding Altace®, please see under the heading “Altace® Patent Challenge” in the section below entitled “Other Developments.”

     Thrombin-JMI®

      Net sales of Thrombin-JMI® totaled $174.6 million in 2004, a 24.3% increase from $140.4 million during the prior year. This increase was primarily due to price increases, as total net units of Thrombin-JMI® sold decreased (10.3)% during 2004 compared to the prior year. While we are near maximum capacity at our facility in Madison, Wisconsin, which will limit our ability to increase unit sales of Thrombin-JMI® during 2005, we are currently working to expand our production capacity for Thrombin-JMI®. We anticipate that we should complete a portion of this expanded capacity during the fourth quarter of 2005.

     Skelaxin®

      During 2004, net sales of Skelaxin® totaled $238.6 million. We acquired this product from Elan on June 12, 2003. Wholesale inventories of this product were reduced during 2004. We estimate that if net sales of Skelaxin® during 2004 had reflected actual end-user demand for the product, Skelaxin® net sales would have equaled approximately $280.0 million. We believe that net sales of this product during 2005 should more closely reflect demand-based sales. For additional information and a description of the effect of wholesale channel inventory on net sales, please see the section above entitled “Wholesale Inventory Reductions.”

      As previously disclosed, the Skelaxin® patents are the subject of multiple challenges. Moreover, during March 2004 the FDA sent a letter to all ANDA applicants for Skelaxin® suggesting that critical information in the product’s official packaging circular could be deleted from the labeling proposed by ANDA applicants and that the ANDA applicants could then obtain approval of their ANDA without completing the standard Paragraph IV certification process. We believe that removing the critical language from any metaxalone label could pose serious issues for patients and practitioners. Accordingly, we believe that before approving the applicant’s ANDA the FDA should require any Skelaxin® ANDA applicant to include the critical language in its label and complete the standard Paragraph IV certification process. Under the current circumstances, the continued exclusivity of Skelaxin® is unpredictable and we cannot assure that the product will remain exclusive for any length of time. For additional information regarding Skelaxin®, please see under the heading “Skelaxin® Patent Challenge” in the section below entitled “Other Developments.”

      The new, convenient 800 mg dose of Skelaxin® has been well-received by physicians. The formulation offers patients the benefits of muscle pain relief without the complication of sedation, allowing them to pursue normal, everyday activities.

     Sonata®

      Net sales of Sonata® equaled $60.4 million in 2004. We acquired this product from Elan in June 2003. We estimate that if net sales of Sonata® during 2004 had reflected actual end-user demand for the product, Sonata® net sales would have equaled approximately $90.0 million. Although we anticipate some continued wholesale inventory reductions of Sonata® during the first quarter of 2005, we believe that net sales of this product during the following three quarters of 2005 should more closely reflect demand-based sales.

      Physicians have reacted positively to Sonata’s positioning for patients who have difficulty falling asleep. Because of its shorter half-life, we believe that patients experience a faster onset of action and have little or no “hang-over” effect in the morning. We believe the 2005 first quarter launch of the unit dose package should more competitively position Sonata in the hospital environment.

     Levoxyl®

      Levoxyl® net sales were $104.8 million for the year ended December 31, 2004, a 16.2% decrease from $125.1 million during the prior year. This decrease was primarily due to the entry of generic competition for the product in June 2004, an increase in the amount of our rebates for the product in order to better address the entry of generic competition, and the continued reduction in wholesale inventories of Levoxyl®. As a result, total net units of Levoxyl® sold decreased (8.9)% for the year ended December 31, 2004 in comparison to the prior year. Total prescriptions decreased approximately 12% from 2003 to 2004, according to NDC monthly prescription data.

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

      During 2001 and 2002, we filed with the U.S. Patent and Trademark Office in excess of 40 applications for U.S. patents concerning our FDA-approved product Levoxyl®. The first U.S. patent on Levoxyl®, the ’581 patent, a utility patent with composition of matter claims, listed in the FDA’s Orange Book, was issued on April 29, 2003 and extends through February 15, 2022. We cannot assure you that any or all of the other patent applications currently under review will be issued.

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

      On June 23, 2004, the FDA denied our Citizen Petition and approved supplemental New Drug Applications, which we refer to as an “sNDA,” filed by Alara Pharmaceuticals, Inc. and Jerome Stevens Pharmaceutical, Inc. under § 355(b)(2) of the Federal Food, Drug and Cosmetic Act, 21 U.S.C. § 355 et seq. seeking to market their currently approved products (Levo-T® and Unithroid®, respectively) as bioequivalent and therapeutically equivalent (i.e., “AB-Rated”) to our Levoxyl®. Neither Alara nor Jerome submitted a patent certification (under 21 U.S.C. §355(b)(2)(A)) against our ’581 patent, despite its listing in the Orange Book as applicable to Levoxyl®. In response, we filed an action in the U.S. District Court for the District of Columbia against the FDA seeking preliminary and permanent injunctive relief in the form of an order directing the FDA to withdraw its approval of the two sNDAs. Alara intervened in the action. In an order dated July 8, 2004, however, the Court denied our request for a temporary restraining order and a preliminary injunction on the basis that we could not demonstrate a likelihood of success on the merits of our claim. In view of the Court’s Order, the parties stipulated to a dismissal of the lawsuit.

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

      PT-141 is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction. This new chemical entity is being evaluated in Phase II clinical trials studying the efficacy and safety profile of varying doses of this novel compound in men experiencing ED and women experiencing FSD.

      Although the current ED market is primarily served by PDE-5 inhibitors which target the vascular system, a substantial unmet medical need for alternative sexual dysfunction therapies exists. Many patients are contraindicated for, or non-responsive to, PDE-5 inhibitors. For example, PDE-5 inhibitors are contraindicated in patients taking nitrates, which are prescribed primarily for the treatment of cardiovascular disease. Current clinical data indicates that PT-141 should not have any drug interactions with nitrates. We paid Palatin approximately $20.0 million on entering into the collaborative agreement, which included a $3.8 million equity investment in Palatin. Additionally, we may pay potential milestone payments to Palatin of up to $100.0 million for achieving certain ED and FSD development and regulatory approval targets. After regulatory approval and commercialization of PT-141, we may also pay potential milestone payments to Palatin of up to $130.0 million upon achieving specified annual North American net sales thresholds.

Other Developments

Governmental Investigations and Securities Litigation

      For a discussion regarding the governmental investigations and securities litigation, please see under the heading “Governmental Investigations and Securities Litigation” in the section below entitled “Liquidity and Capital Resources.”

Altace® Patent Challenge

      Cobalt Pharmaceuticals, Inc. filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book”: U.S. Patent Nos. 4,587,258, the ’258 patent, and 5,061,722, the ’722 patent, two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856, the ’856 patent, a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with Paragraph IV certification challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, however, we would not receive the full benefit of that 30 month stay. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-

infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. We intend to vigorously enforce our rights under the ’722 and ’856 patents.

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

Our Rochester Facility and Intangible Assets Related to Some Non-Key Products

      Our Rochester facility manufactures products for us and various third-party manufacturers. As of December 31, 2004, the net carrying value of the property, plant, and equipment at the Rochester facility was $86.9 million. Overall production volume at this facility has declined. We currently have plans to transfer to this facility the manufacture of some of our branded prescription pharmaceutical products that are currently manufactured for us by third parties. This should increase production and overall profitability at our Rochester facility. Management currently believes that these long-term assets are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline and/or if we are not successful in transferring additional production to the facility, we may have to write-off a portion of the property, plant and equipment associated with the facility.

      Demand for some of our non-key products, including but not limited to Intal®, Tilade® and Corzide®, declined over the past year at a rate which triggered a review of the intangible assets associated with these products. The net intangible assets reviewed for possible impairment totals approximately $1,407.0 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, we may have to write off a portion or all of these intangible assets.

Divestitures

      Anusol-HC® and Proctocort®. On June 30, 2004, we sold the Anusol-HC® and Proctocort® product lines, along with inventory, to Salix Pharmaceuticals, Inc. for approximately $13.4 million. As part of the transaction, we will manufacture the Anusol-HC® and Proctocort® product lines for Salix for two years.

      Women’s Health Products. Ongoing research, referred to as the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it created negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including some of our products. Prescriptions for some of our other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture many of our women’s health products. On November 22, 2004, we sold all of our rights in Prefest® for approximately $15.0 million. On December 23, 2004, we sold all of our rights in Nordette® for approximately $12.0 million.

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

II.  RESULTS OF OPERATIONS

Summary

      The following summarizes net revenues by operating segment (in thousands):

	For the Years Ended December 31,

	2002	2003
	(restated)	(restated)	2004

Branded pharmaceuticals	$992,520	$1,272,350	$1,076,517
Meridian Medical Technologies	—	124,157	123,329
Royalties	58,375	68,365	78,473
Contract manufacturing	35,936	27,289	26,046
Other	1,193	628	(1)

Total	$1,088,024	$1,492,789	1,304,364

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Revenues

      Total net revenue decreased $188.4 million, or 12.6%, to $1,304.4 million in 2004 from $1,492.8 million in 2003, due primarily to lower net sales from our branded pharmaceutical segment during 2004.

      Net sales from branded pharmaceutical products decreased $195.9 million, or 15.4%, to $1,076.5 million in 2004 from $1,272.4 million in 2003. We do not expect this downward trend to continue in 2005. This decrease was primarily due to lower sales volume due to some wholesale inventory reductions of our products, partially offset by some price increases. For a discussion regarding our wholesale inventory reductions, please see the “Wholesale Inventory Reductions” and “Sales of Key Products” sections above.

      Revenues from Meridian totaled $123.3 million in 2004 and $124.2 million in 2003.

      Revenues from royalties is derived primarily from payments we receive based on sales of Adenoscan®. Revenues from royalties increased $10.1 million, or 14.8%, to $78.5 million in 2004 from $68.4 million in 2003 primarily due to an increase in sales of Adenoscan®. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of these products and, thus, are not able to predict whether growth in 2005 will continue, if at all, at the rate experienced in 2004.

      Net revenues from contract manufacturing and other were $26.0 million in 2004 compared to $27.3 million in 2003.

Operating Costs and Expenses

      Total operating costs and expenses increased $4.8 million, or 0.4%, to $1,345.6 million in 2004 from $1,340.8 million in 2003. Total operating costs and expenses during these two periods were relatively flat primarily due to a reduction in the net charge associated with special items included in total operating costs and expenses during 2004 compared to 2003. Special items are those particular material income or expense items that our management believes are not related to our ongoing, underlying business, are not recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishments of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our ongoing, underlying business and an analysis of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special charge involves judgments by us.

      Cost of revenues decreased $32.9 million, or 8.5%, to $352.9 million in 2004 compared to $385.8 million in 2003. The decrease was primarily due to a reduction in the amount of special items affecting cost of revenues and lower unit sales of our branded pharmaceutical products in 2004 as compared to 2003. Special items affecting cost of revenues in 2003 resulted in a net charge equaling $40.4 million compared to a net charge of $13.5 million in 2004. Special items included in cost of revenues during 2004 and 2003 are discussed below.

      Cost of revenues from branded pharmaceutical products decreased $29.0 million, or 10.3%, to $251.6 million in 2004 from $280.6 million in 2003. The decrease was primarily due to a reduction in the amount of special items affecting cost of revenues and lower unit sales of our branded pharmaceutical products as a result of the wholesale inventory reductions discussed above. For additional information and a description of the effect of wholesale channel inventory on net sales, please see the section above entitled “Wholesale Inventory Reductions.” Special items affecting cost of revenues from branded pharmaceuticals during 2004 and 2003 included the following:

•	As a result of declining Lorabid® prescriptions, we determined that we will not sell all of the Lorabid® inventory that we were required to purchase under our supply agreement with Eli Lilly. Accordingly, we recorded a $34.0 million charge during 2003 primarily related to our purchase commitments for Lorabid® that are in excess of expected demand. We recorded a similar charge during 2004 in the amount of $8.9 million for our purchase commitments for Lorabid® and some other small products that we believe are in excess of expected demand.

•	We incurred charges in the amount of $4.6 million in 2004 and $4.3 million in 2003 primarily related to the voluntary recalls of certain lots of Levoxyl®.

      Cost of revenues from Meridian Medical Technologies decreased $6.9 million, or 10.4%, to $59.3 million in 2004 from $66.2 million in 2003 partially due to product mix and the absence of special items affecting these costs in 2004 as compared to 2003. The special item affecting these costs in 2003 was a charge of $2.1 million relating to the step-up in the cost of Meridian’s inventory at the time of acquisition.

      Cost of revenues from royalties equaled $10.9 million and $11.2 million in 2004 and 2003, respectively.

      Cost of revenues associated with contract manufacturing and other increased $3.4 million, or 12.2%, to $31.2 million in 2004 from $27.8 million in 2003 due to higher cost and decreased unit production of products we manufacture for third parties.

      As a percentage of revenues, cost of revenues equaled 27.1% in 2004 and 25.8% in 2003.

      Total selling, general and administrative expenses, including co-promotion fees paid under our Co- Promotion Agreement with Wyeth Pharmaceuticals, increased $104.8 million, or 21.4%, to $595.4 million in 2004 from $490.6 million in 2003. This increase was primarily attributable to operating expenses associated with the expansion of our sales and marketing organization, increased expenses associated with special items, and increased marketing expenses associated with marketing campaigns for some of our products, which together were substantially offset by decreases in co-promotion fees paid under our Co-Promotion Agreement with Wyeth due to lower sales of Altace® during 2004, as compared to 2003. Selling, general and administrative expenses include special items of $24.8 million in 2004 and $28.9 million in 2003 mostly due to professional fees that were primarily related to the ongoing investigations of our company by the SEC and the Office of Inspector General of the Department of Health and Human Services. During 2005, we anticipate that total selling, general and administrative expenses should increase at a substantially reduced rate compared to that experienced in 2004.

      As a percentage of total revenues, total selling, general, and administrative expense increased to 45.6% in 2004 compared to 32.9% in 2003. The increased percentage in 2004 was primarily due to lower net sales of branded pharmaceutical products during 2004 for the reasons discussed above in the sections entitled “Wholesale Inventory Reductions” and “Sales of Key Products.”

      Depreciation and amortization expense increased $48.3 million, or 42.4%, to $162.1 million in 2004 from $113.8 million in 2003. This increase was primarily attributable to the amortization of the intangible assets associated with our acquisitions of Sonata® and Skelaxin® on June 12, 2003. As a percentage of total revenues, depreciation and amortization expense increased to 12.4% in 2004 compared to 7.6% in 2003. For additional information regarding amortization, including estimated future amortization expense, please see Note 10 to our audited consolidated financial statements.

      Total research and development expenses decreased $153.9 million to $84.2 million in 2004 from $238.1 million in 2003. This decrease was primarily due to a decrease in special items resulting in a charge equaling $194.0 million in 2003 for acquired in-process research and development associated with our acquisition of Sonata® and Skelaxin®, partially offset by a special item resulting in a charge equaling $17.1 million during 2004 for in-process research and development associated with our entry into a strategic alliance with Palatin and an increase during 2004 in expenses associated with ongoing research and development programs that have progressed to later stages of clinical development. We anticipate that research and development expense should equal approximately $100.0 million during 2005.

      In addition to the special items related to cost of revenues of branded pharmaceutical products, total selling, general and administrative expense and research and development expense described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $241.3 million during 2004 compared to a net charge totaling $112.6 million during 2003. These other special items included the following:

•	An intangible asset impairment charge in 2004 of $149.6 million, which is primarily related to our decision to discontinue the Sonata® MR development program, and greater than expected decline in prescriptions for Florinef® and Tapazole® due to availability of generics for these products. These special items were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of these assets. During the year ended December 31, 2003, we incurred an intangible asset impairment charge of $124.6 million primarily reflecting the reduction in the fair value of the Florinef® intangible assets on the approval of a second generic on January 21, 2003. The additional intangible asset impairment charge pertaining to Florinef® recorded in 2004 reflects a further reduction in the fair value of the intangible assets associated with this product due to a decline in prescriptions for the product that is in excess of our original estimate.

•	In 2004, we accrued $65.0 million for estimated settlement costs as an operating expense to cover interest, fines, penalties and all other amounts in addition to the $65.4 million that we previously accrued for estimated underpayments to Medicaid and other government pricing programs. For additional information, please see the section entitled “Governmental Investigations and Securities Litigation” in “Liquidity and Capital Resources.”

•	Restructuring charges in the amount of $10.8 million in 2004 as a result of separation agreements with several of our executives, the relocation of our sales and marketing operations from Bristol, Tennessee to Princeton New Jersey and our decision to discontinue some relatively insignificant products associated with Meridian Medical Technologies’ business.

•	A charge of $9.1 million in 2004 for merger related costs associated with our recently terminated merger agreement with Mylan.

•	Income of $9.5 million in 2004 primarily due to a gain on the sale of our Anusol-HC® and Proctocort® product lines, and a gain on the termination of our co-promotion and license agreements with Novavax regarding EstrasorbTM and the repurchase by Novavax of all of its convertible notes which we held.

•	During the year ended December 31, 2003, we had income of $12.0 million due to a gain on the sale of our animal health products and certain non-income producing intangible assets.

Operating (Loss) Income

      We had an operating loss of $41.3 million in 2004 compared to operating income of $152.0 million in 2003. This decrease was primarily due to the special items described above and lower net sales from our branded pharmaceutical segment during 2004. While we believe operating income in 2005 will grow due to increased net sales from our branded pharmaceutical segment and decreased charges related to special items, we refer you to the “Risk Factors” section in this report where we describe events that could cause results to materially differ.

Other Income (Expense)

      Interest income equaled $6.0 million in 2004 and $6.8 million in 2003.

      Interest expense was $12.6 million in 2004 compared to $13.4 million in 2003.

      Special items affecting other income (expense) include a charge of $2.9 million in 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax; a charge in the amount of $6.5 million during 2004 to reflect our determination that the decline in the fair value of our equity interest in Novavax as of December 31, 2004 was other than temporary; and income in the amount of $18.5 million during 2003 to reflect a decrease in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in July 2004.

Income Tax Expense (Benefit)

      During 2004 we had an income tax benefit rate of 12.8%, which is lower than the federal statutory rate due to the expected nondeductible Medicaid related charges, state taxes, and the establishment of a valuation allowance against state deferred tax assets related to asset impairments. For the year ended December 31, 2003 we had an effective tax rate of 40.3% which is greater than the federal statutory rate due to charges related to the establishment of a valuation allowance against state deferred tax assets for the write-off of acquired in-process research and development, nondeductibility of acquired in-process research and development related to the acquisition of Meridian, and state taxes. We anticipate the effective tax rate in 2005 to approximate the federal statutory rate.

Income (Loss) from Continuing Operations

      Due to the factors set forth above, we had a loss from continuing operations of $50.6 million in 2004 compared to income from continuing operations of $97.4 million in 2003.

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

      During 2004 and 2003, loss from discontinued operations equaled $172.8 million and $8.8 million, or $109.7 million and $5.5 million net of income tax benefit, respectively.

Net (Loss) Income

      Due to the factors set forth above, we had a net loss of $160.3 million in 2004 compared to net income of $91.9 in 2003.

Year Ended December 31, 2003 (Restated) Compared to Year Ended December 31, 2002 (Restated)

Revenues

      Total net revenue increased $404.8 million, or 37.2%, to $1,492.8 million in 2003 from $1,088.0 million in 2002, due primarily to the acquisition and growth of branded pharmaceutical products.

      Net sales from branded pharmaceutical products increased $279.9 million, or 28.2%, to $1,272.4 million in 2003 from $992.5 million in 2002. This increase was primarily due to our acquisition of Sonata® and Skelaxin® on June 12, 2003, increased net sales of some of our branded pharmaceutical products, particularly Altace® and Thrombin-JMI® and the acquisition of Intal®, Tilade®, and Synercid® on December 30, 2002, partially offset by lower sales of Levoxyl®, our women’s health products, Lorabid®, Cortisporin®, and Florinef®. Net sales from branded pharmaceutical products for 2002 also reflect a $12.0 million charge arising from changes in accounting estimates related to Medicaid and other governmental pricing programs. During 2002, $0.4 million of these charges are included in discontinued operations.

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

Operating Costs and Expenses

      Total operating costs and expenses increased $527.8 million, or 64.9%, to $1,340.8 million in 2003 from $813.0 million in 2002. This increase was primarily due to special items during 2003 resulting in a net charge equaling $371.9 million, compared to a net charge totaling $152.8 million during 2002, operating costs associated with Meridian which we acquired in January 2003, cost of revenues and amortization associated with branded pharmaceutical products acquired during 2003, expenses associated with the expansion of our sales force during 2003, and cost of revenues associated with increased unit sales of some of our branded pharmaceutical products.

      Cost of revenues increased $94.5 million, or 32.4%, to $385.8 million in 2003 from $291.3 million in 2002. The increase was primarily due to costs associated with sales of branded pharmaceutical products we acquired during 2003, cost of revenues associated with Meridian which we acquired in January 2003, partially offset by special items related to inventory in 2002 resulting in a charge equaling $68.1 million during that year, compared to a charge of $36.5 million during 2003. Special items included in cost of revenues during 2002 and 2003 are as follows:

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

      Cost of revenues from branded pharmaceutical products increased $44.8 million, or 19.0%, to $280.6 million in 2003 from $235.8 million in 2002. The increase was primarily due to cost of revenues associated with our acquisitions and an increase in cost of sales related to Altace®, partially offset by a decrease in the net charge for special items associated with our inventory of branded pharmaceutical products as described above.

      Cost of revenues from Meridian Medical Technologies was $66.2 million in 2003. This is a new segment in 2003 due to our acquisition of Meridian on January 8, 2003.

      Cost of revenues from royalties increased $0.7 million, or 6.7%, to $11.2 million in 2003 from $10.5 million in 2002.

      Cost of revenues associated with contract manufacturing decreased $16.5 million, or 37.8%, to $27.2 million in 2003 from $43.7 million in 2002 due to decreased unit production of products we manufacture for third parties.

      As a percentage of revenues, cost of revenues decreased to 25.8% in 2003 from 26.8% primarily due to a reduction in the amount of the net charge for special items related to inventory during 2003 as described above, partially offset by cost of revenues associated with Meridian which we acquired in January 2003 and whose products have lower gross margins.

      Total selling, general and administrative expenses, including co-promotion fees paid under our Co- Promotion Agreement with Wyeth Pharmaceuticals, increased $133.2 million, or 37.3%, to $490.6 million in 2003 from $357.4 million in 2002. This increase was primarily attributable to special items resulting in a net charge equaling $28.9 million for professional fees that are primarily related to the ongoing investigations of our company by the SEC and the Office of Inspector General of the Department of Health and Human Services, expenses associated with expansion of our sales force during 2003 and selling, general and administrative expenses associated with Meridian which we acquired in January 2003. Fees under our Co-Promotion Agreement for Altace® were reduced by $15.2 million during 2003 as a result of the accrual adjustments during 2002 and 2003 for amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2002. As a percentage of revenues, total selling, general, and administrative expense was 32.9% in 2003 compared to 32.8% in 2002.

      Depreciation and amortization expense increased $62.4 million, or 121.4%, to $113.8 million in 2003 from $51.4 million in 2002. This increase was primarily attributable to the amortization of the intangible assets associated with our acquisitions of Sonata® and Skelaxin® on June 12, 2003; Meridian on January 8, 2003; and Intal®, Tilade® and Synercid® on December 30, 2002. As a percentage of total revenues, depreciation and amortization expense increased to 7.6% in 2003 compared to 4.7% in 2002.

      Total research and development expenses increased $197.9 million to $238.1 million in 2003 from $40.2 million in 2002. This increase was primarily due to an increase in special items resulting in a charge equaling $194.0 million in 2003 for acquired in-process research and development associated with our acquisition of the rights to new formulations of Sonata® and our acquisition of Meridian, partially offset by a special item resulting in a charge equaling $12.0 million during 2002 for in-process research and development associated with our acquisition of Intal® in December 2002.

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

Operating Income

      Operating income decreased $123.0 million, or 44.7%, to $152.0 million in 2003 from $275.0 million in 2002. As a percentage of net revenues, operating income decreased to 10.2% in 2003 from 25.3% in 2002. This decrease was primarily due to the special items described above, particularly special charges totaling $194.0 million for acquired in-process research and development relating to our acquisition of rights to new formulations of Sonata® and our acquisition of Meridian, and $111.0 million intangible asset impairment special charges related to Florinef®.

Other Income (Expense)

      Interest income decreased $15.6 million, or 69.6%, to $6.8 million in 2003 from $22.4 million in 2002 primarily due to lower balances of invested cash, cash equivalents and marketable securities during 2003 as compared to 2002.

      Interest expense increased $1.0 million, or 8.1%, to $13.4 million in 2003 from $12.4 million in 2002.

      Our financial results in 2003 include a special income item in the amount of $18.6 million to reflect the decrease in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in 2004.

Income Tax Expense

      The effective tax rate was 40.3% in 2003 and 31.4% in 2002. The effective tax rate in 2002 was different than the federal statutory rate of 35.0% primarily due to favorable adjustments in the overall state tax rate, research and development tax credits, donations of branded prescription pharmaceutical products and tax-exempt interest. The effective tax rate in 2003 was higher then the federal statutory rate primarily due to state income taxes and non-deductible in-process research and development charges incurred in connection with our acquisition of Meridian.

Income from Continuing Operations

      Due to the factors set forth above, income from continuing operations decreased $73.1 million, or 42.9%, to $97.4 million in 2003 from $170.5 million in 2002.

Discontinued Operations

      During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette®. These products were divested in 2004. These product rights held for sale had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2003 and 2002.

      During 2003 and 2002, (loss) income from discontinued operations equaled $(8.8) million and $19.0 million, or $(5.5) million and $11.9 million net of income tax expense, respectively.

Net Income

      Due to the factors set forth above, net income decreased $90.4 million, or 49.6%, to $92.0 million in 2003 from $182.4 million in 2002.

Off Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

      We do not have any off balance sheet arrangements, except for operating leases in the normal course of business as described in Note 12 to our audited consolidated financial statements included in this report, and as reflected in the table below.

      The following summarizes contractual obligations and commitments as of December 31, 2004 (in thousands):

	Payment Due by Period

		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Contractual Obligations:
Long-term debt	$345,000	$—	$345,000	$—	$—
Operating leases	57,167	15,997	26,265	14,893	12
Unconditional purchase obligations	467,331	171,047	203,094	93,190	—

Total	$869,498	$187,044	$574,359	$108,083	$12

      Our unconditional purchase obligations are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to our branded pharmaceutical products. The above table does not reflect any potential milestone payments in connection with research and development projects or acquisitions.

      We have a supply agreement with Sanofi-Aventis S.A. to produce ramipril, the active ingredient in Altace®. This supply agreement is reflected in the unconditional purchase obligations above. This supply agreement requires us to purchase certain minimum levels of ramipril. If sales of Altace® do not increase at the currently anticipated rates, if we are unable to maintain market exclusivity for Altace® in accordance with our current expectations, if our product life cycle management is not successful, or if we do not terminate the supply agreement at an optimal time for us, we may incur losses in connection with the purchase commitments under the supply agreement. In the event we incur losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon our results of operations and cash flows.

      We have binding purchase orders for metaxalone, the active ingredient in Skelaxin®. These purchase orders are reflected in the unconditional purchase obligations above. These purchase orders require us to purchase certain minimum amounts of metaxalone. If sales of Skelaxin® do not continue as currently anticipated, we may incur losses in connection with the purchase commitments under these purchase orders. In the event we incur losses in connection with the purchase commitments under these purchase orders, there may be a material adverse effect upon our results of operations and cash flows.

      We have a supply agreement with Eli Lilly to produce Lorabid® which is reflected in the unconditional purchase obligations above. This supply agreement requires us to purchase certain minimum levels of inventory of Lorabid® through September 1, 2005. Based on changes in estimated prescription trends, we believe our minimum purchase commitments under the supply agreement are greater than that which we will be able to sell to our customers. As a result, we recorded charges of $3.6 million during December 2004 and $30.0 million during December 2003 related to the liability associated with the amount of our purchase commitments in excess of expected demand. As of December 31, 2004, we have $0.8 million of additional exposure related to the supply agreement if prescriptions for Lorabid® continue to decline.

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

      As discussed above, Elan was working to develop Sonata® MR pursuant to an agreement we had with them. We recently decided to discontinue the program to develop Sonata MR. Accordingly, we intend to terminate the agreement with Elan. Although we believe we are entitled to terminate the agreement, we can provide no assurance that we will effectively terminate the agreement and, if we do, under what terms. The agreement currently requires us to pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®.

      As discussed in the “PT-141” subsection of the “Strategic Developments” section, on August 13, 2004, we entered into a collaborative agreement with Palatin to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million upon achieving certain development and regulatory approval targets. Following regulatory approval and commercialization of PT-141, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.

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

      We have not yet reached any agreements or understandings with respect to the terms of such a settlement and may not ever be able to reach such an agreement. However, based on the status of the discussions to date, we now believe that it is reasonably likely that we will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	We have previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs, and estimated settlement costs with all relevant governmental parties. This amount includes $65.4 million accrued for estimated underpayments to Medicaid and other government pricing programs, and an additional $65.0 million for estimated in the settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other additional amounts. Our current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

•	With respect to the matters being investigated by or discussed with the staff of the SEC, we currently anticipate that we would settle, without admitting or denying, one or more charges that we failed to maintain adequate books and records and internal controls. We anticipate that the action to be settled could also include one or more charges that our public filings contained material misstatements or omissions relating to our financial results for some or all of the periods for which results have been restated as discussed under the heading “Restatement of Previously Issued Financial Statements” in this section. We do not anticipate being required to restate any results for periods prior to 2002.

•	We expect that we will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require us to submit to audits relating to our Medicaid rebate calculations over a five-year period. We do not expect that the resolution of the pending investigations will result in any prohibitions on our sales to Medicaid or any related state or Federal program, nor do we expect any other material restriction on our ability to conduct our business, although we will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	We do not expect that any criminal charges will be asserted against the Company or against any present or former director, officer or employee in connection with the matters being investigated.

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

      For additional information, please see the section entitled “Risk Factors” under the heading “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business”.

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

Year ended December 31, 2004

      We generated net cash from operations of $260.9 million for the year ended December 31, 2004. Our net cash provided from operations was primarily the result of $50.6 in net loss from continuing operations, adjusted for non-cash charges for depreciation and amortization from continuing operations of $162.1 million, intangible asset impairment charges from continuing operations of $149.6 million, a change in deferred taxes of $17.1 million and changes in working capital. Changes in working capital include an increase in inventory of $15.2 million, an increase in accrued expenses of $41.6 million, an increase in accounts payable of $9.2 million, a decrease in income taxes payable of $78.7 million, a decrease in accounts receivable of $58.0 million, and an increase in prepaid expenses of $16.1 million.

      Investing activities reduced cash flow by $107.6 million primarily due to milestone payments related to the acquisition of the primary care business of Elan of $36.0 million and the purchase of property, plant and equipment of $55.1 million. The Company also had $27.5 million of proceeds principally from the sale of product rights offset by a $20.0 million investment in Palatin and a contingent consideration payment in 2004 of $21.2 million related to the acquisition of Synercid®.

      Financing activities contributed $4.6 million to cash flow due to the exercise of employee stock options.

      Discontinued operations provided $38.1 million in cash flows. This is primarily the result of selling Nordette® and Prefest® and receiving $27.9 of proceeds. The remaining cash flows were the result of a loss from discontinued operations, adjusted for non-cash depreciation and amortization of $4.4 million, a change in deferred taxes of $62.2 million, and an intangible asset impairment charge of $174.7 million.

Year ended December 31, 2003 (Restated)

      We generated net cash from operations of $435.7 million for the year ended December 31, 2003. Our net cash provided from operations was primarily the result of $97.4 million in net income, adjusted for non-cash charges for depreciation and amortization of $114.7 million, the write-off of in-process research and development of $194.0 million primarily related to the acquisitions of Meridian and the primary care business of Elan, and the impairment charge for intangible assets of $124.6 million primarily related to Florinef®. Working capital changes reducing cash flow from operations were due primarily to increases in inventory and accounts receivable resulting from increased sales. Working capital changes increasing cash flow from operations were due primarily to increases in accrued expenses due to the timing of our payments for rebates.

      Cash flows used in investing activities were $875.0 million primarily due to our purchase of Meridian of $238.5 million, our purchase of the primary care business of Elan of $761.7 million, net proceeds from the sale of investment securities of $227.2 million, transfers to escrow of $67.7 million and capital expenditures of $51.2 million.

      Cash flows from financing activities were $2.5 million, principally comprised of debt payments of $1.3 million offset by proceeds in the amount of $4.1 million from the exercise of employee stock options. Included in financing activities is $125.0 million of proceeds and $125.0 million of payments both related to borrowings on our credit facility.

      Discontinued operations used $5.4 million in cash flows. This was primarily the result of a $6.1 million total loss from discontinued operations, adjusted for non-cash depreciation and amortization of $10.8 million, a change in income taxes payable of $3.7 million, and a payment related to the purchase of Prefest® of $7.0 million.

Year ended December 31, 2002 (Restated)

      We generated net cash from operations of $427.2 million for the year ended December 31, 2002. Our net cash provided from operations was primarily the result of $170.5 million in net income, adjusted for non-cash charges for depreciation and amortization of $52.1 million, the write-off of in-process research and development of $12.0 million related to our acquisition of Intal®, the impairment charge for intangible assets of $66.8 million related to Lorabid®, and the reserve on convertible senior notes of $35.4 million, partially offset by changes in working capital and deferred income taxes.

      Cash flows used in investing activities were $463.0 million primarily due to the purchase of intangible assets of $210.8 million related to our acquisitions of Intal®, Tilade® and Synercid®, capital expenditures of $73.6 million, the net purchase of investment securities of $177.3 million, and the purchase of Novavax convertible senior notes of $10.0 million.

      Financing activities used $168.1 million of cash flows comprised principally of the repurchase of some of our common stock for $166.3 million.

      Discontinued operations used $82.5 million in cash flows. This was primarily the result of $14.1 million total income from discontinued operations, adjusted for non-cash depreciation and amortization of $7.9 million, a change in income taxes payable of $8.4 million, and the purchase of Prefest® for $111.3 million.

Certain Indebtedness and Other Matters

      As of December 31, 2004, we had $345.0 million of long-term debt (including current portion) outstanding, up to $388.4 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration.

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

      On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of December 31, 2004, we have complied with these covenants. As described above, on June 3 and June 6, 2003, we drew down a total of $125.0 million under our senior secured revolving credit facility to fund a portion of our acquisition of Elan’s primary care business on June 12, 2003. During the third quarter of 2003, we repaid the principal balance owed on our senior secured revolving credit facility and have no outstanding borrowings as of December 31, 2003. As of December 31, 2004, there were no outstanding borrowings under this facility, however, we had $10.0 million outstanding for letters of credit under this facility.

Capital Expenditures

      Capital expenditures, including capital lease obligations, were $55.1 million for the year ended December 31, 2004 and $51.2 million for the year ended December 31, 2003. The principal capital expenditures for the year ended December 31, 2004 included property and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester..

      We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2005 of approximately $70 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

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

      Significant estimates for which it is reasonably possible that a material change in estimate could occur in the near term include forecasted future cash flows used in testing for impairments of intangible and tangible assets and loss accruals for excess inventory and fixed purchase commitments under our supply contracts. Forecasted future cash flows in particular require considerable judgment and are subject to inherent imprecision. In the case of impairment testing, changes in estimates of future cash flows could result in a material impairment charge and, whether or not they result in an immediate impairment charge, could result prospectively in a reduction in the estimated remaining useful life of tangible or intangible assets, which could be material to the financial statements.

      Other significant estimates include accruals for Medicaid and other rebates, returns and chargebacks, allowances for doubtful accounts and estimates used in applying the revenue recognition policy and accounting for the Co-Promotion Agreement with Wyeth.

      We are subject to risks and uncertainties that may cause actual results to differ from the related estimates, and our estimates may change from time to time in response to actual developments and new information.

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

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed actual inventory quantities which we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and commercial and Medicaid rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

     Accrual for Rebates (in thousands):

	2003	2004

Balance at January 1, net of prepaid amounts (restated)	$147,618	$213,893
Current provision related to sales made in current period	260,865	304,427
Current provision related to sales made in prior periods	3,320	(1,397)
Product acquisition	3,101	—
Actual rebates	(201,011)	(344,762)

Ending balance, net of prepaid amounts	213,893	172,161

     Accrual for Returns (in thousands):

	2003	2004

Balance at January 1 (restated)	$42,086	$82,477
Current provision	87,594	151,099
Supplemental provision	7,900	32,011
Product acquisition	6,687	—
Actual returns	(61,790)	(142,724)

Ending balance	$82,477	$122,863

     Accrual for Chargebacks (in thousands):

	2003	2004

Balance at January 1 (restated)	$16,064	$25,349
Current provision	106,984	114,969
Actual chargebacks	(97,699)	(112,365)

Ending balance	$25,349	$27,953

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. See Note 3, Summary of Significant Accounting Policies, in our “Notes to Consolidated Financial Statements” included in this report. For the year ended December 31, 2002, we deferred recognition of revenue associated with a purchase of our products by the King Benevolent Fund. We have and will recognize the deferred revenue as the purchased products are distributed by the King Benevolent Fund. See Note 21, Related Party Transactions, in our “Notes to Consolidated Financial Statements” included in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of our convertible debentures would be impacted by our stock price. The estimated fair value of our total long-term debt at December 31, 2004 was $327.8 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease 1%, the fair value of our long-term debt would increase or decrease by approximately $6.1 million.

      At December 31, 2004, 2003 and 2002, we did not hold any derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

      Our audited consolidated financial statements and related notes as of December 31, 2004 and 2003 and for each of the three years ended December 31, 2004 are included under Item 15 and begin on page F-1.

Item 9.	Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

Internal Control over Financial Reporting as of September 30, 2004

      As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have restated our previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to our reserve for product returns.

      The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness. Considering this guidance, we evaluated the methodological errors that resulted in the restatement and concluded that the restatement resulted from a material weakness in our internal control over financial reporting as of September 30, 2004.

      Management has concluded that the material weakness that existed as of the end of the third quarter of 2004 has been remediated. Our remedial steps included the adoption of revised methodologies for estimating our product returns.

Management’s Report on Internal Control Over Financial Reporting as of December 31, 2004

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

      As required by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of

December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      As of December 31, 2004, we did not maintain effective controls over the period-end financial reporting process because we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as a result of the loss of certain finance personnel, the challenges of hiring new personnel while a merger was pending and the resource requirements to address the restatement of our financial statements described above.

      Although this deficiency resulted in certain errors during 2004 that were not detected by the period-end monitoring activities, it did not result in any audit adjustments or material misstatements of our financial statements as of year-end. However, the significance of a deficiency in internal control over financial reporting depends on the potential for a misstatement, not on whether a misstatement actually occurred. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in “more than a remote likelihood” that a material misstatement of the annual or interim financial statements will not be prevented or detected. Considering the above, management has concluded that as of December 31, 2004 the finance and accounting resource constraints constituted a material weakness in supervisory review and monitoring activities in connection with the period-end financial reporting process. Because of this material weakness, management has concluded that our internal control over financial reporting was not effective as of December 31, 2004.

      Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 as stated in their report which appears on page F-1.

Remediation of Material Weakness that Existed as of December 31, 2004

      We are in the process of increasing the number of finance and accounting resources performing supervisory review and monitoring activities during the period-end financial reporting process by actively recruiting additional managerial level finance and accounting resources.

Changes in Internal Control Over Financial Reporting

      Except as discussed above, there have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

      Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2004.

      In making this evaluation, management considered the material weaknesses discussed above, together with the remedial steps we have taken. Management also considered its conclusion stated above that our internal control over financial reporting was not effective as of December 31, 2004.

      Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, due to the material weakness as of year end, our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that no system of controls can provide complete assurance of achieving its objectives.

PART III

       The information called for by Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Item 14 — Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2005 annual meeting of shareholders, which will be filed with the SEC not later than April 30, 2005 (120 days after the end of the fiscal year covered by this report).

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as a part of this report:

(1)	Financial Statements

      All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b) Exhibits

      The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number			Description

3.1(	1)	—	Second Amended and Restated Charter of King Pharmaceuticals, Inc.
3.2(	1)	—	Amended and Restated Bylaws of King Pharmaceuticals, Inc.
4.1(	1)	—	Specimen Common Stock Certificate.
4.2(	1)	—	Form of Rights Agreement by and between King Pharmaceuticals, Inc. and The Bank of New York (successor in interest to Union Planters National Bank).
10.2(	2)	—	Co-Promotion Agreement, dated as of June 22, 2000, between American Home Products Corporation and King Pharmaceuticals, Inc.
10.3(	2)	—	Asset Purchase Agreement, dated as of June 22, 2000, between American Home Products Corporation and King Pharmaceuticals, Inc.
10.4(	3)	—	Convertible Notes of Novavax, Inc. to King Pharmaceuticals, Inc. dated December 19, 2000, September 7, 2001 and June 26, 2002; Note Purchase Agreements by and between Novavax, Inc. and King Pharmaceuticals, Inc. dated as of December 19, 2000, September 7, 2001, and June 26, 2002; Investor Rights Agreement by and between Novavax, Inc. and King Pharmaceuticals, Inc. dated as of December 19, 2000, as amended; and Registration Rights Agreement by and between Novavax, Inc. and King Pharmaceuticals, Inc. dated as of December 19, 2000, as amended.
10.5(	4)	—	Indenture, dated as of November 1, 2001, among King Pharmaceuticals, Inc., certain Subsidiary Guarantors and The Bank of New York, as trustee, relating to King’s 2 3/4% Convertible Debentures due November 15, 2021.
10.6(	6)	—	1998 King Pharmaceuticals, Inc. Non-Employee Director Stock Option Plan.
10.7(	1)	—	1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc.
10.8(	4)	—	King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan.
10.9(	5)	—	The Medco Research, Inc. 1989 Stock Option and Stock Appreciation Rights Plan, as amended through July 29, 1998.

Exhibit
Number			Description

10.10	(6)	—	1989 Incentive Stock Option Plan of Jones Medical Industries, Inc.
10.11	(6)	—	Jones Medical Industries, Inc. 1994 Incentive Stock Plan.
10.12	(6)	—	Jones Medical Industries, Inc. 1997 Incentive Stock Plan.
10.13	(7)	—	Credit Agreement dated as of April 23, 2002, among King Pharmaceuticals, Inc., and the Lenders therein, Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, as Collateral Agent and as Swingline Lender, and Bank of America, NA, J.P. Morgan Securities Inc., and UBS Warburg LLC as Co-Syndication Agents, Wachovia Bank National Association, as Documentation Agent, Credit Suisse First Boston as Sole Lead Arranger and Bookrunner.
10.14	(8)	—	Amended and Restated Asset Purchase Agreement by and among Elan Corporation, plc, Elan Pharma International Limited, Elan Pharmaceuticals, Inc., Jones Pharma Incorporated and Monarch Pharmaceuticals, Inc. dated as of May 19, 2003.
10.15	(9)	—	King Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Plan.
21.1		—	Subsidiaries of the Registrant.
23.1		—	Consent of PricewaterhouseCoopers LLP.
31.1		—	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to King’s Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.

(2)	Incorporated by reference to King’s Current Report on Form 8-K filed June 30, 2000.

(3)	Incorporated by reference to King’s Schedule 13-D filed December 29, 2000, as amended.

(4)	Incorporated by reference to King’s Registration Statement on Form S-8 filed February 26, 1999.

(5)	Incorporated by reference to King’s Registration Statement on Form S-8 filed March 9, 2000.

(6)	Incorporated by reference to King’s Registration Statement on Form S-8 filed September 6, 2000.

(7)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 14, 2002.

(8)	Incorporated by reference to King’s Current Report on Form 8-K filed June 13, 2003.

(9)	Incorporated by reference to King’s Annual Report on Form 10-K for the year ended December 31, 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

King Pharmaceuticals, Inc.:

      We have completed an integrated audit of King Pharmaceuticals, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 2 to the consolidated financial statements, the Company has restated its previously issued financial statements for the years ended December 31, 2003 and 2002.

Internal control over financial reporting

      Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting as of December 31, 2004 appearing under Item 9A, that King Pharmaceuticals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the period-end financial reporting process because the Company did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004 the Company did not maintain effective controls over the period-end reporting process because the Company did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities. Although this deficiency resulted in certain errors during 2004 that were not detected by the period-end monitoring activities, it did not result in any audit adjustments or material misstatements of the Company’s financial statements as of year end. The lack of a sufficient number of finance and accounting resources performing supervisory review and monitoring activities during the period-end financial reporting process is a material weakness that could result in a material misstatement of annual and interim financial statements that would not be prevented or detected. Considering the above, management has concluded that as of December 31, 2004 the finance and accounting resource constraints constituted a material weakness in supervisory review and monitoring activities in connection with the period-end financial reporting process. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

      In our opinion, management’s assessment that King Pharmaceuticals, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, King Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 15, 2005

KING PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS

as of December 31, 2003 and 2004
(in thousands, except share data)

	2003
	(restated)	2004

ASSETS
Current assets:
Cash and cash equivalents	$146,053	$342,086
Restricted cash	133,969	97,730
Marketable securities	—	16,498
Accounts receivable, net of allowance of $11,055 and $15,348	246,417	180,963
Inventories	260,886	274,412
Deferred income tax assets	148,479	153,979
Prepaid expenses and other current assets	30,036	61,395
Assets related to discontinued operations	4,012	—

Total current assets	969,852	1,127,063
Property, plant and equipment, net	257,659	280,731
Goodwill	121,355	121,152
Intangible assets, net	1,552,492	1,285,961
Other assets (includes restricted cash of $30,265 and $2,775)	76,517	16,318
Deferred income tax assets	19,154	92,931
Assets related to discontinued operations	204,501	—

Total assets	$3,201,530	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81,648	$92,920
Accrued expenses	566,704	596,010
Income taxes payable	79,641	—
Current portion of long term debt	97	—

Total current liabilities	728,090	688,930
Long-term debt	345,000	345,000
Other liabilities	123,949	41,436

Total liabilities	1,197,039	1,075,366

Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, 15,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 300,000,000 shares authorized, 241,190,852 and 241,706,583 shares issued and outstanding	1,205,970	1,210,647
Retained earnings	797,408	637,120
Accumulated other comprehensive income	1,113	1,023

Total shareholders’ equity	2,004,491	1,848,790

Total liabilities and shareholders’ equity	$3,201,530	$2,924,156

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

for the years ended December 31, 2002, 2003 and 2004
(in thousands, except share data)

	2002	2003
	(restated)	(restated)	2004

Revenues:
Net sales	$1,029,649	$1,424,424	$1,225,890
Royalty revenue	58,375	68,365	78,474

Total revenues	1,088,024	1,492,789	1,304,364

Operating costs and expenses:
Costs of revenues, exclusive of depreciation, amortization and impairments shown below	291,257	385,841	352,938

Selling, general and administrative, exclusive of co-promotion fees	174,236	292,084	409,775
Medicaid related charge	—	—	65,000
Mylan transaction costs	—	—	9,062
Co-promotion fees	183,172	198,498	111,604

Total selling, general and administrative	357,408	490,582	595,441

Research and development	28,184	44,078	67,939
Research and development — in process upon acquisition	12,000	194,000	16,300

Total research and development	40,184	238,078	84,239

Depreciation and amortization	51,377	113,745	162,115
Intangible asset impairment	66,844	124,616	149,592
Merger, restructuring, and other nonrecurring charges	5,911	—	10,827
Gain on sale of products	—	(12,025)	(9,524)

Total operating costs and expenses	812,981	1,340,837	1,345,628

Operating income (loss)	275,043	151,952	(41,264)

Other (expense) income:
Interest income	22,395	6,849	5,974
Interest expense	(12,419)	(13,396)	(12,588)
Valuation (charge) benefit — convertible notes receivable	(35,629)	18,551	(2,887)
Write-down of investment	—	—	(6,520)
Other, net	(884)	(629)	(749)

Total other (expense) income	(26,537)	11,375	(16,770)

Income (loss) from continuing operations before income taxes	248,506	163,327	(58,034)
Income tax expense (benefit)	78,033	65,884	(7,412)

Income (loss) from continuing operations	170,473	97,443	(50,622)
Discontinued operations (Note 27):
Income (loss) from discontinued operations, including loss on impairment	18,965	(8,771)	(172,750)
Income tax expense (benefit)	7,037	(3,282)	(63,084)

Total income (loss) from discontinued operations	11,928	(5,489)	(109,666)

Net income (loss)	$182,401	$91,954	$(160,288)

Income per common share:
Basic: Income (loss) from continuing operations	$0.70	$0.40	$(0.21)
Income (loss) from discontinued operations	0.05	(0.02)	(0.45)

Net income (loss)	$0.75	$0.38	$(0.66)

Diluted: Income (loss) from continuing operations	$0.69	$0.40	$(0.21)
Income (loss) from discontinued operations	0.05	(0.02)	(0.45)

Net income (loss)	$0.74	$0.38	$(0.66)

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND OTHER COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2002, 2003 and 2004
(in thousands, except share data)

				Accumulated
	Common Stock		Retained	Other
			Earnings	Comprehensive	Total
	Shares	Amount	(restated)	Income	(restated)

Balance, January 1, 2002, as originally reported	247,692,984	$1,361,563	$546,721	$—	$1,908,284

Restatement (Note 2)	—	—	(23,668)	—	(23,668)

January 1, 2002, as restated	247,692,984	1,361,563	523,053	—	$1,884,616

Comprehensive income:
Net income (restated)	—	—	182,401	—	182,401
Net unrealized gain on marketable securities, net of tax of $24	—	—	—	45	45

Total comprehensive income					182,446

Stock option activity	431,767	6,608	—	—	6,608
Stock repurchases	(7,500,000)	(166,274)	—	—	(166,274)

Balance, December 31, 2002	240,624,751	1,201,897	705,454	45	1,907,396

Comprehensive income:
Net income (restated)	—	—	91,954	—	91,954
Net unrealized gain on marketable securities, net of tax of $363	—	—	—	674	674
Foreign currency translation, net of tax of $212				394	394

Total comprehensive income					93,022

Stock option activity	566,101	4,073	—	—	4,073

Balance, December 31, 2003	241,190,852	1,205,970	797,408	1,113	2,004,491

Comprehensive income:
Net income (loss)	—	—	(160,288)	—	(160,288)
Net unrealized gain (loss) on marketable securities, net of tax benefit of $43	—	—	—	(132)	(132)
Foreign currency translation	—	—	—	42	42

Total comprehensive income (loss)					(160,378)

Stock option activity	515,731	4,677	—	—	4,677

Balance, December 31, 2004	241,706,583	$1,210,647	$637,120	$1,023	$1,848,790

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2002, 2003 and 2004
(in thousands)

	2002	2003
	(restated)	(restated)	2004

Cash flows from operating activities of continuing operations:
Net income (loss) from continuing operations	$170,473	$97,443	$(50,622)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51,377	113,745	162,115
Amortization of deferred financing costs	2,898	3,160	3,145
Write-off of inventory	15,152	—	—
Deferred income taxes	(76,802)	(139,598)	(17,083)
Valuation charge on convertible notes receivable	35,443	(18,151)	2,887
Tax benefits of stock options exercised	2,206	—	—
Impairment of intangible assets	66,844	124,616	149,592
In-process research and development charges	12,000	194,000	16,300
Gain on sale of products	—	(12,025)	(9,524)
Loss on investment	—	—	6,520
Other non-cash items, net	5,199	6,990	9,484
Changes in operating assets and liabilities:
Accounts receivable	(3,713)	(84,186)	57,978
Inventories	(69,193)	(52,855)	(15,205)
Prepaid expenses and other current assets	(5,090)	27,307	(16,161)
Other assets	(1,020)	(2,978)	(3,483)
Accounts payable	30,888	33,958	9,197
Accrued expenses and other liabilities	194,448	92,798	43,566
Deferred revenue	(9,090)	(9,092)	(9,091)
Income taxes	5,160	60,554	(78,708)

Net cash provided by operating activities of continuing operations	427,180	435,686	260,907

Cash flows from investing activities of continuing operations:
Purchases of investment securities	(823,112)	(25,903)	—
Proceeds from maturity and sale of investment securities	645,798	253,097	—
Transfer (to)/from restricted cash	—	(67,743)	(2,331)
Convertible senior notes	(10,000)	—	—
Purchases of property, plant and equipment	(73,587)	(51,201)	(55,141)
Acquisition of primary care business of Elan	—	(761,745)	(36,000)
Acquisition of Meridian	—	(238,498)
Collaboration agreement	—	—	(20,000)
Purchases of intangible assets	(210,800)	(12,300)	(22,200)
Proceeds from loan receivable	4,310	13,320
Proceeds from sale of intangible assets	—	15,659	27,458
Other investing activities	4,388	295	648

Net cash used in investing activities of continuing operations	(463,003)	(875,019)	(107,566)

Cash flows from financing activities of continuing operations:
Proceeds from revolving credit facility	—	125,000	—
Payments on revolving credit facility	—	(125,000)	—
Proceeds from issuance of common shares and exercise of stock options, net	4,402	4,053	4,677
Stock repurchases	(166,274)	—	—
Payments on other long-term debt	(1,361)	(1,296)	(97)
Debt issuance costs	(4,850)	(214)	—

Net cash provided by (used in) financing activities of continuing operations	(168,083)	2,543	4,580

Net cash provided by (used in) discontinued operations	(82,471)	(5,382)	38,112
Increase (decrease) in cash and cash equivalents	(286,377)	(442,172)	196,033
Cash and cash equivalents, beginning of year	874,602	588,225	146,053

Cash and cash equivalents, end of year	$588,225	$146,053	$342,086

Supplemental disclosure of cash paid for:
Interest	$11,731	$13,396	$10,626

Taxes	$153,966	$144,918	$90,365

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share data)

1.	The Company

      King Pharmaceuticals, Inc. (“King” or the “Company”) is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. Through a national sales force and co-promotion arrangements, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, neurologists, psychiatrists, pain specialists, sleep specialists, and hospitals across the United States and in Puerto Rico. The Company also provides contract manufacturing for a number of the world’s leading pharmaceutical and biotechnology companies. In addition, the Company receives royalties from the rights of certain products (including Adenoscan®) previously sold.

      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. See Note 5. All intercompany transactions and balances have been eliminated in consolidation.

      The consolidated financial statements reflect the Company’s Prefest® and Nordette® product rights as discontinued operations.

2.	Restatement of Previously Issued Financial Statements

      The Company has restated its previously issued financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004.

Returns reserve and other restatement items

      Returns reserve. Generally Accepted Accounting Principles (“GAAP”) requires that the Company reserve for expected product returns when recognizing sales to wholesalers and other customers, who have the right to return products for specified periods. From the first quarter of 2000 through the second quarter of 2002, the Company used the replacement cost method to value its reserve for product returns. Under that method, the Company’s reserve for future product returns was valued at the cost to manufacture replacement product. The Company discontinued use of the replacement cost method effective July 1, 2002, and began valuing its returns reserve at the sales value of returned products. In connection with the recent review of its returns reserve, management has concluded that use of the replacement cost method constituted an error. From the third quarter of 2002 through the second quarter of 2004, the Company accrued for product returns based in part on the Company’s estimate of inventory in the wholesale and retail distribution channels. Management has concluded that this methodology also contained an error, because it did not take into account the shelf life of its products in the wholesale distribution channels. As a result of these conclusions, the Company has adopted revised policies and procedures for establishing reserves for product returns. The revised methodology is described in Note 3.

      Previously disclosed immaterial Medicaid errors. The restatement has not resulted in any change in the amounts of previously reported errors in respect of Medicaid and other governmental pricing programs. The restatement has, however, changed how the immaterial Medicaid errors are reflected in the 2002 financial statements. The Company previously disclosed immaterial Medicaid errors that had arisen during 1998 through 2001 and recorded those amounts in the fourth quarter of 2002. As described below, as part of the restatement, all immaterial errors, including those Medicaid errors, which arose prior to 2002 and that were previously recorded as charges in 2002 have been removed as charges from the 2002 income statement. The aggregate amount of those immaterial errors is instead recorded as part of the adjustment to the opening balance (January 1, 2002) of retained earnings in the restated 2002 financial statements.

      Other immaterial items. In the course of its returns review, the Company determined that in some instances its estimates of inventory in the distribution channel did not properly reflect relevant data in its

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restated Income Statement Amounts

      The table below sets forth the effect of the adjustments for the year ended December 31, 2002:

	2002	Returns	Immaterial	Other
	As Originally	Reserve	Medicaid	Immaterial	2002
	Reported	Errors	Errors	Items	As Restated

Revenues:
Net sales	$1,030,119	$(12,851)	$21,654	$(9,273)	$1,029,649
Royalty revenue	58,375	—	—	—	58,375

Total revenues	1,088,494	(12,851)	21,654	(9,273)	1,088,024

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	291,098	(50)	350	(141)	291,257

Selling, general and administrative, exclusive of co-promotion fees	174,666	—	—	(430)	174,236
Co-promotion fees	186,657	(577)	—	(2,908)	183,172

Total selling, general and administrative expense	361,323	(577)	—	(3,338)	357,408

Research and development	28,184	—	—	—	28,184
Research and development-in process upon acquisition	12,000	—	—	—	12,000

Total research and development	40,184	—	—	—	40,184

Depreciation and amortization	51,377	—	—	—	51,377
Intangible asset impairment	66,844	—	—	—	66,844
Merger, restructuring and other nonrecurring charges	5,911	—	—	—	5,911

Total operating costs and expenses	816,737	(627)	350	(3,479)	812,981

Operating income (loss)	271,757	(12,224)	21,304	(5,794)	275,043

Total other (expense) income	(26,537)	—	—	—	(26,537)

Income (loss) from continuing operations before income taxes	245,220	(12,224)	21,304	(5,794)	248,506
Income tax expense (benefit)	76,774	(4,680)	8,159	(2,220)	78,033

Income (loss) from continuing operations	168,446	(7,544)	13,145	(3,574)	170,473

Discontinued operations:
Income (loss) from discontinued operations, including expected loss	22,443	(2,476)	459	(1,461)	18,965
Income tax expense (benefit)	8,369	(948)	176	(560)	7,037

Total income (loss) from discontinued operations	14,074	(1,528)	283	(901)	11,928

Net income (loss)	$182,520	$(9,072)	$13,428	$(4,475)	$182,401

Income (loss) per common share:
Basic income (loss) per common share	$0.75	$(0.04)	$0.05	$(0.01)	$0.75

Diluted income (loss) per common share	$0.74	$(0.04)	$0.05	$(0.01)	$0.74

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the effect of the adjustments for the year ended December 31, 2003:

	2003	Returns	Other
	As Originally	Reserve	Immaterial	2003
	Reported	Errors	Items	As Restated

Revenues:
Net sales	$1,440,888	$(17,401)	$937	$1,424,424
Royalty revenue	68,365	—	—	68,365

Total revenues	1,509,253	(17,401)	937	1,492,789

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	381,794	(54)	4,101	385,841

Selling, general and administrative, exclusive of co-promotion fees	293,834	—	(1,750)	292,084
Co-promotion fees	193,350	2,558	2,590	198,498

Total selling, general and administrative expense	487,184	2,558	840	490,582

Research and development	44,078	—	—	44,078
Research and development-in process upon acquisition	194,000	—	—	194,000

Total research and development	238,078	—	—	238,078

Depreciation and amortization	113,745	—	—	113,745
Intangible asset impairment	124,616	—	—	124,616
(Gain) loss on sale of products	(12,025)	—	—	(12,025)

Total operating costs and expenses	1,333,392	2,504	4,941	1,340,837

Operating income (loss)	175,861	(19,905)	(4,004)	151,952

Total other (expense) income	10,975	—	400	11,375

Income (loss) from continuing operations before income taxes	186,836	(19,905)	(3,604)	163,327
Income tax expense (benefit)	74,889	(7,624)	(1,381)	65,884

Income (loss) from continuing operations	111,947	(12,281)	(2,223)	97,443

Discontinued operations:
Income (loss) from discontinued operations, including expected loss	(9,747)	(413)	1,389	(8,771)
Income tax expense (benefit)	(3,656)	(157)	531	(3,282)

Total income (loss) from discontinued operations	(6,091)	(256)	858	(5,489)

Net income (loss)	$105,856	$(12,537)	$(1,365)	$91,954

Basic income (loss) per common share	$0.44	$(0.05)	$(0.01)	$0.38

Diluted income (loss) per common share	$0.44	$(0.05)	$(0.01)	$0.38

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For information on the effect of the restatement on interim periods in 2003 and 2004, see Note 26 to our financial statements.

      The aggregate amount of immaterial errors that arose prior to 2002, including the immaterial Medicaid errors that were previously disclosed and recorded as charges in 2002 and which have been removed as charges from the 2002 income statement, have been recorded as an adjustment to the opening balance (January 1, 2002) of retained earnings in the 2002 financial statements, as set forth below.

January 1, 2002

Opening balance of retained earnings
As originally reported	$546,721
Immaterial returns reserve errors	(10,395)
Immaterial Medicaid errors	(13,428)
Other immaterial items	155

As restated	$523,053

      Of the $(10,395) of immaterial returns reserve errors included in the adjustment to retained earnings, $(6,740), $(3,235) and $(420) related to immaterial errors that arose in 2001, 2000 and 1999, respectively. Of the $(13,428) of immaterial Medicaid errors included in the adjustment to retained earnings, $(4,438), $(3,544), $(3,929) and $(1,517) related to immaterial errors that arose in 2001, 2000, 1999 and 1998, respectively. Of the $155 of other immaterial items included in the adjustment to retained earnings, $(1,538) and $1,693 related to immaterial errors that arose in 2001 and 2000, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restated Balance Sheet Amounts

      The table below sets forth the effect of the adjustments on the balance sheet as of December 31, 2002:

	2002	Returns	Other
	As Originally	Reserve	Immaterial	2002
	Reported	Errors	Items	As Restated

Assets
Current Assets:
Cash and cash equivalents	$588,225			$588,225
Marketable securities	227,263			227,263
Accounts receivable, net	159,987			159,987
Inventories	162,606			162,606
Deferred income tax assets	106,168	$12,082	$4,669	122,919
Prepaid expenses and other current assets	12,906			12,906
Assets related to discontinued operations	4,547			4,547

Total current assets	1,261,702	12,082	4,669	1,278,453
Property, plant and equipment, net	217,114			217,114
Goodwill	12,742			12,742
Intangible assets, net	1,011,240			1,011,240
Other assets	39,531			39,531
Assets related to discontinued operations	208,331			208,331

Total assets	$2,750,660	$12,082	$4,669	$2,767,411

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$49,889		$(680)	$49,209
Accrued expenses	297,528	$31,546	7,686	336,760
Income taxes payable	21,247			21,247
Current portion of long term debt	1,300			1,300

Total current liabilities	369,964	31,546	7,006	408,516
Long-term debt	345,093			345,093
Deferred income tax liabilities	33,596		1,986	35,582
Other liabilities	70,824			70,824

Total liabilities	819,477	31,546	8,992	860,015

Shareholders’ equity:
Preferred stock	—			—
Common stock	1,201,897			1,201,897
Retained earnings	729,241	(19,464)	(4,323)	705,454
Accumulated other comprehensive income	45			45

Total shareholders’ equity	1,931,183	(19,464)	(4,323)	1,907,396

Total liabilities and shareholders’ equity	$2,750,660	$12,082	$4,669	$2,767,411

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The table below sets forth the effect of the adjustments on the balance sheet as of December 31, 2003:

	2003	Returns	Other
	As Originally	Reserve	Immaterial	2003
	Reported	Errors	Items	As Restated

Assets
Current Assets:
Cash and cash equivalents	$146,053			$146,053
Restricted cash	133,969			133,969
Accounts receivable, net	246,417			246,417
Inventories	260,886			260,886
Deferred income tax assets	124,930	$19,864	$3,685	148,479
Prepaid expenses and other current assets	30,036			30,036
Assets related to discontinued operations	4,012			4,012

Total current assets	946,303	19,864	3,685	969,852
Property, plant and equipment, net	257,659			257,659
Goodwill	121,355			121,355
Intangible assets, net	1,552,492			1,552,492
Other assets	76,117		400	76,517
Deferred income tax assets	19,307		(153)	19,154
Assets related to discontinued operations	204,501			204,501

Total assets	$3,177,734	$19,864	$3,932	$3,201,530

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$83,078		$(1,430)	$81,648
Accrued expenses	506,033	$51,864	8,807	566,704
Income taxes payable	79,641			79,641
Current portion of long term debt	97			97

Total current liabilities	668,849	51,864	7,377	728,090
Long-term debt	345,000			345,000
Other liabilities	121,705		2,244	123,949

Total liabilities	1,135,554	51,864	9,621	1,197,039

Shareholders’ equity:
Preferred stock	—			—
Common stock	1,205,970			1,205,970
Retained earnings	835,097	(32,000)	(5,689)	797,408
Accumulated other comprehensive income	1,113			1,113

Total shareholders’ equity	2,042,180	(32,000)	(5,689)	2,004,491

Total liabilities and shareholders’ equity	$3,177,734	$19,864	$3,932	$3,201,530

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Summary of Significant Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

      Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated discounts, returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For the year ended December 31, 2002, the Company deferred recognition of revenue associated with a purchase of our products by the King Benevolent Fund. The Company has recognized the deferred revenue as the purchased products were distributed by the King Benevolent Fund (see Note 21).

      Intangible Assets and Goodwill. Intangible assets, which include primarily acquired product rights, trademarks, and patents, are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from 2 to 40 years, using primarily the straight-line method. Beginning in 2002, goodwill and certain other intangible assets are not amortized, but are tested for impairment on an annual basis, or more frequently if conditions warrant. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other factors. The Company reviews its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In evaluating goodwill for impairment, the Company estimates fair value of the Company’s individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, the Company’s amortization policies reflect judgments on the estimated useful lives of assets.

      Accruals for rebates, returns, and chargebacks. The Company establishes accruals for returns, chargebacks and commercial and Medicaid rebates in the same period it recognizes the related sales. The

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, the Company records a reduction to accrued expenses and, at the end of each quarter, adjusts accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargeback and rebates may be different from the Company’s estimates.

      The Company’s product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its Medicaid rebate and commercial contractual rebate accruals based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and the terms of its contractual and regulatory rebate obligations. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates.

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

      Shipping and Handling Costs. The Company incurred $2,072, $2,790, and $2,127 in 2002, 2003, and 2004, respectively, related to third-party shipping and handling costs classified with selling, general and administrative expenses in the consolidated statements of operations. The Company does not bill customers for such costs.

      Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are placed in large domestic banks, which limits the amount of credit exposure.

      Restricted Cash. Cash escrowed for a specific purpose is designated as restricted cash.

      Marketable Securities. The Company classifies its existing marketable securities as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. The Company does not hold these securities for speculative or trading purposes.

      Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on historical experience along with the present knowledge of potentially uncollectible accounts. Management reviews its allowance for doubtful accounts quarterly. Past due balances over 120 days and over a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

against the allowance when management feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.

      Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Product samples held for distribution to third parties represent 7% and 4% of inventory as of December 31, 2003 and 2004, respectively. The Company has fixed purchase commitments under supply contracts for certain raw materials. A loss accrual is recorded when the total inventory for a product is projected to be more than the forecasted demand.

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

      Litigation. At various times the Company may be involved in patent, product liability, consumer, commercial, environmental and tax litigations and claims; government investigations; and other legal proceedings that arise from time to time in the ordinary course of business (see Note 19). The Company accrues for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. If the estimated amount of the liability is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. The Company capitalizes legal costs in the defense of its patents to the extent of an evident increase in the value of the patent.

      Financial Instruments and Derivatives. The Company does not use financial instruments for trading purposes. On December 31, 2003 and 2004, the Company did not have any interest rate protection agreements or other derivatives outstanding.

      The fair value of financial instruments is determined by reference to various market data or other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

      Property, Plant and Equipment. Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally 15 to 40 years for buildings and improvements and 3 to 15 years for machinery and equipment.

      The Company capitalizes certain computer software and development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software which generally range from 3 to 7 years.

      In the event that facts and circumstances indicate that the carrying amount of property, plant and equipment may be impaired, evaluation of recoverability is performed using the estimated future undiscounted cash flows associated with the asset compared to the asset’s carrying amount to determine if a write-down is required. To the extent such projection indicates that undiscounted cash flow is not expected to be adequate to recover the carrying amount, the asset would be written down to its fair value using discounted cash flows.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development projects for products that have not received regulatory approval and that do not have alternative future use are expensed.

      Deferred Financing Costs. Financing costs related to the $345,000 convertible debt are being amortized over five years to the first date the debt can be put by the holders to the Company. Financing costs related to the Senior Secured Revolving Credit Facility (Note 14) are being amortized over five years, the term of the facility.

      Insurance. The Company is self-insured with respect to its healthcare benefit program. The Company pays a fee to a third party to administer the plan. The Company has stop loss coverage on a per employee basis as well as in the aggregate. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

      Advertising. The Company expenses advertising costs as incurred and these costs are included as selling, general and administrative expenses. Advertising costs for the years ended December 31, 2002, 2003, and 2004 were $56,532, $70,865, and $87,821, respectively.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock Compensation. The Company has adopted the disclosure only provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by FAS 148. Accordingly, since options were granted at a strike price equal to market price at the date of grant, no compensation cost has been recognized for stock options granted to date. Had compensation cost for these plans been determined for options granted, consistent with SFAS No. 123, the Company’s net income (loss) and diluted income per share would have decreased (increased) to the following pro forma amounts for the years ended December 31, 2002, 2003 and 2004:

	2002	2003	2004

	(Restated)	(Restated)
Net income (loss):
As reported	$182,401	$91,954	$(160,288)
Compensation costs for options granted	8,142	1,506	5,943

Pro forma	$174,259	$90,448	$(166,231)

Basic income (loss) per share:
As reported	$0.75	$0.38	$(0.66)

Pro forma	$0.71	$0.38	$(0.69)

Diluted income (loss) per share:
As reported	$0.74	$0.38	$(0.66)

Pro forma	$0.71	$0.37	$(0.69)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002, 2003 and 2004:

	2002	2003	2004

Expected life of option	4.00	4.00	4.00
Risk-free interest rate	3.07%	2.79%	2.83%
Expected volatility	71.59%	61.00%	47.26%
Expected dividend yield	0.00%	0.00%	0.00%

      The weighted average fair values of options granted during 2002, 2003 and 2004 are $10.91, $7.63 and $6.72, respectively.

      Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2004.

4.     Concentrations of Credit Risk

      A significant portion of the Company’s sales is to wholesaler customers in the pharmaceutical industry. The Company monitors the extension of credit to customers and has not experienced significant credit losses. The following table represents the relative percentage of accounts receivable from significant customers compared to net accounts receivable:

	2002	2003	2004

Customer A	15.1%	28.4%	29.2%
Customer B	13.2%	19.2%	23.0%
Customer C	18.5%	20.8%	21.1%

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table represents a summary of sales to significant customers as a percentage of the Company’s total revenues, including net revenues from discontinued operations:

	2002	2003	2004

Customer A	21.5%	20.8%	26.0%
Customer B	32.9%	26.0%	29.0%
Customer C	24.0%	15.5%	15.0%

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

5.     Marketable Securities

      At December 31, 2004, the Company held common stock of Novavax and Palatin as follows:

		2004	2004
	2004	Gross	Gross	2004
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Novavax common stock	$12,635	$735	$—	$13,370
Palatin common stock	3,094	34	—	3,128

Total	$15,729	$769	$—	$16,498

      The Financial Accounting Standards Board issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). While the Company has interests in two VIEs, Novavax and Palatin, the Company is not considered to be the primary beneficiary of these entities. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of those entities into its consolidated financial statements.

      On December 19, 2000, September 7, 2001, and June 24, 2002, the Company acquired convertible senior notes of $20,000, $10,000 and $10,000, respectively, from Novavax, Inc. (“Novavax”). The Company sold all of its Novavax convertible notes to Novavax on July 19, 2004. The convertible senior notes earned interest at 4% payable semi-annually in June and December. The convertible senior notes were due December 19, 2007. At December 31, 2002 and 2003, the convertible senior notes were convertible to 17.0% and 12.4%, respectively, of the outstanding common shares of Novavax. During 2002, the convertible senior notes were deemed to be impaired as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The Company recorded a valuation allowance of $35,443 during 2002. During 2003, this valuation allowance was reduced by $18,151. During 2004, the valuation allowance was increased by $2,887. The Company determined the amount of the valuation allowance by reference to the December 31, 2002, December 31, 2003 and June 30, 2004 quoted market price of the Novavax common stock.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.     Receivables

      Receivables, net of allowance for doubtful accounts, consist of the following at December 31, 2003 and 2004:

	2003	2004

Trade	$224,277	$159,388
Royalty	20,726	20,578
Other	1,414	997

Total Receivables	$246,417	$180,963

7.     Inventory

      Inventory consists of the following:

	2003	2004

Raw materials	$139,675	$168,541
Work-in process	11,508	20,287
Finished goods	140,308	133,527

	291,491	322,355
Less inventory valuation allowance	(30,605)	(47,943)

	$260,886	$274,412

      As discussed in Note 21 below in 2002, the Company recorded a donation of $15,152 of Lorabid® inventory to a charitable organization as a result of its decision to divest the Lorabid® intangible assets.

8.     Property, Plant and Equipment

      Property, plant and equipment consists of the following:

	2003	2004

Land	$9,476	$15,724
Buildings and improvements	102,346	107,553
Machinery and equipment	178,635	197,619
Capital projects in progress	34,160	53,116

	324,617	374,012
Less accumulated depreciation	(66,958)	(93,281)

	$257,659	$280,731

      Included in net property, plant and equipment as of December 31, 2003 and 2004 are computer software costs of $29,914 and $24,719, respectively.

      Depreciation expense for the years ended December 31, 2002, 2003 and 2004 was $11,233, $21,285 and $31,957, respectively, which includes $632, $3,687 and $6,688, respectively, related to computer software.

      In June 2004, the U.S. Food and Drug Administration (“FDA”) approved supplemental New Drug Applications (“sNDA”) which provide that Unithroid®(levothyroxine sodium tablets, USP) and Levo-T® (levothyroxine sodium tablets, USP) are bioequivalent and therapeutically equivalent (“AB-Rated”) to Levoxyl® (levothyroxine sodium tablets, USP). Similarly, in July 2004, the FDA approved a supplemental Abbreviated New Drug Application (“sANDA”) which provides that a previously approved generic for

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unithroid® is AB-Rated to Levoxyl®. Accordingly, some prescriptions written for Levoxyl® are being filled with AB-Rated product instead of Levoxyl®. As a result, sales of Levoxyl® are likely to be materially adversely affected in future periods. The Company does not have any intangible assets recorded on its balance sheet related to Levoxyl®. However, the St. Petersburg, Florida facility manufactures Levoxyl® exclusively. At December 31, 2004, the net carrying value of the property, plant and equipment at the St. Petersburg facility was $13,835. Management currently believes that these assets are not impaired based on estimated undiscounted future cash flows.

      The Company’s Rochester facility manufactures products for the Company and various third-party manufacturers. At December 31, 2004, the net carrying value of the property, plant and equipment at the Rochester facility was $86,914. Overall production volume at this facility declined during the year ended December 31, 2004. The Company currently has plans to transfer to this facility the manufacture of certain products that are currently manufactured for the Company at other facilities or by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that these long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if the Company is not successful in transferring additional production to Rochester, the Company may have to write-off a portion of the property, plant, equipment associated with this facility.

9.     Acquisitions and Dispositions

      On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000. See Note 27 for additional information related to Nordette®.

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

      On July 19, 2004, the Company and Novavax, Inc. (“Novavax”) mutually agreed to end their co-promotion and license agreements regarding EstrasorbTM. As part of this transaction, Novavax reacquired all rights to EstrasorbTM as well as all rights to other women’s health products that Novavax may successfully develop utilizing its micellar nanoparticle technology. Additionally, Novavax repurchased all of its convertible notes held by King, acquired a portion of King’s women’s health field sales force, and received approximately $8,000 from the Company to provide support for marketing and promotion. In return, Novavax paid King $22,000 and issued approximately 3,776 shares of Novavax common stock to King. This transaction resulted in a net gain in the amount of $4,021 during the third quarter of 2004. As a result of this transaction, King now owns approximately 4,101 shares of common stock of Novavax that the Company accounts for as available for sale securities. Such shares are currently restricted and are

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to be held by the Company until July 2005. As of September 30, 2004, the Company determined the decline in fair value of the Company’s equity interest in Novavax was other than temporary and recorded a charge of $6,520, which is reflected in other income (expense) in the accompanying consolidated financial statements.

      On June 30, 2004, the Company sold the Anusol-HC® and Proctocort® product lines to Salix Pharmaceuticals, Inc. (“Salix”) for $13,000. In addition, the Company sold inventory of Anusol-HC® and Proctocort® to Salix for $337. The assets sold included related product assets, intangible property, advertising and promotional materials, and labeling and packaging materials. As part of the transaction, the Company will contract manufacture the Anusol-HC® and Proctocort® product lines for two years. The Company recorded a $4,715 gain on the sale of the Anusol-HC® and Proctocort® product lines, which is included as a reduction in total operating costs and expenses in the accompanying consolidated financial statements.

      On September 8, 2003, the Company sold the Soloxine®, Pancrezyme®, Tumil-K®, Uroeze®, and Ammonil product lines (the “animal health products”) to Virbac Corporation (“Virbac”) for $15,133, including $1,823 allocated to the contract manufacturing obligation. These assets included related product assets, intellectual property, unfilled customer orders, inventories and manufacturing equipment. As part of the transaction, the Company will contract manufacture the Soloxine® product for Virbac for up to one year. Of the selling price, $1,500 was placed into escrow and was not available to the Company until the earlier of one year from the closing date or the occurrence of certain events. The Company recorded a $10,307 gain on the sale of the animal health products, which is included as a reduction in total operating costs and expenses in the financial consolidated statements.

      On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force.

      The total initial purchase price of $814,368 includes the cost of acquisition, assumed liabilities and a portion of contingent liabilities. See the allocation of the purchase price in the table below. The identifiable intangible assets have been assigned useful lives with a weighted-average range of 16.5 years. The acquired business is included in the branded pharmaceuticals segment. In connection with this acquisition, $163,416 was placed into escrow to satisfy the deferred obligations to Wyeth that were assumed by the Company in connection with the acquisition. Since the Company is entitled to the interest income and can direct investments of the escrow fund, the Company has included the escrow amount in current restricted cash and other long-term assets as restricted cash. The $163,416 placed into escrow was included in the purchase price as liabilities acquired. These deferred obligations are payable on a quarterly basis through March 2005. As of December 31, 2004, $31,188 remains in the escrow fund.

      The Company also agreed to pay royalties on net sales of the current formulation of Skelaxin® from the date of closing and certain significant development and regulatory milestones relating to the ongoing reformulation of Sonata®. Contingent liabilities include a portion of the following conditional obligations of the Company:

•	an additional $60,000 if Elan achieves specific milestones in connection with the development of new formulations of Sonata®; and

•	$15,000 if annual net sales of Sonata® exceed $100.0 million (see below for the discussion regarding the Company’s decision to discontinue the program to develop a reformulation of Sonata®).

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the initial purchase price, the Company paid $25,000 in January 2004 as a milestone payment to Elan relating to the continued exclusivity of Skelaxin® and $11,000 during March 2004 as a milestone payment to Elan in connection with the development of new formulations of Sonata®.

      Of the total estimated purchase price, $175,000 was allocated to an acquired in-process research and development project associated with the Company’s acquisition of rights to new formulations of Sonata®. Specifically, the goal of the project was to successfully develop a modified-release formulation of Sonata® (“Sonata® MR”) that would enable patients who have difficulty staying asleep to remain asleep for a longer period of time when utilizing the reformulated product. The value of the acquired in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval as of that date and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach with the assistance of an independent valuation specialist. The estimated cash flows were projected over a 25-year period utilizing a discount rate of 20%. The estimated cost to complete the project at the time of the acquisition was approximately $120,000, which included up to $71,000 that would be paid upon successful attainment of certain significant development milestones of the project. At the time of the acquisition, the project was in Phase I of clinical development.

      Elan commenced a Phase II clinical trial program for the purpose of developing Sonata® MR in March 2004. However, the Phase II clinical trial results showed that the Sonata® MR formulations that Elan developed did not meet contractually required specifications. After several months of review, the Company concluded that it was not possible for Elan to develop a Sonata® MR formulation meeting the contractually required specifications. Accordingly, the Company decided to discontinue the Sonata® MR clinical program and intends to terminate the agreement with Elan. Although the Company believes it is entitled to terminate the agreement, it can provide no assurance that it will effectively terminate the agreement and, if it does, under what terms. As of December 31, 2004, the Company has accrued $5,000 as a potential loss under the contract.

      The initial allocation of the purchase price of the primary care business of Elan at the time of acquisition is as follows:

Cash consideration, including transaction fees(1)	$598,332
Liabilities acquired	216,036

Total purchase price	$814,368

Allocation of purchase price:
Intangible assets(2)	$597,000
Prepaid expenses	2,000
In process research and development (net of tax benefit of $61,250)	113,750
Inventory	40,368
Deferred tax asset	61,250

$814,368

(1)	Excludes restricted cash placed in escrow.

(2)	The Company recorded $123,000 of the purchase price as patents and $474,000 of the purchase price as trademarks and product rights within intangible assets, including $88,000 related to core technology utilized for Sonata® MR. During 2004, the Company wrote off the remaining $82,081 of the $88,000 related to the Sonata® MR core technology. See Note 10 for further discussion. The Sonata® core technology intangible asset is part of the branded pharmaceutical segment.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The initial allocation of the purchase price of Meridian is as follows:

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

      As mentioned above, $19,000 of the purchase price was allocated to an acquired in-process research and development project, an auto-injector pre-filled with diazepam indicated for, among other things, the treatment of epileptic seizures and management of anxiety disorders. The value of the acquired in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach with the assistance of an independent valuation specialist. The estimated cash flows were projected over a 30-year period utilizing a discount rate of 21%. Pre-tax margins (after an adjustment to reflect the use of auto-injector core technology) were assumed to be (10%) in 2003 and improving to 23% in 10 years. The estimated cost to complete the project was less than $700. The project was originally submitted to the FDA as an Abbreviated New Drug Application (“ANDA”), which referenced an approved New Drug Application (“NDA”) owned by the United States Army for a diazepam-filled auto-injector currently manufactured under contract exclusively by Meridian. The project as originally contemplated was substantially complete as of the valuation date. At the time of valuation, the Company anticipated FDA approval of the project during 2004. In May 2004, the Company received a letter from the FDA advising the Company that its ANDA was not approvable. The FDA raised concerns regarding whether the product, a self-injectable therapy, is appropriate for self-diagnosis and use. King is currently evaluating how best to satisfy the concerns raised by the FDA with the intent of amending or resubmitting the application. Even if the project is not successfully completed, it would not materially adversely affect the Company’s results of operations.

      The following unaudited pro forma summary presents the financial information as if the acquisitions of Meridian and the primary care business of Elan had occurred on January 1, 2003 for the year ended

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003. These pro forma results do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003, nor are they indicative of future results.

Year
Ended
December 31,

2003
(restated)

Total revenues	$1,609,554

Net income	$101,459

Basic earnings per common share	$0.42

Diluted earnings per common share	$0.42

      On December 30, 2002, the Company acquired or licensed the exclusive rights, including the NDA, trademarks, product rights and certain patents, to three branded prescription pharmaceutical products from Sanofi-Aventis S.A. for $197,500, plus $3,812 in expenses. The products include the rights in the United States, Puerto Rico, and Canada to Intal® and Tilade®, inhaled anti-inflammatory agents for the management of asthma, and worldwide rights, excluding Japan, to Synercid®, an injectable antibiotic. The acquisition was financed with cash on hand. The Company recorded $35,864 of the purchase price as patents and $155,937 of the purchase price as trademarks and product rights within intangible assets.

      In connection with the acquisition, $12,000 of the purchase price was allocated to an in-process research and development project. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. The project is for a new formulation of Intal® using a new propellant that was valued through the application of a probability-weighted, discounted cash flow approach by independent valuation specialists. The estimated cash flows were projected over periods ranging from zero to 16 years using a discount rate of 20.5%. Operating margins were assumed to be similar to historical margins of similar products. At the time of valuation, the Company estimated the cost to complete the project was less than $2,000. The project was substantially complete as of the valuation date. The success of the project is dependent upon whether the Company receives FDA approval. The Company received an approvable letter pertaining to this product from the FDA during the third quarter of 2003. At the time of valuation of this project, the Company anticipated FDA approval of this project in 2004. The Company now anticipates FDA approval in 2006. If the project is not successfully completed it would not materially adversely affect the Company’s results of operations.

      As additional consideration to Sanofi-Aventis for Synercid®, the Company agreed to potential milestone payments totaling $75,000. On December 31, 2003 and December 31, 2004, the Company paid Sanofi-Aventis milestone payments of $10,300 and $21,200, respectively, for the continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. The Company will potentially pay Sanofi-Aventis an additional milestone payment of $18,600 on December 31, 2005, which relates to the continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. The remaining $25,000 milestone is payable to Sanofi-Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or King will pay Sanofi-Aventis a one-time payment of $5,000 the first time during any twelve-month period net sales of Synercid® exceed $60,000, and a one-time payment of $20,000 the first time during any twelve-month period net sales of Synercid® exceed $75,000.

      On May 29, 2002, the Company acquired the exclusive rights to Prefest® tablets in the United States, its territories and possessions and Puerto Rico, including the related NDA, Investigational NDA, copyrights, and patents or licenses to the related patents from Ortho-McNeil Pharmaceutical, Inc., a

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Johnson & Johnson subsidiary. The Company paid $108,000 for the product rights upon closing plus approximately $3,300 of expenses. During February 2003, the Company paid Ortho-McNeil an additional $7,000 upon receipt of the FDA’s approval to rename the product “Prefest®”, which was previously named “Ortho-Prefest.” The acquisition was financed with cash on hand. Of the total purchase price of $111,300 at December 31, 2002, $80,442 was allocated to trademarks and product rights and $30,858 was allocated to patents. On November 22, 2004, the Company sold all of its rights in Prefest® for approximately $15,000. See Note 27 for additional information related to Prefest®.

10.     Intangible Assets and Goodwill

      Intangible assets consist of the following:

	2003		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,523,527	$164,482	$1,370,711	$222,592
Patents	258,300	67,113	267,049	130,494
Other intangibles	9,804	7,544	9,819	8,532

Total intangible assets	$1,791,631	$239,139	$1,647,579	$361,618

      Amortization expense for the years ended December 31, 2002, 2003 and 2004 was $40,818, $92,460 and $130,159, respectively. Estimated annual amortization expense at December 31, 2004 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31,	Amount

2005	$108,704
2006	91,325
2007	89,982
2008	84,385
2009	72,736

      During the third and fourth quarters of 2004, the Company recorded intangible asset impairment charges totaling $82,081 due to the Company’s decision to discontinue the clinical program to develop a modified-release formulation of Sonata®. These impairment charges were based on the estimated fair values of the expected cash flows of the intangible asset at the balance sheet dates. Pursuant to an agreement between the Company and Elan, Elan commenced a Phase II clinical trial program for the purpose of developing a modified release formulation of Sonata® (“Sonata® MR”) in March 2004. However, the Phase II clinical trial results showed that the Sonata® MR formulations that Elan developed did not meet contractually required specifications. After several months of review, the Company recently concluded that it was not possible for Elan to develop a Sonata® MR formulation meeting the contractually required specifications. Accordingly, the Company decided to discontinue the Sonata® MR clinical program and intends to terminate the agreement with Elan. Although the Company believes it is entitled to terminate the agreement, it can provide no assurance that it will effectively terminate the agreement and, if it does, under what terms. The agreement currently requires the Company to pay up to an additional $60,000 if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15,000 as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100,000, plus costs associated with the development of a reformulated version of Sonata®.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      During January 2003, the Company was notified of the approval by the FDA of a second generic fludrocortisone acetate, USP, a product that represents additional competition for the Company’s Florinef® (fludrocortisone acetate, USP) product. The Company recorded an impairment charge in the amount of $110,970 in the first quarter of 2003 reflecting the reduction in the fair value of the Florinef® intangible assets. During the first quarter of 2004, the Company recorded intangible asset impairment charges totaling $34,936 primarily due to a greater than anticipated decline in prescriptions for Florinef® and Tapazole® as a result of the availability of generics for these products. The Company determined the fair value of the intangible assets associated with Florinef® and Tapazole® based on management’s discounted cash flow projections for these products. Florinef® and Tapazole® are included in the Company’s branded pharmaceuticals reporting segment.

      As a result of a continuing decline of Lorabid® prescriptions, management determined that it would not be able to sell all the Lorabid® product the Company is required to purchase under its supply contract with Eli Lilly. Accordingly, under the requirements of Accounting Research Bulletin No. 43, the Company recorded a $49,877 liability related to Lorabid® purchase commitments in excess of expected demand as a charge to cost of revenues in the fourth quarter of 2002. During the fourth quarter of 2003 and 2004, primarily as a result of the continuing decline of Lorabid® prescriptions, the Company recorded an additional $29,959 and $4,483, respectively, for purchase commitments in excess of expected demand as a charge to cost of revenues. As of December 31, 2004, the excess purchase commitment accrual totals $21,666.

      The Company also reviewed the Lorabid® intangible assets for impairment under SFAS No. 144. Based on that review, the Company determined that the Lorabid® intangible assets were impaired and recorded an impairment charge of $66,844 in the fourth quarter of 2002 to write down the assets to their estimated fair value as of December 31, 2002. During the third quarter of 2004, the Company recorded an additional impairment charge of $4,400 to write down the assets to their estimated fair value due to continued decline in prescriptions. As of December 31, 2004, the remaining book value of the intangible assets associated with Lorabid® equal $194.

      In addition, as a result of the decision in the fourth quarter of 2002 to divest the Lorabid® intangible assets, the Company donated $15,152 of Lorabid® inventory to a charitable organization. This donation was classified within cost of revenues during 2002 in the accompanying statements of income. Lorabid® is included in the Company’s branded pharmaceutical reporting segment.

      During the fourth quarter of 2003 and the third quarter of 2004, the Company incurred intangible asset impairment charges totaling $13,646 and $10,711, respectively, that were related to certain of the Company’s smallest branded pharmaceutical products and the write-off of some unutilized intangible assets. The impairment charges related to the branded pharmaceutical products were primarily the result of declining prescriptions and manufacturing issues with respect to these products. The impairment charge related to the unutilized intangible assets were the result of the Company’s assessment of the prospects for commercialization of products utilizing those intangible assets. All of the affected intangible assets were part of the branded pharmaceuticals segment.

      Demand for some of the Company’s non-key products, including but not limited to Intal®, Tilade® and Corzide®, declined over the past year at a rate which triggered a review of the intangible assets

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with these products. The net intangible assets associated with these three products totals approximately $161,028. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

      Goodwill at December 31, 2002, 2003 and 2004 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at December 31, 2002	$12,742	$—	$12,742
Goodwill associated with Meridian acquisition	—	108,613	108,613
Goodwill at December 31, 2003	12,742	108,613	121,355
Adjustments		(203)	(203)

Goodwill at December 31, 2004	$12,742	$108,410	$121,152

11.     Other Assets

      Other assets consist of the following:

	2003
	(restated)	2004

Convertible senior notes receivable from Novavax	$32,804	$—
Restricted cash	30,265	2,775
Loan receivable	1,101	—
Deferred financing costs, net	9,393	6,248
Other	2,954	7,295

	$76,517	$16,318

      On June 22, 2000, the Company entered into an agreement with Sanofi-Aventis to provide Sanofi-Aventis with funds for a facilities expansion that provides additional production capacity for an outsourced product of the Company. During 2000 and 2001, the Company loaned Sanofi-Aventis $15,000 and $15,000, respectively, under this agreement. This loan bears interest at 8% and is being repaid by reducing amounts otherwise payable on the purchase of inventory. During 2002, 2003 and 2004, inventory in the amount of $4,310, $13,321 and $1,101, respectively, was received as principal and interest payments against these loans. As of December 31, 2004, all amounts have been repaid.

      Amortization expense related to deferred financing costs was $2,898, $3,163 and $3,145 for 2002, 2003 and 2004, respectively, and is included in interest expense.

      In connection with the acquisition of the primary care business of Elan (see Note 9) in June 2003, $163,416 was placed into the escrow to satisfy Elan’s deferred obligations to Wyeth that were assumed by the Company. Interest income during 2003 and 2004 includes $710 and $873, respectively, that is related to interest earned on the funds in escrow. During 2003 and 2004, $67,751 and $66,060, respectively, of the deferred obligation was paid to Wyeth from funds in escrow. As of December 31, 2004, $31,188 remains in escrow to satisfy the deferred obligation to Wyeth, all of which represents a short-term obligation and is classified as part of restricted cash in the accompanying financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Lease Obligations

      The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to five years. Estimated future minimum lease payments as of December 31, 2004 for leases with initial or remaining terms in excess of one year are as follows:

2005	$15,997
2006	13,182
2007	13,083
2008	12,101
2009	2,792
Thereafter	12

      Lease expense for the years ended December 31, 2002, 2003 and 2004 was approximately $10,189, $10,411 and $12,982, respectively.

13.     Accrued Expenses

      Accrued expenses consist of the following:

	2003
	(restated)	2004

Rebates (see Note 19)	$232,472	$215,649
Accrued co-promotion fees	56,380	38,184
Current portion of loss contract (see Note 19)	39,375	30,029
Product returns	82,477	122,863
Chargebacks	25,349	27,953
Medicaid settlement	—	65,000
Accrued interest	1,216	1,212
Product recall accrual	1,832	4,238
Contingent liabilities (see Note 19)	69,212	21,969
Other	58,391	68,913

	$566,704	$596,010

14.     Long-Term Debt

      Long-term debt consists of the following:

	2003	2004

Convertible debentures(a)	$345,000	$345,000
Senior subordinated notes(b)	93	—
Senior secured revolving credit facility(c)	—	—
Various capital leases with interest rates ranging from 8.3% to 12.7% and maturing at various times through 2003	4	—

	345,097	345,000
Less current portion	97	—

	$345,000	$345,000

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

• if we have called the debentures for redemption; or

• upon the occurrence of specified corporate transactions.

The Company has reserved 6,877,990 shares of common stock in the event such debentures are converted into shares of the Company’s common stock.

(b)	On March 3, 1999, the Company issued $150,000 of 10 3/4% Senior Subordinated Notes due 2009. During 2000 and 2001, the Company redeemed $53,618 and $96,289, respectively, at a price of $59,144 and $114,299, respectively. The Company redeemed the remaining Senior Subordinated Notes of $93 during the first quarter of 2004.

(c)	On April 23, 2002, the Company established a $400,000 five year Senior Secured Revolving Credit Facility. The facility has been collateralized in general by all real estate with a value of $5,000 or more and all personal property of the Company and its significant subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are unconditionally guaranteed on a senior basis by significant subsidiaries. The Senior Secured Revolving Credit Facility accrues interest at the Company’s option, at either (a) the base rate (which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%) plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the Senior Secured Revolving Credit Facility are entitled to customary facility fees based on (a) unused commitments under the Senior Secured Revolving Credit Facility and (b) letters of credit outstanding. As of December 31, 2004, there were no outstanding borrowings under this facility, however, the Company had $10,000 of letters of credit outstanding under this facility. Subsequent to the end of the year, the letter of credit was terminated and replaced with cash collateral.

To establish the Senior Secured Revolving Credit Facility, the Company incurred $5,067 of deferred financing costs that are being amortized over five years, the life of the Senior Secured Revolving Credit Facility.

The Senior Secured Revolving Credit Facility requires the Company to maintain a minimum net worth of no less than $1.2 billion plus 50% of the Company’s consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of December 31, 2004, the Company has complied with these covenants.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the years ended December 31, 2002, 2003 and 2004, the Company capitalized interest of approximately $1,127, $1,180, and $1,185, respectively.

      Holders of the 2 3/4% Convertible Debentures may require the Company to repurchase for cash all or part of the debentures on November 15, 2006, November 15, 2011 or November 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase.

15.     Other Liabilities

      Other liabilities consist of the following:

	2003
	(restated)	2004

Contingent milestone liabilities (Note 9)	$39,302	$9,605
Deferred revenue from co-promotion revenue fees	34,694	25,603
Contingent escrow liabilities (Note 9)	29,605	—
Long-term portion of loss contract	18,365	3,589
Other	1,983	2,639

	$123,949	$41,436

16.     Financial Instruments

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

      Long-Term Debt. The fair value of the Company’s long-term debt, including the current portion, at December 31, 2003 and 2004 is estimated to be approximately $322,674 and $327,750, respectively, using quoted market price.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Income Taxes

      The net income tax expense (benefit) from continuing operations is summarized as follows:

	2002	2003
	(restated)	(restated)	2004

Current
Federal	$147,762	$192,126	$3,152
State	8,419	13,012	6,540

Total current	$156,181	$205,138	$9,692

Deferred
Federal	$(71,245)	$(134,036)	(17,780)
State	(6,903)	(5,218)	676

Total deferred	$(78,148)	$(139,254)	$(17,104)

Total expense (benefit)	$78,033	$65,884	$(7,412)

      A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income from continuing operations before income taxes and extraordinary item is as follows:

	2002	2003
	(restated)	(restated)	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.6	4.3	(12.4)
Charitable donations	(2.9)	(3.8)	25.4
In-process research and development	—	4.1	—
Fines and penalties	—		(39.3)
Other	(1.3)	0.7	4.1

Effective tax rate	31.4%	40.3%	12.8%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2003
	(restated)	2004

Accrued expenses and reserves	$160,765	$149,000
Net operating losses	4,008	1,445
Intangible assets	42,111	120,544
Charitable contribution carryover	—	26,570
Other	2,032	4,831

Total deferred tax assets	208,916	302,390
Valuation allowance	(6,525)	(3,950)

Net deferred tax assets	202,391	298,440

Property, plant and equipment	(16,188)	(30,661)
Other	(18,570)	(20,869)

Total deferred tax liabilities	(34,758)	(51,530)

Net deferred tax asset	$167,633	$246,910

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has $3.9 million of foreign operating loss carryforwards which may be carried forward indefinitely; a valuation allowance has been provided as it is more likely than not that the deferred tax assets relating to those loss carryforwards will not be fully realized. Additionally, a valuation allowance has been provided against certain state deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

18.     Benefit Plans

      The Company sponsors a defined contribution employee retirement savings 401(k) plan that covers all employees over 21 years of age. The plan allows for employees’ contributions, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 2002, 2003 and 2004 were $2,412, $3,860, and $4,858, respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary profit-sharing contributions during the years ended December 31, 2002, 2003 and 2004. The increases during 2003 and 2004 are primarily due to an increase in the number of employees and an increase in the Company’s matching percentage.

19.     Commitments and Contingencies

Fen/Phen Litigation

      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court supervised medical monitoring of persons who have ingested the product. The Company is one of many defendants in no more than six lawsuits that claim damages for personal injury arising from the Company’s production of the anorexigenic drug phentermine under contract for GlaxoSmithKline.

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

      In addition, King Research and Development, Inc. (“King R&D”), successor to Jones Pharma, Incorporated (“Jones”) and a wholly owned subsidiary of the Company, is a defendant in approximately 381 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits King R&D is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.

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

Hormone Replacement Therapy

      The Company has been named as a defendant in four lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Pennsylvania, Ohio and Mississippi. The plaintiffs allege that King and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen, thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Average Wholesale Pricing Litigation

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

      The Company also has been named as a defendant along with other pharmaceutical manufacturers in four other lawsuits containing allegations of fraudulently inflating average wholesale prices. These lawsuits have been filed in federal courts in New York and Massachusetts, and in state courts in New York and Alabama, all of which the Company will seek to have transferred to the United States District Court for the District of Massachusetts and combined with the existing multi-district litigation.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the discussions to date, the Company now believes that it is reasonably likely that it will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	The Company has accrued $130,400 in respect of its estimated underpayments to Medicaid and other government pricing programs and estimated settlement costs with all relevant governmental parties. This amount includes $65,400 accrued for estimated underpayments to Medicaid and other government pricing programs, and an additional $65,000 for estimated settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other additional amounts. The Company’s current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

•	With respect to the matters being investigated by or discussed with the staff of the SEC, the Company currently anticipates that it would settle, without admitting or denying, one or more charges that the Company had failed to maintain adequate books and records and internal controls. The Company anticipates that the action to be settled could also include one or more charges that our public filings contained material misstatements or omissions relating to our financial results for some or all of the periods for which results have been restated as discussed under Note 2. The Company does not anticipate being required to restate any results for periods prior to 2002.

•	The Company expects that it will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require the Company to submit to audits relating to its Medicaid rebate calculations over a five-year period. The Company does not expect that the resolution of the pending investigations will result in any prohibitions on the Company’s sales to Medicaid or any related state or Federal program, nor does the Company expect any other material restriction on its ability to conduct its business, although the Company will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	The Company does not expect that any criminal charges will be asserted against it or against any present or former director, officer or employee in connection with the matters being investigated.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the ’258 patent) and 5,061,722 (the ’722 patent), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the ’856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Should the court find in favor of a Cobalt summary judgment motion on the ’722 patent, however, the Company would not receive the full benefit of that 30 month stay. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. The Company intends to vigorously enforce its rights under the ’722 and ’856 patents.

      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ’128 patent) and 6,683,102 (the ’102 patent) two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 and ’102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. The Company filed a patent infringement suit against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New York (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002, and November 3, 2004, respectively. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.

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

      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2004, the Company had net intangible assets related to Skelaxin® of $202,309.

      Barr Laboratories Inc. (“Barr”) filed an ANDA, which included a Paragraph IV certification, with the FDA seeking permission to market a generic version of Prefest®. United States Patent No. 5,108,995 (the ’995 patent), a utility patent with method of treatment claims relating to Prefest®, and United States Patent No. 5,382,573 (the ’573 patent), a utility patent with pharmaceutical preparation claims relating to Prefest®, were issued on April 28, 1992, and January 17, 1995, respectively. The ’995 patent and the ’573 patent are both listed in the FDA’s Orange Book. The ’995 patent does not expire until April 28, 2009, and the ’573 patent does not expire until January 17, 2012. On October 15, 2003, the Company received notice of Barr’s Paragraph IV certification, which alleges noninfringement and invalidity of the

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

’995 patent and the ’573 patent. On November 26, 2003, the Company filed a Complaint against Barr in the Southern District of New York for infringement of the ’995 and ’573 patents. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Barr’s ANDA for 30 months from no earlier than October 15, 2003.

Other Commitments and Contingencies

      The following summarizes the Company’s unconditional purchase obligations at December 31, 2004:

2005	$171,047
2006	104,219
2007	98,875
2008	93,190
2009	—
Thereafter	—

Total	$467,331

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

      The Company has a supply agreement with Eli Lilly to produce Lorabid® which is reflected in the unconditional purchase obligations above. This supply agreement requires the Company to purchase certain minimum levels of inventory of Lorabid® through September 1, 2005. Based on changes in estimated prescription trends, the Company believes the minimum purchase commitments under the supply agreement are greater than that which the Company will be able to sell to its customers. As a result, the Company recorded charges of $49,877, $29,959, and $4,483 during 2002, 2003 and 2004, respectively, related to the liability associated with the amount of its purchase commitments in excess of expected demand.

      The Company has supply agreements with Galenus Mannheim and Boehringer-Ingelheim to produce metaxalone, the active ingredient in Skelaxin®. This supply agreement requires the Company to purchase certain minimum levels of inventory of metaxalone through October 31, 2006. In the event the Company incurs losses due to purchase commitments in excess of demand under the supply agreements, there may be a material adverse effect upon the Company’s results of operations and cash flows.

20.     Segment Information

      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products over seven therapeutic areas, including cardiovascular, endocrinol-

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ogy, neuroscience, critical care, anti-infective, respiratory, and other. Such branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. The Meridian Medical Technologies segment was added as a new segment during 2003 as a result of the acquisition of Meridian on January 8, 2003. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line marketed by Dey, L.P., which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

      The following represents selected information for the Company’s reportable segments for the periods indicated:

	For the years ended December 31,

	2002	2003
	(restated)	(restated)	2004

Total revenues:
Branded pharmaceuticals	$992,520	$1,272,350	$1,076,517
Meridian Medical Technologies	—	124,157	123,329
Royalties	58,375	68,365	78,473
Contract manufacturing(1)	143,373	278,836	505,538
All other	1,193	628	(1)
Eliminations(1)	(107,437)	(251,547)	(479,492)

Consolidated total revenues	$1,088,024	$1,492,789	$1,304,364

Segment profit:
Branded pharmaceuticals	$756,769	$991,741	$824,949
Meridian Medical Technologies	—	$57,954	64,033
Royalties	47,881	57,122	67,596
Contract manufacturing	(7,727)	85	(5,162)
All other	(156)	17	10
Other operating costs and expenses	(521,724)	(954,967)	$(992,690)
Other income (expense)	(26,537)	11,375	(16,770)

Income (loss) from continuing operations before tax	$248,506	$163,327	$(58,034)

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,

	2003
	(restated)	2004

Total assets:
Branded pharmaceuticals	$3,174,823	$2,865,803
Meridian Medical Technologies	250,953	275,850
Royalties	20,032	22,430
Contract manufacturing	90,992	95,151
All other	10	—
Eliminations	(335,280)	(335,078)

Consolidated total assets	$3,201,530	$2,924,156

(1)	Contract manufacturing revenues include $107,437, $251,547 and $479,492 of intercompany sales for the years ended December 31, 2002, 2003 and 2004, respectively.

      The following represents branded pharmaceutical revenues by therapeutic area:

	For the years ended December 31,

	2002	2003
	(restated)	(restated)	2004

Total revenues:
Cardiovascular	$487,600	$574,982	$363,215
Anti-infective	114,115	85,745	52,746
Critical care	105,700	146,854	185,255
Endocrinology	203,242	157,154	132,160
Neuroscience	—	246,814	298,928
Respiratory	2,474	38,012	9,483
Other branded	79,389	22,789	34,730

Consolidated branded pharmaceutical revenues	$992,520	$1,272,350	$1,076,517

      Capital expenditures of $73,587, $51,201 and $53,955 for the years ended December 31, 2002, 2003 and 2004, respectively, are substantially related to the branded pharmaceuticals and contract manufacturing segments.

21.     Related Party Transactions

      The Benevolent Fund is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The Benevolent Fund obtains pharmaceutical products either as gifts-in-kind from manufacturers or by purchase from third-party distributors or wholesalers. The Benevolent Fund donates the pharmaceutical products purchased or received as gifts-in-kind to medical missions in the United States and in foreign countries to advance its humanitarian aid efforts. The Benevolent Fund was founded in 1994 by John M. Gregory, who also founded King and was its Chairman of the Board until June 28, 2002 and its Chief Executive Officer until January 1, 2002. John M. Gregory owned more than 5% of the Company’s common stock until May 6, 2002. John M. Gregory, who serves as President of the Board of Directors of the Benevolent Fund, is the brother of Jefferson J. Gregory, who served as the Company’s Chief Executive Officer from January 1, 2002 until May 14, 2004 and the Company’s Chairman of the Board from June 28, 2002 until May 14, 2004, and James E. Gregory, a former director of the Company. In addition, Mary Ann Blessing, a sister of Jefferson J. Gregory, John M. Gregory and James E. Gregory, served as the Chief Operating Officer of the Benevolent Fund until approximately January 2001 and presently serves

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

as a director and Treasurer of the Board of the Directors of the Benevolent Fund. Carol Shrader, mother of Brian Shrader, Chief Financial Officer of the Company until September 2000, is presently a director of the Benevolent Fund.

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

      The Company occasionally donates its products to the Benevolent Fund. The Company donated inventory with a carrying value of $22,586 in 2002, $16,322 in 2003 and $1,452 in 2004. In addition to receiving donations of products directly from pharmaceutical manufacturers, the Benevolent Fund also purchases pharmaceutical products, including those manufactured by King, from third-party distributors or wholesalers.

      On December 26, 2002, the Company sold $4,701 of Cortisporin®, Silvadene® and Tigan® to a third-party wholesaler, which in turn resold those products to the Benevolent Fund in January 2003. The Company is recognizing revenue associated with this transaction as the Benevolent Fund distributes the products to the beneficiaries of the Benevolent Fund’s charitable donations. During 2003, the Company recognized $4,270 of the deferred revenue. The remainder was recognized in 2004.

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

      During the year ended December 2002, the Company paid $171 to the Wake Forest University School of Medicine for research and development activities. R. Charles Moyer, a director of the Company, was the former Dean of the Babcock Graduate School of Management at Wake Forest University.

22.     Stockholders’ Equity

Preferred Shares

      The Company is authorized to issue 15 million shares of “blank-check” preferred stock, the terms and conditions of which will be determined by the Board of Directors. As of December 31, 2003 and 2004, there were no shares issued or outstanding.

Stock Repurchase Program

      On May 13, 2002, the Company’s Board of Directors authorized a plan to repurchase up to 7.5 million shares of the Company’s common stock. Under the plan, the Company could repurchase shares of its common stock in the open-market from time to time, depending on market conditions, share price

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and other factors. During the year ended December 31, 2002, the Company completed the plan, repurchasing 7.5 million shares for a total purchase price of $166,274.

Accumulated Other Comprehensive Income

      Accumulated other comprehensive income consists of the following components:

	2003	2004

Net unrealized gains on marketable securities, net of tax	$719	$587
Foreign currency translation, net of tax	394	436

	$1,113	$1,023

Stock Option Plans

      The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and either vest immediately or ratably over a period of up to ten years from the grant date. As of December 31, 2004, options for 6,138,755 shares of common stock are available for future grant. A total of 4,908,317, 3,849,864 and 5,979,551 options to purchase common stock were outstanding under these plans as of December 31, 2002, 2003 and 2004, respectively, of which 4,211,652, 3,561,167 and 2,607,131, respectively, were exercisable.

      Certain of the incentive stock plans allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender, for either six months or one year depending on how the shares were acquired, prior to the date of tender.

      A summary of the status of the Company’s plans as of December 31, 2004 and changes during the years ended December 31, 2002, 2003 and 2004 are presented in the table below:

	2002	2003	2004

Outstanding options, January 1	4,648,646	4,908,317	3,849,864
Exercised	(436,160)	(578,245)	(530,720)
Granted	895,750	101,000	3,883,417
Cancelled	(199,919)	(581,208)	(1,223,010)

Outstanding options, December 31	4,908,317	3,849,864	5,979,551

Weighted average price of options outstanding, January 1	$20.83	$21.27	$22.48

Weighted average price of options exercised	$9.95	$7.31	$6.55

Weighted average price of options granted	$19.69	$13.95	$16.83

Weighted average price of options cancelled	$28.52	$25.90	$22.19

Weighted average price of options outstanding, December 31	$21.27	$22.48	$20.28

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Options outstanding at December 31, 2004 have exercise prices between $4.67 and $40.98, with a weighted average exercise price of $20.28 and a remaining contractual life of approximately 7.67 years.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Range of Exercise		Price per	Contractual
Prices per Share	Shares	Share	Life in Years

Outstanding:
$4.67-$17.38	1,054,066	$11.46	7.03
$17.39-$18.96	2,597,893	17.40	9.04
$18.98-$40.98	2,327,592	27.50	6.44

$4.67-$40.98	5,979,551	$20.28

		Weighted
Range of Exercise		Average Exercise
Prices per Share	Shares	Price per Share

Exercisable:
$4.67-$17.38	491,368	$9.75
$17.39-$18.96	14,950	18.52
$18.98-40.98	2,100,813	28.34

$4.67-$40.98	2,607,131	$24.78

      During 2002, 2003 and 2004, the Company granted 50,000, 70,000 and 81,698 options, respectively, of common stock to its directors under the 1998 Stock Option Plan at an exercise price equal to market value at the date of grant. The options vested immediately upon grant for the 2002 grants and after one year of service for the 2003 and 2004 grants. Options totaling 261,830 issued under the 1998 Stock Option Plan were outstanding at December 31, 2004 of which 179,999 were fully vested. Options under the 1998 Stock Option Plan expire 10 years from the date of grant. These options are included in amounts reflected in the above tables.

23.	Income per Common Share

      The basic and diluted income per common share was determined based on the following share data:

	2002	2003	2004

Basic income per common share:
Weighted average common shares	244,375,770	240,989,093	241,475,058

Diluted income per common share:
Weighted average common shares	244,375,770	240,989,093	241,475,058
Effect of dilutive stock options	1,322,898	537,540	—
Convertible debentures	—	—	—

Weighted average common shares	245,698,668	241,526,633	241,475,058

      For the year ended December 31, 2004, options to purchase 444,990 shares of common stock were not included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive and would have reduced the loss per share. In addition, the weighted average stock options that were anti-dilutive at December 31, 2002, 2003 and 2004 were 1,669,922, 3,034,318 and 5,895,970 shares, respectively. The convertible debentures could also be converted into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture (Note 14). Because

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share.

24.	Recently Issued Accounting Standards

      In December 2004, the FASB issued SFAS No. 123(R), (Share-based Payment) that requires the Company to expense costs related to share-based payment transactions with employees. SFAS No. 123(R) becomes mandatorily effective on July 1, 2005. The Company is in the process of evaluating the impact of this standard.

      In November 2004, the FASB issued SFAS No. 151, (Inventory Costs), an amendment of ARB No. 43. SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. The Company is currently evaluating the effect that SFAS No. 151 will have on the Company’s financial reporting.

25.     Restructuring Activities and Executive Retirements

      During 2004 the Company incurred restructuring charges as a result of separation agreements with several executives, the relocation of the Company’s sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey, the termination of the women’s health sales force, and the decision to end principal operations of a small subsidiary of Meridian Medical Technologies located in Northern Ireland. A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement			December 31,
	2003	Impact	Payments	Non-Cash	2004

Employee separation payments	$—	$6,162	$(6,162)	$—	—
Employee relocation	—	1,864	(1,864)	—	—
Previously accrued amounts	1,019	(95)	—	—	924
Write-down of assets	—	1,643	—	(1,643)

	$1,019	$9,574	$(8,026)	$(1,643)	$924

      It is anticipated that the relocation of key sales and marketing employees to New Jersey will be completed within the next six months and will require additional costs, which in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” have not yet been accrued. All of the accrued restructuring charges relate to the branded pharmaceutical segment, except for $374 related to contract manufacturing, and $2,932 related to Meridian Medical Technologies. As of December 31, 2004, $924 of the contract manufacturing restructuring charges had not yet been paid and remained accrued.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Quarterly Financial Information (unaudited)

      The following table sets forth summary financial information for the years ended December 31, 2003 and 2004:

	First	First	Second	Second	Third	Third	Fourth	Fourth
2003 By Quarter	(reported)	(restated)	(reported)	(restated)	(reported)	(restated)	(reported)	(restated)

Total revenues	$338,421	$343,589	$367,015	$358,402	$423,137	$424,813	$380,680	$365,985
Operating income (loss)	(3,078)	(38)	(59,549)	(65,742)	164,729	165,878	73,759	51,854
Net income (loss)	(7,193)	(4,858)	(35,015)	(38,867)	106,087	106,365	41,977	29,314
Basic (loss) income per common share(1)	$(0.03)	$(0.02)	$(0.15)	$(0.16)	$0.44	$0.44	$0.17	$0.12
Diluted (loss) income per common share(1)	$(0.03)	$(0.02)	$(0.15)	$(0.16)	$0.44	$0.44	$0.17	$0.12

	First	First	Second	Second
2004 By Quarter	(reported)	(restated)	(reported)	(restated)	Third	Fourth

Total revenues	$290,644	$291,450	$275,140	$275,611	$394,684	$342,619
Operating income (loss)	(595)	7,344	(62,021)	(59,842)	(11,653)	22,888
Net income (loss)	(111,060)	(104,076)	(63,539)	(62,924)	(8,014)	14,727
Basic income (loss) per common share(1)	$(0.46)	$(0.43)	$(0.26)	$(0.26)	$(0.03)	$0.06
Diluted income (loss) per common share(1)	$(0.46)	$(0.43)	$(0.26)	$(0.26)	$(0.03)	$0.06

(1)	Quarterly amounts do not total to annual amounts due to the effect of rounding on a quarterly basis.

      The information shown above for the fourth quarter 2003 reflects

•	a $280 adjustment reducing royalty expense related to royalties due on the Company’s Altace® product as a result of a Medicaid adjustment during 2003,

•	a $15,212 adjustment reducing the co-promotion fees paid to our Altace® co-promotion colleague as a result of the charges for amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2002. Specifically (a) the Company recovered on a pre-tax basis $9,514 in fees which the Company previously accrued during the fourth quarter of 2002 and has reduced the accrual for these fees by this amount in the fourth quarter of 2003 and (b) fees under the Co-Promotion Agreement for Altace® in the fourth quarter of 2003 were reduced on a pre-tax basis by an additional $5,698 as a result of the Medicaid accrual adjustment recorded in that quarter.

27.	Discontinued Operations

      Ongoing research, referred to as the Women’s Health Initiative, is being conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including certain of the Company’s products. Prescriptions for some of the Company’s other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. On March 30, 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products. On November 22, 2004 the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Prefest® and Nordette® product rights, which the Company divested on November 22, 2004 and December 23, 2004, respectively, had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Prefest® and Nordette® formerly were included in the Company’s branded pharmaceuticals segment. During the first and third quarters of 2004, the Company wrote down intangible assets by the amount of $169,591 and $5,734, respectively, to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less costs to sell. The Company determined the fair value of these assets based on management’s discounted cash flow projections for the products less expected selling costs.

      The major classes of assets associated with discontinued operations in the accompanying financial statements are as follows:

	2003	2004

Inventories	$4,012	$—
Intangible assets, net	204,501	—

Total assets	$208,513	$—

      Summarized financial information for the discontinued operations are as follows:

	2002	2003	2004

Total revenues	$36,287	$13,112	$13,182
Operating income (loss), including expected loss on disposal	18,965	(8,771)	(172,750)
Net income (loss)	11,928	(5,489)	(109,666)

28.	Mylan Merger

      On July 26, 2004, the Company entered into a merger agreement with Mylan Laboratories Inc. and a wholly owned subsidiary of Mylan, pursuant to which Mylan agreed to acquire King in a stock-for-stock transaction. On February 27, 2005, Mylan and King announced they had mutually agreed to terminate that agreement. As of March 1, 2005 both Mylan and King would have had a right to terminate the merger agreement and following discussions, the companies were not able to agree on terms for a revised transaction.

29.	Guarantor Financial Statements

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2003
	(restated)

		Guarantor	Non Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$140,617	$3,641	$1,795	$—	$146,053
Marketable securities	—	—	—		—
Restricted cash	67,199	66,770	—	—	133,969
Accounts receivable, net	4,529	240,574	1,314	—	246,417
Inventories	224,081	36,554	251	—	260,886
Deferred income tax assets	16,236	132,243	—	—	148,479
Prepaid expenses and other current assets	5,250	24,786	—	—	30,036
Assets related to discontinued operations	4,012	—	—	—	4,012

Total current assets	461,924	504,568	3,360	—	969,852
Property, plant, and equipment, net	115,442	142,217	—	—	257,659
Goodwill	—	121,355	—	—	121,355
Intangible assets, net	6,955	1,538,035	7,502	—	1,552,492
Other assets	45,811	30,706	—	—	76,517
Deferred income tax assets	14,678	4,476	—	—	19,154
Assets related to discontinued operations	—	204,501	—	—	204,501
Investment in subsidiaries	2,270,679	—	—	(2,270,679)	—

Total assets	$2,915,489	$2,545,858	$10,862	$(2,270,679)	$3,201,530

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,424	$30,205	$19	$—	$81,648
Accrued expenses	57,521	509,183	—	—	566,704
Income taxes payable	78,363	838	440	—	79,641
Current portion of long-term debt	97	—	—	—	97

Total current liabilities	187,405	540,226	459	—	728,090
Long-term debt	345,000	—	—	—	345,000
Deferred income tax liabilities	—	—	—	—	—
Other liabilities	53,197	70,752	—	—	123,949
Intercompany (receivable) payable	325,396	(329,103)	3,707	—	—

Total liabilities	910,998	281,875	4,166	—	1,197,039

Shareholders’ equity	2,004,491	2,263,983	6,696	(2,270,679)	2,004,491

Total liabilities and shareholders’ equity	$2,915,489	$2,545,858	$10,862	$(2,270,679)	$3,201,530

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2004

		Guarantor	Non Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$313,881	$27,035	$1,170	$—	$342,086
Marketable securities	16,498	—	—	—	16,498
Restricted cash	66,543	31,187	—	—	97,730
Accounts receivable, net	3,344	174,797	2,822	—	180,963
Inventories	237,448	36,743	221	—	274,412
Deferred income tax assets	32,809	121,170	—	—	153,979
Prepaid expenses and other current assets	22,846	38,481	68	—	61,395
Assets related to discontinued operations	—	—	—	—	—

Total current assets	693,369	429,413	4,281	—	1,127,063
Property, plant, and equipment, net	112,416	168,313	2	—	280,731
Goodwill	—	121,152	—	—	121,152
Intangible assets, net	194	1,275,474	10,293	—	1,285,961
Other assets	16,078	240	—	—	16,318
Deferred income tax assets	14,197	78,734	—	—	92,931
Assets related to discontinued operations	—	—	—	—	—
Investment in subsidiaries	2,186,234	—	—	(2,186,234)	—

Total assets	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,427	$31,339	$154	$—	$92,920
Accrued expenses	125,095	470,899	16	—	596,010
Income taxes payable	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—

Total current liabilities	186,522	502,238	170	—	688,930
Long-term debt	345,000	—	—	—	345,000
Deferred income tax liabilities	—	—	—	—	—
Other liabilities	29,417	12,019	—	—	41,436
Intercompany (receivable) payable	612,759	(620,511)	7,752	—	—

Total liabilities	1,173,698	(106,254)	7,922	—	1,075,366

Shareholders’ equity	1,848,790	2,179,580	6,654	(2,186,234)	1,848,790

Total liabilities and shareholders’ equity	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

GUARANTOR SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended 12/31/2002

			Non
		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$235,154	$1,027,670	$—	$(233,175)	$1,029,649
Royalty revenue	—	58,375	—	—	58,375

Total revenues	235,154	1,086,045	—	(233,175)	1,088,024

Operating costs and expenses:
Cost of revenues	122,922	401,510	—	(233,175)	291,257
Selling, general and administrative	14,166	343,242	—	—	357,408
Medicaid related charge	—	—	—	—	—
Mylan transaction costs	—	—	—	—	—
Depreciation and amortization	35,658	15,719	—	—	51,377
Research and development	12,676	27,508	—	—	40,184
Intangible asset impairment	66,844	—	—	—	66,844
Gain on sale of intangible assets	—	—	—	—	—
Restructuring charges	—	5,911	—	—	5,911

Total operating costs and expenses	252,266	793,890	—	(233,175)	812,981

Operating income	(17,112)	292,155	—	—	275,043
Other income (expense):					—
Interest income	21,227	1,168	—	—	22,395
Interest expense	(12,400)	(19)	—	—	(12,419)
Valuation charge — convertible notes receivable	(35,629)	—	—	—	(35,629)
Write-down of investment	—	—	—	—	—
Other, net	(190)	(694)	—	—	(884)
Equity in earnings of subsidiaries	202,364	—	—	(202,364)	—
Intercompany interest income (expense)	8,916	(8,916)	—	—	—

Total other income (expenses)	184,288	(8,461)	—	(202,364)	(26,537)

Income (loss) from continuing operations before income taxes	167,176	283,694	—	(202,364)	248,506

Income tax expense (benefit)	(15,225)	93,258	—	—	78,033

Income from continuing operations	182,401	190,436	—	(202,364)	170,473
Discontinued operations:
Income (loss) from discontinued operations		18,965	—	—	18,965
Income tax expense (benefit)		7,037	—	—	7,037

Total income (loss) from discontinued operations		11,928	—	—	11,928

Net income (loss)	$182,401	$202,364	$—	$(202,364)	$182,401

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Twelve Months Ended 12/31/2003

			Non
		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$329,974	$1,420,875	$3,056	$(329,481)	$1,424,424
Royalty revenue	—	68,365	—	—	68,365

Total revenues	329,974	1,489,240	3,056	(329,481)	1,492,789

Operating costs and expenses:
Cost of revenues	145,930	568,510	882	(329,481)	385,841
Selling, general and administrative	64,489	425,987	106	—	490,582
Medicaid related charge	—	—	—	—	—
Mylan transaction costs	—	—	—	—	—
Depreciation and amortization	8,013	105,308	424	—	113,745
Research and development	900	237,178	—	—	238,078
Intangible asset impairment	7,425	117,191	—	—	124,616
Gain on sale of intangible assets	—	(12,025)	—	—	(12,025)
Restructuring charges		—	—	—	—

Total operating costs and expenses	226,757	1,442,149	1,412	(329,481)	1,340,837

Operating income	103,217	47,091	1,644	—	151,952
Other income (expense):					—
Interest income	5,960	889	—	—	6,849
Interest expense	(13,391)	(5)	—	—	(13,396)
Valuation charge — convertible notes receivable	18,551	—	—	—	18,551
Write-down of investment	—	—	—	—	—
Other, net	(650)	(149)	170	—	(629)
Equity in earnings of subsidiaries	46,830	—	—	(46,830)	—
Intercompany interest income (expense)	(9,567)	9,567	—	—	—

Total other income (expenses)	47,733	10,302	170	(46,830)	11,375

Income (loss) from continuing operations before income taxes	150,950	57,393	1,814	(46,830)	163,327

Income tax expense (benefit)	58,996	6,253	635	—	65,884

Income from continuing operations	91,954	51,140	1,179	(46,830)	97,443
Discontinued operations:
Income (loss) from discontinued operations	—	(8,771)	—	—	(8,771)
Income tax expense (benefit)	—	(3,282)	—	—	(3,282)

Total income (loss) from discontinued operations	—	(5,489)	—	—	(5,489)

Net income (loss)	$91,954	$45,651	$1,179	$(46,830)	$91,954

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Twelve Months Ended 12/31/2004

			Non
		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$374,833	$1,222,515	$2,030	$(373,488)	$1,225,890
Royalty revenue	—	78,474	—	—	78,474

Total revenues	374,833	1,300,989	2,030	(373,488)	1,304,364

Operating costs and expenses:
Cost of revenues	135,430	590,388	608	(373,488)	352,938
Selling, general and administrative	189,962	330,434	983	—	521,379
Medicaid related charge	65,000	—	—	—	65,000
Mylan transaction costs	9,062	—	—	—	9,062
Depreciation and amortization	16,925	144,722	468	—	162,115
Research and development	509	83,730	—	—	84,239
Intangible asset impairment	4,399	145,193	—	—	149,592
Gain on sale of intangible assets	(4,022)	(5,502)	—	—	(9,524)
Restructuring charges	7,646	3,181	—	—	10,827

Total operating costs and expenses	424,911	1,292,146	2,059	(373,488)	1,345,628

Operating income	(50,078)	8,843	(29)	—	(41,264)
Other income (expense):					—
Interest income	5,101	873	—	—	5,974
Interest expense	(12,492)	(96)	—	—	(12,588)
Valuation charge — convertible notes receivable	(2,887)	—	—	—	(2,887)
Write-down of investment	(6,520)	—	—	—	(6,520)
Other, net	(820)	(82)	153	—	(749)
Equity in earnings of subsidiaries	(84,284)	—	—	84,284	—
Intercompany interest income (expense)	(33,648)	33,937	(289)	—	—

Total other income (expenses)	(135,550)	34,632	(136)	84,284	(16,770)

Income (loss) from continuing operations before income taxes	(185,628)	43,475	(165)	84,284	(58,034)

Income tax expense (benefit)	(25,315)	18,026	(123)	—	(7,412)

Income from continuing operations	(160,313)	25,449	(42)	84,284	(50,622)
Discontinued operations:
Income (loss) from discontinued operations	40	(172,790)	—	—	(172,750)
Income tax expense (benefit)	15	(63,099)	—	—	(63,084)

Total income (loss) from discontinued operations	25	(109,691)	—	—	(109,666)

Net income (loss)	$(160,288)	$(84,242)	$(42)	$84,284	$(160,288)

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

					December 31, 2003					December 31, 2004
	December 31, 2002
							Non					Non
		Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities of continuing operations:
Net income from continuing operations	$170,473	$190,436	$(190,436)	$170,473	$97,443	$51,140	1,179	$(52,319)	$97,443	$(50,622)	$25,449	$(42)	$(25,407)	$(50,622)
Equity in earnings of subsidiaries	(190,436)	—	190,436	—	(52,319)	—	—	52,319	—	(25,407)	—		25,407	—
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	36,333	15,044	—	51,377	8,914	104,408	423	—	113,745	16,924	144,724	467	—	162,115
Amortization of deferred financing costs	2,898	—	—	2,898	3,160	—	—	—	3,160	3,145	—		—	3,145
Extinguishment of debt expense	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Stock compensation charge	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Write-down of inventory	—	15,152	—	15,152	—	—	—	—	—	—	—		—	—
Deferred income taxes	(29,972)	(46,830)	—	(76,802)	13,700	(153,298)	—	—	(139,598)	(16,050)	(1,033)	—	—	(17,083)
Valuation charge on convertible notes receivable	35,443	—	—	35,443	(18,151)	—	—	—	(18,151)	2,887		—	—	2,887
Net unrealized gain on convertible senior notes	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Tax benefits of stock options exercised	2,206	—	—	2,206	—	—	—	—	—	—	—	—	—	—
Impairment of intangible assets	66,844	—	—	66,844	7,425	117,191	—	—	124,616	4,400	145,192	—	—	149,592
In-process research and development charges	12,000	—	—	12,000	—	194,000	—	—	194,000	17,145	(845)	—	—	16,300
Gain on sales of intangible assets	—	—	—	—	(805)	(11,220)	—	—	(12,025)	(4,879)	(4,645)	—	—	(9,524)
Loss on investment	—	—	—	—	—	—	—	—	—	6,520	—	—	—	6,520
Other non-cash items, net	(873)	6,072	—	5,199	47	6,943	—	—	6,990	498	8,986	—	—	9,484
Changes in operating assets and liabilities:
Accounts receivable	(4,617)	(2,787)	3,691	(3,713)	12,823	(86,861)	(1,314)	(8,834)	(84,186)	1,185	58,301	(1,508)	—	57,978
Inventories	(27,078)	(42,115)	—	(69,193)	(84,826)	31,560	411	—	(52,855)	(14,325)	(910)	30	—	(15,205)
Prepaid expenses and other current assets	(6,330)	1,240	—	(5,090)	1,189	26,118	—	—	27,307	(20,729)	4,636	(68)	—	(16,161)
Other assets	3	(1,023)	—	(1,020)	(2,970)	(8)	—	—	(2,978)	(3,243)	(240)	—	—	(3,483)
Accounts payable	21,338	13,241	(3,691)	30,888	(12,085)	37,190	19	8,834	33,958	8,555	507	135	—	9,197
Accrued expenses and other liabilities	53,476	140,972	—	194,448	11,853	80,945	—	—	92,798	52,522	(8,972)	16	—	43,566
Deferred revenue	(9,090)	—	—	(9,090)	(9,092)	—	—	—	(9,092)	(9,091)	—	—	—	(9,091)
Income taxes	23,589	(18,429)	—	5,160	97,062	(36,948)	440	—	60,554	(78,323)	55	(440)		(78,708)

Net cash flows (used in) provided by operating activities of continuing operations	156,207	270,973	—	427,180	73,368	361,160	1,158	—	435,686	(108,888)	371,205	(1,410)	—	260,907

Cash flows from investing activities of continuing operations:
Purchase of investment securities	(823,112)	—	—	(823,112)	(25,903)	—	—	—	(25,903)
Proceeds from maturity and sale of investment securities	645,798	—	—	645,798	253,097	—	—	—	253,097	—	—
Transfer (to)/from restricted cash	—	—	—	—	(67,743)	—	—	—	(67,743)	(1,459)	(872)			(2,331)
Convertible senior note	(10,000)	—	—	(10,000)	—	—	—	—	—	—	—	—	—	—
Loans receivable	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Purchases of property, plant and equipment	(15,214)	(58,373)	—	(73,587)	(7,874)	(43,327)	—	—	(51,201)	(12,034)	(43,105)	(2)	—	(55,141)
Acquisition of primary care business of Elan	—	—	—	—	—	(761,745)	—	—	(761,745)	—	(36,000)	—	—	(36,000)
Acquisition of Meridian	—	—	—	—	(253,908)	15,410	—	—	(238,498)	—	—		—
Palatin collaboration	—	—	—	—	—	—	—	—	—	(20,000)	—	—	—	(20,000)
Purchases of intangible assets	(210,800)	—	—	(210,800)	(2,000)	(10,300)	—	—	(12,300)		(18,942)	(3,258)		(22,200)
Proceeds from loan receivable	—	4,310	—	4,310	—	13,320	—	—	13,320
Proceeds from sale of intangible assets	—	—	—	—	14,460	1,199	—	—	15,659	27,715	(257)	—	—	27,458
Other investing activities	28	4,360	—	4,388	46	249	—	—	295	668	(20)	—	—	648

Net cash used in investing activities of continuing operations	(413,300)	(49,703)	—	(463,003)	(89,825)	(785,194)	—	—	(875,019)	(5,110)	(99,196)	(3,260)	—	(107,566)

Cash flows from financing activities of continuing operations:
Proceeds from revolving credit facility	—	—	—	—	125,000	—	—	—	125,000	—	—	—	—	—
Payments on revolving credit facility	—	—	—	—	(125,000)	—	—	—	(125,000)	—	—	—	—	—
Proceeds from issuance of common shares and exercise of stock options, net	4,402	—	—	4,402	4,053	—	—	—	4,053	4,677	—		—	4,677
Stock repurchases	(166,274)	—	—	(166,274)	—	—	—	—	—	—	—	—	—	—
Payment of senior subordinated debt	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Payments on other long-term debt	(1,348)	(13)	—	(1,361)	(1,296)	—	—	—	(1,296)	(97)	—		—	(97)
Proceeds from convertible debentures	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Debt issuance costs	(4,850)	—	—	(4,850)	(214)	—	—	—	(214)	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Intercompany	248,457	(248,457)	—	—	(432,854)	432,217	637	—	—	250,935	(254,980)	4,045		—

Net cash provided by (used in) financing activities of continuing operations	80,387	(248,470)	—	(168,083)	(430,311)	432,217	637	—	2,543	255,515	(254,980)	4,045		4,580

Net cash provided by discontinued operations	(111,300)	28,829	—	(82,471)	(7,000)	1,618	—	—	(5,382)	31,747	6,365	—	—	38,112
Increase (decrease) in cash and cash equivalents	(288,006)	1,629	—	(286,377)	(453,768)	9,801	1,795	—	(442,172)	173,264	23,394	(625)	—	196,033
Cash and cash equivalents, beginning of period	882,391	(7,789)	—	874,602	594,385	(6,160)	—	—	588,225	140,617	3,641	1,795	—	146,053

Cash and cash equivalents, end of period	$594,385	$(6,160)	$—	$588,225	$140,617	$3,641	1,795	$—	$146,053	$313,881	$27,035	$1,170	$—	$342,086

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ BRIAN A. MARKISON

Brian A. Markison
President and Chief Executive Officer

March 16, 2005

      In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ TED G. WOOD Ted G. Wood	Chairman	March 16, 2005

/s/ BRIAN A. MARKISON Brian A. Markison	President, Chief Executive Officer and Director	March 16, 2005

/s/ JAMES R. LATTANZI James R. Lattanzi	Chief Financial Officer and Director (principal financial and accounting officer)	March 16, 2005

/s/ EARNEST W. DEAVENPORT, JR. Earnest W. Deavenport, Jr.	Director	March 16, 2005

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	March 16, 2005

/s/ GREGORY D. JORDAN Gregory D. Jordan	Director	March 16, 2005

/s/ R. CHARLES MOYER R. Charles Moyer	Director	March 16, 2005

/s/ PHILIP M. PFEFFER Philip M. Pfeffer	Director	March 16, 2005

/s/ D. GREG ROOKER D. Greg Rooker	Director	March 16, 2005

II-1

KING PHARMACEUTICALS, INC.

Schedule II. Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C Additions		Column D	Column E

			Charged
	Balances at	Charged to	(Credited)		Balance at
	Beginning of	Cost and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet
Year ended December 31, 2004	$11,055	$7,476	$	$3,183	$15,348
Year ended December 31, 2003	7,513	4,176	1,063	1,697	11,055
Year ended December 31, 2002	6,047	4,700	890	4,124	7,513

Valuation allowance for deferred tax assets, deducted from deferred income tax assets in the balance sheet
Year ended December 31, 2004	$6,525	$—	$—	$2,575 *	$3,950
Year ended December 31, 2003	—	3,124	3,401	—	6,525
Year ended December 31, 2002	—	—	—	—	—

(1)	Amounts represent write-offs of accounts.

*	Valuation account reduced and credited to income.

S-1