Form 10-Q
period 2005-03-31
KING PHARMACEUTICALS INC
filed 2005-05-10
CIK 1047699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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
      Number of shares outstanding of Registrant’s common stock as of May 9, 2005: 241,730,668

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,
	2005	December 31,
	(unaudited)	2004

ASSETS
Current Assets:
Cash and cash equivalents	$348,589	$342,086
Restricted cash	65,000	97,730
Marketable securities	8,534	16,498
Accounts receivable, net of allowance for doubtful accounts of $15,095 and $15,348	206,170	180,963
Inventories	255,408	274,412
Deferred income taxes	122,857	153,979
Prepaid expenses and other current assets	63,706	61,395

Total current assets	1,070,264	1,127,063

Property, plant and equipment, net	281,222	280,731
Goodwill	121,152	121,152
Intangible assets, net	1,251,697	1,285,961
Other assets (includes restricted cash of $13,882 and $2,775)	26,689	16,318
Deferred income taxes	99,429	92,931

Total assets	$2,850,453	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$44,028	$92,920
Accrued expenses	499,752	596,010
Income taxes payable	14,367	—

Total current liabilities	558,147	688,930

Long-term debt	345,000	345,000
Other liabilities	29,226	41,436

Total liabilities	932,373	1,075,366

Commitments and contingencies (Note 10)
Shareholders’ equity	1,918,080	1,848,790

Total liabilities and shareholders’ equity	$2,850,453	$2,924,156

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,

		2004*
	2005	(restated)

Revenues:
Net sales	$350,570	$274,693
Royalty revenue	18,055	16,757

Total revenues	368,625	291,450

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	72,216	83,541

Selling, general and administrative, exclusive of co-promotion fees	92,850	87,602
Mylan transaction costs	3,277	—
Co-promotion fees	34,655	23,544

Total selling, general and administrative expenses	130,782	111,146

Research and development	11,472	16,023
Depreciation and amortization	41,426	39,318
Intangible asset impairment	—	34,936
Restructuring charges	2,023	—
Gain on sale of intangible assets	(847)	(858)

Total other operating costs and expenses	54,074	89,419

Total operating costs and expenses	257,072	284,106

Operating income	111,553	7,344

Other income (expense):
Interest income	2,277	1,054
Interest expense	(2,701)	(3,105)
Valuation charge — convertible notes receivable	—	(449)
Write-down of investments	(6,853)	—
Other, net expense	(249)	(703)

Total other expense	(7,526)	(3,203)

Income from continuing operations before income taxes	104,027	4,141
Income tax expense	36,922	1,839

Income from continuing operations	67,105	2,302

Discontinued operations:
Income (loss) from discontinued operations, including expected loss on disposal	4,682	(167,462)
Income tax expense (benefit)	1,732	(61,084)

Total income (loss) from discontinued operations	2,950	(106,378)

Net income (loss)	$70,055	$(104,076)

Income (loss) per common share:
Basic:
Income from continuing operations	$0.28	$0.01
Total income (loss) from discontinued operations	0.01	(0.44)

Net income (loss)	$0.29	$(0.43)

Diluted:
Income from continuing operations	$0.28	$0.01
Total income (loss) from discontinued operations	0.01	(0.44)

Net income (loss)	$0.29	$(0.43)

* See Note 2.
See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2003	241,190,852	$1,205,970	$797,408	$1,113	$2,004,491
Comprehensive income:
Net loss	—	—	(104,076)	—	(104,076)
Net unrealized loss on marketable securities, net of tax of $(16)	—	—	—	(30)	(30)
Foreign currency translation	—	—	—	99	99

Total comprehensive loss					(104,007)
Stock option activity	177,792	946	—	—	946

Balance at March 31, 2004, as restated	241,368,644	$1,206,916	$693,332	$1,182	$1,901,430

Balance at December 31, 2004	241,706,583	$1,210,647	$637,120	$1,023	$1,848,790
Comprehensive income:
Net income	—	—	70,055	—	70,055
Net unrealized loss on marketable securities, net of tax of $429	—	—	—	(742)	(742)
Foreign currency translation	—	—	—	(79)	(79)

Total comprehensive income					69,234
Stock option activity	24,085	56	—	—	56

Balance at March 31, 2005	241,730,668	$1,210,703	$707,175	$202	$1,918,080

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

		2004*
	2005	(restated)

Cash flows from operating activities of continuing operations	$23,503	$60,318

Cash flows from investing activities of continuing operations:
Transfer to restricted cash	(7,982)	(351)
Proceeds from loan receivable	—	248
Purchases of property, plant and equipment	(9,075)	(12,585)
Proceeds from sale of property and equipment	1	—
Payment of contingent consideration	—	(36,000)

Net cash used in investing activities of continuing operations	(17,056)	(48,688)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	56	946
Payments on other long-term debt and capital lease obligations	—	(93)

Net cash provided by financing activities of continuing operations	56	853

Net cash provided by discontinued operations	—	2,790

Increase in cash and cash equivalents	6,503	15,273
Cash and cash equivalents, beginning of period	342,086	146,053

Cash and cash equivalents, end of period	$348,589	$161,326

* See Note 2.
See accompanying notes.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004
(Unaudited)
(In thousands)

1.	General
      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.
      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Restatement of Previously Issued Financial Statements
      As previously disclosed and discussed in detail in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company has in prior filings restated its financial statements for the years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to its reserve for product returns. All amounts referenced in this Quarterly Report for those periods reflect the relevant amounts on a restated basis.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previous Restatement of Income Statement Amounts
      The table below sets forth the effect of the previously disclosed restatement for the three months ended March 31, 2004:

		Returns	Other
	As Originally	Reserve	Immaterial	As Previously
	Reported	Errors	Items	Restated

Revenues:
Net sales	$273,887	$420	$386	$274,693
Royalty revenue	16,757	—	—	16,757

Total revenues	290,644	420	386	291,450

Operating costs and expenses:
Cost of revenues, exclusive of depreciation shown below	87,714	(138)	(4,035)	83,541
Selling, general and administrative, exclusive of co-promotion fees	86,602	—	1,000	87,602
Co-promotion fees	27,504	(3,206)	(754)	23,544

Total selling, general and administrative expense	114,106	(3,206)	246	111,146

Research and development	16,023	—	—	16,023
Depreciation and amortization	39,318	—	—	39,318
Intangible asset impairment	34,936	—	—	34,936
Gain on sale of assets	(858)	—	—	(858)

Total operating costs and expenses	291,239	(3,344)	(3,789)	284,106

Operating (loss) income	(595)	3,764	4,175	7,344

Total other expense	(2,803)	—	(400)	(3,203)

(Loss) income from continuing operations before income taxes	(3,398)	3,764	3,775	4,141
Income tax (benefit) expense	(1,048)	1,441	1,446	1,839

(Loss) income from continuing operations	(2,350)	2,323	2,329	2,302

Discontinued operations:
(Loss) income from discontinued operations, including expected loss on disposal	(171,242)	4,027	(247)	(167,462)
Income tax (benefit) expense	(62,532)	1,542	(94)	(61,084)

Total (loss) income from discontinued operations	(108,710)	2,485	(153)	(106,378)

Net (loss) income	$(111,060)	$4,808	$2,176	$(104,076)

Basic (loss) income per common share	$(0.46)	$0.02	$0.01	$(0.43)

Diluted (loss) income per common share	$(0.46)	$0.02	$0.01	$(0.43)

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Change in Estimate
      Based on data received from the Company’s inventory management agreements with its three key wholesale customers, during the first quarter of 2005, there was a significant reduction of wholesale inventory levels of the Company’s products. While the Company’s calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return, it also gives consideration to the amount of wholesale inventory levels. The significant reduction in wholesale inventories of the Company’s products during the first quarter of 2005, primarily as a result of sell through to the marketplace as opposed to returns to the Company, resulted in a change in estimate of approximately $25,000, decreasing the Company’s reserve for returns and increasing net sales from branded pharmaceuticals.

4.	Stock Compensation
      The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by FAS 148. Accordingly, since options were granted at a strike price equal to market price at the date of grant, no compensation cost has been recognized for stock options granted to date. Had compensation costs for these plans been determined for options granted, consistent with SFAS No. 123, the Company’s net income (loss), basic income (loss) per common share and diluted income (loss) per common share would include adjustments for the following pro forma amounts:

		Three Months
	Three Months	Ended
	Ended	March 31, 2004*
	March 31, 2005	(restated)

Net income (loss):
As reported	$70,055	$(104,076)
Compensation costs for options granted	(1,351)	(1,191)

Pro forma	$68,704	$(105,267)

Basic income (loss) per share:
As reported	$0.29	$(0.43)

Pro forma	$0.28	$(0.44)

Diluted income (loss) per share:
As reported	$0.29	$(0.43)

Pro forma	$0.28	$(0.44)

* See Note 2.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings Per Share
      The basic and diluted income (loss) per common share was determined using the following share data:

	Three Months Ended
	March 31,

	2005	2004

Basic loss per common share:
Weighted average common shares	241,724	241,300

Diluted loss per common share:
Weighted average common shares	241,724	241,300
Effect of stock options	79	—
Convertible debentures	—	—

Weighted average common shares	241,803	241,300

      For the three months ended March 31, 2004, options to purchase 915 shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive and would have reduced the loss per share. The Company’s convertible debentures could also be converted into 6,878 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income (loss) per common share for either period.

6.	Inventories
      Inventories consist of the following:

	March 31,	December 31,
	2005	2004

Raw materials	$147,238	$168,541
Work-in-process	19,527	20,287
Finished goods (including $11,712 and $11,350 of sample inventory, respectively)	127,419	133,527

	294,184	322,355
Inventory valuation allowance	(38,776)	(47,943)

	$255,408	$274,412

7.	Property, Plant and Equipment
      The Company’s Rochester facility manufactures products for the Company and various third-party manufacturers. At March 31, 2005, the net carrying value of the property, plant and equipment at the Rochester facility was $89,257. Overall production volume at this facility has been declining. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that these long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if the Company is not successful in transferring additional production to Rochester, the Company may have to write-off a portion of the property, plant, equipment associated with this facility.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets and Goodwill
      The following table reflects the components of intangible assets as of March 31, 2005:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Trademarks and product rights	$1,370,711	$241,455
Patents	267,049	145,565
Other intangibles	9,459	8,502

Total intangible assets	$1,647,219	$395,522

      Amortization expense for the three months ended March 31, 2005 and 2004 was $34,263 and $32,847, respectively. Estimated annual amortization expense as of March 31, 2005 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31:	Amount

2005	$116,906
2006	99,588
2007	97,962
2008	91,933
2009	80,417
      Demand for some of the Company’s non-key products, including but not limited to Intal®, Tilade®, Synercid®, and Corzide®, has been declining. The net intangible assets associated with these four specific products totals approximately $248,631. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, the Company may have to write off a portion or all of these intangible assets.
      A new competitor to Sonata® recently entered the market and the entry of additional competition is anticipated in the near future. The net intangible assets associated with Sonata® total approximately $195,959. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. Should demand for Sonata® decline in the face of this competition, the Company may have to write off a portion or all of these intangible assets.
      The Company’s forecast of future cash flows reflects estimated improvements in sales from planned marketing activities for certain products. If the Company’s estimates regarding improvements in sales and operating results prove to be incorrect or adversely change, an impairment charge could be required.
      Goodwill at December 31, 2004 and March 31, 2005 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,410	$121,152

9.	Discontinued Operations
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Prefest® and Nordette® product rights, which the Company divested on November 22, 2004 and December 23, 2004, respectively, had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Prefest® and Nordette® formerly were included in the Company’s branded pharmaceuticals segment. During the first quarter of 2004, the Company wrote down intangible assets by the amount of $169,591 to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less costs to sell. The Company determined the fair value of these assets based on management’s discounted cash flow projections for the products less expected selling costs. During the first quarter of 2005, adjustments to reserves for product returns and rebates associated with Prefest® and Nordette® due to changes in estimates resulted in revenues and net income from discontinued operations.
      Summarized financial information for the discontinued operations are as follows:

	Three Months Ended

		March 31,
	March 31,	2004*
	2005	(restated)

Total revenues	$4,682	$10,896
Operating income (loss), including expected loss on disposal	4,682	(167,462)
Net income (loss)	2,950	(106,378)
* See Note 2.

10.	Contingencies

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
      In addition, King Research and Development, Inc. (“King R&D”), successor to Jones Pharma, Incorporated (“Jones”) and a wholly owned subsidiary of the Company, is a defendant in approximately 380 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits King R&D is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after the acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranty, and misrepresentation.
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

Thimerosal/ Vaccine Related Litigation
      King and Parkedale Pharmaceuticals, Inc. (“Parkedale”), a wholly owned subsidiary of King, have been named as defendants in California and Illinois, along with other pharmaceutical companies that have manufactured or sold products containing the mercury-based preservative, thimerosal.
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

Hormone Replacement Therapy
      The Company has been named as a defendant in eight lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Pennsylvania, Ohio and Mississippi. The plaintiffs allege that King and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen, thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
warranty, breach of express warranty, fraud and misrepresentation. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

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
      The Company also has been named as a defendant along with other pharmaceutical manufacturers in eight other lawsuits containing allegations of fraudulently inflating average wholesale prices. These lawsuits have been filed in federal courts in New York and Massachusetts, and in state courts in New York and Alabama, all of which the Company will seek to have transferred to the United States District Court for the District of Massachusetts and combined with the existing multi-district litigation.

Governmental Investigations and Securities and ERISA Litigation
      As previously reported, in March 2003 the SEC initiated a formal investigation of King relating to, among other topics, sales of its products to VitaRx and Prison Health Services, its “best price” lists, the pricing of its pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., its calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, the Company received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to its sales, marketing and other business practices for Altace®, Aplisol®, and Levoxyl®. The Company has also reviewed with the staff of the SEC the circumstances giving rise to the restatement of its issued financial statements for 2002, 2003 and the first two quarters of 2004.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has not yet reached any agreements or understandings with respect to the terms of such a settlement, and may not ever be able to reach such an agreement. However, based on the status of the discussions to date, the Company now believes that it is reasonably likely that it will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	The Company has accrued $130,400 in respect of its estimated underpayments to Medicaid and other government pricing programs and estimated settlement costs with all relevant governmental parties. This amount includes $65,400 accrued for estimated underpayments to Medicaid and other governmental pricing programs, and an additional $65,000 for estimated settlement costs to cover interest, costs, fines, penalties and all other additional amounts. The Company’s current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

•	With respect to the matters being investigated by or discussed with the staff of the SEC, the Company currently anticipates that it would settle, without admitting or denying, one or more charges that the Company had failed to maintain adequate books and records and internal controls. The Company anticipates that the action to be settled could also include one or more charges that our public filings contained material misstatements or omissions relating to our financial results for some or all of the periods for which results have been restated. The Company does not anticipate being required to restate any results for periods prior to 2002.

•	The Company expects that it will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require the Company to submit to audits relating to its Medicaid rebate calculations over a five-year period. The Company does not expect that the resolution of the pending investigations will result in any prohibitions on the Company’s sales to Medicaid or any related state or Federal program, nor does the Company expect any other material restriction on its ability to conduct its business, although the Company will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	The Company does not expect that any criminal charges will be asserted against it or against any present or former director, officer or employee in connection with the matters being investigated.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the ‘258 patent) and 5,061,722 (the ‘722 patent), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the ‘856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Should the court find in favor of a Cobalt summary judgment motion on the ‘722 patent, however, the Company would not receive the full benefit of that 30 month stay. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. The Company intends to vigorously enforce its rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, the Company’s business,

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
financial condition, results of operations and cash flows could be materially adversely affected. As of March 31, 2005, the Company had net intangible assets related to Altace® of $261,180.
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ‘128 patent) and 6,683,102 (the ‘102 patent) two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002, and November 3, 2004, respectively. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.
      On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ‘128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. The Company filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ‘128 patent, and prohibit the removal of information corresponding to the use listed in the Orange Book. King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated the Company’s Citizen Petition.
      On March 12, 2004, the FDA sent a letter to the Company explaining that King’s proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. The Company, CorePharma and Mutual have filed responses and supplements to the pending Citizen Petitions.
      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of March 31, 2005, the Company had net intangible assets related to Skelaxin® of $192,304.
      In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
as a result of these other legal proceedings will have a material adverse effect on its financial position, results of operations and cash flows.

11.	Accounting Developments
      In December 2004, the FASB issued SFAS No. 123(R), (Share-based Payment) that requires the Company to expense costs related to share-based payment transactions with employees. The Securities and Exchange Commission issued Amendment 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the annual reporting period beginning on or after June 15, 2005. The Company is in the process of evaluating the effect that SFAS No. 123(R) will have on the Company’s financial reporting.
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

12.	Segment Information
      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products over seven therapeutic areas, including cardiovascular, endocrinology, neuroscience, critical care, anti-infective, respiratory, and other. Such branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and the types of customer. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line marketed by Dey, L.P., which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	March 31,

		2004*
	2005	(restated)

Total revenues:
Branded pharmaceuticals	$321,769	$234,014
Meridian Medical Technologies	23,214	34,501
Royalties	18,055	16,757
Contract manufacturing	119,365	132,892
Eliminations	(113,778)	(126,714)

Consolidated total net revenues	$368,625	$291,450

Segment profit (loss):
Branded pharmaceuticals	$272,112	$176,010
Meridian Medical Technologies	12,313	19,454
Royalties	15,806	14,177
Contract manufacturing	(3,822)	(1,732)
Other operating costs and expenses	(184,856)	(200,565)
Other expenses	(7,526)	(3,203)

Income from continuing operations before tax	$104,027	$4,141

* See Note 2.

	As of	As of
	March 31,	December 31,
	2005	2004

Total assets:
Branded pharmaceuticals	$2,815,917	$2,865,803
Meridian Medical Technologies	251,122	275,850
Royalties	19,610	22,430
Contract manufacturing	98,882	95,151
All other	—	—
Eliminations	(335,078)	(335,078)

Consolidated total assets	$2,850,453	$2,924,156

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended
	March 31,

		2004*
	2005	(restated)

Total revenues:
Cardiovascular	$88,873	$70,507
Anti-infective	21,222	13,590
Critical care	64,020	40,303
Endocrinology	46,220	31,653
Respiratory	4,365	8,441
Neuroscience	91,395	62,125
Other branded	5,674	7,395

Consolidated branded pharmaceutical revenues	$321,769	$234,014

* See Note 2.

13.	Restructuring Activities and Executive Retirements
      During 2005 the Company incurred restructuring charges as a result of the relocation of the Company’s sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey, and the decision to end principal operations of a small subsidiary of Meridian Medical Technologies located in Northern Ireland. A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement			March 31,
	2004	Impact	Payments	Non-Cash	2005

Employee relocation	$—	$159	$159	$—	$—
Facility demolition costs	924	—	—	—	924
Termination of lease	—	1,733	1,733	—	—
Other	—	131	131	—	—

	$924	$2,023	$2,023	$—	$924

      It is anticipated that the relocation of key sales and marketing employees to New Jersey will be completed within the next three months and will require additional costs, which in accordance with FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” have not yet been accrued. All of the accrued restructuring charges relate to the Meridian Medical Technologies segment, except for $159 related to the branded pharmaceutical segment. As of March 31, 2005, $924 of the contract manufacturing restructuring charges had not yet been paid and remained accrued.

14.	Marketable Securities
      During 2005 the Company incurred a charge of $6,853 due to the determination that the decline in fair value of our equity interest in Novavax at March 31, 2005 was other than temporary.

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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005
	(unaudited)					December 31, 2004

			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$344,282	$2,295	$2,012	$—	$348,589	$313,881	$27,035	$1,170	$—	$342,086
Marketable securities	8,534	—	—	—	8,534	16,498	—	—	—	16,498
Restricted cash	65,000	—	—	—	65,000	66,543	31,187	—	—	97,730
Accounts receivable, net	2,788	201,358	2,024	—	206,170	3,344	174,797	2,822	—	180,963
Inventories	213,562	41,671	175	—	255,408	237,448	36,743	221	—	274,412
Deferred income tax assets	26,998	95,859	—	—	122,857	32,809	121,170	—	—	153,979
Prepaid expenses and other current assets	19,898	43,808	—	—	63,706	22,846	38,481	68	—	61,395

Total current assets	681,062	384,991	4,211	—	1,070,264	693,369	429,413	4,281	—	1,127,063

Property, plant and equipment, net	109,831	171,389	2	—	281,222	112,416	168,313	2	—	280,731
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Intangible assets, net	153	1,241,417	10,127	—	1,251,697	194	1,275,474	10,293	—	1,285,961
Other assets	26,449	240	—	—	26,689	16,078	240	—	—	16,318
Deferred income tax assets	19,963	79,466	—	—	99,429	14,197	78,734	—	—	92,931
Investments in subsidiaries	2,265,812	—	—	(2,265,812)	—	2,186,234	—	—	(2,186,234)	—

Total assets	$3,103,270	$1,998,655	$14,340	$(2,265,812)	$2,850,453	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,396	$22,581	$51	$—	$44,028	$61,427	$31,339	$154	$—	$92,920
Accrued expenses	119,359	380,382	11	—	499,752	125,095	470,899	16	—	596,010
Income taxes payable	10,104	4,440	(177)	—	14,367	—	—	—	—	—

Total current liabilities	150,859	407,403	(115)	—	558,147	186,522	502,238	170	—	688,930

Long-term debt	345,000	—	—	—	345,000	345,000	—	—	—	345,000
Other long-term liabilities	26,812	2,414	—	—	29,226	29,417	12,019	—	—	41,436
Intercompany payable (receivable)	662,519	(670,541)	8,022	—	—	612,759	(620,511)	7,752	—	—

Total liabilities	1,185,190	(260,724)	7,907	—	932,373	1,173,698	(106,254)	7,922	—	1,075,366

Shareholders’ equity	1,918,080	2,259,379	6,433	(2,265,812)	1,918,080	1,848,790	2,179,580	6,654	(2,186,234)	1,848,790

Total liabilities and shareholders’ equity	$3,103,270	$1,998,655	$14,340	$(2,265,812)	$2,850,453	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31, 2005					Three Months Ended March 31, 2004 (restated)*

			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$94,318	$349,259	$440	$(93,447)	$350,570	$106,502	$274,153	$418	$(106,380)	$274,693
Royalty revenue	—	18,055	—	—	18,055	—	16,757	—	—	16,757

Total revenues	94,318	367,314	440	(93,447)	368,625	106,502	290,910	418	(106,380)	291,450

Operating costs and expenses:
Cost of revenues	39,170	126,263	230	(93,447)	72,216	31,997	157,807	117	(106,380)	83,541
Selling, general and administrative	39,079	88,330	96	—	127,505	36,694	73,601	851	—	111,146
Transaction costs	3,277	—	—	—	3,277	—	—	—	—	—
Depreciation and amortization	3,887	37,373	166	—	41,426	4,340	34,872	106	—	39,318
Research and development	161	11,311	—	—	11,472	110	15,913	—	—	16,023
Intangible asset impairment	—	—	—	—	—	—	34,936	—	—	34,936
Gain on sale of intangible assets	—	(847)	—	—	(847)	—	(858)	—	—	(858)
Restructuring charges	159	1,864	—	—	2,023	—	—	—	—	—

Total operating costs and expenses	85,733	264,294	492	(93,447)	257,072	73,141	316,271	1,074	(106,380)	284,106

Operating income (loss)	8,585	103,020	(52)	—	111,553	33,361	(25,361)	(656)	—	7,344
Other income (expense):
Interest income	2,042	235	—	—	2,277	893	161	—	—	1,054
Interest expense	(2,686)	(15)	—	—	(2,701)	(3,100)	(5)	—	—	(3,105)
Valuation change — convertible notes receivable	—	—	—	—	—	(449)	—	—	—	(449)
Write-down of investment	(6,853)	—	—	—	(6,853)	—	—	—	—	—
Other, net	(77)	(32)	(140)	—	(249)	(325)	(331)	(47)	—	(703)
Equity in earnings (loss) of subsidiaries	79,657	—	—	(79,657)	—	(117,756)	—	—	117,756	—
Intercompany interest (expense) income	(12,193)	12,342	(149)	—	—	(7,166)	7,166	—	—	—

Total other income (expense)	59,890	12,530	(289)	(79,657)	(7,526)	(127,903)	6,991	(47)	117,756	(3,203)

Income (loss) from continuing operations before income taxes	68,475	115,550	(341)	(79,657)	104,027	(94,542)	(18,370)	(703)	117,756	4,141
Income tax (benefit) expense	(1,580)	38,621	(119)	—	36,922	9,534	(7,449)	(246)	—	1,839

Income (loss) from continuing operations	70,055	76,929	(222)	(79,657)	67,105	(104,076)	(10,921)	(457)	117,756	2,302

Discontinued operations:
Income (loss) from discontinued operations	—	4,682	—	—	4,682	—	(167,462)	—	—	(167,462)
Income tax expense (benefit)	—	1,732	—	—	1,732	—	(61,084)	—	—	(61,084)

Total income (loss) from discontinued operations	—	2,950	—	—	2,950	—	(106,378)	—	—	(106,378)

Net income (loss)	$70,055	$79,879	$(222)	$(79,657)	$70,055	$(104,076)	$(117,299)	$(457)	$117,756	$(104,076)

*	See Note 2.

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31, 2005				Three Months Ended March 31, 2004 (restated)*

			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities	$(7,771)	$30,702	$572	$23,503	$(91,452)	$151,661	$109	$60,318

Cash flows from investing activities:
Transfer to restricted cash	(9,564)	1,582	—	(7,982)	—	(351)	—	(351)
Proceeds from loans receivable	—	—	—	—	—	248	—	248
Purchases of property, plant and equipment	(2,081)	(6,994)	—	(9,075)	(3,477)	(9,108)	—	(12,585)
Proceeds from sale of property and equipment	1	—	—	1	—	—	—	—
Acquisition of Primary Care from Elan	—	—	—	—	—	(36,000)	—	(36,000)

Net cash used in investing activities	(11,644)	(5,412)	—	(17,056)	(3,477)	(45,211)	—	(48,688)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	56	—	—	56	946	—	—	946
Payments on other long-term debt	—	—	—	—	(93)	—	—	(93)
Intercompany	49,760	(50,030)	270	—	104,892	(105,027)	135	—

Net cash provided by (used in) financing activities	49,816	(50,030)	270	56	105,745	(105,027)	135	853

Net cash provided by discontinued operations	—	—	—	—	—	2,790	—	2,790

Increase (decrease) in cash and cash equivalents	30,401	(24,740)	842	6,503	10,816	4,213	244	15,273
Cash and cash equivalents, beginning of period	313,881	27,035	1,170	342,086	140,617	3,641	1,795	146,053

Cash and cash equivalents, end of period	$344,282	$2,295	$2,012	$348,589	$151,433	$7,854	$2,039	$161,326

* See Note 2.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
      The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” set out below and in our Annual Report on Form 10-K for the year ended December 31, 2004, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements which are included in our Annual Report on Form 10-K for the year ended December 31, 2004; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
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
Updates and Developments

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
      During the fourth quarter of 2004 and first quarter of 2005 we worked to amend our IMAs with our key wholesale customers with the objective of further reducing their inventory of our products. As a result, the average wholesale inventory level of our key products was further reduced during the fourth quarter of 2004 and first quarter of 2005. We believe the wholesale channel inventory reductions of our key products was complete as of March 31, 2005.
      As of March 31, 2005, the wholesale inventory levels of four of our key branded pharmaceutical products, Altace®, Skelaxin®, Sonata® and Levoxyl®, based on data obtained through our inventory management agreements with our three largest customers and IMS America prescription data, were on average at a level of one month of end-user demand.
General Review of Financial Results
      The following summarizes net revenues by reportable segment (in thousands):

	For the Three Months
	Ended March 31,

		2004
	2005	(restated)

Branded pharmaceuticals	$321,769	$234,014
Meridian Medical Technologies	23,214	34,501
Royalties	18,055	16,757
Contract manufacturing	5,587	6,178

Total	$368,625	$291,450

II.	RESULTS OF OPERATIONS
      As previously disclosed and discussed in detail in our 2004 Annual Report on Form 10-K, we in prior filings restated our financial statements for the first quarter of 2004, among other periods, primarily to reflect the correction of methodological errors related to our reserve for product returns. All amounts referenced in this Quarterly Report for that period reflect the relevant amounts on a restated basis.

Three Months Ended March 31, 2005 and 2004

Revenues
      Total net revenue increased $77.2 million, or 26.5%, to $368.6 million in 2005 from $291.5 million in 2004, primarily due to increased net sales from our branded pharmaceuticals segment during 2005.
      Net sales from branded pharmaceutical products increased $87.8 million, or 37.5%, to $321.8 million in 2005 from $234.0 million in 2004. This increase was primarily due to decreased wholesale channel inventory reductions of some of our branded pharmaceutical products during 2005 as compared to 2004, particularly with respect to Altace® and Skelaxin®, significantly higher net-sales of Thrombin-JMI®, and the effect of the reduction in reserves for returns and rebates described in the “Liquidity and Capital Resources” section under the heading “Critical Accounting Policies.” As a result of continued wholesale inventory reductions, net sales of some of our branded pharmaceutical products, particularly Altace®, during 2005 were below the level that prescription demand for such products would indicate. However, we believe that wholesale inventory reductions of our key products was complete as of March 31, 2005. Accordingly, we expect net sales of our key products to closely reflect demand-based sales going forward.
      Revenues from Meridian Medical Technologies decreased $11.3 million, or 32.7%, to $23.2 million in 2005 from $34.5 million in 2004 primarily due to a decrease in government sales as a result of lower unit demand. Higher government sales in 2004 primarily reflected increased military and homeland preparedness in early 2004.
      Revenues from royalties increased $1.3 million, or 7.7%, to $18.1 million in 2005 from $16.8 million in 2004 primarily due to an increase in sales of Adenoscan®. Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. While we anticipate continued growth from royalty revenues, we are not responsible for the marketing of Adenoscan® and, thus, are not able to predict whether growth will continue, if at all, at the rate experienced in the first quarter of 2005.
      Net revenues from contract manufacturing and other were $5.6 million in 2005 compared to $6.2 million in 2004.

Operating Costs and Expenses
      Total operating costs and expenses decreased $27.0 million, or 9.5%, to $257.1 million in 2005 from $284.1 million in 2004. Variables, including special items, affecting total operating costs and expenses during 2005 and 2004 are discussed below. Special items are those particular material income or expense items that our management believes are not related to our ongoing, underlying business, are not recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishments of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our ongoing, underlying business and an analysis of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special charge involves judgments by us.
      Cost of revenues decreased $11.3 million, or 13.5%, to $72.2 million in 2005 from $83.5 million in 2004. This decrease is primarily associated with reduced cost of revenues from branded pharmaceuticals. As a percentage of total revenues, cost of revenues decreased to 19.6% in 2005 from 28.7% in 2004.
      Cost of revenues from branded pharmaceutical products decreased $8.3 million, or 14.3%, to $49.7 million in 2005 from $58.0 million in 2004. Cost of revenues from branded pharmaceuticals was higher in 2004 primarily due to a charge in the amount of $17.2 million for the write-off of excess inventory associated with our branded pharmaceuticals segment, which was to some extent attributable to dramatically reduced net sales of branded pharmaceutical products during 2004 as a result of reductions of wholesale inventories of our products, partially offset by the cost of revenues associated with higher unit sales of our pharmaceutical products during 2005. Special items related to cost of revenues included income of $1.6 million in 2005 and a charge of $0.2 million in 2004 related to a changes in estimate regarding the effect of some excess purchase commitments.
      Cost of revenues from Meridian Medical Technologies decreased $4.1 million, or 27.3%, to $10.9 million in 2005 from $15.0 million in 2004 primarily due to decreased government sales as described above.
      Cost of revenues from royalties decreased $0.4 million to $2.2 million in 2005 from $2.6 million in 2004.
      Cost of revenues associated with contract manufacturing increased $1.5 million, or 19.0% to $9.4 million in 2005 from $7.9 million in 2004.
      Total selling, general and administrative expense increased $19.7 million, or 17.7%, to $130.8 million in 2005 from $111.1 million in 2004. This increase was primarily attributable to increases in co-promotion fees paid under our Co-Promotion Agreement with Wyeth Pharmaceuticals due to higher net sales of Altace® during 2005, as compared to 2004. Increased net sales of Altace® during 2005 is primarily due to a lower amount of wholesale inventory reductions compared to that in 2004. Now that wholesale inventory reductions are complete, we believe Altace® net sales in the remaining quarters of 2005 should closely reflect demand-based sales. Accordingly, our co-promotion fees paid to Wyeth should also reflect demand based sales.
      Selling, general and administrative expense includes special items of $3.7 million in 2005 and $5.7 million in 2004 mostly due to professional fees that were primarily related to the ongoing investigations of our company by the SEC and the Office of Inspector General of the Department of Health and Human Services. A special charge in the amount of $3.3 million was also incurred in 2005 for merger related costs associated with our terminated merger agreement with Mylan Laboratories, Inc.
      As a percentage of total revenues, total selling, general, and administrative expense decreased to 35.5% in 2005 compared to 38.1% in 2004. We anticipate that total selling, general and administrative expense, as a percentage of total revenues, should be less than the percentage experienced in the first quarter of 2005 for the remainder of 2005.
      Depreciation and amortization expense increased $2.1 million, or 5.3%, to $41.4 million in 2005 from $39.3 million in 2004. For more information regarding estimated future amortization expense, please see Note 8 to our condensed consolidated financial statements included in this report.
      Total research and development expense decreased $4.5 million, or 28.1% to $11.5 million in 2005 from $16.0 million in 2004. This decrease was primarily due to timing variances associated with actual expenditures. We anticipate that research and development expense should equal approximately $95.0 million for the year ending December 31, 2005.
      In addition to the special items related to cost of revenues from branded pharmaceutical products and selling, general and administrative expense described above, we incurred other special items affecting operating costs and expenses during 2005 and 2004 resulting in net charges of $1.2 million and $34.0 million, respectively. These other special items include:

•	Restructuring charges in the amount of $2.0 million in 2005 primarily due to our decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies’ business.

•	Income of $0.8 million and $0.9 million in 2005 and 2004, respectively, primarily due to gains on the sale of some of our assets.

•	An intangible asset impairment charge totaling $34.9 million in 2004 which is primarily related to a greater than expected decline in prescriptions for Florinef® and Tapazole® due to availability of generics for these products. This special item was recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of such assets. We determined the fair value of the intangible assets associated with Florinef® and Tapazole® based on our estimated discounted cash flows for these products.

Operating Income
      Due to the factors discussed above, we had operating income equaling $111.6 million during 2005 compared to operating income of $7.3 million during 2004.

Other Income (Expense)
      Interest income equaled $2.3 million in 2005 and $1.1 million in 2004.
      Interest expense was $2.7 million in 2005 compared to $3.1 million in 2004.
      Special items affecting other income (expense) include a charge of $6.9 million in 2005 to reflect our determination that the decline in the fair value of our equity interest in Novavax, Inc. as of March 31, 2005 was other than temporary, and a charge of $0.5 million in 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in July 2004.

Income Tax Expense
      Our effective tax rate for continuing operations was 35.5% and 44.4% in 2005 and 2004, respectively. The effective tax rate in 2004 was higher than the federal statutory rate due primarily to certain permanent book-tax differences, state income taxes, and a valuation allowance established against certain state deferred tax assets.
     Income from Continuing Operations
      Due to the factors set forth above, we had income from continuing operations of $67.1 million in 2005 compared to income from continuing operations of $2.3 million in 2004.

Discontinued Operations
      During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette® which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2004 and 2005.
      Special items include results from discontinued operations. During 2005, we had income from discontinued operations of $4.7 million, or $3.0 million net of tax, as a result of changes in estimates resulting in the reduction in our reserves for returns and rebates previously accrued for Prefest® and Nordette®. During 2004, we had a loss from discontinued operations of $167.5 million, or $106.4 million net of income tax benefit, primarily due to an intangible asset write-down to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less anticipated costs to sell.

Net Income (Loss)
      Due to the factors discussed above, we had net income equaling $70.1 million during 2005 compared to a net loss of $104.1 million in 2004.
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
      Elan was working to develop a modified release formulation of Sonata®, which we refer to as Sonata® MR, pursuant to an agreement we had with them. We recently decided to discontinue the program to develop Sonata MR. Accordingly, we have advised Elan that we consider the agreement terminated. However, we can provide no assurance that we will not be required to engage in dispute resolution as provided in the agreement. The agreement required us to pay up to an additional $60.0 million if Elan achieved certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®. We believe these milestones have not and cannot in the future be achieved.
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

Governmental Investigations and Securities Litigation
      As previously reported, in March 2003 the SEC initiated a formal investigation of King relating to, among other topics, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol®, and Levoxyl®. We have also reviewed with the staff of the SEC the circumstances giving rise to the restatement of our previously issued financial statements for 2002, 2003 and the first two quarters of 2004.
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

      We have not yet reached any agreements or understandings with respect to the terms of such a settlement and may not ever be able to reach such an agreement. However, based on the status of the discussions to date, we now believe that it is reasonably likely that we will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	We have previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs, and estimated settlement costs with all relevant governmental parties. This amount includes $65.4 million accrued for estimated underpayments to Medicaid and other government pricing programs, and an additional $65.0 million for estimated settlement costs to cover interest, costs, fines, penalties and all other additional amounts. Our current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

•	With respect to the matters being investigated by or discussed with the staff of the SEC, we currently anticipate that we would settle, without admitting or denying, one or more charges that we failed to maintain adequate books and records and internal controls. We anticipate that the action to be settled could also include one or more charges that our public filings contained material misstatements or omissions relating to our financial results for some or all of the periods for which results have been restated. We do not anticipate being required to restate any results for periods prior to 2002.

•	We expect that we will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require us to submit to audits relating to our Medicaid rebate calculations over a five-year period. We do not expect that the resolution of the pending investigations will result in any prohibitions on our sales to Medicaid or any related state or Federal program, nor do we expect any other material restriction on our ability to conduct our business, although we will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	We do not expect that any criminal charges will be asserted against the Company or against any present or former director, officer or employee in connection with the matters being investigated.
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

Skelaxin® Patent Challenge
      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Company have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128, the ‘128 patent, and 6,683,102, the ‘102 patent two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ‘128 and ‘102 patents. Mutual has filed a Paragraph IV certification alleging noninfringement and invalidity of the ‘102 patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002, and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ‘128 and ‘102 patents to the full extent of the law.
      On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ‘128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ‘128 patent, and prohibit the removal of information corresponding to the use listed in the Orange Book. We concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition.
      On March 12, 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, we submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. CorePharma, Mutual and we have filed responses and supplements to the pending Citizen Petitions.
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. We have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event we face generic competition for Skelaxin®. However, we cannot assure to what extent this strategy will be successful.

Altace® Patent Challenge
      Cobalt Pharmaceuticals, Inc. filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book”: U.S. Patent Nos. 4,587,258, the ‘258 patent, and 5,061,722, the ‘722 patent, two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856, the ‘856 patent, a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch- Waxman Act, any generic manufacturer may file an ANDA with Paragraph IV certification challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. Should the court find in favor of a Cobalt summary judgment motion on the ‘722 patent, however, we would not receive the full benefit of that 30 month stay. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. We intend to vigorously enforce our rights under the ‘722 and ‘856 patents.

Three Months Ended March 31, 2005
      We generated net cash from continuing operations of $23.5 million for the three months ended March 31, 2005. Our net cash provided from operations was primarily the result of $67.1 million net income from continuing operations, adjusted for non-cash depreciation and amortization from continuing operations of $41.4 million, a change in deferred taxes from continuing operations of $25.1 million, and changes in working capital. Changes in working capital include an increase in income taxes payable of $13.2 million, a decrease in inventory from continuing operations of $19.0 million, a decrease in accounts payable of $47.5 million, a decrease in accrued expenses of $70.7 million, and an increase in accounts receivable of $25.7 million.
      Investing activities reduced cash flow by $17.1 million primarily due to the purchase of property, plant and equipment of $9.1 million and an increase in restricted cash of $8.0 million.
      Financing activities contributed $0.1 million to cash flow due to the exercise of employee stock options.

Certain Indebtedness and Other Matters
      As of March 31, 2005, we had $345.0 million of long-term debt (including current portion) outstanding, up to $400.0 million available under our revolving credit facility, and $616.0 million available under our universal shelf registration.
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
      On April 23, 2002, we established a $400.0 million five year senior secured revolving credit facility. The facility has been collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of March 31, 2005, we have complied with these covenants. As of March 31, 2005, there were no outstanding borrowings under this facility.

Capital Expenditures
      Capital expenditures, including capital lease obligations, were $9.1 million and $12.6 million for the three months ended March 31, 2005 and 2004, respectively. The principal capital expenditures during the three months ended March 31, 2005 included property and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), (Share-based Payment) that requires us to expense costs related to share-based payment transactions with employees. The Securities and Exchange Commission issued Amendment 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the annual reporting period beginning after June 15, 2005. We are in the process of evaluating the effect that SFAS No. 123(R) will have on our financial reporting.
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

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development, if any, and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. However, patents have specific legal lives over which they are amortized. Conversely, trademarks and product rights have no specific legal lives. Trademarks and product rights will continue to be an asset to us after the expiration of the patent, as their economic value is not tied exclusively to the patent. We believe that by establishing separate lives for the patent versus the trademark and product rights, we are in essence using an accelerated method of amortization for the product as a whole. This results in greater amortization in earlier years when the product is under patent protection, as we are amortizing both the patent and the trademark and product rights, and less amortization after the product has the potential for generic competition, as the amortization on the patent is eliminated. As the pattern of economic benefit cannot be reliably determined, we use the straight-line method of amortization for our intangibles.

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

      The gross carrying amount and accumulated amortization as of March 31, 2005 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value

	(in thousands)
Branded
Altace	$276,150	$60,086	$216,064
Other Cardiovascular	94,045	17,840	76,205

Cardiovascular	370,195	77,926	292,269
Anti-infective	221,593	53,957	167,636
Critical care	17,643	7,418	10,225
Endocrinology	28,841	13,368	15,473
Skelaxin	203,015	20,970	182,045
Sonata	181,121	17,021	164,100

Neuroscience	384,136	37,991	346,145
Intal	106,192	10,178	96,014
Other Respiratory	12,397	3,179	9,218

Respiratory	118,589	13,357	105,232
Other	81,027	22,060	58,967

Total Branded	1,222,024	226,077	995,947
Meridian Medical Technologies	146,217	13,327	132,890
Royalties	2,470	2,051	419
Contract manufacturing	—	—	—
All other	—	—	—

Total trademark and product rights	$1,370,711	$241,455	$1,129,256

The amounts for impairments and amortization expense and the amortization period used for the three months ended March 31, 2004 and 2005 are as follows:

	Three months ended			Three months ended
	March 31, 2005			March 31, 2004

		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense

	(in thousands)			(in thousands)
Branded
Altace	$—	$3,225	23	$—	$2,304
Other Cardiovascular	—	1,638		—	1,178

Cardiovascular	—	4,863		—	3,482
Anti-infective	—	2,633		—	2,632
Critical care	—	264		—	166
Endocrinology	—	238		14,362	655
Skelaxin	—	3,887	13.5	—	2,550
Sonata	—	2,993	15.5	—	3,375

Neuroscience	—	6,880		—	5,925
Intal	—	1,361	20	—	1,065
Other respiratory	—	134		—	143

Respiratory	—	1,495		—	1,208
Other	—	1,188		20,240	1,614

Total Branded	—	17,561		34,602	15,682
Meridian Medical Technologies	—	1,291		—	1,531
Royalties	—	11		—	11
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$—	$18,863		$34,602	$17,224

      The amounts for impairments and amortization expense for the twelve months ended December 31, 2003 and 2004 are as follows:

	2003		2004

		Amortization		Amortization
	Impairments	Expense	Impairments	Expense

	(in thousands)		(in thousands)
Branded
Altace	$—	$9,254	$—	$10,135
Other Cardiovascular	—	3,863	3,618	5,117

Cardiovascular	—	13,117	3,618	15,252

Anti-infective	—	10,019	11,042	10,420
Critical care	1,206	832	3,274	760
Endocrinology	—	1,640	16,169	1,467
Skelaxin	—	5,525	—	11,558
Sonata	—	7,313	88,000	12,635

Neuroscience	—	12,838	88,000	24,193
Intal	—	4,259	—	4,558
Other Respiratory	5,015	705	149	564

Respiratory	5,015	4,964	149	5,122
Other	110,970	5,068	38,529	4,790

Total Branded	117,191	48,478	160,781	62,004
Meridian Medical Technologies	—	6,125	3,120	5,885
Royalties	—	42	—	42
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total trademark and product rights	$117,191	$54,645	$163,901	$67,931

The remaining patent life compared to the life of the trademarks and product rights for significant products is as follows:

Remaining Life at March 31, 2005

Trademark & Product
	Patent	Rights

Altace	4 years 1 month	16 years 9 months
Skelaxin*	3 months	11 years 9 months
Sonata	3 years 3 months	13 years 9 months
Intal	—	17 years 8 months

*	When we acquired the Skelaxin patent, it was under challenge by third parties. These challenges continue. Considering the existence of these challenges we chose to amortize the patent rights over a shorter period. If we are successful in defending the patent, the remaining legal life may extend well beyond three months.

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and

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

Our accruals for returns, chargebacks and rebates are adjusted as appropriate for specific known developments that may result in a change in our product returns or our rebate and chargeback obligations. In the case of product returns, we monitor demand levels for our products and the effects of the introduction of competing products and other factors on this demand. When we identify decreases in demand for products or experience higher than historical rates of returns caused by unexpected discrete events, we further analyze these products for potential additional supplemental reserves. We also monitor wholesale inventory levels and adjust the reserve as appropriate.
     Accrual for Rebates (in thousands):

		2004
	2005	(restated)

Balance at January 1, net of prepaid amounts	$172,161	$213,893
Current provision related to sales made in current period	55,456	72,717
Current provision related to sales made in prior periods	(9,202)	(1,397)
Actual rebates	(77,083)	(74,701)

Balance at March 31, net of prepaid amounts	$141,332	$210,512

     Accrual for Returns (in thousands):

		2004
	2005	(restated)

Balance at January 1	$122,863	$82,477
Current provision	(5,867)	36,797
Supplemental provision	1,429	—
Actual returns	(45,394)	(30,636)

Balance at March 31	$73,031	$88,638

     Accrual for Chargebacks (in thousands):

		2004
	2005	(restated)

Balance at January 1	$27,953	$25,349
Current provision	33,298	27,606
Actual chargebacks	(36,788)	(29,169)

Balance at March 31	$24,463	$23,786

      Based on data received from our inventory management agreements with our three key wholesale customers, during the first quarter of 2005, there was a significant reduction of wholesale inventory levels of our products. While our calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return, it gives consideration to the amount of wholesale inventory levels. The significant reduction in wholesale inventories of our products during the first quarter of 2005 resulted in a decrease of approximately $25 million in our reserve for returns and a corresponding increase in net sales from branded pharmaceuticals. This reduction has been netted in the “current provision” in the table for “Accrual for Returns” above.

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

RISK FACTORS
      Before you purchase our securities, you should carefully consider the risks described below and the other information contained in this report, including our unaudited consolidated financial statements and related notes. You should also consider the information contained in our annual report on Form 10-K for the year ended December 31, 2004, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this “Risk Factors” section or other sections of this report or our annual report on Form 10-K for the year ended December 31, 2004 actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.
Risks Related to our Business

Investigations by the Securities and Exchange Commission and Office of Inspector General of the Department of Health and Human Services, other possible governmental investigations, and securities, derivative and ERISA litigation could have a material adverse effect on our business.
      As previously reported, in March 2003 the SEC initiated a formal investigation of King relating to, among other topics, sales of our products to VitaRx and Prison Health Services, our “best price” lists, the pricing of our pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., our calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, we received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to our sales, marketing and other business practices for Altace®, Aplisol® and Levoxyl®. We have also reviewed with the staff of the SEC the circumstances giving rise to the restatement of our previously issued financial statements for 2002, 2003 and the first two quarters of 2004.
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
      Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: United States Patent Nos. 4,587,258 (the ‘258 patent), and 5,061,722 (the ‘722) patent, two composition of matter patents related to Altace®, and United States Patent No. 5,403,856, (the ‘856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Should the court find in favor of a Cobalt summary judgment motion on the validity of the ‘722 patent, we would not receive the full benefit of that 30 month stay. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. We intend to vigorously enforce our rights under the ‘722 and ‘856 patents.
      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Co., Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally,

Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ‘128 patent) and 6,683,102 (the ‘102 patent), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 patent and the ‘102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, in the District Court for the Eastern District of New York concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002, and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ‘128 and ‘102 patents to the full extent of the law.
      On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ‘128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ‘128 patent, and prohibit the removal of information corresponding to the use listed in the Orange Book. King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition.
      On March 12, 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, we submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. CorePharma, Mutual and we have filed responses and supplements to the pending Citizen Petitions.
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot assure to what extent this strategy will be successful.
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
      Under the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management is required to conduct an evaluation of the effectiveness of its internal control over financial reporting as of each year-end. We are also required to include in our Annual Reports on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our registered public accounting firm also issues an audit report on management’s assessment and our internal controls over financial reporting.
      Management concluded that, as a result of the loss of certain finance personnel, the challenges of hiring new personnel while a merger was pending and the resource requirements to address the restatement of our financial statements, we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as of the end of 2004. We are in the process of addressing this material weakness by actively recruiting additional managerial level finance and accounting resources.
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
      Altace®, Skelaxin®, Thrombin-JMI®, Sonata®, Levoxyl® and royalty revenues for the last twelve months ended March 31, 2005 accounted for 26.7%, 19.1%, 14.4%, 4.6%, 8.4% and 5.8% of our total revenues from continuing operations, respectively, or 79.0% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
      As of March 31, 2005, we had $1.4 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. A significant decline in future sales of a product could result in an impairment of the declining product’s net book value, resulting in a non-cash impairment charge. Demand for some of our non-key products, including Intal®, Tilade®, Synercid® and Corzide®, has been declining. The net intangible assets associated with these four products totals approximately $248.6 million. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge.

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
      We manufacture many of our products in facilities we own and operate. These products include Altace®, Thrombin-JMI® and Levoxyl®, which together represent approximately 49.5% of our revenues for the last twelve months ended March 31, 2005. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing, after interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.
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

      We have begun construction of facilities to produce Bicillin® at our Rochester facility. The third party manufacturer that produced Bicillin® for us recently closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand during the period we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended March 31, 2005, net sales of Bicillin® were $34.2 million representing 2.5% of total revenues.
      We are also in the process of transferring to our manufacturing facilities some of our other products that are currently manufactured by third parties. We expect to complete these transfers prior to the expiration of the agreements concerning supply of these products. However, we cannot assure that we will complete the transfers prior to the expiration of the supply agreements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
      Our wholly owned subsidiary, King Research and Development, successor to Jones Pharma Incorporated, is a defendant in 380 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits King Research and Development is one of many defendants, including manufacturers and other distributors of these drugs. King Research and Development denies any liability incident to the distribution of Jones’ phentermine products and intends to pursue all defenses available to it. King Research and Development has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending King Research and Development in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture; if we are unable to successfully develop purification procedures at our facilities that are in accordance with the FDA’s expectations for biological products generally, the FDA could limit our ability to manufacture biological products at those facilities.
      The source material for our product Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).
      We have two approved vendors as sources of supply of the bovine raw materials. Any interruption or delay in the supply of these materials could adversely affect the sales of Thrombin-JMI®. In addition to other actions taken by us and our vendors to minimize the risk of BSE, we are developing steps to further purify the material of other potential contaminants. We will continue surveillance of the source and believe that the risk of BSE contamination in the source materials for Thrombin-JMI® is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI®. If public concern for the risk of BSE-infection in the United States should increase, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
      As discussed in this “Risk Factors” section under the heading “Investigations by the Securities and Exchange Commission and Office of Inspector General at the Department of Health and Human Services, other possible governmental investigations, and securities and ERISA litigation could have a material adverse effect on our business,” and elsewhere in this report, we have determined that we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. We have previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs and estimated settlement costs with all relevant governmental parties. Our ability to achieve a settlement on these or other terms is subject to substantial uncertainties.
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
      When feasible, Wyeth must give us six months’ written notice of its intent to sell, market or distribute any product competitive with Altace®. Once we have been notified in writing of Wyeth’s intent to market, sell or distribute a competing product, Wyeth has 90 days to inform us as to whether it intends to divest its interest in the competing product. If Wyeth elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of the Co-Promotion Agreement. Alternatively, we and Wyeth could agree upon another commercial relationship. If we and Wyeth are unable to establish acceptable terms, then we have the option at our discretion to reacquire all the marketing rights to Altace® and terminate the Co-

Promotion Agreement upon 180 days prior written notice to Wyeth. In the event we decided to reacquire all the marketing rights to Altace® we would be obligated to pay Wyeth an amount of cash equal to twice the net sales of Altace® in the United States for the 12-month period preceding the reacquisition.

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
      We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our strategic objectives. We cannot assure you that we will be able to attract and retain key personnel in sufficient numbers, with the requisite skills or on acceptable terms necessary or advisable to support growth and integration. The loss of the services of key personnel or the failure to attract such personnel could have a material adverse effect on us. Our Chief Financial Officer, James R. Lattanzi, will retire on June 1, 2005. If we are unable to attract, and retain in a timely manner, a qualified person to fill this position, the achievement of our strategic objectives may be impeded.

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

      All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the Food, Drug and Cosmetics Act, which we refer to as the “FDC Act,” or the Public Health Service Act, which we refer to as the “PHS Act,” or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
      The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug’s safety or efficacy. All drugs must be manufactured in conformity with current Good Manufacturing Practices, which we refer to as “cGMPs,” and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.
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
      We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to include, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with the safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly (in the civil context), or knowingly and willfully (in the criminal context), presenting, or causing to be presented for payment to third-party payors (including Medicaid and Medicare) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products are currently a subject of the Office of Inspector General’s investigation, and as such they are likely to be subject to scrutiny under these laws. As discussed in this “Risk Factors” section under the headings “The investigations by the Securities and Exchange Commission and Office of Inspector General of the Department of Health and Human Services, other possible governmental investigations, and securities, derivative, and ERISA litigation could have a material adverse effect on our business” and elsewhere in this report, we are in the process of quantifying and reporting to governmental agencies our underpayment of amounts due under Medicaid and other governmental pricing programs.
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
      A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products, importation and reimportation of prescription products from countries outside the United States and changes in the levels at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, the pending nature of these proposals, as well as the adoption of any proposal, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has refused to implement this directive, in July 2003 the House of Representatives passed a similar bill that does not require the Secretary of Health and Human Services to act. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we receive for our products. Additionally sales of our products in the United States could be adversely affected by the importation of products that some may deem to be equivalent to ours that are manufactured by others and are available outside the United States. Many States have implemented or are in the process of implementing regulations requiring pharmaceutical companies to provide them with certain marketing and pricing information. While we intend to comply with these regulations, we are unable at this time to predict or estimate the effect of these regulations, if any.
      Changes in the Medicare, Medicaid or similar governmental programs or the amounts paid by those programs for our services may adversely affect our earnings. These programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, creates a new, voluntary prescription drug benefit under the Social Security Act, which we refer to as “Medicare Drug Benefit.” Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, will be eligible for the Medicare Drug Benefit. Regulations implementing the Medicare Drug Benefit were published January 28, 2005. The Medicare Drug Act requires that the Federal Trade Commission conduct a study and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. We are unable at this time to predict or estimate the financial effect of this new legislation.

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
      Our product Sonata® competes with other insomnia treatments in a highly competitive market. Additionally, other potential competitive insomnia products are in development and could enter the market over the next couple of years.
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
      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace® and Skelaxin®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development and approval of binodenoson, our next generation cardiac pharmacologic stress-imaging agent; PT-141, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; T-62, an investigational drug for the treatment of neuropathic pain; MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers; pre- clinical programs; and product life-cycle development projects;

•	the development and approval of a diazepam-filled auto-injector, new inhaler for Intal® and Tilade® using the alternative propellant HFA, and an Altace®/diuretic combination product;

•	our successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to our diazepam-filled auto-injector and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	the products which we expect to offer;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC and Office of Inspector General investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.
      These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk
      Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.
      As of March 31, 2005, there were no significant changes in our qualitative or quantitative market risk since the prior reporting period.
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

Internal Control Over Financial Reporting
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
      As required by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management previously conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. That previous evaluation concluded that, as of December 31, 2004, we did not maintain effective controls over the period-end financial reporting process because we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as a result of the loss of certain finance personnel, the challenges of hiring new personnel while a merger was pending and the resource requirements to address the previous restatement of our financial statements.
      Although this deficiency resulted in certain errors during 2004 that were not detected by the period-end monitoring activities, it did not result in any audit adjustments or material misstatements of our financial statements as of year-end. However, the significance of a deficiency in internal control over financial reporting depends on the potential for a misstatement, not on whether a misstatement actually occurred. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in “more than a remote likelihood” that a material misstatement of the annual or interim financial statements will not be prevented or detected. Considering the above, management concluded that as of December 31, 2004 the finance and accounting resource constraints constituted a material weakness in supervisory review and monitoring activities in connection with the period-end financial reporting process. Because of this material weakness, management concluded that our internal control over financial reporting was not effective as of December 31, 2004.

Remediation of Material Weakness
      We are in the process of increasing the number of finance and accounting resources performing supervisory review and monitoring activities during the period-end financial reporting process by actively recruiting additional managerial level finance and accounting resources. This material weakness did not result in any adjustments or material misstatements of our financial statements as of March 31, 2005, although we are still in the process of its remediation.

Changes in Internal Control Over Financial Reporting
      Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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
      Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2005.
      In making this evaluation, management considered the material weakness discussed above, together with the remedial steps we have taken.
      Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, due to the material weakness discussed above, our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that disclosure controls and procedures cannot provide absolute assurance of achieving the objectives of disclosure controls and procedures.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The information required by this Item is incorporated by reference to Note 10 to the condensed consolidated financial statements included elsewhere in this report.

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
      (b) Reports on Form 8-K
      We filed the following Current Reports on Form 8-K during the quarter ended March 31, 2005:

(1) On February 22, 2005, we furnished under Item 2.02 a press release regarding the completion of a previously announced review of the reserve for product returns.

(2) On March 1, 2005, we furnished under Item 1.02 a press release announcing the mutual agreement to terminate the Agreement and Plan of Merger by and among Mylan Laboratories, Inc., Summit Merger Corporation and King, and the related Termination Agreement.

(3) On March 17, 2005 we furnished under Item 2.02 a press release announcing our financial results for the fourth quarter and year ended December 31, 2004.

(4) On March 21, 2005 we filed under Item 1.01 a material definitive agreement, the King Pharmaceuticals, Inc. Severance Pay Plan: Tier I as effective March 15, 2005.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison

Brian A. Markison
President and Chief Executive Officer
Date: May 10, 2005

By:	/s/ James R. Lattanzi

James R. Lattanzi
Chief Financial Officer
Date: May 10, 2005