Form 10-Q
period 2005-06-30
KING PHARMACEUTICALS INC
filed 2005-08-09
CIK 1047699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Number of shares outstanding of Registrant’s common stock as of August 8, 2005: 241,738,182

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements
RISK FACTORS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits
SIGNATURES
Ex-10.1 Offer letter to Joseph Squicciarino dated May 6, 2005
Ex-10.2 Offer letter to Eric J. Bruce dated May 19, 2005
Ex-10.3 Retirement and Consulting Agreement, dated April 5, 2005 by and between King Pharmaceuticals, Inc. and James R. Lattanzi
Ex-10.4 2005 Executive Management Incentive Award
Ex-10.6 Compensation Policy for Non-Employee Directors
Ex-10.7 Salary Amendments to Employment Arrangements with Certain Executive Officers
Ex-10.8 King Pharmaceuticals, Inc. Executive Deferred Compensation Plan
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

PART I — FINANCIAL INFORMATION
Item 1.     Financial Statements
KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,
	2005	December 31,
	(unaudited)	2004

ASSETS
Current Assets:
Cash and cash equivalents	$565,566	$342,086
Restricted cash	130,400	97,730
Marketable securities	7,471	16,498
Accounts receivable, net of allowance for doubtful accounts of $14,078 and $15,348	195,031	180,963
Inventories	222,995	274,412
Deferred income tax assets	122,857	153,979
Prepaid expenses and other current assets	57,140	61,395

Total current assets	1,301,460	1,127,063

Property, plant and equipment, net	284,615	280,731
Intangible assets, net	1,092,206	1,285,961
Goodwill	121,152	121,152
Deferred income tax assets	138,173	92,931
Other assets (includes restricted cash of $13,949 and $2,775)	27,105	16,318

Total assets	$2,964,711	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$62,190	$92,920
Accrued expenses	535,547	596,010
Income taxes payable	57,048	—

Total current liabilities	654,785	688,930

Long-term debt	345,000	345,000
Other liabilities	26,829	41,436

Total liabilities	1,026,614	1,075,366

Commitments and contingencies (Note 9)
Shareholders’ equity	1,938,097	1,848,790

Total liabilities and shareholders’ equity	$2,964,711	$2,924,156

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2004*		2004*
	2005	(restated)	2005	(restated)

Revenues:
Net sales	$443,361	$254,492	$793,931	$529,186
Royalty revenue	19,578	21,119	37,633	37,875

Total revenues	462,939	275,611	831,564	567,061

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	91,204	85,124	163,420	168,665

Selling, general and administrative, exclusive of co-promotion fees	101,423	104,125	194,273	191,727
Medicaid related charge (Note 9)	—	65,000	—	65,000
Mylan transaction costs	155	3,126	3,432	3,126
Co-promotion fees	57,587	19,402	92,242	42,946

Total selling, general and administrative expense	159,165	191,653	289,947	302,799

Research and development	17,500	17,478	28,972	33,501
Depreciation and amortization	39,920	38,466	81,346	77,784
Intangible asset impairment	126,923	—	126,923	34,936
Restructuring charges (Note 13)	(17)	6,153	2,006	6,153
Gain on sale of products	(591)	(3,421)	(1,438)	(4,279)

Total operating costs and expenses	434,104	335,453	691,176	619,559

Operating income (loss)	28,835	(59,842)	140,388	(52,498)

Other income (expense):
Interest income	3,933	1,081	6,210	2,135
Interest expense	(3,039)	(3,266)	(5,740)	(6,371)
Valuation charge — convertible notes receivable	—	(2,438)	—	(2,887)
Write-down of investment	(369)	—	(7,222)	—
Other, net	(1,047)	1,168	(1,296)	465

Total other (expense) income	(522)	(3,455)	(8,048)	(6,658)

Income (loss) from continuing operations before income taxes	28,313	(63,297)	132,340	(59,156)
Income tax expense	7,271	986	44,193	2,825

Income (loss) from continuing operations	21,042	(64,283)	88,147	(61,981)

Discontinued operations (Note 8):
(Loss) income from discontinued operations, including loss on impairment	(849)	2,148	3,833	(165,314)
Income tax (benefit) expense	(304)	789	1,428	(60,295)

(Loss) income from discontinued operations, net	(545)	1,359	2,405	(105,019)

Net income (loss)	$20,497	$(62,924)	$90,552	$(167,000)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.08	$(0.27)	$0.36	$(0.26)
Total income (loss) from discontinued operations	—	0.01	0.01	(0.43)

Net income (loss)	$0.08	$(0.26)	$0.37	$(0.69)

Diluted:
Income (loss) from continuing operations	$0.08	$(0.27)	$0.36	$(0.26)
Total income (loss) from discontinued operations	—	0.01	0.01	(0.43)

Net income (loss)	$0.08	$(0.26)	$0.37	$(0.69)

* See Note 2.
See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2003	241,190,852	$1,205,970	$797,408	$1,113	$2,004,491
Comprehensive income:
Net loss, as restated*	—	—	(167,000)	—	(167,000)
Net unrealized loss on marketable securities, net of tax of $28	—	—	—	(53)	(53)
Foreign currency translation	—	—	—	48	48

Total comprehensive loss, as restated*					(167,005)
Stock option activity	221,659	2,324	—	—	2,324

Balance at June 30, 2004, as restated*	241,412,511	$1,208,294	$630,408	$1,108	$1,839,810

Balance at December 31, 2004	241,706,583	$1,210,647	$637,120	$1,023	$1,848,790
Comprehensive income:
Net income	—	—	90,552	—	90,552
Net unrealized loss on marketable securities, net of tax of $702	—	—	—	(1,249)	(1,249)
Foreign currency translation	—	—	—	(83)	(83)

Total comprehensive income					89,220
Stock option activity	28,850	87	—	—	87

Balance at June 30, 2005	241,735,433	$1,210,734	$727,672	$(309)	$1,938,097

*	See Note 2.
See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,

		2004*
	2005	(restated)

Cash flows from operating activities of continuing operations	$316,768	$15,948

Cash flows from investing activities of continuing operations:
Transfers (to) from restricted cash	(73,449)	806
Purchases of property, plant and equipment	(19,927)	(28,462)
Proceeds from sale of assets	1	113
Acquisition of primary care business of Elan		(36,000)

Net cash used in investing activities of continuing operations	(93,375)	(63,543)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	87	2,324
Payments on other long-term debt and capital lease obligations	—	(97)

Net cash provided by financing activities of continuing operations	87	2,227

Net cash provided by discontinued operations	—	6,122

Increase (decrease) in cash and cash equivalents	223,480	(39,246)
Cash and cash equivalents, beginning of period	342,086	146,053

Cash and cash equivalents, end of period	$565,566	$106,807

* See Note 2.
See accompanying notes.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004
(Unaudited)
(In thousands)

1.	General
      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.
      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Restatement of Previously Issued Financial Statements
      As previously disclosed and discussed in detail in Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company has in prior filings restated its financial statements for the years 2002 and 2003, including interim quarterly financial data for 2003, and the first two quarters of 2004, primarily to reflect the correction of methodological errors related to its reserve for product returns. All amounts referenced in this Quarterly Report for those periods reflect the relevant amounts on a restated basis.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Previous Restatement of Income Statement Amounts
      The table below sets forth the effect of the previously disclosed restatement for the three months ended June 30, 2004:

		Returns	Other
	As Originally	Reserve	Immaterial
	Reported	Errors	Items	As Restated

Revenues:
Net sales	$254,021	$7,775	$(7,304)	$254,492
Royalty revenue	21,119	—	—	21,119

Total revenues	275,140	7,775	(7,304)	275,611

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	85,411	(189)	(98)	85,124
Selling, general and administrative, exclusive of co-promotion fees	104,125	—	—	104,125
Medicaid related charge	65,000	—	—	65,000
Mylan transaction costs	3,126	—	—	3,126
Co-promotion fees	20,823	361	(1,782)	19,402

Total selling, general and administrative expense	193,074	361	(1,782)	191,653

Research and development	17,478	—	—	17,478
Depreciation and amortization	38,466	—	—	38,466
Restructuring charges	6,153	—	—	6,153
Gain on sale of assets	(3,421)	—	—	(3,421)

Total operating costs and expenses	337,161	172	(1,880)	335,453

Operating (loss) income	(62,021)	7,603	(5,424)	(59,842)

Total other expense	(3,455)	—	—	(3,455)

(Loss) income from continuing operations before income taxes	(65,476)	7,603	(5,424)	(63,297)
Income tax (benefit) expense	152	2,911	(2,077)	986

(Loss) income from continuing operations	(65,628)	4,692	(3,347)	(64,283)

Discontinued operations:
(Loss) income from discontinued operations, including loss on impairment	3,332	(946)	(238)	2,148
Income tax (benefit) expense	1,243	(363)	(91)	789

Income (loss) from discontinued operations, net	2,089	(583)	(147)	1,359

Net (loss) income	$(63,539)	$4,109	$(3,494)	$(62,924)

Basic (loss) income per common share	$(0.26)	$0.01	$(0.01)	$(0.26)

Diluted (loss) income per common share	$(0.26)	$0.01	$(0.01)	$(0.26)

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The table below sets forth the effect of the previously disclosed restatement for the six months ended June 30, 2004:

		Returns	Other
	As Originally	Reserve	Immaterial
	Reported	Errors	Items	As Restated

Revenues:
Net sales	$527,909	$8,195	$(6,918)	$529,186
Royalty revenue	37,875	—	—	37,875

Total revenues	565,784	8,195	(6,918)	567,061

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairment shown below	173,125	(327)	(4,133)	168,665
Selling, general and administrative, exclusive of co-promotion fees	190,727	—	1,000	191,727
Medicaid related charge	65,000	—	—	65,000
Mylan transaction costs	3,126	—	—	3,126
Co-promotion fees	48,327	(2,845)	(2,536)	42,946

Total selling, general and administrative expense	307,180	(2,845)	(1,536)	302,799

Research and development	33,501	—	—	33,501
Depreciation and amortization	77,784	—	—	77,784
Restructuring charges	6,153	—	—	6,153
Intangible asset impairment	34,936	—	—	34,936
Gain on sale of assets	(4,279)	—	—	(4,279)

Total operating costs and expenses	628,400	(3,172)	(5,669)	619,559

Operating (loss) income	(62,616)	11,367	(1,249)	(52,498)

Total other expense	(6,258)	—	(400)	(6,658)

(Loss) income from continuing operations before income taxes	(68,874)	11,367	(1,649)	(59,156)
Income tax (benefit) expense	(896)	4,353	(632)	2,825

(Loss) income from continuing operations	(67,978)	7,014	(1,017)	(61,981)

Discontinued operations:
(Loss) income from discontinued operations, including loss on impairment	(167,910)	3,081	(485)	(165,314)
Income tax (benefit) expense	(61,289)	1,179	(185)	(60,295)

(Loss) income from discontinued operations, net	(106,621)	1,902	(300)	(105,019)

Net (loss) income	$(174,599)	$8,916	$(1,317)	$(167,000)

Basic (loss) income per common share	$(0.72)	$0.04	$(0.01)	$(0.69)

Diluted (loss) income per common share	$(0.72)	$0.04	$(0.01)	$(0.69)

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Stock Compensation
      The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS 148. Accordingly, since options were granted at a strike price equal to market price at the date of grant, no compensation cost has been recognized for stock options granted to date. Had compensation costs for the Company’s stock compensation plans been determined for options granted, consistent with SFAS No. 123, the Company’s net income (loss), basic income (loss) per common share and diluted income (loss) per common share would include adjustments for the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2004*		2004*
	2005	(restated)	2005	(restated)

Net income (loss):
As reported	$20,497	$(62,924)	$90,552	$(167,000)
Less pro forma compensation costs for options granted	(1,516)	(2,377)	(2,867)	(3,568)

Pro forma	$18,981	$(65,301)	$87,685	$(170,568)

Basic income (loss) per share:
As reported	$0.08	$(0.26)	$0.37	$(0.69)

Pro forma	$0.08	$(0.27)	$0.36	$(0.71)

Diluted income (loss) per common share:
As reported	$0.08	$(0.26)	$0.37	$(0.69)

Pro forma	$0.08	$(0.27)	$0.36	$(0.71)

* See Note 2.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

4.	Earnings Per Share
      The basic and diluted income (loss) per common share was determined using the following share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

Basic income (loss) per common share:
Weighted average common shares	241,732	241,383	241,728	241,341

Diluted income (loss) per common share:
Weighted average common shares	241,732	241,383	241,728	241,341
Effect of stock options	51	—	65	—

Weighted average common shares	241,783	241,383	241,793	241,341

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the three months ended June 30, 2004, options to purchase 817 shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been anti-dilutive and would have reduced the loss per share. For the six months ended June 30, 2004, options to purchase 866 shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been anti-dilutive and would have reduced the loss per share. The Company’s convertible debentures could also be converted into 6,878 shares of common stock in the future, subject to certain contingencies outlined in the indenture relating to those debentures. Because such contingencies were not fulfilled, the convertible debentures were not considered in the calculation of diluted income (loss) per common share.

5.	Inventories
      Inventories consist of the following:

	June 30,	December 31,
	2005	2004

Raw materials	$131,848	$168,541
Work-in-process	19,929	20,287
Finished goods (including $11,891 and $11,350 of sample inventory, respectively)	109,214	133,527

	260,991	322,355
Inventory valuation allowance	(37,996)	(47,943)

	$222,995	$274,412

6.	Property, Plant and Equipment
      The Company’s Rochester, Michigan facility manufactures products for the Company and various third-party manufacturers. As of June 30, 2005, the net carrying value of the property, plant and equipment at the Rochester facility was $92,874. Overall production volume at this facility has been declining. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if the Company is not successful in transferring additional production to the Rochester facility, the Company may have to write off a portion of the property, plant and equipment associated with this facility.

7.	Intangible Assets and Goodwill
      The following table reflects the components of intangible assets as of June 30, 2005:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Trademarks and product rights	$1,243,788	$260,319
Patents	267,049	159,146
Other intangibles	9,459	8,625

Total intangible assets	$1,520,296	$428,090

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense for the three months ended June 30, 2005 and 2004 was $32,569 and $31,904, respectively. Amortization expense for the six months ended June 30, 2005 and 2004 was $66,832 and $64,751, respectively.
      As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, the prescriptions for Sonata® did not meet expectations. As a result, the Company lowered its future sales forecast which decreased the estimated undiscounted future cash flows associated with these assets to a level below the carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $126,923 during the second quarter of 2005 to adjust the carrying value of the Sonata® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Sonata® based on its estimated discounted future cash flows. Sonata® is included in the Company’s branded pharmaceuticals reporting segment.
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
      Demand for some of the Company’s products, including but not limited to Intal®, Tilade®, Synercid®, and Corzide®, has been declining. The net intangible assets associated with these four specific products total approximately $244,357. These intangible assets are not currently impaired based on estimated undiscounted future cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, the Company may have to write off a portion or all of these intangible assets.
      The Company’s forecast of future cash flows reflects estimated improvements in sales from planned marketing activities for certain products. If the Company’s estimates regarding future cash flows prove to be incorrect or adversely change, the Company may be required to take an impairment charge which could have a material adverse effect on its financial position and results of operations.
      Goodwill at December 31, 2004 and June 30, 2005 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,410	$121,152

8.	Discontinued Operations
      On March 30, 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products. On November 22, 2004, the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000.
      The Prefest® and Nordette® product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Prefest® and Nordette® formerly were included in the Company’s branded pharmaceuticals segment. During the first quarter of 2004, the Company wrote down intangible assets by the amount of $169,591 to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less expected costs to sell. The Company determined the fair value of these assets based on management’s discounted cash flow projections for the products. During each of the first and second quarters of 2005, adjustments to reserves for product returns and rebates

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with Prefest® and Nordette® due to changes in estimates were the sole source of activity from discontinued operations.
      Summarized financial information for the discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2004*		2004*
	2005	(restated)	2005	(restated)

Total revenues	$(849)	$3,042	$3,834	$13,939
Operating (loss) income, including expected loss on disposal	(849)	2,148	3,833	(165,314)
Net (loss) income	(545)	1,359	2,405	(105,019)
* See Note 2.
9.     Contingencies

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
      While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and intends to vigorously pursue all defenses available to it. The Company is being indemnified in all of these suits by GlaxoSmithKline, for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the independent negligence or intentional acts of the Company, and the Company intends to submit a claim for all unreimbursed costs to the Company’s product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to defend the lawsuits and be responsible for damages, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.
      In addition, King Research and Development, Inc. (“King R&D”), successor to Jones Pharma Incorporated (“Jones”) and a wholly owned subsidiary of the Company, is a defendant in approximately 188 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits King R&D, as the successor to Jones, is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including but not limited to, product liability, strict liability, negligence, breach of warranty and misrepresentation.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Thimerosal/ Vaccine Related Litigation
      King and Parkedale Pharmaceuticals, Inc. (“Parkedale”), a wholly owned subsidiary of King, have been named as defendants in lawsuits filed in California and Illinois, along with other pharmaceutical companies that have manufactured or sold products containing the mercury-based preservative, thimerosal.
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

Hormone Replacement Therapy
      The Company has been named as a defendant in seven lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio and Mississippi. The plaintiffs allege that King and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen, thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company also has been named as a defendant along with other pharmaceutical manufacturers in twenty-eight other lawsuits containing allegations of fraudulently inflating average wholesale prices. These lawsuits have been filed in federal courts in New York and Massachusetts, and in state courts in New York and Alabama, all of which the Company will seek to have transferred to the United States District Court for the District of Massachusetts and combined with the existing multi-district litigation.

Governmental Investigations and Securities and ERISA Litigation
      As previously reported, in March 2003 the U.S. Securities and Exchange Commission (SEC) initiated a formal investigation of King relating to, among other topics, sales of its products to VitaRx and Prison Health Services, its “best price” lists, the pricing of its pharmaceutical products provided to governmental Medicaid agencies, the accrual and payment of rebates on the product Altace®, the products Fluogen® and Lorabid®, the King Benevolent Fund, Inc., its calculations related to Medicaid rebates, and the Audit Committee’s internal review of issues raised by the SEC investigation. As also previously reported, on November 13, 2003, the Company received a subpoena duces tecum from the Office of Inspector General at the Department of Health and Human Services requesting the production of documents relating to some of the matters being investigated by the SEC and to its sales, marketing and other business practices for Altace®, Aplisol®, and Levoxyl®. The Company has also reviewed with the staff of the SEC the circumstances giving rise to the restatement of its issued financial statements for 2002, 2003 and the first two quarters of 2004.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      As described above, the Company has accrued a total of $130.4 million in respect of its estimated underpayments to Medicaid and other governmental programs and estimated settlement costs with all

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
relevant governmental parties. The full amount of this accrual has been placed into an interest-bearing escrow account ($46.5 million in 2003, $19.0 million in 2004 and $64.9 million in 2005) and is included in restricted cash in the Company’s financial statements.
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
      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). As amended, the complaint alleges that the Company and certain of its executive officers, former executive officers, directors, former directors and an employee of the Company violated fiduciary duties that they allegedly owed the Company’s 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action are similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005. The plaintiffs have not appealed this decision, and the deadline for filing any appeal has now passed.
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

Other Legal Proceedings
      The Rochester facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the “Consent Decree”). The Company acquired the Rochester facility in February 1998. In July 2005, the Court lifted the Consent Decree as it pertained to the Rochester facility. Accordingly, the Rochester facility is no longer subject to a consent decree.
      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the ‘258 patent) and 5,061,722 (the ‘722 patent), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the ‘856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. Trial is scheduled to begin on September 12, 2005.
      Lupin Ltd. (“Lupin”) has also filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, seeking to market its generic version of Altace® before expiration of the ‘722 patent. In July 2005, the Company filed a civil action for infringement of the ‘722 patent against Lupin in the U.S. District Court for the District of Maryland.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005.
      The Company intends to vigorously enforce its rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2005, the Company had net intangible assets related to Altace® of $251,439. If a generic version of Altace® enters the market, the Company may have to write off a portion of the patent intangible assets and the other intangible assets associated with this product.
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ‘128 patent) and 6,683,102 (the ‘102 patent), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. The Company filed a patent infringement suit against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.
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
      On March 12, 2004, the FDA sent a letter to the Company explaining that King’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. The Company, CorePharma and Mutual have filed responses and supplements to the pending Citizen Petition.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2005, the Company had net intangible assets related to Skelaxin® of $178,158. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ’877 patent) is assigned to King and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. King and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce their rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months from no earlier than April 16, 2005. The Company intends to vigorously enforce its rights under the ’877 patent. If a generic version of Adenoscan® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva Pharmaceuticals USA, Inc. filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the ‘538 patent) listed in the Orange Book which expires in June 2008. King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. The Company intends to vigorously enforce its rights under the ‘538 patent. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
      In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.

10.	Accounting Developments
      In December 2004, the FASB issued SFAS No. 123(R) “Share-based Payment”, that requires the Company to expense costs related to share-based payment transactions with employees. The Securities and Exchange Commission has issued an Amendment to Rule 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the first annual reporting period beginning on or after June 15, 2005. The Company is in the process of evaluating the effect that SFAS No. 123(R) will have on the Company’s financial reporting.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the fiscal year beginning January 1, 2006. The Company is currently evaluating the effect that SFAS No. 151 will have on the Company’s financial reporting.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes
      The effective tax rate varies from the statutory rate for the six months and three months ended June 30, 2005 due primarily to tax benefits related to charitable contributions of inventory and tax-exempt interest income. The effective tax rate varies from the statutory rate for the six months and three months ended June 30, 2004 due primarily to the nondeductibility of certain estimated Medicaid settlement charges (Note 9).

12.	Segment Information
      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products over seven therapeutic areas, including cardiovascular, endocrinology, neuroscience, critical care, anti-infective, respiratory, and other. Such branded prescription products have been aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and the types of customer. Meridian develops, manufactures, and sells auto-injector pharmaceutical products to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line, marketed and sold by Dey, L.P., which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.
      The Company primarily evaluates its segments based on segment profit (excluding depreciation). Reportable segments were separately identified based on revenues, segment profit and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceuticals segment.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	June 30,		Six Months Ended June 30,

		2004*		2004*
	2005	(restated)	2005	(restated)

Total revenues:
Branded pharmaceuticals	$400,310	$220,059	$722,079	$454,073
Meridian Medical Technologies	35,418	27,681	58,632	62,182
Royalties	19,578	21,118	37,633	37,875
Contract manufacturing and other	129,847	152,539	249,212	285,431
Eliminations	(122,214)	(145,786)	(235,992)	(272,500)

Consolidated total net revenues	$462,939	$275,611	$831,564	$567,061

Segment profit:
Branded pharmaceuticals	$335,682	$161,607	$607,794	$337,617
Meridian Medical Technologies	18,164	14,000	30,477	33,454
Royalties	17,140	17,978	32,946	32,155
Contract manufacturing and other	749	(3,098)	(3,073)	(4,830)
Other operating costs and expense	(342,900)	(250,329)	(527,756)	(450,894)
Other expense	(522)	(3,455)	(8,048)	(6,658)

Income (loss) from continuing operations before tax	$28,313	$(63,297)	$132,340	$(59,156)

* See Note 2.

	As of	As of
	June 30,	December 31,
	2005	2004

Total assets:
Branded pharmaceuticals	$2,578,841	$2,530,725
Meridian Medical Technologies	258,198	275,850
Royalties	21,210	22,430
Contract manufacturing and other	106,462	95,151

Consolidated total assets	$2,964,711	$2,924,156

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

		2004*		2004*
	2005	(restated)	2005	(restated)

Total revenues:
Cardiovascular	$149,388	$70,148	$238,261	$140,655
Anti-infective	21,072	7,914	42,294	21,504
Critical care	54,506	39,045	118,526	79,348
Endocrinology	52,915	37,735	99,135	69,388
Respiratory	4,212	1,654	8,577	10,095
Neuroscience	106,111	58,623	197,506	120,748
Other branded	12,106	4,940	17,780	12,335

Consolidated branded pharmaceutical revenues	$400,310	$220,059	$722,079	$454,073

* See Note 2.

13.	Restructuring Activities
      During 2005 the Company incurred restructuring charges as a result of the relocation of the Company’s sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey, and the decision to end principal operations of a small subsidiary of Meridian Medical Technologies located in Northern Ireland. A summary of the types of costs accrued and incurred are summarized below:

	Accrued			Accrued			Accrued
	Balance at	Income		Balance at	Income		Balance at
	December 31,	Statement		March 31,	Statement		June 30,
	2004	Impact	Payments	2005	Impact	Payments	2005

Employee relocation	$—	$159	$159	$—	$163	$163	$—
Facility demolition costs	924	—	—	924	—	—	924
Termination of lease	—	1,733	1,733	—	—	—	—
Other	—	131	131	—	(180)	(180)	—

	$924	$2,023	$2,023	$924	$(17)	$(17)	$924

      It is anticipated that the relocation of key sales and marketing employees to New Jersey will be completed within the next three months and will require additional costs, which in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” have not yet been accrued. All of the accrued restructuring charges in 2005 relate to the Meridian Medical Technologies segment, except for $322 related to the branded pharmaceutical segment. As of June 30, 2005, accrued restructuring charges relate to the Company’s contract manufacturing segment.

14.	Marketable Securities
      During the first and second quarters of 2005 the Company incurred charges of $6,853 and $369, respectively, due to the determination that the decline in fair value of our equity interest in Novavax at March 31, 2005 and June 30, 2005 was other than temporary.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Change in Estimate
      The Company’s calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return. This calculation also gives consideration to current wholesale inventory levels of the Company’s products. Based on data received from the Company’s inventory management agreements with its three key wholesale customers, there was a significant reduction of wholesale inventory levels of the Company’s products during the first quarter of 2005. This reduction was primarily due to sales to retail outlets by the Company’s wholesale customers, not returns of these products to the Company. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the Company’s reserve for returns by approximately $25,000 and increased net sales from branded pharmaceuticals by the same amount. During the second quarter of 2005, the Company decreased its reserve for returns by approximately $5,000 and increased its net sales from branded pharmaceuticals by the same amount as a result of an additional reduction in wholesale inventory levels of the Company’s branded products.

16.	Guarantor Financial Statements
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	June 30, 2005
	(unaudited)					December 31, 2004

			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	558,571	$4,839	$2,156	$—	$565,566	$313,881	$27,035	$1,170	$—	$342,086
Marketable securities	7,471	—	—	—	7,471	16,498	—	—	—	16,498
Restricted cash	130,400	—	—	—	130,400	66,543	31,187	—	—	97,730
Accounts receivable, net	467	192,981	1,583	—	195,031	3,344	174,797	2,822	—	180,963
Inventories	183,530	39,370	95	—	222,995	237,448	36,743	221	—	274,412
Deferred income tax assets	26,998	95,859	—	—	122,857	32,809	121,170	—	—	153,979
Prepaid expenses and other current assets	14,737	42,403	—	—	57,140	22,846	38,481	68	—	61,395

Total current assets	922,174	375,452	3,834	—	1,301,460	693,369	429,413	4,281	—	1,127,063

Property, plant and equipment, net	106,726	177,889	—	—	284,615	112,416	168,313	2	—	280,731
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Intangible assets, net	113	1,082,132	9,961	—	1,092,206	194	1,275,474	10,293	—	1,285,961
Other assets	26,865	240	—	—	27,105	16,078	240	—	—	16,318
Deferred income tax assets	14,285	123,888	—	—	138,173	14,197	78,734	—	—	92,931
Investments in subsidiaries	2,289,238	—	—	(2,289,238)	—	2,186,234	—	—	(2,186,234)	—

Total assets	3,359,401	$1,880,753	$13,795	$(2,289,238)	$2,964,711	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	24,462	$37,692	$36	$—	$62,190	$61,427	$31,339	$154	$—	$92,920
Accrued expenses	116,024	419,532	(9)	—	535,547	125,095	470,899	16	—	596,010
Income taxes payable	3,142	54,383	(477)	—	57,048	—	—	—	—	—

Total current liabilities	143,628	511,607	(450)	—	654,785	186,522	502,238	170	—	688,930

Long-term debt	345,000	—	—	—	345,000	345,000	—	—	—	345,000
Other long-term liabilities	24,596	2,233	—	—	26,829	29,417	12,019	—	—	41,436
Intercompany payable (receivable)	908,080	(916,225)	8,145	—	—	612,759	(620,511)	7,752	—	—

Total liabilities	1,421,304	(402,385)	7,695	—	1,026,614	1,173,698	(106,254)	7,922	—	1,075,366

Shareholders’ equity	1,938,097	2,283,138	6,100	(2,289,238)	1,938,097	1,848,790	2,179,580	6,654	(2,186,234)	1,848,790

Total liabilities and shareholders’ equity	3,359,401	$1,880,753	$13,795	$(2,289,238)	$2,964,711	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30, 2005					Three Months Ended June 30, 2004 (restated)*

			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$102,090	$442,992	$144	$(101,865)	$443,361	$121,767	$254,034	$465	$(121,774)	$254,492
Royalty revenue	—	19,578	—	—	19,578	—	21,119	—	—	21,119

Total revenues	102,090	462,570	144	(101,865)	462,939	121,767	275,153	465	(121,774)	275,611

Operating costs and expenses:
Cost of revenues	32,855	160,128	86	(101,865)	91,204	35,167	171,594	137	(121,774)	85,124
Selling, general and administrative	52,859	106,120	31	—	159,010	48,693	74,743	91	—	123,527
Medicaid related charges	—	—	—	—	—	65,000	—	—	—	65,000
Transaction costs	155	—	—	—	155	3,126	—	—	—	3,126
Depreciation and amortization	3,922	35,832	166	—	39,920	4,312	34,048	106	—	38,466
Research and development	131	17,369	—	—	17,500	146	17,332	—	—	17,478
Intangible asset impairment	—	126,923	—	—	126,923	—	—	—	—	—
Gain on sale of intangible assets	—	(591)	—	—	(591)	—	(3,421)	—	—	(3,421)
Restructuring charges	163	(180)	—	—	(17)	6,247	(94)	—	—	6,153

Total operating costs and expenses	90,085	445,601	283	(101,865)	434,104	162,691	294,202	334	(121,774)	335,453

Operating income (loss)	12,005	16,969	(139)	—	28,835	(40,924)	(19,049)	131	—	(59,842)
Other income (expense):					—					—
Interest income	3,680	253	—	—	3,933	917	164	—	—	1,081
Interest expense	(3,036)	(3)	—	—	(3,039)	(3,266)	—	—	—	(3,266)
Valuation charge — convertible notes receivable	—	—	—	—	—	(2,438)	—	—	—	(2,438)
Write-down of investment	(369)	—	—	—	(369)	—	—	—	—	—
Other (expense) income, net	(105)	(721)	(221)	—	(1,047)	(162)	1,374	(44)	—	1,168
Equity in earnings (loss) of subsidiaries	23,432	—	—	(23,432)	—	2,534	—	—	(2,534)	—
Intercompany interest (expense) income	(16,797)	16,948	(151)	—	—	(8,164)	8,164	—	—	—

Total other income (expense)	6,805	16,477	(372)	(23,432)	(522)	(10,579)	9,702	(44)	(2,534)	(3,455)

Income (loss) from continuing operations before income taxes	18,810	33,446	(511)	(23,432)	28,313	(51,503)	(9,347)	87	(2,534)	(63,297)
Income tax (benefit) expense	(1,687)	9,137	(179)	—	7,271	11,421	(10,465)	30	—	986

Income (loss) from continuing operations	20,497	24,309	(332)	(23,432)	21,042	(62,924)	1,118	57	(2,534)	(64,283)

Discontinued operations:
(Loss) income from discontinued operations, including loss on impairment	—	(849)	—	—	(849)	—	2,148	—	—	2,148
Income tax (benefit) expense	—	(304)	—	—	(304)	—	789	—	—	789

(Loss) income from discontinued operations, net	—	(545)	—	—	(545)	—	1,359	—	—	1,359

Net income (loss)	$20,497	$23,764	$(332)	$(23,432)	$20,497	$(62,924)	$2,477	$57	$(2,534)	$(62,924)

* See Note 2

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2005					Six Months Ended June 30, 2004 (restated) *

			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$196,408	$792,251	$584	$(195,312)	$793,931	$228,269	$528,188	$883	$(228,154)	$529,186
Royalty revenue	—	37,633	—	—	37,633	—	37,875	—	—	37,875

Total revenues	196,408	829,884	584	(195,312)	831,564	228,269	566,063	883	(228,154)	567,061

Operating costs and expenses:
Cost of revenues	72,025	286,391	316	(195,312)	163,420	67,164	329,401	254	(228,154)	168,665
Selling, general and administrative	91,938	194,450	127	—	286,515	85,387	148,344	942	—	234,673
Medicaid related charges	—	—	—	—	—	65,000	—	—	—	65,000
Transaction costs	3,432	—	—	—	3,432	3,126	—	—	—	3,126
Depreciation and amortization	7,809	73,205	332	—	81,346	8,652	68,920	212	—	77,784
Research and development	292	28,680	—	—	28,972	256	33,245	—	—	33,501
Intangible asset impairment	—	126,923	—	—	126,923	—	34,936	—	—	34,936
Gain on sale of intangible assets	—	(1,438)	—	—	(1,438)	—	(4,279)	—	—	(4,279)
Restructuring charges	322	1,684	—	—	2,006	6,247	(94)	—	—	6,153

Total operating costs and expenses	175,818	709,895	775	(195,312)	691,176	235,832	610,473	1,408	(228,154)	619,559

Operating income (loss)	20,590	119,989	(191)	—	140,388	(7,563)	(44,410)	(525)	—	(52,498)
Other income (expense):
Interest income	5,722	488	—	—	6,210	1,810	325	—	—	2,135
Interest expense	(5,722)	(18)	—	—	(5,740)	(6,366)	(5)	—	—	(6,371)
Valuation charge — convertible notes receivable	—	—	—	—	—	(2,887)	—	—	—	(2,887)
Write-down of investment	(7,222)	—	—	—	(7,222)	—	—	—	—	—
Other (expense) income, net	(182)	(753)	(361)	—	(1,296)	(487)	1,043	(91)	—	465
Equity in earnings (loss) of subsidiaries	103,089	—	—	(103,089)	—	(115,222)	—	—	115,222	—
Intercompany interest (expense) income	(28,990)	29,290	(300)	—	—	(15,330)	15,330	—	—	—

Total other income (expense)	66,695	29,007	(661)	(103,089)	(8,048)	(138,482)	16,693	(91)	115,222	(6,658)

Income (loss) from continuing operations before income taxes	87,285	148,996	(852)	(103,089)	132,340	(146,045)	(27,717)	(616)	115,222	(59,156)
Income tax (benefit) expense	(3,267)	47,758	(298)	—	44,193	20,955	(17,914)	(216)	—	2,825

Income (loss) from continuing operations	90,552	101,238	(554)	(103,089)	88,147	(167,000)	(9,803)	(400)	115,222	(61,981)

Discontinued operations:
Income (loss) from discontinued operations, including loss on impairment	—	3,833	—	—	3,833	—	(165,314)	—	—	(165,314)
Income tax expense (benefit)	—	1,428	—	—	1,428	—	(60,295)	—	—	(60,295)

Income (loss) from discontinued operations, net	—	2,405	—	—	2,405	—	(105,019)	—	—	(105,019)

Net income (loss)	$90,552	$103,643	$(554)	$(103,089)	$90,552	$(167,000)	$(114,822)	$(400)	$115,222	$(167,000)

* See Note 2.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30, 2005				Six Months Ended June 30, 2004 (restated)*

			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities	27,223	288,952	593	316,768	$(44,664)	$60,694	$(82)	$15,948

Cash flows from investing activities:
Transfers (to) from restricted cash	(75,031)	1,582	—	(73,449)	1,351	(545)	—	806
Purchases of marketable securities	—	—	—	—		—	—	—
Purchases of property, plant and equipment	(2,911)	(17,016)	—	(19,927)	(6,891)	(21,569)	(2)	(28,462)
Proceeds from sale of assets	1	—	—	1	113	—	—	113
Acquisition of Primary Care from Elan	—	—	—	—	—	(36,000)	—	(36,000)

Net cash used in investing activities	(77,941)	(15,434)	—	(93,375)	(5,427)	(58,114)	(2)	(63,543)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	87	—	—	87	2,324	—	—	2,324
Payments on other long-term debt	—	—	—	—	(97)	—	—	(97)
Intercompany	295,321	(295,714)	393	—	6,106	(6,193)	87	—

Net cash provided by (used in) financing activities	295,408	(295,714)	393	87	8,333	(6,193)	87	2,227

Net cash provided by discontinued operations	—	—	—	—	—	6,122	—	6,122

Increase (decrease) in cash and cash equivalents	244,690	(22,196)	986	223,480	(41,758)	2,509	3	(39,246)
Cash and cash equivalents, beginning of period	313,881	27,035	1,170	342,086	140,617	3,641	1,795	146,053

Cash and cash equivalents, end of period	558,571	4,839	2,156	565,566	$98,859	$6,150	$1,798	$106,807

* See Note 2.

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
General Review of Financial Results
      The following summarizes net revenues by reportable segment (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,

		2004		2004
	2005	(restated)	2005	(restated)

Branded pharmaceuticals	$400,310	$220,059	$722,079	$454,073
Meridian Medical Technologies	35,418	27,681	58,632	62,182
Royalties	19,578	21,118	37,633	37,875
Contract manufacturing and other	7,633	6,753	13,220	12,931

Total	$462,939	$275,611	$831,564	$567,061

II.     RESULTS OF OPERATIONS
      As previously disclosed and discussed in detail in our 2004 Annual Report on Form 10-K, we restated our financial statements in prior filings for the first and second quarters of 2004, among other periods, primarily to reflect the correction of methodological errors related to our reserve for product returns. All amounts referenced in this Quarterly Report for those periods reflect the relevant amounts on a restated basis.

Three Months Ended June 30, 2005 and 2004

Revenues
      Total net revenues increased $187.3 million, or 68.0%, to $462.9 million in 2005 from $275.6 million in 2004, primarily due to increased net sales from our branded pharmaceuticals segment during 2005.
      Net sales from branded pharmaceutical products increased $180.2 million, or 81.9%, to $400.3 million in 2005 from $220.1 million in 2004. This increase was primarily due to higher unit sales of these products in 2005 as a result of the effect of wholesale channel inventory reductions of some of our branded pharmaceutical products during 2004, particularly with respect to Altace®, Skelaxin®, and Sonata®, higher net sales of Thrombin-JMI® in 2005, a decrease in the amount of actual returns of our branded pharmaceutical products in 2005 compared to 2004 and the effect of a reduction in reserves in 2005 described in the “Liquidity and Capital Resources” section under the heading “Critical Accounting Policies.” As a result of wholesale inventory reductions of our products in 2004, net sales of our key products in 2004 were significantly lower than end-user demand would indicate. We believe 2005 net sales more closely reflect end-user demand. As of June 30, 2005, the wholesale inventory levels of four of our key branded pharmaceutical products, Altace®, Skelaxin®, Sonata® and Levoxyl®, based on data obtained through our inventory management agreements with our three largest customers, were on average at a level of less than one month of end-user demand.
      Revenues from Meridian Medical Technologies increased $7.7 million, or 27.8%, to $35.4 million in 2005 from $27.7 million in 2004 primarily due to an increase in unit sales of EpiPen® under our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide. This increase is due to timing variances of orders.
      Revenues from royalties decreased $1.5 million, or 7.1%, to $19.6 million in 2005 from $21.1 million in 2004 primarily due to a decrease in sales of Adenoscan®. Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of Adenoscan® and, thus, are not able to predict whether future revenues from royalties will increase, decrease, or remain the same.
      Net revenues from contract manufacturing and other were $7.6 million in 2005 compared to $6.8 million in 2004.

Operating Costs and Expenses
      Total operating costs and expenses increased $98.6 million, or 29.4%, to $434.1 million in 2005 from $335.5 million in 2004. Variables, including special items, affecting total operating costs and expenses during 2005 and 2004 are discussed below. Special items are those particular material income or expense items that our management believes are not related to our ongoing, underlying business, are not recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and one-time inventory valuation adjustment charges; charges resulting from the early extinguishments of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances the analysis of our ongoing, underlying business and an analysis of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special charge involves judgments.
      Cost of revenues increased $6.1 million, or 7.2%, to $91.2 million in 2005 from $85.1 million in 2004. This increase is primarily related to higher cost of revenues associated with branded pharmaceuticals. As a percentage of total revenues, cost of revenues decreased to 19.7% in 2005 from 30.9% in 2004 primarily due to an increase in revenues from our branded pharmaceuticals segment in 2005, as discussed above and the effect of special items on this category of expense in 2004, as discussed below.
      Cost of revenues from branded pharmaceutical products increased $6.1 million, or 10.4%, to $64.6 million in 2005 from $58.5 million in 2004 primarily due to higher unit sales of these products. During 2004 cost of revenues from branded pharmaceuticals included a charge in the amount of $10.4 million for the write-off of excess inventory and a special item that resulted in a charge of $4.6 million primarily related to the voluntary recall of some lots of Levoxyl®.
      Cost of revenues from Meridian Medical Technologies increased $3.6 million, or 26.3%, to $17.3 million in 2005 from $13.7 million in 2004 primarily due to increased unit sales of EpiPen®.
      Cost of revenues from royalties decreased $0.7 million to $2.4 million in 2005 from $3.1 million in 2004.

      Cost of revenues associated with contract manufacturing was $6.9 million in 2005 compared to $9.9 million in 2004.
      Total selling, general and administrative expenses decreased $32.5 million, or 17.0%, to $159.2 million in 2005 from $191.7 million in 2004. This decrease was primarily attributable to decreases in expenses associated with special items partially offset by an increase in co-promotion fees paid under our Co-Promotion Agreement with Wyeth Pharmaceuticals due to higher net sales of Altace® during 2005, as compared to 2004. Increased net sales of Altace® during 2005 is primarily due to the effect of wholesale inventory reductions of this product in 2004.
      Selling, general and administrative expense includes special items of $5.4 million in 2005 and $73.1 million in 2004. These special items include the following:

•	A $5.2 million charge in 2005 and a $5.0 million charge in 2004 primarily due to professional fees related to the ongoing investigations of our company by the Office of Inspector General of the Department of Health and Human Services, which we refer to as the “OIG,” and the U.S. Securities and Exchange Commission, which we refer to as the “SEC.” For additional information, please see “Governmental Investigations and Securities Litigation” in “Liquidity and Capital Resources.”

•	Special charges of $0.2 million in 2005 and $3.1 million in 2004 for professional fees and expenses related to our terminated merger agreement with Mylan Laboratories Inc.

•	As part of our ongoing discussions with the OIG, the SEC, and other state and federal agencies, we accrued $65.0 million for estimated settlement costs as an operating expense during the second quarter of 2004 to cover interest, costs, fines, penalties and all other amounts in addition to the $65.4 million that we previously accrued for estimated underpayments to Medicaid and other government pricing programs. Although we have not entered into any agreements or understandings with respect to a possible settlement, these accruals represent our current best estimate of the aggregate payment we would have to make pursuant to a comprehensive settlement with the OIG, the SEC and other federal and state agencies. For additional information, please see “Governmental Investigations and Securities Litigation” in “Liquidity and Capital Resources.”
      As a percentage of total revenues, total selling, general, and administrative expense decreased to 34.4% in 2005 compared to 69.6% in 2004. Selling, general and administrative expense, as a percentage of total revenues, was significantly higher in 2004 than in 2005 primarily due to lower revenues in 2004 as a result of wholesale channel inventory reductions of some of our branded pharmaceutical products and the higher level of expense associated with special items affecting this category of expense in 2004 as discussed above.
      Depreciation and amortization expense increased $1.4 million, or 3.6%, to $39.9 million in 2005 from $38.5 million in 2004.
      Total research and development expense equaled $17.5 million in 2005 and 2004. We believe the level of expense will increase during the remaining quarters in 2005.
      In addition to the special items related to cost of revenues, and selling, general and administrative expense described above, we incurred other special items affecting operating costs and expenses during 2005 and 2004 resulting in a net charge of $126.3 million in 2005 and a net charge of $2.8 million in 2004. These other special items primarily include the following:

•	An intangible asset impairment charge of $126.9 million in 2005 related to Sonata®. As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, the prescriptions for Sonata® did not meet our expectations. As a result, we lowered our future sales forecast which decreased the estimated undiscounted future cash flows associated with these assets to a level below the carrying value. This special item was recorded in order to adjust the carrying value of the Sonata® intangible assets on our balance sheet so as to reflect the estimated fair value of such assets. We determined the fair value of the intangible assets associated with Sonata® based on the estimated discounted future cash flows for this product.

•	Income in the amount of $0.6 million and $3.4 million in 2005 and 2004, respectively, due to gains on the sale of some of our assets.

•	A restructuring charge in the amount of $6.2 million during 2004 primarily due to separation agreements with several executives and the relocation of our sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey.

Operating Income (Loss)
      Due to the factors discussed above, we had operating income equaling $28.8 million during 2005 compared to an operating loss of $59.8 million in 2004.

Other Income (Expense)
      Interest income increased to $3.9 million in 2005 from $1.1 million in 2004 primarily due to higher cash balances in 2005.
      Interest expense was $3.0 million in 2005 compared to $3.3 million in 2004.
      Special items affecting other income (expense) include a charge of $0.4 million in 2005 to reflect our determination that the decline in the fair value of our equity interest in Novavax, Inc. as of June 30, 2005 was other than temporary, and a charge of $2.4 million in 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in July 2004.

Income Tax Expense
      Our effective tax rate for continuing operations was 25.7% in 2005. This rate differs from the statutory rate of 35% due primarily to tax benefits related to charitable contributions of inventory and tax-exempt interest income and the effect of special items during the second quarter of 2005. We expect that the effective tax rate for the remainder of 2005 should more closely reflect the statutory rate. Our income tax expense in 2004 excludes any tax benefit associated with the Medicaid related charge of $65.0 million during 2004 discussed above.

Income (loss) from Continuing Operations
      Due to the factors set forth above, we had income from continuing operations of $21.0 million in 2005 compared to a loss from continuing operations of $64.3 million in 2004.

Discontinued Operations
      During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette®, which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Accordingly, all net sales, cost of revenues, selling, general and administrative costs and amortization associated with Prefest® and Nordette® are included in discontinued operations in 2005 and 2004.
      Special items include results from discontinued operations. During 2005, we had a loss from discontinued operations of $0.8 million, or $0.5 million net of tax, as a result of changes in estimates resulting in minor increases in our reserves for returns and rebates previously accrued for Prefest® and Nordette®. During 2004, we had income from discontinued operations of $2.1 million, or $1.4 million net of tax expense.

Net Income (Loss)
      Due to the factors discussed above, we had net income equaling $20.5 million during 2005 compared to a net loss of $62.9 million in 2004.

Six Months Ended June 30, 2005 and 2004

Revenues
      Total net revenue increased $264.5 million, or 46.6%, to $831.6 million in 2005 from $567.1 million in 2004, primarily due to higher net sales from our branded pharmaceuticals segment during 2005.
      Net sales from branded pharmaceutical products increased $268.0 million, or 59.0%, to $722.1 million in 2005 from $454.1 million in 2004. This increase was primarily due to the effect of higher unit sales of these products in 2005 as a result of decreased wholesale channel inventory reductions of some of our branded pharmaceutical products during 2005 as compared to 2004, particularly with respect to Altace® Skelaxin® and Sonata®, significantly higher net sales of Thrombin-JMI® in 2005, a decrease in the amount of actual returns of our branded pharmaceutical products in 2005 compared to 2004 and the effect of a reduction in reserves for returns and rebates in 2005 described in the “Liquidity and Capital Resources” section under the heading “Critical Accounting Policies.” As a result of continued wholesale inventory reductions, net sales of some of our branded pharmaceutical products, particularly Altace®, during 2005 were below the level that prescription demand for such products would indicate. However, we believe that wholesale inventory reductions of our key products were complete as of March 31, 2005.
      Revenues from Meridian Medical Technologies decreased $3.6 million, or 5.8%, to $58.6 million in 2005 from $62.2 million in 2004 primarily due to a decrease in government sales as a result of lower unit demand. Higher government sales in 2004 primarily reflected increased military preparedness in early 2004.
      Revenues from royalties were $37.6 million in 2005 compared to $37.9 million in 2004. Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of Adenoscan® and, thus, are not able to predict whether future revenues from royalties will increase, decrease, or remain the same.
      Net revenues from contract manufacturing were $13.2 million in 2005 compared to $12.9 million in 2004.

Operating Costs and Expenses
      Total operating costs and expenses increased $71.6 million, or 11.6%, to $691.2 million in 2005 from $619.6 million in 2004. Variables, including special items, affecting total operating costs and expenses during 2005 and 2004 are discussed below.
      Cost of revenues decreased $5.3 million, or 3.1%, to $163.4 million in 2005 from $168.7 million in 2004. This decrease was primarily associated with reduced cost of revenues associated with our branded pharmaceuticals segment. As a percentage of total revenues, cost of revenues decreased to 19.6% in 2005 from 29.7% in 2004 primarily due to the increase in revenues from our branded pharmaceuticals segment in 2005, as discussed above, and the effect of special items on this category of expense, as discussed below.
      Cost of revenues from branded pharmaceutical products decreased $2.2 million, or 1.9%, to $114.3 million in 2005 from $116.5 million in 2004. This decrease was primarily due to a charge during 2004 in the amount of $31.4 million for the write-off of excess inventory associated with our branded pharmaceuticals segment which is to some extent attributable to reduced net sales of branded pharmaceutical products during 2004 for the reasons discussed above, offset by an increase in cost of revenues due to higher unit sales of our pharmaceutical products during 2005. Special items affecting cost of revenues from branded pharmaceuticals include the following:

•	Income of $1.6 million in 2005 and a charge of $0.2 million in 2004 related to changes in estimates regarding the effect of some excess purchase commitments.

•	A $4.6 million charge in 2004 primarily related to the voluntary recall of some lots of Levoxyl®.
      Cost of revenues from Meridian Medical Technologies decreased $0.5 million, or 1.7%, to $28.2 million in 2005 from $28.7 million in 2004.
      Cost of revenues from royalties decreased $1.0 million to $4.7 million in 2005 from $5.7 million in 2004.
      Cost of revenues associated with contract manufacturing decreased $1.5 million, or 8.4%, to $16.3 million in 2005 from $17.8 million in 2004 primarily due to a decrease in fixed overhead costs.
      Total selling, general and administrative expenses decreased $12.9 million, or 4.3%, to $289.9 million in 2005 from $302.8 million in 2004. This decrease was primarily attributable a lower net charge for special items in 2005 compared to 2004, that were partially offset by an increase in co-promotion fees paid under our Co-Promotion Agreement with Wyeth due to higher net sales of Altace® during 2005, as compared to 2004. Increased net sales of Altace® during 2005 is primarily due to a lower level of wholesale inventory reductions of this product in 2005 compared to 2004.
      Selling, general and administrative expense includes the following special items:

•	Charges of $8.9 million and $10.7 million during 2005 and 2004, respectively, primarily due to professional fees that were related to the ongoing investigations of our company by the OIG and the SEC.

•	Charges in the amount of $3.4 million and $3.1 million in 2005 and 2004, respectively, for professional fees and expenses related to the terminated merger agreement with Mylan.

•	As discussed above, we accrued $65.0 million for a Medicaid related charge in the first half of 2004 to cover estimated interest, costs, fines, penalties and all other settlement costs in addition to the $65.4 million that we previously accrued for estimated underpayments to Medicaid and other government pricing programs. Although we have not entered into any agreements or understandings with respect to a possible settlement, these accruals represent our current best estimate of the aggregate payment we would have to make pursuant to a comprehensive settlement with the OIG, the SEC and other federal and state agencies. For additional information, please see “Governmental Investigations and Securities Litigation” in “Liquidity and Capital Resources.”
      As a percentage of total revenues, total selling, general, and administrative expenses decreased to 34.9% in 2005 compared to 53.4% in 2004. Selling, general and administrative expense, as a percentage of total revenues, was higher in 2004 than in 2005 primarily due to lower revenues in 2004 as a result of a higher level of wholesale channel inventory reductions of some of our branded pharmaceutical products and a higher level of expense associated with special items effecting this category of expense in 2004 as discussed above.
      Depreciation and amortization expense increased $3.5 million, or 4.5%, to $81.3 million in 2005 from $77.8 million in 2004.
      Total research and development expense decreased $4.5 million, or 13.4%, to $29.0 million in 2005 from $33.5 million in 2004. We believe that the amount of this expense in the second half of 2005 will be higher than that experienced during the first half of 2005.

      In addition to the special items related to cost of revenues of branded pharmaceutical products, and selling, general and administrative described above, we incurred other special items affecting operating costs and expenses during 2005 and 2004 which include the following:

•	An intangible asset impairment charge of $126.9 million in 2005 related to Sonata®. As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, the prescriptions for Sonata® did not meet our expectations. As a result, we lowered our future sales forecast which decreased the estimated undiscounted future cash flows associated with these assets to a level below the carrying value. This special item was recorded in order to adjust the carrying value of the Sonata® intangible assets on our balance sheet so as to reflect the estimated fair value of such assets. We also had an intangible asset impairment charge totaling $34.9 million in 2004 that was primarily related to a greater than expected decline in prescriptions for Florinef® and Tapazole® due to the availability of generics for these products. This special item was recorded to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of such assets. We determined the fair value of the intangible assets associated with Sonata®, Florinef® and Tapazole® based on our estimated discounted future cash flows for these products.

•	Income in the amount of $1.4 million and $4.3 million in 2005 and 2004, respectively, due to gains on the sale of some of our assets.

•	A restructuring charge in the amount of $2.0 million in 2005 primarily due to our decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies business.

•	We also incurred a restructuring charge in the amount of $6.2 million during 2004 primarily due to separation agreements with several executives and the relocation of our sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey.

Operating Income (Loss)
      Due to the factors discussed above, we had operating income equaling $140.4 million during 2005 compared to an operating loss of $52.5 million in 2004.

Other Income (Expense)
      Interest income increased to $6.2 million in 2005 from $2.1 million in 2004 primarily due to higher cash balances in 2005.
      Interest expense was $5.7 million in 2005 compared to $6.4 million in 2004.
      Special items affecting other income (expense) include a charge of $7.2 million in 2005 to reflect our determination that the decline in the fair value of our equity interest in Novavax as of June 30, 2005 was other than temporary, and a charge of $2.9 million in 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in July 2004.

Income Tax Expense
      Our effective tax rate for continuing operations was 33.4% in 2005. This rate differs from the statutory rate of 35% due primarily to tax benefits related to charitable contributions of inventory and tax-exempt interest income. Our income tax expense of $2.8 million during 2004 excludes any tax benefit associated with the Medicaid related charge during 2004 discussed above.

Income (loss) from Continuing Operations
      Due to the factors set forth above, we had income from continuing operations of $88.1 million in 2005 compared to a loss from continuing operations of $62.0 million in 2004.

Discontinued Operations
      Special items include results from discontinued operations. During 2005, we had income from discontinued operations of $3.8 million, or $2.4 million net of tax, as a result of changes in estimates resulting in the reduction in our reserves for returns and rebates previously accrued for Prefest® and Nordette®. During 2004, we had a loss from discontinued operations in the amount of $165.3 million, or $105.0 million net of tax benefit, primarily due to an intangible asset write-down to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less then anticipated costs to sell.

Net Income (Loss)
      Due to the factors discussed above, we had net income equaling $90.6 million during 2005 compared to a net loss of $167.0 million in 2004.
Liquidity and Capital Resources

General
      We believe that existing balances of cash, cash equivalents and marketable securities, cash generated from operations, our existing revolving credit facility, and funds that may be available to us through public offerings or private placements of our securities should be sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds, and numerous circumstances, including a significant acquisition of a business or assets, new product development projects, expansion opportunities or other factors, could require us to raise additional funds in the future. We cannot assure you that funds will be available to us when needed on favorable terms, or at all.
      As additional consideration for Synercid®, an injectable antibiotic acquired on December 30, 2002, we agreed to potential milestone payments. We will pay Sanofi-Aventis a milestone payment of $18.6 million on December 31, 2005, if there is continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium on that date. An additional $25.0 million milestone is payable to Sanofi-Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or we will pay Sanofi-Aventis a one-time payment of $5.0 million the first time during any twelve-month period that net sales of Synercid® exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period that net sales of Synercid® exceed $75.0 million.
      On June 12, 2003, we acquired the primary care business of Elan Corporation, plc and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, Sonata® and Skelaxin®. We will pay royalties on the current formulation of Skelaxin® from the date of closing of this acquisition.
      Elan was working to develop a modified release formulation of Sonata®, which we refer to as Sonata® MR, pursuant to an agreement we had with them. In early 2005, we decided to discontinue the program to develop Sonata MR. Accordingly, we advised Elan that we consider the agreement terminated. However, we can provide no assurance that we will not be required to engage in dispute resolution as provided in the agreement. The agreement required us to pay up to an additional $60.0 million if Elan achieved certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®. We believe these milestones have not and cannot in the future be achieved.
      On August 12, 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million upon achieving certain development and regulatory approval targets. In the event of regulatory approval and commercialization of PT-141, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.

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
      We have not yet reached any agreements or understandings with respect to the terms of such a settlement and may not ever be able to reach such an agreement. However, based on the status of the discussions to date, we now believe that it is reasonably likely that we will be able to achieve a comprehensive settlement with all relevant governmental parties on the following terms:

•	We previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs, and estimated settlement costs with all relevant governmental parties. This amount includes $65.4 million accrued for estimated underpayments to Medicaid and other government pricing programs, and an additional $65.0 million for estimated settlement costs to cover interest, costs, fines, penalties and all other additional amounts. Our current expectation is that the aggregate cost to settle with the governmental authorities should not materially exceed the amounts already accrued.

•	With respect to the matters being investigated by or discussed with the staff of the SEC, we currently anticipate that we would settle, without admitting or denying, one or more charges that we failed to maintain adequate books and records and internal controls. We anticipate that the action to be settled could also include one or more charges that our public filings contained material misstatements or omissions relating to our financial results for some or all of the periods for which results have been restated. We do not anticipate being required to restate any results for periods prior to 2002.

•	We expect that we will be required to enter into a Corporate Integrity Agreement with the Department of Health and Human Services, which would require us to submit to audits relating to our Medicaid rebate calculations over a five-year period. We do not expect that the resolution of the pending investigations will result in any prohibitions on our sales to Medicaid or any related state or Federal program, nor do we expect any other material restriction on our ability to conduct our business, although we will be required to incur consultant fees and other expenses in order to comply with the Corporate Integrity Agreement.

•	We do not expect that any criminal charges will be asserted against us or against any present or former director, officer or employee in connection with the matters being investigated.

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
      As described above, the Company has accrued a total of $130.4 million in respect of its estimated underpayments to Medicaid and other governmental programs and estimated settlement costs with all relevant governmental parties. The full amount of this accrual has been placed into an interest-bearing escrow account ($46.5 million in 2003, $19.0 million in 2004 and $64.9 million in 2005) and is included in restricted cash in the Company’s financial statements.
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
      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). As amended, the complaint alleges that we and certain of our executive officers, former executive officers, directors, former directors and an employee violated fiduciary duties that they allegedly owed our 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action are similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005. The plaintiffs have not appealed this decision, and the deadline for filing any appeal has now passed.
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

Skelaxin® Patent Challenge
      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Company have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128, the ‘128 patent, and 6,683,102, the ‘102 patent, two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book” and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ‘128 and ‘102 patents. Mutual has filed a Paragraph IV certification alleging noninfringement and invalidity of the ‘102 patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ‘128 and ‘102 patents to the full extent of the law.
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

Altace® Patent Challenge
      Cobalt Pharmaceuticals, Inc. filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: U.S. Patent Nos. 4,587,258, the ‘258 patent, and 5,061,722, the ‘722 patent, two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856, the ‘856 patent, a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with Paragraph IV certification challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted

Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. Trial is scheduled to begin September 12, 2005.
      Lupin Ltd. (“Lupin”) has also filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. In July 2005, we filed a civil action for infringement of the ‘722 patent against Lupin in the U.S. District Court for the District of Maryland. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005.
      We intend to vigorously enforce our rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2005, we had net intangible assets related to Altace® of $251.4 million.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ’877 patent) is assigned to King and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. We and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months from no earlier than April 16, 2005. We intend to vigorously enforce our rights under the ’877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva Pharmaceuticals USA, Inc. filed an ANDA with the FDA seeking permission to market a generic version of Sonata® in 5 mg and 10 mg dosages. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the ‘538 patent) listed in the Orange Book which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ‘538 patent. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Six Months Ended June 30, 2005
      We generated net cash from continuing operations of $316.8 million for the six months ended June 30, 2005. Our net cash provided from operations was primarily the result of $88.1 million net income from continuing operations, adjusted for non-cash depreciation and amortization from continuing operations of $81.3 million, an intangible asset impairment of $126.9 million related to Sonata®, and changes in working capital partially offset by a change in deferred taxes from continuing operations of $13.4 million. Changes in working capital include an increase in income taxes payable of $56.2 million, a decrease in inventory from continuing operations of $51.4 million, a decrease in accounts payable of $29.3 million, a decrease in accrued expenses of $32.6 million, and an increase in accounts receivable of $15.0 million. We do not anticipate cash flow for the remainder of 2005 to equal the level achieved in the first six months of 2005 due to expected changes in working capital and tax payments in the second half of 2005.
      Investing activities reduced cash flow by $93.4 million primarily due to an increase in restricted cash of $73.4 million and the purchase of property, plant and equipment of $19.9 million.

Certain Indebtedness and Other Matters
      As of June 30, 2005, we have outstanding $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021. These debt securities were issued by us in a private placement in November 2001. Holders may require us to repurchase for cash all or part of these debentures on November 15, 2006, November 15, 2011, and November 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase.
      We also have available as of June 30, 2005 up to $400.0 million under a five-year revolving credit facility that we established in April 2002. The facility is collateralized in general by all real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of June 30, 2005, we have complied with these covenants. As of June 30, 2005, there were no outstanding borrowings under this facility.
      On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of June 30, 2005, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement. However, due to delays in our filings of one or more reports under the Securities Exchange Act of 1934, as amended, we believe that we are not eligible to use a Form S-3 registration statement at the present time. Accordingly, unless and until we regain eligibility to use Form S-3, we are not able to offer and sell securities under our shelf registration statement without first amending it to convert it to the registration statement form, Form S-1, that is currently available to us. Whether or not we seek to raise funds in the public equity or debt markets in the near term, we may decide, or the SEC may require us, to amend our shelf registration statement for the purpose of converting it to Form S-1.

Capital Expenditures
      Capital expenditures, including capital lease obligations, were $19.9 million and $28.5 million for the six months ended June 30, 2005 and 2004, respectively. The principal capital expenditures during the six months ended June 30, 2005 included property and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-based Payment”, (SFAS 123(R)) that requires us to expense costs related to share-based payment transactions with employees. The Securities and Exchange Commission issued an Amendment to Rule 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. We are in the process of evaluating the effect that SFAS No. 123(R) will have on our financial reporting.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The standard is effective for the first fiscal year beginning January 1, 2006. We are currently evaluating the effect that SFAS No. 151 will have on our financial reporting.

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
      The gross carrying amount and accumulated amortization as of June 30, 2005 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value

	(in thousands)
Branded
Altace	$276,150	$63,311	$212,839
Other Cardiovascular	94,045	19,507	74,538

Cardiovascular	370,195	82,818	287,377
Anti-infective	221,593	56,590	165,003
Critical care	17,644	7,682	9,962
Endocrinology	28,841	13,606	15,235
Skelaxin	203,015	24,857	178,158
Sonata	54,199	20,015	34,184

Neuroscience	257,214	44,872	212,342
Intal	106,192	11,570	94,622
Other Respiratory	12,396	3,311	9,085

Respiratory	118,588	14,881	103,707
Other	81,027	23,191	57,836

Total Branded	1,095,102	243,640	851,462
Meridian Medical Technologies	146,217	14,618	131,599
Royalties	2,469	2,061	408
Contract manufacturing	—	—	—
All other	—	—	—

Total trademark and product rights	$1,243,788	$260,319	$983,469

      The amounts for impairments and amortization expense and the amortization period used for the three months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004

		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense

	(in thousands)			(in thousands)
Branded
Altace	$—	3,225	23	$—	$2,303
Other Cardiovascular	—	1,667		—	1,178

Cardiovascular	—	4,892		—	3,481
Anti-infective	—	2,633		—	2,632
Critical care	—	264		—	165
Endocrinology	—	238		—	287
Skelaxin	—	3,887	13.5	—	2,550
Sonata	126,923	2,993	7.5	—	3,375

Neuroscience	126,923	6,880		—	5,925
Intal	—	1,392	20	—	1,065
Other respiratory	—	133		—	143

Respiratory	—	1,525		—	1,208
Other	—	1,130		—	1,044

Total Branded	126,923	17,562		—	14,742
Meridian Medical Technologies	—	1,291		—	1,531
Royalties	—	11		—	10
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$126,923	$18,864		—	$16,283

      The amounts for impairments and amortization expense and the amortization period used for the six months ended June 30, 2005 and 2004 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004

		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense

	(in thousands)			(in thousands)
Branded
Altace	$—	$6,450	23	$—	$4,606
Other Cardiovascular	—	3,305		—	2,356

Cardiovascular	—	9,755		—	6,962
Anti-infective	—	5,267		—	5,263
Critical care	—	527		—	331
Endocrinology	—	476		14,362	942
Skelaxin	—	7,774	13.5	—	5,100
Sonata	126,923	5,986	7.5	—	6,750

Neuroscience	126,923	13,760		—	11,850
Intal	—	2,753	20	—	2,129
Other respiratory	—	267		—	287

Respiratory	—	3,020		—	2,416
Other	—	2,319		20,240	2,660

Total Branded	126,923	35,124		34,602	30,424
Meridian Medical Technologies	—	2,582		—	3,062
Royalties	—	21		—	21
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$126,923	$37,727		$34,602	$33,507

      The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at June 30, 2005

Trademark &
	Patent	Product Rights

Altace	3 years 10 months	16 years 6 months
Skelaxin	—	11 years 6 months
Sonata	3 years	5 years 6 months
Intal	—	17 years 5 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or our estimated

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

Accrual for Rebates (in thousands):

		2004
	2005	(restated)

Balance at January 1, net of prepaid amounts	$172,161	$213,893
Current provision related to sales made in current period	55,456	72,717
Current provision related to sales made in prior periods	(9,202)	(1,397)
Actual rebates	(77,083)	(74,701)

Balance at March 31, net of prepaid amounts	$141,332	$210,512

Current provision related to sales made in current period	81,154	75,754
Current provision related to sales made in prior periods	1,087	9,173
Actual rebates	(75,617)	(82,826)

Balance at June 30, net of prepaid amounts	$147,956	$212,613

Accrual for Returns (in thousands):

		2004
	2005	(restated)

Balance at January 1	$122,863	$82,477
Current provision	(5,867)	36,797
Supplemental provision	1,429	—
Actual returns	(45,394)	(30,636)

Balance at March 31	$73,031	$88,638

Current provision	8,209	49,164
Supplemental provision	1,958	—
Actual returns	(15,009)	(37,955)

Balance at June 30	$68,189	$99,847

Accrual for Chargebacks (in thousands):

		2004
	2005	(restated)

Balance January 1	$27,953	$25,349
Current provision	33,298	27,606
Actual chargebacks	(36,788)	(29,169)

Balance at March 31	$24,463	$23,786

Current provision	21,179	44,155
Actual chargebacks	(31,741)	(35,319)

Balance at June 30	$13,901	$32,622

Based on data received from our inventory management agreements with our three key wholesale customers, during the first quarter of 2005, there was a significant reduction of wholesale inventory levels of our products. While our calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return, it gives consideration to the amount of wholesale inventory levels. The significant reduction in wholesale inventories of our products during the first quarter of 2005 resulted in a decrease of approximately $25 million in our reserve for returns and a corresponding increase in net sales from branded pharmaceuticals. In the second quarter of 2005, an additional reduction in wholesale inventories resulted in a decrease of approximately $5 million in our reserve for returns and a corresponding increase in net sales from branded pharmaceuticals. The 2005 “current provision” amounts in the table “Accrual for Returns,” above, has therefore been reduced by these amounts.

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
Risks Related to our Business

Investigations by the Securities and Exchange Commission and Office of Inspector General of the Department of Health and Human Services, other possible governmental investigations, and securities and derivative litigation could have a material adverse effect on our business.
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
      For additional information, please see the risk factor entitled “If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business,” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Governmental Investigations and Securities Litigation.”
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
      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act, which we refer to as “ERISA.” As amended, the complaint alleges that we and certain of our executive officers, former executive officers, directors, former directors and an employee violated fiduciary duties that they allegedly owed our 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action are similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005. The plaintiffs have not appealed this decision, and the deadline for filing any appeal has now passed.
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

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Skelaxin®, Sonata®, and the patent relating to Adenoscan®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, our results of operations could be materially adversely affected.
      Cobalt Pharmaceuticals, Inc., a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: United States Patent Nos. 4,587,258 (the ‘258 patent), and 5,061,722 (the ‘722 patent), two composition of matter patents related to Altace®, and United States Patent No. 5,403,856, (the ‘856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. Trial is scheduled to begin September 12, 2005.
      Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. In July 2005, we filed a civil action for infringement of the ‘722 patent against Lupin in the U.S. District Court for the District of Maryland. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005.
      We intend to vigorously enforce our rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2005, we had net intangible assets related to Altace® of $251.4 million. If a generic version of Altace® enters the market, the Company may have to write off a portion of the patent intangible assets and the other intangible assets associated with this product.
      Eon Labs, Inc., CorePharma, LLC and Mutual Pharmaceutical Co., Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ‘128 patent) and 6,683,102 (the ‘102 patent), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 patent and the ‘102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. We filed a patent infringement suit against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, in the District Court for the Eastern District of New York concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ‘128 and ‘102 patents to the full extent of the law.
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
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot assure to what extent this strategy will be successful. As of June 30, 2005, we had net intangible assets related to Skelaxin® of $178.2 million. If demand for Skelaxin® declines below current expectations, we may have to write off a portion or all of these intangible assets.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ’877 patent) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the US since 1995. A substantial portion of the revenues from our royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. We and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months from no earlier than April 16, 2005. We intend to vigorously enforce our rights under the ’877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva Pharmaceuticals USA, Inc. filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the ‘538 patent) listed in the Orange Book which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ‘538 patent. If a generic form of Sonata® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
      We previously restated our previously issued financial statements for the fiscal years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004. We may in the future be subject to class action suits, other litigation or regulatory proceedings or actions arising in relation to the restatement of our prior period financial statements. Any expenses incurred in connection with such a potential litigation or regulatory proceeding or action not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceeding or action could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation or regulatory proceeding or action may be time consuming, and it may distract our management from the conduct of our business.

Management concluded that we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as of year-end 2004 and, accordingly, that we did not maintain effective controls over that period-end financial reporting process. We cannot assure you that we will be able to remediate this material weakness and conclude that our internal control over financial reporting is effective as of the end of 2005 or that the material weakness will not result in material misstatements of our financial statements.
      Under the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management is required to conduct an evaluation of the effectiveness of internal control over financial reporting as of each year-end. We are also required to include in our Annual Reports on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our registered public accounting firm also issues an audit report on management’s assessment and our internal control over financial reporting.
      Management concluded that, as a result of the loss of certain finance personnel, the challenges of hiring new personnel while a merger was pending and the resource requirements necessary to address the restatement of our financial statements, we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as of the end of 2004. To address this material weakness, we are in the process of addressing this material weakness by actively recruiting additional managerial level finance and accounting resources.
      We cannot assure you that management will not identify one or more additional significant deficiencies or material weaknesses in our internal control over financial reporting during 2005, that the steps we take to address any significant deficiencies or material weaknesses will be successful, that a significant deficiency or material weakness will not result in material errors in our financial statements before it is remediated, that management will be able to complete its assessment of internal control over financial reporting in a timely fashion in 2005, or that management will be able to conclude on the basis of its evaluation that our internal control over financial reporting was effective as of the end of 2005.

If sales of our major products or royalty payments to us decrease, our results of operations could be materially adversely affected.
      Altace®, Skelaxin®, Thrombin-JMI®, Sonata®, Levoxyl® and royalty revenues for the last twelve months ended June 30, 2005 accounted for 28.5%, 19.1%, 14.0%, 4.8%, 8.0% and 5.0% of our total revenues from continuing operations, respectively, or 79.4% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
      As of June 30, 2005, we had $1.2 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge.

If we cannot implement our strategy to grow our business through increased sales, acquisitions, development and in-licensing, our business or competitive position in the pharmaceutical industry may suffer.
      Our current strategy is focused on increasing sales of our existing products and enhancing our competitive standing through acquisitions or in-licensing of products in development and FDA-approved products that complement our business and enable us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to the development of new chemical entities, we rely heavily on purchasing or licensing products in development and FDA-approved products from other companies.
      We are engaged in the development and licensing of new products. For example, we are

•	engaged in the development of binodenoson, a myocardial pharmacologic stress imaging agent;

•	engaged in the development of PT-141, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction;

•	engaged in the development of T-62, an investigational drug for the treatment of neuropathic pain;

•	engaged in the development of MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	engaged in the development of a new inhaler for Intal® using the alternative propellant HFA for which the FDA has issued an approvable letter;

•	engaged in the development of an Altace®/diuretic combination product; and

•	engaged in the development of a diazepam-filled auto-injector.
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
and thereby have a negative impact on the sales of our existing, newly developed or licensed products. The inability to effect acquisitions or licenses of additional branded products in development and FDA-approved products could limit the overall growth of our business. Furthermore, even if we obtain rights to a pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Technological developments or the FDA’s approval of new products or of new therapeutic indications for existing products may make our existing products or those products we are licensing or developing obsolete or may make them more difficult to market successfully, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If we cannot integrate the business of companies or products we acquire, our business may suffer.
      The integration of acquisitions into our business requires significant management attention and may require the further expansion of our sales force. In order to manage our acquisitions effectively, we must maintain adequate operational, financial and management information systems, integrate the systems that we acquire into our existing systems, ensure that the acquired systems meet our standards for internal control over financial reporting, and motivate and effectively manage an increasing number of employees. Our acquisitions have significantly expanded our product offerings, operations and number of employees. Our future success will also depend in part on our ability to retain or hire qualified employees to operate our expanding facilities efficiently in accordance with applicable regulatory standards. If we cannot integrate our acquisitions successfully, these changes and acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows and on our ability to make the necessary certifications with respect to our internal controls.

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
      Some of our supply agreements or purchase orders, including those related to Altace® and Skelaxin®, require us to purchase certain minimum levels of active ingredients or finished goods. If we are unable to maintain market exclusivity for our products, if our product life-cycle management is not successful, if we fail to sell our products in accordance with the forecasts we develop as required by our supply agreements or if we do not terminate supply agreements at times that are optimal for us, we may incur losses in connection with the purchase commitments under the supply agreements or purchase orders. In the event we incur losses in connection with the purchase commitments under our supply agreements or purchase orders, there may be a material adverse effect upon our results of operations and cash flows.
      Additionally, we purchase raw materials and some of our finished goods based on our forecast for sales of our products. We also manufacture many of our finished goods based on these forecasts. If we do not meet expected forecasts for sales, we could purchase inventory quantities in excess of expected demand. This purchase of excess inventory could have a material adverse effect on our results of operations and cash flows.

Any significant delays or difficulties in the manufacture of or supply of materials for our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.
      We manufacture many of our products in facilities we own and operate. These products include Altace®, Thrombin-JMI® and Levoxyl®, which together represented approximately 50.5% of our revenues for the last twelve months ended June 30, 2005. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing after any interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers, which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.
      A portion or all of many of our product lines, including Altace®, Skelaxin®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured by third parties. Our dependence upon third parties for the manufacture of our products may adversely impact our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we utilize will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.
      We have begun construction of facilities to produce Bicillin® at our Rochester, Michigan facility. The third party manufacturer that produced Bicillin® for us recently closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand during the period we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended June 30, 2005, net sales of Bicillin® were $39.6 million representing 2.5% of our total revenues.
      We are also in the process of transferring the manufacture of some of our other products that are currently manufactured by third parties to our manufacturing facilities. We expect to complete these transfers prior to the expiration of the agreements concerning supply of these products. However, we cannot assure you that we will complete the transfers prior to the expiration of the supply agreements, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
      The occurrence of any of these events could result in significant backorders for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely affect our market share for the products and the reputation of our products.

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

We are near maximum capacity at our Middleton, Wisconsin facility which limits our ability to increase production of Thrombin-JMI®.
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
      Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Wholesalers and distributors represent a substantial portion of our sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our inventory, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale inventory levels of our branded pharmaceutical products, we entered into inventory management agreements with each of our three key wholesale customers during the second quarter of 2004. We rely on the accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. Other factors that may affect quarterly results include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

The insolvency of any of our principal customers, wholesale pharmaceutical distributors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      Similar to other pharmaceutical companies, our principal customers are primarily wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers accounted for approximately 70.0% of our revenues and a significant portion of our accounts receivable for the fiscal year ended December 31, 2004. The insolvency of any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our wholly owned subsidiary, King Research and Development, successor to Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.
      Our wholly owned subsidiary, King Research and Development, successor to Jones Pharma Incorporated, is a defendant in 188 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including, but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits King Research and Development is one of many defendants, including manufacturers and other distributors of these drugs. King Research and Development denies any liability incident to the distribution of Jones’ phentermine products and intends to pursue all defenses available to it. King Research and Development has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending King Research and Development in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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
      We have two approved vendors as sources of supply of the bovine raw materials. Any interruption or delay in the supply of these materials could adversely affect the sales of Thrombin-JMI®. In addition to other actions taken by us and our vendors to minimize the risk of BSE, we are developing steps to further purify the material of other potential contaminants. We will continue surveillance of the source and believe that the risk of BSE contamination in the source materials for Thrombin-JMI® is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also there is currently no alternative to the bovine-sourced materials for Thrombin-JMI®. If public concern for the risk of BSE infection in the United States should increase, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
      Dey, L.P. markets our EpiPen® auto-injector through a supply agreement with us that expires on December 31, 2015. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen® worldwide. We understand that a new competitive product received FDA approval and may enter the market in the near future. The new product, TwinJect® Auto-Injector (epinephrine) injection, is not a therapeutically equivalent product but has the same indications, same usage and the same route of delivery as EpiPen®. Users of EpiPen® would have to obtain a new prescription in order to substitute TwinJect®. The supply agreement with Dey includes minimum purchase requirements that are less than Dey’s purchases in recent years. A failure by Dey to successfully market and distribute EpiPen® or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our relationship with the U.S. Department of Defense and other government entities is subject to risks associated with doing business with the government.
      All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. Our Meridian Medical Technologies segment has pharmaceutical products that are presently sold primarily to the U.S. Department of Defense, which we refer to as “DoD,” under an Industrial Base Maintenance Contract, which we refer to as “IBMC.” The current IBMC expires in July 2006. Although we have reason to believe the DoD will renew the IBMC based on our relationship over many years, we cannot assure you that they will. In the event the DoD does not renew the IBMC, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. If this surge capability provision becomes operative, we may be required to devote more of our Meridian Medical Technologies segment manufacturing capacity to the production of products for the government which could result in less manufacturing capacity being devoted to products in this segment with higher profit margins.
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
      Other risks involved in government sales include the unpredictability in funding for various government programs and the risks associated with changes in procurement policies and priorities. Reductions in defense budgets may result in reductions in our revenues. We also provide our nerve agent antidote auto-injectors to a number of state agencies and local communities for homeland defense against chemical agent terrorist attacks. Changes in governmental and agency procurement policies and priorities may also result in a reduction in government funding for programs involving our auto-injectors. A loss in government funding of these programs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
      As discussed in this “Risk Factors” section under the heading “Investigations by the Securities and Exchange Commission and Office of Inspector General at the Department of Health and Human Services, other possible governmental investigations, and securities and derivative litigation could have a material adverse effect on our business,” and elsewhere in this report, we have determined that we underpaid amounts due under Medicaid and other governmental pricing programs during the period from 1998 to 2002. We have previously accrued $130.4 million in respect of our estimated underpayments to Medicaid and other government pricing programs and estimated settlement costs with all relevant governmental parties. Our ability to achieve a settlement on these or other terms is subject to substantial uncertainties.
      We implemented, in 2003, a new information technology system that is intended to significantly enhance the accuracy of our calculations for estimating amounts due under Medicaid and other governmental pricing programs; however, our processes for these calculations and the judgments involved in making these calculations will continue to involve subjective decisions and manual input, and, as a result, these calculations will remain subject to the risk of errors.

Our Co-Promotion Agreement for Altace® with Wyeth could be terminated, could be assigned to another company by Wyeth, or Wyeth could market a competing product.
      We have a Co-Promotion Agreement with Wyeth, pursuant to which Wyeth has certain contractual rights regarding the allocation of resources regarding the marketing of Altace®. Should Wyeth exercise its rights to reduce the allocation of these resources to the marketing of this product, sales of Altace® could be materially adversely affected.
      Our Co-Promotion Agreement for Altace® with Wyeth could, under some circumstances, be terminated. Wyeth must give us six months’ written notice of its intent to sell, market or distribute any product competitive with Altace®. Once we have been notified in writing of Wyeth’s intent to market, sell or distribute a competing product, Wyeth has 90 days to inform us as to whether it intends to divest its interest in the competing product. If Wyeth elects not to divest the competing product or fails to divest the product within one year of providing notice to us of its plan to divest the competing product, then both of us must attempt to establish acceptable terms under which we would co-promote the competing product for the remaining term of the Co-Promotion Agreement. Alternatively, we and Wyeth could agree upon another commercial relationship. If we and Wyeth are unable to establish acceptable terms, then we have the option at our discretion to reacquire all the marketing rights to Altace® and terminate the Co-Promotion Agreement upon 180 days prior written notice to Wyeth. In the event we decided to reacquire all the marketing rights to Altace® we would be obligated to pay Wyeth an amount of cash equal to twice the net sales of Altace® in the United States for the 12-month period preceding the reacquisition.

If we are unable to obtain approval of new HFA propellants for Intal® and Tilade®, our sales of these products could be adversely affected.
      Under government regulations, chlorofluorocarbon compounds are being phased out because of environmental concerns. Our products Intal® and Tilade® currently use these compounds as propellants. The FDA has issued an approvable letter with respect to the new drug application, or “NDA” covering a new inhaler for Intal® using the alternative propellant HFA. The approvable letter provides that final approval of the NDA for Intal® HFA is subject to addressing certain FDA comments solely pertaining to the chemistry, manufacturing, and controls section of the NDA covering the product. In the event we cannot also obtain final approval for alternative propellants for Intal® and Tilade® before the final phase-out date for use of chlorofluorocarbon compounds or if we are unable to maintain an adequate supply of chlorofluorocarbon compounds for the production of these products prior to this date, our ability to market these products could be materially adversely affected, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
      This volatility may have a significant impact on the market price of our common stock. Moreover, the possibility exists that the stock market in general, and in particular the securities of emerging pharmaceutical companies such as King, could experience extreme price and volume fluctuations unrelated to operating performance. The volatility of our common stock imposes a greater risk of capital losses on our shareholders than would a less volatile stock. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder’s holdings of our common stock.
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
      Noncompliance with applicable FDA policies or requirements could subject us to enforcement actions, such as suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies such as the Department of Veterans Affairs or the Department of Defense. These enforcement actions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
      We manufacture some pharmaceutical products containing controlled substances and, therefore, are also subject to statutes and regulations enforced by the DEA and similar state agencies which impose security, record keeping, reporting and personnel requirements on us. Additionally, we manufacture biological drug products for human use and are subject to regulatory obligations as a result of these aspects of our business. There are additional FDA and other regulatory policies and requirements covering issues such as advertising, commercially distributing, selling, sampling and reporting adverse events associated with our products with which we must continuously comply. Noncompliance with any of these policies or requirements could result in enforcement actions which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
      We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse effects. These risks exist for products in clinical development and with respect to products that have received regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $80.0 million for aggregate annual claims including a $20.0 million self-insured retention; however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are now not able to obtain product liability insurance with respect to our products Menest®, Delestrogen® and Pitocin®, each a women’s healthcare product. With respect to any product liability claims relating to these products, we could be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
      Commercial success in producing, marketing and selling branded prescription pharmaceutical products depends, in part, on the availability of adequate reimbursement from third-party health care payors, such as the government, private health insurers and managed care organizations. Third-party payors are increasingly challenging whether to reimburse certain pharmaceutical products and medical services. For example, many managed health care organizations limit reimbursement of pharmaceutical products. These limits may take the form of formularies with differential co-pay tiers. The resulting competition among pharmaceutical companies to maximize their product reimbursement has generally reduced growth in average selling prices across the industry. We cannot assure you that our products will be appropriately reimbursed or included on the formulary lists of managed care organizations or that downward pricing pressures in the industry generally will not negatively impact our operations.
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
      We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to include, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with these safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly (in the civil context), or knowingly and willfully (in the criminal context), presenting, or causing to be presented for payment to third-party payors (including Medicaid and Medicare) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products are currently a subject of investigation by the Office of Inspector General’s, and as such they are likely to be subject to scrutiny under these laws. As discussed in this “Risk Factors” section under the heading “The investigations by the Securities and Exchange Commission and Office of Inspector General of the Department of Health and Human Services, other possible governmental investigations, and securities, derivative, and ERISA litigation could have a material adverse effect on our business” and elsewhere in this report, we are in the process of quantifying and reporting to governmental agencies our underpayment of amounts due under Medicaid and other governmental pricing programs.
      Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicaid and Medicare. Any such violations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
      A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products, importation and reimportation of prescription products from countries outside the United States and changes in the levels at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, these proposals, as well as the adoption of any proposal, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has refused to implement this directive, in July 2003 the House of Representatives passed a similar bill that does not require the Secretary of Health and Human Services to act. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we receive for our products. Additionally, sales of our products in the United States could be adversely affected by the importation of products that some may deem to be equivalent to ours that are manufactured by others and are available outside the United States. Many States have implemented or are in the process of implementing regulations requiring pharmaceutical companies to provide them with certain marketing and pricing information. While we intend to comply with these regulations, we are unable at this time to predict or estimate the effect of these regulations, if any.
      Changes in the Medicare, Medicaid or other governmental programs or the amounts paid by those programs for our services may adversely affect our earnings. These programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, creates a voluntary prescription drug benefit under the Social Security Act, which we refer to as “Medicare Drug Benefit.” Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, will be eligible for the Medicare Drug Benefit. Regulations implementing the Medicare Drug Benefit were published January 28, 2005. The Medicare Drug Act requires that the Federal Trade Commission conduct a study and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. We are unable at this time to predict or estimate the financial effect of this new legislation.

The pharmaceutical industry is highly competitive, and other companies in our industry have much greater resources than we do.
      In our industry, comparatively smaller pharmaceutical companies like us compete with large, global pharmaceutical companies with substantially greater financial resources for the acquisition of products in development, currently marketed products, technologies and companies. We cannot assure you that

•	we will be able to continue to acquire commercially attractive pharmaceutical products, companies or technologies;

•	additional competitors will not enter the market; or

•	competition for acquisition of products in development, currently marketed products, companies and technologies will not have a material adverse effect on our business, financial condition and results of operations.
      We also compete with pharmaceutical companies in marketing and selling pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, developed or acquired by other pharmaceutical companies may be more effective or offered at lower prices than our current or future products. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of ours. We believe that competition for sales of our products is will continue to be based primarily on product efficacy, safety, reliability, availability and price.
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
      Our product Sonata® competes with other insomnia treatments in a highly competitive market. Additionally, other potential competitive insomnia products could enter the market within the next year.
      Our product Levoxyl® competes in a competitive and highly genericized market with other levothyroxine sodium products.
      We intend to market these products aggressively by, among other things:

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
A Warning About Forward-Looking Statements
      This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts that are not yet determinable. These statements also relate to our future prospects, developments and business strategies.
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
      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development and approval of binodenoson, our next generation cardiac pharmacologic stress-imaging agent; PT-141, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; T-62, an investigational drug for the treatment of neuropathic pain;

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
      As of June 30, 2005, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2004.
      We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method.
      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates rise and decrease as interest rates fall. In addition, the fair value of our convertible debentures is impacted by our stock price.

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
      As required by the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management previously conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. That previous evaluation concluded that, as of December 31, 2004, we did not maintain effective internal control over the period-end financial reporting process because we did not have a sufficient number of finance and accounting resources performing supervisory review and monitoring activities as a result of the loss of certain finance personnel, the challenges of hiring new personnel while a merger was pending and the resource requirements to address the previous restatement of our financial statements.
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

Remediation of Material Weakness
      We have increased and are continuing to increase the number of finance and accounting resources performing supervisory review and monitoring activities related to the period-end financial reporting process by actively recruiting additional managerial level finance and accounting resources. While we are still in the process of remediating the material weakness, this material weakness did not result in any adjustments or material misstatements of our financial statements as of March 31, 2005 or June 30, 2005.

Changes in Internal Control Over Financial Reporting
      Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

      Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2005.
      In making this evaluation, management considered the material weakness discussed above, together with the remedial steps we have taken.
      Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, due to the material weakness discussed above, our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that disclosure controls and procedures cannot provide absolute assurance of achieving the objectives of disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The information required by this Item is incorporated by reference to Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Item 4.	Submission of Matters to a Vote of Security Holders
      At the annual meeting of shareholders on May 31, 2005, the shareholders voted on the following proposals with the results as indicated:
      1. Elected five directors to serve as follows:

	For	Withhold Authority

Class III: (terms expiring 2007)
Gregory D. Jordan, Ph.D.	210,462,821	8,841,721
Brian A. Markison	215,468,119	3,836,423
Class I: (terms expiring 2008)
R. Charles Moyer, Ph.D.	210,515,123	8,789,419
D. Gregory Rooker	209,679,574	9,624,968
Ted G. Wood	210,796,552	8,507,990

Directors continuing in service include: Earnest W. Deavenport, Jr., Elizabeth M. Greetham and Philip M. Pfeffer.
      2. Ratified and approved the King Pharmaceuticals, Inc. Incentive Plan as follows:

For	144,920,198

Against	28,875,955

Abstention	1,409,855

Item 5.	Other Information

Approval of 2005 Executive Management Incentive Award
      On March 15, 2005, the Compensation and Human Resources Committee (the “Committee”) of the Company’s Board of Directors (the “Board”), approved the King Pharmaceuticals, Inc. 2005 Executive Management Incentive Award (the “EMIA”). The EMIA established annual bonus awards that may be earned by the Company’s executive officers for fiscal year 2005.
      The establishment of the 2005 EMIA involved setting threshold, target and stretch goals, along with related award percentages, for each executive. These goals and award percentages are to be used to determine the amount of each executive’s award, if any. The 2005 award payments will be paid based on the achievement of predetermined revenue targets and earnings per share ratios, in addition to approximately four individual operational objectives. The award percentage to be determined for each financial objective is based on the respective executive’s ability to impact the accomplishment of that objective. The award percentage of each operational objective is based on the importance of that objective to the Company’s overall success. The actual award payments will depend upon whether and the extent to which the specific objectives are achieved.
      Also on March 15, 2005, the Committee approved the individual operational objectives applicable to the Chief Executive Officer and the Company’s other executive officers. These objectives are generally individually tailored to the particular executive officer’s business unit, division or functional area. The foregoing description is a summary only. Interested persons should refer to the actual EMIA attached hereto as Exhibit 10.4 and incorporated herein by reference.

Approval of Incentive Plan
      On May 31, 2005, at the Company’s annual meeting of shareholders, the Company’s shareholders approved the King Pharmaceuticals, Inc. Incentive Plan (the “Incentive Plan”). The Incentive Plan provides for the issuance to employees and directors of the Company of up to 30,000,000 shares of the Company’s common stock through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and equity-based performance awards, as well as cash. The purpose of the Incentive Plan is to foster and promote the long-term financial success of the Company and materially increase shareholder value.
      The Company previously adopted the 1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc. (the “Stock Option Plan”) and the 1998 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”), which were intended to provide similar equity-based compensation incentives through the grant of stock options. Effective upon the adoption of the Incentive Plan by the Company’s shareholders on May 31, 2005, the Stock Option Plan and the Non-Employee Director Plan terminated. All outstanding grants under either the Stock Option Plan or the Non-Employee Director Plan have continued in full force and effect, subject to their original terms. A copy of the Incentive Plan is attached as Appendix B to the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on April 28, 2005, and is incorporated herein by reference.

Amendment of Non-Employee Director Compensation Policy
      On July 22, 2005, the Board amended the Compensation Policy for Non-Employee Directors of King Pharmaceuticals, Inc., as amended (the “Policy”), to include an annual Non-Executive Chairman of the Board Retainer in the amount of $150,000. The Policy, as amended and restated, is attached hereto as Exhibit 10.6, and is incorporated herein by reference.

2005 Increases to Base Salaries
      On July 22, 2005, the Board, upon recommendation of the Committee, approved increases to the 2005 annual base salaries of Brian A. Markison, President and Chief Executive Officer, Stephen J. Andrzejewski, Chief Commercial Officer, and Frederick Brouillette, Jr., Corporate Compliance Officer, to $825,000, $380,000 and $296,000, respectively.
      Such salary increases are set forth in the Salary Amendments For Certain Executive Officers chart attached hereto as Exhibit 10.7, and incorporated herein by reference.

Adoption of Executive Deferred Compensation Plan
      On July 20, 2005, the Committee approved the King Pharmaceuticals, Inc. Executive Deferred Compensation Plan (the “Deferred Compensation Plan”). The purpose of the Deferred Compensation Plan is to provide certain key employees of the Company and its wholly-owned subsidiaries with an opportunity to voluntarily defer receipt of a portion of their salary, bonus, and other specified cash compensation into a variety of investment options beginning on September 1, 2005. The Deferred Compensation Plan is intended to be an unfunded arrangement within the meaning of the Employee Retirement Income Security Act of 1974, as amended. The foregoing description is a summary only. A copy of the Deferred Compensation Plan is attached hereto as Exhibit 10.8, and is incorporated herein by reference.

Item 6.	Exhibits
      (a) Exhibits

10.1		—	Offer letter to Joseph Squicciarino dated May 25, 2005.
10.2		—	Offer letter to Eric J. Bruce dated May 19, 2005.
10	.3*	—	Retirement and Consulting Agreement, dated as of April 1, 2005, and Waiver, Release and Non-Solicitation, Noncompete and Nondisclosure Agreement, dated as of May 12, 2005, by and between King Pharmaceuticals, Inc. and James R. Lattanzi.
10.4		—	2005 Executive Management Incentive Award.
10.5		—	King Pharmaceuticals, Inc. Incentive Plan (incorporated by reference to the definitive proxy statement, filed April 28, 2005, related to the 2005 annual meeting of shareholders).
10.6		—	Compensation Policy for Non-Employee Directors.
10.7		—	Salary Amendments For Certain Executive Officers.
10.8		—	King Pharmaceuticals, Inc. Executive Deferred Compensation Plan.
31.1		—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Joseph Squicciarino, Chief Financial Officer of King Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Joseph Squicciarino, Chief Financial Officer of King Pharmaceuticals, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison

Brian A. Markison
President and Chief Executive Officer
Date: August 9, 2005

By:	/s/ Joseph Squicciarino

Joseph Squicciarino
Chief Financial Officer
Date: August 9, 2005