Form 10-Q
period 2005-09-30
KING PHARMACEUTICALS INC
filed 2005-11-10
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
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
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐          No ☑
      Number of shares outstanding of Registrant’s common stock as of November 8, 2005: 241,793,991

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,
	2005	December 31,
	(Unaudited)	2004

ASSETS
Current Assets:
Cash and cash equivalents	$80,230	$192,656
Investments in debt securities	557,937	149,430
Restricted cash	130,400	97,730
Marketable securities	13,054	16,498
Accounts receivable, net of allowance for doubtful accounts of $12,962 and $15,348, respectively	251,985	180,963
Inventories	218,739	274,412
Deferred income tax assets	125,335	153,979
Prepaid expenses and other current assets	67,427	61,395

Total current assets	1,445,107	1,127,063

Property, plant and equipment, net	288,740	280,731
Intangible assets, net	1,068,539	1,285,961
Goodwill	121,152	121,152
Deferred income tax assets	144,744	92,931
Other assets (includes restricted cash of $14,044 and $2,775, respectively)	29,053	16,318

Total assets	$3,097,335	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$58,088	$92,920
Accrued expenses	542,332	596,010
Income taxes payable	64,802	—

Total current liabilities	665,222	688,930

Long-term debt	345,000	345,000
Other liabilities	25,236	41,436

Total liabilities	1,035,458	1,075,366

Commitments and contingencies (Note 8)
Shareholders’ equity	2,061,877	1,848,790

Total liabilities and shareholders’ equity	$3,097,335	$2,924,156

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Revenues:
Net sales	$495,688	$374,432	$1,289,619	$903,617
Royalty revenue	22,344	20,252	59,977	58,128

Total revenues	518,032	394,684	1,349,596	961,745

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	92,257	97,422	255,677	266,087

Selling, general and administrative, exclusive of co-promotion fees	111,638	97,810	305,911	289,537
Medicaid related charge (Note 8)	—	—	—	65,000
Mylan transaction costs	466	2,787	3,898	5,913
Co-promotion fees	70,346	39,301	162,588	82,247

Total selling, general and administrative expense	182,450	139,898	472,397	442,697

Research and development	24,049	16,280	53,021	49,780
Research and development-in process upon acquisition	—	17,145	—	17,145

Total research and development	24,049	33,425	53,021	66,925

Depreciation and amortization	31,352	38,843	112,698	116,627
Intangible asset impairment	—	97,320	126,923	132,257
Restructuring charges (Note 12)	597	4,674	2,603	10,828
Gain on sale of products	(20)	(5,245)	(1,458)	(9,524)

Total operating costs and expenses	330,685	406,337	1,021,861	1,025,897

Operating income (loss)	187,347	(11,653)	327,735	(64,152)

Other income (expense):
Interest income	5,253	1,124	11,463	3,259
Interest expense	(3,136)	(3,147)	(8,876)	(9,518)
Valuation charge — convertible notes receivable	—	—	—	(2,887)
Gain (loss) on investment	1,040	(6,520)	(6,182)	(6,520)
Other, net	(751)	(640)	(2,047)	(175)

Total other income (expense)	2,406	(9,183)	(5,642)	(15,841)

Income (loss) from continuing operations before income taxes	189,753	(20,836)	322,093	(79,993)
Income tax expense (benefit)	67,109	(17,197)	111,302	(14,372)

Income (loss) from continuing operations	122,644	(3,639)	210,791	(65,621)

Discontinued operations (Note 7):
(Loss) income from discontinued operations, including loss on impairment	(1,226)	(6,996)	2,607	(172,310)
Income tax (benefit) expense	(439)	(2,621)	989	(62,915)

(Loss) income from discontinued operations, net	(787)	(4,375)	1,618	(109,395)

Net income (loss)	$121,857	$(8,014)	$212,409	$(175,016)

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.50	$(0.01)	$0.87	$(0.27)
Total (loss) income from discontinued operations	0.00	(0.02)	0.01	(0.45)

Net income (loss)	$0.50	$(0.03)	$0.88	$(0.72)

Diluted:
Income (loss) from continuing operations	$0.50	$(0.01)	$0.87	$(0.27)
Total (loss) income from discontinued operations	0.00	(0.02)	0.01	(0.45)

Net income (loss)	$0.50	$(0.03)	$0.88	$(0.72)

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Income	Total

Balance at December 31, 2003	241,190,852	$1,205,970	$797,408	$1,113	$2,004,491
Comprehensive income:
Net loss	—	—	(175,016)	—	(175,016)
Net unrealized loss on marketable securities, net of tax of $159	—	—	—	(295)	(295)
Foreign currency translation	—	—	—	32	32

Total comprehensive loss					(175,279)
Stock option activity	454,754	4,220	—	—	4,220

Balance at September 30, 2004	241,645,606	$1,210,190	$622,392	$850	$1,833,432

Balance at December 31, 2004	241,706,583	$1,210,647	$637,120	$1,023	$1,848,790
Comprehensive income:
Net income	—	—	212,409	—	212,409
Net unrealized gain on marketable securities, net of tax of $10	—	—	—	75	75
Foreign currency translation	—	—	—	(79)	(79)

Total comprehensive income					212,405
Stock option activity	79,399	682	—	—	682

Balance at September 30, 2005	241,785,982	$1,211,329	$849,529	$1,019	$2,061,877

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,

	2005	2004

Cash flows from operating activities of continuing operations	$404,823	$158,293

Cash flows from investing activities of continuing operations:
Transfers (to) from restricted cash	(73,544)	344
Investments in debt securities	(2,499,779)	(1,477,077)
Purchases of property, plant and equipment	(32,334)	(41,916)
Purchases of product rights	—	(1,000)
Proceeds from debt securities	2,091,272	1,431,544
Proceeds from the sale of products	—	27,388
Proceeds from sale of marketable securities	6,453	—
Proceeds from sale of assets	1	115
Acquisition of primary care business of Elan	—	(36,000)
Palatin collaboration	(10,000)	(20,000)

Net cash used in investing activities of continuing operations	(517,931)	(116,602)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	682	4,220
Payments on other long-term debt and capital lease obligations	—	(97)

Net cash provided by financing activities of continuing operations	682	4,123

Net cash provided by discontinued operations	—	10,751

Increase (decrease) in cash and cash equivalents	(112,426)	56,565
Cash and cash equivalents, beginning of period	192,656	43,128

Cash and cash equivalents, end of period	$80,230	$99,693

See accompanying notes.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 and 2004
(Unaudited)
(In thousands, except per share data)

1.	General
      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) have been prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.
      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Stock Compensation
      The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148. Accordingly, since options were granted at a strike price equal to market price at the date of grant, no compensation cost has been recognized for stock options granted to date. Had compensation costs for the Company’s stock compensation plans been determined for options granted, consistent with SFAS No. 123, the Company’s net income (loss), basic income (loss) per common share and diluted income (loss) per common share would include adjustments for the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Net income (loss):
As reported	$121,857	$(8,014)	$212,409	$(175,016)
Less: pro forma compensation costs for options granted	(1,025)	(1,719)	(3,892)	(5,287)

Pro forma	$120,832	$(9,733)	$208,517	$(180,303)

Basic income (loss) per share:
As reported	$0.50	$(0.03)	$0.88	$(0.72)

Pro forma	$0.50	$(0.04)	$0.86	$(0.75)

Diluted income (loss) per common share:
As reported	$0.50	$(0.03)	$0.88	$(0.72)

Pro forma	$0.50	$(0.04)	$0.86	$(0.75)

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share
      The basic and diluted income (loss) per common share was determined using the following share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Basic income (loss) per common share:
Weighted average common shares	241,755	241,551	241,737	241,411

Diluted income (loss) per common share:
Weighted average common shares	241,755	241,551	241,737	241,411
Effect of stock options	152	—	94	—

Weighted average common shares	241,907	241,551	241,831	241,411

      For the three months ended September 30, 2004, options to purchase 746 shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been anti-dilutive and would have reduced the loss per share. For the nine months ended September 30, 2004, options to purchase 826 shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been anti-dilutive and would have reduced the loss per share. The Company’s convertible debentures could also be converted into 6,878 shares of common stock in the future, subject to certain contingencies outlined in the indenture relating to those debentures. The convertible debentures are anti-dilutive, and they were not included in the calculation of diluted income (loss) per common share.

4.	Inventories
      Inventories consist of the following:

	September 30,	December 31,
	2005	2004

Raw materials	$136,912	$168,541
Work-in-process	20,092	20,287
Finished goods (including $8,793 and $11,350 of sample inventory, respectively)	94,069	133,527

	251,073	322,355
Inventory valuation allowance	(32,334)	(47,943)

	$218,739	$274,412

5.	Property, Plant and Equipment
      The Company’s Rochester, Michigan facility manufactures products for the Company and various third parties. As of September 30, 2005, the net carrying value of the property, plant and equipment at the Rochester facility was $95,231. Overall production volume at this facility has been declining. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if the

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is not successful in transferring additional production to the Rochester facility, the Company may have to write off a portion of the property, plant and equipment associated with this facility.

6.	Intangible Assets and Goodwill
      The following table reflects the components of intangible assets as of September 30, 2005:

	Gross
	Carrying	Accumulated
	Amount	Amortization

Trademarks and product rights	$1,243,788	$277,756
Patents	267,049	165,284
Other intangibles	9,459	8,717

Total intangible assets	$1,520,296	$451,757

      Amortization expense for the three months ended September 30, 2005 and 2004 was $23,667 and $31,834, respectively. Amortization expense for the nine months ended September 30, 2005 and 2004 was $90,499 and $96,585, respectively.
      As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, prescriptions for Sonata® did not meet expectations. As a result, the Company lowered its future sales forecast which decreased the estimated undiscounted future cash flows associated with these assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $126,923 during the second quarter of 2005 to adjust the carrying value of the Sonata® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Sonata® based on its estimated discounted future cash flows. Sonata® is included in the Company’s branded pharmaceuticals reporting segment.
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
      Demand for some of the Company’s products, including but not limited to Intal®, Tilade®, Synercid®, and Corzide®, has been declining. The net intangible assets associated with these four specific products total approximately $240,084. These intangible assets are not currently impaired based on estimated undiscounted future cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, the Company may have to write off a portion or all of these intangible assets.
      Goodwill at December 31, 2004 and September 30, 2005 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,410	$121,152

7.	Discontinued Operations
      On March 30, 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products. On November 22, 2004, the Company

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000.
      The Prefest® and Nordette® product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Prefest® and Nordette® formerly were included in the Company’s branded pharmaceuticals segment. During the first quarter of 2004, the Company wrote down intangible assets by the amount of $169,591 to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less expected costs to sell. The Company determined the fair value of these assets based on management’s discounted cash flow projections for the products. During each of the quarters of 2005, adjustments to reserves for product returns and rebates associated with Prefest® and Nordette® due to changes in estimates were the primary source of activity from discontinued operations.
      Summarized financial information for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total revenues	$(1,228)	$(689)	$2,606	$13,250
Operating (loss) income, including expected loss on disposal	(1,226)	(6,996)	2,607	(172,310)
Net (loss) income	$(787)	$(4,375)	$1,618	$(109,395)

8.	Contingencies

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
      In addition, King Pharmaceuticals Research and Development, Inc. (“King R&D”), successor to Jones Pharma Incorporated (“Jones”) and a wholly owned subsidiary of the Company, is a defendant in approximately 143 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine,

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits King R&D, as the successor to Jones, is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including but not limited to, product liability, strict liability, negligence, breach of warranty and misrepresentation.
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

Hormone Replacement Therapy
      The Company has been named as a defendant in ten lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Minnesota, Florida and Mississippi. The plaintiffs allege that King and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen,

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

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
      In August 2004, a defendant in the NYC action sought to have the action transferred to the United States District Court for the District of Massachusetts and combined with existing multi-district litigation, entitled “In re Pharmaceutical Industry Average Wholesale Pricing Litigation,” being heard by that court. A conditional transfer order was issued during September 2004 indicating that the action is subject to transfer for pretrial proceedings to the United States District Court for the District of Massachusetts. The Company intends to defend this lawsuit vigorously but is unable currently to predict the outcome or reasonably estimate the range of loss, if any.
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

Settlement of Governmental Pricing Investigation
      On October 31, 2005, the Company entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the Offices of Inspectors General of the Department of Health and Human Services (“HHS/ OIG”) and the Department of Veterans Affairs to resolve the governmental investigations related to the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”) and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “State Settlement Agreements”). Some of the matters addressed by the settlement agreements were subject to a court seal, which was lifted on November 1, 2005.
      Pursuant to the Federal Settlement Agreement, the Company will make a payment of approximately $124,100, plus interest accruing at the rate of 3.75% from July 1, 2005. This amount includes approximately $62,100 representing the entire amount of underpayments to Medicaid and other governmental pricing programs from 1994 to 2002 and an equal amount to cover interest, costs and penalties. A total of approximately $50,600 of the $124,100 resolution amount has been earmarked for payment to 49 states and the District of Columbia. To date, the Company has received signed State Settlement Agreements from 48 states and the District of Columbia, which in the aggregate have been allocated approximately $50,400 of the resolution amount. The State Settlement Agreements are substantially identical to the Federal Settlement Agreement. Copies of the Federal Settlement Agreement,

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
a representative State Settlement Agreement and the Corporate Integrity Agreement described below were filed as exhibits to the Company’s Current Report on Form 8-K filed November 4, 2005.
      In addition, the Company has entered into a five-year corporate integrity agreement with HHS/ OIG (the “Corporate Integrity Agreement”) pursuant to which the Company is required, among other things, to keep in place its current compliance program, to provide periodic reports to HHS/ OIG and to submit to audits relating to its Medicaid rebate calculations.
      Consummation of the Federal Settlement Agreement and some State Settlement Agreements are subject to court approval. The federal action against the Company was filed under seal in the United States District Court for the Eastern District of Pennsylvania by an individual purportedly acting as a “relator” pursuant to the federal False Claims Act. The Company understands that the relator objects to the resolution provided in the Federal Settlement Agreement and that he may assert his right to a “fairness hearing”, which might not take place before mid-2006. The Company believes that the relator will not object to the amount of the settlement, but instead will argue that he should be awarded a larger share of the proceeds than the government believes is appropriate. The relator’s share, if any, would be paid solely by the government and would not affect the amount the Company is required to pay to resolve the matter.
      The relator has also filed claims in the United States District Court for the Eastern District of Pennsylvania against the Company purportedly on behalf of 13 states pursuant to the laws of those states. The Company believes that the relator will also object to the Company’s settlement with those states, as well as to the proposed settlements with the other states, because of disagreements over the relator’s share of the states’ proceeds. Resolution of the relator’s claim for a share is not expected to increase the Company’s settlement cost, but could delay consummation of some or all State Settlement Agreements until a hearing can be held, which might not take place before mid-2006.
      The relator has filed a motion for preliminary injunction in the United States District Court for the Eastern District of Pennsylvania seeking to require that the Company’s payments under the settlement agreements be held in the registry of the court pending a determination of the relator’s share. The Company will vigorously oppose this motion. The Company expects that the federal government, and possibly some of the states, will also oppose the motion. The Company believes it is likely that the court will decide the relator’s motion before year-end. If the court were to grant the relator’s motion for preliminary injunction or uphold any fairness objections raised by the relator, the affected governmental parties would not be required to consummate their settlement agreements. In that event, the Company believes that it is likely that most or all of the parties would enter into new agreements with the Company on substantially the same financial terms as the existing agreements, but can provide no assurance that they would do so.
      The relator has also filed a claim in the United States District Court for the Eastern District of Pennsylvania seeking damages from the Company because of allegations that the Company improperly retaliated against the relator. The Company denies the allegations and will vigorously contest this action. Resolution of this claim will not delay consummation of the settlements and is not expected to have a material adverse effect on the Company.
      The Company accrued in prior years a total of $130,400 in respect of its estimated underpayments to Medicaid and other governmental pricing programs and estimated settlement costs with all relevant governmental parties, which sum is classified as restricted cash and an accrued expense on the Company’s balance sheet. The Company believes that the existing accrual is sufficient to cover the full cost of all sums owed the federal and state governments pursuant to the settlement agreements, together with related obligations to reimburse the expenses of some of the parties.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The agreements described above will not resolve any of the previously disclosed civil suits that are pending against the Company and related individuals and entities discussed below in the section, “Securities and ERISA Litigation”.

SEC Investigation
      As previously reported, the SEC has also been conducting an investigation relating to the Company’s underpayments to governmental programs, as well as into the Company’s previously disclosed errors relating to reserves for product returns. While the SEC’s investigation is continuing with respect to the product returns issue, the Staff of the SEC has advised the Company that it has determined not to recommend enforcement action against the Company with respect to the aforementioned governmental pricing matter. The Staff of the SEC notified the Company of this determination pursuant to the final paragraph of Securities Act Release 5310. Although the SEC could still consider charges against individuals in connection with the governmental pricing matter, the Company does not believe that any governmental unit with authority to assert criminal charges is considering any charges of that kind.

Securities and ERISA Litigation
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
      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, the Company and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery and other proceedings in the case are continuing. The Court has set a trial date of April 10, 2007.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (”ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the ’258 patent) and 5,061,722 (the ’722 patent), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the ’856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
filing of that suit provides the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. On October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. Trial is not scheduled to begin before November 2005.
      Lupin Ltd. (“Lupin”) has also filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, the Company filed a civil action for infringement of the ’722 patent against Lupin in the U.S. District Court for the District of Maryland. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005.
      The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2005, the Company had net intangible assets related to Altace® of $245,697. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the intangible assets associated with this product.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2005, the Company had net intangible assets related to Skelaxin® of $174,271. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.
      The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin in the event the Company faces generic competition for Skelaxin. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ’877 patent) is assigned to King and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. King and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (‘Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce their rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months from no earlier than April 16, 2005. The Company intends to vigorously enforce its rights under the ’877 patent. If a generic version of Adenoscan® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the ’538 patent) listed in the Orange Book which expires in June 2008. King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. The Company intends to vigorously enforce its rights under the ’538 patent. As of September 30, 2005, the Company had net intangible assets related to Sonata® of $59,513. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.
     Other Contingencies
      The Company has a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement requires the Company to purchase certain minimum levels of ramipril as long as the Company maintains market exclusivity on Altace® in the United States. If sales of Altace® do not increase at the currently anticipated rates, if the Company is unable to maintain market exclusivity for Altace® in accordance with current expectations, if the Company’s product life cycle management is not successful, or if the Company does not terminate the supply agreement at an optimal time, the Company may incur losses in connection with the purchase commitments under the supply agreement. In the event the Company incurs losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon the Company’s results of operations and cash flows.
      The Company orders metaxalone, the active ingredient in Skelaxin® from two suppliers. Should a generic version of Skelaxin® enter the market, the Company could incur losses in connection with purchase commitments of metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

9.	Accounting Developments
      In December 2004, the FASB issued SFAS No. 123(R) “Share-based Payment”, that requires the Company to expense costs related to share-based payment transactions with employees. The SEC has issued an Amendment to Rule 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the first annual reporting period beginning on or after June 15, 2005. The Company is in the process of evaluating the effect that SFAS No. 123(R) will have on the Company’s financial reporting.
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

10.	Income Taxes
      The effective tax rate varies from the statutory rate for the three months and nine months ended September 30, 2005 primarily due to state taxes and tax benefits related to charitable contributions of inventory and tax-exempt interest income. The effective tax rate varied from the statutory rate for the three months ended September 30, 2004 primarily due to a change in estimate in the effective tax rate for the year ended December 31, 2004 as the result of changes in estimated pre-tax income for the year and higher estimates of charitable donations for the year. The effective tax rate varied from the statutory rate for the nine months ended September 30, 2004 primarily due to the nondeductibility of certain estimated Medicaid settlement charges (Note 8) and the establishment of a valuation allowance against state deferred tax assets.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total revenues:
Branded pharmaceuticals	$454,548	$334,839	$1,176,627	$788,912
Meridian Medical Technologies	38,366	33,934	96,998	96,115
Royalties	22,344	20,252	59,977	58,128
Contract manufacturing and other	229,112	212,319	478,323	497,750
Eliminations	(226,338)	(206,660)	(462,329)	(479,160)

Consolidated total net revenues	$518,032	$394,684	$1,349,596	$961,745

Segment profit:
Branded pharmaceuticals	$387,360	$261,293	$995,154	$598,911
Meridian Medical Technologies	19,948	18,028	50,425	51,482
Royalties	20,194	17,602	53,140	49,757
Contract manufacturing and other	(1,727)	339	(4,800)	(4,492)
Other operating costs and expense	(238,428)	(308,915)	(766,184)	(759,810)
Other income (expense)	2,406	(9,183)	(5,642)	(15,841)

Income (loss) from continuing operations before tax	$189,753	$(20,836)	$322,093	$(79,993)

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of	As of
	September 30,	December 31,
	2005	2004

Total assets:
Branded pharmaceuticals	$2,709,373	$2,530,725
Meridian Medical Technologies	255,003	275,850
Royalties	24,708	22,430
Contract manufacturing and other	108,251	95,151

Consolidated total assets	$3,097,335	$2,924,156

      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Total revenues:
Cardiovascular	$177,071	$128,579	$415,332	$269,233
Anti-infective	23,128	17,024	65,422	38,528
Critical care	54,869	54,879	173,395	134,227
Endocrinology	51,001	30,412	150,136	99,801
Respiratory	3,277	3,652	11,854	13,747
Neuroscience	135,515	86,035	333,021	206,783
Other branded	9,687	14,258	27,467	26,593

Consolidated branded pharmaceutical revenues	$454,548	$334,839	$1,176,627	$788,912

12.	Restructuring Activities
      During 2005, the Company incurred restructuring charges as a result of the relocation of the Company’s sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey, and the decision to end principal operations of a small subsidiary of Meridian Medical Technologies located in Northern Ireland. A summary of the types of costs accrued and incurred are summarized below:

	Accrued			Accrued					Accrued
	Balance at	Income		Balance at	Income				Balance at
	December 31,	Statement		June 30,	Statement				September 30,
	2004	Impact	Payments	2005	Impact	Payments		Non-cash	2005

Employee relocation	$—	$322	$322	$—	$	$		$—	$—
Facility demolition costs	924	—	—	924	—		—	—	924
Termination of lease	—	1,733	1,733	—	—		—	—	—
Other	—	(49)	(49)	—	597		97	500	—

	$924	$2,006	$2,006	$924	$597		$97	$500	$924

      All of the restructuring charges in 2005 relate to the Meridian Medical Technologies segment, except for $322 related to the branded pharmaceutical segment. As of September 30, 2005, accrued restructuring charges relate to the Company’s contract manufacturing segment.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Investments in Debt Securities
      The Company invests in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. Historically, the Company has classified auction rate securities as “Cash and Cash Equivalents” due to the liquidity provided by the auction process. In accordance with generally accepted accounting principles, the Company is now classifying auction rate securities for all periods presented as “Investments in Debt Securities” in the accompanying consolidated balance sheet.
      As of September 30, 2005 and December 31, 2004, auction rate securities totaled $557,937 and $149,430, respectively. In addition, the Company has also reflected this change in classification in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2005 and September 30, 2004, resulting in decreases of $408,507 and $45,533, respectively, in cash from investing activities representing the increases in its holdings in auction rate securities. As of December 31, 2003 and 2002 auction rate securities totaled $102,925 and $518,500, respectively. The resulting change in cash from investing activities for the years ended 2004, 2003 and 2002 was a decrease of $46,505, and increases of $415,575 and $239,125, respectively.
      This change in classification had no effect on previously reported total current assets, total assets, working capital, results of operations or financial covenants, and does not affect previously reported cash flows from operating or financing activities.

14.	Marketable Securities
      During the third quarter of 2005, the Company sold its equity interest in Novavax, Inc. resulting in a gain on the sale of $1,040. During the first and second quarters of 2005, the Company incurred charges of $6,853 and $369, respectively, due to the determination that the decline in fair value of our equity interest in Novavax at March 31, 2005 and June 30, 2005 was other than temporary.
      Additionally, in the third quarter of 2005, King invested $10,000 in Palatin Technologies, Inc. under the terms of the collaboration agreement with Palatin entered into in August 2004. King received 4,499 shares of common stock and 720 warrants for the right to purchase Palatin Technologies, Inc. common stock. Of the total investment, $9,149 was allocated to the common stock and $851 was allocated to the warrants.

15.	Change in Estimate
      The Company’s calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return. The Company also considers current wholesale inventory levels of the Company’s products. Based on data received pursuant to the Company’s inventory management agreements with its three key wholesale customers, there was a significant reduction of wholesale inventory levels of the Company’s products during the first quarter of 2005. This reduction was primarily due to sales to retail outlets by the Company’s wholesale customers, not returns of these products to the Company. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the Company’s reserve for returns by approximately $25,000 and increased net sales from branded pharmaceuticals by the same amount. During the second quarter of 2005, the Company decreased its reserve for returns by approximately $5,000 and increased its net sales from branded pharmaceuticals by the same amount as a result of an additional reduction in wholesale inventory levels of the Company’s branded products.
      During the third quarter of 2005, the Company’s actual returns of branded pharmaceutical products continued to decrease significantly compared to actual returns during the quarterly periods in 2004 and the

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
first quarter of 2005. Additionally, based on data received pursuant to the Company’s inventory management agreements with its key wholesale customers, the Company continued to experience normalized wholesale inventory levels of its branded pharmaceutical products during the third quarter of 2005. Accordingly, the Company believes that the rate of returns experienced during the second and third quarters of 2005 is more indicative of what it should expect in future quarters and has adjusted its returns reserve accordingly. This change in estimate resulted in a decrease of approximately $15,000 in the returns reserve in the third quarter of 2005 and a corresponding increase in net sales from branded pharmaceutical products. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $5,000. The effect of the change in estimate on operating income was, therefore, approximately $10,000.
      As a result of the Company’s previously disclosed determination that it underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, as further discussed in Note 8, the Company refined the calculation to compute the Average Manufacturer’s Price (“AMP”) and Best Price in compliance with federal laws and regulations. During the third quarter of 2005, the Company began reporting to the Centers for Medicare and Medicaid Services using the refined calculation for computing AMP and Best Price. In addition, during the third quarter of 2005, the Company recalculated rebates due with respect to prior quarters utilizing the refined AMP and Best Price calculations. As a result of this updated information, during the third quarter of 2005, the Company decreased its reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products by approximately $21,000, approximately $13,000 of which related to the first and second quarters of 2005 and the balance of which related to prior periods. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $6,000, approximately $2,000 of which related to the first and second quarters of 2005 and the balance of which related to prior periods. The effect of the change in estimate on operating income was, therefore, approximately $15,000, approximately $11,000 of which related to the first and second quarters of 2005 and the balance of which related to prior periods.

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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	September 30, 2005
	(Unaudited)					December 31, 2004

			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$78,250	$(183)	$2,163	$—	$80,230	$164,451	$27,035	$1,170	$—	$192,656
Investments in debt securities	557,937	—	—	—	557,937	149,430	—	—	—	149,430
Restricted cash	130,400	—	—	—	130,400	66,543	31,187	—	—	97,730
Marketable securities	13,054	—	—	—	13,054	16,498	—	—	—	16,498
Accounts receivable, net	49	251,734	202	—	251,985	3,344	174,797	2,822	—	180,963
Inventories	181,689	36,468	582	—	218,739	237,448	36,743	221	—	274,412
Deferred income tax assets	25,780	99,555	—	—	125,335	32,809	121,170	—	—	153,979
Prepaid expenses and other current assets	15,197	52,230	—	—	67,427	22,846	38,481	68	—	61,395

Total current assets	1,002,356	439,804	2,947	—	1,445,107	693,369	429,413	4,281	—	1,127,063

Property, plant and equipment, net	107,021	181,719	—	—	288,740	112,416	168,313	2	—	280,731
Intangible assets, net	72	1,058,672	9,795	—	1,068,539	194	1,275,474	10,293	—	1,285,961
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Deferred income tax assets	(6,370)	151,114	—	—	144,744	14,197	78,734	—	—	92,931
Other assets	28,813	240	—	—	29,053	16,078	240	—	—	16,318
Investments in subsidiaries	2,358,500	—	—	(2,358,500)	—	2,186,234	—	—	(2,186,234)	—

Total assets	$3,490,392	$1,952,701	$12,742	$(2,358,500)	$3,097,335	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,634	$28,414	$40	$—	$58,088	$61,427	$31,339	$154	$—	$92,920
Accrued expenses	120,584	421,758	(10)	—	542,332	125,095	470,899	16	—	596,010
Income taxes payable	13,502	52,409	(1,109)	—	64,802	—	—	—	—	—

Total current liabilities	163,720	502,581	(1,079)	—	665,222	186,522	502,238	170	—	688,930

Long-term debt	345,000	—	—	—	345,000	345,000	—	—	—	345,000
Other liabilities	22,461	2,775	—	—	25,236	29,417	12,019	—	—	41,436
Intercompany payable (receivable)	897,334	(906,229)	8,895	—	—	612,759	(620,511)	7,752	—	—

Total liabilities	1,428,515	(400,873)	7,816	—	1,035,458	1,173,698	(106,254)	7,922	—	1,075,366

Shareholders’ equity	2,061,877	2,353,574	4,926	(2,358,500)	2,061,877	1,848,790	2,179,580	6,654	(2,186,234)	1,848,790

Total liabilities and shareholders’ equity	$3,490,392	$1,952,701	$12,742	$(2,358,500)	$3,097,335	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2005					Three Months Ended September 30, 2004

			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$200,301	$495,280	$221	$(200,114)	$495,688	$177,050	$373,241	$427	$(176,286)	$374,432
Royalty revenue	—	22,344	—	—	22,344	—	20,252	—	—	20,252

Total revenues	200,301	517,624	221	(200,114)	518,032	177,050	393,493	427	(176,286)	394,684

Operating costs and expenses:
Cost of revenues	34,162	258,087	122	(200,114)	92,257	31,938	241,596	174	(176,286)	97,422
Selling, general and administrative	59,403	121,027	1,554	—	181,984	47,379	89,629	103	—	137,111
Medicaid related charges	—	—	—	—	—	—	—	—	—	—
Mylan transaction costs	466	—	—	—	466	2,787	—	—	—	2,787
Research and development	174	23,875	—	—	24,049	120	33,305	—	—	33,425
Depreciation and amortization	3,959	27,226	167	—	31,352	4,345	34,384	114	—	38,843
Intangible asset impairment	—	—	—	—	—	4,400	92,920	—	—	97,320
Restructuring charges	—	597	—	—	597	1,363	3,311	—	—	4,674
Gain on sale of products	—	(20)	—	—	(20)	(4,022)	(1,223)	—	—	(5,245)

Total operating costs and expenses	98,164	430,792	1,843	(200,114)	330,685	88,310	493,922	391	(176,286)	406,337

Operating income (loss)	102,137	86,832	(1,622)	—	187,347	88,740	(100,429)	36	—	(11,653)
Other income (expense):
Interest income	5,244	9	—	—	5,253	880	244	—	—	1,124
Interest expense	(3,105)	(31)	—	—	(3,136)	(3,058)	(89)	—	—	(3,147)
Gain (loss) on investment	1,040	—	—	—	1,040	(6,520)	—	—	—	(6,520)
Other, net	(312)	(425)	(14)	—	(751)	(222)	(440)	22	—	(640)
Equity in earnings (loss) of subsidiaries	69,255	—	—	(69,255)	—	(69,147)	—	—	69,147	—
Intercompany interest (expense) income	(18,952)	19,122	(170)	—	—	(9,565)	9,565	—	—	—

Total other income (expense)	53,170	18,675	(184)	(69,255)	2,406	(87,632)	9,280	22	69,147	(9,183)

Income (loss) from continuing operations before income taxes	155,307	105,507	(1,806)	(69,255)	189,753	1,108	(91,149)	58	69,147	(20,836)
Income tax expense (benefit)	33,450	34,291	(632)	—	67,109	9,229	(26,446)	20	—	(17,197)

Income (loss) from continuing operations	121,857	71,216	(1,174)	(69,255)	122,644	(8,121)	(64,703)	38	69,147	(3,639)

Discontinued operations:
(Loss) income from discontinued operations, including loss on impairment	—	(1,226)	—	—	(1,226)	170	(7,166)	—	—	(6,996)
Income tax (benefit) expense	—	(439)	—	—	(439)	63	(2,684)	—	—	(2,621)

(Loss) income from discontinued operations, net	—	(787)	—	—	(787)	107	(4,482)	—	—	(4,375)

Net income (loss)	$121,857	$70,429	$(1,174)	$(69,255)	$121,857	$(8,014)	$(69,185)	$38	$69,147	$(8,014)

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2005					Nine Months Ended September 30, 2004

			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$396,709	$1,287,531	$805	$(395,426)	$1,289,619	$405,319	$901,428	$1,310	$(404,440)	$903,617
Royalty revenue	—	59,977	—	—	59,977	—	58,128	—	—	58,128

Total revenues	396,709	1,347,508	805	(395,426)	1,349,596	405,319	959,556	1,310	(404,440)	961,745

Operating costs and expenses:
Cost of revenues	106,187	544,478	438	(395,426)	255,677	99,102	570,997	428	(404,440)	266,087
Selling, general and administrative	151,341	315,477	1,681	—	468,499	132,454	238,286	1,044	—	371,784
Medicaid related charges	—	—	—	—	—	65,000	—	—	—	65,000
Mylan transaction costs	3,898	—	—	—	3,898	5,913	—	—	—	5,913
Research and development	466	52,555	—	—	53,021	375	66,550	—	—	66,925
Depreciation and amortization	11,768	100,431	499	—	112,698	12,997	103,304	326	—	116,627
Intangible asset impairment	—	126,923	—	—	126,923	4,400	127,857	—	—	132,257
Restructuring charges	322	2,281	—	—	2,603	7,611	3,217	—	—	10,828
Gain on sale of products	—	(1,458)	—	—	(1,458)	(4,022)	(5,502)	—	—	(9,524)

Total operating costs and expenses	273,982	1,140,687	2,618	(395,426)	1,021,861	323,830	1,104,709	1,798	(404,440)	1,025,897

Operating income (loss)	122,727	206,821	(1,813)	—	327,735	81,489	(145,153)	(488)	—	(64,152)
Other income (expense):
Interest income	10,966	497	—	—	11,463	2,691	568	—	—	3,259
Interest expense	(8,827)	(49)	—	—	(8,876)	(9,425)	(93)	—	—	(9,518)
Valuation charge — convertible notes receivable	—	—	—	—	—	(2,887)	—	—	—	(2,887)
Gain (loss) on investment	(6,182)	—	—	—	(6,182)	(6,520)	—	—	—	(6,520)
Other, net	(494)	(1,178)	(375)	—	(2,047)	(709)	603	(69)	—	(175)
Equity in earnings (loss) of subsidiaries	172,344	—	—	(172,344)	—	(184,371)	—	—	184,371	—
Intercompany interest (expense) income	(47,942)	48,412	(470)	—	—	(24,895)	24,895	—	—	—

Total other income (expense)	119,865	47,682	(845)	(172,344)	(5,642)	(226,116)	25,973	(69)	184,371	(15,841)

Income (loss) from continuing operations before income taxes	242,592	254,503	(2,658)	(172,344)	322,093	(144,627)	(119,180)	(557)	184,371	(79,993)
Income tax expense (benefit)	30,183	82,049	(930)	—	111,302	30,300	(44,477)	(195)	—	(14,372)

Income (loss) from continuing operations	212,409	172,454	(1,728)	(172,344)	210,791	(174,927)	(74,703)	(362)	184,371	(65,621)

Discontinued operations:
Income (loss) from discontinued operations, including loss on impairment	—	2,607	—	—	2,607	(139)	(172,171)	—	—	(172,310)
Income tax expense (benefit)	—	989	—	—	989	(50)	(62,865)	—	—	(62,915)

Income (loss) from discontinued operations, net	—	1,618	—	—	1,618	(89)	(109,306)	—	—	(109,395)

Net income (loss)	$212,409	$174,072	$(1,728)	$(172,344)	$212,409	$(175,016)	$(184,009)	$(362)	$184,371	$(175,016)

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended				Nine Months Ended
	September 30, 2005				September 30, 2004

			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

	(Unaudited)
	(In thousands)
Cash flows from operating activities of continuing operations	$122,662	$282,310	$(149)	$404,823	$58,772	$100,453	$(932)	$158,293

Cash flows from investing activities of continuing operations:
Transfers (to) from restricted cash	(75,126)	1,582	—	(73,544)	1,115	(771)	—	344
Investments in debt securities	(2,499,779)	—	—	(2,499,779)	(1,477,077)	—	—	(1,477,077)
Purchases of property, plant and equipment	(6,941)	(25,393)	—	(32,334)	(10,032)	(31,882)	(2)	(41,916)
Purchases of product rights	—	—	—	—	—	(50)	(950)	(1,000)
Proceeds from debt securities	2,091,272	—	—	2,091,272	1,431,544	—	—	1,431,544
Proceeds from the sale of products	—	—	—	—	27,336	52	—	27,388
Proceeds from sale of assets	1	—	—	1	171	(56)	—	115
Proceeds from sale of marketable securities	6,453	—	—	6,453	—	—	—	—
Acquisition of Primary Care from Elan	—	—	—	—	—	(36,000)	—	(36,000)
Palatin collaboration	(10,000)	—	—	(10,000)	(20,000)	—	—	(20,000)

Net cash used in investing activities of continuing operations	(494,120)	(23,811)	—	(517,931)	(46,943)	(68,707)	(952)	(116,602)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	682	—	—	682	4,220	—	—	4,220
Payments on other long-term debt and capital lease obligations	—	—	—	—	(97)	—	—	(97)
Intercompany	284,575	(285,717)	1,142	—	28,843	(30,010)	1,167	—

Net cash provided by (used in) financing activities of continuing operations	285,257	(285,717)	1,142	682	32,966	(30,010)	1,167	4,123

Net cash provided by discontinued operations	—	—	—	—	3,206	7,545	—	10,751

(Decrease) increase in cash and cash equivalents	(86,201)	(27,218)	993	(112,426)	48,001	9,281	(717)	56,565
Cash and cash equivalents, beginning of period	164,451	27,035	1,170	192,656	37,692	3,641	1,795	43,128

Cash and cash equivalents, end of period	$78,250	$(183)	$2,163	$80,230	$85,693	$12,922	$1,078	$99,693

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

General Review of Financial Results
      The following summarizes net revenues by reportable segment (in thousands):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2005	2004	2005	2004

Branded pharmaceuticals	$454,548	$334,839	$1,176,627	$788,912
Meridian Medical Technologies	38,366	33,934	96,998	96,115
Royalties	22,344	20,252	59,977	58,128
Contract manufacturing and other	2,774	5,659	15,994	18,590

Total	$518,032	$394,684	$1,349,596	$961,745

II.	RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

Revenues
      Total net revenues increased $123.3 million, or 31.2%, to $518.0 million in 2005 from $394.7 million in 2004, primarily due to increased net sales from our branded pharmaceuticals segment during 2005.
      Net sales from branded pharmaceutical products increased $119.7 million, or 35.8%, to $454.5 million in 2005 from $334.8 million in 2004. This increase was primarily due to higher unit sales of these products in 2005 as a result of the effect of wholesale channel inventory reductions of some of our branded pharmaceutical products during 2004, a decrease in our accrual for future returns of our branded pharmaceutical products in 2005 compared to 2004, and the effect of a reduction in reserves for returns and rebates of approximately $36.0 million in 2005 described in the “Liquidity and Capital Resources” section of this report under the heading “Critical Accounting Policies.” As a result of wholesale inventory reductions of our products in 2004 and high levels of actual returns in 2004, net sales of our key products in 2004 were lower than end-user demand would indicate. We believe 2005 net sales, adjusted for the effect of the reduction in reserves of approximately $36.0 million, more closely reflect end-user demand. As of September 30, 2005, the wholesale inventory levels of our five key branded pharmaceutical products,

Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®, based on data obtained through our inventory management agreements with our three largest customers, were each at a level of less than one month of end-user demand.
      Revenues from Meridian Medical Technologies increased $4.5 million, or 13.3%, to $38.4 million in 2005 from $33.9 million in 2004 primarily due to an increase in unit sales of EpiPen® under our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide.
      Revenues from royalties increased $2.0 million, or 9.9%, to $22.3 million in 2005 from $20.3 million in 2004 primarily due to an increase in sales of Adenoscan®. Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of Adenoscan® and, thus, are not able to predict whether future revenues from royalties will increase, decrease, or remain the same.
      Net revenues from contract manufacturing and other were $2.8 million in 2005 compared to $5.7 million in 2004 primarily due to a reduction in the volume of units we produced for third parties in 2005.

Operating Costs and Expenses
      Total operating costs and expenses decreased $75.6 million, or 18.6%, to $330.7 million in 2005 from $406.3 million in 2004. Variables, including special items, affecting total operating costs and expenses during 2005 and 2004 are discussed below.
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
      Cost of revenues decreased $5.1 million, or 5.2%, to $92.3 million in 2005 from $97.4 million in 2004. This decrease is primarily related to a reduction in the cost of revenues associated with branded pharmaceutical products as discussed below. As a percentage of total revenues, cost of revenues decreased to 17.8% in 2005 from 24.7% in 2004 primarily due to an increase in revenues from our branded pharmaceuticals segment in 2005, as discussed above, and the effect of special items on this category of expense in 2004, as discussed below.
      Cost of revenues from branded pharmaceutical products decreased $6.3 million, or 8.6%, to $67.2 million in 2005 from $73.5 million in 2004. This decrease was primarily due to a special item that resulted in a charge in the amount of $8.9 million for the write-off of excess purchase commitments for Procanbid® and Lorabid® in 2004, partially offset by cost of revenues associated with higher unit sales of our branded pharmaceutical products in 2005.
      Cost of revenues from Meridian Medical Technologies increased $2.5 million, or 15.7%, to $18.4 million in 2005 from $15.9 million in 2004 primarily due to increased unit sales of EpiPen®.
      Cost of revenues from royalties decreased $0.5 million to $2.2 million in 2005 from $2.7 million in 2004.
      Cost of revenues associated with contract manufacturing was $4.5 million in 2005 compared to $5.3 million in 2004.

      Total selling, general and administrative expenses increased $42.6 million, or 30.5%, to $182.5 million in 2005 from $139.9 million in 2004. This increase was primarily attributable to an increase in co-promotion fees paid under our Co-Promotion Agreement with Wyeth Pharmaceuticals due to higher net sales of Altace® during 2005, as compared to 2004. Increased net sales of Altace® during 2005 are primarily due to the effect of a reduction in reserves in 2005 described in the “Liquidity and Capital Resources” section of this report under the heading “Critical Accounting Policies” and a decrease in the amount of returns in 2005 compared to 2004. The increase in selling, general and administrative expenses was also driven by higher employee-related costs and selling costs during 2005.
      Selling, general and administrative expense includes special items in 2005 and 2004. These special items include the following:

•	A $4.4 million charge in 2005 and a $3.5 million charge in 2004 primarily due to professional fees related to the now completed investigation of our company by the Office of Inspector General of the Department of Health and Human Services, which we refer to as the “HHS/ OIG,” and the partially completed investigation by the U.S. Securities and Exchange Commission, which we refer to as the “SEC.” For additional information, please see “Settlement of Governmental Pricing Investigation” and “SEC Investigation” in “Liquidity and Capital Resources” section of this report.

•	Special charges of $0.5 million in 2005 and $2.8 million in 2004 for professional fees and expenses related to our terminated merger agreement with Mylan Laboratories Inc.
      As a percentage of total revenues, total selling, general, and administrative expense equaled 35.2% in 2005 and 35.4% in 2004.
      During the second quarter of 2005, we completed our amortization of the purchase price associated with our Skelaxin® patent. As a result, depreciation and amortization expense decreased $7.4 million, or 19.1%, to $31.4 million in 2005 from $38.8 million in 2004.
      Total research and development expense decreased $9.4 million, or 28.1%, to $24.0 million in 2005 from $33.4 million in 2004. This decrease was primarily due to a special item in 2004 resulting in a charge of $17.1 million for in-process research and development associated with our entry into a strategic alliance with Palatin to develop and commercialize PT-141. Other research and development expense increased $7.7 million, or 47.2%, to $24.0 million in 2005 from $16.3 million in 2004. This increase was primarily due to an increase in the number of research and development programs that are in later stages of clinical development.
      In addition to the special items related to cost of revenues, selling, general and administrative expense, and research and development expense described above, we incurred other special items affecting operating costs and expenses during 2005 and 2004 resulting in a net charge of $0.6 million in 2005 and a net charge of $96.8 million in 2004. These other special items primarily include the following:

•	A restructuring charge in the amount of $0.6 million and $4.7 million during 2005 and 2004, respectively, primarily associated with our decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies’ business; and

•	An intangible asset impairment charge totaling $97.3 million during 2004 primarily due to our decision to discontinue the Sonata® MR development program;

•	Income in the amount of $5.2 million in 2004 primarily related to a gain on the sale of all of our rights to Estrasorbtm and all convertible notes of Novavax, Inc. that we previously held.

Operating Income (Loss)
      Due to the factors discussed above, we had operating income equaling $187.3 million during 2005 compared to an operating loss of $11.7 million in 2004.

Other Income (Expense)
      Interest income increased to $5.3 million in 2005 from $1.1 million in 2004, primarily due to an increase in interest rates and a higher total balance of cash, cash equivalents and investments in debt securities in 2005.
      Interest expense was $3.1 million in 2005 and 2004.
      Special items affecting other income (expense) include a gain of $1.0 million from the sale of our investment in Novavax, Inc. in 2005 and a charge of $6.5 million in 2004 to reflect our determination that the decline in the fair value of our equity interest in Novavax as of September 30, 2004 was other than temporary.

Income Tax Expense
      Our effective tax rate for continuing operations was 35.4% in 2005. This rate differs from the statutory rate of 35% primarily due to state taxes partially offset by tax benefits associated with charitable contributions of inventory and tax-exempt interest income. In 2004, the effective tax rate differed from the statutory rate of 35% primarily due to a change in estimate in the effective tax rate for the year ended December 31, 2004 as the result of changes in estimated pre-tax income for the year and higher estimates of charitable donations for the year.

Income (loss) from Continuing Operations
      Due to the factors set forth above, we had income from continuing operations of $122.6 million in 2005 compared to a loss from continuing operations of $3.6 million in 2004.

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
      Special items include results from discontinued operations. During 2005, we had a loss from discontinued operations of $1.2 million, or $0.8 million net of tax, primarily as a result of changes in estimates resulting in minor increases in our previously accrued reserves for returns and rebates for Prefest® and Nordette®. During 2004, we had a loss from discontinued operations of $7.0 million, or $4.4 million net of tax expense.

Net Income (Loss)
      Due to the factors discussed above, we had net income equaling $121.9 million during 2005 compared to a net loss of $8.0 million in 2004.

Nine Months Ended September 30, 2005 and 2004

Revenues
      Total net revenue increased $387.9 million, or 40.3%, to $1,349.6 million in 2005 from $961.7 million in 2004, primarily due to higher net sales from our branded pharmaceuticals segment during 2005.
      Net sales from branded pharmaceutical products increased $387.7 million, or 49.1%, to $1,176.6 million in 2005 from $788.9 million in 2004. This increase was primarily due to the effect of higher unit sales of these products in 2005 as a result of decreased wholesale channel inventory reductions of some of our branded pharmaceutical products during 2005 as compared to 2004, particularly with respect to Altace®, Skelaxin® and Levoxyl®, higher net sales of Thrombin-JMI® in 2005, a decrease in the amount of actual returns and our accrual for future returns of our branded pharmaceutical products in 2005 compared to 2004, and the effect of a reduction in reserves for returns and rebates of approximately $53 million in 2005 described in the “Liquidity and Capital Resources” section of this report under the heading “Critical Accounting Policies.”
      Revenues from Meridian Medical Technologies totaled $97.0 million in 2005 compared to $96.1 million in 2004. Sales of EpiPen® represent a greater portion of these revenues in 2005 than in 2004.
      Revenues from royalties were $60.0 million in 2005 compared to $58.1 million in 2004. Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of Adenoscan® and, thus, are not able to predict whether future revenues from royalties will increase, decrease, or remain the same.
      Net revenues from contract manufacturing were $16.0 million in 2005 compared to $18.6 million in 2004. We anticipate that this decline may continue in future periods, perhaps at a faster rate, due to a lower volume of units manufactured for third parties.

Operating Costs and Expenses
      Total operating costs and expenses decreased $4.0 million, or 0.4%, to $1,021.9 million in 2005 from $1,025.9 million in 2004. Variables, including special items, affecting total operating costs and expenses during 2005 and 2004 are discussed below.
      Cost of revenues decreased $10.4 million, or 3.9%, to $255.7 million in 2005 from $266.1 million in 2004. This decrease was primarily associated with reduced cost of revenues associated with our branded pharmaceuticals segment. As a percentage of total revenues, cost of revenues decreased to 18.9% in 2005 from 27.7% in 2004 primarily due to the increase in revenues from our branded pharmaceuticals segment in 2005, as discussed above, and the effect of special items on this category of expense in 2004, as discussed below.
      Cost of revenues from branded pharmaceutical products decreased $8.5 million, or 4.5%, to $181.5 million in 2005 from $190.0 million in 2004. This decrease was primarily due to a charge during 2004 of approximately $37.0 million for the write-off of excess inventory associated with our branded pharmaceuticals segment which is partially attributable to reduced net sales of branded pharmaceutical products during 2004 for the reasons discussed above, differences in special items which benefited 2005 compared to 2004 as discussed below, offset by an increase in cost of revenues due to higher unit sales of our branded pharmaceutical products during 2005. Special items affecting cost of revenues from branded pharmaceuticals include the following:

•	Income of $1.6 million in 2005 and a charge of $8.9 million in 2004 related to changes in estimates regarding the effect of some excess purchase commitments.

•	A $4.6 million charge in 2004 primarily related to the voluntary recall of some lots of Levoxyl®.
      Cost of revenues from Meridian Medical Technologies increased $2.0 million, or 4.5%, to $46.6 million in 2005 from $44.6 million in 2004.
      Cost of revenues from royalties decreased $1.6 million to $6.8 million in 2005 from $8.4 million in 2004.
      Cost of revenues associated with contract manufacturing decreased $2.3 million, or 10.0%, to $20.8 million in 2005 from $23.1 million in 2004.
      Total selling, general and administrative expenses increased $29.7 million, or 6.7%, to $472.4 million in 2005 from $442.7 million in 2004. This increase was primarily attributable to an increase in co-promotion fees paid under our Co-Promotion Agreement with Wyeth due to higher net sales of Altace® during 2005, as compared to 2004, partially offset by a lower net charge for special items in 2005 compared to 2004. Increased net sales of Altace® during 2005 is primarily due to a lower level of wholesale inventory reductions of this product in 2005 compared to 2004.
      Selling, general and administrative expense includes the following special items:

•	Charges of $13.3 million and $14.2 million during 2005 and 2004, respectively, primarily due to professional fees related to the now completed investigation of our company by the HHS/ OIG, and the partially completed investigation by the SEC. For additional information, please see “Settlement of Governmental Pricing Investigation” and “SEC Investigation” in “Liquidity and Capital Resources” section of this report.

•	Charges in the amount of $3.9 million and $5.9 million in 2005 and 2004, respectively, for professional fees and expenses related to the terminated merger agreement with Mylan.

•	We accrued $65.0 million for a Medicaid related charge in the first half of 2004 to cover estimated interest, costs, fines, penalties and all other settlement costs in addition to the $65.4 million that we previously accrued for estimated underpayments to Medicaid and other government pricing programs. We believe that this accrual totaling $130.4 million is adequate and sufficient to cover the full cost of all sums owed the federal and state governments pursuant to the settlement agreements, together with related obligations to reimburse the expenses of some of the parties. For additional information, please see “Settlement of Governmental Pricing Investigation” in the “Liquidity and Capital Resources” section of this report.
      As a percentage of total revenues, total selling, general, and administrative expenses decreased to 35.0% in 2005 compared to 46.0% in 2004. Selling, general and administrative expense, as a percentage of total revenues, was higher in 2004 than in 2005 primarily due to lower revenues in 2004 as a result of a higher level of wholesale channel inventory reductions of some of our branded pharmaceutical products and a higher level of expense associated with special items effecting this category of expense in 2004 compared to 2005 as discussed above.
      During the second quarter of 2005, we completed our amortization of the purchase price associated with our Skelaxin® patent. As a result, depreciation and amortization expense decreased $3.9 million, or 3.3%, to $112.7 million in 2005 from $116.6 million in 2004.
      Total research and development expense decreased $13.9 million, or 20.8%, to $53.0 million in 2005 from $66.9 million in 2004. This decrease was primarily due to a special item in 2004 resulting in a charge of $17.1 million for in-process research and development associated with our entry into a strategic alliance with Palatin to develop and commercialize PT-141. Other research and development expense increased $3.2 million, or 6.4%, to $53.0 million in 2005 from $49.8 million in 2004. This increase was primarily due to an increase in the number of research and development programs that are in later stages of clinical development, partially offset by decreases in expenses associated with research and development programs that have been terminated.
      In addition to the special items related to cost of revenues of branded pharmaceutical products, selling, general and administrative, and research and development described above, we incurred other special items affecting operating costs and expenses during 2005 and 2004 which include the following:

•	Income in the amount of $1.5 million and $9.5 million in 2005 and 2004, respectively, due to gains on the sale of some of our assets.

•	An intangible asset impairment charge of $126.9 million in 2005 related to Sonata®. As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, prescriptions for Sonata® did not meet our expectations. As a result, we lowered our future sales forecast which decreased the estimated undiscounted future cash flows associated with these assets to a level below the carrying value. This special item was recorded in order to adjust the carrying value of the Sonata® intangible assets on our balance sheet so as to reflect the estimated fair value of such assets. We also had an intangible asset impairment charge totaling $132.3 million in 2004 that was primarily related to our decision to discontinue the Sonata® MR development program and a greater than expected decline in prescriptions for Florinef® and Tapazole® due to the

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

•	Restructuring charges in the amount of $2.6 million and $10.8 million in 2005 and 2004, respectively. The charge in 2005 is primarily due to our decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies business. The restructuring charge in 2004 is primarily due to separation agreements with several executives and the relocation of our sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey.

Operating Income (Loss)
      Due to the factors discussed above, we had operating income equaling $327.7 million during 2005 compared to an operating loss of $64.2 million in 2004.

Other Income (Expense)
      Interest income increased to $11.5 million in 2005 from $3.3 million in 2004 primarily due to an increase in interest rates and a higher total balance of cash, cash equivalents, and investments in debt securities in 2005.
      Interest expense was $8.9 million in 2005 compared to $9.5 million in 2004.
      Special items affecting other income (expense) included the following:

•	Charges of $6.2 million and $6.5 million in 2005 and 2004, respectively, related to our investment in Novavax. During 2005 and 2004, we incurred charges to write down our investment in Novavax to fair value. During the third quarter of 2005, we sold our investment in Novavax.

•	A charge of $2.9 million during 2004 to reflect an increase in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in July 2004.

Income Tax Expense
      Our effective tax rate for continuing operations was 34.6% in 2005. This rate differs from the statutory rate of 35% primarily due to tax benefits related to charitable contributions of inventory and tax-exempt interest income partially offset by state taxes. In 2004, the effective tax rate differed from the statutory rate of 35% primarily due to non-deductibility of the Medicaid charge discussed above and the establishment of a valuation allowance against state deferred tax assets.

Income (loss) from Continuing Operations
      Due to the factors set forth above, we had income from continuing operations of $210.8 million in 2005 compared to a loss from continuing operations of $65.6 million in 2004.

Discontinued Operations
      Special items include results from discontinued operations. During 2005, we had income from discontinued operations of $2.6 million, or $1.6 million net of tax, primarily as a result of changes in estimates resulting in the reduction in our reserves for returns and rebates previously accrued for Prefest® and Nordette®. During 2004, we had a loss from discontinued operations in the amount of $172.3 million, or $109.4 million net of tax benefit, primarily due to an intangible asset write-down to reduce the carrying value of the intangible assets associated with these products to their estimated fair value less anticipated costs to sell. We determined the fair value of these intangible assets based on management’s discounted cash flow projections for the products.

Net Income (Loss)
      Due to the factors discussed above, we had net income equaling $212.4 million during 2005 compared to a net loss of $175.0 million in 2004.
Liquidity and Capital Resources

General
      We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations, our existing revolving credit facility, and funds that may be available to us through public offerings or private placements of our securities should be sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds, and numerous circumstances, including a significant acquisition of a business or assets, new product development projects, expansion opportunities or other factors, could require us to raise additional funds in the future. We cannot assure you that funds will be available to us when needed on favorable terms, or at all.
      As additional consideration for Synercid®, an injectable antibiotic acquired on December 30, 2002, we agreed to potential milestone payments. We will pay Sanofi-Aventis a milestone payment of $18.6 million on December 31, 2005, if there is continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium on that date. An additional $25.0 million milestone is payable to Sanofi-Aventis if Synercid® should receive Food and Drug Administration (“FDA”) approval to treat methicillin resistant staphylococcus aureus, or we will pay Sanofi-Aventis a one-time payment of $5.0 million the first time during any twelve-month period that net sales of Synercid® exceed $60.0 million, and a one-time payment of $20.0 million the first time during any twelve-month period that net sales of Synercid® exceed $75.0 million.
      On June 12, 2003, we acquired the primary care business of Elan Corporation, plc and of some of its subsidiaries in the United States and Puerto Rico, which includes the rights to two branded prescription pharmaceutical products, Sonata® and Skelaxin®. We have paid royalties on the current formulation of Skelaxin® from the date of closing of this acquisition and will continue to pay royalties pursuant to the terms of our agreement.
      Elan was working to develop a modified release formulation of Sonata®, which we refer to as Sonata® MR, pursuant to an agreement we had with them. In early 2005, we decided to discontinue the program to develop Sonata MR. Accordingly, we advised Elan that we consider the agreement terminated. On August 26, 2005, Elan filed a request for mediation pursuant to the terms of the agreement. The date for the mediation has not yet been established. The agreement required us to pay up to an additional $60.0 million if Elan achieved certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®. We believe these milestones have not and cannot in the future be achieved.
      On August 12, 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million upon achieving certain development and regulatory approval targets. In the third quarter of 2005, we invested $10.0 million in Palatin under this agreement. In the event of regulatory approval and commercialization of PT-141, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.

Settlement of Governmental Pricing Investigation
      On October 31, 2005, we entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the Offices of Inspectors General of the

Department of Health and Human Services (“HHS/ OIG”) and the Department of Veterans Affairs to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”) and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “State Settlement Agreements”). Some of the matters addressed by the settlement agreements were subject to a court seal, which was lifted on November 1, 2005.
      Pursuant to the Federal Settlement Agreement, we will make a payment of approximately $124.1 million, plus interest accruing at the rate of 3.75% from July 1, 2005. This amount includes $62.1 million representing the entire amount of underpayments to Medicaid and other governmental pricing programs from 1994 to 2002 and an equal amount to cover interest, costs and penalties. A total of approximately $50.6 million of the $124.1 million resolution amount has been earmarked for payment to 49 states and the District of Columbia. To date, we have received signed State Settlement Agreements from 48 states and the District of Columbia, which in the aggregate have been allocated $50.4 million of the resolution amount. The State Settlement Agreements are substantially identical to the Federal Settlement Agreement. Copies of the Federal Settlement Agreement, a representative State Settlement Agreement and the Corporate Integrity Agreement described below were filed as exhibits to our Current Report on Form 8-K filed November 4, 2005.
      In addition, we have entered into a five-year corporate integrity agreement with HHS/ OIG (the “Corporate Integrity Agreement”) pursuant to which we are required, among other things, to keep in place its current compliance program, to provide periodic reports to HHS/ OIG and to submit to audits relating to its Medicaid rebate calculations.
      Consummation of the Federal Settlement Agreement and some State Settlement Agreements are subject to court approval. The federal action against us was filed under seal in the United States District Court for the Eastern District of Pennsylvania by an individual purportedly acting as a “relator” pursuant to the federal False Claims Act. We understand that the relator objects to the resolution provided in the Federal Settlement Agreement and that he may assert his right to a “fairness hearing”, which might not take place before mid-2006. We believe that the relator will not object to the amount of the settlement, but instead will argue that he should be awarded a larger share of the proceeds than the government believes is appropriate. The relator’s share, if any, would be paid solely by the government and would not affect the amount we are required to pay to resolve the matter.
      The relator has also filed claims in the United States District Court for the Eastern District of Pennsylvania against us purportedly on behalf of 13 states pursuant to the laws of those states. We believe that the relator will also object to the settlement with those states, as well as to the proposed settlements with the other states, because of disagreements over the relator’s share of the states’ proceeds. Resolution of the relator’s claim for a share is not expected to increase the settlement cost, but could delay consummation of some or all State Settlement Agreements until a hearing can be held, which might not take place before mid-2006.
      The relator has filed a motion for preliminary injunction in the United States District Court for the Eastern District of Pennsylvania seeking to require that our payments under the settlement agreements be held in the registry of the court pending a determination of the relator’s share. We will vigorously oppose this motion. We expect that the federal government, and possibly some of the states, will also oppose the motion. We believe it is likely that the court will decide the relator’s motion before year-end. If the court were to grant the relator’s motion for preliminary injunction or uphold any fairness objections raised by the relator, the affected governmental parties would not be required to consummate their settlement agreements. In that event, we believe that it is likely that most or all of the parties would enter into new agreements with us on substantially the same financial terms as the existing agreements, but can provide no assurance that they would do so.
      The relator has also filed a claim in the United States District Court for the Eastern District of Pennsylvania seeking damages from us because of allegations that we improperly retaliated against the relator. We deny the allegations and will vigorously contest this action. Resolution of this claim will not delay consummation of the settlements and is not expected to have a material adverse effect on us.
      We accrued in prior years a total of $130.4 million in respect of our estimated underpayments to Medicaid and other governmental pricing programs and estimated settlement costs with all relevant governmental parties, which sum is classified as restricted cash and an accrued expense on our balance sheet. We believe that the existing accrual is sufficient to cover the full cost of all sums owed the federal and state governments pursuant to the settlement agreements, together with related obligations to reimburse the expenses of some of the parties.
      The agreements described above will not resolve any of the previously disclosed civil suits that are pending against us and related individuals and entities discussed in the section, “Securities and ERISA Litigation” below.
      The foregoing description of the settlement, the Federal Settlement Agreement, the State Settlement Agreements and the Corporate Integrity Agreement is qualified in its entirety by our Current Report on Form 8-K filed November 4, 2005, which is incorporated herein by reference.

SEC Investigation
      As previously reported, the SEC has also been conducting an investigation relating to our underpayments to governmental programs, as well as into our previously disclosed errors relating to reserves for product returns. While the SEC’s investigation is continuing with respect to the product returns issue, the Staff of the SEC has advised us that it has determined not to recommend enforcement action against us with respect to the aforementioned governmental pricing matter. The Staff of the SEC notified us of this determination pursuant to the final paragraph of Securities Act Release 5310. Although the SEC could still consider charges against individuals in connection with the governmental pricing matter, we do not believe that any governmental unit with authority to assert criminal charges is considering any charges of that kind.

Securities and ERISA Litigation
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
      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones Pharma Incorporated, a predecessor to one of our wholly owned subsidiaries, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, we and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery and other proceedings in the case are continuing. The Court has set a trial date of April 10, 2007.
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

Skelaxin® Patent Challenge
      Eon Labs, Inc.(“Eon Labs”), CorePharma, LLC (“Core Pharma”) and Mutual Pharmaceutical Company (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128, the ’128 patent, and 6,683,102, the ’102 patent, two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book” and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ’128 and ’102 patents. Mutual has filed a Paragraph IV certification alleging noninfringement and invalidity of the ’102 patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the

Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act of 1984, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.
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
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2005, we had net intangible assets related to Skelaxin® of $174.3 million. We have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event we face generic competition for Skelaxin®. However, we cannot assure to what extent this strategy will be successful.

Altace® Patent Challenge
      Cobalt Pharmaceuticals, Inc. (“Cobalt”) filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: U.S. Patent Nos. 4,587,258, the ’258 patent, and 5,061,722, the ’722 patent, two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856, the ’856 patent, a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with Paragraph IV certification challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. On October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. Trial is not scheduled to begin before November 2005.

      Lupin Ltd. (“Lupin”) has also filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, we filed a civil action for infringement of the ’722 patent against Lupin in the U.S. District Court for the District of Maryland. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005.
      We intend to vigorously enforce our rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2005, we had net intangible assets related to Altace® of $245.7 million.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ’877 patent) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. We and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months from no earlier than April 16, 2005. We intend to vigorously enforce our rights under the ’877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata® in 5 mg and 10 mg dosages. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the ’538 patent) listed in the Orange Book which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ’538 patent. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2005, we had net intangible assets related to Sonata® of $59.5 million.

Nine Months Ended September 30, 2005
      We generated net cash from continuing operations of $404.8 million for the nine months ended September 30, 2005. Our net cash provided from operations was primarily the result of $210.8 million net income from continuing operations, adjusted for non-cash depreciation and amortization from continuing operations of $112.7 million and an intangible asset impairment charge of $126.9 million related to Sonata®, partially offset by changes in working capital and a change in deferred taxes from continuing operations of $23.2 million. Changes in working capital include an increase in income taxes payable of $64.3 million, a decrease in inventory from continuing operations of $55.7 million, a decrease in accounts payable of $32.8 million, a decrease in accrued expenses of $27.0 million, and an increase in accounts receivable of $72.4 million.
      Investing activities reduced cash flow by $517.9 million primarily due to investments in debt securities of $408.5 million, an increase in restricted cash of $73.5 million and the purchase of property, plant and equipment of $32.3 million.

Certain Indebtedness and Other Matters
      As of September 30, 2005, we had outstanding $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021. These debt securities were issued by us in a private placement in November 2001. Holders may require us to repurchase for cash all or part of these debentures on November 15, 2006, November 15, 2011, and November 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase.
      We also had available as of September 30, 2005 up to $400.0 million under a five-year revolving credit facility that we established in April 2002. The facility is collateralized in general by all of our real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of September 30, 2005, we had complied with these covenants. As of September 30, 2005, there were no outstanding borrowings under this facility.
      On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of September 30, 2005, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement. However, due to delays in our filings of one or more reports under the Securities Exchange Act of 1934, as amended, we believe that we are not eligible to use a Form S-3 registration statement at the present time. Accordingly, unless and until we regain eligibility to use Form S-3, we are not able to offer and sell securities under our shelf registration statement without first amending it to convert it to the registration statement form, Form S-1, that is currently available to us. Whether or not we seek to raise funds in the public equity or debt markets in the near term, we may decide, or the SEC may require us, to amend our shelf registration statement for the purpose of converting it to Form S-1.

Capital Expenditures
      Capital expenditures, including capital lease obligations, were $32.3 million and $41.9 million for the nine months ended September 30, 2005 and 2004, respectively. The principal capital expenditures during the nine months ended September 30, 2005 included property and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products previously produced by third parties to our facilities in St. Louis, Bristol and Rochester.

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-based Payment”, (SFAS 123(R)) that requires us to expense costs related to share-based payment transactions with employees. The SEC issued an Amendment to Rule 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the first annual reporting period beginning after June 15, 2005. We are in the process of evaluating the effect that SFAS No. 123(R) will have on our financial reporting.
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
      Significant estimates for which it is reasonably possible that a material change in estimate could occur in the near term include forecasted future cash flows used in testing for impairments of intangible and tangible assets and loss accruals for excess inventory and fixed purchase commitments under our supply contracts. Forecasted future cash flows, in particular, require considerable judgment and are subject to inherent imprecision. In the case of impairment testing, changes in estimates of future cash flows could result in a material impairment charge and, whether or not they result in an immediate impairment charge, could result prospectively in a reduction in the estimated remaining useful life of tangible or intangible assets, which could be material to the financial statements.
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
The gross carrying amount and accumulated amortization as of September 30, 2005 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value

	(In thousands)
Branded
Altace	$276,150	$66,536	$209,614
Other Cardiovascular	94,045	21,174	72,871

Cardiovascular	370,195	87,710	282,485
Anti-infective	221,593	59,223	162,370
Critical care	17,644	7,945	9,699
Endocrinology	28,841	13,844	14,997
Skelaxin	203,015	28,744	174,271
Sonata	54,199	21,580	32,619

Neuroscience	257,214	50,324	206,890
Intal	106,192	12,961	93,231
Other Respiratory	12,396	3,446	8,950

Respiratory	118,588	16,407	102,181
Other	81,027	24,322	56,705

Total Branded	1,095,102	259,775	835,327
Meridian Medical Technologies	146,217	15,909	130,308
Royalties	2,469	2,072	397
Contract manufacturing	—	—	—
All other	—	—	—

Total trademark and product rights	$1,243,788	$277,756	$966,032

      The amounts for impairments and amortization expense and the amortization period used for the three months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004

		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense

	(In thousands)			(In thousands)
Branded
Altace	$—	$3,225	23	$—	$2,303
Other Cardiovascular	—	1,667		3,618	1,178

Cardiovascular	—	4,892		3,618	3,481
Anti-infective	—	2,633		11,042	2,639
Critical care	—	263		1,080	166
Endocrinology	—	238		1,807	287
Skelaxin	—	3,887	13.5	—	2,550
Sonata	—	1,565	7.5	64,717	3,375

Neuroscience	—	5,452		64,717	5,925
Intal	—	1,391	20	—	1,065
Other respiratory	—	135		150	143

Respiratory	—	1,526		150	1,208
Other	—	1,131		10,574	968

Total Branded	—	16,135		92,988	14,674
Meridian Medical Technologies	—	1,291		3,120	1,531
Royalties	—	11		—	10
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$—	$17,437		$96,108	$16,215

      The amounts for impairments and amortization expense and the amortization period used for the nine months ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004

		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense

	(In thousands)			(In thousands)
Branded
Altace	$—	$9,675	23	$—	$6,909
Other Cardiovascular	—	4,972		3,618	3,534

Cardiovascular	—	14,647		3,618	10,443
Anti-infective	—	7,900		11,042	7,902
Critical care	—	790		1,080	497
Endocrinology	—	714		16,169	1,229
Skelaxin	—	11,661	13.5	—	7,650
Sonata	126,923	7,551	7.5	64,717	10,125

Neuroscience	126,923	19,212		64,717	17,775
Intal	—	4,144	20	—	3,194
Other respiratory	—	402		150	430

Respiratory	—	4,546		150	3,624
Other	—	3,450		30,814	3,628

Total Branded	126,923	51,259		127,590	45,098
Meridian Medical Technologies	—	3,873		3,120	4,593
Royalties	—	32		—	31
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$126,923	$55,164		$130,710	$49,722

      The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at September 30, 2005

Trademark &
	Patent	Product Rights

Altace	3 years 7 months	16 years 3 months
Skelaxin	—	11 years 3 months
Sonata	2 years 9 months	5 years 3 months
Intal	—	17 years 2 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate all of our inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or our estimated

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

Accrual for Rebates (in thousands):

	2005	2004

Balance at January 1, net of prepaid amounts	$172,161	$213,893
Current provision related to sales made in current period	55,456	72,717
Current provision related to sales made in prior periods	(9,202)	(1,397)
Actual rebates	(77,083)	(74,701)

Balance at March 31, net of prepaid amounts	$141,332	$210,512

Current provision related to sales made in current period	81,154	75,754
Current provision related to sales made in prior periods	1,087	9,173
Actual rebates	(75,617)	(82,826)

Balance at June 30, net of prepaid amounts	$147,956	$212,613

Current provision related to sales made in current period	83,074	73,104
Current provision related to sales made in prior periods	(24,302)	6,093
Actual rebates	(69,196)	(95,884)

Balance at September 30, net of prepaid amounts	$137,532	$195,926

Accrual for Returns (in thousands):

	2005	2004

Balance at January 1	$122,863	$82,477
Current provision	(4,438)	36,797
Actual returns	(45,394)	(30,636)

Balance at March 31	$73,031	$88,638

Current provision	10,167	49,164
Actual returns	(15,009)	(37,955)

Balance at June 30	$68,189	$99,847

Current provision	(2,971)	54,298
Actual returns	(10,335)	(50,327)

Balance at September 30	$54,883	$103,818

Accrual for Chargebacks (in thousands):

	2005	2004

Balance January 1	$27,953	$25,349
Current provision	33,298	27,606
Actual chargebacks	(36,788)	(29,169)

Balance at March 31	$24,463	$23,786

Current provision	21,179	44,155
Actual chargebacks	(31,741)	(35,319)

Balance at June 30	$13,901	$32,622

Current provision	$31,291	$18,572
Actual chargebacks	(30,518)	(26,147)

Balance at September 30	$14,674	$25,047

Based on data received from our inventory management agreements with our three key wholesale customers, during the first quarter of 2005 there was a significant reduction of wholesale inventory levels of our products. While our calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return, we also consider the amount of wholesale inventory levels. The significant reduction in wholesale inventories of our products during the first quarter of 2005 resulted in a decrease of approximately $25.0 million in our reserve for returns and a corresponding increase in net sales from branded pharmaceuticals. In the second quarter of 2005, an additional reduction in wholesale inventories resulted in a decrease of approximately $5.0 million in our reserve for returns and a corresponding increase in net sales from branded pharmaceuticals. The 2005 “current provision” amounts in the table “Accrual for Returns,” above, have therefore been reduced by these amounts.

During the third quarter of 2005, our actual returns of branded pharmaceutical products continued to decrease significantly on a quarterly basis compared to actual returns during the quarterly periods in 2004 and the first quarter of 2005. Additionally, based on data received pursuant to our inventory management agreements with our key wholesale customers, we continued to experience normalized wholesale inventory levels of our branded pharmaceutical products during the third quarter of 2005. Accordingly, we believe that the rate of returns experienced during the second and third quarters of 2005 is more indicative of what we should expect in future quarters and have adjusted our returns reserve accordingly. This change in estimate resulted in a decrease of approximately $15.0 million in the returns reserve in the third quarter and a corresponding increase in net sales from branded pharmaceutical products. The 2005 “current provision” amount in the “Accrual for Returns” above, has therefore been reduced by this amount. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the third quarter increased by approximately $5.0 million.

The effect of the change in estimate on third quarter operating income was, therefore, approximately $10.0 million.

As a result of our previously disclosed determination that we underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, as further discussed in Note 8 to Item 1 Financial Statements, we developed a refined calculation to compute the Average Manufacturer’s Price (“AMP”) and Best Price in compliance with federal laws and regulations. During the third quarter of 2005, we began reporting to the Centers for Medicare and Medicaid Services using our refined calculation for computing AMP and Best Price. In addition, during the third quarter of 2005, we recalculated rebates due with respect to prior quarters utilizing the refined AMP and Best Price calculations. As a result of this updated information, during the third quarter of 2005, we decreased our reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products by approximately $21.0 million, approximately $13.0 million of which related to the first and second quarters of 2005 and the balance of which related to prior periods. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $6.0 million, approximately $2.0 million of which related to the first and second quarters of 2005 and the balance of which related to prior periods. The effect of the change in estimate on operating income was, therefore, approximately $15.0 million, approximately $11.0 million of which related to the first and second quarters of 2005 and the balance of which related to prior periods.

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
Risks Related to our Business

The securities and derivative litigation, the continuing SEC investigation, or an adverse court decision with respect to the federal and state settlement agreements could have a material adverse effect on our business.
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
      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones Pharma Incorporated, a predecessor to one of our wholly owned subsidiaries, King Research and Development and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, we and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery and other proceedings in the case are continuing. The Court has set a trial date of April 10, 2007.
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
      The SEC investigation of our previously disclosed errors relating to reserves for product returns is continuing, and it is possible that this investigation could result in the SEC’s imposing fines or other sanctions on us.
      If the Court were to grant the relator’s motion for preliminary injunction or uphold any fairness objections raised by the relator with respect to the federal and state settlement agreements, the affected governmental parties would not be required to consummate their settlement agreements. In that event, we would have to enter into new settlement agreements with the affected parties, and it is possible that we would not be able to obtain such agreements with all parties on the same or similar financial terms as the current agreements.
      We intend to defend all of the lawsuits vigorously but are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any. If any governmental sanctions are imposed, if we are unable to consummate the settlement agreements or obtain new agreements on substantially the same terms as the current agreements, or if we were not to prevail in the pending litigation, none of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC investigation and defending us in the pending litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Skelaxin®, Sonata®, and the patent relating to Adenoscan®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, our results of operations could be materially adversely affected.
      Cobalt Pharmaceuticals, Inc.(“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Orange Book: United States Patent Nos. 4,587,258 (the ’258 patent), and 5,061,722 (the ’722 patent), two composition of matter patents related to Altace®, and United States Patent No. 5,403,856, (the ’856 patent), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt has filed a Paragraph IV certification alleging invalidity of the ’722 patent, and we filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. On October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent.

Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. Trial is not scheduled to begin before November 2005.
      Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, we filed a civil action for infringement of the ’722 patent against Lupin in the U.S. District Court for the District of Maryland. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005.
      We intend to vigorously enforce our rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2005, we had net intangible assets related to Altace® of $245.7 million. If a generic version of Altace® enters the market, the Company may have to write off a portion of the patent intangible assets and the other intangible assets associated with this product.
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co. (“Mutual”), Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ’128 patent) and 6,683,102 (the ’102 patent), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 patent and the ’102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, in the District Court for the Eastern District of New York concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provides us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provides us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.
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
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot provide any assurance regarding the degree to which this strategy will be successful, if at all. As of September 30, 2005, we had net intangible assets related to Skelaxin® of $174.3 million. If demand for Skelaxin® declines below current expectations, we may have to write off a portion or all of these intangible assets.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ’877 patent) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the revenues from our royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. We and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months from no earlier than April 16, 2005. We intend to vigorously enforce our rights under the ’877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the ’538 patent) listed in the Orange Book which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ’538 patent. If a generic form of Sonata® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
      Under the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end. We are also required to include in our Annual Reports on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our registered public accounting firm also issues an audit report on management’s assessment and our internal control over financial reporting.
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
      Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, Sonata® and royalty revenues for the last twelve months ended September 30, 2005 accounted for 29.3%, 21.0%, 13.0%, 8.2%, 4.1% and 4.7% of our total revenues from continuing operations, respectively, or 80.3% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. However, the agreements associated with some sources of royalty income may be terminated upon short notice and without cause, or may be subject to substantial competition in the near future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although we have an obligation to indemnify our officers and directors, we may not have sufficient insurance coverage available for this purpose and may be forced to pay these indemnification costs directly and we may not be able to maintain existing levels of coverage, which could make it difficult to attract or retain qualified directors and officers.
      Our charter and bylaws require that we indemnify our directors and officers to the fullest extent provided by applicable Tennessee law. Although we have purchased liability insurance for our directors and officers to fund such obligations, if our insurance carrier should deny coverage, or if the indemnification costs exceed the insurance coverage, we would be forced to bear some or all of these indemnification costs directly, which could be substantial and may have a material adverse effect on our business, financial condition, results of operations and cash flows. If the cost of this insurance continues to increase significantly, or if this insurance becomes unavailable, we may not be able to increase or maintain our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets and goodwill for impairment. If events such as generic competition or inability to manufacture or obtain sufficient supply of product occur that cause the sales of our products to decline, the intangible asset value of any declining product could become impaired.
      As of September 30, 2005, we had $1.2 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge.

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
      We manufacture many of our products in facilities we own and operate. These products include Altace®, Thrombin-JMI® and Levoxyl®, which together represented approximately 50.5% of our revenues for the last twelve months ended September 30, 2005. Many of our production processes are complex and require specialized and expensive equipment. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. If we are unable to resume manufacturing after any interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers, which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to utilize third-party manufacturers for our products in a timely manner or at all. In addition, our manufacturing output may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions of the manufacturing process. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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
      We have begun construction of facilities to produce Bicillin® at our Rochester, Michigan facility. The third party manufacturer that produced Bicillin® for us recently closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand during the period we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended September 30, 2005, net sales of Bicillin® were $46.2 million representing 2.7% of our total revenues.
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
      We require a supply of quality raw materials and components to manufacture and package pharmaceutical products for us and for third parties with whom we have contracted. Currently, we rely on over 500 suppliers to deliver the necessary raw materials and components. Some of the contracts we have for the supply of raw materials have short terms, and there is no assurance that we will be able to secure extension of the terms of such agreements. However, if we are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to distribute our products as planned.
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
      Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Wholesalers and distributors represent a substantial portion of our sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our products, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale inventory levels of our branded pharmaceutical products, we entered into inventory management agreements with each of our three key wholesale customers during the second quarter of 2004. We rely on the accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. Other factors that may affect quarterly results include expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

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
      Our wholly owned subsidiary, King Research and Development, successor to Jones Pharma Incorporated, is a defendant in 143 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine, which is usually referred to as “fen/phen.” In 1996, Jones acted as a distributor of Obenix®, a branded phentermine product. Jones also distributed a generic phentermine product. We believe that Jones’ phentermine products have been identified in less than 100 of the foregoing cases. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs. They seek compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories including, but not limited to, product liability, strict liability, negligence, breach of warranties and misrepresentation. These suits are filed in various jurisdictions throughout the United States, and in each of these suits King Research and Development is one of many defendants, including manufacturers and other distributors of these drugs. King Research and Development denies any liability incident to the distribution of Jones’ phentermine products and intends to pursue all defenses available to it. King Research and Development has tendered defense of these lawsuits to its insurance carriers for handling and they are currently defending King Research and Development in these suits. In the event that insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture; if we are unable to successfully develop purification procedures at our facilities that are in accordance with the FDA’s expectations for biological products generally, the FDA could limit our ability to manufacture biological products at those facilities.
      During the last twelve months, our product Thrombin-JMI® accounted for 13% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).
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

On November 15, 2006, we may be required to repurchase our 2 3/4% Convertible Debentures due November 15, 2021.
      During the fourth quarter of 2001, we issued 2 3/4% Convertible Debentures due November 15, 2021 in an aggregate amount of $345.0 million. The price at which the debentures are convertible into common stock is $50.16, subject to adjustments spelled out in the documents governing the debentures. If the price of our stock has not reached that amount by November 15, 2006 and the debentures are not refinanced or repurchased, we may be required to repurchase all or a portion of the debentures representing the $345.0 million on November 15, 2006 if some or all of the holders of the debentures request that we repurchase their debentures. We cannot assure you that a significant repurchase requirement at that time would not have a material adverse effect on our business, financial condition, results of operations or cash flows.

A failure by Dey, L.P. to successfully market the EpiPen® auto-injector or an increase in competition could have a material adverse effect on our results of operations.
      Dey, L.P. markets our EpiPen® auto-injector through a supply agreement with us that expires on December 31, 2015. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen® worldwide. We understand that a new competitive product received FDA approval and entered the market in the third quarter of 2005. The new product, TwinJect® Auto-Injector (epinephrine) injection, is not a therapeutically equivalent product but has the same indications, same usage and the same route of delivery as EpiPen®. Users of EpiPen® would have to obtain a new prescription in order to substitute TwinJect®. The supply agreement with Dey includes minimum purchase requirements that are less than Dey’s purchases in recent years. A failure by Dey to successfully market and distribute EpiPen® or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If our operations were disrupted by a natural disaster or other catastrophic event, our business could be harmed.
      A natural disaster, cyber-attack, terrorist attack, or other catastrophic event could result in a significant interruption of our normal business operations and have a material adverse effect on our business, financial conditions, results of operations and cash flows.
      For example, we rely upon one centralized distribution facility which is located in Bristol, Tennessee for efficiency. An interruption in operations at this facility could limit our ability to deliver our products to customers. Similarly, our business depends upon centralized electronic and other communication, analysis and recordkeeping systems. Damage to these systems could limit the normal operation of many aspects of our business, such as receipt and processing of orders, shipment of products to customers, internal communications and maintenance of financial and other records.

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

There are risks associated with either the continuation or termination of our agreement with Wyeth to co-promote Altace®.
      Our revenues depend significantly upon the sale of Altace®. We have a Co-Promotion Agreement with Wyeth pursuant to which each company markets Altace® and shares in the revenues generated by its sale. The future success of this collaboration is uncertain. Factors that may affect the success of our collaboration with Wyeth include the following:

•	Wyeth may pursue alternative technologies or develop alternative products, either on its own or in collaboration with others, that may compete with Altace® or which could affect Wyeth’s commitment to the collaboration;

•	Wyeth may pursue higher-priority programs or change the focus of its marketing programs, which could also affect its commitment to the collaboration; and

•	Wyeth may choose to devote fewer resources to the marketing of Altace®.
      Our Co-Promotion Agreement with Wyeth results in our having less control over the promotion of Altace® than we would have in the absence of the Agreement. Further, we believe that we presently realize less operating income from the sale of Altace® than we would realize if the Agreement were terminated. Because of these factors, among others, we have sought, and may continue to seek, the termination of the Agreement.
      Should Wyeth reduce the resources dedicated to the marketing of Altace®, or should the Co-Promotion Agreement be terminated, then we may need to expand our marketing capabilities, or enter into another collaborative arrangement, to ensure that appropriate sales and marketing resources are devoted to Altace®. Such efforts would require substantial time, effort and resources, and we may not be able to recruit and retain appropriate sales and marketing resources or enter into another collaborative arrangement. Any significant reduction in the sales and marketing resources devoted to Altace® could have a material adverse effect on sales of Altace and on our business, financial conditions, results of operations and cash flows.

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
      The trading price of our common stock is volatile. The stock market in general and the market for emerging pharmaceutical companies, such as King in particular, have experienced extreme volatility. Many factors contribute to this volatility, including

•	variations in our results of operations;

•	perceived risks and uncertainties concerning our business;

•	announcements of earnings;

•	developments in the governmental investigations or securities litigation;

•	the commencement of, or adverse developments in, any material litigation;

•	failure to meet or exceed our own projections for revenue, product sales and earnings per share;

•	failure to meet timelines for product development or other projections or forward-looking statements we may make to the public;

•	failure to meet or exceed security analysts’ financial projections for our company;

•	comments or recommendations made by securities analysts;

•	general market conditions;

•	perceptions about market conditions in the pharmaceutical industry;

•	announcements of technological innovations or the results of clinical trials or studies;

•	changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

•	changes in domestic or foreign governmental regulations or regulatory approval processes; and

•	announcements concerning regulatory compliance and government agency reviews.
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

Risks Related to Our Industry

Failure to comply with laws and government regulations could adversely affect our ability to operate our business.
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
      The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require an approved marketing application for any drug product marketed if new information reveals questions about a drug’s safety or efficacy. All drugs must be manufactured in conformity with current Good Manufacturing Practices and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.
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
      We are subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to include, the referral of business, including the purchase or prescription of a particular drug. The federal government has published regulations that identify “safe harbors” or exemptions for certain payment arrangements that do not violate the anti-kickback statutes. We seek to comply with these safe harbors. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing some of our practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly (in the civil context), or knowingly and willfully (in the criminal context), presenting, or causing to be presented for payment to third-party payors (including Medicaid and Medicare) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products are currently a subject of investigation by the Office of Inspector General, and as such they are likely to be subject to scrutiny under these laws.
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
      We also compete with pharmaceutical companies in marketing and selling pharmaceutical products. The selling prices of pharmaceutical products typically decline as competition increases. Further, other products now in use, developed or acquired by other pharmaceutical companies may be more effective or offered at lower prices than our current or future products. Competitors may also be able to complete the regulatory process sooner and, therefore, may begin to market their products in advance of ours. We believe that competition for sales of our products will continue to be based primarily on product efficacy, safety, reliability, availability and price.
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
      Our product Levoxyl® competes in a competitive and highly genericized market with other levothyroxine sodium products.
      We intend to market these products aggressively by, among other things:

•	detailing and sampling to the primary prescribing physician groups, and

•	sponsoring physician symposia, including continuing medical education seminars.
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
      These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report.
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
      As of September 30, 2005, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2004.
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
Remediation of Material Weakness
      We have increased and are continuing to increase the number of finance and accounting resources performing supervisory review and monitoring activities related to the period-end financial reporting process by actively recruiting additional managerial level finance and accounting resources. While we are still in the process of remediating the material weakness, this material weakness did not result in any adjustments or material misstatements of our financial statements as of March 31, 2005, June 30, 2005, or September 30, 2005.
Changes in Internal Control Over Financial Reporting
      Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.
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
      Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2005.
      In making this evaluation, management considered the material weakness discussed above, together with the remedial steps we have taken.
      Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, due to the material weakness discussed above, our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that disclosure controls and procedures cannot provide absolute assurance of achieving the objectives of disclosure controls and procedures.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The information required by this Item is incorporated by reference to Note 8 to the condensed consolidated financial statements included elsewhere in this report.

Item 6.	Exhibits
      (a) Exhibits

3	.1(1)	—	Second Amended and Restated Charter of King Pharmaceuticals, Inc.
3	.2(1)	—	Amended and Restated Bylaws of King Pharmaceuticals, Inc.
4	.1(1)	—	Specimen Common Stock Certificate.
4	.2(1)	—	Form of Rights Agreement by and between King Pharmaceuticals, Inc. and The Bank of New York (successor in interest to Union Planters National Bank).
10.1		—	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement.
10.2		—	Form of Option Certificate and Nonstatutory Stock Option Agreement.
31.1		—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification of Joseph Squicciarino, Chief Financial Officer of King Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification of Joseph Squicciarino, Chief Financial Officer of King Pharmaceuticals, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to King’s Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ BRIAN A. MARKISON

Brian A. Markison
President and Chief Executive Officer
Date: November 9, 2005

By:	/s/ JOSEPH SQUICCIARINO

Joseph Squicciarino
Chief Financial Officer
Date: November 9, 2005