Form 10-Q/A
period 2005-06-30
KING PHARMACEUTICALS INC
filed 2006-02-15
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     Number of shares outstanding of Registrant’s common stock as of August 8, 2005: 241,738,182

EXPLANATORY NOTE
We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 that we filed on August 9, 2005 (“Original Form 10-Q”) in response to comments we received from the Securities and Exchange Commission (the “Commission”) on a confidential treatment request we made for certain portions of Exhibit 10.3 in our Original Form 10-Q. This Amendment No. 1 to our Original Form 10-Q is being filed to amend and supplement Item 5 and to amend Item 6(a) to re-file Exhibit 10.3.
PART II — OTHER INFORMATION
Item 5. Other Information
On April 1, 2005, the Company entered into a Retirement and Consulting Agreement (the “Agreement”) with James R. Lattanzi, the Company’s then Chief Financial Officer and a director. Mr. Lattanzi’s retirement was effective June 1, 2005, and was the subject of a Form 8-K filed on April 5, 2005. A copy of the Agreement that redacted certain information was filed as Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005. A complete copy of the Agreement, including the previously redacted information, is being filed as Exhibit 10.3 hereto and is incorporated by reference herein.
On November 4, 2005, certain provisions relating to the length of the term of the Agreement were amended, as set forth in a First Amendment to Retirement and Consulting Agreement, dated as of November 4, 2005, by and between the Company and James R. Lattanzi (the “Amendment”). A copy of the Amendment that redacted certain information was filed as Exhibit 10.2 to Amendment No. 1 to the Company’s Form 8-K filed with the Commission on November 10, 2005. A complete copy of the Amendment, including the previously redacted information, was filed as Exhibit 10.2 to Amendment No. 2 to the Company’s Form 8-K filed with the Commission on February 15, 2006 and is incorporated by reference herein.
Pursuant to the terms of the Agreement, Mr. Lattanzi ceased being an employee and director of the Company on June 1, 2005 and became a consultant to the Company for a term of two years, which term was extended on November 4, 2005 to two and one-half years. The parties agreed that Mr. Lattanzi would provide consulting services to the Company with respect to matters in which Mr. Lattanzi was involved or had knowledge during his services as an employee. The Agreement and Amendment provide that Mr. Lattanzi would provide consulting services (i) during the first year, an average of up to twenty hours per week in exchange for a monthly retainer payment of $33,334.00, (ii) during the second year, an amount not to exceed twenty hours per week in exchange for a monthly retainer payment of $28,349.33, and (iii) during the additional six month period, an amount not to exceed ten hours per week in exchange for a monthly retainer payment of $29,166.67. The Agreement provides that the Company may terminate the Agreement in the event that Mr. Lattanzi commences active, full-time employment with any person or entity that is a direct competitor of the Company during the term of the Agreement, but the Company shall, in any event, be obligated to pay Mr. Lattanzi the monthly retainer payments through the first year of the Agreement.

Item 6. Exhibits
     (a) Exhibits

10.1*	—	Offer letter to Joseph Squicciarino dated May 25, 2005.

10.2*	—	Offer letter to Eric J. Bruce dated May 19, 2005.

10.3	—	Retirement and Consulting Agreement, dated as of April 1, 2005, and Waiver, Release and Non-Solicitation, Noncompete and Nondisclosure Agreement, dated as of May 12, 2005, by and between King Pharmaceuticals, Inc. and James R. Lattanzi.

10.4*	—	2005 Executive Management Incentive Award.

10.5*	—	King Pharmaceuticals, Inc. Incentive Plan (incorporated by reference to the definitive proxy statement, filed April 28, 2005, related to the 2005 annual meeting of shareholders).

10.6*	—	Compensation Policy for Non-Employee Directors.

10.7*	—	Salary Amendments For Certain Executive Officers.

10.8*	—	King Pharmaceuticals, Inc. Executive Deferred Compensation Plan.

31.1*	—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Joseph Squicciarino, Chief Financial Officer of King Pharmaceuticals, Inc., pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	—	Certification of Brian A. Markison, President and Chief Executive Officer of King Pharmaceuticals, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of Joseph Squicciarino, Chief Financial Officer of King Pharmaceuticals, Inc., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.
By:	/s/ Brian A. Markison

Brian A. Markison President and Chief Executive Officer

Date: February 15, 2006