Form 10-K
period 2005-12-31
KING PHARMACEUTICALS INC
filed 2006-03-03
CIK 1047699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-15875
King Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	54-1684963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Fifth Street Bristol, Tennessee (Address of Principal Executive Offices)	37620 (Zip Code)
Registrant’s telephone number, including area code: (423) 989-8000
Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)

Common Stock and Associated Preferred Stock Purchase Rights	New York Stock Exchange
Securities registered under Section 12(g) of the Exchange Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑          No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity as of June 30, 2005 was $2,516,525,051 The number of shares of Common Stock, no par value, outstanding at February 27, 2006 was 242,080,103.
Documents Incorporated by Reference:
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2006 annual meeting of shareholders.

PART I
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in Accountants and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
EX-10.33 WAIVER AGREEMENT - JOHN A. A. BELLAMY
EX-10.34 ADDENDUM TO THE WAIVER AGREEMENT
EX-10.35 COLLABORATION AGREEMENT - PAIN THERAPEUTICS, INC.
EX-10.36 LICENSE AGREEMENT - PAIN THERAPEUTICS, INC.
EX-10.37 LICENSE AGREEMENT - MUTUAL PHARMACEUTICAL COMPANY, INC.
EX-10.38 JOHN A.A.BELLAMY SEVERANCE LETTER
EX-21.1 LIST OF SUBSIDIARIES
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
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
      Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our website is www.kingpharm.com where you may view our Corporate Code of Conduct and Ethics. To the extent permitted by U.S. Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE)” regulations, we intend to disclose information as to any amendments to the Code and any waivers from provisions of the Code for our principal executive officer, principal financial officer, and certain other officers by posting the information on our website. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments, as well as other documents, as soon as reasonably practicable after their filing. These filings are also available to the public over the Internet at the website of the SEC, at http://www.sec.gov. You may also read and copy any document that we file at the SEC’s Public Reference Room located at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.
      King is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. By “vertically integrated,” we mean that we have the following capabilities:

•	sales and marketing,

•	research and development,

•	business development,

•	manufacturing,

•	packaging,

•	distribution,

•	quality control and assurance, and

•	regulatory management.
      Through a national sales force and through marketing alliances, we market our branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, psychiatrists, neurologists, pain specialists, sleep specialists, and hospitals across the United States and in Puerto Rico.
      Our corporate strategy is focused on three key therapeutic areas: cardiovascular/metabolic, neuroscience, and hospital/acute care products. We believe each of our key therapeutic areas has significant market potential and our organization is aligned accordingly.
      Under our corporate strategy we work to achieve organic growth by maximizing the potential of our currently marketed products and through prudent product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of a product, including seeking and gaining all necessary related governmental approvals, by such means as:

•	securing U.S. Food and Drug Administration, which we refer to as the “FDA,” approved new label indications;

•	developing and producing different strengths;

•	producing different package sizes;

•	developing new dosage forms; and

•	developing new product formulations.
      Our strategy also focuses on growth through the acquisition of novel branded pharmaceutical products in later stages of development and the acquisition of pharmaceutical technologies, particularly those products and technologies that we believe have significant market potential and complement our three key therapeutic areas of focus. Using our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in bringing innovative, clinically-differentiated therapies and technologies to market in our key therapeutic areas. We may also seek company acquisitions that add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations. We also work to achieve organic growth by continuing to develop investigational drugs.
      Branded pharmaceutical products represent one of our business segments. In accordance with our corporate strategy, our branded pharmaceutical products can be divided primarily into the following therapeutic areas:

•	cardiovascular/metabolic;

•	neuroscience;

•	hospital/acute care; and

•	other.
      Our Meridian Medical Technologies segment consists of our auto-injector business, which includes EpiPen®. In March 2006, we acquired the rights to market and sell EpiPen® throughout Canada until 2015. Royalties, another of our business segments, are derived from products we previously successfully developed and have licensed to third parties. Additionally, we manufacture third-party pharmaceutical products under contracts with a variety of pharmaceutical and biotechnology companies. Accordingly, contract manufacturing represents a segment of our business.
      The following table summarizes net revenues by operating segment (in thousands), almost all of which are derived from activities within the United States and Puerto Rico.

	For the Years Ended December 31,

	2005	2004	2003

Branded pharmaceuticals	$1,542,124	$1,076,517	$1,272,350
Meridian Medical Technologies	129,261	123,329	124,157
Royalties	78,128	78,474	68,365
Contract manufacturing	22,167	26,045	27,289
Other	1,201	(1)	628

Total	$1,772,881	$1,304,364	$1,492,789

      For information regarding profit and loss and total assets associated with each segment, see Note 20 to the Notes to Consolidated Financial Statements in this report.
Recent Milestones
      On March 1, 2006, we acquired substantially all of the assets of Allerex Laboratory LTD. The primary asset purchased from Allerex was the exclusive right to market and sell EpiPen® throughout Canada. We further negotiated with Dey, L.P., an extension of those exclusive rights to market and sell EpiPen® in Canada through 2015.
      In February 2006, we entered into a collaboration with Arrow International Limited and certain of its affiliates (collectively, “Arrow”) to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Under certain conditions, Arrow will be responsible for the manufacture and supply of new formulations of ramipril for us. Additionally, we have granted Cobalt Pharmaceuticals, Inc. a non-exclusive right to enter into the U.S. ramipril market with a generic form of the currently marketed Altace® product, which would be supplied by us. Cobalt is an affiliate of Arrow, but is not a party to the collaboration.
      Pursuant to the agreements, we made an upfront payment to Arrow of $35.0 million. Arrow will also receive payments from us of $50.0 million based on the timing of certain events and could receive an additional $25.0 million based on the occurrence of certain conditions. Additionally, Arrow will earn fees for the manufacture and supply of new formulations of ramipril.
      On December 6, 2005, we entered into a cross-license agreement with Mutual Pharmaceutical Company, Inc. Under the terms of the agreement, each party granted the other a license to certain intellectual property relating to metaxalone. Pursuant to the agreement, we paid Mutual $35.0 million and will pay royalties on net sales of metaxalone products. Our current formulation of metaxalone is Skelaxin®. The royalty rate may increase depending on the achievement of certain regulatory and commercial milestones.
      On November 9, 2005, we entered into a collaborative agreement with Pain Therapeutics, Inc. to develop and commercialize Pain Therapeutics’ drug candidate Remoxy™ and other abuse-resistant opioid painkillers. Remoxy™, which is an abuse-resistant version of long-acting oxycodone, is an investigational drug in late-stage clinical development for the treatment of severe to chronic pain. We have worldwide exclusive rights to commercialize Remoxy™ and the other abuse-resistant opioid drugs that are developed pursuant to the collaboration, other than in Australia and New Zealand. Under the terms of the agreement, we made an upfront cash payment of $150.0 million to Pain Therapeutics. We may also make additional cash milestone payments of up to $150.0 million based on the successful clinical and regulatory development of Remoxy™ and other abuse-resistant opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxy™ and an additional $15.0 million upon its approval. In addition, we will pay all research and development expenses relating to the collaboration up to a maximum of $100.0 million. We will record net sales of all products subject to the collaboration and pay Pain Therapeutics a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion. We are also responsible for the payment of third-party royalty obligations of Pain Therapeutics related to products developed under this collaboration.
      On August 12, 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 compound, which is also known as bremelanotide, for the treatment of male and female sexual dysfunction. Pursuant to the terms of the agreement, Palatin has granted us a co-exclusive license with Palatin to PT-141 in North America and an exclusive right to collaborate in the licensing or sublicensing of PT-141 with Palatin outside North America. PT-141 is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction. This new chemical entity is being evaluated in Phase II clinical trials studying the efficacy and safety profile of varying doses of this novel compound in men experiencing erectile dysfunction (“ED”) and women experiencing female sexual dysfunction (“FSD”). We paid Palatin approximately $20.0 million on entering into the collaborative agreement, which included a $3.4 million equity investment in Palatin. During the third quarter of 2005, we made an additional equity investment of $10.0 million in Palatin under the terms of the collaborative agreement. This investment reduced the equity portion of the milestone payments due Palatin upon completion of Phase II clinical trials by the same amount. In addition to the initial purchase price and the investment during 2005, we may also pay potential milestone payments to Palatin of up to $90.0 million for achieving certain ED and FSD development and regulatory approval targets. A portion of these milestone payments will consist of additional equity investments in Palatin. After regulatory approval and commercialization of PT-141, we may also pay potential milestone payments to Palatin of up to $130.0 million upon achieving specified annual North American net sales thresholds. We will share all collaboration, development and marketing costs associated with and net profits derived from PT-141 based upon an agreed percentage.
      On June 12, 2003, we acquired the primary care business of Elan Corporation, plc, and that of some of its subsidiaries, in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin®, and Elan’s United States primary care field sales force. Product rights subject to the agreement include those related to Sonata®, a nonbenzodiazepine treatment for insomnia, and Skelaxin®, a muscle relaxant, in the United States, its territories and possessions, and Puerto Rico. Under the terms of the agreement, Elan’s sale of Skelaxin® included related NDAs, copyrights, trademarks, patents and rights pertaining to potential new formulations of Skelaxin®. Elan’s sale of Sonata® included its rights to the product, as well as certain related copyrights. We also acquired certain intellectual property, regulatory, and other assets relating to Sonata® directly from Wyeth. The total purchase price of $814.4 million included the cost of acquisition, assumed liabilities and a portion of contingent liabilities. The purchase price also included the transfer of inventory with a value of approximately $40.4 million. In addition to the initial purchase price, we paid $25.0 million during January 2004, as a milestone payment to Elan relating to the ongoing exclusivity of Skelaxin®. We also pay Wyeth royalties on the current formulation of Skelaxin® from the date of closing.
      On January 8, 2003, we acquired Meridian Medical Technologies, Inc. for $253.9 million in cash paid to Meridian’s shareholders in exchange for their shares of Meridian common stock. Meridian pioneered the development, and is the leading manufacturer, of auto-injectors for the self-administration of injectable drugs. An auto-injector is a pre-filled, pen-like device that allows a patient or caregiver to automatically inject a precise drug dosage quickly, easily, safely and reliably. Meridian’s commercial pharmaceutical products primarily include EpiPen®, an auto-injector filled with epinephrine for the emergency treatment of anaphylaxis resulting from severe or allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis. Meridian manufactures EpiPen® under a supply agreement with Dey L.P., which markets the product. Other Meridian pharmaceutical products include:

•	AtroPen® and ComboPen®, nerve agent antidotes;

•	the Antidote Treatment Nerve Agent Auto-injector, a nerve gas antidote utilizing Meridian’s patented dual chambered auto-injector and injection process; and

•	auto-injectors filled with diazepam for treatment of seizures and morphine for pain management that are primarily sold to the U.S. Department of Defense (“DoD”) under an Industrial Base Maintenance Contract.
      Meridian also markets nerve agent antidotes to allied foreign governments. These products are used by these foreign allies primarily for military defense purposes, and occasionally for homeland security.
Industry
      The pharmaceuticals industry is a highly competitive global business composed of a variety of participants, including large and small branded pharmaceutical companies, specialty and niche-market pharmaceutical companies, biotechnology firms, large and small research and drug development organizations, and generic drug manufacturers. These participants compete on a number of factors, including technological innovation or novelty, clinical efficacy, safety, convenience or ease of administration and cost-effectiveness. In order to promote their products to physicians and consumers, industry participants devote considerable resources to advertising, marketing and sales force personnel, distribution mechanisms and relationships with medical and research centers, physicians and patient advocacy and support groups.

      The industry is affected by the following factors, among others:

•	the aging of the patient population, including diseases specific to the aging process and demographic factors, including obesity, diabetes, cardiovascular disease, and patient and physician demand for products that meet chronic or unmet medical needs;

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby pharmaceutical companies are acquiring one another or smaller biotechnology companies and divestitures of products deemed “non-strategic”;

•	cost containment and downward price pressure from managed care organizations and governmental entities, both in the United States and overseas;

•	increased drug development, manufacturing and compliance costs for pharmaceutical producers;

•	the rise of generic companies and challenges to patent protection and exclusivity;

•	more frequent product liability litigation;

•	increased governmental scrutiny of the healthcare sector, including issues of patient safety, cost, efficacy and reimbursement/insurance matters; and

•	the cost of advertising and marketing, including direct-to-consumer advertising on television and in print.
Branded Pharmaceuticals
      We market a variety of branded prescription products that primarily can be divided into the following therapeutic areas:

•	cardiovascular/ metabolic (including Altace®, Corgard®, Levoxyl® and Cytomel®),

•	neuroscience (including Sonata® and Skelaxin®),

•	hospital/ acute care (including Thrombin-JMI®, Bicillin®, Synercid® and Intal®), and

•	other.
      Our branded pharmaceutical products are generally in high-volume therapeutic categories and we believe they are well known for their indications (for example, Altace®, Skelaxin®, Sonata® and Levoxyl®). Branded pharmaceutical products represented 87.0% and 82.5% of our total net revenues for each of the years ended December 31, 2005 and 2004.
      Cardiovascular/ Metabolic. Altace®, an angiotensin converting enzyme (“ACE”) inhibitor, is our primary product within this category. In August 1999, the results of the Heart Outcomes Prevention Evaluation trial (the “HOPE trial”) were released. The HOPE trial determined that Altace® significantly reduces the rates of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in a broad range of high-risk cardiovascular patients. On October 4, 2000, the FDA approved our supplemental NDA (“sNDA”) related to Altace®. This approval permits the promotion of Altace® to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over, with either a history of coronary artery disease, stroke or peripheral vascular disease, or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low high-density lipoprotein (“HDL”) levels, cigarette smoking or documented microalbuminuria). Corgard® is a beta-blocker indicated for the management of hypertension as well as long-term management of patients with angina pectoris. Altace® and Corgard® are marketed primarily to primary care physicians and cardiologists. Levoxyl® and Cytomel®, which are indicated for the treatment of thyroid disorders, are marketed primarily to primary care physicians and endocrinologists.
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
      Hospital/ Acute Care. Products in this category are marketed primarily to hospitals. Our largest products in this category are Thrombin-JMI®, Bicillin® and Synercid®. Thrombin-JMI® aids in controlling minor bleeding during surgery. Synercid® is an injectable antibiotic, primarily administered in hospitals, indicated for treatment of vancomycin-resistant enterococcus faecium and treatment of some complicated skin and skin structure infections. This category also includes several anti-infective products, including Bicillin®, that are marketed primarily to general/family practitioners and internal medicine physicians and are prescribed to treat uncomplicated infections of the respiratory tract, urinary tract, eyes, ears and skin. These products are generally in technologically mature product segments. Intal® and Tilade® are oral multi-dose inhalers of non-steroidal anti-inflammatory agents indicated for the preventive management of asthma.
      Other. We also have other products that are marketed primarily to primary care physicians and certain specialists.
      Some of our branded prescription products are described below:

Product	Product Description and Indication

Cardiovascular/ Metabolic
Altace®(1)	A hard-shell capsule for oral administration indicated for the treatment of hypertension and reduction of the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over with either a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (such as elevated cholesterol levels or cigarette smoking). Altace® is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining acute myocardial infarction.
Corgard®(2)	A beta-blocker tablet, indicated for the management of hypertension as well as long-term management of patients with angina pectoris.
Levoxyl®	Color-coded, potency marked tablets indicated for thyroid hormone replacement or supplemental therapy for hypothyroidism.
Cytomel®	A tablet indicated in the medical treatment of hypothyroidism. The only commercially available thyroid hormone tablet containing T(3) as a single entity.
Neuroscience
Sonata®	A nonbenzodiazepine capsule treatment for insomnia.
Skelaxin®	A muscle relaxant tablet indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions.

Product	Product Description and Indication

Hospital/ Acute Care
Thrombin-JMI®	A chromatographically purified topical (bovine) thrombin solution indicated as an aid to hemostasis whenever oozing blood and minor bleeding from capillaries and small venules is accessible.
Synercid®	An injectable antibiotic indicated for treatment of certain complicated skin and skin structure infections.
Bicillin®	A penicillin-based antibiotic suspension for deep muscular injection indicated for the treatment of infections due to penicillin-G-susceptible microorganisms that are susceptible to serum levels common to this particular dosage form.
Intal®	An oral multi-dose inhaler of a non-steroidal anti-inflammatory agent for the preventive management of asthma.
Tilade®	An oral multi-dose inhaler of a non-steroidal anti-inflammatory agent for the preventive management of asthma.
Other
Menest®	A film-coated esterified estrogen tablet for the treatment of vasomotor symptoms of menopause, atrophic vaginitis, kraurosis valvae, female hypogonadism, female castration, primary ovarian failure, breast cancer and prostatic carcinoma.
Delestrogen®	An injectable estrogen replacement therapy.
Aplisol®	Aids in the detection of infections with mycobacterium tuberculosis.
Neosporin®(3)	A prescription strength ophthalmic ointment and solution indicated for the topical treatment of ocular infections. It is also formulated as a prescription strength genito-urinary concentrated sterile irrigant indicated for short-term use as a continuous irrigant or rinse to help prevent infections associated with the use of indwelling catheters.

(1)	We acquired licenses for the exclusive rights in the United States under various patents to the active ingredient in Altace®.

(2)	We acquired a fully paid license to Corgard® in the United States.

(3)	We have exclusive licenses, free of royalty obligations, to manufacture and market prescription formulations of Neosporin®.

      Net sales of certain of our branded prescription products for the year ended December 31, 2005 are set forth in the tables below.

Net sales

(in millions)
Cardiovascular/Metabolic
Altace®	$554.4
Levoxyl®	139.5
Cytomel®	36.2
Corgard®	6.6
Neuroscience
Skelaxin®	$344.6
Sonata®	83.2
Hospital/Acute Care
Thrombin-JMI®	$220.6
Bicillin®	54.0
Synercid®	12.4
Intal®	12.2
Other
Aplisol®	$16.4
Neosporin®	9.6
Menest®	7.3
Delestrogen®	6.2
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
      The commercial pharmaceutical business of our Meridian segment primarily consists of EpiPen®, an auto-injector filled with epinephrine for the emergency treatment of anaphylaxis resulting from severe or allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis. We have a supply agreement with Dey, L.P., in which we granted Dey the exclusive right to market, distribute, and sell EpiPen® worldwide. The supply agreement expires December 31, 2015.
      Our Meridian segment also includes pharmaceutical products that are presently sold primarily to the DoD, under an Industrial Base Maintenance Contract which is terminable by the DoD at its convenience. These products include the nerve agent antidotes AtroPen® and ComboPen®, and the Antidote Treatment Nerve Agent Auto-injector, which we refer to as the “ATNAA.” AtroPen® is an atropine-filled auto-injector and ComboPen® consists of an atropine-filled auto-injector and a pralidoxime-filled auto-injector. The ATNAA utilizes a dual chambered auto-injector and injection process to administer atropine and pralidoxime, providing an improved, more efficient means of delivering these nerve agent antidotes. Other products sold to the DoD also include a diazepam-filled auto-injector for the treatment of seizures and a morphine-filled auto-injector for pain management.
      On March 1, 2006, we acquired substantially all of the assets of Allerex Laboratory LTD. The primary asset purchased from Allerex was the exclusive right to market and sell EpiPen® throughout Canada. We further negotiated with Dey, L.P., an extension of those exclusive rights to market and sell EpiPen® in Canada through 2015.

Royalties
      We have successfully developed two currently marketed adenosine-based products, Adenoscan® and Adenocard®, for which we receive royalty revenues. Specifically, we are party to an agreement under which Astellas Pharma US, Inc. (formerly Fujisawa Healthcare, Inc.) manufactures and markets Adenoscan® and Adenocard® in the United States and Canada in exchange for royalties. We have licensed exclusive rights to Sanofi-Aventis SA to manufacture and market Adenocard® in countries other than the United States, Canada and Japan in exchange for royalties. We have licensed exclusive rights to Sanofi-Aventis to manufacture and market Adenoscan® in Austria, Belgium, Denmark, Finland, France, Germany, Greece, Ireland, Italy, Liechtenstein, Luxembourg, the Netherlands, Norway, Portugal, Spain, Sweden, Switzerland, and the United Kingdom in exchange for royalties. Sanofi-Aventis has received marketing approval for Adenoscan® in a number of these countries. We have licensed exclusive rights to Suntory to manufacture and market Adenoscan® and Adenocard® in Japan in exchange for royalties.
      Royalties received by us from sales of Adenoscan® and Adenocard® outside of the United States and Canada are shared equally with Astellas. Astellas, on its own behalf and ours, obtained a license to additional intellectual property rights for intravenous adenosine in cardiac imaging and the right to use intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery. For additional information on our royalty agreements, please see the section below entitled “Intellectual Property.”
Contract Manufacturing
      We utilize a portion of our excess manufacturing capacity to provide third-party contract manufacturing. We currently provide contract manufacturing for other pharmaceutical and biotechnology companies. Contract manufacturing as a percentage of total revenues equaled approximately 1.3% for the year ended December 31, 2005. We believe contract manufacturing provides a means of absorbing overhead costs and, as such, is an efficient utilization of excess capacity.
Sales and Marketing
      Our commercial operations organization, which includes sales and marketing, is based in Princeton, New Jersey. We have a sales force consisting of approximately 1,000 individuals in the United States and Puerto Rico. We distribute our branded pharmaceutical products primarily through wholesale pharmaceutical distributors. These products are ordinarily dispensed to the public through pharmacies by prescription. Our marketing and sales promotions for branded pharmaceutical products principally target general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, neurologists, psychiatrists, pain specialists, sleep specialists and hospitals through detailing and sampling to encourage physicians to prescribe more of our products. The sales force is supported and supplemented by co-promotion arrangements, telemarketing and direct mail, as well as through advertising in trade publications and representation at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd. and Scott-Levin, suppliers of prescriber prescription data. We seek new international markets for product lines for which we have international rights. The marketing and distribution of these products in foreign countries generally require the prior registration of the products in those countries. We generally seek to enter into distribution agreements with companies with established foreign marketing and distribution capabilities since we do not have a distribution mechanism in place for distribution outside the United States and Puerto Rico.
      Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2005, approximately 69% of our gross sales were attributable to three key wholesalers: Cardinal/Bindley (28%), McKesson Corporation (27%) and Amerisource Bergen Corporation (14%).
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
      We can produce a broad range of dosage forms, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to capture higher margins and pursue drug development and product line extensions more efficiently. We manufacture a portion of the finished dosage form of Altace® at our Bristol facility. However, currently many of our product lines, including Skelaxin®, Sonata®, Delestrogen®, Intal®, Tilade®, Synercid® and Cortisporin® are manufactured for us by third parties. As of December 31, 2005, we estimate capacity utilization was approximately 30% at the Bristol facility, approximately 20% at the Rochester facility, approximately 100% at the Middleton facility, approximately 65% at the St. Petersburg facility and approximately 75% at the St. Louis facility.
      In addition to manufacturing, we have fully integrated manufacturing support systems including quality assurance, quality control, regulatory management and logistics. We believe that these support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable services and goods to our customers on a timely basis. Companies that do not have such support systems in-house must outsource these services.
      We require a supply of quality raw materials and components to manufacture and package drug products for us and for third parties with whom we have contracted. Generally, we have not had difficulty obtaining raw materials and components from suppliers. Currently, we rely on more than 500 suppliers to deliver the needed raw materials and components for our products.
Research and Development
      We are engaged in the development of chemical compounds, including new chemical entities, which provide us with strategic pipeline opportunities for the commercialization of new branded prescription pharmaceutical products. In addition to developing new chemical compounds, we pursue means of enhancing the value of existing products through new uses, formulations, and drug delivery technology that may provide additional benefits to patients and improvements in the quality and efficiency of our manufacturing processes.
      We invest in research and development because we believe it is important to our long-term growth. We presently employ approximately 70 people in research and development, including pre-clinical and toxicology experts, pharmaceutical formulations scientists, clinical development experts, medical affairs personnel, regulatory affairs experts, data scientists/statisticians and project managers.
      In the conduct of our research and development, we utilize a virtual model led by our project management personnel, providing us with substantial flexibility and allowing high efficiency while minimizing internal fixed costs. Utilizing this model, we supplement our internal efforts by collaborating with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracting with other parties to perform research in their facilities. We use the services of physicians, hospitals, medical schools, universities, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. We seek investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including in-licensing arrangements, development agreements, joint ventures, and the acquisition of products in development.
      Drug development is time-consuming and expensive. Only a small percentage of chemical compounds discovered by researchers prove to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 10 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates sometimes fail to receive regulatory approval.
      Clinical trials are conducted in a series of sequential phases, with each phase designed to address a specific research question. In Phase I clinical trials, researchers test a new drug or treatment in a small group of people to evaluate the drug’s safety, determine a safe dosage range, and identify side effects. In Phase II clinical trials, researchers give the drug or treatment to a larger population to assess effectiveness and to further evaluate safety. In Phase III clinical trials, researchers give the drug or treatment to an even larger population to confirm its effectiveness, monitor side effects, compare it to commonly used treatments, and collect information that will allow the drug or treatment to be used safely. The results of Phase III clinical trials are pivotal for purposes of obtaining FDA approval of a new product.
      Our development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxytm, an investigational drug for the treatment of severe to chronic pain, which is currently in Phase III clinical trials;

•	Binodenoson, our next generation cardiac pharmacologic stress-imaging agent, which is currently in Phase III clinical trials;

•	Vanquixtm, a diazepam-filled auto-injector for the treatment of acute, repetitive epileptic seizures, which is currently in Phase III clinical trials;

•	PT-141, an investigational drug for the treatment of ED and FSD, which is currently in late Phase II clinical trials;

•	MRE0094, an investigational drug for the topical treatment of chronic diabetic neuropathic foot ulcers, which is currently in Phase II clinical trials; and

•	T-62, an investigational drug for the treatment of neuropathic pain, for which we have completed Phase I clinical trials.
      Development projects, including those in which we have collaboration agreements with third parties, that involve currently marketed compounds include the following:

•	a novel formulation involving ramipril for which an NDA is pending;

•	an Altace®/diuretic combination product;

•	a large multinational study (DREAM) to evaluate the ability of Altace® to prevent diabetes;

•	a program to evaluate whether Altace® slows the progression of chronic kidney disease, for which an sNDA was submitted to the FDA last year;

•	a program to evaluate the safety and efficacy of Altace® in children, for which an sNDA was submitted to the FDA last year, and for which we expect to receive an additional six months of patent exclusivity;

•	a new formulation of Intal®, for the long-term management of asthma, utilizing the environmentally friendly propellant hydrofluoroalkane (“HFA”); and

•	a potential new formulation of metaxalone®.
      Our research and development expenses were $74.0 million in 2005, $67.9 million in 2004 and $44.1 million in 2003, excluding research and development in-process at the time of acquisition of a product. In-process research and development expenses were $188.7 million for the year ended December 31, 2005, $16.3 million for the year ended December 31, 2004 and $194.0 million for the year ended December 31, 2003.
Government Regulation
      Our business and our products are subject to extensive and rigorous regulation at both the federal and state levels. Nearly all of our products are subject to pre-market approval requirements. New drugs are approved under, and are subject to, the Food, Drug and Cosmetics Act (“FDC Act”), and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, which we refer to as the “PHS Act,” and related regulations. Biological drugs are licensed under the PHS Act.
      At the federal level, we are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the U.S. Environmental Protection Agency (“EPA”). The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.
      When we acquire the right to market an existing approved pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer to us of marketing rights to the pharmaceutical products. We are also required to report to the FDA, and sometimes acquire prior approval from the FDA, certain changes in an approved NDA, as set forth in the FDA’s regulations. When advantageous, we transfer the manufacture of acquired branded pharmaceutical products to other manufacturing facilities which may include our manufacturing facilities, when appropriate, after regulatory requirements are satisfied. In order to transfer manufacturing of acquired products, the new manufacturing facility must demonstrate, by filing information with the FDA, that it can manufacture the product in accordance with current Good Manufacturing Practices, referred to as “cGMPs,” and the specifications and conditions of the approved marketing application. For changes requiring pre-market approval, there can be no assurance that the FDA will grant such approval in a timely manner, if at all.
      The FDA also mandates that drugs be manufactured, packaged and labeled in conformity with cGMPs. In complying with cGMPs, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the products meet applicable specifications and other requirements to ensure product safety and efficacy.
      The FDA and other government agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP and other regulatory requirements. Failure to comply with these statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or recall of a product. Adverse experiences with the use of products must be reported to the FDA and could result in the imposition of market restrictions through labeling changes or in product removal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following approval.
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

      We also manufacture and sell pharmaceutical products which are “controlled substances” as defined in the Controlled Substances Act and related federal and state laws, which establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA and state authorities. The DEA has a dual mission of law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA’s regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent such articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the DEA and applicable state authorities in order to engage in the development, manufacturing and distribution of pharmaceutical products containing controlled substances.
      The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), a part of the FDC Act, which regulates distribution activities at both the federal and state level. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if these manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions.
      A number of states have passed laws specifically designed to track and regulate specified activities of pharmaceutical companies. Other states presently have pending legislation that will have similar effects. Some of these state laws require the tracking and reporting of advertising or marketing activities within the state. Others limit spending on items provided to healthcare providers or state officials.
      We cannot determine what effect new laws, changes in regulations, statutes or legal interpretation, when and if adopted or enacted, may have on our business in the future. New laws, regulations, standards, or interpretations could, among other things, require changes to manufacturing methods, expanded or different labeling, the recall, replacement or discontinuance of certain products, additional record keeping or expanded documentation or could limit the way we advertise and/ or market our products. These changes, or new legislation, could have a material adverse effect on our business, financial condition or results of operations.
Environmental Matters
      Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental laws will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at any of our facilities.
Competition

General
      We compete with other pharmaceutical companies, including large, global pharmaceutical companies, for the acquisition of products and technologies in later stages of development. We also compete with other pharmaceutical companies for currently marketed products and product line acquisitions. Competitors include Biovail Corporation, Forest Laboratories, Inc., Shire Pharmaceuticals Group plc,

Medicis Pharmaceutical Corporation, Watson Pharmaceuticals, Inc., Wyeth, Pfizer Inc., Bristol Myers Squibb, Sanofi Aventis, GlaxoSmithKline and other companies which also acquire branded pharmaceutical products and product lines from, and enter into licensing arrangements with, other pharmaceutical companies. Additionally, since our products are generally established and commonly sold, they are subject to competition from products with similar qualities. Our branded pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

Generic Substitutes
      Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes. For a manufacturer to launch a generic substitute, it must prove to the FDA when filing an application to make a generic substitute that the branded pharmaceutical product and the generic substitute are therapeutically bioequivalent. By focusing our efforts in part on products with patent protection, challenging bioequivalence or complex manufacturing requirements, we believe that we are better positioned to maintain market share and produce sustainable, high margins and cash flows.
      The FDA requires that generic applicants claiming invalidity or non-infringement of status listed by a NDA holder give the NDA holder notice each time an abbreviated new drug application (“ANDA,”) is either submitted or amended to claim invalidity or non-infringement of listed patents. If the NDA holder files a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA is barred (or stayed) from approving the ANDA for 30 months unless specific events occurred sooner. To avoid multiple 30-month stays for the same branded drug, the relevant provisions of the Hatch-Waxman Act (21 U.S.C. §§ 355(j)(2) and (5)) indicate that a 30-month stay will only attach to patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which we refer to as the “FDA’s Orange Book,” at the time an ANDA is originally filed. Although the ANDA filer is still required to certify against a newly-listed patent, the NDA holder can still bring suit based upon infringement of that patent, but such a suit will not trigger an additional 30-month stay of FDA approval of the ANDA.
      Only patents listed in the FDA’s Orange Book are eligible for protection by a 30-month stay of FDA approval of the ANDA. We are required to list all patents that claim a composition of matter relating to a drug or a method of using a drug. The FDA’s regulations prohibit listing of certain types of patents, including patents claiming certain metabolites (the active moiety that results from the body’s metabolism of the drug substance), intermediates (namely, substances not present in the finished product), certain methods of use, or patents claiming certain product packaging. As such, some patents that may issue are not eligible for listing in the FDA’s Orange Book and thus not eligible for protection by a 30-month stay.
Intellectual Property

Patents, Licenses and Proprietary Rights
      We consider the protection of discoveries in connection with our development activities important to our business. The patent positions of pharmaceutical companies, including ours, are uncertain and involve legal and factual questions which can be difficult to resolve. We seek patent protection in the United States and selected foreign countries where and when appropriate.
      In connection with the Altace® product line, we acquired a license for the exclusive rights in the United States and Puerto Rico to various Aventis patents, including the rights to the active ingredients in Altace® having patents listed in the FDA’s Orange Book that expire in October 2008 and April 2012. Our rights include the use of the active ingredients in Altace® generally in combination as human therapeutic or human diagnostic products in the United States.
      Skelaxin® has two method-of-use patents listed in the FDA’s Orange Book, which do not expire until December 2021.
      Sonata® has a composition of matter patent listed in the FDA’s Orange Book that expires in June 2008.
      We own patent rights in the United States related to the HFA formulation of Intal® until September 2017, a composition of matter patent in the United States for Tilade® until October 2006 and a formulation patent in the United States for Synercid® until November 2017.
      We have exclusive licenses expiring in June 2036 for the prescription formulations of Neosporin®. These licenses are subject to early termination in the event we fail to meet specified quality control standards, including cGMP regulations with respect to the products, or commit a material breach of other terms and conditions of the licenses which would have a significant adverse effect on the uses of the licensed products retained by the licensor, including, among other things, marketing products under these trade names outside the prescription field.
      We own the intellectual property rights associated with Meridian’s dual-chambered auto-injector and injection process, which include a patent in the United States that expires in April 2010.
      We receive royalties on sales of Adenoscan®, a product that we successfully developed. Adenoscan® has patent coverage that extends to March 2015.
      In addition to the intellectual property for the currently marketed products described above, we also have acquired intellectual property related to various products currently under development. For example, we have acquired rights to intellectual property relating to T-62 and certain related backup compounds currently under development for the treatment for neuropathic pain. In connection with our collaborative agreement with Pain Therapeutics, Inc., we have acquired an exclusive license (subject to preexisting license rights granted by Pain Therapeutics) to certain intellectual property rights related to opioid formulations, including Remoxy™, which is currently in development for the treatment of moderate-to-severe chronic pain. In connection with our collaborative agreement with Palatin Technologies, Inc., we have acquired a co-exclusive license to intellectual property rights related to PT-141, currently being developed for the treatment of male and female sexual dysfunction. Furthermore, in connection with the development of MRE0094, we have acquired exclusive licenses to composition and method patents related to adenosine receptor agonists for the topical treatment of chronic diabetic foot ulcers. Also, we have acquired exclusive rights to patents related to binodenoson, the pharmacologic stress agent specific to the adenosine receptor necessary for increased cardiac blood flow. Also, we have acquired certain intellectual property rights from Mutual Pharmaceutical Company, Inc. related to metaxalone, the active pharmaceutical ingredient in Skelaxin®, and we have acquired certain intellectual property rights from Arrow related to ramipril, the active pharmaceutical ingredient in Altace,® as previously discussed.
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
      For a discussion of challenges to our patents by generic drug manufacturers, please see the section entitled “Risk Factors” under the heading “If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Skelaxin® and Sonata®, and the patent relating to Adenoscan®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, our results of operations could be materially adversely affected.”

Trademarks
      We sell our branded products under a variety of trademarks. We believe that we have valid proprietary interests in all currently used trademarks, including those for our principal branded pharmaceutical products registered in the United States.
Backlog
      As of February 24, 2006, we had no material backlog.
Employees
      As of February 24, 2006, we employed 2,795 full-time and four part-time persons. Approximately 185 employees of the Rochester facility are covered by a collective bargaining agreement with the Paper, Allied Industrial, Chemical & Energy Workers, International Union (PACE), Local No. 60178, which expires on February 28, 2008. Approximately 301 employees of the St. Louis facility are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Union, Local No. 688, which expires February 28, 2008. We believe our employee relations are good.

Item 1A.	Risk Factors
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
Risks Related to our Business

The securities and derivative litigation or the continuing SEC investigation could have a material adverse effect on our business.
      Subsequent to the announcement of the SEC investigation described in Item 3, “Legal Proceedings”, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, former directors, our executive officers, former executive officers, a subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934 in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003, alleging that we, through some of our executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning our business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants filed motions to dismiss the consolidated amended complaint.
      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones Pharma Incorporated, a predecessor to one of our wholly owned subsidiaries, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, we and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery in this action has commenced. The Court has set a trial date of April 10, 2007.
      We have estimated a probable loss contingency for the class action lawsuit described above. We believe this loss contingency will be paid on behalf of us by our insurance carriers. Accordingly, as of December 31, 2005, we have recorded a liability and a receivable for this amount, classified in accrued expenses and prepaid and other current assets, respectively, in our consolidated financial statements.
      Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 3, 2003, plaintiffs filed a consolidated amended complaint. On November 17, 2003, defendants filed a motion to dismiss or stay the consolidated amended complaint. The court denied the motion to dismiss, but granted a stay of proceedings. On October 11, 2004, the court lifted the stay to permit plaintiffs to file a further amended complaint adding class action claims related to our then-anticipated merger with Mylan Laboratories, Inc.

On October 26, 2004, defendants filed a partial answer to the further amended complaint, and moved to dismiss the newly-added claims. Following the termination of the Mylan merger agreement, plaintiffs voluntarily dismissed these claims. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.
      Beginning in March 2003, three purported shareholder derivative complaints were likewise filed in Tennessee federal court, asserting claims similar to those alleged in the state derivative litigation. These cases have been consolidated, and on December 2, 2003 plaintiffs filed a consolidated amended complaint. On March 9, 2004, the court entered an order indefinitely staying these cases in favor of the state derivative action.
      In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004, which remains pending. We believe that the claims in this case are moot following termination of the Mylan merger agreement.
      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act, which we refer to as “ERISA.” As amended, the complaint alleged that we and certain of our executive officers, former executive officers, directors, former directors and an employee violated fiduciary duties that they allegedly owed our 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action were similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005. The plaintiffs have not appealed this decision and the deadline for filing any appeal has now passed.
      The SEC investigation of our previously disclosed errors relating to reserves for product returns is continuing, and it is possible that this investigation could result in the SEC’s imposing fines or other sanctions on us.
      We are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, or if any governmental sanctions are imposed in excess of those described above, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC investigation and defending us in the pending litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Skelaxin® and Sonata®, and the patent relating to Adenoscan®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, our results of operations could be materially adversely affected.
      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book”; United States Patent No. 5,061,722 (the “ ’722 patent”), a composition-of-matter patent, and United States Patent No. 5,403,856 (the “ ’856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its

NDA. Cobalt filed a Paragraph IV certification alleging invalidity of the ’722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003, in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provided us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. On February 27, 2006, the Company, Aventis and Cobalt agreed that, subject to certain conditions, within 38 days, all parties will submit a joint stipulation dismissing without prejudice the litigation before the U.S. District Court of Massachusetts.
      Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, we filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. Trial is currently scheduled to begin in that action on June 6, 2006.
      We intend to vigorously enforce our rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2005, we had net intangible assets related to Altace® of $239.5 million. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the patent intangible assets and the other intangible assets associated with this product.
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co. (“Mutual”), Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 patent and the ’102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, in the District Court for the Eastern District of New York concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.
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
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot provide any assurance regarding the degree to which this strategy will be successful, if at all. As of December 31, 2005, we had net intangible assets related to Skelaxin® of $170.4 million. If demand for Skelaxin® declines below current expectations, we may have to write off a portion or all of these intangible assets.
      Sicor Pharmaceuticals, Inc. (“Sicor”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “ ’877 patent”) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the revenues from our royalties segment is derived from Astellas from its net sales of Adenoscan®. Sicor has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. We and Astellas filed suit against Sicor and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ’877 patent. Pursuant to the Hatch-

Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Sicor’s ANDA for 30 months from no earlier than April 16, 2005. We do not expect trial to begin before February 2007. We intend to vigorously enforce our rights under the ’877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the validity and enforceability of U.S. Patent 4,626,538 (the “ ’538 patent”) listed in the Orange Book which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ’538 patent. As of December 31, 2005, we had net intangible assets related to Sonata® of $12.9 million. If a generic form of Sonata® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
      We may not be successful in securing or maintaining proprietary patent protection for other of our products or for products and technologies we develop or license. In addition, our competitors may develop products similar to ours, including generic products, using methods and technologies that are beyond the scope of our intellectual property protection, which could reduce our sales.
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

We have entered into agreements with manufacturers and/or distributors of generic pharmaceutical products with whom we are presently engaged, or have been previously engaged in litigation, and these activities could subject us to claims that we have violated federal and/or state anti-trust laws.
      We have negotiated and entered into a number of agreements with manufacturers and/or distributors of generic pharmaceutical products with whom we are presently engaged or have previously been engaged in litigation. Governmental and/or private parties may allege that these arrangements violate applicable state or federal anti-trust laws. If a court or other governmental body were to conclude that a violation of these laws had occurred, liability based on such a finding could be material and may adversely affect us.

We cannot assure you that we will be able to comply with the terms and conditions of our corporate integrity agreement with the Office of Inspector General of the United States Department of Health and Human Services.
      In October 2005, as part of our settlement of the government pricing investigation of our company (see Item 3. Legal Proceedings, below), we entered into a five-year corporate integrity agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/ OIG”). The purpose of the CIA, which applies to all of our U.S. subsidiaries and employees, is to promote compliance with the federal health care and procurement programs in which we participate, including the Medicaid Drug Rebate Program, the Medicare Program, the 340B Drug Pricing Program, and the Veterans Administration Pricing Program.
      In addition to the challenges associated with complying with the regulations applicable to each of these programs (as discussed below), we are required, among other things, to keep in place our current compliance program, provide specified training to employees, retain an independent review organization to conduct periodic audits of our Medicaid Rebate and Medicare Average Sales Price calculations and our automated systems, processes, policies and practices related to government pricing calculations, and to provide periodic reports to HHS/ OIG.
      Implementing the broad array of processes, policies, and procedures necessary to comply with the CIA has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.
      Failing to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each instance of non-compliance. In addition, flagrant or repeated violations of the CIA could result in our being excluded from participating in government health care programs, which could have a material adverse effect on our business.

We are subject to the risk of additional litigation and regulatory proceedings or actions in connection with the restatement of prior period financial statements.
      We previously restated our previously issued financial statements for the fiscal years 2002 and 2003, including interim periods in 2003, and the first two quarters of 2004. We may in the future be subject to class action suits, other litigation or regulatory proceedings or actions arising in relation to the restatement of our prior period financial statements. Any expenses incurred in connection with such a potential litigation or regulatory proceeding or action not covered by available insurance or any adverse resolution of this potential litigation or regulatory proceeding or action could have a material adverse effect on our business, results of operations, cash flows and financial condition. Further, any litigation or regulatory proceeding or action may be time-consuming and may distract our management from the conduct of our business.

We cannot assure you that we will be able to maintain effective internal control over financial reporting.
      Under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules issued thereunder, management is required to conduct an evaluation of the effectiveness of our internal control over financial reporting as of each year-end. We are also required to include in our Annual Reports on Form 10-K a report on management’s assessment of the effectiveness of our internal control over financial reporting. Our registered public accounting firm also issues an audit report on management’s assessment and our internal control over financial reporting.
      Management has concluded that our internal control over financial reporting was effective as of December 31, 2005 and that it provided reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements in accordance with generally accepted accounting principles. We cannot assure you that management will not identify one or more significant deficiencies or material weaknesses in our internal control over financial reporting during 2006 or thereafter, that the steps we take to address any significant deficiencies or material weaknesses will be successful, that a significant deficiency or material weakness will not result in material errors in our financial statements before it is remediated, that management will be able to complete its assessment of internal control over financial reporting in a timely fashion in 2006 or thereafter, or that management will be able to conclude on the basis of its evaluation that our internal control over financial reporting is effective as of the end of 2006 or a later period.
      If we fail to maintain effective internal control over financial reporting, including adapting this control to changing conditions and requirements, such a failure could have a material adverse effect on our business and the value of our common stock.

If sales of our major products or royalty payments to us decrease, our results of operations could be materially adversely affected.
      Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, Sonata® and royalty revenues for the last twelve months ended December 31, 2005 accounted for 31.3%, 19.4%, 12.4%, 7.9%, 4.7% and 4.4% of our total revenues from continuing operations, respectively, or 80.1% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. However, the agreements associated with some sources of royalty income may be terminated upon short notice and without cause or may be subject to substantial competition in the near future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Although we have an obligation to indemnify our officers and directors, we may not have sufficient insurance coverage available for this purpose and may be forced to pay these indemnification costs directly. We may not be able to maintain existing levels of coverage, which could make it difficult to attract or retain qualified directors and officers.
      Our charter and bylaws require that we indemnify our directors and officers to the fullest extent provided by applicable Tennessee law. Although we have purchased liability insurance for our directors and officers to fund such obligations, if our insurance carrier should deny coverage, or if the indemnification costs exceed the insurance coverage, we would be forced to bear some or all of these indemnification costs directly, which could be substantial and may have a material adverse effect on our business, financial condition, results of operations and cash flows. If the cost of this insurance increases significantly, or if this insurance becomes unavailable, we may not be able to increase or maintain our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets and goodwill for impairment. If events such as generic competition or inability to manufacture or obtain sufficient supply of product occur that cause the sales of our products to decline, the intangible asset value of any declining product could become impaired.
      As of December 31, 2005, we had $1.1 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge.

If we cannot implement our strategy to grow our business through increased sales, acquisitions, development and in-licensing, our business or competitive position in the pharmaceutical industry may suffer.
      Our current strategy is to increase sales of our existing products and to enhance our competitive standing through acquisitions or in-licensing of products, either in development or previously approved by the FDA, that complement our business and enable us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to the development of new chemical entities, we rely heavily on purchasing or licensing products in development and FDA-approved products from other companies.
      We are engaged in the development and licensing of new products. For example, we are engaged in the development of:

•	Remoxytm, an investigational drug for the treatment of severe to chronic pain;

•	binodenoson, a myocardial pharmacologic stress imaging agent;

•	PT-141, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction;

•	T-62, an investigational drug for the treatment of neuropathic pain;

•	MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	a new inhaler for Intal® using the alternative propellant HFA for which the FDA has issued an approvable letter;

•	a potential new formulation of metaxalone;

•	a novel formulation of ramipril for which an NDA is pending;

•	an Altace®/diuretic combination product; and

•	Vanquixtm, a diazepam-filled auto-injector.
      We compete with other pharmaceutical companies, including large pharmaceutical companies with financial, human and other resources substantially greater than ours, in the development and licensing of new products. We cannot assure you that we will be able to

•	engage in product life-cycle management to develop new indications and line extensions for existing and acquired products,

•	successfully develop, license or commercialize new products on a timely basis or at all,

•	continue to develop products already in development in a cost effective manner, or

•	obtain any FDA approvals necessary to successfully implement the strategies described above.
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

If we cannot integrate the business of companies or products we acquire, or appropriately and successfully manage and coordinate third-party collaborative development activities, our business may suffer.
      The integration of acquisitions into our business of in-licensed or acquired assets or businesses, as well as the coordination and collaboration of development, sales and marketing efforts with third parties, requires significant management attention and may require the further expansion of our support personnel, sales force and other human resources. In order to manage our in-license and acquisition activity effectively, we must maintain adequate operational, financial and management information systems, integrate the systems that we acquire into our existing systems, and ensure that the acquired systems meet our standards for internal control over financial reporting. Our future success will also depend in part on our ability to hire, retain and motivate qualified employees to manage expanded operations efficiently and in accordance with applicable regulatory standards. If we cannot manage our third-party collaborations and integrate in-licensed and acquired assets successfully, or, if we do not establish and maintain an appropriate administrative, support and control infrastructure to support these activities, this could have a material adverse effect on our business, financial condition, results of operations and cash flows and on our ability to make the necessary certifications with respect to our internal controls.

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

Any significant delays or difficulties in the manufacture of, or supply of materials for, our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.
      We manufacture many of our products in facilities we own and operate. These products include Altace®, Thrombin-JMI® and Levoxyl®, which together represented approximately 51.6% of our revenues for the last twelve months ended December 31, 2005. Many of our production processes are complex and require specialized and expensive equipment. If we are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. In the event of an interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers, which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to arrange for third parties to manufacture our products in a timely manner or at all. In addition, our manufacturing output may be interrupted by power outages, supply shortages, accidents, natural disasters or other disruptions. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.
      Many of our product lines, including Altace®, Skelaxin®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured in part or entirely by third parties. Our dependence upon third parties for the manufacture of our products may adversely effect our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.
      We have begun construction of facilities to produce Bicillin® at our Rochester, Michigan location. The third-party manufacturer that produced Bicillin® for us closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand during the period we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the year ended December 31, 2005, net sales of Bicillin® were $54.0 million, representing 3.0% of our total revenues.
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
      We and third parties with whom we contract require a supply of quality raw materials and components to manufacture and package our pharmaceutical products. Currently, we and our third-party manufacturers rely on over 500 suppliers to deliver the necessary raw materials and components. Some of our contracts for the supply of raw materials have short durations, and there is no assurance that we will be able to secure extension of the terms of such agreements. If we or our third-party manufacturers are unable to obtain sufficient quantities of any of the raw materials or components required to produce and package our products, we may not be able to distribute our products as planned.
      The occurrence of any of these events could result in significant backorders for our products, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and could adversely affect our market share for the products and the reputation of our products.

If third-party developers of some of our new product candidates and reformulated products fail to devote sufficient time and resources to our concerns, or if their performance is substandard or otherwise fails to comply with the terms of their agreements with us, or if we mismanage the development process, the introduction of new or reformulated products may not be successful.
      We develop and manage the development of products and product line extensions through research and development and through contractual relationships with third parties that develop new products, including new product formulations, on our behalf. Our reliance on third parties for the development of some of our products exposes us to risks which could cause delays in the development of new products or reformulated products or could cause other problems beyond our control. These third-party developers

•	may not be successful in developing the products or product line extensions for us,

•	may face financial or business related difficulties which could make it difficult or impossible for them to continue business operations, or

•	may otherwise breach or terminate their agreements with us.
      If any of these events occur, or we mismanage these processes or the third parties who perform services on our behalf, and we are unable to successfully develop these products and new product formulations by other means, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We are near maximum capacity at our Middleton, Wisconsin facility, which limits our ability to increase production of Thrombin-JMI®.
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

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term profitability.
      Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Sales to wholesalers and distributors represent a substantial portion of our total sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our products, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, many of our customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale inventory levels of our branded pharmaceutical products, we have entered into inventory management and data services agreements with each of our three key wholesale customers. These agreements provide wholesalers incentives to manage inventory levels and provide timely and accurate data with respect to inventory levels held, and valuable data regarding sales and marketplace activity. We rely on the timeliness and accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. If our wholesalers fail to provide us with timely and accurate data in accordance with the agreements, our estimates for certain reserves included in our financial statements could be materially and adversely affected.
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

The insolvency of any of our principal customers, who are wholesale pharmaceutical distributors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      Similar to other pharmaceutical companies, our principal customers are primarily wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers accounted for approximately 69% of our revenues and a significant portion of our accounts receivable for the fiscal year ended December 31, 2005. The insolvency of any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
      For the year ended December 31, 2005, our product Thrombin-JMI® accounted for 12.4% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).

      We have two approved vendors as sources of supply of the bovine raw materials. Any interruption or delay in the supply of these materials could adversely affect the sales of Thrombin-JMI®. In addition to other actions taken by us and our vendors to minimize the risk of BSE, we are developing steps to further purify the material of other potential contaminants. We will continue surveillance of the source and believe that the risk of BSE contamination in the source materials for Thrombin-JMI® is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk, which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. Also, there is currently no alternative to the bovine-sourced materials for Thrombin-JMI®. If public concern for the risk of BSE infection in the United States should increase, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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

On November 15, 2006, we may be required to repurchase our 2 3/4% Convertible Debentures due November 15, 2021, or we may elect to repurchase them sooner.
      During the fourth quarter of 2001, we issued 2 3/4% Convertible Debentures due November 15, 2021 in an aggregate amount of $345.0 million. The price at which the debentures are convertible into common stock is $50.16, subject to adjustments spelled out in the documents governing the debentures. If the price of our stock has not reached that amount by November 15, 2006 and the debentures are not refinanced or repurchased, we may be required to repurchase all or a portion of the debentures representing the $345.0 million on November 15, 2006 if some or all of the holders of the debentures request that we repurchase their debentures. Alternatively, we may elect to repurchase some or all of the debentures, by negotiation with debenture holders, a buy-back program, or a tender offer, prior to November 15, 2006. We cannot assure you that a significant repurchase would not have a material adverse effect on our business, financial condition, results of operations, cash flows or liquidity.

A failure by Dey, L.P. to successfully market the EpiPen® auto-injector, or an increase in competition, could have a material adverse effect on our results of operations.
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

Our relationships with the U.S. Department of Defense and other government entities are subject to risks associated with doing business with the government.
      All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. Our Meridian Medical Technologies segment has pharmaceutical products that are presently sold primarily to the DoD under an Industrial Base Maintenance Contract (“IBMC”). The current IBMC expires in July 2006. Although we have reason to believe the DoD will renew the IBMC based on our relationship of many years, we cannot assure you that they will. In the event the DoD does not renew the IBMC, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. If this surge capability provision becomes operative, we may be required to devote more of our Meridian Medical Technologies segment manufacturing capacity to the production of products for the government which could result in less manufacturing capacity being devoted to products in this segment with higher profit margins.
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
      Since 2003, we have implemented new information technology systems that are intended to significantly enhance the accuracy of our calculations for estimating amounts due under Medicaid and other governmental pricing programs; however, our processes for these calculations and the judgments involved in making these calculations will continue to involve subjective decisions, and, as a result, these calculations will remain subject to the risk of errors.

If our operations were disrupted by a natural disaster or other catastrophic event, our business could be harmed.
      A natural disaster, cyber-attack, terrorist attack, or other catastrophic event could result in a significant interruption of our normal business operations and have a material adverse effect on our business, financial conditions, results of operations and cash flows.

      For example, for efficiency, we rely upon a central distribution facility, located in Bristol, Tennessee. An interruption in operations at this facility could limit our ability to deliver our products to customers. Similarly, our business depends upon centralized electronic communication, analysis and recordkeeping systems. Damage to these systems could limit the normal operation of many aspects of our business, such as receipt and processing of orders, shipment of products to customers, internal communications and maintenance of financial and other records.

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
      Our Co-Promotion Agreement with Wyeth results in our having less control over the promotion of Altace® than we would have in the absence of the Agreement. Further, we believe that we presently realize less operating income from the sale of Altace® than we would realize if the Agreement were terminated. Because of these factors, among others, as well as contractual disputes existing between Wyeth and us, we have sought, and may continue to seek, the termination of the Agreement.
      Should Wyeth reduce the resources dedicated to the marketing of Altace®, or should the Co-Promotion Agreement be terminated, then we may need to expand our marketing capabilities, or enter into another collaborative arrangement, to ensure that appropriate sales and marketing resources are devoted to Altace®. Such efforts would require substantial time, effort and resources, and we may not be able to recruit and retain appropriate sales and marketing resources or enter into another collaborative arrangement. Any significant reduction in the sales and marketing resources devoted to Altace® could have a material adverse effect on sales of Altace® and on our business, financial conditions, results of operations and cash flows.

The loss of our key personnel or an inability to attract new personnel could harm our business.
      We are highly dependent on the principal members of our management staff, the loss of whose services might impede the achievement of our strategic objectives. We cannot assure you that we will be able to attract and retain key personnel in sufficient numbers, or on acceptable terms, or with the skills which are necessary to support our growth and integration activities. The loss of the services of key personnel or the failure to attract such personnel could have a material adverse effect on us.

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
      We are also subject to anti-takeover provisions under Tennessee laws, each of which could delay or prevent a change of control. Together these provisions and the rights plan may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Our stock price is volatile, which could result in substantial losses for our investors.
      The trading price of our common stock is volatile. The stock market in general and the market for the securities of emerging pharmaceutical companies such as King, in particular, have experienced extreme volatility. Many factors contribute to this volatility, including

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
      Virtually all aspects of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, which we refer to as the “DEA,” the Federal Trade Commission, the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency (“EPA,”), as well as by foreign governments in countries where we distribute some of our products.
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
      All manufacturers of human pharmaceutical products are subject to regulation by the FDA under the authority of the Food, Drug and Cosmetics Act (the “FDC Act”), or the Public Health Service Act (the “PHS Act”), or both. New drugs, as defined in the FDC Act, and new human biological drugs, as defined in the PHS Act, must be the subject of an FDA-approved new drug or biologic license application before they may be marketed in the United States. Some prescription and other drugs are not the subject of an approved marketing application but, rather, are marketed subject to the FDA’s regulatory discretion and/or enforcement policies. Any change in the FDA’s enforcement discretion and/or policies could have a material adverse effect on our business, financial condition, results of operations and cash flows.
      We manufacture some pharmaceutical products containing controlled substances and, therefore, are also subject to statutes and regulations enforced by the DEA and similar state agencies which impose security, record keeping, reporting and personnel requirements on us. Additionally, we manufacture biological drug products for human use and are subject to regulatory obligations as a result of these aspects of our business. There are additional FDA and other regulatory policies and requirements covering issues, such as advertising, commercially distributing, selling, sampling and reporting adverse events associated with our products, with which we must continuously comply. Noncompliance with any of these policies or requirements could result in enforcement actions which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
      Under the Comprehensive Environmental Response, Compensation, and Liability Act, which we refer to as “CERCLA,” the EPA can impose liability for the entire cost of cleanup of contaminated properties upon each or any of the current and former site owners, site operators or parties who sent waste to the site, regardless of fault or the legality of the original disposal activity. In addition, many states, including Tennessee, Michigan, Wisconsin, Florida and Missouri, have statutes and regulatory authorities similar to CERCLA and to the EPA. We have entered into hazardous waste hauling agreements with licensed third parties to properly dispose of hazardous wastes. We cannot assure you that we will not be found liable under CERCLA or other applicable state statutes or regulations for the costs of undertaking a cleanup at a site to which our wastes were transported.
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
      Product recalls or product field alerts may be issued at our discretion or at the discretion of the FDA, other government agencies or other companies having regulatory authority for pharmaceutical product sales. From time to time, we may recall products for various reasons, including failure of our products to maintain their stability through their expiration dates. Any recall or product field alert has the potential of damaging the reputation of the product. To date, these recalls have not been significant and have not had a material adverse effect on our business, financial condition, results of operations or cash flows. However, we cannot assure you that the number and significance of recalls will not increase in the future. Any significant recalls could materially affect our sales and the prescription trends for the products and damage the reputation of the products. In these cases, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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
      The commercial success of some of our products depends, in part, on whether third-party reimbursement is available for the use of our products by hospitals, clinics, doctors, pharmacies and patients. Third-party payors include state and federal governments, under programs such as Medicaid and other entitlement programs, as well as managed care organizations, private insurance plans and health maintenance organizations. Because of the growing size of the patient population covered by third party reimbursement, it is important to our business that we market our products to reimbursers that serve many of these organizations. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers, retail pharmacies and prescribing physicians. Managed care organizations and other third-party payors try to negotiate the pricing of products to control their costs. Managed care organizations and pharmacy benefit managers typically develop reimbursement coverage strategies, including formularies, to reduce their cost for medications. Formularies can be based on the prices and/or therapeutic benefits of the available products. Due to their lower costs, generics receive more favorable reimbursement. The breadth of the products reimbursed varies considerably from one managed care organization to another, and many formularies include alternative and competitive products or therapies for treatment of particular medical conditions. Denial of a product from reimbursement can lead to its sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.
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
      Changes in the Medicare, Medicaid or other governmental programs or the amounts paid by those programs for our services may adversely affect our earnings. These programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, creates a voluntary prescription drug benefit under the

Social Security Act, which we refer to as “Medicare Drug Benefit.” Beginning in 2006, Medicare beneficiaries entitled to Part A or enrolled in Part B, as well as certain other Medicare enrollees, are eligible for the Medicare Drug Benefit. Regulations implementing the Medicare Drug Benefit were published January 28, 2005. The Medicare Drug Act requires that the Federal Trade Commission conduct a study and make recommendations regarding additional legislation that may be needed concerning the Medicare Drug Benefit. We are unable at this time to predict or estimate the financial effect of this new legislation.

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
      Competition for Acquisitions and In-License Opportunities. We compete with other pharmaceutical companies for product and product line acquisitions and in-license opportunities. These competitors include Biovail Corporation, Forest Laboratories, Inc., Medicis Pharmaceutical Corporation, Shire Pharmaceuticals Group plc, Watson Pharmaceuticals, Inc., Wyeth, Pfizer, Inc., Bristol Myers Squibb, Sanofi Aventis, GlaxoSmithKline and other companies which either in-license pharmaceutical product opportunities or compounds, or acquire branded pharmaceutical products and product lines, including those in development, from other biotech, pharmaceutical or bio-pharma companies. We cannot assure you that

•	we will be successful in the acquisition, or in-license of commercially attractive pharmaceutical opportunities, compounds, products, companies or technologies,

•	additional competitors will not enter the market,

•	competition for acquisition and in-license of pharmaceutical opportunities, compounds or products, including products in development, currently marketed products, companies and technologies will not have a material adverse effect on our business, financial condition and results of operations, or

•	we will be successful in bringing compounds, products in development or other opportunities to commercial success.
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
      We anticipate competition from both bovine and recombinant human thrombin for our product Thrombin-JMI® in the near future.
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
      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the timeliness and accuracy of wholesale inventory data provided by our customers;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxytm, an investigational drug for the treatment of moderate-to-severe chronic pain; binodenoson, our next generation cardiac pharmacologic stress-imaging agent; PT-141, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; T-62, an investigational drug for the treatment of neuropathic pain; MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers; the development of a new formulation of Skelaxin®; pre-clinical programs; and product life-cycle development projects;

•	the development, approval and successful commercialization of a diazepam-filled auto-injector, new inhaler for Intal® and Tilade® using the alternative propellant HFA, and an Altace®/diuretic combination product;

•	our successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to our diazepam-filled auto-injector and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	products developed, acquired or in-licensed that may be commercialized;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC and Office of Inspector General investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.
      These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report.

Item 1B.	Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      The location and business segments served by our primary facilities are as follows:

Location	Business Segment(s)

Bristol, Tennessee	Branded Pharmaceuticals
Rochester, Michigan	Branded Pharmaceuticals and Contract Manufacturing
St. Louis, Missouri	Meridian Medical Technologies
St. Petersburg, Florida	Branded Pharmaceuticals
Middleton, Wisconsin	Branded Pharmaceuticals

      We own each of these primary facilities, with the exception of that portion of the facilities in St. Louis, Missouri that we acquired upon our acquisition of Meridian, which is leased. For information regarding production capacity and extent of utilization, please see Item 1, “Manufacturing”.
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

Settlement of Governmental Pricing Investigation
      On October 31, 2005, we entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“HHS/ OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”), and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “State Settlement Agreements”, and together with the Federal Settlement Agreement, the “Settlement Agreements”). We have agreed to a settlement with the remaining state on substantially the same terms as the other state settlements, and we currently expect to enter into a definitive settlement agreement with that state before the end of the first quarter of 2006. Consummation of the Federal Settlement Agreement and some State Settlement Agreements is or was subject to court approval. On February 24, 2006, the United States District Court for the Eastern District of Pennsylvania (“District Court”) approved the Federal Settlement Agreement. All interested parties, including King, the individual purportedly acting as a “relator” under the False Claims Act and the affected states, have requested that the District Court approve the State Settlement Agreements that require court approval.
      Pursuant to the Settlement Agreements, we agreed to pay a total of approximately $124.1 million (the “Settlement Amount”) and interest on the Settlement Amount at the rate of 3.75% from July 1, 2005 to the date of consummation of the settlement. We have further agreed to pay, subject to certain conditions, (i) legal fees relating to the settlement in the amount of approximately $0.8 million, and (ii) approximately $1.0 million in settlement costs. The Settlement Amount includes approximately $50.6 million for payment to 49 states and the District of Columbia. The Settlement Amount includes approximately $63.7 million representing the amount of underpayments to Medicaid and other governmental pricing programs from 1994 to 2002 and approximately $60.4 million to cover interest, penalties and other costs.
      On March 2, 2006, we paid approximately $126.9 million, comprising the Settlement Amount and accrued interest under our Settlement Agreements with the United States and the 48 states and the District of Columbia. We have agreed to pay approximately $0.4 million to the remaining state. We currently expect to make this payment and the other remaining payments by the end of the first quarter of 2006.
      Certain decisions of the District Court relating to the relator’s dispute with certain states over a potential share award remain subject to appeal. Any share award would be paid solely by the government and would not affect the amount we are required to pay pursuant to the settlement. Consequently, we believe the reversal of any such decision or decisions would not have a material effect on us.
      In addition to the Settlement Agreements, we have entered into a five-year corporate integrity agreement with HHS/ OIG (the “Corporate Integrity Agreement”) pursuant to which we are required, among other things, to keep in place our current compliance program, to provide periodic reports to HHS/ OIG and to submit to audits relating to our Medicaid rebate calculations.

      We accrued in prior years a total of $130.4 million in respect of our estimated underpayments to Medicaid and other governmental pricing programs and estimated settlement costs with all relevant governmental parties, which sum is classified as restricted cash and an accrued expense on our balance sheet. This sum is sufficient to cover the full cost of all sums owed the federal and state governments pursuant to the Settlement Agreements, together with related obligations to reimburse the expenses of some of the parties.
      The previously disclosed claim seeking damages from us because of alleged retaliatory actions against the relator was dismissed with prejudice on January 31, 2006.
      The Settlement Agreements will not resolve any of the previously disclosed civil suits that are pending against us and related individuals and entities discussed in the section “Securities and ERISA Litigation” below.
      The foregoing description of the settlement, the Settlement Agreements and the Corporate Integrity Agreement is qualified in its entirety by the Company’s Current Report on Form 8-K filed November 4, 2005, which is incorporated herein by reference.

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
      We continue to cooperate with the SEC’s ongoing investigation. Based on all information currently available to us, we do not anticipate that the results of the SEC’s ongoing investigation will have a material adverse effect on us, including by virtue of any obligations to indemnify current or former officers and directors.

Securities and ERISA Litigation
      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, former directors, our executive officers, former executive officers, a subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that we, through some of our executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning our business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants filed motions to dismiss the consolidated amended complaint.

      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones Pharma Incorporated, a predecessor to one of our wholly owned subsidiaries, King Pharmaceuticals Research and Development, Inc., and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, we and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery in this action has commenced. The Court has set a trial date of April 10, 2007.
      We have estimated a probable loss contingency for the class action lawsuit described above. We believe this loss contingency will be paid on behalf of us by our insurance carriers. Accordingly, as of December 31, 2005, we have recorded a liability and a receivable for this amount, classified in accrued expenses and prepaid and other current assets, respectively, in our consolidated financial statement.
      Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 3, 2003, plaintiffs filed a consolidated amended complaint. On November 17, 2003, defendants filed a motion to dismiss or stay the consolidated amended complaint. The court denied the motion to dismiss, but granted a stay of proceedings. On October 11, 2004, the court lifted the stay to permit plaintiffs to file a further amended complaint adding class action claims related to our then-anticipated merger with Mylan Laboratories, Inc. On October 26, 2004, defendants filed a partial answer to the further amended complaint, and moved to dismiss the newly-added claims. Following the termination of the Mylan merger agreement, plaintiffs voluntarily dismissed these claims. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.
      Beginning in March 2003, three purported shareholder derivative complaints were likewise filed in Tennessee federal court, asserting claims similar to those alleged in the state derivative litigation. These cases have been consolidated, and on December 2, 2003 plaintiffs filed a consolidated amended complaint. On March 9, 2004, the court entered an order indefinitely staying these cases in favor of the state derivative action.
      In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004, which remains pending. We believe that the claims in this case are moot following termination of the Mylan merger agreement.
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
      We are unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, or if any governmental sanctions are imposed in excess of those described above, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations and defending us in the pending litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

Altace® Patent Challenge
      Cobalt Pharmaceuticals, Inc. (“Cobalt”) filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book”: U.S. Patent No. 5,061,722, the (“’722 patent”), a composition-of-matter patent related to Altace®, and U.S. Patent No. 5,403,856, the (“’856 patent”), a method-of-use patent related to Altace®, with expiration dates of October 2008 and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with Paragraph IV certification challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt filed a Paragraph IV certification alleging invalidity of the ’722 patent, and Aventis and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. On February 27, 2006, the Company, Aventis and Cobalt agreed that, subject to certain conditions, within 38 days, all parties will submit a joint stipulation dismissing without prejudice the litigation before the U.S. District Court of Massachusetts.
      Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, we filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. Trial is currently scheduled to begin in that action on June 6, 2006.
      We intend to vigorously enforce our rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2005, we had net intangible assets related to Altace® of $239.5 million.

Skelaxin® Patent Challenge
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Company (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”), and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications alleging noninfringement and invalidity of the ’128 and ’102 patents. Mutual has filed a Paragraph IV certification alleging noninfringement and invalidity of the ’102 patent. We filed a patent infringement suit against Eon Labs on January 2, 2003 in the District Court for the Eastern District

of New York, and against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York), as well as against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, our filing of the suit against CorePharma provided us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.
      On March 9, 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, to require generic applicants to submit Paragraph IV certifications for the ’128 patent, and to prohibit the removal of information corresponding to the use listed in the FDA’s Orange Book. We concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition.
      On March 12, 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, we submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as upon all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. CorePharma, Mutual and we have filed responses and supplements to our pending Citizen Petition.
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market and our business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2005, we had net intangible assets related to Skelaxin® of $170.4 million. We have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event we face generic competition for Skelaxin®. However, we cannot assure to what extent this strategy will be successful.

Sonata® Patent Challenge
      Teva Pharmaceuticals USA, Inc. (“Teva”) filed an ANDA with the FDA seeking permission to market a generic version of Sonata® in 5 mg and 10 mg dosages. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “538 patent”) listed in the FDA’s Orange Book which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ’538 patent. If a generic form of Sonata® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2005, we had net intangible assets related to Sonata® of $12.9 million.

     Adenoscan® Patent Challenge
      Sicor Pharmaceuticals, Inc. (“Sicor”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “ ’877 patent”) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is our exclusive licensee of certain rights under the ’877 patent and has marketed Adenoscan® in the U.S. since 1995. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. We and Astellas filed suit against Sicor and its parents/affiliates Sicor, Inc., Teva and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us with an automatic stay of FDA approval of Sicor’s ANDA for 30 months from no earlier than April 16, 2005. We intend to vigorously enforce our rights under the ’877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
     Prefest® Patent Challenge
      In 2003, Barr Laboratories, Inc. (“Barr”) filed an ANDA with the FDA seeking permission to market a generic version of Prefest®. On October 15, 2003, we received notice of Barr’s Paragraph IV certification, which alleged noninfringement and invalidity of two patents, the ’995 patent and the ’573 patent. On November 26, 2003, we filed a complaint against Barr in the Southern District of New York for infringement of the ’995 and ’573 patents. On November 22, 2004, we sold all of our rights in Prefest® for approximately $15.0 million. As a result of this transaction, the lawsuit was dismissed on January 11, 2005.
     Thimerosal/ Vaccine Related Litigation
      We and Parkedale Pharmaceuticals, Inc., a wholly owned subsidiary of ours, have been named as defendants in lawsuits filed in California and Illinois, along with other pharmaceutical companies that have manufactured or sold products containing the mercury-based preservative, thimerosal.
      In these cases, the plaintiffs attempted to link the receipt of the mercury-based products to neurological defects. The plaintiffs claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, and breach of implied warranty, which are all arguments premised on the idea that the defendants promoted products without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.
      Our product liability insurance carrier has been given proper notice of all of these matters and defense counsel is vigorously defending our interests. We have filed motions to dismiss due, among other things, to lack of product identity in the plaintiffs’ complaints. In 2001, our motion to dismiss was granted in a similar case on this basis. We intend to defend these lawsuits vigorously but are unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any.

Hormone Replacement Therapy
      We have been named as a defendant in seventeen lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Minnesota, Florida, Maryland and Mississippi. The plaintiffs allege that we and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen, thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. We intend to defend these lawsuits vigorously but are unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any.

Average Wholesale Pricing Litigation
      In August 2004, we and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly owned subsidiary of ours, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in federal court in the state of New York. NYC claims that the defendants fraudulently inflated their Average Wholesale Prices and fraudulently failed to accurately report their “Best Prices” and their Average Manufacturer’s Prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits, and treble and punitive damages.
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
      We also have been named as a defendant along with other pharmaceutical manufacturers in thirty-four other lawsuits containing allegations of fraudulently inflating average wholesale prices. These lawsuits have been filed in federal courts in New York and Massachusetts, and in state courts in New York, Mississippi, and Alabama, some of which we are seeking to have transferred to the United States District Court for the District of Massachusetts and combined with the existing multi-district litigation.

Fen/ Phen Litigation
      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. The actions generally have been brought by individuals in their own right and have been filed in various state and federal jurisdictions throughout the United States. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product. We are one of many defendants in no more than six lawsuits that claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for GlaxoSmithKline.
      While we cannot predict the outcome of these suits, we believe that the claims against us are without merit and we intend to vigorously pursue all defenses available to us. We are being indemnified in all of these suits by GlaxoSmithKline, for which we manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon our independent negligence or intentional acts. We intend to submit a claim for all unreimbursed costs to our product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, we would have to defend the lawsuits and be responsible for damages, if any, that are awarded against it or for amounts in excess of our product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.
      In addition, King Research and Development is a defendant in approximately 143 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States and in each of these suits King Research and Development, as the successor to Jones, is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-

loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including but not limited to, product liability, strict liability, negligence, breach of warranty and misrepresentation.
      King Research and Development denies any liability incident to the distribution of Obenix® or Jones’ generic phentermine product and intends to pursue all defenses available to it. King Research and Development’s insurance carriers are currently defending King Research and Development in these suits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. In the event that King Research and Development’s insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.
      While we cannot predict the outcome of these suits, management believes that the claims against King Research and Development are without merit and intends to vigorously pursue all defenses available. We are unable to disclose an aggregate dollar amount of damages claimed because many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against King Research and Development. Consequently, we cannot reasonably estimate possible losses related to the lawsuits.

Other Legal Proceedings
      The Rochester facility was one of six facilities owned by Pfizer subject to a Consent Decree of Permanent Injunction issued August 1993 in United States of America v. Warner-Lambert Company and Melvin R. Goodes and Lodewijk J.R. DeVink (U.S. Dist. Ct., Dist. of N.J.) (the “Consent Decree”). We acquired the Rochester facility in February 1998. In July 2005, the Court lifted the Consent Decree and the Rochester facility is no longer subject to the Consent Decree.
      We are also involved in various routine legal proceedings incident to the ordinary course of our business.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters
      The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol “KG.” There were approximately 1,050 shareholders on February 27, 2006, based on the number of record holders of the common stock.

	2005

	High	Low

First quarter	$12.58	$8.28
Second quarter	10.60	7.50
Third quarter	16.39	10.11
Fourth quarter	17.45	14.22

	2004

	High	Low

First quarter	$20.62	$15.24
Second quarter	18.68	11.30
Third quarter	14.00	10.32
Fourth quarter	12.87	10.01
      On February 27, 2006, the closing price of our common stock as reported on the New York Stock Exchange was $19.87.
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

	For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Income Data:
Net sales	$1,694,753	$1,225,890	$1,424,424	$1,029,649	$802,380
Royalty revenue	78,128	78,474	68,365	58,375	46,774

Total revenues	1,772,881	1,304,364	1,492,789	1,088,024	849,154

Operating income (loss)(3)	180,079	(41,264)	151,952	275,043	351,379
Interest income	18,175	5,974	6,849	22,395	10,975
Interest expense	(11,931)	(12,588)	(13,396)	(12,419)	(12,684)
Valuation (charge) benefit — convertible notes receivable	—	(2,887)	18,551	(35,629)	—
Loss on investment	(6,182)	(6,520)	—	—	—
Extinguishment of debt expense(2)	—	—	—	—	(22,903)
Other (expense) income, net	(2,026)	(749)	(629)	(884)	6,313

Income (loss) from continuing operations before income taxes, discontinued operations and cumulative effect of change in accounting principle	178,115	(58,034)	163,327	248,506	333,080
Income tax expense (benefit)	61,485	(7,412)	65,884	78,033	123,829

Income (loss) from continuing operations	116,630	(50,622)	97,443	170,473	209,251
Income (loss) from discontinued operations(4)	1,203	(109,666)	(5,489)	11,928	9,230

Income (loss) before cumulative effect of change in accounting principle	117,833	(160,288)	91,954	182,401	218,481
Cumulative effect of change in accounting principle(1)	—	—	—	—	(545)

Net income (loss)	$117,833	$(160,288)	$91,954	$182,401	$217,936

Income per common share:
Basic:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.48	$(0.21)	$0.40	$0.70	$0.90
Income (loss) from discontinued operations	0.01	(0.45)	(0.02)	0.05	0.04
Cumulative effect of change in accounting principle	—	—	—	—	—

	$0.49	$(0.66)	$0.38	$0.75	$0.94

Diluted:
Income (loss) from continuing operations before cumulative effect of change in accounting principle	$0.48	$(0.21)	$0.40	$0.69	$0.89
Income (loss) from discontinued operations	0.01	(0.45)	(0.02)	0.05	0.04
Cumulative effect of change in accounting principle	—	—	—	—	—

	$0.49	$(0.66)	$0.38	$0.74	$0.93

	December 31,

	2005	2004

	(in thousands)
Balance Sheet Data:
Working capital	$276,329	$438,133
Total assets	2,965,242	2,924,156
Total debt	345,000	345,000
Shareholders’ equity	1,973,422	1,848,790

(1)	Reflects the cumulative effect of a change in accounting principle of $545 (net of taxes of $325) due to the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” during the first quarter of 2001.

(2)	Reflects early extinguishment of debt expense in connection with the repayment of some of our debt instruments during 2001.

(3)	Results for 2003 reflect a $15,212 reduction in the co-promotion fees paid to our Altace® co-promotion partner as a result of charges for amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2002. Specifically (a) we recovered on a pre-tax basis $9,514 in fees we previously accrued during the fourth quarter of 2002 and have reduced the accrual for these fees by this amount in the fourth quarter of 2003 and (b) fees under our Co-Promotion Agreement for Altace® in the fourth quarter of 2003 were reduced on a pre-tax basis by an additional $5,698 as a result of the Medicaid accrual adjustment recorded in that quarter.

(4)	Reflects the classification of Nordette® and Prefest® product lines as discontinued operations. See Note 27 to our audited consolidated financial statements included elsewhere in this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the other parts of this report, including the audited consolidated financial statements and related notes. Historical results and percentage relationships set forth in the statement of income, including trends that might appear, are not necessarily indicative of future operations. Please see the “Risk Factors” and “Forward-Looking Statements” sections for a discussion of the uncertainties, risks and assumptions associated with these statements.
OVERVIEW

Our Business
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
      Under our corporate strategy we work to achieve organic growth by maximizing the potential of our currently marketed products and prudent product life-cycle management. We also work to achieve organic growth by continuing to develop investigational drugs that are in our pipeline.
      Our strategy also focuses on growth through the acquisition of novel branded pharmaceutical products in later stages of development and technologies that have significant market potential that complement our three key therapeutic areas of focus. Utilizing our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in bringing innovative, clinically-differentiated therapies and technologies to market in our key therapeutic areas. We may also seek company acquisitions which add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations.

      Our business consists of five segments which include branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing, and other. In accordance with our strategy, our branded pharmaceutical products can be divided into the following therapeutic areas:

•	Cardiovascular/metabolic (including Altace® and Levoxyl®),

•	Neuroscience (including Sonata® and Skelaxin®),

•	Hospital/acute care (including Thrombin-JMI®), and

•	Other.
      We believe each of our key therapeutic areas of focus has significant market potential and our organization is aligned accordingly.
      Our Meridian Medical Technologies segment consists of our auto-injector business, which includes EpiPen® and nerve gas antidotes which we provide to the U.S. Military. Royalties relates to revenues we derive from successfully developed products that we have licensed to third parties. Our contract manufacturing segment manufactures pharmaceutical products for third parties under contracts with a number of pharmaceutical and biotechnology companies.
2005 Highlights

Introduction
      During 2005, we achieved many important accomplishments that we believe will better position us for long-term growth. Among our many accomplishments, we:

•	believe we normalized the level of wholesale inventories of our branded pharmaceutical products;

•	entered into definitive settlement agreements to resolve the governmental inquiries related to our underpayments of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002;

•	enhanced the strength of our executive management team; and

•	strengthened our research and development pipeline with the addition of Remoxytm and up to three additional opioid products, and the continued development of PT-141 and other investigational drugs in our pipeline.
      We believe these accomplishments position us to continue executing our strategy for long-term growth in 2006.

Wholesale Inventory Reductions
      During late 2003, we became aware of the need to improve our visibility with respect to wholesale inventory levels of our branded pharmaceutical products. As a result, in April 2004 we successfully entered into inventory management agreements (“IMAs”) with each of our three key wholesale customers covering all of our branded products for the purpose of obtaining data regarding and reducing the level of wholesale inventories of our products. As we anticipated, entering into the IMAs adversely affected net sales of some of our branded pharmaceutical products, particularly during 2004, as wholesale inventory levels of these products were aggressively reduced.
      During the fourth quarter of 2004, we amended our IMAs with our key wholesale customers with the objective of further reducing their inventory of our products. As a result, the average wholesale inventory level of our key products was further reduced during the fourth quarter of 2004 and the first quarter of 2005. This process was substantially complete for our key products by the end of the first quarter of 2005.
      Wholesale inventory data provided by our customers indicates that wholesale inventory levels of our key branded products, Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®, were each at one month or less of estimated end-user demand as of December 31, 2005. The data on which we based our original third quarter estimate of wholesale inventory levels was incorrect primarily due to reporting errors by some of our customers. Accordingly, we now believe that the wholesale inventory levels of Altace® and

Skelaxin®, as of the end of the third quarter of 2005, were slightly higher than one month of end-user demand. We estimate that the wholesale and retail inventories of our products as of December 31, 2005 represents gross sales of approximately $190.0 million to $210.0 million.

Settlement of Governmental Pricing Investigation
      On October 31, 2005, we entered into definitive settlement agreements with the United States of America and with 48 states and the District of Columbia to resolve the governmental investigations related to the underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002. We have agreed to a settlement with the remaining state on substantially the same terms as the other state settlements, and we expect to enter into a definitive settlement agreement with that state before the end of the first quarter of 2006. On March 2, 2006, we paid approximately $126.9 million, comprising the settlement amount and accrued interest under our settlement agreements with the United States and the 48 states and the District of Columbia. We have further agreed to pay approximately $0.4 million to the remaining state and, subject to certain conditions, certain legal fees and settlement costs in the amount of approximately $1.8 million. We currently expect to pay these additional amounts by the end of the first quarter of 2006. In addition, we have entered into a five-year corporate integrity agreement with the Office of Inspector General of the Department of Health and Human Services pursuant to which we are required, among other things, to keep in place our current compliance program, to provide periodic reports and to submit to audits relating to our Medicaid rebate calculations.
      Consummation of the federal settlement agreement and some state settlement agreements is or was subject to court approval. On February 24, 2006, the United States District Court for the Eastern District of Pennsylvania (“District Court”) approved the federal settlement agreement. All interested parties, including us, the individual purportedly acting as a “relator” under the False Claims Act and the affected states, have requested that the District Court approve the state settlement agreements that require court approval.
      The previously disclosed claim seeking damages from us because of alleged retaliatory actions against the relator was dismissed with prejudice on January 31, 2006.
      The settlement agreements described above will not resolve any of the previously disclosed civil suits that are pending against us and related individuals and entities discussed under the heading “Securities and ERISA Litigation” in the section below entitled “Liquidity and Capital Resources.” Also, the SEC investigation of our previously disclosed errors relating to reserves for product returns is continuing. For additional information and a discussion regarding the governmental investigations, please see “Settlement of Governmental Pricing Investigation” and “SEC Investigation” in the section below entitled “Liquidity and Capital Resources.”

Executive Management Team Additions
      We continued to enhance our executive management team in 2005 with several notable additions, including Joseph Squicciarino, our new Chief Financial Officer, who has over twenty years of financial experience in the pharmaceutical industry. Another important addition is Eric J. Bruce, our new Chief Technical Operations Officer, who assumes responsibility for our manufacturing, logistics, distribution and quality organizations. Mr. Bruce has over 25 years of manufacturing experience.

RemoxyTM/ R&D Pipeline
      On November 10, 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and potentially up to three other abuse-resistant opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe-chronic pain and represents the first of what is expected to be an entirely new class of proprietary drugs, abuse-resistant opioid painkillers.
      Under the terms of the agreement, we made an up-front payment of $150.0 million in cash during the fourth quarter of 2005. Pain Therapeutics could also receive additional milestone payments of up to

$150.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-resistant opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million. We are also responsible for the payment of third-party royalty obligations of Pain Therapeutics related to products developed under this collaboration.
      Remoxytm, which is currently in Phase III clinical trials, is being developed as an abuse-resistant version of long-acting oxycodone, which is also known as Oxycontin®. The Remoxytm formulation consists of a sticky, high-viscosity mass that is not prone to injection or snorting. It is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize risks of drug diversion, abuse or accidental patient misuse. Published data show that freezing, crushing, or submerging Remoxytm in high-proof alcohol for hours at a time releases just a fraction of oxycodone compared to currently available formulations of oxycodone at time points when abusers presumably expect to be able to abuse its active ingredient.
      With the addition of Remoxytm, our current research and development pipeline includes three products in Phase III and two products in late Phase II. In addition to Remoxytm, our Phase III products include binodenoson, a pharmacologic cardiac stress imaging agent intended to provide a reduced side effects profile compared to the currently approved product Adenoscan®. Also in Phase III is Vanquixtm, our diazepam-filled auto-injector that is currently under development as the only therapy of its kind for the treatment of acute, repetitive epileptic seizures.
      Our Phase II compounds are led by PT-141, under our collaborative agreement with Palatin Technologies. PT-141 is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction in both men and women. Data obtained in trials, completed to date, indicates that PT-141 is effective in male erectile dysfunction (“ED”) and provides additive benefit to PDE-5 inhibitors. This new chemical entity is being evaluated in Phase II clinical trials studying the efficacy and safety profile of varying doses of this novel compound in men experiencing ED and women experiencing female sexual dysfunction.
      Also in Phase II is MRE-0094, an adenosine A2a receptor agonist for the topical treatment of chronic, neuropathic, diabetic foot ulcers. In the second half of 2006, we also expect to begin the Phase II program for T-62, an adenosine A1 allosteric enhancer that we are developing for the treatment of neuropathic pain.
      On December 6, 2005, we entered into a cross-license agreement with Mutual Pharmaceutical Company, Inc. Under the terms of the agreement, each of the parties granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. The intellectual property licensed to us relates to the potential for improved dosing and administration of metaxalone. Pursuant to the agreement, we paid Mutual an upfront payment of $35.0 million and will pay Mutual royalties on net sales of products containing metaxalone beginning on January 1, 2006. Our current formulation of metaxalone is Skelaxin®. The royalty rate may increase depending on the achievement of certain regulatory and commercial milestones of metaxalone products.
      On September 8, 2005, we entered into a strategic collaboration with Inyx, Inc. relating to Intal® and Tilade®, which includes the continued development of a new formulation of Intal® utilizing hydrofluoroalkane (“HFA”), an environmentally friendly propellant. These products are our currently marketed inhaled anti-inflammatory agents for the management of asthma. Pursuant to the agreements, we and Inyx will co-market Intal® and Tilade® and each have a share of net revenues. We will continue to market to hospitals and primary-care physicians, while Inyx will pursue direct sales to the specialist markets. Inyx also plans to supervise the distribution of Intal® HFA in Canada.

OPERATING RESULTS
      The following table summarizes total revenues and cost of revenues by operating segment:

	For the Years Ended December 31,

	2005	2004	2003

	(in thousands)
Total Revenues
Branded pharmaceuticals	$1,542,124	$1,076,517	$1,272,350
Meridian Medical Technologies	129,261	123,329	124,157
Royalties	78,128	78,474	68,365
Contract manufacturing	22,167	26,045	27,289
Other	1,201	(1)	628

Total revenues	$1,772,881	$1,304,364	$1,492,789
Cost of Revenues
Branded pharmaceuticals	$222,924	$251,568	$280,580
Meridian Medical Technologies	62,958	59,296	66,203
Royalties	9,003	10,878	11,243
Contract manufacturing	27,055	31,207	27,204
Other cost of revenues	1,045	(11)	611

Total cost of revenues	$322,985	$352,938	$385,841
Gross Profit
Branded pharmaceuticals	$1,319,200	$824,949	$991,770
Meridian Medical Technologies	66,303	64,033	57,954
Royalties	69,125	67,596	57,122
Contract manufacturing	(4,888)	(5,162)	85
Other	156	10	17

Total gross profit	$1,449,896	$951,426	$1,106,948

      The following table summarizes our gross to net sales deductions:

	For the Years Ended December 31,

	2005	2004	2003

	(in thousands)
Gross Sales	$2,240,852	$2,017,296	$2,015,710
Returns	5,012	183,066	103,525
Chargebacks	99,057	114,995	106,964
Commercial Rebates	192,203	203,405	172,720
Medicaid Rebates	78,753	135,545	106,614
Trade Discounts/Other	91,090	62,739	19,986

	$1,774,737	$1,317,546	$1,505,901
Discontinued Operations	1,856	13,182	13,112

Net Sales	$1,772,881	$1,304,364	$1,492,789

      Gross sales were higher in 2005 compared to 2004 primarily due to the effect of higher unit sales as a result of the effect of a higher level of wholesale inventory reduction of some of our branded pharmaceutical products during 2004, and price increases, particularly with respect to Thrombin-JMI®. Please see the information under the heading “Wholesale Inventory Reductions” above.

      Returns expense was lower in 2005 than in 2004 primarily due to the decrease in actual returns primarily resulting from the effects of a higher level of wholesale inventory reduction of some of our branded pharmaceutical products in 2004, and the effect of a reduction in reserves for returns. For additional information on the change in estimate, please see below.
      Medicaid rebate expense was lower in 2005 than in 2004 primarily due to changes in estimates and changes in reserves related to wholesale inventory levels. For additional information on the change in estimate, please see below.
      Gross sales remained fairly consistent in 2004 compared to 2003 despite price increases and a full year of sales of Skelaxin® and Sonata®, products purchased in June of 2003, primarily due to lower unit sales as a result of the effect of a higher level of wholesale inventory reduction of some of our branded pharmaceutical products during 2004. Please see the information under the heading “Wholesale Inventory Reductions” above.
      Returns expense was higher in 2004 than in 2003 primarily due to an increase in actual returns as a result of the effects of a higher level of wholesale inventory reduction in 2004 and the entry of generic competition for Levoxyl®.
      Commercial rebate expense was higher in 2004 than in 2003 primarily due to increased utilization of Altace® under managed care contracts and a full year of commercial rebates on Skelaxin® and Sonata®, products acquired in June 2003.
      The following tables provide the activity and ending balances for our significant gross to net categories:

Accrual for Rebates (in thousands):

	2005	2004

Balance at January 1, net of prepaid amounts	$172,161	$213,893
Current provision related to sales made in current period	270,605	291,365
Current provision related to sales made in prior periods	(24,008)	20,305
Actual rebates	(298,844)	(353,402)

Ending balance, net of prepaid amounts	$119,914	$172,161

Accrual for Returns (in thousands):

	2005	2004

Balance at January 1	$122,863	$82,477
Current provision	5,012	183,066
Actual returns	(76,973)	(142,680)

Ending balance	$50,902	$122,863

Accrual for Chargebacks (in thousands):

	2005	2004

Balance at January 1	$27,953	$25,349
Current provision	99,057	114,995
Actual chargebacks	(113,857)	(112,391)

Ending balance	$13,153	$27,953

      Based on data received from our inventory management agreements with our three key wholesale customers, during the first quarter of 2005 there was a significant reduction of wholesale inventory levels of our products. While our calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return, we also consider the amount of wholesale inventory levels. The significant reduction in wholesale inventories of our products during the first quarter of 2005 resulted in a decrease of approximately $20.0 million in our reserve for returns and a corresponding increase in net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations. In the second quarter of 2005, an additional reduction in wholesale inventories resulted in a decrease of approximately $5.0 million in our reserve for returns and a corresponding increase in net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations. The 2005 “current provision” amounts in the table “Accrual for Returns,” above, have therefore been reduced by these amounts.
      During the third quarter of 2005, our actual returns of branded pharmaceutical products continued to decrease significantly on a quarterly basis compared to actual returns during the quarterly periods in 2004 and the first quarter of 2005. Additionally, based on data received pursuant to our inventory management agreements with our key wholesale customers, we continued to experience normalized wholesale inventory levels of our branded pharmaceutical products during the third quarter of 2005. Accordingly, we believe that the rate of returns experienced during the second and third quarters of 2005 is more indicative of what we should expect in future quarters and have adjusted our returns reserve accordingly. This change in estimate resulted in a decrease of approximately $15.0 million in the returns reserve in the third quarter and a corresponding increase in net sales from branded pharmaceutical products, excluding the adjustment to sales classified as discontinued operations. The 2005 “current provision” amount in the “Accrual for Returns” above, has therefore been reduced by this amount. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the third quarter of 2005 increased by approximately $5.0 million. The effect of the change in estimate on third quarter 2005 operating income was, therefore, approximately $10.0 million.
      As a result of our previously disclosed determination that we underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, we developed a refined calculation to compute the Average Manufacturer’s Price (“AMP”) and Best Price in compliance with federal laws and regulations. For a discussion regarding the underpayment to Medicaid and other government pricing programs from 1998 through 2002, please see “Settlement of Governmental Pricing Investigation” in Item 3, “Legal Proceedings.” During the third quarter of 2005, we began reporting to the Centers for Medicare and Medicaid Services using our refined calculation for computing AMP and Best Price. In addition, during the third quarter of 2005, we recalculated rebates due with respect to prior quarters utilizing the refined AMP and Best Price calculations. As a result of this updated information, during the third quarter of 2005, we decreased our reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products by approximately $21.0 million, approximately $8.0 million of which related to years prior to 2005. This does not include the adjustment to sales classified as discontinued operations. As a result of the increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $6.0 million, approximately $4.0 million of which related to years prior to 2005. The effect of the change in estimate on operating income was, therefore, approximately $15.0 million, approximately $4.0 million of which related to years prior to 2005.

Branded Pharmaceuticals

				Change

	For the Years Ended December 31,			2005 vs. 2004		2004 vs. 2003

	2005	2004	2003	$	%	$	%

	(in thousands)
Branded pharmaceutical revenue:
Altace®	$554,353	$347,292	$536,932	$207,061	59.6%	$(189,640)	(35.3)%
Skelaxin®	344,605	238,563	175,235	106,042	44.5	63,328	36.1
Thrombin-JMI®	220,617	174,570	140,403	46,047	26.4	34,167	24.3
Levoxyl®	139,513	104,749	125,084	34,764	33.2	(20,335)	(16.3)
Sonata®	83,162	60,365	71,579	22,797	37.8	(11,214)	(15.7)
Other	199,874	150,978	223,117	48,896	32.4	(72,139)	(32.3)

Total revenue	$1,542,124	$1,076,517	$1,272,350	$465,607	43.3%	$(195,833)	(15.4)%
Cost of Revenues	222,924	251,568	280,580	(28,644)	(11.4)	(29,012)	(10.3)

Gross Profit Margin	$1,319,200	$824,949	$991,770	$494,251	59.9%	$(166,821)	(16.8)%

      Net sales from branded pharmaceutical products were higher in 2005 than in 2004 primarily due to the effect of higher unit sales and a lower rate of reserve for returns of some of these products in 2005 as a result of the effect of a higher level of wholesale inventory reductions of some of our branded pharmaceutical products during 2004, the effect of a reduction in reserves for returns and rebates and price increases, particularly with respect to Thrombin-JMI®. For discussions regarding the effects of wholesale inventory reductions, please see the information under the heading “Wholesale Inventory Reductions” above. Based on inventory data provided to us by our key customers, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, and Sonata®, as of December 31, 2005, are at normalized levels of less than one month of end-user demand for these products. We do not believe net sales of branded pharmaceutical products will continue to grow at the rate experienced in 2005, due to the factors effecting sales growth described above. For a discussion regarding the potential risk of generic competition for Altace®, Skelaxin®, and Sonata®, please see “Altace® Patent Challenge,” “Skelaxin® Patent Challenge,” and “Sonata® Patent Challenge,” in Item 3, “Legal Proceedings.”
Sales of Key Products

Altace®
      Net sales of Altace® were higher in 2005 than in 2004 primarily due to higher unit sales and a lower rate of reserve for returns of the product in 2005 as a result of the effects of a higher level of wholesale inventory reductions of Altace® in 2004, a reduction in the reserves for returns and rebates of Altace® in 2005, and price increases. We do not believe Altace® net sales will continue to grow at the rate experienced in 2005, due to the factors effecting sales growth described above. Total prescriptions for Altace® increased approximately 1% in 2005 from 2004 according to IMS America, Ltd. (“IMS”) monthly prescription data. During the last half of 2005, prescriptions for Altace® were flat to declining. We anticipate this trend to continue in 2006. For a discussion regarding the risk of potential generic competition for Altace®, please see “Altace® Patent Challenge,” in Item 3, “Legal Proceedings.”
      Net sales of Altace® were lower in 2004 than in 2003 primarily due to lower unit sales and a higher rate of reserves for returns of the product as a result of the effects of a higher level of wholesale inventory reductions in 2004. Total prescriptions for Altace® increased approximately 9% in 2004 from 2003 according to IMS monthly prescription data.

      For discussions regarding the effects of wholesale inventory reductions, please see the information under the heading “Wholesale Inventory Reductions” above.

Thrombin-JMI®
      Net sales of Thrombin-JMI® increased in 2005 compared to 2004 due to the effect of price increases and increased unit sales. The increase in net sales of Thrombin-JMI® in 2004 from 2003 was due to price increases as total unit sales of Thrombin-JMI® sold decreased. The rate at which net sales of Thrombin-JMI® increased in 2005 may not continue in 2006 as it will not benefit from price increases at the rate experienced in 2005.

Skelaxin®
      Net sales of Skelaxin® increased in 2005 from 2004 primarily due to higher unit sales as a result of the effects of a higher level of wholesale inventory reductions of Skelaxin® in 2004. Net sales of Skelaxin® in 2005 also benefited from a reduction in reserves for returns and rebates of Skelaxin® and modest price increases. We do not believe Skelaxin® net sales will continue to grow at the rate experienced in 2005, due to the factors effecting net sales growth described above. For discussions regarding the effects of wholesale inventory reductions, please see under the headings “Wholesale Inventory Reductions” above. Total prescriptions for Skelaxin declined approximately 10% in 2005 from 2004 according to IMS monthly prescription data. The declining prescriptions trend may not continue in 2006 due to reinvigorated promotion of the product.
      Net sales of Skelaxin® were higher in 2004 compared to 2003 primarily because we did not acquire the product until June 2003. Total prescriptions for Skelaxin declined approximately 10% in 2004 from 2003 according to IMS monthly prescription data.
      As previously disclosed, the Skelaxin® patents are the subject of multiple challenges. Under the current circumstances, the continued exclusivity of Skelaxin® is unpredictable and we cannot assure that the product will remain exclusive for any length of time. For a discussion regarding the risk of potential generic competition for Skelaxin®, please see under the heading “Skelaxin® Patent Challenge” in Item 3, “Legal Proceedings.”

Sonata®
      Net sales of Sonata® were higher in 2005 than in 2004 primarily due to higher unit sales as a result of the effects of a higher level of wholesale inventory reductions of Sonata® in 2004. Net sales of Sonata® in 2005 also benefited from modest price increases. For discussions regarding the effects of wholesale inventory reductions, please see under the headings “Wholesale Inventory Reductions” above. Total prescriptions for Sonata® decreased approximately 12% in 2005 from 2004 according to IMS monthly prescription data. The decrease in prescriptions during 2005 was primarily due to increased competition during 2005. We believe net sales of the product in 2006 will decrease as other potential competitive insomnia products may enter the market during 2006. For a discussion regarding the risk of potential generic competition for Sonata®, please see “Sonata® Patent Challenge” in Item 3, “Legal Proceedings.”
      Net sales of Sonata® were lower in 2004 than in 2003 primarily due to lower unit sales as a result of the effects of a higher level of wholesale inventory reductions of Sonata® in 2004. We acquired Sonata® in June of 2003. Total prescriptions for Sonata® decreased approximately 7% in 2004 from 2003 according to IMS monthly prescription data.

Levoxyl®
      In 2004, the FDA approved certain other levothyroxine sodium products as bioequivalent and therapeutically equivalent to Levoxyl®. Since this time, Levoxyl® has competed in a highly genericized market.

      Net sales of Levoxyl® were higher in 2005 than in 2004, notwithstanding lower unit sales due to generic competition, primarily due to a lower rate of actual returns of the products and a reduction in the amount of commercial rebates. Total prescriptions for Levoxyl® decreased approximately 33% in 2005 from 2004 according to IMS monthly prescription data. Due to the continued erosion in total prescriptions for Levoxyl® as a result of the entry of generic competition for the product in 2004, we believe that net sales of this product in 2006 should decrease significantly compared to 2005.
      Net sales of Levoxyl® were lower in 2004 than in 2003 primarily due to lower unit sales and a higher rate of actual returns primarily due to the generic competition which entered the market in 2004. Total prescriptions for Levoxyl® decreased approximately 11% in 2004 from 2003 according to IMS monthly prescription data.
     Other
      Net sales of other branded pharmaceutical products were higher in 2005 than in 2004 primarily due to the effects of a higher level of wholesale inventory reductions of other branded pharmaceutical products in 2004. Net sales of other branded pharmaceutical products in 2005 benefited from a reduction in reserves for returns and rebates for these products and modest price increases. Most of these products are not promoted through our sales force and prescriptions on many of these products are declining. We do not believe net sales of other branded pharmaceutical products will continue to grow at the rate experienced in 2005, due to the factors effecting sales growth described above.
      Net sales of other branded pharmaceutical products were lower in 2004 than in 2003 primarily due to the effects of a higher level of wholesale inventory reductions of other branded pharmaceutical products in 2004.
      For discussions regarding the effects of wholesale inventory reductions, please see the information under the heading “Wholesale Inventory Reductions” above.
Cost of Revenues
      Cost of revenues from branded pharmaceutical products was lower in 2005 compared to 2004 primarily due to the following:

•	a charge during 2004 of approximately $46.0 million for the write-off of excess inventory which was partially attributable to reduced unit sales of products during 2004 as a result of wholesale inventory reductions;

•	differences in special items which benefited 2005 compared to 2004 as discussed below.
      These two items were partially offset by the cost of revenues associated with higher unit sales of branded prescription products in 2005.
      Cost of revenues from branded pharmaceutical products was lower in 2004 compared to 2003 primarily due to a reduction in the amount of special items affecting cost of revenues and lower unit sales of our branded pharmaceutical products as a result of the wholesale inventory reductions discussed above. For additional information and a description of the effect of wholesale channel inventory on net sales, please see the section above entitled “Wholesale Inventory Reductions.”
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

However, it should be noted that the determination of whether to classify an item as a special charge involves judgments by us.
      Special items affecting cost of revenues from branded pharmaceuticals during 2005, 2004 and 2003 included the following:

•	As a result of declining Lorabid® prescriptions in 2003, we determined that we would not sell all of the Lorabid® inventory that we were required to purchase under our supply agreement with Eli Lilly. Accordingly, we recorded a $34.0 million charge during 2003 primarily related to our purchase commitments for Lorabid® that were in excess of expected demand. We recorded a similar charge in 2004 in the amount of $8.9 million for our purchase commitments for Lorabid® and some other small products for which commitments exceeded expected demand. With the termination of some of these purchase commitment contracts in 2005, we had a benefit of approximately $6.1 million which reduced our cost of revenues from branded pharmaceutical product.

•	We incurred charges in the amount of $4.6 million in 2004 and $4.3 million in 2003 primarily related to the voluntary recalls of certain lots of Levoxyl®. Product returned as a result of this voluntary recall was less than originally estimated. Accordingly, cost of revenues from branded pharmaceutical products in 2005 was reduced by approximately $2.5 million.
      We anticipate cost of revenues will increase in 2006 compared to 2005 due to additional royalties we will pay on Skelaxin® beginning on January 1, 2006.

Meridian Medical Technologies

				Change

	For the Years Ended December 31,			2005-2004		2004-2003

	2005	2004	2003	$	%	$	%

	(in thousands)
Meridian Medical Technologies revenue	$129,261	$123,329	$124,157	$5,932	4.8%	$(828)	(0.7)%
Cost of Revenues	62,958	59,296	66,203	3,662	6.2	(6,907)	(10.4)

Gross Profit Margin	$66,303	$64,033	$57,954	$2,270	3.5%	$6,079	10.5%

      Cost of revenues from Meridian Medical Technologies in 2003 includes a special item that resulted in a charge of $2.1 million relating to the step-up in the cost of Meridian’s inventory at the time of our acquisition.

Royalties

				Change

	For the Years Ended December 31,			2005-2004		2004-2003

	2005	2004	2003	$	%	$	%

	(in thousands)
Royalty revenue	$78,128	$78,474	$68,365	$(346)	(0.4)%	$10,109	14.8%
Cost of Revenues	9,003	10,878	11,243	(1,875)	(17.2)	(365)	(3.2)

Gross Profit Margin	$69,125	$67,596	$57,122	$1,529	2.3%	$10,474	18.3%

      Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of these products and, thus, are not able to predict whether revenue from royalties will increase or decrease in 2006. For a discussion regarding the potential risk of generic competition for Adenoscan®, please see “Adenoscan® Patent Challenge” in Item 3, “Legal Proceedings.”

Contract Manufacturing

				Change

	For the Years Ended December 31,			2005-2004		2004-2003

	2005	2004	2003	$	%	$	%

	(in thousands)
Contract manufacturing revenue	$22,167	$26,045	$27,289	$(3,878)	(14.9)%	$(1,244)	(4.6)%
Cost of Revenues	27,055	31,207	27,204	(4,152)	(13.3)	4,003	14.7

Gross Profit Margin	$(4,888)	$(5,162)	$85	$274	5.3%	$(5,247)	—

      Revenues from contract manufacturing decreased in 2005 due to a lower volume of units manufactured for third parties. This decline may continue in future periods.
      Cost of revenues associated with contract manufacturing decreased in 2005 due to decreased unit production or products we manufacture for third parties. In 2004, cost of revenues increased due to higher costs partially offset by decreased unit production of products we manufacture for third parties.

Operating Costs and Expenses

				Change

	For the Years Ended December 31,			2005-2004		2004-2003

	2005	2004	2003	$	%	$	%

	(in thousands)
Total gross profit	$1,449,896	$951,426	$1,106,948	$498,470	52.4%	$(155,522)	(14.0)%
Selling, general and administrative	636,483	595,441	490,582	41,042	6.9	104,859	21.4
Research and development	262,726	84,239	238,078	178,487	211.9	(153,839)	(64.6)
Depreciation and amortization	147,049	162,115	113,745	(15,066)	(9.3)	48,370	42.5
Intangible asset impairment	221,054	149,592	124,616	71,462	47.8	24,976	20.0
Merger, restructuring, and other nonrecurring charges	4,180	10,827	—	(6,647)	(61.4)	10,827	100.0
Gain on sale of products	(1,675)	(9,524)	(12,025)	7,849	82.4	2,501	20.8

Operating income (loss)	$180,079	$(41,264)	$151,952	$221,343	—	$(193,216)	—

Selling, General and Administrative Expenses

				Change

	For the Years Ended December 31,			2005-2004		2004-2003

	2005	2004	2003	$	%	$	%

	(in thousands)
Selling, general and administrative, exclusive of co-promotion fees	$409,451	$409,775	$292,084	$(324)	(0.1)%	$117,691	40.3%
Medicaid related charge	—	65,000	—	(65,000)	(100.0)	65,000	100.0
Mylan transaction costs	3,898	9,062	—	(5,164)	(57.0)	9,062	100.0
Co-promotion fees	223,134	111,604	198,498	111,530	99.9	(86,894)	(43.8)

Total selling, general and administrative	$636,483	$595,441	$490,582	$41,042	6.9%	$104,859	21.4%

      Total selling, general and administrative expenses increased in 2005 compared to 2004 primarily due to an increase in co-promotion fees we paid to Wyeth under our Co-Promotion Agreement as a result of higher net sales of Altace® during 2005 as compared to 2004, which were partially offset by a lower net charge for special items affecting this category of expense in 2005 compared to 2004. For a discussion regarding the increase in net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

      In 2004, total selling, general and administrative expenses increased from 2003 primarily due to operating expenses associated with the expansion of our sales and marketing organization, increased expenses associated with special items, and increased marketing expenses associated with marketing campaigns for some of our products, which together were substantially offset by decreases in co-promotion fees we paid to Wyeth under our Co-Promotion Agreement as a result of lower sales of Altace® during 2004, as compared to 2003.
      Selling, general and administrative expense includes the following special items:

•	Charges of $19.8 million, $24.8 million, and $28.9 million during 2005, 2004 and 2003, respectively, primarily due to professional fees related to the now completed investigation of our company by the HHS/ OIG, and the partially completed investigation by the SEC. For additional information, please see “Settlement of Governmental Pricing Investigation”, “SEC Investigation” and “Securities and ERISA Litigation” in Item 3, “Legal Proceedings.”

•	Charges in the amount of $3.9 million and $9.1 million in 2005 and 2004, respectively, for professional fees and expenses related to the terminated merger agreement with Mylan Laboratories, Inc.

•	A charge of $65.0 million related to Medicaid in the first half of 2004 to cover estimated interest, costs, fines, penalties and all other settlement costs in addition to the $65.4 million charge that we accrued in 2003 for estimated underpayments to Medicaid and other government pricing programs. We believe that this accrual totaling $130.4 million is adequate and sufficient to cover the full cost of all sums owed the federal and state governments pursuant to the settlement agreements. For additional information, please see “Settlement of Governmental Pricing Investigation” in Item 3, “Legal Proceedings.”
      As a percentage of total revenues, total selling, general, and administrative expenses decreased to 35.9% in 2005 compared to 45.6% in 2004. Selling, general and administrative expense, as a percentage of total revenues, was higher in 2004 than in 2005 primarily due to lower total revenues in 2004 as a result of a higher level of wholesale channel inventory reductions of some of our branded pharmaceutical products and a higher level of expense associated with special items affecting this category of expense in 2004 compared to 2005 as discussed above.
      As a percentage of total revenues, total selling, general, and administrative expense increased to 45.6% in 2004 from 32.9% in 2003. The increased percentage in 2004 was primarily due to lower total revenues in 2004 for the reasons discussed above and an increase in special items affecting this category of expense in 2004 compared to 2003 discussed above.
Research and Development Expense

	For the Years Ended			Change
	December 31,
				2005-2004	2004-2003
	2005	2004	2003	$	$

	(in thousands)
Research and development	$74,015	$67,939	$44,078	$6,076	$23,861
Research and development — in process upon acquisition	188,711	16,300	194,000	172,411	(177,700)

Total research and development	$262,726	$84,239	$238,078	$178,487	$(153,839)

      Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses have continued to increase over time as our development programs have progressed to later stages of clinical development, which later stages are much more expensive than earlier stages, and as we have continued to add late-stage products in development to our portfolio. Our business model continues to focus on adding to our research and development pipeline through the acquisition of novel branded pharmaceutical products and technologies in later stages of development. Accordingly, we anticipate that this category of expense will continue to increase in 2006.

      Research and development-in process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items and in 2005, 2004, and 2003 included the following:

•	A charge equaling $153.7 million during 2005 for our acquisition of in-process research and development associated with our strategic alliance with Pain Therapeutics to develop and commercialize RemoxyTM and other abuse-resistant opiod painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Remoxytm is in a Phase III clinical trial. If this Phase III clinical trial is successful, we currently anticipate obtaining FDA approval in 2008 or 2009. We believe there is a reasonable probability of completing the project successfully. However, the success of the project depends on the outcome of the Phase III clinical trial and the ability to successfully manufacture the product. If the project is not successfully completed, it could have a material effect on our cash flows and results of operations.

•	A charge of $35.0 million during 2005 for our acquisition of in-process research and development due to our co-exclusive license agreement with Mutual Pharmaceutical Company whereby we obtained a license to certain intellectual property relating to metaxalone. The intellectual property licensed to us relates to the potential for improved dosing and administration of metaxalone. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval. We are in the process of evaluating a potential new formulation of Skelaxin®. The success of the project will depend on additional in vitro and in vivo work in a clinical setting. The costs and the time-line of the potential project are being evaluated. The in-process research and development is part of the branded pharmaceutical segment.

•	A charge of $16.3 million during 2004 for our acquisition of in-process research and development associated with our entry into a strategic alliance with Palatin to develop and commercialize PT-141.

•	A charge of $194.0 million during 2003 for in-process research and development associated with our acquisition of Sonata® and Skelaxin®.
Depreciation and Amortization Expense
      Depreciation and amortization expense decreased in 2005 from 2004 primarily due to completing our amortization of the purchase price associated with our Skelaxin® patent in the second quarter of 2005. For additional information regarding amortization, including estimated future amortization expense, please see Note 11 to our audited consolidated financial statements.
      Depreciation and amortization expense increased in 2004 from 2003 primarily due to the amortization of the intangible assets associated with our acquisitions of Sonata® and Skelaxin® on June 12, 2003.
Other Operating Expenses
      In addition to the special items described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $223.6 million during 2005 compared to a net charge totaling $150.9 million during 2004 and $112.6 million in 2003. These other special items included the following:

•	An intangible asset impairment charge in 2005 of $221.1 million, which is primarily related to greater than expected decline in prescriptions for Sonata® and anticipated decline in prescriptions in Corzide®. An intangible asset impairment charge in 2004 of $149.6 million, which primarily related to our decision to discontinue the Sonata® MR development program, and a greater than expected decline in prescriptions for Florinef® and Tapazole® due to availability of generics for these products. An intangible asset impairment charge of $124.6 million in 2003 primarily reflecting the reduction in the fair value of the Florinef® intangible assets upon the FDA’s approval of a second generic on January 21, 2003. The additional intangible asset impairment charge pertaining to Florinef® recorded in 2004 reflects a further reduction in the fair value of the intangible assets associated with this product due to a decline in prescriptions that exceeded our original estimate. These special items were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of these assets at the relevant time.

•	Restructuring charges in the amount of $2.3 million in 2005 due to a decision to reduce our workforce in order to improve efficiencies in our operations. Restructuring charges in the amount of $1.9 million and $10.8 million in 2005 and 2004, respectively, primarily as a result of separation agreements with several of our executives, the relocation of our sales and marketing operations from Bristol, Tennessee to Princeton, New Jersey and our decision to discontinue some relatively insignificant products associated with Meridian Medical Technologies’ business.

•	Income of $1.7 million and $9.5 million in 2005 and 2004, respectively, primarily due to a gain on our divestiture of our Anusol-HC® and Proctocort® product lines and a gain on the termination of our co-promotion and license agreements with Novavax Inc. regarding Estrasorbtm and the repurchase by Novavax of all of its convertible notes which we held.

•	During 2003, we had income of $12.0 million due to a gain on the sale of our animal health products and certain non-income producing intangible assets.

      Demand for some of our non-key products, including but not limited to Intal®, Tilade® and Synercid®, declined over the past year at a rate which triggered a review of the intangible assets associated with these products. As of December 31, 2005, the net intangible assets associated with these three products totaled approximately $196.7 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.
      In addition, certain generic companies have challenged patents on Altace®, Skelaxin®, and Sonata®. For additional information, please see the sections entitled “Altace® Patent Challenge”, “Skelaxin® Patent Challenge”, and “Sonata Patent Challenge” in Item 3 “Legal Proceedings.” If a generic version of Altace®, Skelaxin® or Sonata® enters the market, we may have to write-off a portion or all of the intangible assets associated with these products.
      Our Rochester, Michigan facility manufactures products for us and various third-parties. As of December 31, 2005, the net carrying value of the property, plant and equipment at the Rochester facility, excluding that associated with the production of Bicillin®, was $66.0 million. Overall production volume at this facility has been declining. We are currently transferring to this facility the manufacture of certain products that are currently manufactured by us at other facilities or for us by third parties. These transfers should increase production and cash flow at the Rochester facility. We currently believe that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if we are not successful in transferring additional production to the Rochester facility, we may have to write-off a portion of the property, plant, equipment associated with this facility.

NON-OPERATING ITEMS

	For the Years Ended December 31,

	2005	2004	2003

	(in thousands)
Interest income	$18,175	$5,974	$6,849
Interest expense	(11,931)	(12,588)	(13,396)
Valuation charge — convertible notes receivable	—	(2,887)	18,551
(Loss) gain on investment	(6,182)	(6,520)	—
Other, net	(2,026)	(749)	(629)
Income tax expense (benefit)	61,485	(7,412)	65,884
Discontinued operations	1,203	(109,666)	(5,489)
Other Income (Expense)
      Interest income increased during 2005 compared to 2004 primarily due to an increase in interest rates and a higher total balance of cash, cash equivalents and investments in debt securities in 2005.
      Special items affecting other income (expense) included the following:

•	Charges of $6.2 million and $6.5 million in 2005 and 2004, respectively, related to our investment in Novavax. During 2005 and 2004, we incurred charges to write down our investment in Novavax to fair value. During the third quarter of 2005, we sold our investment in Novavax.

•	A charge of $2.9 million during 2004 and income of $18.6 million in 2003 to reflect a change in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in July 2004.
Income Tax Expense (Benefit)
      During 2005, our effective income tax rate for continuing operations was 34.5%. This rate differs from the federal statutory rate of 35% primarily due to tax benefits related to charitable contributions of inventory and tax-exempt interest income partially offset by state taxes. We anticipate our effective tax rate in 2006 to approximate the federal statutory rate.
      During 2004, we had an effective income tax benefit rate of 12.8%, which is lower than the federal statutory rate due to the expected nondeductible Medicaid related charges, state taxes, and the establishment of a valuation allowance against state deferred tax assets related to asset impairments.
      In 2003, we had an effective income tax rate of 40.3% which is greater than the federal statutory rate primarily due to state income taxes and non-deductible in-process research and development charges incurred in connection with our acquisition of Meridian Medical Technologies.
Discontinued Operations
      During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette®, which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations. Accordingly, all net sales, cost of revenues, selling, general and administrative costs, amortization and other operating costs associated with Prefest® and Nordette® are included in discontinued operations in 2005, 2004 and 2003.

Off Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments
      We do not have any off balance sheet arrangements, except for operating leases in the normal course of business as described in Note 12 to our audited consolidated financial statements included in this report and as reflected in the table below.
      The following table summarizes contractual obligations and commitments as of December 31, 2005 (in thousands):

	Payment Due by Period

		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years

Contractual Obligations:
Long-term debt	$345,000	$345,000	$—	$—	$—
Operating leases	86,628	19,170	34,519	29,625	3,314
Unconditional purchase obligations	356,492	151,495	204,751	225	21
Interest on current portion of long-term debt	8,275	8,275	—	—	—

Total	$796,395	$523,940	$239,270	$29,850	$3,335

      Our unconditional purchase obligations are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to our branded pharmaceutical products. The above table does not reflect any potential milestone payments in connection with research and development projects or acquisitions.
      We have a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement is reflected in the unconditional purchase obligations above. This supply agreement requires us to purchase certain minimum levels of ramipril as long as we maintain market exclusivity on Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. If sales of Altace® do not increase, if we are unable to maintain market exclusivity for Altace® in accordance with our current expectations, if our product life cycle management is not successful, or if the supply agreement or the annual minimum purchase commitments do not terminate at an optimal time for us, we may incur losses in connection with the purchase commitments under the supply agreement. In the event we incur losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon our results of operations and cash flows.
      We have commitments to purchase metaxalone, the active ingredient in Skelaxin®, from two suppliers in the form of purchase orders. These outstanding purchase orders are reflected in the unconditional purchase obligations above. If sales of Skelaxin® do not continue as currently anticipated, we may incur losses in connection with the purchase commitments. In the event we incur losses in connection with the purchase commitments under these purchase orders, there may be a material adverse effect upon our results of operations and cash flows.
Liquidity and Capital Resources

General
      We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations, our existing revolving credit facility and funds potentially available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short term and long term basis. However, we cannot predict the amount or timing of our need for additional funds, and numerous circumstances, including a significant acquisition of a business or assets, new product development projects, expansion opportunities, or other factors, could require us to raise additional funds in the future. We cannot assure you that funds will be available to us when needed on favorable terms, or at all.

      In March 2006, we acquired substantially all of the assets of Allerex Laboratory LTD for $25.0 million, less an adjustment in the purchase price resulting in an initial payment of $23.4 million, plus an earn-out based on sales of EpiPen® in Canada. The primary asset purchased from Allerex was the exclusive right to market and sell EpiPen® throughout Canada. We further negotiated with Dey, L.P., an extension of those exclusive rights to market and sell EpiPen® in Canada through 2015.
      In February 2006, we entered into a collaboration with Arrow International Limited and certain of its affiliates (collectively, “Arrow”) to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Under certain conditions, Arrow will be responsible for the manufacture and supply of new formulations of ramipril for us. Additionally, we have granted Cobalt Pharmaceuticals, Inc. a non-exclusive right to enter into the U.S. ramipril market with a generic form of the currently marketed Altace® product, which would be supplied by us. Cobalt is an affiliate of Arrow, but is not a party to the collaboration.
      Pursuant to the agreements, we made an upfront payment to Arrow of $35.0 million. Arrow will also receive payments from us of $50.0 million based on the timing of certain events and could receive an additional $25.0 million based on the occurrence of certain conditions. Additionally, Arrow will earn fees for the manufacture and supply of new formulations of ramipril.
      In December 2005, we entered into a cross-license agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. We will pay royalties on net sales of products containing metaxalone beginning January 1, 2006. This royalty may increase depending on the achievement of certain regulatory and commercial milestones. The royalty we pay to Mutual is in addition to the royalty we pay to Elan on our current formulation of metaxalone, which we refer to as “Skelaxin®” which is a part of our branded pharmaceutical segment.
      During the fourth quarter of 2005, the Company entered into a strategic alliance with Pain Therapeutics to develop and commercialize Remoxytm and other abuse-resistant opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. Under the strategic alliance, we may pay additional milestone payments of up to $150.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-resistant opioid products. This includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million over four years. After regulatory approval and commercialization of Remoxytm or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.
      In August 2004, we entered into a collaborative agreement with Palatin to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million upon achieving certain development and regulatory approval targets, $10.0 million of which was paid during 2005. Following regulatory approval and commercialization of PT-141, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.
      Elan was working to develop a modified release formulation of Sonata®, which we refer to as Sonata® MR, pursuant to an agreement we had with them which we refer to as the Sonata® MR Development Agreement. In early 2005, we advised Elan that we considered the Sonata® MR Development Agreement terminated. On August 26, 2005, Elan filed a request for mediation pursuant to the terms of the Sonata® MR Development Agreement. We participated in mediation with Elan in early 2006, which did not result in an agreed resolution. The Sonata® MR Development Agreement requires us to pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of

Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®. We believe these milestones have not and cannot in the future be achieved.
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

Settlement of Governmental Pricing Investigation
      On October 31, 2005, we entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“HHS/ OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”), and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “State Settlement Agreements”, and together with the Federal Settlement Agreement, the “Settlement Agreements”). We have agreed to a settlement with the remaining state on substantially the same terms as the other state settlements, and we currently expect to enter into a definitive settlement agreement with that state before the end of the first quarter of 2006. Consummation of the Federal Settlement Agreement and some State Settlement Agreements is or was subject to court approval. On February 24, 2006, the United States District Court for the Eastern District of Pennsylvania (“District Court”) approved the Federal Settlement Agreement. All interested parties, including King, the individual purportedly acting as a “relator” under the False Claims Act and the affected states, have requested that the District Court approve the State Settlement Agreements that require court approval.
      Pursuant to the Settlement Agreements, we agreed to pay a total of approximately $124.1 million (the “Settlement Amount”) and interest on the Settlement Amount at the rate of 3.75% from July 1, 2005 to the date of consummation of the settlement. We have further agreed to pay, subject to certain conditions, (i) legal fees relating to the settlement in the amount of approximately $0.8 million, and (ii) approximately $1.0 million in settlement costs. The Settlement Amount includes approximately $50.6 million of the Settlement Amount for payment to 49 states and the District of Columbia. The Settlement Amount includes approximately $63.7 million representing the amount of underpayments to Medicaid and other governmental pricing programs from 1994 to 2002 and approximately $60.4 million to cover interest, penalties and other costs. We currently expect to pay the Settlement Amount and the other amounts described above.
      On March 2, 2006, we paid approximately $126.9 million, comprising the Settlement Amount and accrued interest under our Settlement Agreements with the United States and the 48 states and the District of Columbia. We have agreed to pay approximately $0.4 million to the remaining state. We currently expect to make this payment and the other remaining payments by the end of the first quarter of 2006.
      Certain decisions of the District Court relating to the relator’s dispute with certain states over a potential share award remain subject to appeal. Any share award would be paid solely by the government and would not affect the amount we are required to pay pursuant to the settlement. Consequently, we believe the reversal of any such decision or decisions would not have a material effect on us.
      In addition to the Settlement Agreements, we have entered into a five-year corporate integrity agreement with HHS/ OIG (the “Corporate Integrity Agreement”) pursuant to which we are required, among other things, to keep in place our current compliance program, to provide periodic reports to HHS/ OIG and to submit to audits relating to our Medicaid rebate calculations.

      We accrued in prior years a total of $130.4 million in respect of our estimated underpayments to Medicaid and other governmental pricing programs and estimated settlement costs with all relevant governmental parties, which sum is classified as restricted cash and an accrued expense on our balance sheet. This sum is sufficient to cover the full cost of all sums owed the federal and state governments pursuant to the Settlement Agreements, together with related obligations to reimburse the expenses of some of the parties.
      The previously disclosed claim seeking damages from us because of alleged retaliatory actions against the relator was dismissed with prejudice on January 31, 2006.
      The Settlement Agreements will not resolve any of the previously disclosed civil suits that are pending against us and related individuals and entities discussed in the section “Securities and ERISA Litigation” below.
      The foregoing description of the settlement, the Settlement Agreements and the Corporate Integrity Agreement is qualified in its entirety by the Company’s Current Report on Form 8-K filed November 4, 2005, which is incorporated herein by reference.

SEC Investigation
      As previously reported, the SEC has also been conducting an investigation relating to our underpayments to governmental programs, as well as into our previously disclosed errors relating to reserves for product returns. While the SEC’s investigation is continuing with respect to the product returns issue, the Staff of the SEC has advised us that it has determined not to recommend enforcement action against us with respect to the aforementioned governmental pricing matter. The Staff of the SEC notified King of this determination pursuant to the final paragraph of Securities Act Release 5310. Although the SEC could still consider charges against individuals in connection with the governmental pricing matter, we do not believe that any governmental unit with authority to assert criminal charges is considering any charges of that kind.
      We continue to cooperate with the SEC’s ongoing investigation. Based on all information currently available to us, we do not anticipate that the results of the SEC’s ongoing investigation will have a material adverse effect on King, including by virtue of any obligations to indemnify current or former officers and directors.

Securities and ERISA Litigation
      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of King’s securities against the Company, its directors, former directors, executive officers, former executive officers, King’s subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of King’s securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. King removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. Plaintiffs in these actions unsuccessfully moved to remand these two cases back to Tennessee state court. These two actions therefore remain part of the consolidated action. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that King, through some of its executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning its business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of King’s November 2001 public offering as defendants. The Company and other defendants filed motions to dismiss the consolidated amended complaint.
      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, the Company and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery in this action has commenced. The Court has set a trial date of April 10, 2007.
      We have estimated a probable loss contingency for the class action lawsuit described above. We believe this loss contingency will be paid on behalf of us by our insurance carriers. Accordingly, as of December 3, 2005, we have recorded a liability and a receivable for this amount, classified in accrued expenses and prepaid and other current assets, respectively, in our consolidated financial statement.
      Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 3, 2003, plaintiffs filed a consolidated amended complaint. On November 17, 2003, defendants filed a motion to dismiss or stay the consolidated amended complaint. The court denied the motion to dismiss, but granted a stay of proceedings. On October 11, 2004, the court lifted the stay to permit plaintiffs to file a further amended complaint adding class action claims related to our then-anticipated merger with Mylan Laboratories, Inc. On October 26, 2004, defendants filed a partial answer to the further amended complaint, and moved to dismiss the newly-added claims. Following the termination of the Mylan merger agreement, plaintiffs voluntarily dismissed these claims. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.
      Beginning in March 2003, three purported shareholder derivative complaints were likewise filed in Tennessee federal court, asserting claims similar to those alleged in the state derivative litigation. These cases have been consolidated, and on December 2, 2003 plaintiffs filed a consolidated amended complaint. On March 9, 2004, the court entered an order indefinitely staying these cases in favor of the state derivative action.
      In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004, which remains pending. We believe that the claims in this case are moot following termination of the Mylan merger agreement.
      Additionally, a class action complaint was filed in the United States District Court for the Eastern District of Tennessee under the Employee Retirement Income Security Act (“ERISA”). As amended, the complaint alleges that King and certain of its executive officers, former executive officers, directors, former directors and an employee of King violated fiduciary duties that they allegedly owed King’s 401(k) Retirement Savings Plan’s participants and beneficiaries under ERISA. The allegations underlying this action are similar in many respects to those in the class action litigation described above. The defendants filed a motion to dismiss the ERISA action on March 5, 2004. The District Court Judge referred the motion to a Magistrate Judge for a report and recommendation. On December 8, 2004, the Magistrate Judge held a hearing on this motion, and, on December 10, 2004, he recommended that the District Court Judge dismiss the action. The District Court Judge accepted the recommendation and dismissed the case on February 4, 2005. The plaintiffs have not appealed this decision, and the deadline for filing any appeal has now passed.
      We are unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, or if any governmental sanctions are imposed in excess of those described above, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations and defending us in the pending litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.
Patent Challenges
      Certain generic companies have challenged patents on Altace®, Skelaxin®, Sonata® and Adenoscan®. For additional information, please see “Altace® Patent Challenge”, “Skelaxin® Patent Challenge”, “Sonata® Patent Challenge,” and “Adenoscan® Patent Challenge” in Item 3, “Legal Proceedings.” If a generic version of Altace®, Skelaxin®, Sonata® or Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Cash Flows

Operating Activities

	For the Years Ended December 31,

	2005	2004	2003

Net cash provided by operating activities	$519,510	$260,907	$435,686
      Our net cash provided by operations was higher in 2005 than in 2004 primarily due to an increase in the gross profit margin, driven by an increase in net sales of branded pharmaceutical products. This was partially offset by an increase in the co-promotion fees and working capital changes outlined below.
      Our net cash provided by operations was lower in 2004 than in 2003 primarily due to a decrease in the gross profit margin, driven by a decrease in net sales of branded pharmaceutical products, and higher selling, general and administrative expenses. The overall decrease was partially offset by a decrease in the co-promotion fees and working capital changes outlined below.
      Please see the section entitled “Operating Results” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees.
      The following table summarizes the changes in operating assets and liabilities and deferred taxes for the periods ending 2005, 2004 and 2003:

	2005	2004	2003

Accounts receivable, net of allowance	$(43,407)	$57,978	$(84,186)
Inventories	46,349	(15,205)	(52,855)
Prepaid expenses and other current assets	(47,544)	(16,161)	27,307
Accounts payable	(7,713)	9,197	33,958
Accrued expenses and other liabilities	(52,544)	43,566	92,798
Income taxes payable	22,161	(78,708)	60,554
Deferred revenue	(9,092)	(9,091)	(9,092)
Other assets	(4,471)	(3,483)	(2,978)
Deferred taxes	(68,047)	(17,083)	(139,598)

Total changes from operating assets and liabilities and deferred taxes	$(164,308)	$(28,990)	$(74,092)
      We anticipate lower net cash provided by operating activities in 2006 than that experienced in 2005 primarily due to increased taxes, increased investment in research and development and increased royalty commitments.

Investing Activities

	For the Years Ended December 31,

	2005	2004	2003

Net cash (used in) investing activities	$(683,007)	$(154,071)	$(459,444)
      Investing activities in 2005 were driven by payments totaling $198.7 million for our collaboration agreements with Pain Therapeutics and Palatin and our cross-license agreement with Mutual. Capital expenditures during 2005 totaled $53.3 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally in 2005, we transferred $73.6 million to restricted cash primarily related to the now completed investigation of our Company by the HHS/OIG. We increased our investments in debt securities by $345.2 million.
      Investing activities in 2004 were driven by payments totaling $78.2 million for our collaboration agreement with Palatin and, milestone payments associated with the acquisitions of primary care business of Elan and Synercid®. Capital expenditures during 2004 totaled $55.1 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally in 2004, we increased our investments in debt securities by $46.5 million which was partially offset by proceeds of $27.5 million principally from the sale of product rights.
      Investing activities in 2003 were driven by acquisition costs totaling $1.0 billion for our purchase of Meridian and the primary care business of Elan. Capital expenditures during 2003 totaled $51.2 million which included property and equipment purchases, new information technology system implementation costs and building improvements for facility upgrades and increased capacity. Additionally in 2003, we transferred $67.7 million to restricted cash which was more than offset by proceeds of $668.7 primarily due to sales of investments in debt securities and marketable securities.
      We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2006 of approximately $50.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Financing Activities

	2005	2004	2003

Net cash provided by financing activities	$857	$4,580	$2,543
      Our cash flows from financing activities for all periods are primarily related to the exercise of employee stock options.

Certain Indebtedness and Other Matters
      As of December 31, 2005, we had outstanding $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021. These debt securities were issued in a private placement in November 2001. Holders may require us to repurchase for cash all or part of these debentures on November 15, 2006, November 15, 2011, and November 15, 2016 at a price equal to 100% of the principal amount of the debentures plus accrued interest up to but not including the date of repurchase. As of December 31, 2005, we have classified the debentures as a current liability due to the right the holders have to require us to repurchase the debentures on November 15, 2006. Alternatively, we may elect to repurchase some or all of the debentures, by negotiation with debenture holders, a buy-back program, or a tender offer, prior to

November 15, 2006. The debentures accrue interest at an initial rate of 2 3/4% which will be reset (but not below 2 3/4% or above 4 1/4%) on May 15, 2006.
      We also had available as of December 31, 2005 up to $399.0 million under a five-year senior secured revolving credit facility that we established in April 2002. The facility is collateralized in general by all of our real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of December 31, 2005, we were in compliance with these covenants. As of December 31, 2005, we had $1.0 million outstanding for letters of credit under this facility.
      On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of December 31, 2005, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement. However, due to delays in our filings of one or more reports under the Securities Exchange Act of 1934, as amended, we believe that we are not eligible to use a Form S-3 registration statement at the present time. Accordingly, unless and until we regain eligibility to use Form S-3, we are not able to offer and sell securities under our shelf registration statement without first amending it to convert it to the registration statement form, Form S-1, that is currently available to us. Whether or not we seek to raise funds in the public equity or debt markets in the near term, we may decide, or the SEC may require us, to amend our shelf registration statement for the purpose of converting it to a Form S-1.

Impact of Inflation
      We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from sales growth negating most inflationary pressures.
Critical Accounting Policies and Estimates
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
      Significant estimates for which it is reasonably possible that a material change in estimate could occur in the near term include forecasted future cash flows used in testing for impairments of intangible and tangible assets and loss accruals for excess inventory and fixed purchase commitments under our supply contracts. Forecasted future cash flows in particular require considerable judgment and are subject to inherent imprecision. In the case of impairment testing, changes in estimates of future cash flows could result in a material impairment charge and, whether they result in an immediate impairment charge, could result prospectively in a reduction in the estimated remaining useful life of tangible or intangible assets, which could be material to the financial statements.
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
      The significant accounting estimates that we believe are important to aid in fully understanding our reported financial results include the following:

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development, if any, and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. However, patents have specific legal lives over which they are amortized. Conversely, trademarks and product rights have no specific legal lives. Trademarks and product rights will continue to be an asset to us after the expiration of the patent, as their economic value is not tied exclusively to the patent. We believe that by establishing separate lives for the patent versus the trademark and product rights, we are in essence using an accelerated method of amortization for the product as a whole. This results in greater amortization in earlier years when the product is under patent protection, as we are amortizing both the patent and the trademark and product rights, and less amortization when the product faces potential generic competition, as the amortization on the patent is eliminated. Because we have no discernible evidence to show a decline in cash flows for trademarks and product rights, or for patents, we use the straight-line method of amortization for both intangibles.

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

We may incur impairment charges in the future if prescriptions for, or sales of, our products are less than current expectations and result in a reduction of our estimated undiscounted future cash flows. This may be caused by many factors, including competition from generic substitutes, significant delays in the manufacture or supply of materials, the publication of negative results of studies or clinical trials, new legislation or regulatory proposals.

      The gross carrying amount and accumulated amortization as of December 31, 2005 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value

		(In thousands)
Branded
Altace®	$276,150	$70,214	$205,936
Other Cardiovascular/metabolic	80,770	38,130	42,640

Cardiovascular/metabolic	356,920	108,344	248,576
Intal®	106,192	14,864	91,328
Other Hospital/acute care	191,393	44,701	146,692

Hospital/acute care	297,585	59,565	238,020
Skelaxin®	203,015	32,631	170,384
Sonata®	23,146	23,146	—

Neuroscience	226,161	55,777	170,384
Other	144,675	53,833	90,842
Total Branded	1,025,341	277,519	747,822
Meridian Medical Technologies	146,217	17,200	129,017
Royalties	2,470	2,082	388
Contract manufacturing	—	—	—
All other	—	—	—

Total trademark and product rights	$1,174,028	$296,801	$877,227

      The amounts for impairments and amortization expense and the amortization period used for the twelve months ended December 31, 2005 and 2004 are as follows:

	Year Ended			Year Ended
	December 31, 2005			December 31, 2004

		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense

	(In thousands)			(In thousands)
Branded
Altace®	$—	$13,352	21	$—	$10,135
Other Cardiovascular/metabolic	43,243	7,672		21,193	6,587

Cardiovascular/metabolic	43,243	21,024		21,193	16,722
Intal®	—	6,047	15	—	4,558
Other Hospital/acute care	5,970	9,414	—	11,672	7,816

Hospital/acute care	5,970	15,461		11,672	12,374
Skelaxin®	—	15,548	13.5	—	11,558
Sonata®	157,975	9,117	2.5	82,081	12,635

Neuroscience	157,975	24,665		82,081	24,193
Other	—	7,823		29,980	8,715

Total Branded	207,188	68,973		144,926	62,004
Meridian Medical Technologies	—	5,165		3,120	5,885
Royalties	—	42		—	42
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$207,188	$74,180		$148,046	$67,931

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at December 31, 2005

Trademark &
	Patent	Product Rights

Altace®	3 years 4 months	14 years
Skelaxin®	—	11 years
Sonata®	1 year	—
Intal®	—	12 years

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and Medicaid and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

Our product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily on historical sales and return rates. We also consider the level of inventory of our products in the distribution channel. We base our estimate of our Medicaid rebate and commercial rebate accruals on estimates of usage by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our commercial and regulatory rebate obligations. We base our estimate of our chargeback accrual on our estimates of the level of inventory of our products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based on data provided by our three key wholesalers under inventory management agreements.

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

Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), (“Share-based Payment”) that requires us to expense costs related to share-based payment transactions with employees. The SEC has issued an amendment to Rule 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the first annual reporting period beginning on or after June 15, 2005. SFAS No. 123(R) became mandatorily effective on January 1, 2006. Accordingly, we will adopt SFAS 123(R) in the first quarter of 2006. See Note 2 to the consolidated financial statements for the pro-forma effect on net income and earnings per share of applying SFAS 123.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      We are exposed to market risk for changes in the market values of some of our investments (Investment Risk) and the effect of interest rate changes (Interest Rate Risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes. At December 31, 2005, 2004 and 2003, we did not hold any derivative financial instruments. The quantitative and qualitative disclosures about market risk are set forth below.

Interest Rate Risk
      The fair market value (“fair value”) of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible debentures is affected by our stock price. The estimated fair value of our total long-term debt at December 31, 2005 was $336.6 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease 1%, the fair value of our long-term debt would increase or decrease by approximately $2.9 million.

Investment Risk
      We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method.

Item 8.	Financial Statements and Supplementary Data
      Our audited consolidated financial statements and related notes as of December 31, 2005 and 2004 and for each of the three years ended December 31, 2005, 2004 and 2003 are included under Item 15 and begin on page F-1.

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
      Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2005.
      Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that internal control over financial reporting was effective as of December 31, 2005.
      Our independent registered public accounting firm, PricewaterhouseCoopers LLP, audited management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting
      As discussed in previous 10-Q filings, we made numerous personnel changes including hiring a new Chief Financial Officer and additional managerial level finance and accounting resources to perform supervisory review and monitoring activities. In addition, we have improved the efficiency and effectiveness of our financial closing process through automation, better coordination with external parties, and better organization within the finance and accounting function. As a result, we have implemented additional managerial level finance and accounting supervisory activities during the period-end financial reporting process. As a result of these efforts, we have concluded that the material weakness that existed at December 31, 2004 was fully remediated as of December 31, 2005.
      Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
      The information called for by Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Item 14 — Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2006 annual meeting of shareholders, which will be filed with the SEC not later than April 30, 2006 (120 days after the end of the fiscal year covered by this report).

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) Documents filed as a part of this report:
      (1) Financial Statements
      (2) Financial Statement Schedule Valuation and Qualifying Accounts S-1
      All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.
(b) Exhibits
      The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number			Description

3	.1(1)	—	Second Amended and Restated Charter of King Pharmaceuticals, Inc.

3	.2(1)	—	Amended and Restated Bylaws of King Pharmaceuticals, Inc.

4	.1(1)	—	Specimen Common Stock Certificate.

4	.2(1)	—	Form of Rights Agreement by and between King Pharmaceuticals, Inc. and The Bank of New York (successor in interest to Union Planters National Bank).

10	.2(2)	—	Co-Promotion Agreement, dated as of June 22, 2000, between American Home Products Corporation and King Pharmaceuticals, Inc.

10	.3(2)	—	Asset Purchase Agreement, dated as of June 22, 2000, between American Home Products Corporation and King Pharmaceuticals, Inc.

10	.5(4)	—	Indenture, dated as of November 1, 2001, among King Pharmaceuticals, Inc., certain Subsidiary Guarantors and The Bank of New York, as trustee, relating to King’s 2 3/4% Convertible Debentures due November 15, 2021.

10	.6(6)*	—	1998 King Pharmaceuticals, Inc. Non-Employee Director Stock Option Plan.

10	.7(1)*	—	1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc.

10	.8(4)*	—	King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan.

10	.9(5)*	—	The Medco Research, Inc. 1989 Stock Option and Stock Appreciation Rights Plan, as amended through July 29, 1998.

10	.10(6)*	—	1989 Incentive Stock Option Plan of Jones Medical Industries, Inc.

10	.11(6)*	—	Jones Medical Industries, Inc. 1994 Incentive Stock Plan.

10	.12(6)*	—	Jones Medical Industries, Inc. 1997 Incentive Stock Plan.

Exhibit
Number			Description

10	.13(7)	—	Credit Agreement dated as of April 23, 2002, among King Pharmaceuticals, Inc., and the Lenders therein, Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, as Collateral Agent and as Swingline Lender, and Bank of America, NA, J.P. Morgan Securities Inc., and UBS Warburg LLC as Co-Syndication Agents, Wachovia Bank National Association, as Documentation Agent, Credit Suisse First Boston as Sole Lead Arranger and Bookrunner.

10	.14(8)	—	Amended and Restated Asset Purchase Agreement by and among Elan Corporation, plc, Elan Pharma International Limited, Elan Pharmaceuticals, Inc., Jones Pharma Incorporated and Monarch Pharmaceuticals, Inc. dated as of May 19, 2003.

10	.15(9)*	—	King Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Plan.

10	.16(10)*	—	Offer Letter to Brian A. Markison, dated July 15, 2004.

10	.17(10)	—	Collaborative Development and Marketing Agreement dated August 12, 2004 by and between Palatin Technologies, Inc. and King Pharmaceuticals, Inc.

10	.18(11)*	—	King Pharmaceuticals, Inc. Severance Pay Plan: Tier I (Effective March 15, 2005)

10	.19(12)*	—	Offer letter to Joseph Squicciarino dated May 25, 2005.

10	.20(12)*	—	Offer letter to Eric J. Bruce dated May 19, 2005.

10	.21(12)*	—	2005 Executive Management Incentive Award

10	.22(18)*	—	King Pharmaceuticals, Inc. Incentive Plan.

10	.23(19)*	—	Compensation Policy for Non-Employee Directors

10	.24(12)*	—	Salary Amendments For Certain Executive Officers

10	.25(12)*	—	King Pharmaceuticals, Inc. Executive Deferred Compensation Plan

10	.26(13)*	—	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement

10	.27(13)*	—	Form of Option Certificate and Nonstatutory Stock Option Agreement.

10	.28(14)	—	Settlement Agreement, dated as of October 31, 2005, among the United States of America acting through the entities named therein, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc.

10	.29(14)	—	Settlement Agreement, dated as of October 31, 2005, among the state of Massachusetts, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc. and general description of the other state settlement agreements.

10	.30(14)	—	Corporate Integrity Agreement, dated as of October 31, 2005, between the Office of Inspector General of the Department of Health and Human Services and King Pharmaceuticals, Inc.

10	.31(15)*	—	Retirement and Consulting Agreement, dated as of April 1, 2005, and Waiver, Release and Non-Solicitation, Noncompete and Nondisclosure Agreement, dated as of May 12, 2005, by and between King Pharmaceuticals, Inc. and James R. Lattanzi.

10	.32(16)*	—	First Amendment to Retirement and Consulting Agreement, dated as of November 4, 2005, by and between the Company and James R. Lattanzi.

10	.33*	—	Waiver, Release and Non-Solicitation, NonCompete and Nondisclosure Agreement, dated as of November 1, 2005, by and between King Pharmaceuticals, Inc. and John A. A. Bellamy

10	.34*	—	Addendum to the Waiver, Release and Non-Solicitation, Noncompete and Nondisclosure Agreement, dated as of December 20, 2005, by and between the Company and John A. A. Bellamy

10	.35†	—	Collaboration Agreement by and between the Issuer and Pain Therapeutics, Inc., dated as of November 9, 2005

10	.36†	—	License Agreement by and between the Issuer and Pain Therapeutics, Inc., dated as of December 29, 2005

10	.37†	—	License Agreement, by and between the Issuer and Mutual Pharmaceutical Company, Inc., dated as of December 6, 2005

Exhibit
Number			Description

10	.38*	—	Severance letter to John A. A. Bellamy dated October 14, 2005.

14	.1(17)	—	Corporate Code of Conduct and Ethics.

21.1		—	Subsidiaries of the Registrant.

23.1		—	Consent of PricewaterhouseCoopers LLP.

31.1		—	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		—	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		—	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		—	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(1)	Incorporated by reference to King’s Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.

(2)	Incorporated by reference to King’s Current Report on Form 8-K filed June 30, 2000.

(3)	Incorporated by reference to King’s Schedule 13-D filed December 29, 2000, as amended.

(4)	Incorporated by reference to King’s Registration Statement on Form S-8 filed February 26, 1999.

(5)	Incorporated by reference to King’s Registration Statement on Form S-8 filed March 9, 2000.

(6)	Incorporated by reference to King’s Registration Statement on Form S-8 filed September 6, 2000.

(7)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 14, 2002.

(8)	Incorporated by reference to King’s Current Report on Form 8-K filed June 13, 2003.

(9)	Incorporated by reference to King’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed March 21, 2005.

(11)	Incorporated by reference to King’s Current Report on Form 8-K filed March 21, 2005.

(12)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2005.

(13)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2005.

(14)	Incorporated by reference to King’s Current Report on Form 8-K filed November 4, 2005.

(15)	Incorporated by reference to King’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 15, 2006.

(16)	Incorporated by reference to King’s Amendment No. 2 to Current Report on Form 8-K/ A filed February 15, 2006.

(17)	Incorporated by reference to King’s Current Report on Form 8-K filed December 8, 2005.

(18)	Incorporated by reference to King’s definitive proxy statement, filed April 28, 2005, related to the 2005 annual meeting of shareholders.

(19)	Incorporated by reference to King’s Current Report on Form 8-K filed February 27, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
King Pharmaceuticals, Inc.:
      We have completed integrated audits of King Pharmaceuticals, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedule
      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls Over Financial Reporting as of December 31, 2005 appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Raleigh, North Carolina
February 28, 2006, except for
the fifteenth paragraph
of Note 19 for which
the date is March 2, 2006

KING PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
as of December 31, 2005 and 2004
(in thousands, except share data)

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$30,014	$192,656
Investments in debt securities	494,663	149,430
Restricted cash	130,400	97,730
Marketable securities	—	16,498
Accounts receivable, net of allowance of $12,280 and $15,348	223,581	180,963
Inventories	228,063	274,412
Deferred income tax assets	81,777	153,979
Prepaid expenses and other current assets	59,291	61,395

Total current assets	1,247,789	1,127,063
Property, plant and equipment, net	302,474	280,731
Goodwill	121,152	121,152
Intangible assets, net	967,194	1,285,961
Marketable securities	18,502	—
Other assets (includes restricted cash of $14,129 and $2,775)	77,099	16,318
Deferred income tax assets	231,032	92,931

Total assets	$2,965,242	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84,539	$92,920
Accrued expenses	519,620	596,010
Income taxes payable	22,301	—
Current portion of long term debt	345,000	—

Total current liabilities	971,460	688,930
Long-term debt	—	345,000
Other liabilities	20,360	41,436

Total liabilities	991,820	1,075,366

Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, 15,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 300,000,000 shares authorized, 241,802,724 and 241,706,583 shares issued and outstanding	1,222,246	1,210,647
Unearned compensation	(8,764)	—
Retained earnings	754,953	637,120
Accumulated other comprehensive income	4,987	1,023

Total shareholders’ equity	1,973,422	1,848,790

Total liabilities and shareholders’ equity	$2,965,242	$2,924,156

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
for the years ended December 31, 2005, 2004 and 2003
(in thousands, except share data)

	2005	2004	2003

Revenues:
Net sales	$1,694,753	$1,225,890	$1,424,424
Royalty revenue	78,128	78,474	68,365

Total revenues	1,772,881	1,304,364	1,492,789

Operating costs and expenses:
Costs of revenues, exclusive of depreciation, amortization and impairments shown below	322,985	352,938	385,841

Selling, general and administrative, exclusive of co-promotion fees	409,451	409,775	292,084
Medicaid related charge	—	65,000	—
Mylan transaction costs	3,898	9,062	—
Co-promotion fees	223,134	111,604	198,498

Total selling, general and administrative	636,483	595,441	490,582

Research and development	74,015	67,939	44,078
Research and development — in process upon acquisition	188,711	16,300	194,000

Total research and development	262,726	84,239	238,078

Depreciation and amortization	147,049	162,115	113,745
Intangible asset impairment	221,054	149,592	124,616
Merger, restructuring, and other nonrecurring charges	4,180	10,827	—
Gain on sale of products	(1,675)	(9,524)	(12,025)

Total operating costs and expenses	1,592,802	1,345,628	1,340,837

Operating income (loss)	180,079	(41,264)	151,952

Other income (expense):
Interest income	18,175	5,974	6,849
Interest expense	(11,931)	(12,588)	(13,396)
Valuation (charge) benefit — convertible notes receivable	—	(2,887)	18,551
Loss on investment	(6,182)	(6,520)	—
Other, net	(2,026)	(749)	(629)

Total other (expense) income	(1,964)	(16,770)	11,375

Income (loss) from continuing operations before income taxes	178,115	(58,034)	163,327
Income tax expense (benefit)	61,485	(7,412)	65,884

Income (loss) from continuing operations	116,630	(50,622)	97,443
Discontinued operations (Note 27):
Income (loss) from discontinued operations, including loss on impairment	1,876	(172,750)	(8,771)
Income tax expense (benefit)	673	(63,084)	(3,282)

Total income (loss) from discontinued operations	1,203	(109,666)	(5,489)

Net income (loss)	$117,833	$(160,288)	$91,954

Income per common share:
Basic: Income (loss) from continuing operations	$0.48	$(0.21)	$0.40
Income (loss) from discontinued operations	0.01	(0.45)	(0.02)

Net income (loss)	$0.49	$(0.66)	$0.38

Diluted: Income (loss) from continuing operations	$0.48	$(0.21)	$0.40
Income (loss) from discontinued operations	0.01	(0.45)	(0.02)

Net income (loss)	$0.49	$(0.66)	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2003, 2004 and 2005
(in thousands, except share data)

					Accumulated
	Common Stock				Other
			Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income	Total

Balance, January 1, 2003,	240,624,751	$1,201,897	$—	$705,454	$45	$1,907,396

Comprehensive income:
Net income	—	—	—	91,954	—	91,954
Net unrealized gain on marketable securities, net of tax of $363	—	—	—	—	674	674

Foreign currency translation, net of tax of $212			—		394	394

Total comprehensive income			—			93,022

Stock option activity	566,101	4,073	—	—	—	4,073

Balance, December 31, 2003	241,190,852	1,205,970	—	797,408	1,113	2,004,491

Comprehensive income:
Net loss	—	—	—	(160,288)	—	(160,288)
Net unrealized loss on marketable securities, net of tax of $43	—	—	—	—	(132)	(132)
Foreign currency translation			—		42	42

Total comprehensive loss			—			(160,378)

Stock option activity	515,731	4,677	—	—	—	4,677

Balance, December 31, 2004	241,706,583	1,210,647	—	637,120	1,023	1,848,790

Comprehensive income:
Net income	—	—	—	117,833	—	117,833
Net unrealized gain on marketable securities, net of tax of $2,148	—	—	—	—	4,042	4,042
Foreign currency translation	—	—	—	—	(78)	(78)

Total comprehensive income						121,797

Issuance of stock-based compensation	—	10,742	(10,742)	—	—	—

Unearned compensation amortization	—	—	1,978	—	—	1,978

Stock option activity	96,141	857	—	—	—	857

Balance, December 31, 2005	241,802,724	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003

Cash flows from operating activities of continuing operations:
Net income (loss)	$117,833	$(160,288)	$91,954
(Income) loss from discontinued operations	(1,203)	109,666	5,489
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,049	162,115	113,745
Amortization of deferred financing costs	3,096	3,145	3,160
Deferred income taxes	(68,047)	(17,083)	(139,598)
Valuation charge on convertible notes receivable	—	2,887	(18,151)
Impairment of intangible assets	221,054	149,592	124,616
In-process research and development charges	188,711	16,300	194,000
Gain on sale of products	(1,675)	(9,524)	(12,025)
Loss on investment	6,182	6,520	—
Other non-cash items, net	791	9,484	6,990
Stock based compensation	1,978	—	—
Changes in operating assets and liabilities:
Accounts receivable	(43,407)	57,978	(84,186)
Inventories	46,349	(15,205)	(52,855)
Prepaid expenses and other current assets	(47,544)	(16,161)	27,307
Other assets	(4,471)	(3,483)	(2,978)
Accounts payable	(7,713)	9,197	33,958
Accrued expenses and other liabilities	(52,544)	43,566	92,798
Deferred revenue	(9,092)	(9,091)	(9,092)
Income taxes	22,161	(78,708)	60,554

Net cash provided by operating activities of continuing operations	519,508	260,907	435,686

Cash flows from investing activities of continuing operations (2004 and 2003 revised — see Note 4):
Purchases of investments in debt securities	(3,744,660)	(1,687,684)	(5,553,611)
Proceeds from maturity and sale of investments in debt securities	3,399,427	1,641,179	5,969,186
Transfer (to)/from restricted cash	(73,629)	(2,331)	(67,743)
Purchases of property, plant and equipment	(53,290)	(55,141)	(51,201)
Acquisition of primary care business of Elan	—	(36,000)	(761,745)
Acquisition of Meridian	—	—	(238,498)
Palatin collaboration agreement	(10,000)	(20,000)	—
Purchases of intangible assets	(18,600)	(22,200)	(12,300)
Proceeds from sale of marketable securities	6,453	—	253,097
Purchases of investment securities	—	—	(25,903)
Pain Therapeutic collaboration agreement	(153,711)	—	—
Mutual cross-license agreement	(35,000)	—	—
Proceeds from loan receivable	—	—	13,320
Proceeds from sale of intangible assets	—	27,458	15,659
Other investing activities	3	648	295

Net cash used in investing activities of continuing operations	(683,007)	(154,071)	(459,444)

Cash flows from financing activities of continuing operations:
Proceeds from revolving credit facility	—	—	125,000
Payments on revolving credit facility	—	—	(125,000)
Proceeds from issuance of common shares and exercise of stock options, net	857	4,677	4,053
Payments on other long-term debt	—	(97)	(1,296)
Debt issuance costs	—	—	(214)

Net cash provided by financing activities of continuing operations	857	4,580	2,543

Cash flows from discontinued operations (Revised — see Note 27):
Net cash (used in) provided by operating activities of discontinued operations	—	10,185	1,618
Net cash provided by (used in) investing activities of discontinued operations	—	27,927	(7,000)

(Decrease) increase in cash and cash equivalents	(162,642)	149,528	(26,597)
Cash and cash equivalents, beginning of year (Revised — see Note 4)	192,656	43,128	69,725

Cash and cash equivalents, end of year (Revised — see Note 4)	$30,014	$192,656	$43,128

Supplemental disclosure of cash paid for:
Interest	$10,552	$10,626	$13,396

Taxes	$107,178	$90,365	$144,918

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)

1.	The Company
      King Pharmaceuticals, Inc. (“King” or the “Company”) is a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. Through a national sales force and co-promotion arrangements, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, neurologists, psychiatrists, pain specialists, sleep specialists, and hospitals across the United States and in Puerto Rico. The Company also provides contract manufacturing for a number of the world’s leading pharmaceutical and biotechnology companies. In addition, the Company receives royalties from the rights to certain products (including Adenoscan®) previously sold.
      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. See Note 5 and Note 10. All intercompany transactions and balances have been eliminated in consolidation.
      The consolidated financial statements reflect Prefest® and Nordette® product rights, which the Company divested in 2004, as discontinued operations.

2.	Summary of Significant Accounting Policies
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
      Significant estimates for which it is reasonably possible that a material change in estimate could occur in the near term include forecasted future cash flows used in testing for impairments of intangible and tangible assets and loss accruals for excess inventory and fixed purchase commitments under the Company’s supply contracts. Forecasted future cash flows in particular require considerable judgment and are subject to inherent imprecision. In the case of impairment testing, changes in estimates of future cash flows could result in an immediate material impairment charge and, whether they result in an impairment charge, could result prospectively in a reduction in the estimated remaining useful life of tangible or intangible assets, which could be material to the financial statements.
      Other significant estimates include accruals for Medicaid and commercial rebates, returns and chargebacks, allowances for doubtful accounts and estimates used in applying the revenue recognition policy and accounting for the Co-Promotion Agreement with Wyeth. Reserves for returns, chargebacks, Medicaid and commercial rebates each use the estimate of the level of inventory of the Company’s products in the distribution channel at the end of the period. The estimate of the level of inventory of the Company’s products in the distribution channel is based on data provided by our three key wholesalers under inventory management agreements.
      The Company is subject to risks and uncertainties that may cause actual results to differ from the related estimates, and the Company’s estimates may change from time to time in response to actual developments and new information.
      Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and the Company has no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated discounts, returns, rebates and chargebacks that are determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Intangible Assets and Goodwill. Intangible assets, which include primarily acquired product rights, trademarks, and patents, are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from two to forty years, using primarily the straight-line method. Goodwill is not amortized, but is tested for impairment on an annual basis during the first quarter, or more frequently if conditions warrant. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other factors. The Company evaluates the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through the quarterly evaluation of intangibles for impairment. Further, on an annual basis, the Company reviews the life of each intangible asset and makes adjustments as deemed appropriate. The Company reviews its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In evaluating goodwill for impairment, the Company estimates fair value of the Company’s individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, the Company’s amortization policies reflect judgments on the estimated useful lives of assets.
      Accruals for rebates, returns, and chargebacks. The Company establishes accruals for returns, chargebacks, and commercial and Medicaid rebate obligations in the same period it recognizes the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, the Company records a reduction to accrued expenses and, at the end of each quarter, adjusts accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargeback and rebates may be different from the Company’s estimates.
      The Company’s product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its commercial and Medicaid rebate accruals based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and the terms of its commercial and Medicaid rebate obligations. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based on data provided by our three key wholesalers under inventory management agreements.
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
      Shipping and Handling Costs. The Company incurred $2,148, $2,127, and $2,790 in 2005, 2004, and 2003, respectively, related to third-party shipping and handling costs classified as selling, general and

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
administrative expenses in the consolidated statements of operations. The Company does not bill customers for such costs.
      Cash and Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are placed in large domestic banks, which limit the amount of credit exposure.
      Restricted Cash. Cash escrowed for a specific purpose is designated as restricted cash.
      Investments in Debt Securities. The Company invests in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. Previously, the Company classified auction rate securities as “Cash and Cash Equivalents” due to the liquidity provided by the auction process. In accordance with generally accepted accounting principles, the Company revised the classification of auction rate securities for all periods presented as “Investments in Debt Securities” in the accompanying consolidated balance sheet. See Note 4.
      Marketable Securities. The Company classifies its marketable securities as available-for-sale. These securities are carried at fair market value based on current market quotes, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold are based on the specific identification method. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. The Company does not hold these securities for speculative or trading purposes.
      Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management determines the allowance based on historical experience along with the present knowledge of potentially uncollectible accounts. Management reviews its allowance for doubtful accounts quarterly. Past due balances over 120 days and greater than a specified amount are reviewed individually for collectibility. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when management feels it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to customers.
      Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Product samples held for distribution to physicians and other healthcare providers represent approximately 3% and 4% of inventory as of December 31, 2005 and 2004, respectively. The Company has fixed purchase commitments under supply contracts for certain raw materials. A loss accrual is recorded when the total inventory for a product is projected to be more than the forecasted demand.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. The Company capitalizes legal costs in the defense of its patents to the extent of an evident increase in the value of the patent.
      Financial Instruments and Derivatives. The Company does not use financial instruments for trading purposes. On December 31, 2005 and 2004, the Company did not have any interest rate protection agreements or other derivatives outstanding.
      The fair value of financial instruments is determined by reference to various market data or other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.
      Property, Plant and Equipment. Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally 15 to 40 years for buildings and improvements and three to fifteen years for machinery and equipment.
      The Company capitalizes certain computer software acquisition and development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software which generally range from three to seven years.
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
      Advertising. The Company expenses advertising costs as incurred and these costs are classified as selling, general and administrative expenses in the consolidated statements of operations. Advertising costs for the years ended December 31, 2005, 2004, and 2003 were $85,044, $87,821, and $70,865, respectively.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the Co-Promotion Agreement with Wyeth, the Company agreed to pay Wyeth an annual promotional fee of approximately 15% of Altace® net sales up to $165,000, 50% of Altace® net sales from $165,000 to $465,000 and 52.5% of Altace® net sales in excess of $465,000.
      The co-promotion fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected co-promotion fee for the year to applicable expected Altace® net sales for the year.
      Stock Compensation. The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Accordingly, since options were granted at a strike price equal to market price at the date of grant, no compensation cost has been recognized for stock options granted to date. The Company recognizes compensation expense for restricted stock on a straight-line basis over the period that the restrictions expire. Had compensation cost been determined for options granted, consistent with SFAS No. 123, the Company’s net income (loss) and diluted income (loss) per share would have decreased (increased) to the following pro forma amounts for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003

Net income (loss):
As reported	$117,833	$(160,288)	$91,954
Add: Stock based employee compensation included in net income	1,220	—	—

Less: Stock based employee compensation for all awards	7,942	5,943	1,506

Pro forma	$111,111	$(166,231)	$90,448

Basic income (loss) per share:
As reported	$0.49	$(0.66)	$0.38

Pro forma	$0.46	$(0.69)	$0.38

Diluted income (loss) per share:
As reported	$0.49	$(0.66)	$0.38

Pro forma	$0.46	$(0.69)	$0.37

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Expected life of option	4.00	4.00	4.00
Risk-free interest rate	4.24%	2.83%	2.79%
Expected volatility	46.52%	47.26%	61.00%
Expected dividend yield	0.00%	0.00%	0.00%
      The weighted average fair values of options granted during 2005, 2004 and 2003 are $6.18, $6.72 and $7.63, respectively.
      Reclassifications. Certain amounts from the prior consolidated financial statements have been reclassified to conform to the presentation adopted in 2005.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Concentrations of Credit Risk
      A significant portion of the Company’s sales is to wholesaler customers in the pharmaceutical industry. The Company monitors the extension of credit to wholesaler customers and has not experienced significant credit losses. The following table represents the relative percentage of accounts receivable from significant wholesaler customers compared to net accounts receivable:

	2005	2004	2003

Customer A	31%	29%	28%
Customer B	21%	23%	19%
Customer C	15%	21%	21%
      The following table represents a summary of sales to significant wholesaler customers as a percentage of the Company’s gross sales, including net revenues from discontinued operations:

	2005	2004	2003

Customer A	27%	25%	21%
Customer B	28%	28%	30%
Customer C	14%	15%	16%

4.	Investments in Debt Securities
      The Company invests its excess cash in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. As of December 31, 2004, the Company classified auction rate securities as “Cash and Cash Equivalents” due to the liquidity provided by the auction process. In accordance with generally accepted accounting principles, the Company revised the classification of auction rate securities for all periods presented as “Investments in Debt Securities” in the accompanying consolidated balance sheet. As of the years ended December 31, 2005 and 2004, there were no cumulative gross unrealized holdings gains or losses on investments in debt securities.
      As of the years ended December 31, 2005 and 2004, auction rate securities totaled $494,663 and $149,430, respectively. The revised classification in the Company’s consolidated statement of cash flows for the twelve months ended December 31, 2004 resulted in a decrease of $46,505 in cash from investing activities representing the increases in its holdings in auction rate securities. As of December 31, 2003 auction rate securities totaled $102,925, resulting in an increase of $415,575 in cash from investing activities for the twelve months ended December 31, 2003 representing reductions in holdings in auction rate securities.
      This revised classification had no effect on previously reported total current assets, total assets, working capital, results of operations or financial covenants, and does not affect previously reported cash flows from operating or financing activities.

5.	Marketable Securities
      At December 31, 2005, the Company held common stock of Palatin as follows:

		2005	2005
		Gross	Gross	2005
	2005	Unrealized	Unrealized	Fair
	Cost Basis	Gains	Losses	Value

Palatin common stock	$12,242	$6,260	—	$18,502

      The Financial Accounting Standards Board issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). While the Company has or has had interests in Novavax and Palatin, the Company is not considered to be the primary beneficiary of these entities. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of those entities into its consolidated financial statements.

6.	Change in Estimate
      The Company’s calculation of its product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. The Company also considers current wholesale inventory levels of the Company’s products. Based on data received pursuant to the Company’s inventory management agreements with its three key wholesale customers, there was a significant reduction of wholesale inventory levels of the Company’s products during the first quarter of 2005. This reduction was primarily due to sales to retail outlets by the Company’s wholesale customers, not returns of these products to the Company. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the Company’s reserve for returns by approximately $20,000 and increased net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. During the second quarter of 2005, the Company decreased its reserve for returns by approximately $5,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount as a result of an additional reduction in wholesale inventory levels of the Company’s branded products.
      During the third quarter of 2005, the Company’s actual returns of branded pharmaceutical products continued to decrease significantly compared to actual returns during the quarterly periods in 2004 and the first quarter of 2005. Additionally, based on data received pursuant to the Company’s inventory management agreements with its key wholesale customers, the Company continued to experience normalized wholesale inventory levels of its branded pharmaceutical products during the third quarter of 2005. Accordingly, the Company believed that the rate of returns experienced during the second and third quarters of 2005 was more indicative of what it should expect in future quarters and adjusted its returns reserve accordingly. This change in estimate resulted in a decrease of approximately $15,000 in the returns reserve in the third quarter of 2005 and a corresponding increase in net sales from branded pharmaceutical products, excluding the adjustment to sales classified as discontinued operations. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the third quarter of 2005 increased by approximately $5,000. The effect of the change in estimate on third quarter 2005 operating income was, therefore, approximately $10,000.
      As a result of the Company’s previously disclosed determination that it underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, as further discussed in Note 19, the Company refined its calculation of the Average Manufacturer’s Price (“AMP”) and Best Price in compliance with federal laws and regulations. During the third quarter of 2005, the Company began reporting to the Centers for Medicare and Medicaid Services using the refined calculation for computing AMP and Best Price. In addition, during the third quarter of 2005, the Company recalculated rebates due with respect to prior quarters utilizing the refined AMP and Best Price calculations. As a result of this updated information, during the third quarter of 2005, the Company decreased its reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products by approximately $21,000, approximately $8,000 of which related to prior years. This does not include the adjustment to sales classified as discontinued operations. As a result of the increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$6,000, approximately $4,000 of which related to prior years. The effect of the change in estimate on operating income was, therefore, approximately $15,000, approximately $4,000 of which related to prior years.

7.	Receivables
      Receivables, net of allowance for doubtful accounts, consist of the following at December 31, 2005 and 2004:

	2005	2004

Trade	$204,355	$159,388
Royalty	18,540	20,578
Other	686	997

Total Receivables	$223,581	$180,963

8.	Inventory
      Inventory consists of the following:

	2005	2004

Raw materials	$150,979	$168,541
Work-in process	14,955	20,287
Finished goods (including $6,728 and $10,638 of sample inventory, respectively)	91,695	133,527

	257,629	322,355
Less inventory valuation allowance	(29,566)	(47,943)

	$228,063	$274,412

9.	Property, Plant and Equipment
      Property, plant and equipment consists of the following:

	2005	2004

Land	$15,730	$15,724
Buildings and improvements	120,221	107,553
Machinery and equipment	226,859	197,619
Capital projects in progress	62,942	53,116

	425,752	374,012
Less accumulated depreciation	(123,278)	(93,281)

	$302,474	$280,731

      Included in net property, plant and equipment as of December 31, 2005 and 2004 are computer software costs of $20,536 and $24,719, respectively.
      Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $30,736, $31,957 and $21,285, respectively, which includes $7,845, $6,688 and $3,687, respectively, related to computer software.
      The Company’s Rochester, Michigan facility manufactures products for the Company and various third-parties. As of December 31, 2005, the net carrying value of the property, plant and equipment at the

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Rochester facility, excluding that associated with the production of Bicillin®, was $65,964. Overall production volume at this facility has been declining. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes continue to decline or if the Company is not successful in transferring additional production to the Rochester facility, the Company may have to write-off a portion of the property, plant, equipment associated with this facility.

10.	Acquisitions and Dispositions
      During the fourth quarter of 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize Remoxy™ and other abuse-resistant opioid painkillers. Remoxy™ is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. The Company paid $150,000 at the time of close plus acquisition costs of approximately $3,700 and could make additional milestone payments of up to $150,000 in cash based on the successful clinical and regulatory development of Remoxy™ and other abuse-resistant opioid products. This includes a $15,000 cash payment upon acceptance of a regulatory filing for Remoxy™ and an additional $15,000 upon its approval. The Company is responsible for all research and development expenses related to this alliance, which could total $100,000. After regulatory approval and commercialization of Remoxy™ or other abuse-resistant opioid products developed through this alliance, the Company will pay a royalty of 15% of cumulative net sales up to $1,000,000 and 20% of cumulative net sales over $1,000,000. King is also responsible for the payment of third-party royalty obligations of Pain Therapeutics related to products developed under this collaboration. The Company determined Pain Therapeutics is a VIE, however, the Company is not considered to be the primary beneficiary of this entity. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of this entity into its consolidated financial statements.
      In connection with the strategic alliance with Pain Therapeutics, the initial collaboration fee and acquisition costs of $153,711 were classified as in-process research and development in the accompanying financial statements. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Remoxy™ is in Phase III clinical trial. If this Phase III clinical trial is successful, the Company currently anticipates obtaining FDA approval in 2008 or 2009. The Company believes there is a reasonable probability of completing the project successfully. However, the success of the project depends on the outcome of the Phase III clinical trial and the ability to successfully manufacture the product. If the project is not successfully completed, it could have a material effect on our cash flows and results of operations. The in-process research and development is part of the branded pharmaceutical segment.
      On December 6, 2005, the Company entered into a co-exclusive license agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. The intellectual property licensed to King relates to the potential for improved dosing and administration of metaxalone. The Company paid Mutual an upfront payment of $35,000 and will pay royalties on net sales of products containing metaxalone beginning January 1, 2006. This royalty rate may increase depending on the achievement of certain regulatory and commercial milestones.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the license agreement with Mutual, the upfront payment of $35,000 has been classified as in-process research and development in the accompanying financial statements. The intellectual property licensed to King relates to the potential for improved dosing and administration of metaxalone. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval. The Company is in the process of evaluating a potential new formulation of Skelaxin®. The success of the project will depend on additional in vitro and in vivo work in a clinical setting. The costs and the time-line of the potential project are being evaluated. The in-process research and development is part of the branded pharmaceutical segment.
      On November 22, 2004, the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000. See Note 27 for additional information related to Nordette®.
      On August 12, 2004, the Company entered into a collaborative agreement with Palatin to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s PT-141 for the treatment of male and female sexual dysfunction for $20,000 plus acquisition costs of $498. Pursuant to the terms of the agreement, Palatin has granted King a co-exclusive license with Palatin to PT-141 in North America and an exclusive right to collaborate in the licensing or sublicensing of PT-141 with Palatin outside North America. At the time of closing King received approximately 1,176 shares of Palatin common stock and approximately 235 warrants for the right to purchase Palatin common stock. Of the total purchase price, $3,093 was allocated to the common stock, $260 was allocated to the warrants, and the remaining $17,145 was allocated to in-process research and development. During the third quarter of 2005, King invested an additional $10,000 in Palatin under the terms of this collaboration agreement. King received 4,499 shares of common stock and 720 warrants for the right to purchase Palatin Technologies, Inc. common stock. Of the total investment, $9,149 was allocated to the common stock and $851 was allocated to the warrants. This investment reduced the equity portion of the milestone payments due Palatin upon completion of Phase II clinical trials by the same amount. In addition to the initial purchase price and the investment during 2005, King may pay additional potential milestone payments to Palatin of up to $90,000 for achieving certain development and regulatory approval targets. A portion of these milestone payments could consist of additional equity investments in Palatin. After regulatory approval and commercialization of PT-141, King may also pay potential milestone payments to Palatin of up to $130,000 upon achieving specified annual North American net sales thresholds. King and Palatin will share all collaboration development and marketing costs associated with and collaboration net profits derived from PT-141 based upon an agreed percentage.
      On December 19, 2000, September 7, 2001, and June 24, 2002, the Company acquired convertible senior notes of $20,000, $10,000 and $10,000, respectively, from Novavax, Inc. (“Novavax”). The Company sold all of its Novavax convertible notes to Novavax on July 19, 2004. During 2002, the convertible senior notes were deemed to be impaired as defined under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The Company recorded a valuation allowance of $35,443 during 2002. During 2003, this valuation allowance was reduced by $18,551. During 2004, the valuation allowance was increased by $2,887. The Company determined the amount of the valuation allowance by reference to the December 31, 2002, December 31, 2003 and June 30, 2004 quoted market price of the Novavax common stock.
      On July 19, 2004, the Company and Novavax mutually agreed to end their co-promotion and license agreements regarding Estrasorbtm. As part of this transaction, Novavax reacquired all rights to Estrasorbtm as well as all rights to other women’s health products that Novavax may successfully develop utilizing its micellar nanoparticle technology. Additionally, Novavax repurchased all of its convertible notes held by King, acquired a portion of King’s women’s health field sales force, and received approximately $8,000 from the Company to provide support for marketing and promotion. In return, Novavax paid King $22,000

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and issued approximately 3,776 shares of Novavax common stock to King. This transaction resulted in a net gain in the amount of $4,021 during the third quarter of 2004. As a result of this transaction, King owned approximately 4,101 shares of common stock of Novavax that the Company accounted for as available for sale securities. As of September 30, 2004, March 31, 2005 and June 30, 2005, the Company determined the decline in fair value of the Company’s equity interest in Novavax was other than temporary and recorded charges of $6,520, $6,853 and $369, respectively, which is reflected in loss on investment in the accompanying consolidated financial statements. During the third quarter of 2005, the Company sold its equity interest in Novavax resulting in a gain on the sale of $1,040.
      On June 30, 2004, the Company sold the Anusol-HC® and Proctocort® product lines to Salix Pharmaceuticals, Inc. (“Salix”) for $13,000. In addition, the Company sold inventory of Anusol-HC® and Proctocort® to Salix for $337. The assets sold included related product assets, intangible property, advertising and promotional materials, and labeling and packaging materials. As part of the transaction, the Company will contract manufacture the Anusol-HC® and Proctocort® product lines for two years. The Company recorded a $4,715 gain on the sale of the Anusol-HC® and Proctocort® product lines, which is included in the gain on sale of products in the accompanying consolidated financial statements.
      On September 8, 2003, the Company sold the Soloxine®, Pancrezyme®, Tumil-K®, Uroeze®, and Ammonil product lines (the “animal health products”) to Virbac Corporation (“Virbac”) for $15,133, including $1,823 allocated to the contract manufacturing obligation. These assets included related product assets, intellectual property, unfilled customer orders, inventories and manufacturing equipment. As part of the transaction, the Company contract manufactured the Soloxine® product for Virbac for up to one year. Of the selling price, $1,500 was placed into escrow and was not available to the Company until the earlier of one year from the closing date or the occurrence of certain events. The Company recorded a $10,307 gain on the sale of the animal health products, which is included in the gain on sale of products in the accompanying consolidated financial statements.
      On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force.
      The total initial purchase price of $814,368 includes the cost of acquisition, assumed liabilities and a portion of contingent liabilities. See the allocation of the purchase price in the table below. The identifiable intangible assets were assigned useful lives with a weighted-average range of 16.5 years as of the date of acquisition. The acquired business is included in the branded pharmaceuticals segment. In connection with this acquisition, $163,416 was placed into escrow to satisfy the deferred obligations to Wyeth that were assumed by the Company in connection with the acquisition. Since the Company was entitled to the interest income and can direct investments of the escrow fund, the Company included the escrow amount in current restricted cash and other long-term assets as restricted cash. The $163,416 placed into escrow was included in the purchase price as liabilities acquired. These deferred obligations were payable on a quarterly basis through March 2005. During 2005, 2004, and 2003, the deferred obligation paid to Wyeth from funds in escrow was $29,605, $66,060, and $67,751, respectively.
      The Company also agreed to pay royalties on net sales of the current formulation of Skelaxin® from the date of closing and certain significant development and regulatory milestones relating to the ongoing reformulation of Sonata®. Contingent liabilities include a portion of the following conditional obligations of the Company:

•	an additional $60,000 if Elan achieves specific milestones in connection with the development of new formulations of Sonata®; and

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$15,000 if annual net sales of Sonata® exceed $100,000 (see below for the discussion regarding the Company’s decision to discontinue the program to develop a reformulation of Sonata®).
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
      Elan commenced a Phase II clinical trial program for the purpose of developing Sonata® MR in March 2004. However, the Phase II clinical trial results showed that the Sonata® MR formulations that Elan developed did not meet contractually required specifications. After several months of review, the Company concluded that it was not possible for Elan to develop a Sonata® MR formulation meeting the contractually required specifications. Accordingly, the Company decided to discontinue the Sonata® MR clinical program and terminated the agreement with Elan. On August 26, 2005, Elan filed a request for mediation pursuant to the terms of the agreement. The Company participated in mediation with Elan in early 2006, which did not result in an agreed resolution. As of December 31, 2005, the Company has accrued $5,000 as a potential loss under the contract.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the Sonata® MR core technology. See Note 11 for further discussion. The Sonata® core technology intangible asset is part of the branded pharmaceutical segment.
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

$253,909

      None of the goodwill is expected to be deductible for tax purposes. At the time of the acquisition, the identifiable intangible assets were assigned useful lives with a weighted-average range of 32.2 years. The acquisition is allocated to the Meridian Medical Technologies segment. The Company financed the acquisition using available cash on hand.
      As mentioned above, $19,000 of the purchase price was allocated to an acquired in-process research and development project, an auto-injector pre-filled with diazepam indicated for, among other things, the treatment of epileptic seizures and management of anxiety disorders which the Company has named “VanquixTM”. The value of the acquired in-process research and development project was expensed on the date of acquisition, as it had not received regulatory approval and had no alternative future use. The project was valued through the application of a probability-weighted, discounted cash flow approach with the assistance of an independent valuation specialist. The estimated cash flows were projected over a 30-year period utilizing a discount rate of 21%. Pre-tax margins (after an adjustment to reflect the use of auto-injector core technology) were assumed to be (10%) in 2003 and improving to 23% in 10 years. The estimated cost to complete the project was less than $700. The project was originally submitted to the FDA as an Abbreviated New Drug Application (“ANDA”), which referenced an approved New Drug Application (“NDA”) owned by the United States Army for a diazepam-filled auto-injector currently manufactured under contract exclusively by Meridian. The project as originally contemplated was substantially complete as of the valuation date. At the time of valuation, the Company anticipated FDA approval of the project during 2004. In May 2004, the Company received a letter from the FDA advising the Company that its ANDA was not approvable. The FDA raised concerns regarding whether the product, a self-injectable therapy, is appropriate for self-diagnosis and use. Following discussions with the FDA, the Company started the Phase III clinical trial for VanquixTM in the first quarter of 2006. Even if the project is not successfully completed, it would not materially adversely affect the Company’s results of operations.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following unaudited pro forma summary presents the financial information as if the acquisitions of Meridian and the primary care business of Elan had occurred on January 1, 2003 for the year ended December 31, 2003. These pro forma results do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2003, nor are they indicative of future results.

Year
Ended
December 31,

2003

Total revenues	$1,609,554

Net income	$101,459

Basic earnings per common share	$0.42

Diluted earnings per common share	$0.42

      On December 30, 2002, the Company acquired the exclusive rights to Synercid® from Sanofi-Aventis. As additional consideration to Sanofi-Aventis for Synercid®, the Company agreed to potential milestone payments totaling $75,000. On December 31, 2005, December 31, 2004, and December 31, 2003, the Company paid Sanofi-Aventis milestone payments of $18,600, $21,200, and $10,300 respectively, for the continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. The remaining $25,000 milestone is payable to Sanofi-Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or King will pay Sanofi-Aventis a one-time payment of $5,000 the first time during any twelve-month period net sales of Synercid® exceed $60,000, and a one-time payment of $20,000 the first time during any twelve-month period net sales of Synercid® exceed $75,000.

11.	Intangible Assets and Goodwill
      Intangible assets consist of the following:

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,174,028	$296,801	$1,370,711	$222,592
Patents	261,277	171,976	267,049	130,494
Other intangibles	9,459	8,793	9,819	8,532

Total intangible assets	$1,444,764	$477,570	$1,647,579	$361,618

      Amortization expense for the years ended December 31, 2005, 2004 and 2003 was $116,313, $130,159 and $92,460, respectively. Estimated annual amortization expense for intangible assets owned by the Company at December 31, 2005 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31,	Amount

2006	$98,214
2007	81,807
2008	79,259
2009	72,322
2010	68,479

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      New competitors to Sonata® entered the market during 2005. Prescriptions for Sonata® have not met expectations. As a result, the Company lowered its future sales forecast for this product in both the second and fourth quarters of 2005, which decreased the estimated undiscounted future cash flows associated with the Sonata® intangible assets to a level below their carrying values as of those dates. Accordingly, the Company recorded intangible asset impairment charges of $126,923 and $42,582 during the second and fourth quarters of 2005, respectively, to adjust the carrying value of the Sonata® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Sonata® based on its estimated discounted future cash flows as of those dates. Sonata® is included in the Company’s branded pharmaceuticals reporting segment.
      During the third and fourth quarters of 2004, the Company recorded intangible asset impairment charges totaling $82,081 due to the Company’s decision to discontinue the clinical program to develop a modified-release formulation of Sonata®. These impairment charges were based on the estimated fair values of the expected cash flows of the intangible asset at the balance sheet dates. Pursuant to an agreement between the Company and Elan, Elan commenced a Phase II clinical trial program for the purpose of developing a modified release formulation of Sonata® (“Sonata® MR”) in March 2004. However, the Phase II clinical trial results showed that the Sonata® MR formulations that Elan developed did not meet contractually required specifications. After several months of review, the Company concluded that it was not possible for Elan to develop a Sonata® MR formulation meeting the contractually required specifications. Accordingly, the Company decided to discontinue the Sonata® MR clinical program and terminated the agreement with Elan. See Note 10.
      As a result of a continuing decline in Corzide® prescriptions and the anticipation of additional competition in the future, the Company lowered its future sales forecast for this product which decreased the estimated undiscounted future cash flows associated with the Corzide® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $43,243 during the fourth quarter of 2005 to adjust the carrying value of the Corzide® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Corzide® based on its estimated discounted future cash flows. Corzide® is included in the Company’s branded pharmaceuticals reporting segment.
      As a result of a continuing decline in end-user demand for Synercid® outside of the United States, the Company determined the estimated undiscounted future cash flows associated with sales of this product outside of the United States were at a level below their carrying value of the Synercid® intangible assets that are assigned to the markets for this drug outside of the United States. Accordingly, the Company recorded an intangible asset impairment charge of $8,307 during the fourth quarter of 2005 to adjust the carrying value of these Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with the markets for Synercid® outside the United States based on their estimated discounted future cash flows. Synercid® is included in the Company’s branded pharmaceuticals reporting segment.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As a result of a continuing decline in Lorabid® prescriptions, the Company determined in 2003 that it would not be able to sell all the Lorabid® product required to be purchased under its supply contract with Eli Lilly. Accordingly, under the requirements of Accounting Research Bulletin No. 43, during the fourth quarter of 2003 and 2004 the Company recorded $29,959 and $4,483, respectively, for purchase commitments in excess of expected demand as a charge to cost of revenues. During 2005, the contract ended, and as of December 31, 2005 the Company did not have an excess purchase commitment accrual related to Lorabid®.
      The Company also reviewed the Lorabid® intangible assets for impairment under SFAS No. 144. Based on that review, the Company determined that the Lorabid® intangible assets were impaired and recorded an impairment charge of $4,400 in the third quarter of 2004 to write down the assets to their estimated fair value. Lorabid® is included in the Company’s branded pharmaceutical reporting segment.
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
      Demand for some of the Company’s non-key products, including but not limited to Intal®, Tilade® and Synercid®, declined over the past year at a rate which triggered a review of the intangible assets associated with these products. As of December 31, 2005, the net intangible assets associated with these three products totals approximately $196,684. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, the Company may have to reduce the estimated remaining useful life and/ or write off a portion or all of these intangible assets.
      Goodwill at December 31, 2003, 2004 and 2005 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at December 31, 2003	$12,742	$108,613	$121,355
Adjustments	—	(203)	(203)

Goodwill at December 31, 2004	$12,742	$108,410	$121,152

Goodwill at December 31, 2005	$12,742	$108,410	$121,152

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Lease Obligations
      The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to five years. Estimated future minimum lease payments as of December 31, 2005 for leases with initial or remaining terms in excess of one year are as follows:

2006	$19,170
2007	17,177
2008	17,342
2009	14,638
2010	14,987
Thereafter	3,314
      Lease expense for the years ended December 31, 2005, 2004 and 2003 was approximately $12,085, $12,982 and $10,411, respectively.

13.	Accrued Expenses
      Accrued expenses consist of the following:

	2005	2004

Rebates (see Note 19)	$172,740	$215,649
Accrued co-promotion fees	78,772	38,184
Current portion of loss contract (see Note 19)	1,658	30,029
Product returns	50,902	122,863
Chargebacks	13,153	27,953
Medicaid settlement	65,000	65,000
Accrued interest	1,212	1,212
Product recall accrual	1,516	4,238
Contingent liabilities (see Note 19)	879	21,969
Other	133,788	68,913

	$519,620	$596,010

14.	Long-Term Debt
      Long-term debt consists of the following:

	2005	2004

Convertible debentures(a)	$345,000	$345,000
Senior secured revolving credit facility(b)	—	—

	345,000	345,000

Less current portion	345,000	—

	$—	$345,000

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

As of December 31, 2005, the Company has classified the debentures as a current liability in the accompanying balance sheet due to the right the holders have to require the Company to repurchase the debentures on November 15, 2006.

(b)	On April 23, 2002, the Company established a $400,000 five year Senior Secured Revolving Credit Facility. The facility has been collateralized in general by all real estate with a value of $5,000 or more and all personal property of the Company and its significant subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are unconditionally guaranteed on a senior basis by significant subsidiaries. The Senior Secured Revolving Credit Facility accrues interest at the Company’s option, at either (a) the base rate (which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%) plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the Senior Secured Revolving Credit Facility are entitled to customary facility fees based on (a) unused commitments under the Senior Secured Revolving Credit Facility and (b) letters of credit outstanding. As of December 31, 2005, the Company had $1,044 of letters of credit outstanding under this facility.

To establish the Senior Secured Revolving Credit Facility, the Company incurred $5,067 of deferred financing costs that are being amortized over five years, the life of the Senior Secured Revolving Credit Facility.

The Senior Secured Revolving Credit Facility requires the Company to maintain a minimum net worth of no less than $1.2 billion plus 50% of the Company’s consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of December 31, 2005, the Company has complied with these covenants.
      Amortization expense related to deferred financing costs was $3,096, $3,145 and $3,160 for 2005, 2004 and 2003, respectively, and is included in interest expense.
      For the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest of approximately $1,720, $1,185, and $1,180, respectively related to construction in process.

15.	Other Liabilities
      Other liabilities consist of the following:

	2005	2004

Deferred revenue from co-promotion revenue fees	$16,512	$25,603
Contingent milestone liabilities (Note 10)	—	9,605
Long-term portion of loss contract	—	3,589
Other	3,848	2,639

	$20,360	$41,436

16.	Financial Instruments
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
      Marketable Securities and Investments in Debt Securities. The fair value of marketable securities and investments in debt securities are based primarily on quoted market prices. If quoted market prices are not readily available, fair values are based on quoted market prices of comparable instruments.
      Long-Term Debt. The fair value of the Company’s long-term debt, including the current portion, at December 31, 2005 and 2004 is estimated to be approximately $336,592 and $327,750, respectively, using quoted market price.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes
      The net income tax expense (benefit) from continuing operations is summarized as follows:

	2005	2004	2003

Current
Federal	$124,799	$3,152	$192,126
State	5,076	6,540	13,012

Total current	$129,875	$9,692	$205,138

Deferred
Federal	$(72,458)	$(17,780)	$(134,036)
State	4,068	676	(5,218)

Total deferred	$(68,390)	$(17,104)	$(139,254)

Total expense (benefit)	$61,485	$(7,412)	$65,884

      A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income from continuing operations before income taxes is as follows:

	2005	2004	2003

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	5.1	(12.4)	4.3
Charitable donations	(5.4)	25.4	(3.8)
In-process research and development	—	—	4.1
Fines and penalties	—	(39.3)	—
Other	(0.2)	4.1	0.7

Effective tax rate	34.5%	12.8%	40.3%

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2005	2004

Accrued expenses and reserves	$82,837	$149,000
Net operating losses	3,340	1,445
Intangible assets	262,227	120,544
Charitable contribution carryover	35,210	26,570
Other	2,701	4,831

Total deferred tax assets	386,315	302,390
Valuation allowance	(9,214)	(3,950)

Net deferred tax assets	377,101	298,440

Property, plant and equipment	(33,538)	(30,661)
Other	(30,754)	(20,869)

Total deferred tax liabilities	(64,292)	(51,530)

Net deferred tax asset	$312,809	$246,910

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has $9,300 of foreign operating loss carryforwards which may be carried forward indefinitely; a valuation allowance has been provided as it is more likely than not that the deferred tax assets relating to those loss carryforwards will not be fully realized. Additionally, a valuation allowance has been provided against certain state deferred tax assets where it is more likely than not that the deferred tax asset will not be realized.

18.	Benefit Plans
      The Company sponsors a defined contribution employee retirement savings 401(k) plan that covers all employees over 21 years of age. The plan allows for employees’ contributions, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 2005, 2004 and 2003 were $4,953, $4,858, and $3,860, respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary profit-sharing contributions during the years ended December 31, 2005, 2004 and 2003.

19.	Commitments and Contingencies

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
      In addition, King Pharmaceuticals Research and Development, Inc. (“King R&D”), successor to Jones Pharma Incorporated (“Jones”) and a wholly owned subsidiary of the Company, is a defendant in approximately 143 multi-defendant lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These suits have been filed in various jurisdictions throughout the United States, and in each of these suits King R&D, as the successor to Jones, is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, its branded phentermine product. The plaintiffs in these cases claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
theories, including but not limited to, product liability, strict liability, negligence, breach of warranty and misrepresentation.
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

Hormone Replacement Therapy
      The Company has been named as a defendant in seventeen lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. These cases have been filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Minnesota, Florida, Maryland and Mississippi. The plaintiffs allege that King and other defendants failed to conduct adequate pre-approval research and post-approval surveillance to establish the safety of the long-term hormone therapy regimen, thus misleading consumers when marketing their products. Plaintiffs’ claims include allegations of negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

Average Wholesale Pricing Litigation
      In August 2004, King and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly owned subsidiary of King, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company also has been named as a defendant along with other pharmaceutical manufacturers in thirty-four other lawsuits containing allegations of fraudulently inflating average wholesale prices. These lawsuits have been filed in federal courts in New York and Massachusetts, and in state courts in New York, Mississippi and Alabama, some of which the Company is seeking to have transferred to the United States District Court for the District of Massachusetts and combined with the existing multi-district litigation.

Settlement of Governmental Pricing Investigation
      On October 31, 2005, the Company entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“HHS/ OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”), and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “State Settlement Agreements”, and together with the Federal Settlement Agreement, the “Settlement Agreements”). The Company has agreed to a settlement with the remaining state on substantially the same terms as the other state settlements, and the Company currently expects to enter into a definitive settlement agreement with that state before the end of the first quarter of 2006. Consummation of the Federal Settlement Agreement and some State Settlement Agreements is or was subject to court approval. On February 24, 2006, the United States District Court for the Eastern District of Pennsylvania (“District Court”) approved the Federal Settlement Agreement. All interested parties, including King, the individual purportedly acting as a “relator” under the False Claims Act and the affected states, have requested that the District Court approve the State Settlement Agreements that require court approval.
      Pursuant to the Settlement Agreements, the Company agreed to pay a total of approximately $124,100 (the “Settlement Amount”) and interest on the Settlement Amount at the rate of 3.75% from July 1, 2005 to the date of consummation of the settlement. The Company has further agreed to pay, subject to certain conditions, (i) legal fees relating to the settlement in the amount of approximately $800, and (ii) approximately $1,000 in settlement costs. The Settlement Amount includes approximately $50,600 for payment to 49 states and the District of Columbia. The Settlement Amount includes approximately $63,700 representing the amount of underpayments to Medicaid and other governmental pricing programs from 1994 to 2002 and approximately $60,400 to cover interest, penalties and other costs.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 2, 2006, the Company paid approximately $126,900, comprising the Settlement Amount and accrued interest under its Settlement Agreements with the United States and the 48 states and the District of Columbia. The Company has agreed to pay approximately $400 to the remaining state. The Company currently expects to make this payment and the other remaining payments by the end of the first quarter of 2006.
      Certain decisions of the District Court relating to the relator’s dispute with certain states over a potential share award remain subject to appeal. Any share award would be paid solely by the government and would not affect the amount the Company is required to pay pursuant to the settlement. Consequently, the Company believes the reversal of any such decision or decisions would not have a material effect on it.
      In addition to the Settlement Agreements, the Company has entered into a five-year corporate integrity agreement with HHS/ OIG (the “Corporate Integrity Agreement”) pursuant to which the Company is required, among other things, to keep in place the Company’s current compliance program, to provide periodic reports to HHS/ OIG and to submit to audits relating to the Company’s Medicaid rebate calculations.
      The Company accrued in prior years a total of $130,400 in respect of its estimated underpayments to Medicaid and other governmental pricing programs and estimated settlement costs with all relevant governmental parties, which sum is classified as restricted cash and an accrued expense in the accompanying balance sheet. This sum is sufficient to cover the full cost of all sums owed the federal and state governments pursuant to the Settlement Agreements, together with related obligations to reimburse the expenses of some of the parties.
      The previously disclosed claim seeking damages from the Company because of alleged retaliatory actions against the relator was dismissed with prejudice on January 31, 2006.
      The Settlement Agreements will not resolve any of the previously disclosed civil suits that are pending against the Company and related individuals and entities discussed in the section “Securities and ERISA Litigation” below.

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
      The Company continues to cooperate with the SEC’s ongoing investigation. Based on all information currently available to it, the Company does not anticipate that the results of the SEC’s ongoing investigation will have a material adverse effect on King, including by virtue of any obligations to indemnify current or former officers and directors.

Securities and ERISA Litigation
      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between the Company and the Benevolent Fund. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of the Company’s securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. The Company removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that King, through some of its executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning its business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of King’s November 2001 public offering as defendants. The Company and other defendants filed motions to dismiss the consolidated amended complaint.
      On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, the Company and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery in this action has commenced. The Court has set a trial date of April 10, 2007.
      The Company has estimated a probable loss contingency for the class action lawsuit described above. The Company believes this loss contingency will be paid on behalf of the Company by its insurance carriers. Accordingly, as of December 31, 2005, the Company has recorded a liability and a receivable for this amount, classified in accrued expenses and prepaid and other current assets, respectively in the accompanying consolidated financial statements.
      Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 3, 2003, plaintiffs filed a consolidated amended complaint. On November 17, 2003, defendants filed a motion to dismiss or stay the consolidated amended complaint. The court denied the motion to dismiss, but granted a stay of proceedings. On October 11, 2004, the court lifted the stay to permit plaintiffs to file a further amended complaint adding class action claims related to the Company’s then-anticipated merger with Mylan Laboratories, Inc. On October 26, 2004, defendants filed a partial answer to the further amended complaint, and moved to dismiss the newly-added claims. Following the termination of the Mylan merger agreement, plaintiffs voluntarily dismissed these claims. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.
      Beginning in March 2003, three purported shareholder derivative complaints were likewise filed in Tennessee federal court, asserting claims similar to those alleged in the state derivative litigation. These cases have been consolidated, and on December 2, 2003 plaintiffs filed a consolidated amended complaint. On March 9, 2004, the court entered an order indefinitely staying these cases in favor of the state derivative action.
      In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to the Company’s then-anticipated merger with Mylan Laboratories. Defendants filed a

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
motion to dismiss the case on November 30, 2004, which remains pending. The Company believes that the claims in this case are moot following termination of the Mylan merger agreement.
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
      The Company is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If the Company were not to prevail in the pending litigation, or if any governmental sanctions are imposed in excess of those described above, neither of which it can predict or reasonably estimate at this time, its business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations and defending the Company in the pending litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

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
      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the “ ’258 patent”) and 5,061,722 (the “ ’722 patent”), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the “ ’856 patent”), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ’722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. On February 27, 2006, the Company, Aventis and Cobalt agreed that, subject to certain conditions, within 38 days, all parties will submit a joint stipulation dismissing without prejudice the litigation before the U.S. District Court of Massachusetts.
      Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, the Company filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. Trial is currently scheduled to begin in that action on June 6, 2006.
      The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2005, the Company had net intangible assets related to Altace® of $239,502. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the intangible assets associated with this product.
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ’128 patent) and 6,683,102 (the ’102 patent), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 and ’102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months from no earlier than November 18, 2002 and November 3, 2004, respectively. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.
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
      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2005, the Company had net intangible assets related to Skelaxin® of $170,384. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.
      The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin in the event the Company faces generic competition for Skelaxin. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.
      Barr Laboratories Inc. (“Barr”) filed an ANDA, which included a Paragraph IV certification, with the FDA seeking permission to market a generic version of Prefest®. United States Patent No. 5,108,995 (the “ ’995 patent”), a utility patent with method of treatment claims relating to Prefest®, and United States Patent No. 5,382,573 (the “ ’573 patent”), a utility patent with pharmaceutical preparation claims relating to Prefest®, were issued on April 28, 1992, and January 17, 1995, respectively. The ’995 patent and the ’573 patent are both listed in the FDA’s Orange Book. The ’995 patent does not expire until April 28, 2009, and the ’573 patent does not expire until January 17, 2012. On October 15, 2003, the Company received notice of Barr’s Paragraph IV certification, which alleges noninfringement and invalidity of the ’995 patent and the “573 patent. On November 26, 2003, the Company filed a Complaint against Barr in the Southern District of New York for infringement of the ’995 and ’573 patents. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Barr’s ANDA for 30 months from no earlier than October 15, 2003. Subsequently, Barr purchased the rights to Prefest® from the Company, and the lawsuit was dismissed on January 11, 2005 as a result of the transaction.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “ ’877 patent”) is assigned to King and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. King and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce their rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months from no earlier than April 16, 2005. The Company intends to vigorously enforce its rights under the ’877 patent. If a generic version of Adenoscan® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “ ’538 patent”) listed in the Orange Book which expires in June 2008. King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months from no earlier than June 21, 2005. The Company intends to vigorously enforce its rights under the ’538 patent. As of December 31, 2005, the Company had net intangible assets related to Sonata® of $12,883. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
      In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.

Other Commitments and Contingencies
      The following summarizes the Company’s unconditional purchase obligations at December 31, 2005:

2006	$151,495
2007	107,772
2008	96,979
2009	112
2010	113
Thereafter	21

Total	$356,492

      The unconditional purchase obligations of the Company are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to the Company’s branded pharmaceutical products.
      The Company has a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement is reflected in the unconditional purchase obligations above. This supply agreement requires the Company to purchase certain minimum levels of ramipril as long as the Company maintains market exclusivity on Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. If sales of Altace® do not increase, if the Company is unable to maintain market exclusivity for Altace® in accordance with current expectations, if the Company’s product life cycle management is not successful, or if the supply agreement or the annual minimum purchase requirements do not terminate at an optimal time, the Company may incur losses in connection with the purchase commitments under the supply agreement. In the event the Company incurs losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon the Company’s results of operations and cash flows.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company had a supply agreement with Eli Lilly to produce Lorabid® which required the Company to purchase certain minimum levels of inventory of Lorabid® through September 1, 2005. Based on changes in estimated prescription trends, the Company anticipated the minimum purchase commitments under the supply agreement would be greater than that which the Company would be able to sell to its customers. As a result, the Company recorded income of $482 during 2005 and charges of $4,483 and $29,959 during 2004 and 2003, respectively, related to the liability associated with the amount of its purchase commitments in excess of expected demand.
      The Company orders metaxalone, the active ingredient in Skelaxin®, from two suppliers. If sales of Skelaxin® are not consistent with current forecasts, the Company could incur losses in connection with purchase commitments of metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

20.	Segment Information
      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products that are separately categorized into four therapeutic areas, including cardiovascular/metabolic, neuroscience, hospital/acute care, and other. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian develops, manufactures, and sells pharmaceutical products that are administered with an auto-injector to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product line marketed by Dey, L.P., an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.
      The Company primarily evaluates its segments based on gross profit. Reportable segments were separately identified based on revenues, segment profit (excluding depreciation) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceuticals segment. The Company’s revenues are substantially all derived from activities within the United States and Puerto Rico. The Company’s assets are substantially all located within the United States and Puerto Rico.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents selected information for the Company’s reportable segments for the periods indicated:

	For the Years Ended December 31,

	2005	2004	2003

Total revenues:
Branded pharmaceuticals	$1,542,124	$1,076,517	$1,272,350
Meridian Medical Technologies	129,261	123,329	124,157
Royalties	78,128	78,474	68,365
Contract manufacturing(1)	601,404	505,537	278,836
All other	1,201	(1)	628
Eliminations(1)	(579,237)	(479,492)	(251,547)

Consolidated total revenues	$1,772,881	$1,304,364	$1,492,789

Segment profit:
Branded pharmaceuticals	$1,319,200	$824,949	$991,770
Meridian Medical Technologies	66,303	64,033	57,954
Royalties	69,125	67,596	57,122
Contract manufacturing	(4,888)	(5,162)	85
All other	156	10	17
Other operating costs and expenses	(1,269,817)	(992,690)	(954,996)
Other income (expense)	(1,964)	(16,770)	11,375

Income (loss) from continuing operations before tax	$178,115	$(58,034)	$163,327

	As of December 31,

	2005	2004

Total assets:
Branded pharmaceuticals	$2,654,782	$2,602,768
Meridian Medical Technologies	261,956	275,850
Royalties	20,444	22,430
Contract manufacturing	26,840	23,108
All other	1,220	—

Consolidated total assets	$2,965,242	$2,924,156

(1)	Contract manufacturing revenues include $579,237, $479,492 and $251,547 of intercompany sales for the years ended December 31, 2005, 2004 and 2003, respectively.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following represents branded pharmaceutical revenues by therapeutic area:

	For the Years Ended December 31,

	2005	2004	2003

Total revenues:
Cardiovascular/metabolic	$749,352	$494,785	$730,616
Neuroscience	427,767	298,928	246,814
Hospital/acute care	314,192	246,822	255,732
Other	50,813	35,982	39,188

Consolidated branded pharmaceutical revenues	$1,542,124	$1,076,517	$1,272,350

      Capital expenditures of $53,290, $55,141 and $51,201 for the years ended December 31, 2005, 2004 and 2003, respectively, are substantially related to the branded pharmaceuticals and contract manufacturing segments.

21.	Related Party Transactions
      The Company donated inventory with a carrying value of $16,322 in 2003 and $1,452 in 2004 to the Benevolent Fund. The Benevolent Fund is a nonprofit corporation organized under the laws of the Commonwealth of Virginia and is exempt from taxation under Section 501(c)(3) of the Internal Revenue Code. The Benevolent Fund obtains pharmaceutical products either as gifts-in-kind from manufacturers or by purchase from third-party distributors or wholesalers. The Benevolent Fund donates the pharmaceutical products purchased or received as gifts-in-kind to medical missions in the United States and in foreign countries to advance its humanitarian aid efforts. Jefferson J. Gregory served as the Company’s Chief Executive Officer and Chairman of the Board until May 14, 2004. John M. Gregory and Mary Ann Blessing, brother and sister of Jefferson J. Gregory, serve as President of the Board of Directors of the Benevolent Fund and Treasurer of the Board of Directors of the Benevolent Fund, respectively.
      On December 26, 2002, the Company sold $4,701 of Cortisporin®, Silvadene® and Tigan® to a third-party wholesaler, which in turn resold those products to the Benevolent Fund in January 2003. The Company recognized revenue associated with this transaction as the Benevolent Fund distributed the products to the beneficiaries of the Benevolent Fund’s charitable donations. During 2003, the Company recognized $4,270 of the deferred revenue. The remainder was recognized in 2004.
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

Preferred Shares
      The Company is authorized to issue 15 million shares of “blank-check” preferred stock, the terms and conditions of which will be determined by the Board of Directors. As of December 31, 2005 and 2004, there were no shares issued or outstanding.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income
      Accumulated other comprehensive income consists of the following components:

	2005	2004

Net unrealized gains on marketable securities, net of tax	$4,629	$587
Foreign currency translation, net of tax	358	436

	$4,987	$1,023

Incentive Option Plans
      The Company has various incentive stock plans for executives and employees. In connection with the plans, options to purchase common stock are granted at option prices not less than the fair market values of the common stock at the time the options are granted and either vest immediately or ratably over a designated period. Restricted stock grants generally vest at the end of a three year period, but may vest over other designated periods as determined by the Company. As of December 31, 2005, 34,274,018 shares of common stock are available for future grant. The Company granted 690,692 shares of restricted stock during 2005 with a weighted average grant date fair value of $15.55. During 2005, the Company recognized expense of $1,978 related to restricted stock.
      A total of 7,073,966, 5,979,551 and 3,849,864 options to purchase common stock were outstanding under these plans as of December 31, 2005, 2004 and 2003, respectively, of which 3,242,563, 2,607,131 and 3,561,167, respectively, were exercisable.
      Certain of the incentive stock plans allow for employee payment of option exercise prices in the form of either cash or previously held common stock of the Company. Shares tendered in payment of the option exercise price must be owned by the employee making the tender, for either six months or one year depending on how the shares were acquired, prior to the date of tender.
      A summary of the status of the Company’s plans as of December 31, 2005 and changes during the years ended December 31, 2005, 2004 and 2003 are presented in the table below:

	2005	2004	2003

Outstanding options, January 1	5,979,551	3,849,864	4,908,317
Exercised	(79,630)	(530,720)	(578,245)
Granted	2,039,400	3,883,417	101,000
Cancelled	(865,355)	(1,223,010)	(581,208)

Outstanding options, December 31	7,073,966	5,979,551	3,849,864

Weighted average price of options outstanding, January 1	$20.28	$22.48	$21.27

Weighted average price of options exercised	$9.21	$6.55	$7.31

Weighted average price of options granted	$14.99	$16.83	$13.95

Weighted average price of options cancelled	$20.68	$22.19	$25.90

Weighted average price of options outstanding, December 31	$18.83	$20.28	$22.48

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Options outstanding at December 31, 2005 have exercise prices between $4.67 and $40.98, with a weighted average exercise price of $22.35 and a remaining contractual life of approximately 7.65 years.

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
Range of Exercise		Price per	Contractual
Prices per Share	Shares	Share	Life in Years

Outstanding:
$ 4.67-$10.50	363,961	$7.68	5.38
$10.51-$15.75	2,335,463	14.62	9.43
$15.76-$23.64	3,404,729	18.24	7.32
$24.50-$36.75	527,830	32.20	5.0
$36.76-$40.98	441,983	38.94	5.81

$ 4.67-$40.98	7,073,966	$18.83

		Weighted
Range of Exercise		Average Exercise
Prices per Share	Shares	Price per Share

Exercisable:
$ 4.67-$10.50	230,461	$7.14
$10.51-$15.75	287,463	12.42
$15.76-$23.64	1,754,826	18.84
$24.50-$36.75	527,830	32.20
$36.76-$40.98	441,983	38.94

$ 4.67-$40.98	3,242,563	$22.35

      During 2005, 2004 and 2003, the Company granted 70,000, 81,698 and 70,000 options, respectively, of common stock to its non-employee directors under the 1998 King Pharmaceuticals, Inc. Non-Employee Director Stock Option Plan (“1998 Stock Option Plan”) at an exercise price equal to market value at the date of grant. The options vested after one year of service for the 2005, 2004 and 2003 grants. Options totaling 331,830 issued under the 1998 Stock Option Plan were outstanding at December 31, 2005 of which 261,830 were fully vested. Options under the 1998 Stock Option Plan expire 10 years from the date of grant. These options are included in amounts reflected in the above tables.

23.	Income per Common Share
      The basic and diluted income per common share was determined based on the following share data:

	2005	2004	2003

Basic income per common share:
Weighted average common shares	241,751,128	241,475,058	240,989,093

Diluted income per common share:
Weighted average common shares	241,751,128	241,475,058	240,989,093
Effect of dilutive share based awards	152,252	—	537,540
Convertible debentures	—	—	—

Weighted average common shares	241,903,380	241,475,058	241,526,633

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For the year ended December 31, 2004, options to purchase 444,990 shares of common stock were not included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive and would have reduced the loss per share. In addition, the weighted average stock options that were anti-dilutive at December 31, 2005, 2004 and 2003 were 5,469,722, 5,895,970 and 3,034,318 shares, respectively. The convertible debentures could also be converted into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture (Note 14). Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share.

24.	Recently Issued Accounting Standards
      In December 2004, the FASB issued SFAS No. 123(R), “Share-based Payment” that requires the Company to expense costs related to share-based payment transactions with employees. The SEC has issued an Amendment to Rule 4-01(a) of Regulation S-X, changing the compliance date for SFAS 123(R) to the first annual reporting period beginning on or after June 15, 2005. SFAS No. 123(R) becomes mandatorily effective on January 1, 2006. Accordingly, the Company will adopt SFAS 123(R) in the first quarter of 2006. See Note 2 for the pro-forma effect on net income and earnings per share of applying SFAS 123.
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

25.	Restructuring Activities and Executive Retirements
      During 2005, the Company made the decision to reduce its work force in order to improve efficiencies in operations. Accordingly, the Company incurred a charge of $2,267 during the year ended December 31, 2005. The Company had $1,509 accrued relating to these activities as of December 31, 2005.
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

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement			December 31,
	2004	Impact	Payments	Non-Cash	2005

Employee separation payments	$—	$2,267	$758	$—	$1,509
Employee relocation	—	322	322	—	—
Facility demolition costs	924	(924)	—	—	—
Termination of lease	—	1,733	1,733	—	—
Other	—	782	282	500	—

	$924	$4,180	$3,095	$500	$1,509

      The restructuring charges in 2005 of $1,590, $2,516, and $74 relate to the branded pharmaceutical segment, the Meridian Medical Technologies segment, and the contract manufacturing segment,

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. The accrued employee separation payments as of December 31, 2005 are expected to be paid during 2006.

26.	Quarterly Financial Information (unaudited)
      The following table sets forth summary financial information for the years ended December 31, 2005 and 2004:

2005 By Quarter	First	Second	Third	Fourth

Total revenues	$368,625	$462,939	$518,032	$423,285
Operating income (loss)	111,553	28,835	187,347	(147,656)
Net income (loss)	70,055	20,497	121,857	(94,576)
Basic income (loss) per common share(1)	$0.29	$0.08	$0.50	$(0.39)
Diluted income (loss) per common share(1)	$0.29	$0.08	$0.50	$(0.39)

2004 By Quarter	First	Second	Third	Fourth

Total revenues	$291,450	$275,611	$394,684	$342,619
Operating income (loss)	7,344	(59,842)	(11,653)	22,888
Net (loss) income	(104,076)	(62,924)	(8,014)	14,727
Basic (loss) income per common share(1)	$(0.43)	$(0.26)	$(0.03)	$0.06
Diluted (loss) income per common share(1)	$(0.43)	$(0.26)	$(0.03)	$0.06

(1)	Quarterly amounts may not total to annual amounts due to the effect of rounding on a quarterly basis.

27.	Discontinued Operations
      Research, referred to as the Women’s Health Initiative, was conducted by the National Institutes of Health. Data from the trial released in July 2002 indicated that an increase in certain health risks may result from the long-term use of a competitor’s combination hormone replacement therapy for women. News of this data and the perception it has created have negatively affected the entire combination hormone therapy and the oral estrogen therapy markets including certain of the Company’s products. Prescriptions for some of the Company’s other women’s health products have also continued to decline over the past few years primarily due to the availability of generics. On March 30, 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products. On November 22, 2004 the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000.
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
      In 2004, the Company had reported the cash flows from operating, investing and financing activities related to discontinued operations on a combined basis for the years ended December 31, 2004 and 2003. We have revised the presentation in the 2004 and 2003 statement of cash flows to separately disclose the

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
operating and investing activities attributable to our discontinued operations and to reconcile net income to net cash provided by operating activities of continuing operations. Previously, we reconciled income from continuing operations to net cash provided by operating activities of continuing operations. There were no financing activities attributable to our discontinued operations.
      Summarized financial information for the discontinued operations are as follows:

	2005	2004	2003

Total revenues	$1,856	$13,182	$13,112
Operating income (loss), including expected loss on disposal	1,876	(172,750)	(8,771)
Net income (loss)	1,203	(109,666)	(5,489)

28.	Mylan Merger
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

29.	Subsequent Event
      In February, the Company entered into a collaboration with Arrow International Limited and certain of its affiliates (collectively, “Arrow”) to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted King rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Under certain conditions, Arrow will be responsible for the manufacture and supply of new formulations of ramipril for King. Additionally, the Company has granted Cobalt Pharmaceuticals, Inc. a non-exclusive right to enter into the U.S. ramipril market with a generic of the currently marketed Altace® product, formulation of ramipril, which would be supplied by King. Cobalt is an affiliate of Arrow, but is not a party to the collaboration.
      Pursuant to the agreements, King made an upfront payment to Arrow of $35,000. Arrow will also receive payments from King of $50,000 based on the timing of certain events and could receive an additional $25,000 based on the occurrence of certain conditions. Additionally, Arrow will earn fees for the manufacture and supply of new formulations of ramipril.
      On February 27, 2006, the Company, Aventis Deutschland GmbH and Cobalt Pharmaceuticals, Inc. agreed that, subject to certain conditions, within 38 days, all parties will submit a joint stipulation dismissing without prejudice the litigation filed before the U.S. District Court of Massachusetts against Cobalt to enforce U.S. Patent Nos. 5,061,722 and 5,403,856, with respect to Altace® pursuant to the Hatch-Waxman Act.

30.	Guarantor Financial Statements
      Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the $345,000, 2 3/4% Convertible Debentures due 2021 and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2005

		Guarantor	Non Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$26,802	$1,071	$2,141	$—	$30,014
Investments in debt securities	494,663	—	—	—	494,663
Restricted cash	130,400	—	—	—	130,400
Marketable securities	—	—	—	—	—
Accounts receivable, net	1,221	221,854	506	—	223,581
Inventories	195,421	31,877	765	—	228,063
Deferred income tax assets	21,524	60,253	—	—	81,777
Prepaid expenses and other current assets	50,724	8,566	1	—	59,291

Total current assets	920,755	323,621	3,413	—	1,247,789
Property, plant, and equipment, net	108,712	193,762	—	—	302,474
Goodwill	—	121,152	—	—	121,152
Intangible assets, net	44	963,944	3,206	—	967,194
Marketable securities	18,502	—	—	—	18,502
Other assets	30,225	46,874	—	—	77,099
Deferred income tax assets	(9,483)	239,452	1,063	—	231,032
Investment in subsidiaries	2,299,835	—	—	(2,299,835)	—

Total assets	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,700	$23,762	$77	$—	$84,539
Accrued expenses	151,125	368,491	4	—	519,620
Income taxes payable	24,123	(1,701)	(121)	—	22,301
Current portion of long-term debt	345,000	—	—	—	345,000

Total current liabilities	580,948	390,552	(40)	—	971,460
Long-term debt	—	—	—	—	—
Other liabilities	17,371	2,989	—	—	20,360
Intercompany payable (receivable)	796,849	(808,256)	11,407	—	—

Total liabilities	1,395,168	(414,715)	11,367	—	991,820

Shareholders’ equity	1,973,422	2,303,520	(3,685)	(2,299,835)	1,973,422

Total liabilities and shareholders’ equity	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31, 2004

		Guarantor	Non Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$164,451	$27,035	$1,170	$—	$192,656
Investments in debt securities	149,430	—	—	—	149,430
Restricted cash	66,543	31,187	—	—	97,730
Marketable securities	16,498	—	—	—	16,498
Accounts receivable, net	3,344	174,797	2,822	—	180,963
Inventories	237,448	36,743	221	—	274,412
Deferred income tax assets	32,809	121,170	—	—	153,979
Prepaid expenses and other current assets	22,846	38,481	68	—	61,395

Total current assets	693,369	429,413	4,281	—	1,127,063
Property, plant, and equipment, net	112,416	168,313	2	—	280,731
Goodwill	—	121,152	—	—	121,152
Intangible assets, net	194	1,275,474	10,293	—	1,285,961
Marketable securities	—	—	—	—	—
Other assets	16,078	240	—	—	16,318
Deferred income tax assets	14,197	78,734	—	—	92,931
Investment in subsidiaries	2,186,234	—	—	(2,186,234)	—

Total assets	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,427	$31,339	$154	$—	$92,920
Accrued expenses	125,095	470,899	16	—	596,010
Income taxes payable	—	—	—	—	—
Current portion of long-term debt	—	—	—	—	—

Total current liabilities	186,522	502,238	170	—	688,930
Long-term debt	345,000	—	—	—	345,000
Other liabilities	29,417	12,019	—	—	41,436
Intercompany payable (receivable)	612,759	(620,511)	7,752	—	—

Total liabilities	1,173,698	(106,254)	7,922	—	1,075,366

Shareholders’ equity	1,848,790	2,179,580	6,654	(2,186,234)	1,848,790

Total liabilities and shareholders’ equity	$3,022,488	$2,073,326	$14,576	$(2,186,234)	$2,924,156

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS

	Twelve Months Ended 12/31/2005

			Non
		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$491,613	$1,691,216	1,049	$(489,125)	$1,694,753
Royalty revenue	—	78,128	—	—	78,128

Total revenues	491,613	1,769,344	1,049	(489,125)	1,772,881

Operating costs and expenses:
Cost of revenues	152,011	659,552	547	(489,125)	322,985
Selling, general and administrative	218,455	416,328	1,700	—	636,483
Research and development	35,646	227,080	—	—	262,726
Depreciation and amortization	15,754	130,620	675	—	147,049
Intangible asset impairment	—	212,747	8,307	—	221,054
Restructuring charges	1,730	2,450	—	—	4,180
Gain on sale of intangible assets	(64)	(1,611)	—	—	(1,675)

Total operating costs and expenses	423,532	1,647,166	11,229	(489,125)	1,592,802

Operating income	68,081	122,178	(10,180)	—	180,079
Other income (expense):
Interest income	17,659	516	—	—	18,175
Interest expense	(11,865)	(66)	—	—	(11,931)
Valuation (charge) benefit — convertible notes receivable	—	—	—	—	—
Loss on investment	(6,182)	—	—	—	(6,182)
Other, net	(579)	(1,016)	(431)	—	(2,026)
Equity in earnings (loss) of subsidiaries	113,679	—	—	(113,679)	—
Intercompany interest (expense) income	(57,355)	58,088	(733)	—	—

Total other income (expenses)	55,357	57,522	(1,164)	(113,679)	(1,964)

Income (loss) from continuing operations before income taxes	123,438	179,700	(11,344)	(113,679)	178,115

Income tax expense (benefit)	5,616	56,874	(1,005)	—	61,485

Income (loss) from continuing operations	117,822	122,826	(10,339)	(113,679)	116,630
Discontinued operations:
Income (loss) from discontinued operations	18	1,858	—	—	1,876
Income tax expense (benefit)	7	666	—	—	673

Total income (loss) from discontinued operations	11	1,192	—	—	1,203

Net income (loss)	$117,833	$124,018	$(10,339)	$(113,679)	$117,833

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Twelve Months Ended 12/31/2004

			Non
		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$374,833	$1,222,515	$2,030	$(373,488)	$1,225,890
Royalty revenue	—	78,474	—	—	78,474

Total revenues	374,833	1,300,989	2,030	(373,488)	1,304,364

Operating costs and expenses:
Cost of revenues	135,430	590,388	608	(373,488)	352,938
Selling, general and administrative	264,024	330,434	983	—	595,441
Research and development	509	83,730	—	—	84,239
Depreciation and amortization	16,925	144,722	468	—	162,115
Intangible asset impairment	4,399	145,193	—	—	149,592
Restructuring charges	7,646	3,181	—	—	10,827
Gain on sale of intangible assets	(4,022)	(5,502)	—	—	(9,524)

Total operating costs and expenses	424,911	1,292,146	2,059	(373,488)	1,345,628

Operating income	(50,078)	8,843	(29)	—	(41,264)
Other income (expense):
Interest income	5,101	873	—	—	5,974
Interest expense	(12,492)	(96)	—	—	(12,588)
Valuation (charge) benefit — convertible notes receivable	(2,887)	—	—	—	(2,887)
Loss on investment	(6,520)	—	—	—	(6,520)
Other, net	(820)	(82)	153	—	(749)
Equity in earnings (loss) of subsidiaries	(84,284)	—	—	84,284	—
Intercompany interest (expense) income	(33,648)	33,937	(289)	—	—

Total other income (expenses)	(135,550)	34,632	(136)	84,284	(16,770)

Income (loss) from continuing operations before income taxes	(185,628)	43,475	(165)	84,284	(58,034)

Income tax expense (benefit)	(25,315)	18,026	(123)	—	(7,412)

Income (loss) from continuing operations	(160,313)	25,449	(42)	84,284	(50,622)
Discontinued operations:
Income (loss) from discontinued operations	40	(172,790)	—	—	(172,750)
Income tax expense (benefit)	15	(63,099)	—	—	(63,084)

Total income (loss) from discontinued operations	25	(109,691)	—	—	(109,666)

Net income (loss)	$(160,288)	$(84,242)	$(42)	$84,284	$(160,288)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Twelve Months Ended 12/31/2003

			Non
		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$329,974	$1,420,875	$3,056	$(329,481)	$1,424,424
Royalty revenue	—	68,365	—	—	68,365

Total revenues	329,974	1,489,240	3,056	(329,481)	1,492,789

Operating costs and expenses:
Cost of revenues	145,930	568,510	882	(329,481)	385,841
Selling, general and administrative	64,489	425,987	106	—	490,582
Research and development	900	237,178	—	—	238,078
Depreciation and amortization	8,013	105,308	424	—	113,745
Intangible asset impairment	7,425	117,191	—	—	124,616
Restructuring charges	—	—	—	—	—
Gain on sale of intangible assets	—	(12,025)	—	—	(12,025)

Total operating costs and expenses	226,757	1,442,149	1,412	(329,481)	1,340,837

Operating income	103,217	47,091	1,644	—	151,952
Other income (expense):
Interest income	5,960	889	—	—	6,849
Interest expense	(13,391)	(5)	—	—	(13,396)
Valuation (charge) benefit — convertible notes receivable	18,551	—	—	—	18,551
Loss on investment	—	—	—	—	—
Other, net	(650)	(149)	170	—	(629)
Equity in earnings (loss) of subsidiaries	46,830	—	—	(46,830)	—
Intercompany interest (expense) income	(9,567)	9,567	—	—	—

Total other income (expenses)	47,733	10,302	170	(46,830)	11,375

Income (loss) from continuing operations before income taxes	150,950	57,393	1,814	(46,830)	163,327

Income tax expense (benefit)	58,996	6,253	635	—	65,884

Income (loss) from continuing operations	91,954	51,140	1,179	(46,830)	97,443
Discontinued operations:
Income (loss) from discontinued operations	—	(8,771)	—	—	(8,771)
Income tax expense (benefit)	—	(3,282)	—	—	(3,282)

Total income (loss) from discontinued operations	—	(5,489)	—	—	(5,489)

Net income (loss)	$91,954	$45,651	$1,179	$(46,830)	$91,954

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONSOLIDATING STATEMENTS OF CASH FLOWS

	December 31, 2005					December 31, 2004					December 31, 2003

			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities of continuing operations:
Net income (loss)	$117,833	$124,018	$(10,339)	$(113,679)	$117,833	$(160,288)	$(84,242)	$(42)	$84,284	$(160,288)	$91,954	$45,651	1,179	$(46,830)	$91,954
(Income) loss from discontinued operations	(11)	(1,192)	—	—	(1,203)	(25)	109,691	—	—	109,666	—	5,489	—	—	5,489
Equity in earnings of subsidiaries	(113,679)	—	—	113,679	—	84,284	—	—	(84,284)	—	(46,830)	—	—	46,830	—
Adjustments to reconcile net income to net cash provided by
Operating activities:
Depreciation and amortization	15,754	130,620	675	—	147,049	16,924	144,724	467	—	162,115	8,914	104,408	423	—	113,745
Amortization of deferred financing costs	3,096	—	—	—	3,096	3,145	—	—	—	3,145	3,160	—	—	—	3,160
Deferred income taxes	32,817	(99,801)	(1,063)	—	(68,047)	(16,050)	(1,033)	—	—	(17,083)	13,700	(153,298)	—	—	(139,598)
Valuation charge on convertible notes receivable	—	—	—	—	—	2,887	—	—	—	2,887	(18,151)	—	—	—	(18,151)
Impairment of intangible assets	—	212,747	8,307	—	221,054	4,400	145,192	—	—	149,592	7,425	117,191	—	—	124,616
In-process research and development charges	35,000	153,711	—	—	188,711	17,145	(845)	—	—	16,300	—	194,000	—	—	194,000
Gain on sale of products	(64)	(1,611)	—	—	(1,675)	(4,879)	(4,645)	—	—	(9,524)	(805)	(11,220)	—	—	(12,025)
Loss on investment	6,182	—	—	—	6,182	6,520	—	—	—	6,520	—	—	—	—	—
Other non-cash items, net	19	(544)	1,316	—	791	498	8,986	—	—	9,484	47	6,943	—	—	6,990
Stock based compensation	1,616	362	—	—	1,978	—	—	—	—	—	—	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	2,124	(46,532)	1,001	—	(43,407)	1,185	58,301	(1,508)	—	57,978	12,823	(86,861)	(1,314)	(8,834)	(84,186)
Inventories	42,026	4,866	(543)	—	46,349	(14,325)	(910)	30	—	(15,205)	(84,826)	31,560	411	—	(52,855)
Prepaid expenses and other current assets	(30,933)	(16,624)	13	—	(47,544)	(20,729)	4,636	(68)	—	(16,161)	1,189	26,118	—	—	27,307
Other assets	(4,339)	(132)	—	—	(4,471)	(3,243)	(240)	—	—	(3,483)	(2,970)	(8)	—	—	(2,978)
Accounts payable	(897)	(6,739)	(77)	—	(7,713)	8,555	507	135	—	9,197	(12,085)	37,190	19	8,834	33,958
Accrued expenses and other liabilities	23,157	(75,688)	(13)	—	(52,544)	52,522	(8,972)	16	—	43,566	11,853	80,945	—	—	92,798
Deferred revenue	(9,092)	—	—	—	(9,092)	(9,091)	—	—	—	(9,091)	(9,092)	—	—	—	(9,092)
Income taxes	27,172	(4,944)	(67)	—	22,161	(78,323)	55	(440)		(78,708)	97,062	(36,948)	440	—	60,554

Net cash provided by (used in) operating activities of continuing operations	147,781	372,517	(790)	—	519,508	(108,888)	371,205	(1,410)	—	260,907	73,368	361,160	1,158	—	435,686

Cash flows from investing activities of continuing operations (2004 and 2003 revised — See Note 4):
Purchase of investments in debt securities	(3,744,660)	—	—	—	(3,744,660)	(1,687,684)	—	—	—	(1,687,684)	(5,553,611)	—	—	—	(5,553,611)
Proceeds from maturity and sale of investments in debt securities	3,399,427	—	—	—	3,399,427	1,641,179	—	—	—	1,641,179	5,969,186	—	—	—	5,969,186
Transfer (to)/from restricted cash	(75,211)	1,582	—	—	(73,629)	(1,459)	(872)	—	—	(2,331)	(67,743)	—	—	—	(67,743)
Purchases of property, plant and equipment	(11,749)	(41,541)	—	—	(53,290)	(12,034)	(43,105)	(2)	—	(55,141)	(7,874)	(43,327)	—	—	(51,201)
Acquisition of primary care business of Elan	—	—	—	—	—	—	(36,000)	—	—	(36,000)	—	(761,745)	—	—	(761,745)
Acquisition of Meridian	—	—	—	—	—	—	—	—	—	—	(253,908)	15,410	—	—	(238,498)
Palatin collaboration agreement	(10,000)	—	—	—	(10,000)	(20,000)	—	—	—	(20,000)	—	—	—	—	—
Purchases of intangible assets	—	(16,705)	(1,895)	—	(18,600)	—	(18,942)	(3,258)	—	(22,200)	(2,000)	(10,300)	—	—	(12,300)
Proceeds from sale of marketable securities	6,453	—	—	—	6,453	—	—	—	—	—	253,097	—	—	—	253,097
Purchases of investment securities	—	—	—	—	—	—	—	—	—	—	(25,903)	—	—	—	(25,903)
Pain Therapeutic collaboration agreement		(153,711)			(153,711)	—	—	—	—	—	—	—	—	—	—
Mutual cross- license agreement	(35,000)				(35,000)	—	—	—	—	—	—	—	—	—	—
Proceeds from loan receivable	—	—	—	—	—	—	—	—	—	—	—	13,320	—	—	13,320
Proceeds from sale of intangible assets	—	—	—	—	—	27,715	(257)	—	—	27,458	14,460	1,199	—	—	15,659
Other investing activities	1	2	—	—	3	668	(20)	—	—	648	46	249	—	—	295

Net cash used in investing activities of continuing operations	(470,739)	(210,373)	(1,895)	—	(683,007)	(51,615)	(99,196)	(3,260)	—	(154,071)	325,750	(785,194)	—	—	(459,444)

Cash flows from financing activities of continuing operations:
Proceeds from revolving credit facility	—	—	—	—	—	—	—	—	—	—	125,000	—	—	—	125,000
Payments on revolving credit facility	—	—	—	—	—	—	—	—	—	—	(125,000)	—	—	—	(125,000)
Proceeds from issuance of common shares and exercise of stock options, net	857	—	—	—	857	4,677	—	—	—	4,677	4,053	—	—	—	4,053
Payments on other long-term debt	—	—	—	—	—	(97)	—		—	(97)	(1,296)	—	—	—	(1,296)
Debt issuance costs	—	—	—	—	—	—	—	—	—	—	(214)	—	—	—	(214)
Intercompany	184,452	(188,108)	3,656	—	—	250,935	(254,980)	4,045	—	—	(432,854)	432,217	637	—	—

Net cash provided by financing activities of continuing operations	185,309	(188,108)	3,656	—	857	255,515	(254,980)	4,045		4,580	(430,311)	432,217	637	—	2,543

Cash flows from discontinued operations (Revised — See Note 27):
Net cash (used in) provided by operating activities of discontinued operations	—	—	—	—	—	3,820	6,365	—	—	10,185	—	1,618	—	—	1,618
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—	27,927	—	—	—	27,927	(7,000)	—	—	—	(7,000)

(Decrease) increase in cash and cash equivalents	(137,649)	(25,964)	971	—	(162,642)	126,759	23,394	(625)	—	149,528	(38,193)	9,801	1,795	—	(26,597)
Cash and cash equivalents, beginning of year (Revised — See Note 4)	164,451	27,035	1,170	—	192,656	37,692	3,641	1,795	—	43,128	75,885	(6,160)	—	—	69,725

Cash and cash equivalents, end of year (Revised — See Note 4)	$26,802	$1,071	$2,141	—	$30,014	$164,451	$27,035	$1,170	$—	$192,656	$37,692	$3,641	1,795	$—	$43,128

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison

Brian A. Markison
President and Chief Executive Officer
March 3, 2006
      In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Ted G. Wood Ted G. Wood	Non-Executive Chairman of the Board	March 3, 2006

/s/ Brian A. Markison Brian A. Markison	President, Chief Executive Officer and Director	March 3, 2006

/s/ Joseph Squicciarino Joseph Squicciarino	Chief Financial Officer (principal financial and accounting officer)	March 3, 2006

/s/ Earnest W. Deavenport, Jr. Earnest W. Deavenport, Jr.	Director	March 3, 2006

/s/ Elizabeth M. Greetham Elizabeth M. Greetham	Director	March 3, 2006

/s/ Gregory D. Jordan Gregory D. Jordan	Director	March 3, 2006

/s/ R. Charles Moyer R. Charles Moyer	Director	March 3, 2006

/s/ Philip M. Pfeffer Philip M. Pfeffer	Director	March 3, 2006

/s/ D. Greg Rooker D. Greg Rooker	Director	March 3, 2006

II-1

KING PHARMACEUTICALS, INC.
Schedule II. Valuation and Qualifying Accounts
(In thousands)

Column A	Column B	Column C Additions		Column D	Column E

			Charged
	Balances at	Charged to	(Credited)		Balance at
	Beginning of	Cost and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet
Year ended December 31, 2005	$15,348	$939	$—	$4,007	$12,280
Year ended December 31, 2004	11,055	7,476		3,183	15,348
Year ended December 31, 2003	7,513	4,176	1,063	1,697	11,055
Valuation allowance for deferred tax assets, deducted from deferred income tax assets in the balance sheet
Year ended December 31, 2005	$3,950	$5,264	$—	$—	$9,214
Year ended December 31, 2004	6,525			2,575*	3,950
Year ended December 31, 2003	—	3,124	3,401	—	6,525

(1)	Amounts represent write-offs of accounts.

*	Valuation account reduced and credited to income.

S-1