Form 10-K/A
period 2005-12-31
KING PHARMACEUTICALS INC
filed 2006-03-08
CIK 1047699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
PART IV
Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

EXPLANATORY NOTE
      This Amendment No. 1 to the Annual Report on Form 10-K of King Pharmaceuticals, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, originally filed with the Securities and Exchange Commission on March 3, 2006 (the “Original Filing”). The Company is filing this Amendment No. 1 solely for the purpose of amending and restating Exhibit 23.1 (the consent of PricewaterhouseCoopers LLP, dated March 3, 2006) of the Original Filing.
      Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.
      Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amendment No. 1, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, included as exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(b) Exhibits
      The following Exhibits are filed herewith:

Exhibit
Number		Description

23.1	—	Consent of PricewaterhouseCoopers LLP.

31.1	—	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison

Brian A. Markison
President and Chief Executive Officer
March 8, 2006
      In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ Brian A. Markison Brian A. Markison	President, Chief Executive Officer and Director	March 8, 2006

/s/ Joseph Squicciarino Joseph Squicciarino	Chief Financial Officer (principal financial and accounting officer)	March 8, 2006

II-1