Form 10-Q
period 2006-03-31
KING PHARMACEUTICALS INC
filed 2006-05-10
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares outstanding of Registrant’s common stock as of May 8, 2006: 242,207,928

		Page
		Reference

Part I — Financial Information
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	73
Item 4.	Controls and Procedures	73

Part II — Other Information
Item 1.	Legal Proceedings	74
Item 1A.	Risk Factors	74
Item 6.	Exhibits	74
Signatures		75
Ex-10.1 Generic Distribution Agreement
Ex-10.2 Product Supply Agreement
Ex-10.3 Ramipril Application License Agreement
Ex-10.4 Ramipril Patient License Agreement
Ex-10.5 Dismissal Agreement
Ex-10.6 Amended and Restated Manufacturing Agreement
Ex-10.7 First Amendment to the US Product Agreement
Ex-10.8 Form of Performance Agreement
Ex-10.9 Form of Performance Agreement
EX-31.1 SECTION 302 CERTIFICAITON OF THE CEO
EX-31.2 SECTION 302 CERTIFICAITON OF THE CFO
EX-32.1 SECTION 906 CERTIFICAITON OF THE CEO
EX-32.2 SECTION 906 CERTIFICAITON OF THE CFO

i

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$328,298	$30,014
Investments in debt securities	486,154	494,663
Restricted cash	—	130,400
Accounts receivable, net of allowance for doubtful accounts of $11,795 and $12,280, respectively	268,336	223,581
Inventories	217,256	228,063
Deferred income tax assets	75,570	81,777
Prepaid expenses and other current assets	82,041	59,291

Total current assets	1,457,655	1,247,789

Property, plant and equipment, net	302,162	302,474
Intangible assets, net	972,395	967,194
Goodwill	121,152	121,152
Marketable securities	15,494	18,502
Deferred income tax assets	265,729	231,032
Other assets (includes restricted cash of $14,250 and $14,129, respectively)	82,560	77,099

Total assets	$3,217,147	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$69,369	$84,539
Accrued expenses	440,512	519,620
Income taxes payable	74,959	22,301
Current portion of long-term debt	180,000	345,000

Total current liabilities	764,840	971,460

Long-term debt	400,000	—
Other liabilities	19,857	20,360

Total liabilities	1,184,697	991,820

Commitments and contingencies (Note 9)
Shareholders’ equity	2,032,450	1,973,422

Total liabilities and shareholders’ equity	$3,217,147	$2,965,242

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Net sales	$464,599	$350,570
Royalty revenue	19,636	18,055

Total revenues	484,235	368,625

Operating costs and expenses:
Cost of revenues, exclusive of depreciation and amortization shown below	92,404	72,216

Selling, general and administrative, exclusive of co-promotion fees	105,054	92,850
Mylan transaction costs	—	3,277
Co-promotion fees	65,289	34,655

Total selling, general and administrative expense	170,343	130,782

Research and development	29,882	11,472
Research and development-in process upon acquisition	85,000	—

Total research and development	114,882	11,472

Depreciation and amortization	34,365	41,426
Restructuring charges (Note 13)	—	2,023
Gain on sale of products	—	(847)

Total operating costs and expenses	411,994	257,072

Operating income	72,241	111,553

Other income (expense):
Interest income	5,960	2,277
Interest expense	(2,984)	(2,701)
Loss on investment	—	(6,853)
Gain on early extinguishment of debt	1,022	—
Other, net	(510)	(249)

Total other income (expense)	3,488	(7,526)

Income from continuing operations before income taxes	75,729	104,027
Income tax expense	24,894	36,922

Income from continuing operations	50,835	67,105

Discontinued operations (Note 16):
(Loss) income from discontinued operations	(247)	4,682
Income tax (benefit) expense	(89)	1,732

Total (loss) income from discontinued operations, net	(158)	2,950

Net income	$50,677	$70,055

Income per common share:
Basic:
Income from continuing operations	$0.21	$0.28
Total (loss) income from discontinued operations	0.00	0.01

Net income	$0.21	$0.29

Diluted:
Income from continuing operations	$0.21	$0.28
Total (loss) income from discontinued operations	0.00	0.01

Net income	$0.21	$0.29

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

					Accumulated
	Common Stock				Other
			Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance at December 31, 2004	241,706,583	$1,210,647	$—	$637,120	$1,023	$1,848,790
Comprehensive income:
Net Income	—	—	—	70,055	—	70,055
Net unrealized loss on marketable securities, net of tax of $429	—	—	—	—	(742)	(742)
Foreign currency translation	—	—	—	—	(79)	(79)

Total comprehensive income						69,234
Stock option activity	24,085	56	—	—	—	56

Balance at March 31, 2005	241,730,668	$1,210,703	$—	$707,175	$202	$1,918,080

Balance at December 31, 2005	241,802,724	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422
Adoption of statement of Financial Accounting Standard 123(R)	—	(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	50,677	—	50,677
Net unrealized loss on marketable securities, net of tax of $1,213	—	—	—	—	(2,252)	(2,252)
Foreign currency translation	—	—	—	—	(10)	(10)

Total comprehensive income						48,415
Stock-based compensation expense	—	3,889	—	—		3,889
Exercise of stock options	394,330	6,468	—	—	—	6,468
Tax benefit from exercise of stock options	—	256	—	—	—	256

Balance at March 31, 2006	242,197,054	$1,224,095	$—	$805,630	$2,725	$2,032,450

See accompanying notes.

KING PHARMACEUTICALS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,

	2006	2005

Cash flows (used in) provided by operating activities	$(5,592)	$23,503

Cash flows from investing activities:
Transfers from (to) restricted cash	130,279	(7,982)
Purchases of investments in debt securities	(784,976)	(317,730)
Proceeds from maturities and sales of investments in debt securities	793,485	167,145
Purchases of property, plant and equipment	(8,768)	(9,075)
Proceeds from sale of property and equipment	—	1
Purchases of product rights	(23,926)	—
Arrow International Limited collaboration agreement	(35,000)	—

Net cash provided by (used in) investing activities (2005 Revised — see Note 14)	71,094	(167,641)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	6,468	56
Excess tax benefits from stock-based compensation	274	—
Proceeds from issuance of long-term debt	400,000	—
Payments on long-term debt	(163,350)	—
Debt issuance costs	(10,610)	—

Net cash provided by financing activities	232,782	56

Increase (decrease) in cash and cash equivalents	298,284	(144,082)
Cash and cash equivalents, beginning of period (2005 Revised — see Note 14)	30,014	192,656

Cash and cash equivalents, end of period (2005 Revised — see Note 14)	$328,298	$48,574

See accompanying notes.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

1.	General
      The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.
      These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Stock-Based Compensation
      Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of stock-based compensation in net earnings. The Company adopted SFAS No. 123(R) using the modified prospective application transition method and therefore the Company’s prior period condensed consolidated financial statements have not been restated and do not reflect the recognition of stock-based compensation costs. For the three months ended March 31, 2006, the Company’s net income includes $3,889 of compensation costs and $1,135 of income tax benefits related to the Company’s stock-based compensation arrangements. Prior to the Company’s adoption of SFAS No. 123(R), it accounted for stock options under the disclosure-only provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Under the disclosure only provision of SFAS No. 123, no compensation cost was recognized for stock options granted prior to January 1, 2006. SFAS No. 123(R) will apply to new option grants and to options modified on or after January 1, 2006. Additionally, compensation costs for options that are unvested as of January 1, 2006 must be recognized over their remaining service period.
      Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. For the three months ended March 31, 2006, tax benefits in excess of recognized compensation costs associated with stock option exercises were $274 and are reflected as cash inflows from financing activities.
      For the three months ended March 31, 2005, had compensation costs for the Company’s stock compensation plans been recognized for options granted, consistent with SFAS No. 123, the Company’s

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net income, basic income per common share and diluted income per common share would include adjustments for the following pro forma amounts:

Three Months Ended
March 31, 2005

Net income:
As reported	$70,055
Less: pro forma compensation costs for options granted	(1,351)

Pro forma	$68,704

Basic income per share:
As reported	$0.29

Pro forma	$0.28

Diluted income per share:
As reported	$0.29

Pro forma	$0.28

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.
      Restricted Stock Awards and Long-Term Performance Unit Awards.
      Restricted Stock Awards (“RSAs”) and Long-Term Performance Unit Awards (“LPUs”) have been granted under our Incentive Plan to certain employees.
      RSAs are grants of shares of common stock restricted from sale or transfer for a period of time, generally three years from grant, but may be restricted over other designated periods as determined by the Company’s Board of Directors or a Committee of the Board.
      The fair value of RSAs is based upon the market price of the underlying common stock as of the date of grant. Compensation expense is recognized on a straight-line basis, including an estimate for forfeitures, over the vesting period.
      LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. The Company has granted LPUs with two different performance criteria. LPUs have been granted with a one year performance cycle, at the end of which shares of common stock will be earned based on 2006 operating targets. LPUs have also been granted based on a three year performance cycle, at the end of which shares of common stock will be earned based on market-related performance targets over the years 2006 through 2008. The vesting period for the one year and three year LPUs is three years from the date of grant. At the end of the applicable performance period, the number of shares of common stock awarded will be determined by adjusting upward or downward from the performance target in a range between 0% and 200%. The final performance percentage on which the number of shares of common stock to be issued will be based, considering performance metrics established for the performance period, will be determined by the Company’s Board of Directors or a Committee of the Board at its sole discretion.
      The fair value of LPUs with a one year performance cycle is based upon the market price of the underlying common stock as of the date of grant. At each reporting period, compensation expense is recognized based on the most probable performance outcome, including an estimate for forfeitures, on a straight-line basis over the vesting period. Total compensation expense for each award will be based upon the actual number of shares of common stock that vest multiplied by market price of the common stock as of the date grant.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of LPUs with a three year performance cycle is based on long-term market-based performance targets using a Monte Carlo simulation model which considers the likelihood of all possible outcomes and determines the number of shares expected to vest under each simulation and the expected stock price at that level. The fair value on grant date of the LPU will be recognized over the required service period and will not change regardless of the Company’s actual performance versus the long-term market-based performance targets.
      The following activity has occurred under the Company’s existing plans:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock Awards:
Nonvested balance at December 31, 2005	687,775	$15.55
Granted	168,500	19.58
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2006	856,275	$16.34

Long-Term Performance Unit Awards (one year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	523,970	19.68
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2006	523,970	$19.68

Long-Term Performance Unit Awards (three year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	126,580	29.93
Vested	—	—
Forfeited	—	—

Nonvested balance at March 31, 2006	126,580	$29.93

      As of March 31, 2006, there was $10,621 of total unrecognized compensation costs related to RSAs which are expected to be recognized over a weighted average period of 2.24 years. The expense recognized over the service period includes an estimate of awards that will be forfeited. Previously, the Company recorded the effect of forfeitures as they occurred. The cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period was immaterial. As of March 31, 2006, there was $12,980 of total unrecognized compensation costs related to LPUs which are expected to be recognized over a weighted average period of 2.97 years. As of March 31, 2005, there were no outstanding RSAs or LPUs.
      Stock Options. Nonqualified and incentive stock options have been granted to the Company’s officers, employees and directors under its stock option plans. In connection with the plans, options to purchase common stock of the Company are granted at option prices not less than the fair market value of the common stock at the date of grant and either vest immediately or ratably over a designated period, generally one-third on each of the first three anniversaries of the grant date. Compensation expense is recognized on a straight-line basis, including an estimate for forfeitures, over the vesting period.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the three months ended March 31:

	2006	2005

Expected volatility	52.6%	46.41%
Expected term (in years)	6	4
Risk-free interest rate	4.61%	4.04%
Expected dividend yield	0.00%	0.00%
      For the three months ended March 31, 2006, the Company utilized the “short-cut” method to estimate the expected term for stock options granted. Stock options granted prior to 2004 did not have similar vesting characteristics as those granted in the most recent periods and generally vested at the date of grant. The stock options granted after January 1, 2004 generally vest one-third on each of the first three anniversaries of the grant date. As a result, the data required to estimate the post-vesting exercise behavior was not sufficient to calculate a historical estimate. The short-cut method allows the Company to estimate the expected term using the average of the contractual term and the vesting period. The expected volatility is determined based on the historical volatility of King common stock over the expected term. The risk-free rate is based on the U.S. Treasury rate for the expected term at the date of grant.
      A summary of option activity under the plans for the three months ended March 31, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value

Outstanding options, December 31, 2005,	7,073,966	$18.83	7.65	$8,106
Granted	328,260	19.49
Exercised	(394,396)	16.40
Expired	(216,789)	25.54
Forfeited	(51,714)	15.97

Outstanding options, March 31, 2006	6,739,327	$18.82	7.61	$9,101
Exercisable, March 31, 2006	3,572,135	$21.54	6.28	$3,414
      As of March 31, 2006, there was $15,476 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.
      Cash received from stock option exercises for the three months ended March 31, 2006 was $6,468. The income tax benefits from stock option exercises totaled $256 for the three months ended March 31, 2006.
      During the three months ended March 31, the following activity occurred under the Company’s plans which cover stock options, RSAs and LPUs:

	2006	2005

Total intrinsic value of stock options exercised	$812	$19
Total fair value of stock awards vested	$—	$—
      As of March 31, 2006, an aggregate of 33,377,103 shares were available for future grant under the Company’s stock plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the King Pharmaceuticals, Inc. Incentive Plan.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Earnings Per Share
      The basic and diluted income (loss) per common share was determined using the following share data:

	Three Months Ended March 31,

	2006	2005

Basic income per common share:
Weighted average common shares	242,022,443	241,723,742

Diluted income per common share:
Weighted average common shares	242,022,443	241,723,742
Effect of stock options	361,405	78,904
Effect of dilutive share awards	197,468	—

Weighted average common shares	242,581,316	241,802,646

      For the three months ended March 31, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,309,829 shares of common stock, 28,297 RSAs and 79,512 LPUs. The 2 3/4% Convertible Debentures due November 15, 2021 could also be converted into 3,588,517 shares of common stock in the future, subject to certain contingencies outlined in the indenture (See Note 8). Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share. The 1 1/4 % Convertible Senior Notes due April 1, 2026 could be converted into common stock in the future, subject to certain contingencies (See Note 8). These notes are anti-dilutive because the conversion price of the notes was greater than the average market price of King Pharmaceuticals, Inc. common stock during the quarter.
      For the three months ended March 31, 2005, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,659,994 shares of common stock. The 2 3/4 % Convertible Debentures due November 15, 2021 could also be converted into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture (See Note 8). Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share.

4.	Inventories
      Inventories consist of the following:

	March 31,	December 31,
	2006	2005

Raw materials	$128,226	$150,979
Work-in-process	21,102	14,955
Finished goods (including $3,568 and $6,728 of sample inventory, respectively)	93,504	91,695

	242,832	257,629
Inventory valuation allowance	(25,576)	(29,566)

Total inventories	$217,256	$228,063

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment
      The Company’s Rochester, Michigan facility manufactures products for the Company and various third parties. As of March 31, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding the net carrying value associated with the production of Bicillin®, was $64,705. Overall production volume at this facility declined in recent years. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if the Company is not successful in transferring additional production to the Rochester facility, the Company may have to write off a portion of the property, plant and equipment associated with this facility.
      The net book value of some of the Company’s manufacturing facilities currently exceeds fair market value. Management currently believes that the long-term assets associated with these facilities are not impaired based on estimated undiscounted future cash flows. However, if the Company were to approve a plan to sell or close any of the facilities for which the carrying value exceeds fair market value, the Company would have to write off a portion of the assets, or reduce the estimated useful life of the assets, which would accelerate depreciation.

6.	Acquisitions
      On March 1, 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $623. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. The aggregate of these payments will not exceed $13,164. During the first quarter of 2006, the accrued earn-out equaled $159 and intangible assets was increased by the same amount.
      The allocation of the initial purchase price is as follows:

Intangible assets	$23,926
Inventory	618
Fixed assets	3

$24,547

      At the time of the acquisition, the identifiable assets were assigned useful lives of 9.8 years. The acquisition is allocated to the Meridian Medical Technologies segment. The Company financed the acquisition using available cash on hand.
      On February 12, 2006, the Company entered into a collaboration with Arrow International Limited and certain of its affiliates, not including Cobalt Pharmaceuticals, Inc. (collectively, “Arrow”) to commercialize novel formulations of ramipril, the active ingredient in the Company’s Altace® product. Under a series of agreements, Arrow has granted King rights to certain current and future New Drug Applications regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulation. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for King; however, under certain conditions King may manufacture and supply the formulations of ramipril instead.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Upon execution of the agreements, King made an initial payment to Arrow of $35,000. Arrow will also receive payments from King of $50,000 based on the timing of certain events and could receive an additional $25,000 based on the fulfillment of certain conditions. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.
      In connection with the agreement with Arrow, the initial payment of $35,000 and the future non-contingent payments of $50,000 are classified as in-process research and development in the accompanying financial statements. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Arrow filed a New Drug Application (“NDA”) for a novel formulation of ramipril in January 2006. The success of the project will depend on additional development activities and FDA approval. The estimated costs to complete the project are approximately $3,500. The Company currently anticipates obtaining FDA approval for the novel formulation during 2007 or 2008. The in-process research and development is part of the branded pharmaceutical segment.
      On February 12, 2006, the Company entered into an agreement with Cobalt Pharmaceuticals, Inc., (“Cobalt”) an affiliate of Arrow, whereby Cobalt will have the non-exclusive right to distribute a generic formulation of the Company’s currently marketed Altace® product in the U.S. market, which generic product would be supplied by King.

7.	Intangible Assets and Goodwill
      The following table reflects the components of intangible assets as of:

	March 31, 2006		December 31, 2005

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,198,113	$315,057	$1,174,028	$296,801
Patents	268,266	179,518	261,277	171,976
Other intangibles	9,459	8,868	9,459	8,793

Total intangible assets	$1,475,838	$503,443	$1,444,764	$477,570

      Amortization expense for the three months ended March 31, 2006 and 2005 was $25,873 and $34,263, respectively.
      As of March 31, 2006, the net intangible assets associated with Intal®, Tilade® and Synercid® products totals approximately $191,269. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s estimates regarding future cash flows prove to be incorrect or adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.
      Goodwill at March 31, 2006 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,410	$121,152

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt
      Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005

Convertible senior notes(a)	$400,000	$—
Convertible debentures(b)	180,000	345,000
Senior secured revolving credit facility	—	—

Total long-term debt	580,000	345,000

Less current portion	180,000	345,000

Long-term portion	$400,000	$—

(a)	During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s domestic subsidiaries on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

On or after April 5, 2013, the Company may redeem for cash some or all of the Notes at any time at a price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest, and liquidated damages, if any, to but excluding the date fixed for redemption. Holders may require the Company to purchase for cash some or all of their Notes on April 1, 2013, April 1, 2016 and April 1, 2021, or upon the occurrence of a fundamental change (such as a change of control or a termination of trading), at 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest, and liquidated damages, if any, to but excluding the purchase date.

Prior to April 1, 2012, the Notes are convertible under the following circumstances:

• if the price of the Company’s common stock reaches a specified threshold during specified periods,

• if the Notes have been called for redemption, or

• if specified corporate transactions or other specified events occur.

The Notes are convertible at any time on and after April 1, 2012, until the close of business on the business day immediately preceding maturity. Subject to certain exceptions, the Company will deliver cash and shares of the Company’s common stock, as follows: (i) an amount in cash equal to the lesser of (a) the principal amount of Notes surrendered for conversion and (b) the product of the conversion rate and the average price of the Company’s common stock (the “conversion value”), and (ii) if the conversion value is greater than the principal amount, a specified amount in cash or shares of the Company’s common stock, at the Company’s election. The initial conversion price is approximately $20.83 per share of common stock. If certain corporate transactions occur on or prior to April 1, 2013, the Company will increase the conversion rate in certain circumstances.

The Company has reserved 23,732,724 shares of common stock in the event the Notes are converted into shares of the Company’s common stock.

To establish the Notes, the Company incurred approximately $10,610 of deferred financing costs that are being amortized over seven years.

(b)	During the fourth quarter of 2001, the Company issued $345,000 of 2 3/4 % Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, the Company repurchased $165,000 of the Debentures prior to maturity for $163,350, resulting in a gain of $1,650. In addition, the Company

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

wrote off deferred financing costs of $628 relating to the repurchased Debentures. See Note 17 for a discussion of a subsequent event related to the Debentures.

9.	Contingencies
  Fen/Phen Litigation
      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. Claims include product liability, breach of warranty, misrepresentation and negligence. The actions have been filed in various state and federal jurisdictions throughout the United States. A multi-district litigation (“MDL”) court has been established in Philadelphia, Pennsylvania, In re Fen-Phen Litigation. The plaintiffs seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product.
      The Company’s wholly-owned subsidiary, King Pharmaceuticals Research and Development, Inc., (“King Research and Development”) is a defendant in approximately 140 multi-plaintiff (1,674 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma, Inc. (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones has filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.
      King Research and Development denies any liability incident to Jones’ distribution of Obenix® or Jones’ generic phentermine product. King Research and Development’s insurance carriers are currently defending King Research and Development in these lawsuits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. As a result of these settlements, King Research and Development has routinely received voluntarily dismissals without the payment of settlement proceeds. In the event that King Research and Development’s insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to assume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.
      While the Company cannot predict the outcome of these lawsuits, management believes that the claims against King Research and Development are without merit and intends to vigorously pursue all defenses available. The Company is unable to disclose an aggregate dollar amount of damages claimed because many of these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against King Research and Development. Consequently, the Company cannot reasonably estimate possible losses related to the lawsuits.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition, the Company is one of many defendants in six multi-plaintiff lawsuits that claim damages for personal injury arising from our production of the anorexigenic drug phentermine under contract for GlaxoSmithKline.
      While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and the Company intends to vigorously pursue all defenses available to it. The Company is being indemnified in the six lawsuits by GlaxoSmithKline, for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the Company’s independent negligence or intentional acts. The Company intends to submit a claim for any unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to assume defense of the lawsuits and be responsible for damages, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.
  Thimerosal/ Children’s Vaccine Related Litigation
      The Company and Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, are named as defendants in lawsuits filed in California, Mississippi and Illinois (Madison County), along with other pharmaceutical companies. Most of the defendants manufactured or sold the mercury-based preservative thimerosal or manufactured or sold children’s vaccines containing thimerosal. We did not manufacture or sell a children’s vaccine or thimerosal. For two years we manufactured and sold an influenza vaccine that contained thimerosal. None of the plaintiffs has alleged taking our influenza vaccine.
      In these cases, the plaintiffs have attempted to link the receipt of the mercury-based products to neurological defects in children. The plaintiffs claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, product liability, Proposition 65 violations, breach of implied warranty, and claims premised on the allegation that the defendants promoted products without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.
      The Company has given its product liability insurance carrier proper notice of all of these matters and defense counsel is vigorously defending the Company’s interests. The Company has filed motions to dismiss based on the Federal Vaccine Act and lack of product identification. The Company was voluntarily dismissed in Mississippi due, among other things, to lack of product identification in the plaintiffs’ complaints. The Company was voluntarily dismissed in the only case filed in Chicago and motions to dismiss based on the Vaccine Act are still pending in all of the remaining Illinois cases. The California Proposition 65 claims were dismissed in the California Trial Court, affirmed in the California Court of Appeals and no further appeals were filed. Subsequent Proposition 65 claims were dismissed. Management believes that the claims against the Company are without merit and the Company intends to defend these lawsuits vigorously, but the Company is unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any.
  Hormone Replacement Therapy
      Currently, the Company has been named as a defendant in twenty-nine (29 plaintiffs) lawsuits involving the manufacture and sale of hormone replacement therapy drugs. Numerous pharmaceutical companies have also been sued. The Company was also named in several large multiple plaintiff lawsuits, but those multiple plaintiff cases have been voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 29 lawsuits have been filed in Alabama, Arkansas, Missouri,

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Pennsylvania, Ohio, Minnesota, Florida, Maryland, Mississippi and Minnesota. An MDL Court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale surveillance to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is in early stages. Cases involving other defendants may be tried during 2006. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims.
  Average Wholesale Price Litigation
      In August 2004, King and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly-owned subsidiary of King, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in federal court in the state of New York. NYC claims that the defendants fraudulently inflated their average wholesale prices (“AWP”) and fraudulently failed to accurately report their “best prices” and their average manufacturer’s prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits, and treble and punitive damages. The United States District Court for the District of Massachusetts has been established as the MDL court for the case, In re: Pharmaceutical Industry Average Wholesale Pricing Litigation.
      Forty-one New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. Forty of these lawsuits are pending in the MDL court in the District of Massachusetts. The remaining case is pending in the New York State Court. The allegations in these cases are virtually the same as the allegations in the New York City case. Motions to dismiss have been filed by all defendants in all New York City and County cases and are currently pending. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.
      In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated AWPs of their products. In October 2005, the State of Mississippi filed a lawsuit in State Court against the Company, Monarch and eighty-four other defendants and alleged fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs (“WACs”) of their products. A motion to dismiss the allegations based upon criminal statutes, motion to transfer venue from Hinds County to Rankin County, a motion for protective order regarding discovery, a motion for more definite statement and other motions are currently pending before the Court in Mississippi. In Alabama, a motion to dismiss was filed and denied by the court, and that case is in early stages of discovery. The relief sought in both of these cases is similar to the relief sought in the New York City lawsuit.

Settlement of Governmental Pricing Investigation
      On October 31, 2005, the Company entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to the Company’s underpayment of

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”), and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “2005 State Settlement Agreements”). On March 6, 2006, the Company entered into a definitive settlement agreement with the remaining state on substantially the same terms as the other state settlements (this most recent state settlement, the Federal Settlement Agreement and the 2005 State Settlement Agreements are collectively referred to as the “Settlement Agreements”). Consummation of the Federal Settlement Agreement and some state Settlement Agreements was subject to court approval, which was granted by the United States District Court for the Eastern District of Pennsylvania (“District Court”) during the first quarter of 2006.
      During the first quarter of 2006, the Company paid approximately $129,268, comprising (i) all amounts due under each of the Settlement Agreements and (ii) all the Company’s obligations to reimburse other parties for expenses related to the settlement, including the previously disclosed legal fees of approximately $787 and the previously disclosed settlement costs of approximately $950.
      The individual purportedly acting as a “relator” under the False Claims Act has appealed certain decisions of the District Court relating to the relator’s dispute with certain states over a potential share award. Any share award would be paid solely by the government and would not affect the amount paid by the Company pursuant to the Settlement Agreements. Consequently, the Company believes the reversal of any such decision or decisions would not have a material effect on it.
      In addition to the Settlement Agreements, the Company has entered into a five-year corporate integrity agreement with HHS/OIG (the “Corporate Integrity Agreement”) pursuant to which the Company is required, among other things, to keep in place the Company’s current compliance program, to provide periodic reports to HHS/OIG and to submit to audits relating to the Company’s Medicaid rebate calculations.
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

SEC Investigation
      As previously reported, the Securities and Exchange Commission (“SEC”) has also been conducting an investigation relating to the Company’s underpayments to governmental programs, as well as into the Company’s previously disclosed errors relating to reserves for product returns. While the SEC’s investigation is continuing with respect to the product returns issue, the Staff of the SEC has advised the Company that it has determined not to recommend enforcement action against the Company with respect to the aforementioned governmental pricing matter. The Staff of the SEC notified the Company of this determination pursuant to the final paragraph of Securities Act Release 5310. Although the SEC could still consider charges against individuals in connection with the governmental pricing matter, the Company does not believe that any governmental unit with authority to assert criminal charges is considering any charges of that kind.
      The Company continues to cooperate with the SEC’s ongoing investigation. Based on all information currently available to it, the Company does not anticipate that the results of the SEC’s ongoing investigation will have a material adverse effect on King, including by virtue of any obligations to indemnify current or former officers and directors.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Litigation
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
      In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. The parties have not yet completed the negotiation and execution of a definitive settlement agreement, and no assurance can be given that such an agreement will be reached. Further, any such agreement will be subject to approval by the court.
      The Company has estimated a probable loss contingency for the class action lawsuit described above. The Company believes this loss contingency will be paid on behalf of the Company by its insurance carriers. Accordingly, the Company previously recorded a liability and a receivable for this amount, which are classified in accrued expenses and prepaid and other current assets, respectively, in the accompanying consolidated financial statements.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to the Company’s then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff dismissed the case.
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

Other Legal Proceedings
      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): U.S. Patent Nos. 4,587,258 (the “ ’258 patent”) and 5,061,722 (the “ ’722 patent”), two composition of matter patents related to Altace®, and U.S. Patent No. 5,403,856 (the “ ’856 patent”), a method-of-use patent related to Altace®, with expiration dates of January 2005, October 2008, and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ’722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal.
      The Company has received a request for information from the U.S. Federal Trade Commission (“FTC”) in connection with the dismissal without prejudice of the Company’s patent infringement

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
litigation against Cobalt under the Hatch-Waxman Act of 1984. The Company is cooperating with the FTC in this investigation.
      Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, the Company filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Lupin provides the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. Trial is currently scheduled to begin in that action on June 6, 2006.
      The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of March 31, 2006, the Company had net intangible assets related to Altace® of $240,112. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the intangible assets associated with this product.
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ’128 patent) and 6,683,102 (the ’102 patent), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 and ’102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30 month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30 month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.
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

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and prohibit the removal of information corresponding to the use listed in the Orange Book. King concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated the Company’s Citizen Petition.
      On March 12, 2004, the FDA sent a letter to the Company explaining that King’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior Petition for Stay, supplement, and opposition to King’s Citizen Petition.
      If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of March 31, 2006, the Company had net intangible assets related to Skelaxin® of $166,497. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.
      The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic version of Skelaxin in the event the Company faces generic competition for Skelaxin. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.
      Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “ ’877 patent”) is assigned to King and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. King and Astellas filed suit against Sicor Pharma and its parents/ affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce their rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. The Company intends to vigorously enforce its rights under the ’877 patent. If a generic version of Adenoscan® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “ ’538 patent”) listed in the Orange Book which expires in June 2008. King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. The Company intends to vigorously enforce its rights under the ’538 patent. As of March 31, 2006, the Company had net intangible

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
assets related to Sonata® of $9,522. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.
      In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.

Other Contingencies
      The Company has a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement requires the Company to purchase certain minimum levels of ramipril as long as the Company maintains market exclusivity on Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. If the Company is unable to maintain market exclusivity for Altace® in accordance with current expectations and/or if the Company’s product life cycle management is not successful, the Company may incur losses in connection with the purchase commitments under the supply agreement. In the event the Company incurs losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon the Company’s results of operations and cash flows.

10.	Accounting Developments
      In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires certain production overhead costs to be allocated to inventory based upon the normal capacity of the manufacturing facility. When the Company’s manufacturing facilities are operating below their normal capacity, unfavorable variances cannot be allocated to inventory and must be expensed in the period in which they are incurred. Normal capacity is not defined as full capacity by SFAS No. 151. SFAS No. 151 provided guidance that normal capacity refers to a range of production levels expected to be achieved over a number of periods or seasons under normal circumstances. The Company believes each of its operating facilities are currently operating at levels considered to be “normal capacity” as defined by SFAS No. 151 as these plants have operated at their current levels for a number of periods and are expected to continue to operate within a range of this normal capacity in the foreseeable future. Accordingly, the adoption of SFAS No. 151, as of January 1, 2006, did not have an effect on the Company’s financial statements.

11.	Income Taxes
      The Company’s effective income tax rate varies from the statutory rate for the three months ended March 31, 2006 primarily due to tax benefits related to charitable contributions of inventory, tax-exempt interest income, and domestic manufacturing, which benefits are partially offset by state taxes.

12.	Segment Information
      The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies (“Meridian”), royalties, contract manufacturing and all other. Branded pharmaceuticals includes a variety of branded prescription products that are separately categorized into four therapeutic areas: cardiovascular/metabolic, neuroscience, hospital/acute care, and other. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian develops, manufactures, and sells to both commercial and government markets pharmaceutical products that are administered with an auto-injector. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector which is primarily prescribed for the treatment of severe allergic reactions

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and which is marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.
      The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues, segment profit (excluding depreciation and amortization) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceuticals segment. The Company’s revenues are substantially all derived from activities within the United States and Puerto Rico. The Company’s assets are substantially all located within the United States and Puerto Rico.
      The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	March 31,

	2006	2005

Total revenues:
Branded pharmaceuticals	$417,620	$321,769
Meridian Medical Technologies	41,284	23,214
Royalties	19,636	18,055
Contract manufacturing and other	121,282	119,365
Eliminations	(115,587)	(113,778)

Consolidated total net revenues	$484,235	$368,625

Segment profit:
Branded pharmaceuticals	$352,229	$272,112
Meridian Medical Technologies	22,037	12,313
Royalties	17,266	15,806
Contract manufacturing and other	299	(3,822)
Other operating costs and expense	(319,590)	(184,856)
Other income (expense)	3,488	(7,526)

Income from continuing operations before tax	$75,729	$104,027

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of	As of
	March 31,	December 31,
	2006	2005

Total assets:
Branded pharmaceuticals	$2,861,327	$2,654,782
Meridian Medical Technologies	293,389	261,956
Royalties	23,916	20,444
Contract manufacturing and other	38,515	26,840
Other	—	1,220

Consolidated total assets	$3,217,147	$2,965,242

      The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended
	March 31,

	2006	2005

Total revenues:
Cardiovascular/metabolic	$203,868	$134,518
Neuroscience	119,893	91,395
Hospital/acute care	81,016	85,848
Other	12,843	10,008

Consolidated branded pharmaceutical revenues	$417,620	$321,769

13.	Restructuring Activities
      During 2005, the Company made the decision to reduce its work force in order to improve efficiencies in operations. Accordingly, the Company incurred a charge of $2,267 during the year ended December 31, 2005. The Company had $1,509 accrued relating to these activities as of December 31, 2005.
      A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement			March 31,
	2005	Impact	Payments	Non-cash	2006

Employee separation payments	$1,509	$—	$980	$—	$529

      As of March 31, 2006, accrued restructuring charges relate to the Company’s branded pharmaceutical segment. The accrued employee separation payments as of March 31, 2006 are expected to be paid during 2006.

14.	Investments in Debt Securities
      The Company invests its excess cash in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. During the first quarter of 2005, the Company classified auction rate securities as “Cash and Cash Equivalents.” In accordance with generally accepted accounting principles, the Company since revised the classification of auction rate securities for the first quarter of 2005 as “Investments in Debt Securities.” The revised classification in the Company’s consolidated statement of cash flows for the three months ended March 31, 2005 resulted in a decrease of $150,585 in cash from investing activities representing the increases in the Company’s holdings in auction

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rate securities. As of the three months ended March 31, 2006 and 2005, there were no cumulative gross unrealized gains or losses on investments in debt securities.

15.	Change in Estimate
      The Company’s calculation of its product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. The Company also considers current wholesale and retail inventory levels of the Company’s products. Based on data received pursuant to the Company’s inventory management agreements with its three key wholesale customers, there was a significant reduction of wholesale inventory levels of the Company’s products during the first quarter of 2005. This reduction was primarily due to sales to retail outlets by the Company’s wholesale customers, not returns of these products to the Company. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the Company’s reserve for returns by approximately $20,000 and increased net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount.
      As a result of actual returns during the first quarter of 2006, the estimated rate of returns used in the calculation of the Company’s returns reserve for some of the Company’s products continued to improve. During the first quarter of 2006, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the first quarter of 2006 increased by approximately $1,000 and royalty expense related to net sales of Skelaxin® increased by approximately $1,000. The effect of the change in estimate on first quarter 2006 operating income was, therefore, approximately $6,000.

16.	Discontinued Operations
      On March 30, 2004, the Company’s Board of Directors approved management’s decision to market for divestiture many of the Company’s women’s health products. On November 22, 2004, the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000.
      The Prefest® and Nordette® product rights, which the Company divested on November 22, 2004 and December 23, 2004, respectively, had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations in the accompanying financial statements. Prefest® and Nordette® were formerly included in the Company’s branded pharmaceuticals segment.
      Summarized financial information for the discontinued operations is as follows:

	Three Months Ended
	March 31,

	2006	2005

Total revenues	$(250)	$4,682
Operating (loss) income	(247)	4,682
Net (loss) income	$(158)	$2,950
      Discontinued operations during 2006 and 2005 are primarily due to changes in estimated reserves for returns and rebates.

17.	Subsequent Event
      On April 28, 2006, the Company commenced a tender offer to purchase any and all of its outstanding 2 3/4 % Convertible Debentures due November 15, 2021 at a purchase price of 99.625% of the principal

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount, for an aggregate payment of $179,325 if the maximum amount of Debentures is purchased. The Company anticipates that it will purchase Debentures tendered in the tender offer by utilizing its cash on hand, including a portion of the net proceeds it received from the issuance of the Notes. The tender offer is subject to customary conditions and will expire, unless extended or terminated, on May 26, 2006.

18.	Guarantor Financial Statements
      Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the $345,000 aggregate principal amount of the Debentures, of which $180,000 remain outstanding as of March 31, 2006, under the $400,000 aggregate principal amount of the Notes, and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2006
	(Unaudited)					December 31, 2005

			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$325,511	$420	$2,367	$—	$328,298	$26,802	$1,071	$2,141	$—	$30,014
Investments in debt securities	486,154	—	—	—	486,154	494,663	—	—	—	494,663
Restricted cash	—	—	—	—	—	130,400	—	—	—	130,400
Accounts receivable, net	601	265,482	2,253	—	268,336	1,221	221,854	506	—	223,581
Inventories	175,767	41,349	140	—	217,256	195,421	31,877	765	—	228,063
Deferred income tax assets	15,317	60,253	—	—	75,570	21,524	60,253	—	—	81,777
Prepaid expenses and other current assets	71,834	10,207	—	—	82,041	50,724	8,566	1	—	59,291

Total current assets	1,075,184	377,711	4,760	—	1,457,655	920,755	323,621	3,413	—	1,247,789

Property, plant and equipment, net	109,671	192,491	—	—	302,162	108,712	193,762	—	—	302,474
Intangible assets, net	22	969,227	3,146	—	972,395	44	963,944	3,206	—	967,194
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Marketable securities	15,494	—	—	—	15,494	18,502	—	—	—	18,502
Deferred income tax assets	(5,031)	269,697	1,063	—	265,729	(9,483)	239,452	1,063	—	231,032
Other assets	34,379	48,181	—	—	82,560	30,225	46,874	—	—	77,099
Investments in subsidiaries	2,351,045	—	—	(2,351,045)	—	2,299,835	—	—	(2,299,835)	—

Total assets	$3,580,764	$1,978,459	$8,969	$(2,351,045)	$3,217,147	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,625	$27,656	$88	$—	$69,369	$60,700	$23,762	$77	$—	$84,539
Accrued expenses	69,121	371,388	3	—	440,512	151,125	368,491	4	—	519,620
Income taxes payable	76,229	(1,149)	(121)	—	74,959	24,123	(1,701)	(121)	—	22,301
Current portion of long-term debt	180,000	—	—	—	180,000	345,000	—	—	—	345,000

Total current liabilities	366,975	397,895	(30)	—	764,840	580,948	390,552	(40)	—	971,460

Long-term debt	400,000	—	—	—	400,000	—	—	—	—	—
Other liabilities	15,674	4,183	—	—	19,857	17,371	2,989	—	—	20,360
Intercompany payable (receivable)	765,665	(777,616)	11,951	—	—	796,849	(808,256)	11,407	—	—

Total liabilities	1,548,314	(375,538)	11,921	—	1,184,697	1,395,168	(414,715)	11,367	—	991,820

Shareholders’ equity	2,032,450	2,353,997	(2,952)	(2,351,045)	2,032,450	1,973,422	2,303,520	(3,685)	(2,299,835)	1,973,422

Total liabilities and shareholders’ equity	$3,580,764	$1,978,459	$8,969	$(2,351,045)	$3,217,147	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Three Months Ended March 31, 2006					Three Months Ended March 31, 2005

			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
Revenues:
Net sales	$97,832	$462,668	$1,557	$(97,458)	$464,599	$94,318	$349,259	$440	$(93,447)	$350,570
Royalty revenue	—	19,636	—	—	19,636	—	18,055	—	—	18,055

Total revenues	97,832	482,304	1,557	(97,458)	484,235	94,318	367,314	440	(93,447)	368,625

Operating costs and expenses:
Cost of revenues	37,355	151,782	725	(97,458)	92,404	39,170	126,263	230	(93,447)	72,216
Selling, general and administrative	49,086	121,661	(404)	—	170,343	39,079	88,330	96	—	127,505
Mylan transaction costs	—	—	—	—	—	3,277	—	—	—	3,277
Research and development	873	114,009	—	—	114,882	161	11,311	—	—	11,472
Depreciation and amortization	4,010	30,295	60	—	34,365	3,887	37,373	166	—	41,426
Restructuring charges	—	—	—	—	—	159	1,864	—	—	2,023
Gain on sale of products	—	—	—	—	—	—	(847)	—	—	(847)

Total operating costs and expenses	91,324	417,747	381	(97,458)	411,994	85,733	264,294	492	(93,447)	257,072

Operating income (loss)	6,508	64,557	1,176	—	72,241	8,585	103,020	(52)	—	111,553
Other income (expense):
Interest income	5,853	107	—	—	5,960	2,042	235	—	—	2,277
Interest expense	(2,981)	(3)	—	—	(2,984)	(2,686)	(15)	—	—	(2,701)
Gain on early extinguishment of debt	1,022	—	—	—	1,022	—	—	—	—	—
Loss on investment	—	—	—	—	—	(6,853)	—	—	—	(6,853)
Other, net	(57)	(534)	81	—	(510)	(77)	(32)	(140)	—	(249)
Equity in earnings (loss) of subsidiaries	51,218	—	—	(51,218)	—	79,657	—	—	(79,657)	—
Intercompany interest (expense) income	(10,649)	10,781	(132)	—	—	(12,193)	12,342	(149)	—	—

Total other income (expense)	44,406	10,351	(51)	(51,218)	3,488	59,890	12,530	(289)	(79,657)	(7,526)

Income (loss) from continuing operations before income taxes	50,914	74,908	1,125	(51,218)	75,729	68,475	115,550	(341)	(79,657)	104,027
Income tax expense (benefit)	237	24,263	394	—	24,894	(1,580)	38,621	(119)	—	36,922

Income (loss) from continuing operations	50,677	50,645	731	(51,218)	50,835	70,055	76,929	(222)	(79,657)	67,105

Discontinued operations:
(Loss) income from discontinued operations, including loss on impairment	—	(247)	—	—	(247)	—	4,682	—	—	4,682
Income tax (benefit) expense	—	(89)	—	—	(89)	—	1,732	—	—	1,732

(Loss) income from discontinued operations, net	—	(158)	—	—	(158)	—	2,950	—	—	2,950

Net income (loss)	$50,677	$50,487	$731	$(51,218)	$50,677	$70,055	$79,879	$(222)	$(79,657)	$70,055

KING PHARMACEUTICALS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005

			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

	(Unaudited)
	(In thousands)
Cash flows from operating activities of continuing operations	$(38,462)	$33,187	$(317)	$(5,592)	$(7,771)	$30,702	$572	$23,503

Cash flows from investing activities of continuing operations:
Transfers from (to) restricted cash	130,279	—	—	130,279	(9,564)	1,582	—	(7,982)
Purchases of investments in debt securities	(784,976)	—	—	(784,976)	(317,730)	—	—	(317,730)
Proceeds from maturities and sales of investments in debt securities	793,485	—	—	793,485	167,145	—	—	167,145
Purchases of property, plant and equipment	(5,095)	(3,673)	—	(8,768)	(2,081)	(6,994)	—	(9,075)
Proceeds from sale of property and equipment	—	—	—	—	1	—	—	1
Purchases of product rights	—	(23,926)	—	(23,926)	—	—	—	—
Arrow International Limited collaboration agreement	—	(35,000)	—	(35,000)	—	—	—	—

Net cash provided by (used in) investing activities of continuing operations	133,693	(62,599)	—	71,094	(162,229)	(5,412)	—	(167,641)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	6,468	—	—	6,468	56	—	—	56
Excess tax benefit from stock-based compensation	274	—	—	274
Proceeds from issuance of long-term debt	400,000	—	—	400,000
Payments on long-term debt	(163,350)	—	—	(163,350)	—	—	—	—
Debt issuance costs	(10,610)	—	—	(10,610)
Intercompany	(29,304)	28,761	543	—	49,760	(50,030)	270	—

Net cash provided by (used in) financing activities of continuing operations	203,478	28,761	543	232,782	49,816	(50,030)	270	56

Increase (decrease) in cash and cash equivalents	298,709	(651)	226	298,284	(120,184)	(24,740)	842	(144,082)
Cash and cash equivalents, beginning of period	26,802	1,071	2,141	30,014	164,451	27,035	1,170	192,656

Cash and cash equivalents, end of period	$325,511	$420	$2,367	$328,298	$44,267	$2,295	$2,012	$48,574

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” set out below and in our Annual Report on Form 10-K for the year ended December 31, 2005, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2005; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.
I. OVERVIEW
Our Business
      We are a vertically integrated pharmaceutical company that develops, manufactures, markets and sells branded prescription pharmaceutical products. To capitalize on opportunities in the pharmaceutical industry, we seek to develop, in-license, acquire or obtain commercialization rights to novel branded prescription pharmaceutical products in attractive markets.
      Our corporate strategy is focused on three key therapeutic areas: cardiovascular/metabolic, neuroscience, and hospital/acute care products. We believe each of our key therapeutic areas has significant market potential and our organization is aligned accordingly. We work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and prudent product life-cycle management. We also work to achieve organic growth through the successful development of new branded pharmaceutical products. Additionally, we seek to achieve growth through the acquisition or in-licensing of novel branded pharmaceutical products in later stages of development and technologies that have significant market potential that complement our three key therapeutic areas. We may also seek company acquisitions which add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations.
      Utilizing our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in bringing innovative, clinically-differentiated therapies and technologies to market in our key therapeutic areas.

II.	RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005
      The following table summarizes total revenues and cost of revenues by operating segment:

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Total Revenues
Branded pharmaceuticals	$417,620	$321,769
Meridian Medical Technologies	41,284	23,214
Royalties	19,636	18,055
Contract manufacturing	5,695	5,587

Total revenues	$484,235	$368,625
Cost of Revenues
Branded pharmaceuticals	$65,391	$49,657
Meridian Medical Technologies	19,247	10,901
Royalties	2,370	2,249
Contract manufacturing	5,396	9,409

Total cost of revenues	$92,404	$72,216
Gross Profit
Branded pharmaceuticals	$352,229	$272,112
Meridian Medical Technologies	22,037	12,313
Royalties	17,266	15,806
Contract manufacturing	299	(3,822)

Total gross profit	$391,831	$296,409

      The following table summarizes our gross to net sales deductions:

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Gross Sales	$607,859	$466,366
Returns	(702)	(4,438)
Chargebacks	29,390	18,558
Commercial Rebates	56,278	34,718
Medicaid Rebates	8,712	16,861
Medicare Part D Rebates	11,168	—
Trade Discounts/Other	19,028	27,360

	483,985	373,307
Discontinued Operations	(250)	4,682

Net Sales	$484,235	$368,625

      Gross sales were higher in 2006 compared to 2005 primarily due to the effect of higher unit sales as a result of the effect of wholesale inventory reductions of some of our branded pharmaceutical products during 2005, particularly Altace®, and price increases.

      Medicaid rebate expense was lower in 2006 than in 2005 primarily due to the Government shifting persons who were covered by the Medicaid Program to the Medicare Part D Program.
      During January 2006, the Medicare Prescription Drug Improvement and Modernization Act became effective, which provides outpatient prescription drug coverage to senior citizens and certain disabled citizens in the United States. We have contracts with organizations that administer the Medicare Part D Program which require us to pay rebates based on contractual pricing and actual utilization under the plans.
      The following tables provide the activity and ending balances for our significant gross to net categories:

Accrual for Rebates (in thousands):

	2006	2005

Balance at January 1, net of prepaid amounts	$119,914	$172,161
Current provision related to sales made in current period	73,123	55,456
Current provision related to sales made in prior periods	(3,532)	(9,202)
Actual rebates	(109,492)	(77,083)

Balance at March 31, net of prepaid amounts	$80,013	$141,332

Accrual for Returns (in thousands):

	2006	2005

Balance at January 1	$50,902	$122,863
Current provision	(702)	(4,438)
Actual returns	(7,692)	(45,394)

Ending balance at March 31	$42,508	$73,031

Accrual for Chargebacks (in thousands):

	2006	2005

Balance at January 1	$13,153	$27,953
Current provision	29,390	18,558
Actual chargebacks	(25,972)	(22,048)

Ending balance at March 31	$16,571	$24,463

      Our calculation for returns reserves is based on historical sales and return rates over the period which customers have a right of return. We also consider the amount of wholesale and retail inventory levels of our products. Based on data received from our inventory management agreements with our three key wholesale customers, there was a significant reduction of wholesale inventory levels of our products during the first quarter of 2005. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the reserve for returns by approximately $20.0 million and increased net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The “Accrual for Returns,” in the table above reflects this adjustment.
      As a result of the actual returns during the first quarter of 2006, the estimated rate of returns used in the calculation of our returns reserve for some of our products continued to improve. During the first quarter of 2006, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the first quarter of 2006 increased by approximately $1.0 million and royalty expense related to net sales of Skelaxin® increased by approximately $1.0 million. The effect of the change in estimate on first quarter 2006 operating income was, therefore, approximately $6.0 million. The “Accrual for Returns” table above reflects this adjustment.
Branded Pharmaceuticals

	For the Three Months		Change
	Ended March 31,		2006 vs. 2005

	2006	2005	$	%

	(In thousands)
Branded Pharmaceutical revenue:
Altace®	$158,848	$85,697	$73,151	85.4%
Skelaxin®	98,626	71,888	26,738	37.2
Thrombin-JMI®	58,197	63,266	(5,069)	(8.0)
Levoxyl®	30,955	39,971	(9,016)	(22.6)
Sonata®	21,267	19,508	1,759	9.0
Other	49,727	41,439	8,288	20.0

Total revenue	417,620	321,769	95,851	29.8
Cost of Revenues	65,391	49,657	15,734	31.7

Gross Profit Margin	$352,229	$272,112	$80,117	29.4%

      Net sales from branded pharmaceutical products were higher in 2006 than in 2005 primarily due to the effect of higher unit sales as a result of the effect of wholesale inventory reductions of some of our branded pharmaceutical products, particularly Altace®, during the first quarter of 2005, and price increases. These factors were partially offset by the effect of a greater reduction in the returns reserve during 2005, as described above. Based on inventory data provided to us by our key customers, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, and Sonata®, as of March 31, 2006, are at normalized levels. Accordingly, we do not believe net sales of branded pharmaceutical products will continue to increase at the rate experienced in the first quarter of 2006. We estimate that wholesale and retail inventories of our products as of March 31, 2006 represent gross sales of approximately $155.0 million to $175.0 million. For a discussion regarding the potential risk of generic competition for Altace®, Skelaxin®, and Sonata®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Sales of Key Products

Altace®
      Net sales of Altace® were higher in 2006 than in 2005 primarily due to higher unit sales as a result of the effects of wholesale inventory reductions of Altace® in 2005, a reduction in the reserve for returns and other trade discounts in 2006 and price increases. Since we believe that wholesale inventory levels of Altace® are currently normalized, we do not believe Altace® net sales will continue to increase at the rate experienced in the first quarter of 2006. Total prescriptions for Altace® decreased approximately 1% in 2006 from 2005 according to IMS America, Ltd. (“IMS”) monthly prescription data. For a discussion regarding the risk of potential generic competition for Altace®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Skelaxin®
      Net sales of Skelaxin® increased in 2006 from 2005 primarily due to higher unit sales as a result of the effects of wholesale inventory reductions of Skelaxin® in 2005, a reduction in the reserve for returns, government rebates and other trade discounts in 2006, and price increases. Since we believe that wholesale inventory levels of Skelaxin® are currently normalized, we do not believe Skelaxin® net sales will continue to increase at the rate experienced in the first quarter of 2006. Total prescriptions for Skelaxin declined approximately 7% in 2006 from 2005 according to IMS monthly prescription data. The declining prescription trend may not continue at the current rate due to enhanced promotional efforts.
      As previously disclosed, the patents associated with Skelaxin® are the subject of multiple challenges. Under the current circumstances, the continued exclusivity of Skelaxin® is unpredictable and we cannot be certain that the product will remain exclusive for any length of time. For a discussion regarding the risk of potential generic competition for Skelaxin®, please see under the heading “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Thrombin-JMI®
      Net sales of Thrombin-JMI® decreased in 2006 compared to 2005 primarily due to timing of shipments and to an increase in chargebacks and commercial rebates during 2006. The first quarter of 2006 net sales were greater than each of the three previous quarters.

Levoxyl®
      In 2004, the FDA approved certain other levothyroxine sodium products as bioequivalent and therapeutically equivalent to Levoxyl®. Since this time, Levoxyl® has competed in a highly genericized market.
      Net sales of Levoxyl® decreased in 2006 from 2005. During 2005, net sales of Levoxyl® benefited from the reduction in the reserve for returns described above and a reduction in the reserve for rebates, which benefits were partially offset by the effect of wholesale inventory reductions. During 2006, net sales of Levoxyl® benefited from a favorable change in estimate in the product’s reserve for Medicaid rebates as a result of the Medicaid settlement which was final settled and paid during the first quarter of 2006 of approximately $7.0 million. This benefit was substantially offset by increases in Medicaid rebate reserves for other products as a result of the Medicaid settlement. We do not expect this benefit to continue and therefore anticipate lower net sales of Levoxyl® in future quarters. Total prescriptions for Levoxyl® decreased approximately 21% in 2006 from 2005 according to IMS monthly prescription data. We believe total prescriptions will continue to decline due to generic competition.

Sonata®
      Net sales of Sonata® were higher in 2006 than in 2005 primarily due to higher unit sales as a result of the effects of wholesale inventory reductions of Sonata® in 2005 and price increases. Total prescriptions for Sonata® decreased approximately 23% in 2006 from 2005 according to IMS monthly prescription data. The decrease in prescriptions during 2006 was primarily due to increased new competitors that entered the market in 2005. We believe the product’s total prescriptions in 2006 may continue to decrease as another potential new competitor may enter the market during 2006. For a discussion regarding the risk of potential generic competition for Sonata®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Other
      Net sales of other branded pharmaceutical products were higher in 2006 than in 2005 primarily due to the effects of wholesale inventory reductions of other branded pharmaceutical products in 2005. Most of these products are not promoted through our sales force and prescriptions for many of these products are declining. We do not believe net sales of other branded pharmaceutical products will grow from the level of net sales achieved in 2006.

Cost of Revenues
      Cost of revenues from branded pharmaceutical products increased in 2006 compared to 2005 primarily due to the cost of revenues associated with higher unit sales of branded prescription products in 2006.

      As previously disclosed, we anticipate cost of revenues will increase in 2006 compared to 2005 due to additional royalties we will pay on Skelaxin® which began on January 1, 2006.

Meridian Medical Technologies

	For the Three Months		Change
	Ended March 31,		2006 vs. 2005

	2006	2005	$	%

	(In thousands)
Meridian Medical
Technologies revenue	$41,284	$23,214	$18,070	77.8%
Cost of Revenues	19,247	10,901	8,346	76.6

Gross Profit Margin	$22,037	$12,313	$9,724	79.0%

      The increase in revenues from Meridian Medical Technologies was due to increases in revenues from both sales of Epipen® to Dey, L.P. and government sales. Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide. Revenues from Meridian Medical Technologies fluctuate based on buying patterns of Dey, L.P. and the government. We do not believe net sales of Meridian Medical Technologies will continue to grow at the rate experienced in the first quarter of 2006. Total prescriptions for Epipen® in the United States increased approximately 11% in 2006 from 2005 according to IMS monthly prescription data.
      Cost of revenues from Meridian Medical Technologies increased in 2006 primarily due to the cost of revenues associated with higher unit sales.

Royalties

	For the Three Months		Change
	Ended March 31,		2006 vs. 2005

	2006	2005	$	%

	(In thousands)
Royalty revenue	$19,636	$18,055	$1,581	8.8%
Cost of Revenues	2,370	2,249	121	5.4

Gross Profit Margin	$17,266	$15,806	$1,460	9.2%

      Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of these products and, thus, are not able to predict whether revenue from royalties will increase or decrease in 2006. For a discussion regarding the potential risk of generic competition for Adenoscan®, please see “Other Legal Proceedings” included in Note 9 ‘’Contingencies” in Item 1, “Financial Statements.”

Contract Manufacturing

			Change

	For the Three Months
	Ended March 31,		2006 vs. 2005

	2006	2005	$	%

	(In thousands)
Contract manufacturing revenue	$5,695	$5,587	$108	1.9%
Cost of Revenues	5,396	9,409	(4,013)	(42.7)

Gross Profit Margin	$299	$(3,822)	$4,121	—

Operating Costs and Expenses

	For the Three Months		Change
	Ended March 31,		2006 vs. 2005

	2006	2005	$	%

	(In thousands)
Total gross profit	$391,831	$296,409	$95,422	32.2%
Selling, general and administrative	170,343	130,782	39,561	30.2
Research and development	114,882	11,472	103,410	>100.0
Depreciation and amortization	34,365	41,426	(7,061)	(17.0)
Merger, restructuring, and other nonrecurring charges	—	2,023	(2,023)	(100.0)
Gain on sale of products	—	(847)	847	(100.0)

Operating income	$72,241	$111,553	$(39,312)	(35.2)%

Selling, General and Administrative Expenses

	For the Three Months		Change
	Ended March 31,		2006 vs. 2005

	2006	2005	$	%

	(In thousands)
Selling, general and administrative, exclusive of co-promotion fees	$105,054	$92,850	$12,204	13.1%
Mylan transaction costs	—	3,277	(3,277)	(100.0)
Co-promotion fees	65,289	34,655	30,634	88.4

Total selling, general and administrative	$170,343	$130,782	$39,561	30.2%

      Total selling, general and administrative expenses increased in 2006 compared to 2005 primarily due to an increase in co-promotion fees we paid to Wyeth under our Co-Promotion Agreement as a result of higher net sales of Altace® during 2006 as compared to 2005 and an increase in operating expenses associated with sales and marketing. For a discussion regarding the increase in net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.
      Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Our prior period condensed consolidated financial statements have not been restated and therefore do not reflect the recognition of stock-based compensation costs. During the first quarter of 2006, we incurred stock-based compensation costs of $3.9 million, $2.4 million of which is included in selling, general and administrative expenses.
      Selling, general and administrative expense includes the following special items:

•	Charges of $3.0 million and $3.7 million in 2006 and 2005, respectively, primarily due to professional fees related to the now completed investigation of our company by the HHS/OIG, and the partially completed investigation by the SEC. For additional information, please see “Settlement of Governmental Pricing Investigation”, “SEC Investigation” and “Securities and ERISA Litigation” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

•	A charge in the amount of $3.3 million in 2005 for professional fees and expenses related to the terminated merger agreement with Mylan Laboratories, Inc.
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
      As a percentage of total revenues, total selling, general, and administrative expenses were 35.2% in 2006 compared to 35.5% in 2005.

Research and Development Expense

	For the Three Months
	Ended March 31,		Change
			2006 vs. 2005
	2006	2005	$

	(In thousands)
Research and development	$29,882	$11,472	$18,410
Research and development — in process upon acquisition	85,000	—	85,000

Total research and development	$114,882	$11,472	$103,410

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
      Research and development — in process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition, as the projects have not received regulatory approval and have no alternative future use. During 2006 we incurred a charge of $85.0 million for our acquisition of in-process research and development associated with our collaboration with Arrow International Limited and certain of its affiliates, not including Cobalt Pharmaceuticals, Inc. (collectively, “Arrow”) to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of new formulations of ramipril for us; however, under certain conditions, we may manufacture and supply the formulations of ramipril instead. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril. Arrow filed an NDA for a novel formulation of ramipril in January 2006. The success of the project will depend on additional development activities and FDA approval. The estimated costs to complete the project are approximately $3.5 million. We currently anticipate obtaining FDA approval for the novel formulation during 2007 or 2008.

Depreciation and Amortization Expense
      Depreciation and amortization expense decreased in 2006 from 2005 primarily due to completing our amortization of the purchase price associated with the patents relating to Skelaxin® in the second quarter of 2005.
      As of March 31, 2006, the net intangible assets associated with Intal®, Tilade®, and Synercid® totaled approximately $191.3 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write-off a portion or all of these intangible assets.

      Certain generic pharmaceutical companies have challenged patents on Altace®, Skelaxin®, and Sonata®. For additional information, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.” If generic versions of Altace®, Skelaxin® or Sonata® enter the market, we may have to write-off a portion or all of the intangible assets associated with these products.
      Our Rochester, Michigan facility manufactures products for us and various third-parties. As of March 31, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding that associated with the production of Bicillin®, was $64.7 million. Overall production volume at this facility declined in recent years. We are currently transferring to this facility the manufacture of certain products that are currently manufactured by us at other facilities or for us by third parties. These transfers should increase production and cash flow at the Rochester facility. We currently believe that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if we are not successful in transferring additional production to the Rochester facility, we may have to write-off a portion of the property, plant, equipment associated with this facility.
      The net book value of some of our manufacturing facilities currently exceeds fair market value. We currently believe that the long-term assets associated with these facilities are not impaired based on estimated undiscounted future cash flows. However, if we were to approve a plan to sell or close any of the facilities for which the carrying value exceeds fair market value, we would have to write off a portion of the assets, or reduce the estimated useful life of the assets, which would accelerate depreciation.

Other Operating Expenses
      In addition to the special items described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $1.2 million during 2005. These other special items included the following:

•	Restructuring charges in the amount of $2.0 million in 2005 primarily due to a decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies’ business.

•	Gain of $0.8 million in 2005 primarily due to the sale of some of our assets.
Non-Operating Items

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Interest income	$5,960	$2,277
Interest expense	(2,984)	(2,701)
Loss on investment	—	(6,853)
Gain on early extinguishment of debt	1,022	—
Other, net	(510)	(249)

Total other income (expense)	3,488	(7,526)
Income tax expense	24,894	36,922
Discontinued operations	(158)	2,950

Other Income (Expense)
      Interest income increased during 2006 compared to 2005 primarily due to an increase in interest rates and a higher total balance of cash, cash equivalents and investments in debt securities in 2006.

      Special items affecting other income (expense) included the following:

•	A charge of $6.9 million in 2005 related to our investment in Novavax, Inc. We sold our investment in Novavax, Inc. during the third quarter of 2005.

•	Income of $1.0 million during 2006 resulting from the early retirement of $165.0 million of our 2 3/4 % Convertible Debentures due November 15, 2021.

Income Tax Expense
      During 2006, our effective income tax rate for continuing operations was 32.9%. This rate differs from the federal statutory rate of 35% due to tax benefits related to charitable contributions of inventory, tax-exempt interest income, domestic manufacturing and the effect of special items during the first quarter 2006, which benefits were partially offset by state taxes.
      During 2005, our effective income tax rate for continuing operations was 35.5%.

Discontinued Operations
      During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette®, which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations. Accordingly, all net sales, cost of revenues, selling, general and administrative costs, amortization and other operating costs associated with Prefest® and Nordette® are included in discontinued operations in 2006 and 2005. Discontinued operations during 2006 and 2005 are primarily due to changes in estimated reserves for returns and rebates.
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
      On March 1, 2006, we acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.6 million. As an additional component of the purchase price, we will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. The aggregate of these payments will not exceed $13.2 million. During the first quarter of 2006, the accrued earn-out equaled $0.2 million and intangible assets was increased by that same amount.
      On February 12, 2006, we entered into a collaboration with Arrow to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future NDAs regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will be responsible for the manufacture and supply of the new formulations of ramipril for us; however, under certain conditions we may manufacture and supply the formulations of ramipril instead.

      Upon execution of the agreements, we made an initial payment to Arrow of $35.0 million. Arrow will also receive payments from us of $50.0 million based on the timing of certain events and could receive an additional $25.0 million based on the fulfillment of certain conditions. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.
      We entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”) an affiliate of Arrow, whereby Cobalt will have the non-exclusive right to distribute a generic version of our currently marketed Altace® product in the U.S. market, which would be supplied by us.
      In December 2005, we entered into a cross-license agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty may increase depending on the achievement of certain regulatory and commercial milestones. The royalty we pay to Mutual is in addition to the royalty we pay to Elan on our current formulation of metaxalone, which we refer to as “Skelaxin®” which is a part of our branded pharmaceutical segment.
      During the fourth quarter of 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and other abuse-deterrent opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. Under the strategic alliance, we made an upfront cash payment of $150.0 million to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $150.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-deterrent opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million over four years. After regulatory approval and commercialization of Remoxytm or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.
      In August 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide, which we formerly referred to as PT-141, for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million upon achieving certain development and regulatory approval targets, $10.0 million of which was paid during 2005. Following regulatory approval and commercialization of bremelanotide, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.
      Elan was working to develop a modified release formulation of Sonata®, which we refer to as Sonata® MR, pursuant to an agreement we had with them which we refer to as the Sonata® MR Development Agreement. In early 2005, we advised Elan that we considered the Sonata® MR Development Agreement terminated. On August 26, 2005, Elan filed a request for mediation pursuant to the terms of the Sonata® MR Development Agreement. We participated in mediation with Elan in early 2006, which did not result in an agreed resolution. The Sonata® MR Development Agreement requires us to pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®. We believe these milestones have not been and cannot in the future be achieved.
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

Settlement of Governmental Pricing Investigation
      On October 31, 2005, we entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”), and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “2005 State Settlement Agreements”). On March 6, 2006, we entered into a definitive settlement agreement with the remaining state on substantially the same terms as the other state settlements (this most recent state settlement, the Federal Settlement Agreement and the 2005 State Settlement Agreements are collectively referred to as the “Settlement Agreements”). Consummation of the Federal Settlement Agreement and some state Settlement Agreements was subject to court approval, which was granted by the United States District Court for the Eastern District of Pennsylvania (“District Court”) during the first quarter of 2006.
      During the first quarter of 2006, we paid approximately $129.3 million, comprising (i) all amounts due under each of the Settlement Agreements and (ii) all our obligations to reimburse other parties for expenses related to the settlement, including the previously disclosed legal fees of approximately $0.8 million and the previously disclosed settlement costs of approximately $1.0 million.
      The individual purportedly acting as a “relator” under the False Claims Act has appealed certain decisions of the District Court relating to the relator’s dispute with certain states over a potential share award. Any share award would be paid solely by the government and would not affect the amount paid by us pursuant to the Settlement Agreements. Consequently, we believe the reversal of any such decision or decisions would not have a material effect on us.
      In addition to the Settlement Agreements, we have entered into a five-year corporate integrity agreement with HHS/OIG (the “Corporate Integrity Agreement”) pursuant to which we are required, among other things, to keep in place our current compliance program, to provide periodic reports to HHS/OIG and to submit to audits relating to our Medicaid rebate calculations.
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

SEC Investigation
      As previously reported, the Securities and Exchange Commission (“SEC”) has also been conducting an investigation relating to our underpayments to governmental programs, as well as into our previously disclosed errors relating to reserves for product returns. While the SEC’s investigation is continuing with respect to the product returns issue, the Staff of the SEC has advised us that it has determined not to recommend enforcement action against us with respect to the aforementioned governmental pricing matter. The Staff of the SEC notified us of this determination pursuant to the final paragraph of Securities Act Release 5310. Although the SEC could still consider charges against individuals in connection with the governmental pricing matter, we do not believe that any governmental unit with authority to assert criminal charges is considering any charges of that kind.

      We continue to cooperate with the SEC’s ongoing investigation. Based on all information currently available to us, we do not anticipate that the results of the SEC’s ongoing investigation will have a material adverse effect on us, including by virtue of any obligations to indemnify current or former officers and directors.

Securities Litigation
      Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against King, our directors, former directors, executive officers, former executive officers, our subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. Plaintiffs in these actions unsuccessfully moved to remand these two cases back to Tennessee state court. These two actions therefore remain part of the consolidated action. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that King, through some of our executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning its business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants filed motions to dismiss the consolidated amended complaint.
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
      In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. The parties have not yet completed the negotiation and execution of a definitive settlement agreement, and no assurance can be given that such an agreement will be reached. Further, any such agreement will be subject to approval by the court.
      We have estimated a probable loss contingency for the class action lawsuit described above. We believe this loss contingency will be paid on behalf of us by our insurance carriers. Accordingly, we previously recorded a liability and a receivable for this amount, which are classified in accrued expenses and prepaid and other current assets, respectively, in our consolidated financial statement.
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
      In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff voluntarily dismissed the case.
      We are unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, or if any governmental sanctions are imposed in excess of those described above, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the government investigations and defending us in the pending litigation has resulted, and could continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

Patent Challenges
      Certain manufacturers of generic pharmaceutical products have challenged patents on Altace®, Skelaxin®, Sonata® and Adenoscan®. For additional information, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.” If a generic version of Altace®, Skelaxin®, Sonata® or Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Cash Flows

Operating Activities

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Net cash (used in) provided by operating activities	$(5,592)	$23,503
      Our net cash from operations was lower in 2006 than in 2005 primarily due to changes in working capital which are outlined below, and an increase in the co-promotion fees. These decreases were partially offset by an increase in the gross profit margin driven by an increase in net sales of branded pharmaceutical products. The decrease caused by changes in working capital was driven by the payment of $129.3 million associated with the “Settlement Agreements” described in the section entitled “Settlement of Government Pricing Investigation” above. Please see the section entitled “Results of Operations” for a discussion of net sales, and co-promotion fees.

      The following table summarizes the changes in operating assets and liabilities and deferred taxes that occurred during the three months ending March 31, 2006 and 2005 and the corresponding effect on cash flows from operations:

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Accounts receivable, net of allowance	$(44,588)	$(25,657)
Inventories	10,807	19,004
Prepaid expenses and other current assets	(22,750)	(2,844)
Accounts payable	(14,730)	(47,501)
Accrued expenses and other liabilities	(128,460)	(71,062)
Income taxes payable	53,021	13,168
Deferred revenue	(2,273)	(2,273)
Other assets	(3,579)	(98)
Deferred taxes	(27,295)	25,053

Total changes from operating assets and liabilities and deferred taxes	$(179,847)	$(92,210)

Investing Activities

	For the Three Months
	Ended March 31,

	2006	2005

	(In thousands)
Net cash provided by (used in) investing activities	$71,094	$(167,641)
      Investing activities in 2006 were driven by transfers from restricted cash of $130.3 million due to the payment associated with the “Settlement Agreements” noted above in cash flows from operating activities. We made payments totaling $58.9 million for our collaboration agreement with Arrow and certain of its affiliates and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $8.8 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally in the first quarter 2006, our net investments in debt securities were $8.5 million.
      Investing activities in 2005 were driven by our net investments in debt securities of $150.6 million. Capital expenditures during 2005 totaled $9.1 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally in 2005, we transferred $8.0 million to restricted cash primarily related to product liability insurance.
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

Financing Activities

	2006	2005

	(In thousands)
Net cash provided by financing activities	$232,782	$56

      During 2006, we issued $400.0 million of 1 1/4% Convertible Senior Notes due April 1, 2026 and repurchased a portion of our outstanding 2 3/4 % Convertible Debentures due November 15, 2021 for $163.4 million.

Certain Indebtedness and Other Matters
      During the first quarter of 2006, we issued $400.0 million of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of our domestic subsidiaries on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, we will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.
      On or after April 5, 2013, we may redeem for cash some or all of the Notes at any time at a price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest, and liquidated damages, if any, to but excluding the date fixed for redemption. Holders may require us to purchase for cash some or all of their Notes on April 1, 2013, April 1, 2016 and April 1, 2021, or upon the occurrence of a fundamental change, at 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest, and liquidated damages, if any, to but excluding the purchase date.
      During the fourth quarter of 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, we repurchased $165.0 million of the Debentures prior to maturity. As of March 31, 2006, we had outstanding $180.0 million of these Debentures. Holders may require us to repurchase for cash all or part of these Debentures on November 15, 2006, November 15, 2011, and November 15, 2016 at a price equal to 100% of the principal amount of the Debentures plus accrued interest up to, but not including, the date of repurchase. As of March 31, 2006, we have classified the Debentures as a current liability due to the right the holders have to require us to repurchase the Debentures on November 15, 2006. On April 28, 2006, we commenced a tender offer to purchase any and all outstanding Debentures at a purchase price of $996.25 for each $1,000.00 principal amount, for an aggregate payment of approximately $179.3 million if the maximum amount of Debentures is purchased. We anticipate that we will purchase Debentures tendered in the tender offer by utilizing our cash on hand, including a portion of the net proceeds we received from the issuance of the Notes. The tender offer is subject to customary conditions and will expire, unless extended or terminated, on May 26, 2006. Alternatively, we may elect to repurchase some or all of the Debentures by negotiation with Debenture holders, or a buy-back program, prior to November 15, 2006. The Debentures accrue interest at an initial rate of 2 3/4% which will be reset (but not below 2 3/4% or above 4 1/4%) on May 15, 2006.
      We also had available as of March 31, 2006 up to $399.0 million under a five-year senior secured revolving credit facility that we established in April 2002. The facility is collateralized in general by all of our real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of March 31, 2006, we were in compliance with these covenants. As of March 31, 2006, we had $1.0 million outstanding for letters of credit under this facility.
      On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of March 31, 2006, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

Impact of Inflation
      We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from sales growth negating most inflationary pressures.

Recently Issued Accounting Standards
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), “Share-based Payment,” (SFAS No. 123(R)) that requires us to expense costs related to share-based payment transactions with employees. We implemented SFAS No. 123(R) effective January 1, 2006 using the modified prospective application transition method and recorded expenses of approximately $3.9 million during the first quarter of 2006 as a result of the implementation. See Note 2 “Stock-based Compensation” in Item 1, “Financial Statements,” for additional information.
      In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires certain production overhead costs to be allocated to inventory based upon the normal capacity of the manufacturing facility. When our manufacturing facilities are operating below their normal capacity, unfavorable variances cannot be allocated to inventory and must be expensed in the period in which they are incurred. Normal capacity is not defined as full capacity by SFAS No. 151. SFAS No. 151 provided guidance that normal capacity refers to a range of production levels expected to be achieved over a number of periods or seasons under normal circumstances. We believe each of our operating facilities are currently operating at levels considered to be “normal capacity” as defined by SFAS No. 151 as these plants have operated at their current levels for a number of periods and are expected to continue to operate within a range of this normal capacity in the foreseeable future. Accordingly, the adoption of SFAS No. 151, as of January 1, 2006, did not have an effect on our financial statements.
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
      Other significant estimates include accruals for Medicaid, Medicare, and other rebates, returns and chargebacks, allowances for doubtful accounts and estimates used in applying the revenue recognition policy and accounting for the Co-Promotion Agreement with Wyeth.
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

      The gross carrying amount and accumulated amortization as of March 31, 2006 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value

	(In thousands)
Branded
Altace®	$276,150	$73,891	$202,259
Other Cardiovascular/metabolic	80,770	39,953	40,817

Cardiovascular/metabolic	356,920	113,844	243,076
Intal®	106,192	16,766	89,426
Other Hospital/acute care	191,393	48,103	143,290

Hospital/acute care	297,585	64,869	232,716
Skelaxin®	203,015	36,518	166,497
Sonata®	23,146	23,146	—

Neuroscience	226,161	59,664	166,497
Other	144,675	55,893	88,782

Total Branded	1,025,341	294,270	731,071
Meridian Medical Technologies	170,302	18,694	151,608
Royalties	2,470	2,093	377
Contract manufacturing	—	—	—
All other	—	—	—

Total trademark and product rights	$1,198,113	$315,057	$883,056

      The amounts for impairments and amortization expense and the amortization period used for the three months ended March 31, 2006 and 2005 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005

		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense

	(In thousands)			(In thousands)
Branded
Altace®	$—	$3,677	21	$—	$3,225
Other Cardiovascular/metabolic	—	1,823		—	1,876

Cardiovascular/metabolic	—	5,500		—	5,101
Intal®	—	1,902	15	—	1,361
Other Hospital/acute care	—	3,402	—	—	2,897

Hospital/acute care	—	5,304		—	4,258
Skelaxin®	—	3,887	13.5	—	3,887
Sonata®	—	—	—	—	2,993

Neuroscience	—	3,887		—	6,880
Other	—	2,060		—	1,322

Total Branded	—	16,751		—	17,561
Meridian Medical Technologies	—	1,494		—	1,291
Royalties	—	11		—	11
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$—	$18,256		$—	$18,863

      The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at March 31, 2006

Trademark &
	Patent	Product Rights

Altace®	3 years 1 month	13 years 9 months
Skelaxin®	—	10 years 9 months
Sonata®	9 months	—
Intal®	—	11 years 9 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare, and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

Our product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily on historical sales and return rates. We also consider the level of inventory of our products in the distribution channel. We base our estimate of our Medicaid rebate, Medicare rebate, and commercial rebate accruals on estimates of usage by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our commercial and regulatory rebate obligations. We base our estimate of our chargeback accrual on our estimates of the level of inventory of our products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based on data provided by our three key wholesalers under inventory management agreements.

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

RISK FACTORS
      You should carefully consider the risks described below and the other information contained in this report, including our unaudited consolidated financial statements and related notes. You should also consider the information contained in our annual report on Form 10-K for the year ended December 31, 2005, including our audited consolidated financial statements and related notes. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations. If any of the adverse events described in this “Risk Factors” section or other sections of this report or our annual report on Form 10-K for the year ended December 31, 2005 actually occurs, our business, results of operations and financial condition could be materially adversely affected, the trading price, if any, of our securities could decline and you might lose all or part of your investment.
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
      Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book”; United States Patent No. 5,061,722 (the “ ’722 patent”), a composition-of-matter patent, and United States Patent No. 5,403,856 (the “ ’856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt filed a Paragraph IV certification alleging invalidity of the ’722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003, in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provided us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ’856 patent. The court’s decision does not affect Cobalt’s infringement of the ’722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the court granted dismissal.
      Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, we filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. Trial is currently scheduled to begin in that action on June 6, 2006.

      We intend to vigorously enforce our rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of March 31, 2006, we had net intangible assets related to Altace® of $240.1 million. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the patent intangible assets and the other intangible assets associated with this product.
      Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co. (“Mutual”), Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ’128 patent”) and 6,683,102 (the “ ’102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 patent and the ’102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, in the District Court for the Eastern District of New York concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30 month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30 month stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg product expired May 2005. We intend to vigorously enforce our rights under the ’128 and ’102 patents to the full extent of the law.
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
      On March 12, 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, we submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. Discussions with the FDA concerning appropriate labeling are ongoing. CorePharma, Mutual and we have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior Petition for Stay, supplement, and opposition to King’s Citizen Petition.
      If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot provide any assurance regarding the degree to which this strategy will be successful, if at all. As of March 31, 2006, we had net intangible assets related to Skelaxin® of $166.5 million. If demand for Skelaxin® declines below current expectations, we may have to write off a portion or all of these intangible assets.
      Sicor Pharmaceuticals, Inc. (“Sicor”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “ ’877 patent”) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the revenues from our royalties segment is derived from Astellas from its net sales of Adenoscan®. Sicor has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. We and Astellas filed suit against Sicor and its parents/ affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Sicor’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. We do not expect trial to begin before February 2007. We intend to vigorously enforce our rights under the ’877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
      Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the validity and enforceability of U.S. Patent 4,626,538 (the “ ’538 patent”) listed in the Orange Book which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ’538 patent. As of March 31, 2006, we had net intangible assets related to Sonata® of $9.5 million. If a generic form of Sonata® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.
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
      Subsequent to the announcement of the SEC investigation described in “SEC Investigation” included in Note 9, “Contingencies,” in Item 1, “Financial Statements,” beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, former directors, our executive officers, former executive officers, a subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934 in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003, alleging that we, through some of our executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning our business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants filed motions to dismiss the consolidated amended complaint.
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
      In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. The parties have not yet completed the negotiation and execution of a definitive settlement agreement, and no assurance can be given that such an agreement will be reached. Further, any such agreement will be subject to approval by the court.
      We have estimated a probable loss contingency for the class action lawsuit described above. We believe this loss contingency will be paid on behalf of us by our insurance carriers. Accordingly, we previously recorded a liability and a receivable for this amount, which are classified in accrued expenses and prepaid and other current assets, respectively, in our consolidated financial statements.
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
      In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff voluntarily dismissed the case.

      The SEC investigation of our previously disclosed errors relating to reserves for product returns is continuing, and it is possible that this investigation could result in the SEC’s imposing fines or other sanctions on us.
      We are unable currently to predict the outcome or reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, or if any governmental sanctions are imposed in excess of those described above, neither of which we can predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Responding to the SEC investigation and defending us in the pending litigation has resulted, and could continue to result, in a significant diversion of management’s attention and resources and is likely to require the payment of additional professional fees.

We have entered into agreements with manufacturers and/or distributors of generic pharmaceutical products with whom we are presently engaged, or have previously been engaged in litigation, and these agreements could subject us to claims that we have violated federal and/or state anti-trust laws.
      We have negotiated and entered into a number of agreements with manufacturers and/or distributors of generic pharmaceutical products, some of whom are presently engaged or have previously been engaged in litigation with us. Governmental and/or private parties may allege that these arrangements violate applicable state or federal anti-trust laws. Alternatively, courts could interpret these laws in a manner contrary to current understandings of such laws. If a court or other governmental body were to conclude that a violation of these laws had occurred, any liability based on such a finding could be material and adverse and could be preceded or followed by private litigation such as class action litigation.

We cannot assure you that we will be able to comply with the terms and conditions of our corporate integrity agreement with the Office of Inspector General of the United States Department of Health and Human Services.
      In October 2005, as part of our settlement of the government pricing investigation of our company “Settlement of Governmental Pricing Investigation” in Note 9, “Contingencies,” in Item 1, “Financial Statements,” we entered into a five-year corporate integrity agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”). The purpose of the CIA, which applies to all of our U.S. subsidiaries and employees, is to promote compliance with the federal health care and procurement programs in which we participate, including the Medicaid Drug Rebate Program, the Medicare Program, the 340B Drug Pricing Program, and the Veterans Administration Pricing Program.
      In addition to the challenges associated with complying with the regulations applicable to each of these programs (as discussed below), we are required, among other things, to keep in place our current compliance program, provide specified training to employees, retain an independent review organization to conduct periodic audits of our Medicaid Rebate calculations and our automated systems, processes, policies and practices related to government pricing calculations, and to provide periodic reports to HHS/OIG.
      Implementing the broad array of processes, policies, and procedures necessary to comply with the CIA has required, and is expected to continue to require a significant portion of management’s attention as well as the application of significant resources.
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
      Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, Sonata® and royalty revenues for the last twelve months ended March 31, 2006 accounted for 33.2%, 19.7%, 11.4%, 6.9%, 4.5% and 4.2% of our total revenues from continuing operations, respectively, or 79.9% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. However, the agreements associated with some sources of royalty income may be terminated upon short notice and without cause or may be subject to substantial competition in the near future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
      As of March 31, 2006, we had $1.1 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge.

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
      Development projects, including those in which we have collaboration agreements with third parties, include the following:

•	Remoxytm, an investigational drug for the treatment of severe to chronic pain;

•	binodenoson, a myocardial pharmacologic stress imaging agent;

•	Vanquixtm, a diazepam-filled auto-injector;

•	bremelanotide, (which we previously referred to as PT-141), an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction;

•	MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	T-62, an investigational drug for the treatment of neuropathic pain;

•	a new inhaler for Intal® using the alternative propellant hydrofluoroalkane (“HFA”) for which the FDA has issued an approvable letter;

•	a potential new formulation of metaxalone;

•	a novel formulation of ramipril for which an NDA is pending;

•	an Altace®/diuretic combination product; and

•	a program to evaluate the safety and efficacy of Altace® in children.
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
      If we are not successful in the development or licensing of new products already in development, including obtaining any necessary FDA approvals, our business, financial condition, and results of operations could be materially adversely affected.
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
      The integration into our business of in-licensed or acquired assets or businesses, as well as the coordination and collaboration of development, sales and marketing efforts with third parties, requires significant management attention and may require the further expansion of our support personnel, sales force and other human resources. In order to manage our in-license and acquisition activity effectively, we must maintain adequate operational, financial and management information systems, integrate the systems that we acquire into our existing systems, and ensure that the acquired systems meet our standards for internal control over financial reporting. Our future success will also depend in part on our ability to hire, retain and motivate qualified employees to manage expanded operations efficiently and in accordance with applicable regulatory standards. If we cannot manage our third-party collaborations and integrate in-licensed and acquired assets successfully, or, if we do not establish and maintain an appropriate administrative, support and control infrastructure to support these activities, this could have a material adverse effect on our business, financial condition, results of operations and cash flows and on our ability to make the necessary certifications with respect to our internal controls.

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
      We manufacture or jointly manufacture with third parties many of our products in facilities we own and operate. These products include Altace®, Thrombin-JMI® and Levoxyl®, which together represented approximately 51.5% of our revenues for the last twelve months ended March 31, 2006. Many of our production processes are complex and require specialized and expensive equipment. If we are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. In the event of an interruption, we may not be able to distribute our products as planned. Furthermore, growing demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers, which could adversely impact our ability to produce and distribute our products. We cannot assure you that we would be able to arrange for third parties to manufacture our products in a timely manner or at all. In addition, our manufacturing output may be interrupted by power outages, supply shortages, accidents, natural disasters or other disruptions. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.
      Many of our product lines, including Altace®, Skelaxin®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured in part or entirely by third parties. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products would be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.
      We have nearly completed construction of facilities to produce Bicillin® at our Rochester, Michigan location. The third-party manufacturer that produced Bicillin® for us closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand while we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended March 31, 2006, net sales of Bicillin® were $48.7 million, representing 2.6% of our total revenues.
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
      Similar to other pharmaceutical companies, our principal customers are primarily wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers accounted for approximately 69% of our gross sales and a significant portion of our accounts receivable for the fiscal year ended December 31, 2005. The insolvency of any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our wholly owned subsidiary, King Pharmaceuticals Research and Development, Inc., successor to Jones Pharma Incorporated, is a defendant in litigation which is currently being handled by its insurance carriers. Should this coverage be inadequate or subsequently denied or were we to lose some of these lawsuits, our results of operations could be adversely affected.
      Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. Claims include product liability, breach of warranty, misrepresentation and negligence. The actions have been filed in various state and federal jurisdictions throughout the United States. A multi-district litigation (“MDL”) court has been established in Philadelphia, Pennsylvania, In re Fen-Phen Litigation. They seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested the product.
      Our wholly-owned subsidiary King Pharmaceuticals Research and Development, Inc. (“King Research and Development”) is a defendant in approximately 140 multi-plaintiff (1,674 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma, Inc. (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones has filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.
      King Research and Development denies any liability incident to the distribution of Obenix® or Jones’ generic phentermine product and intends to pursue all defenses available to it. King Research and Development’s insurance carriers are currently defending King Research and Development in these lawsuits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. As a result of the manufacturers of the fenfluramine and dexfenfluramine settlements, King Research and Development has routinely received voluntarily dismissals without the payment of settlement proceeds. In the event that King Research and Development’s insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to resume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.
      While we cannot predict the outcome of these lawsuits, management believes that the claims against King Research and Development are without merit and intends to vigorously pursue all defenses available.

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
      For the twelve months ended March 31, 2006, our product Thrombin-JMI® accounted for 11.4% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).
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
      Our Co-Promotion Agreement with Wyeth results in our having less control over the promotion of Altace® than we would have in the absence of the Agreement. Further, we believe that we may realize more operating income from the sale of Altace® if the Agreement were terminated. Because of these factors, among others, as well as contractual disputes existing between Wyeth and us, we have sought, and may continue to seek, the termination of the Agreement.
      Should Wyeth reduce the resources dedicated to the marketing of Altace®, or should the Co-Promotion Agreement be terminated, then we may need to increase our marketing and sales expenditures to ensure that appropriate resources are devoted to Altace®, which would require substantial time, effort and resources. Additionally, we may not be able to locate, contract, recruit and/or retain appropriate sales and marketing resources or enter into any necessary collaborative arrangement. Any significant reduction in the sales and marketing resources devoted to Altace® could have a material adverse effect on sales of Altace® and on our business, financial conditions, results of operations and cash flows.

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

      The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require withdrawal of an approved marketing application for any drug product marketed if new information reveals questions about a drug’s safety or efficacy. All drugs must be manufactured in conformity with current Good Manufacturing Practices and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.
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

      Product recalls or product field alerts may be issued at our discretion or at the discretion of the FDA, other government agencies or other companies having regulatory authority for pharmaceutical product sales. From time to time, we may recall products for various reasons, including failure of our products to maintain their stability through their expiration dates. Any recall or product field alert has the potential of damaging the reputation of the product or our reputation. To date, these recalls have not been significant and have not had a material adverse effect on our business, financial condition, results of operations or cash flows. However, we cannot assure you that the number and significance of recalls will not increase in the future. Any significant recalls could materially affect our sales and the prescription trends for the products and damage the reputation of the products or our reputation. In these cases, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Any reduction in reimbursement levels by managed care organizations or other third-party payors may have an adverse effect on our revenues.
      Commercial success in producing, marketing and selling branded prescription pharmaceutical products depends, in part, on the availability of adequate reimbursement from third-party health care payors, such as the government, private health insurers and managed care organizations. Third-party payors are increasingly challenging whether to reimburse certain pharmaceutical products and medical services. For example, many managed health care organizations limit reimbursement of pharmaceutical products. These limits may take the form of formularies with differential co-pay tiers. The resulting competition among pharmaceutical companies to maximize their product reimbursement has generally reduced growth in average selling prices across the industry. We cannot assure you that our products will be appropriately reimbursed or included on the formulary lists of managed care organizations or any or all Medicare Part D plans, or that downward pricing pressures in the industry generally will not negatively impact our operations.
      The commercial success of some of our products depends, in part, on whether third-party reimbursement is available for the use of our products by hospitals, clinics, doctors, pharmacies and patients. Third-party payors include state and federal governments, under programs such as Medicaid and other entitlement programs, as well as managed care organizations, private insurance plans and health maintenance organizations. Because of the growing size of the patient population covered by third-party reimbursement, it is important to our business that we market our products to reimbursers that serve many of these organizations. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers, retail pharmacies and prescribing physicians. Managed care organizations and other third-party payors try to negotiate the pricing of products to control their costs. Managed care organizations and pharmacy benefit managers typically develop reimbursement coverage strategies, including formularies, to reduce their cost for medications. Formularies can be based on the prices and/or therapeutic benefits of the available products. Due to their lower costs, generics receive more favorable reimbursement. The breadth of the products reimbursed varies considerably from one managed care organization to another, and many formularies include alternative and competitive products or therapies for treatment of particular medical conditions. Denial of a product from reimbursement can lead to its sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.
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
      A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products, importation and reimportation of prescription products from countries outside the United States and changes in the levels at which pharmaceutical companies are reimbursed for sales of their products, have been proposed. While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, these proposals, as well as the adoption of any other proposals, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, in 2000, Congress directed the FDA to adopt regulations allowing the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs were sold at a lower price. Although the Secretary of Health and Human Services has refused to implement this directive, in July 2003 the House of Representatives passed a similar bill that does not require the Secretary of Health and Human Services to act. The reimportation bills have not yet resulted in any new laws or regulations; however, these and other initiatives could decrease the price we receive for our products. Additionally, sales of our products in the United States could be adversely affected by the importation of products that some may deem to be equivalent to ours that are manufactured by others and are available outside the United States. Many states have implemented or are in the process of implementing regulations requiring pharmaceutical companies to provide them with certain marketing and pricing information. While we intend to comply with these regulations, we are unable at this time to predict or estimate the effect of these regulations, if any.
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
      The Deficit Reduction Act of 2005 added provisions to the Medicaid Rebate Program that will modify the formulas used in the rebate calculations, the frequency with which they must be performed, the manner in which sales of authorized generic products are considered in the calculations, and other matters. These changes may have the effect of increasing our Medicaid Rebate expense, but we cannot yet estimate the precise financial effect.

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
      Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the timeliness and accuracy of wholesale inventory data provided by our customers;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	expectations regarding the repurchase of our 2 3/4 % Convertible Debentures due November 21, 2021;

•	the development, approval and successful commercialization of Remoxytm, an investigational drug for the treatment of moderate-to-severe chronic pain; binodenoson, our next generation cardiac pharmacologic stress-imaging agent; bremelanotide, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; T-62, an investigational drug for the treatment of neuropathic pain; MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers; the development of a new formulation of Skelaxin®; pre-clinical programs; and product life-cycle development projects;

•	the development, approval and successful commercialization of a diazepam-filled auto-injector, new inhaler for Intal® and Tilade® using the alternative propellant HFA, and an Altace®/diuretic combination product;

•	our successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to our diazepam-filled auto-injector and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	products developed, acquired or in-licensed that may be commercialized;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC and Office of Inspector General investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.
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
      As of March 31, 2006, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2005.
      We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method.
      The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. In addition, the fair value of our convertible debentures is affected by our stock price.

Item 4.	Controls and Procedures
      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.
      During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
      The information required by this Item is incorporated by reference to Note 9 to the condensed consolidated financial statements included elsewhere in this report.

Item 1A.	Risk Factors
      The information required by this item is incorporated by reference to Item 2 of Part I of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 6.	Exhibits

Exhibit
Number			Description

10	.1†	—	Generic Distribution Agreement by and between King Pharmaceuticals, Inc. and Cobalt Pharmaceuticals, Inc., dated as of February 12, 2006.
10	.2†	—	Product Supply Agreement by and among King Pharmaceuticals, Inc., Selamine Limited, Robin Hood Holdings Limited and Arrow Pharm Malta Limited, dated as of February 12, 2006.
10	.3†	—	Ramipril Application License Agreement by and among King Pharmaceuticals, Inc., Arrow International Limited and Robin Hood Holdings Limited, dated as of February 12, 2006.
10	.4†	—	Ramipril Patent License Agreement by and among King Pharmaceuticals, Inc., Selamine Limited and Robin Hood Holdings Limited, dated as of February 12, 2006.
10.5		—	Dismissal Agreement by and among King Pharmaceuticals, Inc., Cobalt Pharmaceuticals, Inc. and Aventis Pharma Deutschland GmbH, dated as of February 27, 2006.
10	.6†	—	Amended and Restated U.S. Product Manufacturing Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated as of February 27, 2006.
10.7		—	First Amendment to the U.S. Product Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC, dated as of February 27, 2006.
10	.8*	—	Form of Long-Term Performance Unit Award Agreement — One Year Performance Cycle
10	.9*	—	Form of Long-Term Performance Unit Award Agreement — Three Year Performance Cycle
31.1		—	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

*	Denotes management contract or compensatory plan or arrangement.

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By: /s/ BRIAN A. MARKISON

Brian A. Markison
President and Chief Executive Officer
Date: May 9, 2006

By: /s/ JOSEPH SQUICCIARINO

Joseph Squicciarino
Chief Financial Officer
Date: May 9, 2006