Form 10-Q
period 2006-06-30
KING PHARMACEUTICALS INC
filed 2006-08-09
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of Registrant’s common stock as of August 7, 2006: 243,097,315

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$23,881	$30,014
Investments in debt securities	778,628	494,663
Restricted cash	—	130,400
Accounts receivable, net of allowance for doubtful accounts of $11,312 and $12,280, respectively	262,956	223,581
Inventories	206,076	228,063
Deferred income tax assets	75,695	81,777
Prepaid expenses and other current assets	88,002	59,291

Total current assets	1,435,238	1,247,789

Property, plant and equipment, net	302,513	302,474
Intangible assets, net	947,015	967,194
Goodwill	121,152	121,152
Marketable securities	11,351	18,502
Deferred income tax assets	270,118	231,032
Other assets (includes restricted cash of $15,655 and $14,129, respectively)	92,374	77,099

Total assets	$3,179,761	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,040	$84,539
Accrued expenses	483,935	519,620
Income taxes payable	55,834	22,301
Current portion of long-term debt	4,257	345,000

Total current liabilities	614,066	971,460

Long-term debt	400,000	—
Other liabilities	19,128	20,360

Total liabilities	1,033,194	991,820

Commitments and contingencies (Note 9)
Shareholders’ equity	2,146,567	1,973,422

Total liabilities and shareholders’ equity	$3,179,761	$2,965,242

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues:
Net sales	$478,560	$443,361	$943,159	$793,931
Royalty revenue	21,085	19,578	40,721	37,633

Total revenues	499,645	462,939	983,880	831,564

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	107,048	91,204	199,452	163,420

Selling, general and administrative, exclusive of co-promotion fees	107,126	101,423	212,180	194,273
Mylan transaction costs	—	155	—	3,432
Co-promotion fees	47,032	57,587	112,321	92,242

Total selling, general and administrative expense	154,158	159,165	324,501	289,947

Research and development	34,630	17,500	64,512	28,972
Research and development-in process upon acquisition	—	—	85,000	—

Total research and development	34,630	17,500	149,512	28,972

Depreciation and amortization	38,547	39,920	72,912	81,346
Intangible asset impairment	279	126,923	279	126,923
Restructuring charges (Note 13)	(8)	(17)	(8)	2,006
Gain on sale of products	—	(591)	—	(1,438)

Total operating costs and expenses	334,654	434,104	746,648	691,176

Operating income	164,991	28,835	237,232	140,388

Other income (expense):
Interest income	8,393	3,933	14,353	6,210
Interest expense	(3,047)	(3,039)	(6,031)	(5,740)
Loss on investment	—	(369)	—	(7,222)
(Loss) gain on early extinguishment of debt	(313)	—	709	—
Other, net	(204)	(1,047)	(714)	(1,296)

Total other income (expense)	4,829	(522)	8,317	(8,048)

Income from continuing operations before income taxes	169,820	28,313	245,549	132,340
Income tax expense	59,017	7,271	83,911	44,193

Income from continuing operations	110,803	21,042	161,638	88,147

Discontinued operations (Note 17):
Income (loss) from discontinued operations	157	(849)	(90)	3,833
Income tax expense (benefit)	57	(304)	(32)	1,428

Total income (loss) from discontinued operations, net	100	(545)	(58)	2,405

Net income	$110,903	$20,497	$161,580	$90,552

Income per common share:
Basic:
Income from continuing operations	$0.46	$0.08	$0.67	$0.36
Total income (loss) from discontinued operations	—	—	—	0.01

Net income	$0.46	$0.08	$0.67	$0.37

Diluted:
Income from continuing operations	$0.46	$0.08	$0.67	$0.36
Total income (loss) from discontinued operations	—	—	—	0.01

Net income	$0.46	$0.08	$0.67	$0.37

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance at December 31, 2004	241,706,583	$1,210,647	$—	$637,120	$1,023	$1,848,790
Comprehensive income:
Net Income	—	—	—	90,552	—	90,552
Net unrealized loss on marketable securities, net of tax of $702	—	—	—	—	(1,249)	(1,249)
Foreign currency translation	—	—	—	—	(83)	(83)

Total comprehensive income						89,220
Stock option activity	28,850	87	—	—	—	87

Balance at June 30, 2005	241,735,433	$1,210,734	$—	$727,672	$(309)	$1,938,097

Balance at December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422
Adoption of Statement of Financial Accounting Standard 123(R)	—	(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	161,580	—	161,580
Net unrealized loss on marketable securities, net of tax of $2,857	—	—	—	—	(5,305)	(5,305)
Foreign currency translation	—	—	—	—	83	83

Total comprehensive income						156,358
Stock-based compensation expense	—	9,714	—	—		9,714
Exercise of stock options	409,023	6,698	—	—	—	6,698
Issuance of restricted stock awards	188,745	—	—	—	—	—
Tax benefit from exercise of stock options	—	375	—	—	—	375

Balance at June 30, 2006	243,091,184	$1,230,269	$—	$916,533	$(235)	$2,146,567

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

Cash flows provided by operating activities	$170,444	$316,768

Cash flows from investing activities:
Transfers from (to) restricted cash	128,874	(73,449)
Purchases of investments in debt securities	(2,042,954)	(1,397,193)
Proceeds from maturities and sales of investments in debt securities	1,758,989	1,008,173
Purchases of property, plant and equipment	(20,403)	(19,927)
Proceeds from sale of property and equipment	—	1
Purchases of product rights	(24,085)	—
Arrow International Limited collaboration agreement	(35,000)	—

Net cash used in investing activities (2005 Revised — see Note 14)	(234,579)	(482,395)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	6,698	87
Excess tax benefits from stock-based compensation	397	—
Proceeds from issuance of long-term debt	400,000	—
Payments on long-term debt	(338,434)	—
Debt issuance costs	(10,659)	—

Net cash provided by financing activities	58,002	87

Decrease in cash and cash equivalents	(6,133)	(165,540)
Cash and cash equivalents, beginning of period (2005 Revised — see Note 14)	30,014	192,656

Cash and cash equivalents, end of period (2005 Revised — see Note 14)	$23,881	$27,116

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 and 2005
(Unaudited)
(In thousands, except share and per share data)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

These consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of stock-based compensation in net earnings. The Company adopted SFAS No. 123(R) using the modified prospective application transition method and therefore the Company’s prior period condensed consolidated financial statements have not been restated and do not reflect the recognition of stock-based compensation costs. For the three and six months ended June 30, 2006, the Company’s net income includes $5,825 and $9,714 of compensation costs and $1,867 and $3,001 of income tax benefits related to the Company’s stock-based compensation arrangements. Prior to the Company’s adoption of SFAS No. 123(R), it accounted for stock options under the disclosure-only provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Under the disclosure only provision of SFAS No. 123, no compensation cost was recognized for stock options granted prior to January 1, 2006. SFAS No. 123(R) applies to new option grants and to options modified on or after January 1, 2006. Additionally, compensation costs for options that were unvested as of January 1, 2006 must be recognized over their remaining service period.

Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. For the six months ended June 30, 2006, tax benefits in excess of recognized compensation costs associated with stock option exercises were $397 and are reflected as cash inflows from financing activities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2005, had compensation costs for the Company’s stock compensation plans been recognized for options granted, consistent with SFAS No. 123, the Company’s net income, basic income per common share and diluted income per common share would include adjustments for the following pro forma amounts:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income:
As reported	$20,497	$90,552
Less: pro forma compensation costs for options granted	(1,516)	(2,867)

Pro forma	$18,981	$87,685

Basic income per share:
As reported	$0.08	$0.37

Pro forma	$0.08	$0.36

Diluted income per share:
As reported	$0.08	$0.37

Pro forma	$0.08	$0.36

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model.

Restricted Stock Awards, Restricted Stock Units and Long-Term Performance Unit Awards

Under its Incentive Plan the Company has granted Restricted Stock Awards (“RSAs”) and Long-Term Performance Unit Awards (“LPUs”) to certain employees and has granted Restricted Stock Units (“RSUs”) to its non-employee directors.

RSAs are grants of shares of common stock restricted from sale or transfer for a period of time, generally three years from grant, but may be restricted over other designated periods as determined by the Company’s Board of Directors or a committee of the Board.

RSUs represent the right to receive a share of common stock at the expiration of a restriction period, generally three years from grant, but may be restricted over other designated periods as determined by the Company’s Board of Directors or a committee of the Board. The RSUs granted to non-employee directors under the current Compensation Policy for Non-Employee Directors have a restriction period that generally ends one year after grant.

The fair value of RSAs and RSUs is based upon the market price of the underlying common stock as of the date of grant. Compensation expense is recognized on a straight-line basis, including an estimate for forfeitures, over the vesting period.

LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. The Company has granted LPUs with two different performance criteria. LPUs were granted with a one-year performance cycle, followed by a two-year restriction period, at the end of which shares of common stock will be earned based on 2006 operating targets. LPUs were also granted based on a three-year performance cycle, at the end of which shares of common stock will be earned based on market-related performance targets over the years 2006 through 2008. At the end of the applicable performance period, the number of shares of common stock awarded is determined by adjusting upward or downward from the performance target in a range between 0% and 200%. The final performance percentage on which the number of shares of common stock issued is based, considering performance metrics established for the performance period, will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of LPUs with a one-year performance cycle is based upon the market price of the underlying common stock as of the date of grant. At each reporting period, compensation expense is recognized based on the most probable performance outcome, including an estimate for forfeitures, on a straight-line basis over the vesting period. Total compensation expense for each award is based on the actual number of shares of common stock that vest multiplied by market price of the common stock as of the date of grant.

The fair value of LPUs with a three-year performance cycle is based on long-term market-based performance targets using a Monte Carlo simulation model which considers the likelihood of all possible outcomes and determines the number of shares expected to vest under each simulation and the expected stock price at that level. The fair value on grant date of the LPU is recognized over the required service period and will not change regardless of the Company’s actual performance versus the long-term market-based performance targets.

The following activity has occurred under the Company’s existing plans:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock Awards:
Nonvested balance at December 31, 2005	687,775	$15.55
Granted	200,075	19.21
Vested	(33,333)	15.56
Forfeited	(11,330)	19.68

Nonvested balance at June 30, 2006	843,187	$16.41

Restricted Stock Units:
Nonvested balance at December 31, 2005	—	$—
Granted	40,250	17.39
Vested	—	—
Forfeited	(5,750)	17.39

Nonvested balance at June 30, 2006	34,500	$17.39

Long-Term Performance Unit Awards (one year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	937,906	19.68
Vested	—	—
Forfeited	(9,111)	19.68

Nonvested balance at June 30, 2006	928,795	$19.68

Long-Term Performance Unit Awards (three year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	212,654	29.93
Vested	—	—
Forfeited	(1,982)	29.93

Nonvested balance at June 30, 2006	210,672	$29.93

As of June 30, 2006, there was $10,024 of total unrecognized compensation costs related to RSAs which the Company expects to recognize over a weighted average period of 2.1 years. The expense recognized over the service period includes an estimate of awards that will be forfeited. Previously, the Company recorded the effect of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

forfeitures as they occurred. The cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period was immaterial. As of June 30, 2006 there was $496 of total unrecognized compensation costs related to RSUs which the Company expects to recognize over a weighted average period of 0.8 years. As of June 30, 2006, there was $18,523 of total unrecognized compensation costs related to LPUs which the Company expects to recognize over a weighted average period of 2.51 years. As of June 30, 2005, there were no outstanding RSAs, RSUs or LPUs.

Stock Options

The Company has granted nonqualified and incentive stock options to its officers, employees and directors under its stock option plans. In connection with the plans, options to purchase common stock of the Company are granted at option prices not less than the fair market value of the common stock at the date of grant and either vest immediately or ratably over a designated period, generally one-third on each of the first three anniversaries of the grant date. Compensation expense is recognized on a straight-line basis, including an estimate for forfeitures, over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the three and six months ended June 30:

	Three Months	Three Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2006	2005	2006	2005

Expected volatility	50.5%	46.0%	52.4%	46.0%
Expected term (in years)	6	4	6	4
Risk-free interest rate	4.87%	3.82%	4.64%	3.83%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

For the three and six months ended June 30, 2006, the Company utilized the “short-cut” method to estimate the expected term for stock options granted. Stock options granted prior to 2004 did not have similar vesting characteristics as those granted in the most recent periods and generally vested at the date of grant. The stock options granted after January 1, 2004 generally vest in thirds on each of the first three anniversaries of the grant date. As a result, the data required to estimate the post-vesting exercise behavior was not sufficient to calculate a historical estimate. The short-cut method allows the Company to estimate the expected term using the average of the contractual term and the vesting period. The expected volatility is determined based on the historical volatility of King common stock over the expected term. The risk-free rate is based on the U.S. Treasury rate for the expected term at the date of grant.

A summary of option activity under the plans for the six months ended June 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding options, December 31, 2005,	7,073,966	$18.83	7.65	$8,106
Granted	362,965	19.27
Exercised	(410,648)	16.33
Expired	(271,271)	25.14
Forfeited	(105,241)	15.99

Outstanding options, June 30, 2006	6,649,771	$18.80	7.37	$7,988
Exercisable, June 30, 2006	4,176,705	$20.44	6.53	$4,631

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2006, there was $13,075 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.13 years.

Cash received from stock option exercises for the six months ended June 30, 2006 was $6,698. The income tax benefits from stock option exercises totaled $375 for the six months ended June 30, 2006.

During the six months ended June 30, the following activity occurred under the Company’s plans which cover stock options, RSAs and LPUs:

	2006	2005

Total intrinsic value of stock options exercised	$858	$36
Total fair value of stock awards vested	$536	$—

As of June 30, 2006, an aggregate of 32,906,745 shares were available for future grant under the Company’s stock plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the King Pharmaceuticals, Inc. Incentive Plan.

3.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Basic income per common share:
Weighted average common shares	242,208,955	241,732,077	242,115,699	241,727,910
Diluted income per common share:
Weighted average common shares	242,208,955	241,732,077	242,115,699	241,727,910
Effect of stock options	298,864	51,403	330,135	65,154
Effect of dilutive share awards	246,878	—	222,173	—

Weighted average common shares	242,754,697	241,783,480	242,668,007	241,793,064

For the three months ended June 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,718,592 shares of common stock, 145,849 RSAs and 933,565 LPUs. For the six months ended June 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,346,456 shares of common stock, 80,927 RSAs and 501,205 LPUs. As of June 30, 2006, the 2 3/4% Convertible Debentures due November 15, 2021 could also convert into 84,868 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into common stock in the future, subject to certain contingencies (See Note 8). These notes are anti-dilutive because the conversion price of the notes was greater than the average market price of King Pharmaceuticals, Inc. common stock during the quarter.

For the three months ended June 30, 2005, the weighted average shares that were anti-dilutive and therefore excluded from the calculation of diluted income per share included options to purchase 5,627,327 shares of common stock. For the six months ended June 30, 2005, the weighted average shares that were anti-dilutive and therefore excluded from the calculation of diluted income per share included options to purchase 5,644,787 shares of common stock. As of June 30, 2005, the 2 3/4% Convertible Debentures due November 15, 2021 could also convert into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture (See Note 8). Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2006	2005

Raw materials	$119,430	$150,979
Work-in-process	22,420	14,955
Finished goods (including $4,598 and $6,728 of sample inventory, respectively)	92,111	91,695

	233,961	257,629
Inventory valuation allowance	(27,885)	(29,566)

Total inventories	$206,076	$228,063

5.	Property, Plant and Equipment

The Company’s Rochester, Michigan facility manufactures products for the Company and various third parties. As of June 30, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding the net carrying value associated with the production of Bicillin®, was $63,722. Overall production volume at this facility declined in recent years. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if the Company is not successful in transferring additional production to the Rochester facility, the Company may have to write off a portion of the property, plant and equipment associated with this facility.

The net book value of some of the Company’s manufacturing facilities currently exceeds fair market value. Management currently believes that the long-term assets associated with these facilities are not impaired based on estimated undiscounted future cash flows. However, if the Company were to approve a plan to sell or close any of the facilities for which the carrying value exceeds fair market value, the Company would have to write off a portion of the assets or reduce the estimated useful life of the assets which would accelerate depreciation.

6.	Acquisitions

On March 1, 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $638. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. The aggregate of these payments will not exceed $13,164.

The allocation of the initial purchase price is as follows:

Intangible assets	$23,941
Inventory	618
Fixed assets	3

$24,562

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At the time of the acquisition, the intangible assets were assigned useful lives of 9.8 years. The acquisition is allocated to the Meridian Medical Technologies segment. The Company financed the acquisition using available cash on hand.

On February 12, 2006, the Company entered into a collaboration with Arrow International Limited and certain of its affiliates (collectively, “Arrow”), not including Cobalt Pharmaceuticals, Inc., to commercialize novel formulations of ramipril, the active ingredient in the Company’s Altace® product. Under a series of agreements, Arrow has granted King rights to certain current and future New Drug Applications regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for King. However, under certain conditions King may manufacture and supply the formulations of ramipril.

Upon execution of the agreements, King made an initial payment to Arrow of $35,000. Arrow will also receive payments from King of $50,000 based on the timing of certain events and could receive an additional $25,000 based on the fulfillment of certain conditions. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

In connection with the agreement with Arrow, the initial payment of $35,000 and the future non-contingent payments of $50,000 are classified as in-process research and development in the accompanying financial statements. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. The in-process research and development is part of the branded pharmaceutical segment. Arrow filed a New Drug Application (“NDA”) for a novel formulation of ramipril in January 2006. The success of the project will depend on additional development activities and FDA approval. The estimated costs to complete the project at the execution of the agreement was approximately $3,500. The Company currently anticipates obtaining FDA approval for the novel formulation during 2007 or 2008.

On February 12, 2006, the Company entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow, whereby Cobalt has the non-exclusive right to distribute a generic formulation of the Company’s currently marketed Altace® product in the U.S. market, which generic product would be supplied by King.

7.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,198,636	$333,723	$1,174,028	$296,801
Patents	269,034	187,450	261,277	171,976
Other intangibles	9,459	8,941	9,459	8,793

Total intangible assets	$1,477,129	$530,114	$1,444,764	$477,570

Amortization expense for the three months ended June 30, 2006 and 2005 was $26,671 and $32,569, respectively. Amortization expense for the six months ended June 30, 2006 and 2005 was $52,544 and $66,832, respectively.

As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, the prescriptions for Sonata® did not meet expectations. As a result, the Company lowered its future sales forecast which decreased the estimated undiscounted future cash flows associated with the Sonata® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charge of $126,923 during the second quarter of 2005 to adjust the carrying value of the Sonata® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Sonata® based on its estimated discounted future cash flows. Sonata® is included in the Company’s branded pharmaceuticals reporting segment.

As of June 30, 2006, the net intangible assets associated with Intal®, Tilade® and Synercid® products totals approximately $185,854. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s estimates regarding future cash flows prove to be incorrect or adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at June 30, 2006 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,410	$121,152

8.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005

Convertible senior notes(a)	$400,000	$—
Convertible debentures(b)	4,257	345,000
Senior secured revolving credit facility(c)	—	—

Total long-term debt	404,257	345,000

Less current portion	4,257	345,000

Long-term portion	$400,000	$—

(a)	During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s domestic subsidiaries on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the issuance of the Notes, the Company incurred approximately $10,659 of deferred financing costs that are being amortized over seven years.

(b)	During the fourth quarter of 2001, the Company issued $345,000 of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, the Company repurchased $165,000 of the Debentures prior to maturity for $163,350, resulting in a gain of $1,650. In addition, the Company wrote off deferred financing costs of $628 relating to the repurchased Debentures. On June 2, 2006, the Company completed a tender offer, repurchasing $175,743 of the Debentures at a purchase price of $175,084, resulting in a gain of $659. In addition, the Company wrote off deferred financing costs of $972 relating to the repurchased Debentures. On May 15, 2006, the interest rate on the Debentures was reset to 3.5%.

(c)	On April 23, 2002, the Company established a $400,000 five year Senior Secured Revolving Credit Facility which matures in April 2007.

9.	Contingencies

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

The Company’s wholly-owned subsidiary, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), is a defendant in approximately 140 multi-plaintiff (1,674 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma, Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones has filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

In addition, the Company is one of many defendants in six multi-plaintiff lawsuits that claim damages for personal injury arising from its production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and the Company intends to vigorously pursue all defenses available to it. The Company is being indemnified in the six lawsuits by GlaxoSmithKline, for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the Company’s independent negligence or intentional acts. The Company intends to submit a claim for any unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to assume defense of the lawsuits and be responsible for damages, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

Thimerosal / Children’s Vaccine Related Litigation

The Company and Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, are named as defendants in lawsuits filed in California, Mississippi and Illinois (Madison County), along with other pharmaceutical companies. The first of these suits was filed in November 2001. Most of the defendants manufactured or sold the mercury-based preservative thimerosal or manufactured or sold children’s vaccines containing thimerosal. The Company did not manufacture thimerosal or manufacture or sell a children’s vaccine that contained thimerosal. For two years the Company did manufacture and sell an influenza vaccine that contained thimerosal. None of the plaintiffs has alleged taking our influenza vaccine.

In these cases, the plaintiffs have attempted to link the receipt of mercury-based products to neurological defects in children. The plaintiffs claim unfair business practices, fraudulent misrepresentations, negligent misrepresentations, product liability, Proposition 65 violations, breach of implied warranty, and claims premised on the allegation that the defendants promoted products without any reference to the toxic hazards and potential public health ramifications resulting from the mercury-containing preservative. The plaintiffs also allege that the defendants knew of the dangerous propensities of thimerosal in their products.

The Company has given its product liability insurance carrier proper notice of all of these matters and defense counsel is vigorously defending the Company’s interests. The Company has filed motions to dismiss based on the Federal Vaccine Act and lack of product identification. The Company was voluntarily dismissed in Mississippi due, among other things, to lack of product identification in the plaintiffs’ complaints. The Company was voluntarily dismissed in the only case filed in Chicago and motions to dismiss based on the Vaccine Act are still pending in all of the remaining Illinois cases. The California Proposition 65 claims were dismissed in the California Trial Court. This dismissal was affirmed in the California Court of Appeals and no further appeals were filed. Subsequent Proposition 65 claims were dismissed. Management believes that the claims against the Company are without merit and the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company intends to defend these lawsuits vigorously, but the Company is unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any.

Hormone Replacement Therapy

Currently, the Company is named as a defendant in 20 lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these suits was filed in July 2004. Numerous pharmaceutical companies have also been sued. The Company was also named in several large multiple plaintiff lawsuits, but those multiple plaintiff cases have been voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 20 lawsuits have been filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Minnesota, Florida, Maryland, Mississippi and Minnesota. An MDL Court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale surveillance to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is in early stages. Cases involving other defendants may be tried during 2006. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims.

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

Since the filing of the New York City case, forty one New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. Forty of these lawsuits are pending in the MDL court in the District of Massachusetts. The remaining case is pending in the New York State Court. The allegations in these cases are virtually the same as the allegations in the New York City case. Motions to dismiss have been filed by all defendants in all New York City and County cases and are currently pending. The Company intends to defend these lawsuits vigorously but is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated AWPs of their products. In October 2005, the State of Mississippi filed a lawsuit in State Court against the Company, Monarch and eighty-four other defendants and alleged fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs (“WACs”) of their products. A motion to dismiss the allegations based upon criminal statutes, a motion to transfer venue from Hinds County to Rankin County, a motion for protective order regarding discovery, a motion for more definite statement and other motions are currently pending before the Court in Mississippi. In Alabama, a motion to dismiss was filed and denied by the court, and that case is in early stages of discovery. The relief sought in both of these cases is similar to the relief sought in the New York City lawsuit.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The individual purportedly acting as a “relator” under the False Claims Act has appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31,000 that was paid by the Company to those states that do not have legislation providing for a “relator’s share.” The purported relator has asserted for the first time on appeal that the Company should be responsible for making such a payment to this individual. The Company believes that this claim against it is without merit and does not expect the result of the appeal to have a material effect on it.

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

The Settlement Agreements will not resolve any of the previously disclosed civil suits that are pending against the Company and related individuals and entities discussed in the section “Securities Litigation” below.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities Litigation

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between the Company and the Benevolent Fund, a nonprofit organization affiliated with certain former members of the Company’s senior management. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of the Company’s securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. The Company removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that King, through some of its executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning its business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of King’s November 2001 public offering as defendants. The Company and other defendants filed motions to dismiss the consolidated amended complaint.

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. Consummation of the Settlement Agreement is subject to certain conditions, including, among others, preliminary and final court approval. The Settlement Agreement provides for a settlement amount of $38,250.

The Company previously estimated a probable loss contingency of $38,250 for the class action lawsuit described above. The Company believes all but an immaterial portion of this loss contingency will be paid on behalf of the Company by its insurance carriers. Accordingly, the Company previously recorded a liability and a receivable for this amount, which are classified in accrued expenses and prepaid and other current assets, respectively, in the accompanying consolidated financial statements.

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

In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to the Company’s then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff dismissed the case. On June 12, 2006, Plaintiff filed a motion requesting an award of attorney’s fees and expenses in the amount of $1,500. This motion is pending.

The Company is unable currently to predict the outcome or reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If the Company were not to prevail in the pending litigation, which it cannot predict or reasonably estimate at this time, its business, financial condition, results of operations and cash flows could be materially adversely affected. Defending the Company in the pending litigation has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

Other Legal Proceedings

Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): United States Patent No. 5,061,722 (the “ ‘722 patent”), a composition of matter patent and United States Patent No. 5,403,856 (the “ ‘856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March  14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal.

The Company has received a request for information from the U.S. Federal Trade Commission (“FTC”) in connection with the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984. The Company is cooperating with the FTC in this investigation.

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. In July 2005, the Company filed civil actions for infringement of the ‘722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Lupin provides the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. On June 5, 2006, the Court granted King summary judgment and found Lupin to infringe the ‘722 patent. On June 14, 2006, during the trial, the Court dismissed Lupin’s unenforceability claims as a matter of law, finding the ‘722 patent enforceable. On July 18, 2006, the Court upheld the validity of the ‘722 patent. Lupin filed a notice of appeal on July 19, 2006.

The Company intends to vigorously enforce its rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2006, the Company had net intangible assets related to Altace® of $234,111. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the intangible assets associated with this product.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ‘128 patent”) and 6,683,102 (the “ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement and invalidity of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30 month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30 month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2006, the Company had net intangible assets related to Skelaxin® of $162,610. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic version of Skelaxin in the event the Company faces generic competition for Skelaxin. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.

Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ‘“877 patent”), a method-of-use patent with an expiration date of May 2009, is assigned to King and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ‘877 patent and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ‘877 patent and non-infringement of certain claims of the ‘877 patent. King and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce their rights under the ‘877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor Pharma stipulated to infringement of the asserted claims of the ‘877 patent. The Company intends to vigorously enforce its rights under the ‘877 patent. Sicor is also involved in litigation with Item Development AB regarding U.S. Patent No. 5,731,296, a method-of-use patent with an expiration date of March 2015, which is also listed in the Orange Book for Adenoscan®. If a generic version of Adenoscan® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “‘538 patent”) listed in the Orange Book, a composition of matter patent which expires in June 2008. In August 2005, King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. The Company intends to vigorously enforce its rights under the ‘538 patent. As of June 30, 2006, the Company had net intangible assets related to Sonata® of $6,161. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” January 1, 2006. See Note 2 for further discussion.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires certain production overhead costs to be allocated to inventory based upon the normal capacity of the manufacturing facility. When the Company’s manufacturing facilities are operating below their normal capacity, unfavorable variances cannot be allocated to inventory and must be expensed in the period in which they are incurred. Normal capacity is not defined as full capacity by SFAS No. 151. SFAS No. 151 instead provides that normal capacity refers to a range of production levels expected to be achieved over a number of periods or seasons under normal circumstances. The Company believes all of its operating facilities, except for the Rochester, Michigan facility, are currently operating at levels considered to be “normal capacity” as defined by SFAS No. 151 as these plants have operated at their current levels for a number of periods and are expected to continue to operate within a range of this normal capacity in the foreseeable future. The margins provided by branded pharmaceutical products are such that they allow manufacturers to operate facilities at lower volumes, or at volumes below theoretical capacity. Additionally, lower capacity levels at certain facilities are, at times, due to the complexity and high regulatory standards associated with the pharmaceutical manufacturing process. With respect to the Bristol, Tennessee facility, the Company anticipates no abnormally higher or lower production levels in the current year and, therefore, has concluded that the projected level of production is within a range of normal capacity, and the margins on the branded pharmaceutical products produced at this facility will result in an adequate return on the Company’s investment. Consequently, the Company believes that it is appropriate to use the expected production level to allocate fixed production overhead. The Rochester facility is currently operating at a level below normal capacity primarily due to a decline in contract manufacturing in recent years. The company-owned products manufactured at this facility are not among the Company’s higher margin products. In 2003, the Company began expensing, and continues to expense, a portion of the fixed overhead costs of this facility as period costs in accordance with Accounting Research Bulletin No. 43. Accordingly, the adoption of SFAS No. 151, as of January 1, 2006, did not have an incremental effect on the Company’s financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.

11.	Income Taxes

The effective tax rate varies from the statutory rate for the three and six months ended June 30, 2006 due primarily to tax benefits related to charitable contributions of inventory, tax-exempt interest income, and domestic manufacturing deductions, which benefits were partially offset by state taxes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effective tax rate varies from the statutory rate for the three and six months ended June 30, 2005 due primarily to tax benefits related to charitable contributions of inventory and tax-exempt interest income.

12.	Segment Information

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies (“Meridian”), royalties, contract manufacturing and all other. Branded pharmaceuticals includes a variety of branded prescription products that are separately categorized into four therapeutic areas: cardiovascular/metabolic, neuroscience, hospital/acute care, and other. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian develops, manufactures, and sells to both commercial and government markets pharmaceutical products that are administered with an auto-injector. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenues:
Branded pharmaceuticals	$419,118	$400,310	$836,738	$722,079
Meridian Medical Technologies	53,883	35,418	95,167	58,632
Royalties	21,085	19,578	40,721	37,633
Contract manufacturing and other	149,909	129,847	271,191	249,212
Eliminations	(144,350)	(122,214)	(259,937)	(235,992)

Consolidated total net revenues	$499,645	$462,939	$983,880	$831,564

Segment profit:
Branded pharmaceuticals	$343,415	$335,682	$695,644	$607,794
Meridian Medical Technologies	30,127	18,164	52,164	30,477
Royalties	18,529	17,140	35,795	32,946
Contract manufacturing and other	526	749	825	(3,073)
Other operating costs and expense	(227,606)	(342,900)	(547,196)	(527,756)
Other income (expense)	4,829	(522)	8,317	(8,048)

Income from continuing operations before tax	$169,820	$28,313	$245,549	$132,340

	As of	As of
	June 30,	December 31,
	2006	2005

Total assets:
Branded pharmaceuticals	$2,833,323	$2,654,782
Meridian Medical Technologies	301,176	261,956
Royalties	24,700	20,444
Contract manufacturing and other	20,562	26,840
Other	—	1,220

Consolidated total assets	$3,179,761	$2,965,242

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenues:
Cardiovascular/metabolic	$201,138	$201,793	$405,006	$336,311
Neuroscience	121,390	106,111	241,283	197,506
Hospital/acute care	83,395	77,447	164,411	163,295
Other	13,195	14,959	26,038	24,967

Consolidated branded pharmaceutical revenues	$419,118	$400,310	$836,738	$722,079

13.	Restructuring Activities

During 2005, the Company made the decision to reduce its work force in order to improve efficiencies in operations. The Company had $1,509 accrued relating to these activities as of December 31, 2005.

A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued				Accrued
	Balance at	Income			Balance at	Income			Balance at
	December 31,	Statement			March 31,	Statement			June 30,
	2005	Impact	Payments	Non-Cash	2006	Impact	Payments	Non-Cash	2006

Employee separation payments	$1,509	$—	$980	$—	$529	$(8)	$—	$—	$521

As of June 30, 2006, accrued restructuring charges relate to the Company’s branded pharmaceutical segment. The accrued employee separation payments as of June 30, 2006 are expected to be paid during the first half of 2007.

During 2005 the Company incurred restructuring charges as a result of the relocation of the Company’s sales and marketing operations from Tennessee to New Jersey, and the decision to end principal operations of a small subsidiary of Meridian Medical Technologies located in Northern Ireland. As a result of these activities, the Company recorded income of $17 in the three months ended June 30, 2005 and charges of $2,006 in the six months ended June 30, 2005.

14.	Investments in Debt Securities

The Company invests its excess cash in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. During the first six months of 2005, the Company classified auction rate securities as “Cash and Cash Equivalents.” In accordance with generally accepted accounting principles, the Company since revised the classification of auction rate securities for the six months ended June 30, 2005 as “Investments in Debt Securities.” The revised classification in the Company’s consolidated statement of cash flows for the six months ended June 30, 2005 resulted in a decrease of $389,020 in cash from investing activities representing the increases in the Company’s holdings in auction rate securities. As of the six months ended June 30, 2006 and 2005, there were no cumulative gross unrealized gains or losses on investments in debt securities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Marketable Securities

During the first and second quarters of 2005, the Company incurred charges of $6,853 and $369, respectively, due to the determination that the decline in fair value of the Company’s equity interest in Novavax, Inc. at March 31, 2005 and June 30, 2005 was other than temporary. The Company sold its investment in Novavax, Inc. during the third quarter of 2005.

16.	Change in Estimate

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

17.	Discontinued Operations

On March 30, 2004, the Company’s Board of Directors approved management’s decision to market for divestiture some of the Company’s women’s health products. On November 22, 2004, the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000.

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

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenues	$157	$(849)	$(93)	$3,834
Operating income (loss)	157	(849)	(90)	3,833
Net income (loss)	$100	$(545)	$(58)	$2,405

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Results of discontinued operations during 2006 and 2005 are primarily due to changes in estimated reserves for returns and rebates.

18.	Subsequent Event

On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006 the Company entered into an amended and restated co-promotion agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®. Effective January 1, 2007, the Company will assume full responsibility for the selling and marketing of Altace®. For the remainder of 2006, the Wyeth sales force will continue to promote the product with King, and Wyeth will continue to share in the marketing expenses for the remainder of 2006. Under the Amended Co-Promotion Agreement, the Company will pay Wyeth a reduced annual fee as follows:

•	For 2006, 15% of Altace® net sales up to $165,000, 42.5% of Altace® net sales in excess of $165,000 and less than or equal to $465,000, and 52.5% of Altace® net sales that are in excess of $465,000 and less than or equal to $585,000. The fee in 2006 will not exceed $215,250.

•	For 2007, 30% of Altace® net sales, with the fee not to exceed $178,500.

•	For 2008, 22.5% of Altace® net sales, with the fee not to exceed $134,000.

•	For 2009, 14.2% of Altace® net sales, with the fee not to exceed $84,500.

•	For 2010, 25% of Altace® net sales, with the fee not to exceed $5,000.

Wyeth will pay the Company a $20,000 milestone fee if a specified Altace® net sales threshold is achieved in 2008.

During the second quarter of 2006, the Company recorded a reduction in the co-promotion fee related to first quarter net sales of Altace® of $8,792 as a result of the decrease in the 2006 co-promotion rate in the Amended Co-Promotion Agreement.

19.	Guarantor Financial Statements

Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the $345,000 aggregate principal amount of the Debentures, of which $4,257 remain outstanding as of June 30, 2006, under the $400,000 aggregate principal amount of the Notes, and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	June 30, 2006					December 31, 2005
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$12,865	$7,601	$3,415	$—	$23,881	$26,802	$1,071	$2,141	$—	$30,014
Investments in debt securities	778,628	—	—	—	778,628	494,663	—	—	—	494,663
Restricted cash	—	—	—	—	—	130,400	—	—	—	130,400
Accounts receivable, net	36	261,262	1,658	—	262,956	1,221	221,854	506	—	223,581
Inventories	168,675	37,327	74	—	206,076	195,421	31,877	765	—	228,063
Deferred income tax assets	14,824	60,871	—	—	75,695	21,524	60,253	—	—	81,777
Prepaid expenses and other current assets	77,448	10,554	—	—	88,002	50,724	8,566	1	—	59,291

Total current assets	1,052,476	377,615	5,147	—	1,435,238	920,755	323,621	3,413	—	1,247,789

Property, plant and equipment, net	108,922	193,591	—	—	302,513	108,712	193,762	—	—	302,474
Intangible assets, net	—	943,929	3,086	—	947,015	44	963,944	3,206	—	967,194
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Marketable securities	11,351	—	—	—	11,351	18,502	—	—	—	18,502
Deferred income tax assets	(1,293)	270,348	1,063	—	270,118	(9,483)	239,452	1,063	—	231,032
Other assets	41,229	51,145	—	—	92,374	30,225	46,874	—	—	77,099
Investments in subsidiaries	2,465,828	—	—	(2,465,828)	—	2,299,835	—	—	(2,299,835)	—

Total assets	$3,678,513	$1,957,780	$9,296	$(2,465,828)	$3,179,761	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,722	$23,243	$75	$—	$70,040	$60,700	$23,762	$77	$—	$84,539
Accrued expenses	76,754	407,181	—	—	483,935	151,125	368,491	4	—	519,620
Income taxes payable	59,316	(3,361)	(121)	—	55,834	24,123	(1,701)	(121)	—	22,301
Current portion of long-term debt	4,257	—	—	—	4,257	345,000	—	—	—	345,000

Total current liabilities	187,049	427,063	(46)	—	614,066	580,948	390,552	(40)	—	971,460

Long-term debt	400,000	—	—	—	400,000	—	—	—	—	—
Other liabilities	14,844	4,284	—	—	19,128	17,371	2,989	—	—	20,360
Intercompany payable (receivable)	930,053	(942,276)	12,223	—	—	796,849	(808,256)	11,407	—	—

Total liabilities	1,531,946	(510,929)	12,177	—	1,033,194	1,395,168	(414,715)	11,367	—	991,820

Shareholders’ equity	2,146,567	2,468,709	(2,881)	(2,465,828)	2,146,567	1,973,422	2,303,520	(3,685)	(2,299,835)	1,973,422

Total liabilities and shareholders’ equity	$3,678,513	$1,957,780	$9,296	$(2,465,828)	$3,179,761	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2006					Three Months Ended June 30, 2005
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$112,993	$478,659	$(146)	$(112,946)	$478,560	$102,090	$442,992	$144	$(101,865)	$443,361
Royalty revenue	—	21,085	—	—	21,085	—	19,578	—	—	19,578

Total revenues	112,993	499,744	(146)	(112,946)	499,645	102,090	462,570	144	(101,865)	462,939

Operating costs and expenses:
Cost of revenues	46,088	173,820	86	(112,946)	107,048	32,855	160,128	86	(101,865)	91,204
Selling, general and administrative	53,789	100,730	(361)	—	154,158	52,859	106,120	31	—	159,010
Mylan transaction costs	—	—	—	—	—	155	—	—	—	155
Research and development	2,048	32,582	—	—	34,630	131	17,369	—	—	17,500
Depreciation and amortization	6,759	31,728	60	—	38,547	3,922	35,832	166	—	39,920
Intangible asset impairment	—	279	—	—	279	—	126,923	—	—	126,923
Restructuring charges	—	(8)	—	—	(8)	163	(180)	—	—	(17)
Gain on sale of intangible assets	—	—	—	—	—	—	(591)	—	—	(591)

Total operating costs and expenses	108,684	339,131	(215)	(112,946)	334,654	90,085	445,601	283	(101,865)	434,104

Operating income (loss)	4,309	160,613	69	—	164,991	12,005	16,969	(139)	—	28,835
Other income (expense):
Interest income	8,363	30	—	—	8,393	3,680	253	—	—	3,933
Interest expense	(2,907)	(140)	—	—	(3,047)	(3,036)	(3)	—	—	(3,039)
Loss on investment	—	—	—	—	—	(369)	—	—	—	(369)
Loss on early extinguishment of debt	(313)	—	—	—	(313)	—	—	—	—	—
Other, net	(173)	(245)	214	—	(204)	(105)	(721)	(221)	—	(1,047)
Equity in earnings (loss) of subsidiaries	114,690	—	—	(114,690)	—	23,432	—	—	(23,432)	—
Intercompany interest (expense) income	(15,044)	15,216	(172)	—	—	(16,797)	16,948	(151)	—	—

Total other income (expense)	104,616	14,861	42	(114,690)	4,829	6,805	16,477	(372)	(23,432)	(522)

Income (loss) from continuing operations before income taxes	108,925	175,474	111	(114,690)	169,820	18,810	33,446	(511)	(23,432)	28,313
Income tax (benefit) expense	(1,978)	60,956	39	—	59,017	(1,687)	9,137	(179)	—	7,271

Income (loss) from continuing operations	110,903	114,518	72	(114,690)	110,803	20,497	24,309	(332)	(23,432)	21,042

Discontinued operations:
Income (loss) from discontinued operations	—	157	—	—	157	—	(849)	—	—	(849)
Income tax expense (benefit)	—	57	—	—	57	—	(304)	—	—	(304)

Total income (loss) from discontinued operations, net	—	100	—	—	100	—	(545)	—	—	(545)

Net income (loss)	$110,903	$114,618	$72	$(114,690)	$110,903	$20,497	$23,764	$(332)	$(23,432)	$20,497

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2006					Six Months Ended June 30, 2005
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$210,825	$941,327	$1,411	$(210,404)	$943,159	$196,408	$792,251	$584	$(195,312)	$793,931
Royalty revenue	—	40,721	—	—	40,721	—	37,633	—	—	37,633

Total revenues	210,825	982,048	1,411	(210,404)	983,880	196,408	829,884	584	(195,312)	831,564

Operating costs and expenses:
Cost of revenues	83,443	325,602	811	(210,404)	199,452	72,025	286,391	316	(195,312)	163,420
Selling, general and administrative	102,875	222,391	(765)	—	324,501	91,938	194,450	127	—	286,515
Mylan transaction costs	—	—	—	—	—	3,432	—	—	—	3,432
Research and development	2,921	146,591	—	—	149,512	292	28,680	—	—	28,972
Depreciation and amortization	10,769	62,023	120	—	72,912	7,809	73,205	332	—	81,346
Intangible asset impairment	—	279	—	—	279	—	126,923	—	—	126,923
Restructuring charges	—	(8)	—	—	(8)	322	1,684	—	—	2,006
Gain on sale of products	—	—	—	—	—	—	(1,438)	—	—	(1,438)

Total operating costs and expenses	200,008	756,878	166	(210,404)	746,648	175,818	709,895	775	(195,312)	691,176

Operating income	10,817	225,170	1,245	—	237,232	20,590	119,989	(191)	—	140,388
Other income (expense):
Interest income	14,216	137	—	—	14,353	5,722	488	—	—	6,210
Interest expense	(5,888)	(143)	—	—	(6,031)	(5,722)	(18)	—	—	(5,740)
Loss on investment	—	—	—	—	—	(7,222)	—	—	—	(7,222)
Gain on early extinguishment of debt	709	—	—	—	709	—	—	—	—	—
Other, net	(230)	(779)	295	—	(714)	(182)	(753)	(361)	—	(1,296)
Equity in earnings of subsidiaries	165,908	—	—	(165,908)	—	103,089	—	—	(103,089)	—
Intercompany interest (expense) income	(25,693)	25,997	(304)	—	—	(28,990)	29,290	(300)	—	—

Total other income (expenses)	149,022	25,212	(9)	(165,908)	8,317	66,695	29,007	(661)	(103,089)	(8,048)

Income (loss) from continuing operations before income taxes	159,839	250,382	1,236	(165,908)	245,549	87,285	148,996	(852)	(103,089)	132,340
Income tax (benefit) expense	(1,741)	85,219	433	—	83,911	(3,267)	47,758	(298)	—	44,193

Income from continuing operations	161,580	165,163	803	(165,908)	161,638	90,552	101,238	(554)	(103,089)	88,147

Discontinued operations:
(Loss) income from discontinued operations	—	(90)	—	—	(90)	—	3,833	—	—	3,833
Income tax (benefit) expense	—	(32)	—	—	(32)	—	1,428	—	—	1,428

Total (loss) income from discontinued operations	—	(58)	—	—	(58)	—	2,405	—	—	2,405

Net income (loss)	$161,580	$165,105	$803	$(165,908)	$161,580	$90,552	$103,643	$(554)	$(103,089)	$90,552

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$(43,349)	$213,334	$459	$170,444	$27,223	$288,952	$593	$316,768

Cash flows from investing activities:
Transfers from (to) restricted cash	128,874	—	—	128,874	(75,031)	1,582	—	(73,449)
Purchases of investments in debt securities	(2,042,954)	—	—	(2,042,954)	(1,397,193)	—	—	(1,397,193)
Proceeds from maturities and sales of investments in debt securities	1,758,989	—	—	1,758,989	1,008,173	—	—	1,008,173
Purchases of property, plant and equipment	(11,022)	(9,381)	—	(20,403)	(2,911)	(17,016)	—	(19,927)
Proceeds from sale of property and equipment	—	—	—	—	1	—	—	1
Purchases of product rights	—	(24,085)	—	(24,085)	—	—	—	—
Arrow International Limited collaboration agreement	—	(35,000)	—	(35,000)	—	—	—	—

Net cash used in investing activities	(166,113)	(68,466)	—	(234,579)	(466,961)	(15,434)	—	(482,395)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	6,698	—	—	6,698	87	—	—	87
Excess tax benefit from stock-based compensation	397	—	—	397	—	—	—	—
Proceeds from issuance of long-term debt	400,000	—	—	400,000	—	—	—	—
Payments on long-term debt	(338,434)	—	—	(338,434)	—	—	—	—
Debt issuance costs	(10,659)	—	—	(10,659)	—	—	—	—
Intercompany	137,523	(138,338)	815	—	295,321	(295,714)	393	—

Net cash provided by (used in) financing activities	195,525	(138,338)	815	58,002	295,408	(295,714)	393	87

(Decrease) increase in cash and cash equivalents	(13,937)	6,530	1,274	(6,133)	(144,330)	(22,196)	986	(165,540)
Cash and cash equivalents, beginning of period	26,802	1,071	2,141	30,014	164,451	27,035	1,170	192,656

Cash and cash equivalents, end of period	$12,865	$7,601	$3,415	$23,881	$20,121	$4,839	$2,156	$27,116

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2006 and 2005

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Total Revenues
Branded pharmaceuticals	$419,118	$400,310	$836,738	$722,079
Meridian Medical Technologies	53,883	35,418	95,167	58,632
Royalties	21,085	19,578	40,721	37,633
Contract manufacturing and other	5,559	7,633	11,254	13,220

Total revenues	$499,645	$462,939	$983,880	$831,564
Cost of Revenues
Branded pharmaceuticals	$75,703	$64,628	$141,094	$114,285
Meridian Medical Technologies	23,756	17,254	43,003	28,155
Royalties	2,556	2,438	4,926	4,687
Contract manufacturing and other	5,033	6,884	10,429	16,293

Total cost of revenues	$107,048	$91,204	$199,452	$163,420
Gross Profit
Branded pharmaceuticals	$343,415	$335,682	$695,644	$607,794
Meridian Medical Technologies	30,127	18,164	52,164	30,477
Royalties	18,529	17,140	35,795	32,946
Contract manufacturing and other	526	749	825	(3,073)

Total gross profit	$392,597	$371,735	$784,428	$668,144

The following table summarizes our gross to net sales deductions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Gross Sales	$616,569	$597,991	$1,224,429	$1,064,357
Commercial Rebates	40,766	46,797	97,044	81,515
Medicaid Rebates	9,600	35,499	18,312	55,804
Medicare Part D Rebates	14,702	—	25,870	—
Chargebacks	22,857	21,179	52,247	39,737
Returns	8,244	10,167	7,542	5,729
Trade Discounts/Other	20,598	22,259	39,627	46,174

	499,802	462,090	983,787	835,398
Discontinued Operations	157	(849)	(93)	3,834

Net Sales	$499,645	$462,939	$983,880	$831,564

Gross sales were higher in the second quarter of 2006 compared to the second quarter of 2005 primarily due to the increase in gross sales of Meridian Medical Technologies. Gross sales from branded pharmaceuticals in the second quarter of 2006 were similar to the second quarter of 2005. The effect of price increases taken during the second half of 2005 on gross sales during the second quarter of 2006 were offset by a decline in unit sales of our products. Gross sales were higher in the first six months of 2006 compared to the first six months of 2005 primarily due to price increases, higher unit sales as a result of the effect of wholesale inventory reductions of some of our branded pharmaceutical products during 2005, particularly Altace®, and an increase in gross sales of Meridian Medical Technologies.

The following tables provide the activity and ending balances for our significant gross to net sales categories:

Accrual for Rebates, including Administrative Fees (in thousands):

	2006	2005

Balance at January 1, net of prepaid amounts	$126,240	$179,062
Current provision related to sales made in current period	79,690	62,504
Current provision related to sales made in prior periods	(3,532)	(7,481)
Rebates paid	(115,999)	(83,196)

Balance at March 31, net of prepaid amounts	$86,399	$150,889

Current provision related to sales made in current period	69,912	79,696
Current provision related to sales made in prior periods	(4,844)	2,600
Rebates paid	(82,158)	(80,423)

Balance at June 30, net of prepaid amounts	$69,309	$152,762

Medicaid rebate expense was lower in the second quarter of 2006 than in the second quarter of 2005 and in the first six months of 2006 than in the first six months of 2005 primarily due to the Government shifting persons who were covered by the Medicaid Program to the Medicare Part D Program. During January 2006, the Medicare Prescription Drug Improvement and Modernization Act became effective. This law provides outpatient prescription drug coverage to senior citizens and certain disabled citizens in the United States. We have contracts with organizations that administer the Medicare Part D Program which require us to pay rebates based on contractual pricing and actual utilization under the plans.

The Medicaid rebates expense was also lower in the second quarter of 2006 than in the second quarter of 2005 due to adjustments we have made to our Medicaid rebate calculation. As previously disclosed, during the third quarter of 2005, we began reporting to the Centers for Medicare and Medicaid Services using a refined calculation to compute our Average Manufacturer’s Price (“AMP”) and Best Price. In addition, during the third quarter of 2005, we recalculated rebates due with respect to prior quarters utilizing the refined AMP and Best Price Calculations. As a result of this updated information, during the third quarter of 2005, we decreased our reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products for prior quarters, approximately $6.7 million and $13.4 million of which related to the second quarter of 2005 and the first six months of 2005, respectively.

In addition to the above, rebate expense as a percentage of gross sales was less in 2006 than in 2005 due to a change in the anticipated effect of a government pricing program for military dependants and retirees.

During the first quarter of 2006, we paid approximately $129.3 million related to (i) the settlement agreements with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 and (ii) similar state settlement agreements. For a discussion regarding this settlement, please see “Settlement of Governmental Pricing Investigation” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.” Of the $129.3 million paid in the first quarter of 2006, approximately $64.0 million reduced the rebate accrual and is reflected in “Rebates paid” in the table above.

In addition, during the first quarter of 2006 we delayed normal Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. For a discussion regarding this investigation, please see “Settlement of Government Pricing Investigation” included in Note 9, “Contingencies”, in Item 1, “Financial Statements.” In the second quarter of 2006, the utilization of overpayments reduced our rebate payments by approximately $19.8 million and has therefore reduced “Rebates Paid” in the table above.

Accrual for Returns (in thousands):

	2006	2005

Balance at January 1	$50,902	$122,863
Current provision	(702)	(4,438)
Actual returns	(7,692)	(45,394)

Ending balance at March 31	$42,508	$73,031

Current provision	8,244	10,167
Actual returns	(4,410)	(15,009)

Ending balance at June 30	$46,342	$68,189

Our calculation for returns reserves is based on historical sales and return rates over the period during which customers have a right of return. We also consider the amount of wholesale and retail inventory levels of our products. Based on data received from our inventory management agreements with our three key wholesale customers, there was a significant reduction of wholesale inventory levels of our products during the first quarter of 2005. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the reserve for returns by approximately $20.0 million and increased net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. During the second quarter of 2005, we decreased our reserve for returns by approximately $5.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment for sales classified as discontinued operations, by the same amount as a result of an additional reduction in wholesale inventory levels of our branded products. The “Accrual for Returns,” in the table above reflects these adjustments as a reduction in the current provision.

As a result of the actual returns during the first quarter of 2006, the estimated rate of returns used in the calculation of our returns reserve for some of our products continued to improve. During the first quarter of 2006, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The “Accrual for Returns” table above reflects this adjustment as a reduction in the current provision. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the first quarter of 2006 increased by approximately $1.0 million and royalty expense related to net sales of Skelaxin® increased by approximately $1.0 million. The effect of the change in estimate on first quarter 2006 operating income was, therefore, approximately $6.0 million.

Accrual for Chargebacks (in thousands):

	2006	2005

Balance at January 1	$13,153	$27,953
Current provision	29,390	18,558
Actual chargebacks	(25,972)	(22,048)

Ending balance at March 31	$16,571	$24,463

Current provision	22,857	21,179
Actual chargebacks	(25,402)	(31,741)

Ending balance at June 30	$14,026	$13,901

Branded Pharmaceuticals

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Branded Pharmaceutical revenue:
Altace®	$153,842	$144,206	$9,636	6.7%	$312,690	$229,903	$82,787	36.0%
Skelaxin®	97,478	86,838	10,640	12.3	196,104	158,726	37,378	23.5
Thrombin-JMI®	61,907	52,926	8,981	17.0	120,104	116,192	3,912	3.4
Levoxyl®	29,127	41,322	(12,195)	(29.5)	60,082	81,293	(21,211)	(26.1)
Sonata®	23,912	19,273	4,639	24.1	45,178	38,780	6,398	16.5
Other	52,852	55,745	(2,893)	(5.2)	102,580	97,185	5,395	5.6

Total revenue	419,118	400,310	18,808	4.7	836,738	722,079	114,659	15.9
Cost of Revenues	75,703	64,628	11,075	17.1	141,094	114,285	26,809	23.5

Gross Profit	$343,415	$335,682	$7,733	2.3%	$695,644	$607,794	$87,850	14.5%

Net sales from branded pharmaceutical products were higher in the second quarter of 2006 than in the second quarter of 2005, primarily due to price increases taken in the second half of 2005 and a reduction in government rebates, partially offset by declines in unit sales. The reduction in the rate of government rebates is primarily due to adjustments we have made to our Medicaid rebate calculation. As previously disclosed, during the third quarter of 2005, we began reporting to the Centers for Medicare and Medicaid Services using a refined calculation to compute our Average Manufacturer’s Price and Best Price. We do not believe net sales of branded pharmaceutical products will continue to increase at the rate experienced in the second quarter of 2006. Based on inventory data provided to us by our key customers, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, and Sonata®, as of June 30, 2006, are at or below normalized levels. We estimate that wholesale and retail inventories of our products as of June 30, 2006 represent gross sales of approximately $155.0 million to $175.0 million. For a discussion regarding the potential risk of generic competition for Altace®, Skelaxin®, and Sonata®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Sales of Key Products

Altace®

Net sales of Altace® were higher in the second quarter of 2006 than in the second quarter of 2005 primarily due to a price increase taken in the second half of 2005 and a reduction in government and commercial rebates in the second quarter of 2006 compared to the second quarter of 2005, partially offset by a decrease in prescriptions. Total prescriptions for Altace® decreased approximately 2.8% in the second quarter of 2006 from the second quarter of 2005 according to IMS America, Ltd. (“IMS”) monthly prescription data.

Net sales of Altace® were higher in the first six months of 2006 than in the first six months of 2005 primarily due to a price increase taken in the second half of 2005 and higher unit sales as a result of the effects of wholesale inventory reductions of Altace® in 2005. We do not believe Altace® net sales will continue to increase at the rate experienced in the first six months of 2006.

For a discussion regarding the risk of potential generic competition for Altace®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Skelaxin®

Net sales of Skelaxin® increased in the second quarter of 2006 from the second quarter of 2005 primarily due to a price increase taken in the second half of 2005, the effects of wholesale inventory reductions in 2005 and a reduction in government rebates, partially offset by a decline in prescriptions. Total prescriptions for Skelaxin declined approximately 3.5% in the second quarter of 2006 from the second quarter of 2005 according to IMS monthly prescription data. The declining prescription trend may not continue at the current rate due to enhanced promotional efforts.

Net sales of Skelaxin® increased in the first six months of 2006 from the first six months of 2005 primarily due to a price increase taken in the second half of 2005, the effects of wholesale inventory reductions in 2005 and a reduction in government rebates, partially offset by a decline in prescriptions. We do not believe Skelaxin® net sales will continue to increase at the rate experienced in the first six months of 2006.

As previously disclosed, the patents associated with Skelaxin® are the subject of multiple challenges. Under the current circumstances, the continued exclusivity of Skelaxin® is unpredictable and we cannot be certain that the product will remain exclusive for any length of time. For a discussion regarding the risk of potential generic competition for Skelaxin®, please see the discussion under the heading “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to increases in unit sales and a price increase taken in the second half of 2005, partially offset by an increase in chargebacks and commercial rebates during the second quarter of 2006 compared to the second quarter of 2005. We do not believe Thrombin-JMI® net sales will continue to increase at the rate experienced in the second quarter of 2006.

Net sales of Thrombin-JMI® increased in the first six months of 2006 compared to the first six months of 2005 primarily due to increases in unit sales and a price increase taken in the second half of 2005, partially offset by an increase in chargebacks and commercial rebates during the first six months of 2006 compared to the first six months of 2005.

Levoxyl®

In 2004, the FDA approved certain other levothyroxine sodium products as bioequivalent and therapeutically equivalent to Levoxyl®. Since this time, Levoxyl® has competed in a highly genericized market.

Net sales of Levoxyl® decreased in the second quarter of 2006 from the second quarter of 2005 primarily due to a decrease in prescriptions and the effects of wholesale inventory reductions in 2006, partially offset by a lower rate of commercial rebates and chargebacks in the second quarter of 2006 compared to the second quarter of 2005. Total prescriptions for Levoxyl® decreased approximately 19.5% in the second quarter of 2006 from the second quarter of 2005 according to IMS monthly prescription data. We believe total prescriptions will continue to decline due to generic competition.

Net sales of Levoxyl® decreased in the first six months of 2006 from the first six months of 2005 primarily due to a decrease in prescriptions. During the first six months of 2005, net sales of Levoxyl® benefited from the reduction in the reserve for returns described above and a reduction in the reserve for rebates. During the first six months of 2006, net sales of Levoxyl® benefited from a favorable change in estimate during the first quarter of 2006 of approximately $7.0 million in the product’s reserve for Medicaid rebates as a result of the recent government pricing investigation settlement. This benefit was substantially offset by increases in Medicaid rebate reserves for other products as a result of the settlement.

Sonata®

Net sales of Sonata® were higher in the second quarter of 2006 than in the second quarter of 2005 primarily due to price increases taken in the second half of 2005, wholesale inventory reductions during the second quarter of 2005, and a reduction in government rebates partially offset by a decline in prescriptions. Total prescriptions for Sonata® decreased approximately 21.3% in the second quarter of 2006 from the second quarter of 2005 according to IMS monthly prescription data. The decrease in prescriptions during 2006 was primarily due to new competitors that entered the market in 2005. While prescriptions for this product may continue to decline, we believe the rate of any decline will be lower than that recently experienced.

Net sales of Sonata® were higher in the first six months of 2006 than in the first six months of 2005 primarily due to higher unit sales as a result of wholesale inventory reductions of Sonata® in 2005, price increases taken in the second half of 2005, and a reduction in government rebates, partially offset by a decrease in prescriptions.

For a discussion regarding the risk of potential generic competition for Sonata®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Other

Net sales of other branded pharmaceutical products decreased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to decreases in unit sales. Most of these products are not promoted through our sales force and prescriptions for many of these products are declining. We do not believe net sales of other branded pharmaceutical products will grow from the level of net sales achieved in the second quarter of 2006 and may continue to decline.

Net sales of other branded pharmaceutical products were higher in the first six months of 2006 compared to the first six months of 2005 primarily due to the effects of wholesale inventory reductions in the first six months of 2005 and price increases which were partially offset by decreases in unit sales.

Cost of Revenues

Cost of revenues from branded pharmaceutical products increased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to additional royalties we began paying on Skelaxin® on January 1, 2006.

Cost of revenues from branded pharmaceutical products increased in the first six months of 2006 compared to the first six months of 2005 primarily due to the cost of revenues associated with higher unit sales of branded pharmaceutical products in the first six months of 2006 and an increase in royalties associated with Skelaxin®.

Cost of revenues includes the benefit of a special item of $1.6 million in the first six months of 2005 related to changes in estimates regarding the effect of some excess purchase commitments.

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

Meridian Medical Technologies

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Meridian Medical Technologies revenue	$53,883	$35,418	$18,465	52.1%	$95,167	$58,632	$36,535	62.3%
Cost of Revenues	23,756	17,254	6,502	37.7	43,003	28,155	14,848	52.7

Gross Profit	$30,127	$18,164	$11,963	65.9%	$52,164	$30,477	$21,687	71.2%

Revenues from Meridian Medical Technologies increased in the second quarter of 2006 compared to the second quarter of 2005 and in the first six months of 2006 compared to the first six months of 2005 primarily due to increases in unit sales of Epipen® to Dey, L.P. and unit sales of other auto-injector products to the government, as well as revenues derived from our acquisition of the rights to market and sell EpiPen® in Canada that we purchased from Allerex Laboratory LTD on March 1, 2006. Most of our Epipen® sales are based on our supply agreement with

Dey, L.P., which markets, distributes and sells the product. Revenues from Meridian Medical Technologies fluctuate based on buying patterns of Dey, L.P. and the government. Total prescriptions for Epipen® in the United States increased approximately 2.9% in second quarter of 2006 from the second quarter of 2005 according to IMS monthly prescription data. We believe net sales in the last six months of 2006 will be lower than the level experienced in the first six months of 2006.

Cost of revenues from Meridian Medical Technologies increased in the second quarter of 2006 and in the first six months of 2006 primarily due to the cost of revenues associated with higher unit sales.

Royalties

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Royalty revenue	$21,085	$19,578	$1,507	7.7%	$40,721	$37,633	$3,088	8.2%
Cost of Revenues	2,556	2,438	118	4.8	4,926	4,687	239	5.1

Gross Profit	$18,529	$17,140	$1,389	8.1%	$35,795	$32,946	$2,849	8.6%

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product and, thus, are not able to predict whether revenue from royalties will increase or decrease in 2006. For a discussion regarding the potential risk of generic competition for Adenoscan®, please see “Other Legal Proceedings” included in Note 9 “Contingencies” in Item 1, “Financial Statements.”

Contract Manufacturing

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Contract manufacturing revenue	$5,559	$7,633	$(2,074)	(27.2)%	$11,254	$13,220	$(1,966)	(14.9)%
Cost of Revenues	5,033	6,884	(1,851)	(26.9)	10,429	16,293	(5,864)	(36.0)

Gross Profit	$526	$749	$(223)	(29.8)%	$825	$(3,073)	$3,898	—

Revenues from contract manufacturing decreased in the second quarter of 2006 from the second quarter of 2005 and in the first six months of 2006 compared to the first six months of 2005 due to a lower volume of units manufactured for third parties. This decline may continue in future periods.

Cost of sales associated with contract manufacturing decreased in the second quarter of 2006 from the second quarter of 2005 and in the first six months of 2006 from the first six months of 2005 primarily due to decreased unit production of products we manufacture for third parties.

Operating Costs and Expenses

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Total gross profit	$392,597	$371,735	$20,862	5.6%	$784,428	$668,144	$116,284	17.4%
Selling, general and administrative	154,158	159,165	(5,007)	(3.1)	324,501	289,947	34,554	11.9
Research and development	34,630	17,500	17,130	97.9	149,512	28,972	120,540	>100.0
Depreciation and amortization	38,547	39,920	(1,373)	(3.4)	72,912	81,346	(8,434)	(10.4)
Intangible asset impairment	279	126,923	(126,644)	(99.8)	279	126,923	(126,644)	(99.8)
Restructuring charges	(8)	(17)	9	52.9	(8)	2,006	(2,014)	>100.0
Gain on sale of products	—	(591)	591	(100.0)	—	(1,438)	1,438	(100.0)

Operating income	$164,991	$28,835	$136,156	>100.0	$237,232	$140,388	$96,844	69.0%

Selling, General and Administrative Expenses

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2006 vs. 2005		Ended June 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$107,126	$101,423	$5,703	5.6%	$212,180	$194,273	$17,907	9.2%
Mylan transaction costs	—	155	(155)	(100.0)	—	3,432	(3,432)	(100.0)
Co-promotion fees	47,032	57,587	(10,555)	(18.3)	112,321	92,242	20,079	21.8

Total selling, general and administrative	$154,158	$159,165	$(5,007)	(3.1)%	$324,501	$289,947	$34,554	11.9%

Total selling, general and administrative expenses decreased in the second quarter of 2006 compared to the second quarter of 2005 primarily due to a decrease in co-promotion fees we pay to Wyeth under our Co-Promotion Agreement partially offset by stock based compensation costs and an increase in operating expenses associated with sales and marketing. The decrease in co-promotion fees is due to an amendment to the original Co-Promotion Agreement with Wyeth. For a discussion regarding the Amended Co-Promotion Agreement with Wyeth, please see Note 18, “Subsequent Events” in Item 1, “Financial Statements.” The Amended Co-Promotion Agreement allows King to assume full responsibility for the selling and marketing of Altace® beginning January 1, 2007. We anticipate that selling and marketing expenses will increase due to this new responsibility beginning in the second half of 2006.

Total selling, general and administrative expenses increased in the first six months of 2006 compared to the first six months of 2005 primarily due to an increase in co-promotion fees we pay to Wyeth under our Co-Promotion Agreement, stock based compensation costs, and an increase in operating expenses associated with sales and marketing. The increase in co-promotion fees is due to an increase in net sales of Altace® during the first six months of 2006 compared to the first six months of 2005, partially offset by a lower co-promotion fee average rate during 2006 as a result of the Amended Co-Promotion Agreement. For a discussion regarding the increase in net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Our prior period condensed consolidated financial statements have not been restated and therefore do not reflect the recognition of stock-based compensation costs. During the second quarter of 2006, we incurred stock-based compensation costs of $5.8 million, $4.3 million of which is included in selling, general and administrative expenses. During the first six months of 2006, we incurred stock-based compensation costs of $9.7 million, $6.7 million of which is included in selling, general and administrative expenses.

Selling, general and administrative expense includes the following special items:

•	Charges of $1.5 million and $4.5 million in the second quarter of 2006 and the first six months of 2006, respectively, and charges of $5.2 and $8.9 million in the second quarter of 2005 and the first six months of 2005, respectively, primarily due to professional fees related to the now completed investigation of our company by the Office of Inspector General of the United States Department of Health and Human Services, the partially completed investigation by the U.S. Securities and Exchange Commission, and private plaintiff securities litigation. For additional information, please see “Settlement of Governmental Pricing Investigation”, “SEC Investigation” and “Securities Litigation” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

•	A charge in the amount of $0.2 million and $3.4 million in the second quarter and the first six months of 2005, respectively, for professional fees and expenses related to the terminated merger agreement with Mylan Laboratories, Inc.

As a percentage of total revenues, total selling, general, and administrative expenses were 30.9% in the second quarter of 2006 compared to 34.4% in the second quarter of 2005 and 33.0% in the first six months of 2006 compared to 34.9% in the first six months of 2005.

Research and Development Expense

	For the Three Months		Change	For the Six Months		Change
	Ended June 30,		2006 vs. 2005	Ended June 30,		2006 vs. 2005
	2006	2005		$2006	2005	$
		(In thousands)			(In thousands)

Research and development	$34,630	$17,500	$17,130	$64,512	$28,972	$35,540
Research and development — in process upon acquisition	—	—	—	85,000	—	85,000

Total research and development	$34,630	$17,500	$17,130	$149,512	$28,972	$120,540

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

Research and development — in process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition, as the projects have not received regulatory approval and have no alternative future use. During the first quarter of 2006 we incurred a charge of $85.0 million for our acquisition of in-process research and development associated with our collaboration with Arrow International Limited and certain of its affiliates (collectively, “Arrow”), not including Cobalt Pharmaceuticals, Inc., to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of new formulations of ramipril for us. However, under certain conditions, we may manufacture and supply the formulations of ramipril instead of Arrow. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril. Arrow filed an NDA for a novel formulation of ramipril in January 2006. The success of the project will depend on additional development activities and FDA approval. The estimated cost to complete the project at the execution of the agreement was approximately $3.5 million. We currently anticipate obtaining FDA approval for the novel formulation during 2007 or 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased in the second quarter of 2006 compared to the second quarter of 2005 and in the first six months of 2006 compared to the first six months of 2005 primarily due to completing our amortization of the purchase price associated with the patents relating to Skelaxin® in the second quarter of 2005.

As of June 30, 2006, the net intangible assets associated with Intal®, Tilade®, and Synercid® totaled approximately $185.9 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write-off a portion or all of these intangible assets.

Certain generic pharmaceutical companies have challenged patents on Altace®, Skelaxin®, and Sonata®. For additional information, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.” If generic versions of Altace®, Skelaxin® or Sonata® enter the market, we may have to write off a portion or all of the intangible assets associated with these products.

Our Rochester, Michigan facility manufactures products for us and various third-parties. As of June 30, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding that associated with the production of Bicillin®, was $63.7 million. Overall production volume at this facility declined in recent years. We are currently transferring to this facility the manufacture of certain products that are currently manufactured by us at other facilities or for us by third parties. These transfers should increase production and cash flow at the Rochester facility. We currently believe that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if we are not successful in transferring additional production to the Rochester facility, we may have to write off a portion of the property, plant and equipment associated with this facility.

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

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	Intangible asset impairment charges of $0.3 million in the second quarter of 2006 and the first six months of 2006 and $126.9 million in the second quarter of 2005 and the first six months of 2005. The intangible asset impairment charge in the second quarter of 2005 was related to Sonata®. As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, the prescriptions for Sonata® did not meet our expectations. As a result, we lowered our future sales forecast for Sonata® which resulted in a decrease in the estimated undiscounted future cash flows associated with the carrying value of the Sonata® intangible assets on our balance sheet so as to reflect the estimated fair value of such assets. We determined the fair value of the intangible assets associated with Sonata® based on the estimated discounted future cash flows for this product.

•	A restructuring charge in the amount of $2.0 million in the first six months of 2005 primarily due to our decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies segment.

•	Gains of $0.6 million and $1.4 million in second quarter of 2005 and in the first six months of 2005, respectively, primarily due to the sale of some of our assets.

Non-Operating Items

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Interest income	$8,393	$3,933	$14,353	$6,210
Interest expense	(3,047)	(3,039)	(6,031)	(5,740)
Loss on investment	—	(369)	—	(7,222)
(Loss) gain on early extinguishment of debt	(313)	—	709	—
Other, net	(204)	(1,047)	(714)	(1,296)

Total other income (expense)	4,829	(522)	8,317	(8,048)
Income tax expense	59,017	7,271	83,911	44,193
Discontinued operations	100	(545)	(58)	2,405

Other Income (Expense)

Interest income increased during the second quarter of 2006 compared to the second quarter of 2005 and in the first six months of 2006 compared to the first six months of 2005 primarily due to an increase in interest rates and a higher average balance of cash, cash equivalents and investments in debt securities in 2006 compared to 2005.

Special items affecting other income (expense) included the following:

•	A charge of $0.4 million in the second quarter of 2005 and $7.2 million in the first six months of 2005 related to our investment in Novavax, Inc. We sold our investment in Novavax, Inc. during the third quarter of 2005.

•	Loss of $0.3 million during the second quarter of 2006 and income of $0.7 million during the first six months of 2006 resulting from the early retirement of our 2 3/4% Convertible Debentures due November 15, 2021.

Income Tax Expense

During the second quarter of 2006 and the first six months of 2006, our effective income tax rate for continuing operations was 34.8% and 34.2%, respectively. This rate differs from the statutory rate of 35% primarily due to benefits related to charitable contributions of inventory, tax-exempt interest income and domestic manufacturing deductions which benefits were partially offset by state taxes.

During the second quarter of 2005 and the first six months of 2005, our effective income tax rate for continuing operations was 25.7% and 33.4%, respectively. This rate differs from the statutory rate of 35% due primarily to tax benefits related to charitable contributions of inventory and tax-exempt interest income.

Discontinued Operations

During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette®, which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations. Accordingly, all net sales, cost of revenues, selling, general and administrative costs, amortization and other operating costs associated with Prefest® and Nordette® are included in discontinued operations in 2006 and 2005. Results of discontinued operations during 2006 and 2005 are primarily due to changes in estimated reserves for returns and rebates.

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations, our existing revolving credit facility and funds potentially available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds, and numerous circumstances, including a significant acquisition of a business or assets, new product development projects, expansion opportunities, or other factors, could require us to raise additional funds in the future. Our current revolving credit facility expires in April 2007. We cannot assure you that funds will be available to us when needed on favorable terms, or at all.

On June 22, 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006, we entered into an amended and restated co-promotion agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®. Effective January 1, 2007, we will assume full responsibility for the selling and marketing of Altace®. For the remainder of 2006, the Wyeth sales force will continue to promote the product with us and Wyeth will continue to share marketing expenses for the remainder of 2006. We will pay Wyeth a reduced annual fee as follows:

•	For 2006, 15% of Altace® net sales up to $165.0 million, 42.5% of Altace® net sales in excess of $165.0 million and less than or equal to $465.0 million, and 52.5% of Altace® net sales that are in excess of $465.0 million and less than or equal to $585.0 million. The fee in 2006 will not exceed $215.3 million.

•	For 2007, 30% of Altace® net sales, with the fee not to exceed $178.5 million.

•	For 2008, 22.5% of Altace® net sales, with the fee not to exceed $134.0 million.

•	For 2009, 14.2% of Altace® net sales, with the fee not to exceed $84.5 million.

•	For 2010, 25% of Altace® net sales, with the fee not to exceed $5.0 million.

Wyeth will pay us a $20.0 million milestone fee if a specified Altace® net sales threshold is achieved in 2008.

On June 27, 2006, we entered into a co-exclusive agreement with Depomed, Inc. (“Depomed”) to commercialize Depomed’s Glumetzatm product. Glumetzatm is a once-daily, extended-release formulation of metformin for the treatment of patients with Type II diabetes that Depomed developed utilizing its proprietary Acuformtm drug delivery technology. Under the terms of the agreement, we will assume responsibility for selling Glumetzatm in the United States and Puerto Rico, while Depomed has the right to co-promote the product using its own sales force at some point in the future. Depomed will pay us a fee from gross profit, as defined in the agreement, generally net sales less cost of goods sold less a royalty Depomed must pay a third party. Depomed will be responsible for the manufacture and distribution of Glumetzatm, while we will bear all costs related to the utilization of our sales force for the product. We are scheduled to launch Glumetzatm in the third quarter of 2006.

On March 1, 2006, we acquired the exclusive right to market, distribute, and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.6 million. As an additional component of the purchase price, we will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. The aggregate of these payments will not exceed $13.2 million.

On February 12, 2006, we entered into a collaboration with Arrow to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for us. However, under certain conditions we may manufacture and supply new formulations of ramipril.

Upon execution of the agreements, we made an initial payment to Arrow of $35.0 million. Arrow will also receive payments from us of $50.0 million based on the timing of certain events and could receive an additional $25.0 million based on the fulfillment of certain conditions. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

We entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow, whereby Cobalt will have the non-exclusive right to distribute a generic version of our currently marketed Altace® product in the U.S. market, which would be supplied by us.

In December 2005, we entered into a cross-license agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty may increase depending on the achievement of certain regulatory and commercial milestones. The royalty we pay to Mutual is in addition to the royalty we pay to Elan on our current formulation of metaxalone, which we refer to as “Skelaxin®”.

During the fourth quarter of 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and other abuse-deterrent opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. Under the strategic alliance, we made an upfront cash payment of $150.0 million and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $145.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-deterrent opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million over four years. After regulatory approval and commercialization of Remoxytm or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

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

Settlement of Governmental Pricing Investigation

On October 31, 2005, we entered into (i) a definitive settlement agreement with the United States of America, acting through the United States Department of Justice and the United States Attorney’s Office for the Eastern District of Pennsylvania and on behalf of the “HHS/OIG” and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Federal Settlement Agreement”), and (ii) similar settlement agreements with 48 states and the District of Columbia (collectively, the “2005 State Settlement Agreements”). On March 6, 2006, we entered into a definitive settlement agreement with the remaining state on substantially the same terms as the other state settlements (this most recent state settlement, the Federal Settlement Agreement and the 2005 State Settlement Agreements are collectively referred to as the “Settlement Agreements”). Consummation of the Federal Settlement Agreement and some state Settlement Agreements was subject to court approval, which was granted by the United States District Court for the Eastern District of Pennsylvania (“District Court”) during the first quarter of 2006.

During the first quarter of 2006, we paid approximately $129.3 million, comprising (i) all amounts due under each of the Settlement Agreements and (ii) all our obligations to reimburse other parties for expenses related to the settlement, including the previously disclosed legal fees of approximately $0.8 million and the previously disclosed settlement costs of approximately $1.0 million.

The individual purportedly acting as a “relator” under the False Claims Act has appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31 million that was paid by us to those states that do not have legislation providing for a “relator’s share.” The purported relator has asserted for the first time on appeal that we should be responsible for making such a payment to this individual. We believe that this claim against us is without merit and do not expect the result of the appeal to have a material effect on us.

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

The Settlement Agreements will not resolve any of the previously disclosed civil suits that are pending against us and related individuals and entities discussed in the section “Securities Litigation” below.

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

On August 12, 2004, the United States District Court for the Eastern District of Tennessee ruled on defendants’ motions to dismiss. The Court dismissed all claims as to Jones Pharma, Inc. and as to defendants Dennis Jones and Henry Richards. The Court also dismissed certain claims as to five other individual defendants. The Court denied the motions to dismiss in all other respects. Following the Court’s ruling, on September 20, 2004, the Company and the other remaining defendants filed answers to plaintiffs’ consolidated amended complaint. Discovery in this action has commenced. The Court has set a trial date of April 10, 2007.

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. Consummation of the Settlement Agreement is subject to certain conditions, including, among others, preliminary and final court approval. The Settlement Agreement provides for a settlement amount of $38.3 million.

We previously estimated a probable loss contingency of $38.3 million for the class action lawsuit described above. We believe all but an immaterial portion of this loss contingency will be paid on behalf of us by our insurance carriers. Accordingly, we previously recorded a liability and a receivable for this amount, which are classified in accrued expenses and prepaid and other current assets, respectively, in our consolidated financial statements.

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

In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff voluntarily dismissed the case. On June 12, 2006, plaintiff filed a motion requesting an award of attorneys’ fees and expenses in the amount of $1.5 million. This motion is pending.

We are unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, of which we cannot predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Defending us in the pending litigation has resulted, and could continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

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

Cash Flows

Operating Activities

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)

Net cash provided by operating activities	$170,444	$316,768

Our net cash from operations was lower in 2006 than in 2005 primarily due to changes in working capital which are outlined below and an increase in the co-promotion fees, the effect of which were partially offset by an increase in gross profit. The decrease caused by changes in working capital was primarily due to our payment during the first quarter of 2006 of $129.3 million pursuant to the “Settlement Agreements” described in the section entitled “Settlement of Government Pricing Investigation” above. Please see the section entitled “Results of Operations” for a discussion of net sales, and co-promotion fees.

The 16.3% increase in accounts receivable, prior to the reduction for allowance for doubtful accounts, at June 30, 2006 from December 31, 2005 exceeds the 13.6% increase in gross sales for the second quarter of 2006 compared to the fourth quarter of 2005 primarily due to the timing of sales within the quarter. Gross sales in June 2006 and December 2005 were $206.7 million and $174.5 million, respectively. Sales to our three major pharmaceutical wholesale customers represented approximately 69% of total gross sales in 2005. The timing of orders from these customers can vary within a quarter and can have a material effect on our accounts receivable balance and cash flows from operations.

The allowance for doubtful accounts was $11.3 million and $12.3 million as of June 30, 2006 and December 31, 2005, respectively. The decline in the allowance for doubtful accounts is primarily driven by improvements in the aging of receivables during the first six months of 2006. As of June 30, 2006 and December 31, 2005, approximately 91% and 89% of aged accounts receivable, respectively, were current. Additionally, after adjusting for the specific identification of certain accounts, the accounts greater than 120 days past due improved from $13.6 million at December 31, 2005 to $11.0 million at June 30, 2006.

The following table summarizes the changes in operating assets and liabilities and deferred taxes that occurred during the six months ending June 30, 2006 and 2005 and the resulting effect on cash flows from operations:

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)

Accounts receivable, net of allowance	$(39,011)	$(15,044)
Inventories	21,987	51,417
Prepaid expenses and other current assets	(29,202)	1,107
Accounts payable	(14,837)	(29,268)
Accrued expenses and other liabilities	(83,988)	(33,033)
Income taxes payable	33,962	56,153
Deferred revenue	(4,546)	(4,546)
Other assets	(14,562)	(1,306)
Deferred taxes	(30,169)	(13,418)

Total changes in operating assets and liabilities and deferred taxes	$(160,366)	$12,062

Investing Activities

	For the Six Months
	Ended June 30,
	2006	2005
	(In thousands)

Net cash used in investing activities	$(234,579)	$(482,395)

Changes in investing activities in 2006 primarily relate to our net investments in debt securities of $284.0 million. We transferred $129.3 million from restricted cash for payments associated with the “Settlement Agreements” noted above in cash flows from operating activities. Additionally we made payments totaling $59.1 million for our collaboration agreement with Arrow and certain of its affiliates and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $20.4 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Investing activities in 2005 primarily relate to our net investments in debt securities of $389.0 million. Capital expenditures during 2005 totaled $19.9 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally in 2005, we transferred $73.4 million to restricted cash.

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

Financing Activities

	2006	2005
	(In thousands)

Net cash provided by financing activities	$58,002	$87

During 2006, we issued $400.0 million of 1 1/4% Convertible Senior Notes due April 1, 2026 and repurchased almost all of our outstanding 2 3/4% Convertible Debentures due November 15, 2021 for $338.4 million.

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

During the fourth quarter of 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, we repurchased $165.0 million of the Debentures prior to maturity. On June 2, 2006, we completed a tender offer, repurchasing $175.7 million of the Debentures. As of June 30, 2006, we had outstanding $4.3 million of these Debentures. Holders may require us to repurchase for cash all or part of these Debentures on November 15, 2006, November 15, 2011, and November 15, 2016 at a price equal to 100% of the principal amount of the Debentures plus accrued interest up to, but not including, the date of repurchase. As of

June 30, 2006, we have classified the Debentures as a current liability due to the right the holders have to require us to repurchase the Debentures on November 15, 2006. On May 15, 2006, the interest rate on the Debentures reset to 3.5%.

We also had available as of June 30, 2006 up to $399.0 million under a five-year senior secured revolving credit facility that we established in April 2002. Our senior secured revolving credit facility matures in April 2007. The facility is collateralized in general by all of our real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of June 30, 2006, we were in compliance with these covenants. As of June 30, 2006, we had $1 million outstanding for letters of credit under this facility.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of June 30, 2006, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

Impact of Inflation

We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from sales growth negating most inflationary pressures.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires certain production overhead costs to be allocated to inventory based upon the normal capacity of the manufacturing facility. When our manufacturing facilities are operating below their normal capacity, unfavorable variances cannot be allocated to inventory and must be expensed in the period in which they are incurred. Normal capacity is not defined as full capacity by SFAS No. 151. SFAS No. 151 instead provides that normal capacity refers to a range of production levels expected to be achieved over a number of periods or seasons under normal circumstances. We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, that the estimated utilization was approximately 20% at the Rochester, Michigan facility, approximately 30% at the Bristol, Tennessee facility, approximately 65% at the St. Petersburg, Florida facility, approximately 75% at the St. Louis, Missouri facility and approximately 100% at the Middleton, Wisconsin facility. No material changes have since occurred. We believe all of our operating facilities, except for the Rochester, Michigan facility, are currently operating at levels considered to be “normal capacity” as defined by SFAS No. 151 as these plants have operated at their current levels for a number of periods and are expected to continue to operate within a range of this normal capacity in the foreseeable future. The margins provided by branded pharmaceutical products are such that they allow manufacturers to operate facilities at lower volumes, or at volumes below theoretical capacity. Additionally, lower capacity levels at certain facilities are, at times, due to the complexity and high regulatory standards associated with the pharmaceutical manufacturing process. With respect to our Bristol, Tennessee facility, we anticipate no abnormally higher or lower production levels in the current year and, therefore, have concluded that the projected level of production is within a range of normal capacity and the margins on the branded pharmaceutical products produced and this facility will result in an adequate return on our investment. Consequently, we believe that it is appropriate to use the expected production level to allocate fixed production overhead. The Rochester facility is currently operating at a level below normal capacity primarily due to a decline in contract manufacturing in recent years. The company-owned products manufactured at this facility are not among our higher margin products. In 2003, we began expensing, and continue to expense, a portion of the fixed overhead costs of this facility as period costs in accordance with Accounting Research Bulletin No. 43. Accordingly, the adoption of SFAS No. 151, as of January 1, 2006, did not have an incremental effect on our financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of FIN 48 on our financial statements and currently plan to adopt this interpretation in the first quarter of 2007.

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

The significant accounting estimates that we believe are important to aid in fully understanding our reported financial results include the following:

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development, if any, and other intangibles using the assistance of valuation experts. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition from products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. However, patents have specific legal lives over which they are amortized. Conversely, trademarks and product rights have no specific legal lives. Trademarks and product rights will continue to be an asset to us after the expiration of the patent, as their economic value is not tied exclusively to the patent. We believe that by establishing separate lives for the patent versus the trademark and product rights, we are in essence using an accelerated method of amortization for the product as a whole. This results in greater amortization in earlier years when the product is under patent protection, as we are amortizing both the patent and the trademark and product rights, and less amortization when the product faces potential

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

The gross carrying amount and accumulated amortization of our trademarks and product rights as of June 30, 2006 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value
	(In thousands)

Branded
Altace®	$276,150	$77,568	$198,582
Other Cardiovascular/metabolic	80,770	41,776	38,994

Cardiovascular/metabolic	356,920	119,344	237,576
Intal®	106,192	18,669	87,523
Other Hospital/acute care	191,114	51,504	139,610

Hospital/acute care	297,306	70,173	227,133
Skelaxin®	203,015	40,405	162,610
Sonata®	23,146	23,146	—

Neuroscience	226,161	63,551	162,610
Other	144,675	57,953	86,722

Total Branded	1,025,062	311,021	714,041
Meridian Medical Technologies	171,104	20,599	150,505
Royalties	2,470	2,103	367
Contract manufacturing	—	—	—
All other	—	—	—

Total trademarks and product rights	$1,198,636	$333,723	$864,913

The amounts for impairments and amortization expense and the amortization period used for the three months ended June 30, 2006 and 2005 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	$—	$3,677	21	$—	$3,225
Other Cardiovascular/metabolic	—	1,823		—	1,905

Cardiovascular/metabolic	—	5,500		—	5,130
Intal®	—	1,902	15	—	1,392
Other Hospital/acute care	279	3,402	—	—	2,683

Hospital/acute care	279	5,304		—	4,075
Skelaxin®	—	3,887	13.5	—	3,887
Sonata®	—	—	—	126,923	2,993

Neuroscience	—	3,887		126,923	6,880
Other	—	2,060		—	1,477

Total Branded	279	16,751		126,923	17,562
Meridian Medical Technologies	—	1,903		—	1,291
Royalties	—	11		—	11
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademarks and product rights	$279	$18,665		$126,923	$18,864

The amounts for impairments and amortization expense and the amortization period used for the six months ended June 30, 2006 and 2005 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	$—	$7,355	21	$—	$6,450
Other Cardiovascular/metabolic	—	3,645		—	3,782

Cardiovascular/metabolic	—	11,000		—	10,232
Intal®	—	3,805	15	—	2,753
Other Hospital/acute care	279	6,803	—	—	4,425

Hospital/acute care	279	10,608		—	7,178
Skelaxin®	—	7,774	13.5	—	7,774
Sonata®	—	—	—	126,923	5,986

Neuroscience	—	7,774		126,923	13,760
Other	—	4,121		—	3,954

Total Branded	279	33,503		126,923	35,124
Meridian Medical Technologies	—	3,397		—	2,582
Royalties	—	21		—	21
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$279	$36,921		$126,923	$37,727

The remaining patent amortization period and the remaining amortization period for trademarks and product rights associated with significant products are as follows:

Remaining Life at June 30, 2006
Trademark &
	Patent	Product Rights

Altace®	2 years 10 months	13 years 6 months
Skelaxin®	—	10 years 6 months
Sonata®	6 months	—
Intal®	—	11 years 6 months

•	Inventories. Our inventories are valued at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. We include in our inventories an allocation of fixed production overhead costs which primarily consist of personnel costs and property taxes. We expense a portion of our fixed overhead costs associated with any facility operating at a level considered to be below normal capacity. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare, and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an ANDA with the FDA seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “Orange Book”: United States Patent No. 5,061,722 (the “ ‘722 patent”), a composition-of-matter patent, and United States Patent No. 5,403,856 (the “ ‘856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the Hatch-Waxman Act, any generic manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its NDA. Cobalt filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003, in the District Court for the District of Massachusetts to enforce our rights under that patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provided us an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Subsequent to filing our original complaint, we amended our complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the court granted dismissal.

We have received a request for information from the U.S. Federal Trade Commission (“FTC”) in connection with the dismissal without prejudice of our patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984. We are cooperating with the FTC in this investigation.

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. In July 2005, we filed civil actions for infringement of the ‘722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the suit against Lupin provides us with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. On June 5, 2006, the Court granted us summary judgment and found Lupin to infringe the ‘722 patent. On June 14, 2006, during the trial, the Court dismissed Lupin’s unenforceability claims as a matter of law, finding the

‘722 patent enforceable. On July 18, 2006, the validity of the ‘722 patent was upheld. Lupin filed a notice of appeal on July 19, 2006.

We intend to vigorously enforce our rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2006, we had net intangible assets related to Altace® of $234.1 million. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the patent intangible assets and the other intangible assets associated with this product.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co. (“Mutual”), Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ‘128 patent”) and 6,683,102 (the “ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 patent and the ‘102 patent alleging noninfringement and invalidity of these patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, in the District Court for the Eastern District of New York concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30 month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30 month stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg product expired May 2005. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. We intend to vigorously enforce our rights under the ‘128 and ‘102 patents to the full extent of the law.

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

If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot provide any assurance regarding the degree to which this strategy will be successful, if at all. As of June 30, 2006, we had net intangible assets related to Skelaxin® of $162.6 million. If demand for Skelaxin® declines below current expectations, we may have to write off a portion or all of these intangible assets.

Sicor Pharmaceuticals, Inc. (“Sicor”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “‘877 patent”) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ‘877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the revenues from our royalties segment is derived from Astellas from its net sales of Adenoscan®. Sicor has filed a Paragraph IV certification alleging invalidity of the ‘877 patent and non-infringement of certain claims of the ‘877 patent. We and Astellas filed suit against Sicor and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ‘877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Sicor’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor stipulated to infringement of the asserted claims of the ‘877 patent. We do not expect trial to begin before February 2007. We intend to vigorously enforce our rights under the ‘877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the validity and enforceability of U.S. Patent 4,626,538 (the “‘538 patent”) listed in the Orange Book, a composition-of-matter patent which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. We intend to vigorously enforce our rights under the ‘538 patent. As of June 30, 2006, we had net intangible assets related to Sonata® of $6.2 million. If a generic form of Sonata® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Subsequent to the announcement of the SEC investigation described in “SEC Investigation” included in Note 9, “Contingencies,” in Item 1, “Financial Statements,” beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against us, our directors, former directors, our executive officers, former executive officers, a subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934 in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund, a non profit organization affiliated with certain former members of our senior management. These 22 complaints have been consolidated in the United

States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003, alleging that we, through some of our executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning our business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action have also named the underwriters of our November 2001 public offering as defendants. We and other defendants filed motions to dismiss the consolidated amended complaint.

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. Consummation of the Settlement Agreement is subject to certain conditions, including, among others, preliminary and final court approval. The Settlement Agreement provides for a settlement amount of $38.3 million.

We previously estimated a probable loss contingency of $38.3 million for the class action lawsuit described above. We believe all but an immaterial portion of this loss contingency will be paid on behalf of us by our insurance carriers. Accordingly, we previously recorded a liability and a receivable for this amount, which are classified in accrued expenses and prepaid and other current assets, respectively, in our consolidated financial statements.

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

In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff voluntarily dismissed the case. On June 12, 2006, plaintiff filed a motion requesting an award of attorneys’ fees and expenses in the amount of $1.5 million. This motion is pending.

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

We have received a request for information from the U.S. Federal Trade Commission (“FTC”) in connection with the dismissal without prejudice of our patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984. We are cooperating with the FTC in this investigation.

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

Implementing the broad array of processes, policies, and procedures necessary to comply with the CIA has required, and is expected to continue to require, a significant portion of management’s attention as well as the application of significant resources.

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

Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, Sonata® and royalty revenues for the last twelve months ended June 30, 2006 accounted for 33.1%, 19.8%, 11.7%, 6.1%, 4.7% and 4.2% of our total revenues from continuing operations, respectively, or 79.6% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. However, the agreements associated with some sources of royalty income may be terminated upon short notice and without cause or may be subject to substantial competition in the near future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of June 30, 2006, we had $1.1 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge.

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

Some of our supply agreements or purchase orders, including those related to Altace® and Skelaxin®, require us to purchase certain minimum levels of active ingredients or finished goods. If we are unable to maintain market exclusivity for our products, if our product life-cycle management is not successful, or if we fail to sell our products in accordance with the forecasts we develop as required by our supply agreements, we may incur losses in connection with the purchase commitments under the supply agreements or purchase orders. In the event we incur losses in connection with the purchase commitments under our supply agreements or purchase orders, there may be a material adverse effect upon our results of operations and cash flows.

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

We manufacture or jointly manufacture with third parties many of our products in facilities we own and operate. These products include Altace®, Thrombin-JMI® and Levoxyl®, which together represented approximately 50.9% of our revenues for the twelve months ended June 30, 2006. Many of our production processes are complex and require specialized and expensive equipment. If we are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. In the event of an interruption, we may not be able to distribute our products as planned. Furthermore, demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers, which could adversely affect our ability to produce and distribute our products. We cannot assure you that we would be able to arrange for third parties to manufacture our products in a timely manner or at all. In addition, our manufacturing output may be interrupted by power outages, supply shortages, accidents, natural disasters or other disruptions. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

Many of our product lines, including Altace®, Skelaxin®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured in part or entirely by third parties. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products could be adversely affected, and we may have to seek alternative sources of supply or abandon or sell product lines on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

We have nearly completed construction of facilities to produce Bicillin® at our Rochester, Michigan location. The third-party manufacturer that produced Bicillin® for us closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand while we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended June 30, 2006, net sales of Bicillin® were $46.2 million, representing 2.4% of our total revenues.

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

If any of these events occurs, or we mismanage these processes or the third parties who perform services on our behalf, and we are unable to successfully develop these products and new product formulations by other means, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We are near maximum capacity at our Middleton, Wisconsin facility, which limits our ability to increase production of Thrombin-JMI®.

We are currently working to expand our production capacity for Thrombin-JMI®. We cannot assure you that our plans to expand our production capacity for Thrombin-JMI® will be successful and/or timely. If we cannot successfully and timely expand our production capacity for Thrombin-JMI®, our ability to increase production of Thrombin-JMI® will be limited, which could in turn limit our unit sales growth for this product.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term profitability.

Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Sales to wholesalers and distributors represent a substantial portion of our total sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our products, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale inventory levels of our branded pharmaceutical products, we have entered into inventory management and data services agreements with each of our three key wholesale customers. These agreements provide wholesalers incentives to manage inventory levels and provide timely and accurate data with respect to inventory levels held, and valuable data regarding sales and marketplace activity. We rely on the timeliness and accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. If our wholesalers fail to provide us with timely and accurate data in accordance with the agreements, our estimates for certain reserves included in our financial statements could be materially and adversely affected.

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

For the twelve months ended June 30, 2006, our product Thrombin-JMI® accounted for 11.7% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).

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

The FDA expects manufacturers of biological products to have validated processes capable of removing extraneous viral contaminants to a high level of assurance. As a result, many manufacturers of biologics are currently engaged in developing procedures to remove potential extraneous viral contaminants from their products. We have developed and implemented appropriate processing steps to achieve maximum assurance for the removal of potential extraneous viral contaminants from Thrombin-JMI®, which does not include BSE because it is not a viral contaminant and we gained FDA approval for these processes.

A failure by Dey, L.P. to successfully market the EpiPen® auto-injector, or an increase in competition, could have a material adverse effect on our results of operations.

Dey, L.P. markets our EpiPen® auto-injector through a supply agreement with us that expires on December 31, 2015. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen®, either directly or through subdistributors. A new competitive product entered the market in the third quarter of 2005. The new product, TwinJect® Auto-Injector (epinephrine) injection, is not a therapeutically equivalent product but has the same indications, same usage and the same route of delivery as EpiPen®. Users of EpiPen® would have to obtain a new prescription in order to substitute TwinJect®. The supply agreement with Dey includes minimum purchase requirements that are less than Dey’s purchases in recent years. A failure by Dey to successfully market and distribute EpiPen® or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our relationships with the U.S. Department of Defense and other government entities are subject to risks associated with doing business with the government.

All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. Our Meridian Medical Technologies segment has pharmaceutical products that are presently sold primarily to the U.S. Department of Defense (“DoD”) under an Industrial Base Maintenance Contract (“IBMC”). The current IBMC expires in July 2007. Although we have reason to believe the DoD will renew the IBMC based on our relationship of many years, we cannot assure you that they will. In the event the DoD does not renew the IBMC, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. If this surge capability provision becomes operative, we may be required to devote more of our Meridian Medical Technologies segment manufacturing capacity to the production of products for the government, which could result in less manufacturing capacity being devoted to products in this segment with higher profit margins.

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

There are risks associated with our restructured agreement with Wyeth regarding Altace®.

Our revenues depend significantly upon the sale of Altace®. We recently restructured our Co-Promotion Agreement with Wyeth regarding the promotion of Altace®. Previously, we and Wyeth each marketed Altace® and we paid Wyeth a co-promotion fee. Pursuant to the restructuring, effective January 1, 2007, we will assume full responsibility for the selling and marketing of Altace®. For the remainder of 2006, Wyeth will continue to promote Altace® with us, and will receive a reduced fee thereafter through 2010. Factors that may affect the success of the restructured arrangement include the following:

•	our ability to sell and market Altace® effectively;

•	the successful transition of Wyeth’s marketing responsibilities to King during the remainder of 2006;

•	the level of marketing and sales expenditures necessary to sell and market Altace® effectively; and

•	Wyeth’s continued commitment to sell and market Altace® for the remainder of 2006.

In the event we are not successful in the transition of Wyeth’s marketing responsibilities to us or otherwise do not sell and market Altace® effectively, there may be a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse effects. These risks exist for products in clinical development and with respect to products that have received regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance, however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are now not able to obtain product liability insurance with respect to our products Menest®, Delestrogen® and Pitocin®, each a women’s healthcare product. With respect to any product liability claims relating to these products, we could be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The commercial success of some of our products depends, in part, on whether third-party reimbursement is available for the use of our products by hospitals, clinics, doctors, pharmacies and patients. Third-party payors include state and federal governments, under programs such as Medicaid, Medicare and other entitlement programs, as well as managed care organizations, private insurance plans and health maintenance organizations. Because of the growing size of the patient population covered by third-party reimbursement, it is important to our business that we market our products to reimbursers that serve many of these organizations. Payment or reimbursement of only a portion of the cost of our prescription products could make our products less attractive, from a net-cost perspective, to patients, suppliers, retail pharmacies and prescribing physicians. Managed care organizations and other third-party payors try to negotiate the pricing of products to control their costs. Managed care organizations and pharmacy benefit managers typically develop reimbursement coverage strategies, including formularies, to reduce their cost for medications. Formularies can be based on the prices and/or therapeutic benefits of the available products. Due to their lower costs, generics receive more favorable reimbursement. The breadth of the products reimbursed varies considerably from one managed care organization to another, and many formularies include alternative and competitive products or therapies for treatment of particular medical conditions. Denial of a product from reimbursement can lead to its sharply reduced usage in the managed care organization patient population. If our products are not included within an adequate number of formularies or adequate reimbursement levels are not provided, or if those policies increasingly favor generic products, our market share and gross margins could be negatively affected, as could our overall business and financial condition.

We have addressed our contract relationship with managed care organizations in an effort to increase the attractiveness of reimbursements for our products. We take reserves for the estimated amounts of rebates we will pay to managed care and government organizations each quarter. Any increased usage of our products through Medicaid, Medicare, or managed care programs will increase the amount of rebates that we owe. We cannot assure you that our products will be included on the formulary lists of managed care or Medicare organizations or that adverse reimbursement issues will not have a material effect on our business, financial condition, results of operations or cash flows.

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

Our largest selling product Altace® competes in a very competitive and highly genericized market with other cardiovascular therapies.

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

Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for, our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segments and income and expense line items;

•	the timeliness and accuracy of wholesale inventory data provided by our customers;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxytm, an investigational drug for the treatment of moderate-to-severe chronic pain; binodenoson, our next generation cardiac pharmacologic stress-imaging agent; bremelanotide, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; T-62, an investigational drug for the treatment of neuropathic pain; MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers; the development of a new formulation of Skelaxin®; pre-clinical programs; and product life-cycle development projects;

•	the development, approval and successful commercialization of a diazepam-filled auto-injector, new inhaler for Intal® and Tilade® using the alternative propellant HFA, and an Altace®/diuretic combination product;

•	our successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Amended Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to our diazepam-filled auto-injector and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	products developed, acquired or in-licensed that may be commercialized;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC and Office of Inspector General investigations, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

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

As of June 30, 2006, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2005.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have reasonable assurance that our disclosure controls and procedures are effective to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

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

At the annual meeting of shareholders on May 25, 2006, the shareholders voted on the following proposals, with the results indicated below.

1. Election of Directors.  Shareholders elected two Class II directors to serve until the 2009 annual meeting of shareholders or until their successors have been duly elected and qualified, as follows (there were no abstentions or broker non-votes in connection with this matter):

	For	Withhold Authority

Earnest W. Deavenport, Jr.	217,900,723	5,185,001
Elizabeth M. Greetham	218,328,767	4,756,956

Directors continuing in office following the annual meeting were as follows:

Class I (term to expire in 2008)	R. Charles Moyer, Ph.D. D. Greg Rooker Ted G. Wood
Class III (term to expire in 2007)	Gregory D. Jordan, Ph.D. Brian A. Markison

2. Amendment of the Second Amended and Restated Charter.  Shareholders approved an amendment to the Second Amended and Restated Charter to increase the number of authorized shares of common stock from 300 million to 600 million.

For	Against	Abstain	Broker Non-Vote

195,052,920	26,775,071	1,257,732	0

3. Ratification of the Independent Accountants.  Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-Vote

220,990,068	946,450	1,149,205	0

4. Non-Binding Shareholder Proposal.  Shareholders approved a non-binding shareholder proposal requesting that the Board of Directors take the necessary steps to declassify the Board of Directors and establish annual elections of directors.

For	Against	Abstain	Broker Non-Vote

165,869,065	31,278,366	1,623,853	24,314,439

Item 6.	Exhibits

Exhibit
Number			Description

3.1		—	Second Amended and Restated Charter of King Pharmaceuticals, Inc., as amended.

10	.1†	—	Promotion Agreement, dated June 27, 2006, by and between King Pharmaceuticals, Inc. and Depomed, Inc.

10.2		—	Form of Restricted Unit Certificate and Restricted Unit Grant Agreement

31.1		—	Certification by Chief Executive Officer Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		—	Certification by Chief Financial Officer Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		—	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		—	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: August 9, 2006

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: August 9, 2006