Form 10-Q
period 2006-09-30
KING PHARMACEUTICALS INC
filed 2006-11-09
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-15875

King Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	54-1684963 (I.R.S. Employer Identification No.)

501 Fifth Street, Bristol, TN (Address of principal executive offices)	37620 (Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of Registrant’s common stock as of November 7, 2006: 243,116,337

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$138,054	$30,014
Investments in debt securities	779,545	494,663
Restricted cash	—	130,400
Accounts receivable, net of allowance for doubtful accounts of $5,602 and $12,280, respectively	255,746	223,581
Inventories	186,770	228,063
Deferred income tax assets	69,153	81,777
Prepaid expenses and other current assets	102,356	59,291

Total current assets	1,531,624	1,247,789

Property, plant and equipment, net	303,822	302,474
Intangible assets, net	924,828	967,194
Goodwill	121,152	121,152
Marketable securities	13,508	18,502
Deferred income tax assets	258,498	231,032
Other assets (includes restricted cash of $15,807 and $14,129, respectively)	94,112	77,099

Total assets	$3,247,544	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$80,810	$84,539
Accrued expenses	471,695	519,620
Income taxes payable	20,617	22,301
Current portion of long-term debt	4,257	345,000

Total current liabilities	577,379	971,460

Long-term debt	400,000	—
Other liabilities	23,894	20,360

Total liabilities	1,001,273	991,820

Commitments and contingencies (Note 9)
Shareholders’ equity	2,246,271	1,973,422

Total liabilities and shareholders’ equity	$3,247,544	$2,965,242

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues:
Net sales	$472,570	$495,688	$1,415,729	$1,289,619
Royalty revenue	19,136	22,344	59,857	59,977

Total revenues	491,706	518,032	1,475,586	1,349,596

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	106,473	92,257	305,925	255,677

Selling, general and administrative, exclusive of co-promotion fees and Mylan transaction costs	107,300	111,638	319,480	305,911
Mylan transaction costs	—	466	—	3,898
Co-promotion fees	50,294	70,346	162,615	162,588

Total selling, general and administrative expense	157,594	182,450	482,095	472,397

Research and development	38,419	24,049	102,931	53,021
Research and development-in process upon acquisition	25,000	—	110,000	—

Total research and development	63,419	24,049	212,931	53,021

Depreciation and amortization (Note 13)	37,833	31,352	110,745	112,698
Intangible asset impairment	—	—	279	126,923
Restructuring charges (Note 13)	3,202	597	3,194	2,603
Gain on sale of products	—	(20)	—	(1,458)

Total operating costs and expenses	368,521	330,685	1,115,169	1,021,861

Operating income	123,185	187,347	360,417	327,735

Other income (expense):
Interest income	8,489	5,253	22,842	11,463
Interest expense	(1,894)	(3,136)	(7,925)	(8,876)
Gain (loss) on investment	—	1,040	—	(6,182)
(Loss) gain on early extinguishment of debt	(11)	—	698	—
Other, net	101	(751)	(613)	(2,047)

Total other income (expense)	6,685	2,406	15,002	(5,642)

Income from continuing operations before income taxes	129,870	189,753	375,419	322,093
Income tax expense	40,020	67,109	123,931	111,302

Income from continuing operations	89,850	122,644	251,488	210,791

Discontinued operations (Note 17):
Income (loss) from discontinued operations	865	(1,226)	775	2,607
Income tax expense (benefit)	310	(439)	278	989

Total income (loss) from discontinued operations, net	555	(787)	497	1,618

Net income	$90,405	$121,857	$251,985	$212,409

Income per common share:
Basic:
Income from continuing operations	$0.37	$0.50	$1.04	$0.87
Total income (loss) from discontinued operations	—	—	—	0.01

Net income	$0.37	$0.50	$1.04	$0.88

Diluted:
Income from continuing operations	$0.37	$0.50	$1.04	$0.87
Total income (loss) from discontinued operations	—	—	—	0.01

Net income	$0.37	$0.50	$1.04	$0.88

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance at December 31, 2004	241,706,583	$1,210,647	$—	$637,120	$1,023	$1,848,790
Comprehensive income:
Net Income	—	—	—	212,409	—	212,409
Net unrealized gain on marketable securities, net of tax of $10	—	—	—	—	75	75
Foreign currency translation	—	—	—	—	(79)	(79)

Total comprehensive income						212,405
Stock option activity	79,399	682	—	—	—	682

Balance at September 30, 2005	241,785,982	$1,211,329	$—	$849,529	$1,019	$2,061,877

Balance at December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422
Adoption of Statement of Financial Accounting Standard 123(R)	—	(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	251,985	—	251,985
Net unrealized loss on marketable securities, net of tax of $1,978	—	—	—	—	(3,872)	(3,872)
Foreign currency translation	—	—	—	—	(317)	(317)

Total comprehensive income						247,796
Stock-based compensation expense	—	18,774		—	—	18,774
Exercise of stock options	421,245	6,279	—	—	—	6,279
Issuance of restricted stock awards	199,005	—	—	—	—	—

Balance at September 30, 2006	243,113,666	$1,238,535	$—	$1,006,938	$798	$2,246,271

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

Cash flows provided by operating activities	$297,257	$404,823

Cash flows from investing activities:
Transfers from (to) restricted cash	128,722	(73,544)
Purchases of investments in debt securities	(1,170,272)	(879,379)
Proceeds from maturities and sales of investments in debt securities	885,390	470,872
Purchases of property, plant and equipment	(31,220)	(32,334)
Proceeds from sale of property and equipment	—	1
Proceeds from sale of marketable securities	—	6,453
Palatin collaboration	—	(10,000)
Purchases of product rights	(24,886)	—
Arrow International Limited collaboration	(35,000)	—

Net cash used in investing activities	(247,266)	(517,931)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	6,844	682
Excess tax benefits from stock-based compensation	425	—
Proceeds from issuance of long-term debt	400,000	—
Payments on long-term debt	(338,434)	—
Debt issuance costs	(10,786)	—

Net cash provided by financing activities	58,049	682

Increase (decrease) in cash and cash equivalents	108,040	(112,426)
Cash and cash equivalents, beginning of period	30,014	192,656

Cash and cash equivalents, end of period	$138,054	$80,230

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 and 2005
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These consolidated statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

These consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of stock-based compensation in net earnings. The Company adopted SFAS No. 123(R) using the modified prospective application transition method and therefore the Company’s prior period condensed consolidated financial statements have not been restated and do not reflect the recognition of stock-based compensation costs. For the three and nine months ended September 30, 2006, the Company incurred $5,472 and $15,186 of compensation costs and $1,708 and $4,709 of income tax benefits related to the Company’s stock-based compensation arrangements, which together reduced both basic and diluted income per common share by $0.02 and $0.04, respectively. Prior to the Company’s adoption of SFAS No. 123(R), it accounted for stock options under the disclosure-only provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Under the disclosure-only provision of SFAS No. 123, no compensation cost was recognized for stock options granted prior to January 1, 2006. SFAS No. 123(R) applies to options granted or modified on or after January 1, 2006. Additionally, compensation costs for options that were unvested as of January 1, 2006 must be recognized over their remaining service period.

Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. For the nine months ended September 30, 2006, tax benefits in excess of recognized compensation costs associated with stock option exercises were $425 and are reflected as cash inflows from financing activities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and nine months ended September 30, 2005, had compensation costs for the Company’s stock compensation plans been recognized for options granted, consistent with SFAS No. 123, the Company’s net income, basic income per common share and diluted income per common share would include adjustments for the following pro forma amounts:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005

Net income:
As reported	$121,857	$212,409
Less: pro forma compensation costs for options granted	(1,025)	(3,892)

Pro forma	$120,832	$208,517

Basic income per share:
As reported	$0.50	$0.88

Pro forma	$0.50	$0.86

Diluted income per share:
As reported	$0.50	$0.88

Pro forma	$0.50	$0.86

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following activity has occurred under the Company’s existing plans:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock Awards:
Nonvested balance at December 31, 2005	687,775	$15.55
Granted	229,155	18.95
Vested	(40,133)	15.60
Forfeited	(30,150)	16.25

Nonvested balance at September 30, 2006	846,647	$16.45

Restricted Stock Units:
Nonvested balance at December 31, 2005	—	$—
Granted	40,250	17.39
Vested	—	—
Forfeited	(5,750)	17.39

Nonvested balance at September 30, 2006	34,500	$17.39

Long-Term Performance Unit Awards (one year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	1,006,251	19.68
Vested	(2,410)	19.68
Forfeited	(20,185)	19.68

Nonvested balance at September 30, 2006	983,656	$19.68

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Long-Term Performance Unit Awards (three year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	126,580	29.93
Vested	(467)	29.93
Forfeited	(3,833)	29.93

Nonvested balance at September 30, 2006	122,280	$29.93

As of September 30, 2006, there was $9,307 of total unrecognized compensation costs related to RSAs which the Company expects to recognize over a weighted average period of 1.86 years. The expense recognized over the service period includes an estimate of awards that will be forfeited. Previously, the Company recorded the effect of forfeitures as they occurred. The cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period was immaterial. As of September 30, 2006, there was $345 of total unrecognized compensation costs related to RSUs which the Company expects to recognize over a weighted average period of 0.58 years. As of September 30, 2006, there was $18,138 of total unrecognized compensation costs related to LPUs which the Company expects to recognize over a weighted average period of 2.26 years. As of September 30, 2005, there were no outstanding RSAs, RSUs or LPUs.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the three and nine months ended September 30 (the Company did not issue any options in the third quarter of 2006):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Expected volatility	—	46.4%	52.4%	46.2%
Expected term (in years)	—	4	6	4
Risk-free interest rate	—	3.96%	4.64%	3.89%
Expected dividend yield	—	0.00%	0.00%	0.00%

For the three and nine months ended September 30, 2006, the Company utilized the “short-cut” method to estimate the expected term for stock options granted. Stock options granted prior to 2004 did not have similar vesting characteristics as those granted in the most recent periods and generally vested at the date of grant. The stock options granted after January 1, 2004 generally vest in thirds on each of the first three anniversaries of the grant date. As a result, the data required to estimate the post-vesting exercise behavior was not sufficient to calculate a historical estimate. The short-cut method allows the Company to estimate the expected term using the average of the contractual term and the vesting period. The expected volatility is

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined based on the historical volatility of King common stock over the expected term. The risk-free rate is based on the U.S. Treasury rate for the expected term at the date of grant.

A summary of option activity under the plans for the nine months ended September 30, 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding options, December 31, 2005,	7,073,966	$18.83	7.65	$8,106
Granted	362,965	19.27
Exercised	(424,260)	16.15
Expired	(363,602)	24.58
Forfeited	(144,251)	16.24

Outstanding options, September 30, 2006	6,504,818	$18.77	7.18	$8,327
Exercisable, September 30, 2006	4,212,764	$20.07	6.43	$5,684
Expected to vest, September 30, 2006	2,115,566	$16.37	8.58	$2,440

As of September 30, 2006, there was $10,645 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 0.95 years.

Cash received from stock option exercises for the nine months ended September 30, 2006 was $6,844. The income tax benefits from stock option exercises totaled $399 for the nine months ended September 30, 2006.

During the nine months ended September 30, the following activity occurred under the Company’s plans which cover stock options, RSAs and LPUs:

	2006	2005

Total intrinsic value of stock options exercised	$940	$244
Total fair value of stock awards vested	$647	$—
Total fair value of LPUs vested	$47	$—

As of September 30, 2006, an aggregate of 33,065,280 shares were available for future grant under the Company’s stock plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the King Pharmaceuticals, Inc. Incentive Plan.

Review of Historical Equity-Based Compensation Grants

In light of widespread coverage in the media and elsewhere concerning the backdating of stock options and similar issues at other public companies, the Audit Committee of the Company’s Board of Directors conducted a voluntary review of the Company’s practices with respect to granting equity-based compensation. The Audit Committee’s review was conducted with the assistance of outside counsel and has been completed. The Audit Committee concluded that there was no fraud or manipulation of financial results with the intent to mislead investors, however, the review uncovered immaterial errors associated with option grants. Management concurs with these conclusions.

The Audit Committee found that for a grant of options made to substantially all Company employees other than the Chief Executive Officer during the fourth quarter of 2000, the Company used an incorrect measurement date in preparing its financial statements. The Company has determined that it will account for this grant by recognizing $3,082 in non-cash compensation expense based on the difference in share price between the grant date and the correct measurement date, which was twelve days later.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Audit Committee also found that in late 2000 and early 2001 four newly hired employees received grants of options on favorable dates within a brief window around their respective dates of hire. These grants were made twenty-seven, eleven, seven and three days from the employee’s date of hire, respectively. The Company will account for these grants by treating each employee’s date of hire as the measurement date for the grant and recognizing non-cash compensation expense based on the difference in share price between the two dates. The Company will recognize non-cash compensation expense associated with these grants in the following amounts: (i) $148 for a grant to former Vice Chairman Richard Williams; (ii) $221 for a grant to former Chief Financial Officer James Lattanzi; (iii) $3 for a grant to current Corporate Compliance Officer Frederick Brouillette; and (iv) $18 for a grant to a current employee who has never served as an executive officer or director of the Company. With the exception of the options granted to Mr. Williams, none of these options have been exercised.

The Audit Committee also identified procedural flaws in numerous additional grants of options to Company personnel. The Company will recognize in the aggregate $116 in non-cash compensation expense for these grants.

Based on the Audit Committee’s findings, the Company will recognize aggregate non-cash compensation expense of $3,588 in the third quarter of 2006 to correct immaterial understatements of compensation expense of: $3,166 in 2000, $304 in 2001, $111 in 2002, $1 in 2003, $2 in 2005 and $4 in the first two quarters of 2006. The cumulative charge is being reported in the current period because the amount of the stock option compensation expense attributable to the prior periods was not material to any previously reported historical period, is not material to the three- or nine-month period ended September 30, 2006 and is not expected to be material to the current fiscal year.

The Company is in the process of further enhancing its procedures and controls relating to the granting of equity-based compensation.

3.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Basic income per common share:
Weighted average common shares	242,256,408	241,754,708	242,162,602	241,736,842
Diluted income per common share:
Weighted average common shares	242,256,408	241,754,708	242,162,602	241,736,842
Effect of stock options	279,433	151,994	313,234	94,101
Effect of dilutive share awards	261,789	—	235,379	—

Weighted average common shares	242,797,630	241,906,702	242,711,215	241,830,943

For the three months ended September 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,694,787 shares of common stock and 1,111,690 LPUs. For the nine months ended September 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,317,551 shares of common stock, 2,341 RSAs and 708,255 LPUs. As of September 30, 2006, the 2 3/4% Convertible Debentures due November 15, 2021 could also convert into 84,868 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into common stock in the future, subject to certain contingencies (See Note 8). These notes are anti-dilutive

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

because the conversion price of the notes was greater than the average market price of King Pharmaceuticals, Inc. common stock during the quarter, and therefore are excluded from the calculation of diluted income per common share.

For the three months ended September 30, 2005, the weighted average shares that were anti-dilutive and therefore excluded from the calculation of diluted income per share included options to purchase 5,014,053 shares of common stock. For the nine months ended September 30, 2005, the weighted average shares that were anti-dilutive and therefore excluded from the calculation of diluted income per share included options to purchase 5,493,952 shares of common stock. As of September 30, 2005, the 2 3/4% Convertible Debentures due November 15, 2021 could also convert into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture (See Note 8). Because the convertible debentures are anti-dilutive, they were not included in the calculation of diluted income per common share.

4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2006	2005

Raw materials	$110,123	$150,979
Work-in-process	21,390	14,955
Finished goods (including $7,668 and $6,728 of sample inventory, respectively)	71,862	91,695

	203,375	257,629
Inventory valuation allowance	(16,605)	(29,566)

Total inventories	$186,770	$228,063

During the third quarter of 2006, the Company discontinued the Lorabid® product. At the time of the discontinuation of the product, the Company donated inventory of approximately $10,700 which had been previously fully reserved. The discontinuation and donation of the product reduced the Company’s finished goods inventory and the inventory valuation allowance during the third quarter of 2006 and had no impact on the accompanying statement of operations.

5.	Property, Plant and Equipment

The Company’s Rochester, Michigan facility manufactures products for the Company and various third parties. As of September 30, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding the net carrying value associated with the production of Bicillin®, was $62,991. Overall production volume at this facility declined in recent years. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if the Company is not successful in transferring additional production to the Rochester facility, the Company may have to write off a portion of the property, plant and equipment associated with this facility.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write off a portion of the assets or reduce the estimated useful life of the assets which would accelerate depreciation.

During the third quarter of 2006, the Company decided to proceed with the implementation of steps under its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility by the end of 2008. The Company believes that the assets associated with the St. Petersburg facility are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, during the third quarter of 2006, the Company shortened the estimated useful lives of assets at the St. Petersburg facility and therefore accelerated the depreciation of these assets. For additional discussion, please see Note 13, “Restructuring Activities.”

6.	Acquisitions, Co-Promotions and Alliances

On September 6, 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time. Under the terms of the asset purchase agreement, on the closing of the transaction the Company will make a $265,000 payment to Ligand to acquire all the rights to Avinza® in the United States, its territories and Canada. The closing payment is subject to adjustment based on Ligand’s ability to reduce the wholesale and retail inventory levels of Avinza® to certain targeted levels by the closing date. In addition, the Company will assume certain liabilities, including a product related liability totaling $47,750.

As part of the transaction, the Company has agreed to pay Ligand an ongoing royalty, to assume payment of Ligand’s royalty obligations to third parties. The royalty the Company will pay to Ligand consists of a 15% royalty during the first 20 months after the closing date, a subsequent royalty based upon calendar year net sales such that if calendar year net sales are less than $200,000 the royalty payment will be 5% of all net sales; if calendar year net sales are greater than $200,000 then the royalty payment will be 10% of all net sales up to $250,000, plus 15% of net sales greater than $250,000.

In connection with the transaction, on October 12, 2006, the Company entered into a loan agreement with Ligand for the amount of $37,750. The principal amount of the loan may be used solely for the purpose of paying a specific liability related to Avinza®. The loan is subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. If the closing of the transaction occurs on or before January 8, 2007, the Company will forgive any accrued interest on the loan and the outstanding principal amount due thereunder would be credited against the purchase price for the Avinza® assets. If the closing of the transaction does not occur by January 8, 2007, the outstanding principal amount of the loan, accrued interest, as well as additional default interest of 2% from January 1, 2007 to January 8, 2007, would become due on January 9, 2007.

The transaction is conditioned upon the approval of Ligand’s shareholders and other customary conditions. The Company anticipates that the transaction will close on or about December 31, 2006.

On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006 the Company entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®. Effective January 1, 2007, the Company will assume full responsibility for the selling and marketing of Altace®. For the remainder of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, the Wyeth sales force will continue to promote the product with King and Wyeth will continue to share in the marketing expenses for the remainder of 2006. Under the Amended Co-Promotion Agreement, the Company will pay Wyeth a reduced annual fee as follows:

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

The annual fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected fee for the year to applicable expected Altace® net sales for the year.

Wyeth will pay the Company a $20,000 milestone fee if a specified Altace® net sales threshold is achieved in 2008.

On March 1, 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $682. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. The aggregate of these payments will not exceed $13,164.

The allocation of the initial purchase price is as follows:

Intangible assets	$23,985
Inventory	618
Fixed assets	3

$24,606

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

Upon execution of the agreements, King made an initial payment to Arrow of $35,000. Arrow will also receive payments from King of $75,000 based on the timing of certain events. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

In connection with the agreement with Arrow, the Company classified the initial payment of $35,000 and the future non-contingent payments of $50,000 as in-process research and development during the first quarter

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 2006. During the third quarter of 2006, the conditions relating to the payment of an additional $25,000 licensing fee were met and the Company classified this additional future payment as in-process research and development expense. The value of the in-process research and development project was expensed as it had not received regulatory approval and had no alternative future use. The in-process research and development is part of the branded pharmaceutical segment. Arrow filed a New Drug Application (“NDA”) for a novel formulation of ramipril in January 2006. The success of the project will depend on additional development activities and FDA approval. The estimated costs to complete the project at the execution of the agreement was approximately $3,500. The Company currently anticipates obtaining FDA approval for the novel formulation during 2007 or 2008.

On February 12, 2006, the Company entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow, whereby Cobalt has the non-exclusive right to distribute a generic formulation of the Company’s currently marketed Altace® product in the U.S. market, which generic product would be supplied by King.

7.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,199,545	$352,410	$1,174,028	$296,801
Patents	272,774	195,543	261,277	171,976
Other intangibles	9,459	8,997	9,459	8,793

Total intangible assets	$1,481,778	$556,950	$1,444,764	$477,570

Amortization expense for the three months ended September 30, 2006 and 2005 was $26,836 and $23,667, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 was $79,380 and $90,499, respectively.

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

As of September 30, 2006, the net intangible assets associated with Intal®, Tilade® and Synercid® products totals approximately $180,439. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s estimates regarding future cash flows prove to be incorrect or adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at September 30, 2006 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,410	$121,152

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005

Convertible senior notes(a)	$400,000	$—
Convertible debentures(b)	4,257	345,000
Senior secured revolving credit facility(c)	—	—

Total long-term debt	404,257	345,000

Less current portion	4,257	345,000

Long-term portion	$400,000	$—

(a)	During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s domestic subsidiaries on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

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

In connection with the issuance of the Notes, the Company incurred approximately $10,786 of deferred financing costs that are being amortized over seven years.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	During the fourth quarter of 2001, the Company issued $345,000 of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, the Company repurchased $165,000 of the Debentures prior to maturity for $163,350, resulting in a gain of $1,650. In addition, the Company wrote off deferred financing costs of $628 relating to the repurchased Debentures. On June 2, 2006, the Company completed a tender offer, repurchasing $175,743 of the Debentures at a purchase price of $175,084, resulting in a gain of $659. In addition, the Company wrote off financing costs of $983 relating to the repurchased Debentures. On May 16, 2006, the interest rate on the Debentures was reset to 3.5%. On October 6, 2006, the Company sent a notice of redemption to the trustee of the Debentures that it will redeem all of the outstanding Debentures on November 20, 2006. In accordance with the optional redemption provisions of the indenture of the Debentures, the Company will redeem the Debentures at a price of 100% of the principal amount thereof plus accrued interest.

(c)	On April 23, 2002, the Company established a $400,000 five year Senior Secured Revolving Credit Facility which matures in April 2007.

9.	Contingencies

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

The Company’s wholly-owned subsidiary, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), is a defendant in approximately 128 multi-plaintiff (1,657 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma, Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones has filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

Thimerosal/Children’s Vaccine Related Litigation

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hormone Replacement Therapy

Currently, the Company is named as a defendant in 23 lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these suits was filed in July 2004. Numerous pharmaceutical companies have also been sued. The Company was also named in several large multiple plaintiff lawsuits, but those multiple plaintiff cases were voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 23 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Minnesota, Florida, Maryland, Mississippi and Minnesota. An MDL Court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale surveillance to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is in early stages. Two cases involving a co-defendant were tried during 2006. The first MDL trial resulted in a defense verdict for co-defendant Wyeth, the manufacturer of Prempro, in September 2006. The first state court trial in Pennsylvania was to be tried in two phases. The plaintiff won the first phase and the potential verdict was $1,500, but that verdict was dismissed because the trial Judge declared a mistrial based upon a sealed motion filed with the court in October 2006. The Company does not expect to have any trials set in 2007, as the current trial calendars include trials against co-defendants in 2007. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims.

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

Since the filing of the New York City case, forty three New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. Forty of these lawsuits are pending in the MDL Court in the District of Massachusetts. The remaining 3 cases were filed in Erie, Oswego and Schenectady Counties in the New York State Courts. A co-defendant removed these 3 cases to Federal Court on October 11, 2006. The allegations in these cases are virtually the same as the allegations in the New York City case. Motions to dismiss have been filed by all defendants in all New York City and County cases pending in the MDL and in the Erie County case. The Erie motion to dismiss was granted in part and denied in part. The MDL Court has not ruled on the motions pending in the remaining cases.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated AWPs of their products. In October 2005, the State of Mississippi filed a lawsuit in State Court against the Company, Monarch and eighty-four other defendants and alleged fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs (“WACs”) of their products. A motion to dismiss the allegations based upon criminal statutes, a motion

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to transfer venue from Hinds County to Rankin County, a motion for protective order regarding discovery, a motion for more definite statement and other motions were filed in the Court in Mississippi. A Motion to Dismiss the criminal statute counts and a Motion For More Definite Statement were granted. Mississippi was required to file an amended complaint and in doing so dismissed the Company and Monarch from the lawsuit without prejudice. In Alabama, a motion to dismiss was filed and denied by the court, but the Court did require an amended complaint to be filed. The Company filed an answer and counter-claim for return of rebates overpaid to the State. Alabama filed a motion to dismiss the counter-claim which was granted. The Company perfected its appeal of that ruling. A co-defendant removed the Alabama and Mississippi cases to Federal Court on October 11, 2006. The Alabama case was remanded to state court on November 2, 2006. These two cases are in early stages of discovery. The relief sought in both of these cases is similar to the relief sought in the New York City lawsuit. The Company intends to defend all of the AWP lawsuits vigorously but is currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On September 27, 2006, the court granted preliminary approval of the Settlement Agreement. Consummation of the Settlement Agreement is still subject to certain conditions, including, among others, final court approval. The Settlement Agreement provides for a settlement amount of $38,250. Prior to the Settlement Agreement, the Court established April 10, 2007 as the trial date.

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 3, 2003, plaintiffs filed a consolidated amended complaint. On November 17, 2003, defendants filed a motion to dismiss or stay the consolidated amended complaint. The court denied the motion to dismiss, but granted a stay of proceedings. On October 11, 2004, the court lifted the stay to permit plaintiffs to file a further amended complaint adding class action claims related to the Company’s then-anticipated merger with Mylan Laboratories, Inc. On October 26, 2004, defendants filed a partial answer to the further amended complaint, and moved to dismiss the newly-added claims. Following the termination of the Mylan merger agreement, plaintiffs voluntarily dismissed these claims. On October 11, 2006, plaintiffs voluntarily dismissed claims against Brian Markison and Elizabeth Greetham. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.

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

In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to the Company’s then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff dismissed the case. On June 12, 2006, Plaintiff filed a motion requesting an award of attorneys’ fees and expenses in the amount of $1,500. On October 18, 2006, plaintiffs modified their motion asking the court to determine whether plaintiffs are entitled to an award of reasonable attorneys’ fees and expenses. This motion is pending.

During the third quarter of 2006, the Company recorded an anticipated insurance recovery of legal fees in the amount of $6,750 for the class action and derivative suits described above, which is classified in prepaid and other current assets in the accompanying financial statements. In November of 2006, the Company received payment for the recovery of these legal fees.

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

Other Legal Proceedings

Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): United States Patent No. 5,061,722 (the “722 patent”), a composition of matter patent and United States Patent No. 5,403,856 (the “856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30 month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal.

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

The Company intends to vigorously enforce its rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2006, the Company had net intangible assets related to Altace® of $230,922. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the intangible assets associated with this product.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 and ‘102 patents and are alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30 month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30 month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.

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

If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2006, the Company had net intangible assets related to Skelaxin® of $158,723. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic version of Skelaxin in the event the Company faces generic competition for Skelaxin. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.

Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “877 patent”), a method-of-use patent with an expiration date of May 2009, is assigned to King and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ‘877 patent and has marketed Adenoscan® in the U.S. since

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ‘877 patent and non-infringement of certain claims of the ‘877 patent. King and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce their rights under the ‘877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor Pharma stipulated to infringement of the asserted claims of the ‘877 patent. Trial in this action is currently scheduled to begin on February 12, 2007. The Company intends to vigorously enforce its rights under the ‘877 patent. Sicor is also involved in litigation with Item Development AB regarding U.S. Patent No. 5,731,296, a method-of-use patent with an expiration date of March 2015, which is also listed in the Orange Book for Adenoscan®. If a generic version of Adenoscan® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “ ‘538 patent”) listed in the Orange Book, a composition of matter patent which expires in June 2008. In August 2005, King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. On September 25, 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the ‘538 patent. The Company intends to vigorously enforce its rights under the ‘538 patent. As of September 30, 2006, the Company had net intangible assets related to Sonata® of $2,801. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of SFAS No. 157 on its financial statements and currently plans to adopt this standard in the first quarter of 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement amends the guidance in various standards related to pensions and other postretirement benefit plans. In addition to new disclosure requirements, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The disclosure and recognition requirements of this statement become effective as of the end of the fiscal year ending after December 15, 2006 while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. The Company is in the process of evaluating the effect of SFAS No. 158 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements for the Purpose of a Materiality Assessment,” (“SAB 108”) which was issued in order to eliminate the diversity of practice in

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantifying financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. The Company has assessed the effect of adopting this guidance and has determined that there will be no impact on its financial statements.

11.	Income Taxes

The effective tax rate varies from the statutory rate for the three and nine months ended September 30, 2006 due primarily to tax benefits related to charitable contributions of inventory, tax-exempt interest income, and domestic manufacturing deductions, which benefits were partially offset by state taxes.

The effective tax rate varies from the statutory rate for the three months ended September 30, 2005 due primarily to state taxes partially offset by tax benefits related to charitable contributions of inventory and tax-exempt interest income. The effective tax rate for the nine months ended September 30, 2005 varies from the statutory rate primarily due to tax benefits related to charitable contributions of inventory and tax-exempt interest income partially offset by state taxes.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total revenues:
Branded pharmaceuticals	$432,887	$454,548	$1,269,625	$1,176,627
Meridian Medical Technologies	37,125	38,366	132,292	96,998
Royalties	19,136	22,344	59,857	59,977
Contract manufacturing and other	137,979	229,112	409,170	478,323
Eliminations	(135,421)	(226,338)	(395,358)	(462,329)

Consolidated total net revenues	$491,706	$518,032	$1,475,586	$1,349,596

Segment profit:
Branded pharmaceuticals	$349,662	$387,360	$1,045,306	$995,154
Meridian Medical Technologies	19,801	19,948	71,965	50,425
Royalties	16,799	20,194	52,594	53,140
Contract manufacturing and other	(1,029)	(1,727)	(204)	(4,800)
Other operating costs and expense	(262,048)	(238,428)	(809,244)	(766,184)
Other income (expense)	6,685	2,406	15,002	(5,642)

Income from continuing operations before tax	$129,870	$189,753	$375,419	$322,093

	As of	As of
	September 30,	December 31,
	2006	2005

Total assets:
Branded pharmaceuticals	$2,908,521	$2,654,782
Meridian Medical Technologies	302,279	261,956
Royalties	20,117	20,444
Contract manufacturing and other	16,627	26,840
Other	—	1,220

Consolidated total assets	$3,247,544	$2,965,242

The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total revenues:
Cardiovascular/metabolic	$198,962	$228,399	$603,968	$564,710
Neuroscience	124,592	135,515	365,875	333,021
Hospital/acute care	93,241	75,209	257,652	238,504
Other	16,092	15,425	42,130	40,392

Consolidated branded pharmaceutical revenues	$432,887	$454,548	$1,269,625	$1,176,627

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Restructuring Activities

During the third quarter of 2006, the Company decided to proceed with the implementation of steps under its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility by the end of 2008. As a result of these steps, the Company expects to incur restructuring charges of approximately $16,000 through the end of 2008, of which approximately $11,000 is associated with accelerated depreciation and approximately $5,000 is associated with employee termination costs.

During the fourth quarter of 2005, the Company made the decision to reduce its work force in order to improve efficiencies in operations. The Company had $1,509 accrued relating to these activities as of December 31, 2005.

A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued				Accrued
	Balance at	Income			Balance at	Income			Balance at
	December 31,	Statement			June 30,	Statement			September 30,
	2005	Impact	Payments	Non-Cash	2006	Impact	Payments	Non-Cash	2006

Third quarter of 2006 action
Employee separation payments	$—	$—	$—	$—	$—	$3,202	$—	$—	$3,202
Accelerated depreciation(1)	—	—	—	—	—	1,472	—	(1,472)	—
Fourth quarter of 2005 action
Employee separation payments	1,509	(8)	(980)	—	521	—	—	—	521

	$1,509	$(8)	$(980)	$—	$521	$4,674	$—	$(1,472)	$3,723

(1)	Included in depreciation and amortization on the Condensed Consolidated Statement of Operations.

As of September 30, 2006, all accrued and expected restructuring charges relate to the Company’s branded pharmaceutical segment. The accrued employee separation payments as of September 30, 2006 are expected to be paid by the end of 2008.

During 2005 the Company incurred restructuring charges as a result of the relocation of the Company’s sales and marketing operations from Tennessee to New Jersey, and the decision to end principal operations of a small subsidiary of Meridian Medical Technologies located in Northern Ireland. As a result of these activities, the Company recorded charges of $597 and $2,603 in the third quarter and nine months ended September 30, 2005, respectively.

14.	Investments in Debt Securities

The Company invests its excess cash in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. As of the nine months ended September 30, 2006 and 2005, there were no cumulative gross unrealized gains or losses on investments in debt securities.

15.	Marketable Securities

As of September 30, 2006 and December 31, 2005, the Company’s investment in Palatin Technologies, Inc. common stock had a cost basis of $12,242 and there were cumulative unrealized holding gains of $1,266 and $6,260, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of 2005, the Company’s actual returns of branded pharmaceutical products continued to decrease significantly compared to actual returns during the quarterly periods in 2004 and the first quarter of 2005. Additionally, based on data received pursuant to the Company’s inventory management agreements with its key wholesale customers, the Company continued to experience normalized wholesale inventory levels of its branded pharmaceutical products during the third quarter of 2005. Accordingly, the Company believed that the rate of returns experienced during the second and third quarters of 2005 was more indicative of what it should expect in future quarters and adjusted its returns reserve accordingly. This change in estimate resulted in a decrease of approximately $15,000 in the returns reserve in the third quarter of 2005 and a corresponding increase in net sales from branded pharmaceutical products, excluding the adjustment to sales classified as discontinued operations. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the third quarter of 2005 increased by approximately $5,000. The effect of the change in estimate on the third quarter 2005 operating income was, therefore, approximately $10,000.

As a result of the Company’s previously disclosed determination that it underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, as further discussed in Note 9, the Company refined the calculation to compute the Average Manufacturer’s Price (“AMP”) and Best Price in compliance with federal laws and regulations. During the third quarter of 2005, the Company began reporting to the Centers for Medicare and Medicaid Services using the refined calculation for computing AMP and Best Price. In addition, during the third quarter of 2005, the Company recalculated rebates due with respect to prior quarters utilizing the refined AMP and Best Price calculations. As a result of this updated information, during the third quarter of 2005, the Company decreased its reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products by approximately $21,000, approximately $13,000 of which related to the first and second quarters of 2005 and the balance of which related to prior periods. This does not include the adjustment to sales classified as discontinued operations. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the third quarter of 2005 increased by approximately $6,000, approximately $2,000 of which related to the first and second quarters of 2005 and the balance of which related to prior periods. The effect of the change in estimate on the third quarter 2005 operating income was, therefore, approximately $15,000, approximately $11,000 of which related to the first and second quarters of 2005 and the balance of which related to prior periods.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of actual returns during the first quarter of 2006, the estimated rate of returns used in the calculation of the Company’s returns reserve for some of the Company’s products continued to decrease. During the first quarter of 2006, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the first quarter of 2006 increased by approximately $1,000 and royalty expense related to net sales of Skelaxin® increased by approximately $1,000. The effect of the change in estimate on first quarter 2006 operating income was, therefore, approximately $6,000.

During the third quarter of 2006, the Company reduced its rebate expense and increased net sales from branded pharmaceutical products by approximately $9,300 due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

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

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total revenues	$865	$(1,228)	$772	$2,606
Operating income (loss)	865	(1,226)	775	2,607
Net income (loss)	$555	$(787)	$497	$1,618

Results of discontinued operations during 2006 and 2005 are primarily due to changes in estimated reserves for returns and rebates.

18.	Guarantor Financial Statements

Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), has guaranteed, on a full, unconditional and joint and several basis, the Company’s performance under the $345,000 aggregate principal amount of the Debentures, of which $4,257 remain outstanding as of September 30, 2006, under the $400,000 aggregate principal amount of the Notes, and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2006					December 31, 2005
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$123,119	$11,489	$3,446	$—	$138,054	$26,802	$1,071	$2,141	$—	$30,014
Investments in debt securities	779,545	—	—	—	779,545	494,663	—	—	—	494,663
Restricted cash	—	—	—	—	—	130,400	—	—	—	130,400
Accounts receivable, net	98	254,161	1,487	—	255,746	1,221	221,854	506	—	223,581
Inventories	148,558	37,899	313	—	186,770	195,421	31,877	765	—	228,063
Deferred income tax assets	10,214	58,939	—	—	69,153	21,524	60,253	—	—	81,777
Prepaid expenses and other current assets	99,306	3,050	—	—	102,356	50,724	8,566	1	—	59,291

Total current assets	1,160,840	365,538	5,246	—	1,531,624	920,755	323,621	3,413	—	1,247,789

Property, plant and equipment, net	110,033	193,789	—	—	303,822	108,712	193,762	—	—	302,474
Intangible assets, net	—	921,802	3,026	—	924,828	44	963,944	3,206	—	967,194
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Marketable securities	13,508	—	—	—	13,508	18,502	—	—	—	18,502
Deferred income tax assets	(28,147)	285,538	1,107	—	258,498	(9,483)	239,452	1,063	—	231,032
Other assets	38,911	55,201	—	—	94,112	30,225	46,874	—	—	77,099
Investments in subsidiaries	2,565,693	—	—	(2,565,693)	—	2,299,835	—	—	(2,299,835)	—

Total assets	$3,860,838	$1,943,020	$9,379	$(2,565,693)	$3,247,544	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,977	$29,737	$96	$—	$80,810	$60,700	$23,762	$77	$—	$84,539
Accrued expenses	82,850	388,844	1	—	471,695	151,125	368,491	4	—	519,620
Income taxes payable	17,134	3,604	(121)	—	20,617	24,123	(1,701)	(121)	—	22,301
Current portion of long-term debt	4,257	—	—	—	4,257	345,000	—	—	—	345,000

Total current liabilities	155,218	422,185	(24)	—	577,379	580,948	390,552	(40)	—	971,460

Long-term debt	400,000	—	—	—	400,000	—	—	—	—	—
Other liabilities	17,280	6,614	—	—	23,894	17,371	2,989	—	—	20,360
Intercompany payable (receivable)	1,042,069	(1,054,542)	12,473	—	—	796,849	(808,256)	11,407	—	—

Total liabilities	1,614,567	(625,743)	12,449	—	1,001,273	1,395,168	(414,715)	11,367	—	991,820

Shareholders’ equity	2,246,271	2,568,763	(3,070)	(2,565,693)	2,246,271	1,973,422	2,303,520	(3,685)	(2,299,835)	1,973,422

Total liabilities and shareholders’ equity	$3,860,838	$1,943,020	$9,379	$(2,565,693)	$3,247,544	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2006					Three Months Ended September 30, 2005
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$106,996	$472,276	$(157)	$(106,545)	$472,570	$200,301	$495,280	$221	$(200,114)	$495,688
Royalty revenue	—	19,136	—	—	19,136	—	22,344	—	—	22,344

Total revenues	106,996	491,412	(157)	(106,545)	491,706	200,301	517,624	221	(200,114)	518,032

Operating costs and expenses:
Cost of revenues	36,358	176,660	—	(106,545)	106,473	34,162	258,087	122	(200,114)	92,257
Selling, general and administrative	57,653	99,883	58	—	157,594	59,403	121,027	1,554	—	181,984
Mylan transaction costs	—	—	—	—	—	466	—	—	—	466
Research and development	181	63,238	—	—	63,419	174	23,875	—	—	24,049
Depreciation and amortization	5,395	32,378	60	—	37,833	3,959	27,226	167	—	31,352
Restructuring charges	202	3,000	—	—	3,202	—	597	—	—	597
Gain on sale of products	—	—	—	—	—	—	(20)	—	—	(20)

Total operating costs and expenses	99,789	375,159	118	(106,545)	368,521	98,164	430,792	1,843	(200,114)	330,685

Operating income (loss)	7,207	116,253	(275)	—	123,185	102,137	86,832	(1,622)	—	187,347
Other income (expense):
Interest income	8,434	53	2	—	8,489	5,244	9	—	—	5,253
Interest expense	(1,881)	(13)	—	—	(1,894)	(3,105)	(31)	—	—	(3,136)
Gain on investment	—	—	—	—	—	1,040	—	—	—	1,040
Loss on early extinguishment of debt	(11)	—	—	—	(11)	—	—	—	—	—
Other, net	5	68	28	—	101	(312)	(425)	(14)	—	(751)
Equity in earnings of subsidiaries	100,267	—	—	(100,267)	—	69,255	—	—	(69,255)	—
Intercompany interest (expense) income	(10,533)	10,646	(113)	—	—	(18,952)	19,122	(170)	—	—

Total other income (expense)	96,281	10,754	(83)	(100,267)	6,685	53,170	18,675	(184)	(69,255)	2,406

Income (loss) from continuing operations before income taxes	103,488	127,007	(358)	(100,267)	129,870	155,307	105,507	(1,806)	(69,255)	189,753
Income tax expense (benefit)	13,083	27,106	(169)	—	40,020	33,450	34,291	(632)	—	67,109

Income (loss) from continuing operations	90,405	99,901	(189)	(100,267)	89,850	121,857	71,216	(1,174)	(69,255)	122,644

Discontinued operations:
Income (loss) from discontinued operations	—	865	—	—	865	—	(1,226)	—	—	(1,226)
Income tax expense (benefit)	—	310	—	—	310	—	(439)	—	—	(439)

Total income (loss) from discontinued operations, net	—	555	—	—	555	—	(787)	—	—	(787)

Net income (loss)	$90,405	$100,456	$(189)	$(100,267)	$90,405	$121,857	$70,429	$(1,174)	$(69,255)	$121,857

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2006					Nine Months Ended September 30, 2005
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$317,821	$1,413,603	$1,254	$(316,949)	$1,415,729	$396,709	$1,287,531	$805	$(395,426)	$1,289,619
Royalty revenue	—	59,857	—	—	59,857	—	59,977	—	—	59,977

Total revenues	317,821	1,473,460	1,254	(316,949)	1,475,586	396,709	1,347,508	805	(395,426)	1,349,596

Operating costs and expenses:
Cost of revenues	119,801	502,262	811	(316,949)	305,925	106,187	544,478	438	(395,426)	255,677
Selling, general and administrative	160,528	322,274	(707)	—	482,095	151,341	315,477	1,681	—	468,499
Mylan transaction costs	—	—	—	—	—	3,898	—	—	—	3,898
Research and development	3,102	209,829	—	—	212,931	466	52,555	—	—	53,021
Depreciation and amortization	16,164	94,401	180	—	110,745	11,768	100,431	499	—	112,698
Intangible asset impairment	—	279	—	—	279	—	126,923	—	—	126,923
Restructuring charges	202	2,992	—	—	3,194	322	2,281	—	—	2,603
Gain on sale of products	—	—	—	—	—	—	(1,458)	—	—	(1,458)

Total operating costs and expenses	299,797	1,132,037	284	(316,949)	1,115,169	273,982	1,140,687	2,618	(395,426)	1,021,861

Operating income (loss)	18,024	341,423	970	—	360,417	122,727	206,821	(1,813)	—	327,735
Other income (expense): Interest income	22,650	190	2	—	22,842	10,966	497	—	—	11,463
Interest expense	(7,769)	(156)	—	—	(7,925)	(8,827)	(49)	—	—	(8,876)
Loss on investment	—	—	—	—	—	(6,182)	—	—	—	(6,182)
Gain on early extinguishment of debt	698	—	—	—	698	—	—	—	—	—
Other, net	(225)	(711)	323	—	(613)	(494)	(1,178)	(375)	—	(2,047)
Equity in earnings of subsidiaries	266,175	—	—	(266,175)	—	172,344	—	—	(172,344)	—
Intercompany interest (expense) income	(36,226)	36,643	(417)	—	—	(47,942)	48,412	(470)	—	—

Total other income (expenses)	245,303	35,966	(92)	(266,175)	15,002	119,865	47,682	(845)	(172,344)	(5,642)

Income (loss) from continuing operations before income taxes	263,327	377,389	878	(266,175)	375,419	242,592	254,503	(2,658)	(172,344)	322,093
Income tax expense (benefit)	11,342	112,325	264	—	123,931	30,183	82,049	(930)	—	111,302

Income (loss) from continuing operations	251,985	265,064	614	(266,175)	251,488	212,409	172,454	(1,728)	(172,344)	210,791

Discontinued operations:
Income from discontinued operations	—	775	—	—	775	—	2,607	—	—	2,607
Income tax expense	—	278	—	—	278	—	989	—	—	989

Total income from discontinued operations	—	497	—	—	497	—	1,618	—	—	1,618

Net income (loss)	$251,985	$265,561	$614	$(266,175)	$251,985	$212,409	$174,072	$(1,728)	$(172,344)	$212,409

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows (used in) provided by operating activities	$(39,643)	$336,660	$240	$297,257	$122,662	$282,310	$(149)	$404,823

Cash flows from investing activities:
Transfers from (to) restricted cash	128,722	—	—	128,722	(75,126)	1,582	—	(73,544)
Purchases of investments in debt securities	(1,170,272)	—	—	(1,170,272)	(879,379)	—	—	(879,379)
Proceeds from maturities and sales of investments in debt securities	885,390	—	—	885,390	470,872	—	—	470,872
Purchases of property, plant and equipment	(17,512)	(13,708)	—	(31,220)	(6,941)	(25,393)	—	(32,334)
Proceeds from sale of property and equipment	—	—	—	—	1	—	—	1
Purchases of product rights	—	(24,886)	—	(24,886)	—	—	—	—
Arrow International Limited collaboration	—	(35,000)	—	(35,000)	—	—	—	—
Proceeds from sale of marketable securities	—	—	—	—	6,453	—	—	6,453
Palatin collaboration	—	—	—	—	(10,000)	—	—	(10,000)

Net cash used in investing activities	(173,672)	(73,594)	—	(247,266)	(494,120)	(23,811)	—	(517,931)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	6,844	—	—	6,844	682	—	—	682
Excess tax benefit from stock-based compensation	425	—	—	425	—	—	—	—
Proceeds from issuance of long-term debt	400,000	—	—	400,000	—	—	—	—
Payments on long-term debt	(338,434)	—	—	(338,434)	—	—	—	—
Debt issuance costs	(10,786)	—	—	(10,786)	—	—	—	—
Intercompany	251,583	(252,648)	1,065	—	284,575	(285,717)	1,142	—

Net cash provided by (used in) financing activities	309,632	(252,648)	1,065	58,049	285,257	(285,717)	1,142	682

Increase (decrease) in cash and cash equivalents	96,317	10,418	1,305	108,040	(86,201)	(27,218)	993	(112,426)
Cash and cash equivalents, beginning of period	26,802	1,071	2,141	30,014	164,451	27,035	1,170	192,656

Cash and cash equivalents, end of period	$123,119	$11,489	$3,446	$138,054	$78,250	$(183)	$2,163	$80,230

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our corporate strategy is focused on three key therapeutic areas: cardiovascular/metabolic, neuroscience, and hospital/acute care products. We believe each of our key therapeutic areas has significant market potential and our organization is aligned accordingly. We work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and product life-cycle management. We also work to achieve organic growth through the successful development of new branded pharmaceutical products. Additionally, we seek to achieve growth through the acquisition or in-licensing of novel branded pharmaceutical products in later stages of development and technologies that have significant market potential that complement our three key therapeutic areas. We may also seek company acquisitions which add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations.

Utilizing our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in bringing innovative, clinically-differentiated therapies and technologies to market in our key therapeutic areas.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2006 and 2005

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Total Revenues
Branded pharmaceuticals	$432,887	$454,548	$1,269,625	$1,176,627
Meridian Medical Technologies	37,125	38,366	132,292	96,998
Royalties	19,136	22,344	59,857	59,977
Contract manufacturing and other	2,558	2,774	13,812	15,994

Total revenues	$491,706	$518,032	$1,475,586	$1,349,596
Cost of Revenues
Branded pharmaceuticals	$83,225	$67,188	$224,319	$181,473
Meridian Medical Technologies	17,324	18,418	60,327	46,573
Royalties	2,337	2,150	7,263	6,837
Contract manufacturing and other	3,587	4,501	14,016	20,794

Total cost of revenues	$106,473	$92,257	$305,925	$255,677
Gross Profit
Branded pharmaceuticals	$349,662	$387,360	$1,045,306	$995,154
Meridian Medical Technologies	19,801	19,948	71,965	50,425
Royalties	16,799	20,194	52,594	53,140
Contract manufacturing and other	(1,029)	(1,727)	(204)	(4,800)

Total gross profit	$385,233	$425,775	$1,169,661	$1,093,919

The following table summarizes our gross to net sales deductions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Gross Sales	$607,543	$633,562	$1,831,972	$1,697,919
Commercial Rebates	47,306	63,733	144,350	145,248
Medicaid Rebates	2,882	4,143	21,194	59,947
Medicare Part D Rebates	15,586	—	41,456	—
Chargebacks	24,193	31,291	76,440	71,028
Returns	2,511	(2,971)	10,053	2,758
Trade Discounts/Other	22,494	20,562	62,121	66,736

	492,571	516,804	1,476,358	1,352,202
Discontinued Operations	865	(1,228)	772	2,606

Net Sales	$491,706	$518,032	$1,475,586	$1,349,596

Gross sales were lower in the third quarter of 2006 compared to the third quarter of 2005 primarily due to an increase in wholesale inventory levels of certain of our branded pharmaceutical products in the third quarter of 2005 which benefited gross sales during that quarter. Additionally, the lower level of gross sales during the third quarter of 2006 was also due to a decline in prescriptions of certain of our branded pharmaceutical products since the third quarter of 2005, partially offset by the effect of price increases taken during the fourth quarter of 2005. Gross sales were higher in the first nine months of 2006 compared to the first nine months of 2005 primarily due to price increases, higher unit sales as a result of the effect of wholesale inventory reductions of some of our branded pharmaceutical products during 2005, particularly Altace®, and an increase in gross sales of Meridian Medical Technologies, partially offset by a decline in prescriptions of certain of our branded pharmaceutical products during 2006.

The following tables provide the activity and ending balances for our significant gross to net sales categories:

Accrual for Rebates, including Administrative Fees (in thousands):

	2006	2005

Balance at January 1, net of prepaid amounts	$126,240	$179,062
Current provision related to sales made in current period	79,690	62,504
Current provision related to sales made in prior periods	(3,532)	(7,481)
Rebates paid	(115,999)	(83,196)

Balance at March 31, net of prepaid amounts	$86,399	$150,889

Current provision related to sales made in current period	69,912	79,696
Current provision related to sales made in prior periods	(4,844)	2,600
Rebates paid	(82,158)	(80,423)

Balance at June 30, net of prepaid amounts	$69,309	$152,762

Current provision related to sales made in current period	76,684	92,178
Current provision related to sales made in prior periods	(10,910)	(24,302)
Rebates paid	(76,460)	(76,579)

Balance at September 30, net of prepaid amounts	$58,623	$144,059

Medicaid rebate expense was lower in the third quarter of 2006 than in the third quarter of 2005 and was lower in the first nine months of 2006 than in the first nine months of 2005, primarily due to the Government shifting persons who were covered by the Medicaid Program to the Medicare Part D Program. During January 2006, the Medicare Prescription Drug Improvement and Modernization Act became effective. This law provides outpatient prescription drug coverage to senior citizens and certain disabled citizens in the United States. We have contracts with organizations that administer the Medicare Part D Program, which require us to pay rebates based on contractual pricing and actual utilization under the plans.

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

During the third quarter of 2006, we reduced our rebate expense and increased net sales from branded pharmaceutical products by approximately $9.3 million due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

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

In addition, during the first quarter of 2006, we delayed normal Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. For a discussion regarding this investigation, please see “Settlement of Government Pricing Investigation” included in Note 9, “Contingencies”, in Item 1, “Financial Statements.” In the third quarter and the nine months ended September 30, 2006, the utilization of overpayments reduced our rebate payments by approximately $3.4 million and $23.2 million, respectively, and has therefore reduced “Rebates Paid” in the table above.

Accrual for Returns (in thousands):

	2006	2005

Balance at January 1	$50,902	$122,863
Current provision	(702)	(4,438)
Actual returns	(7,692)	(45,394)

Ending balance at March 31	$42,508	$73,031

Current provision	8,244	10,167
Actual returns	(4,410)	(15,009)

Ending balance at June 30	$46,342	$68,189

Current provision	2,511	(2,971)
Actual returns	(6,760)	(10,335)

Ending balance at September 30	$42,093	$54,883

Our calculation for returns reserves is based on historical sales and return rates over the period during which customers have a right of return. We also consider current wholesale and retail inventory levels of our products. Based on data received from our inventory management agreements with our three key wholesale customers, there was a significant reduction of wholesale inventory levels of our products during the first quarter of 2005. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the reserve for returns by approximately $20.0 million and increased net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. During the second quarter of 2005, we decreased our reserve for returns by approximately $5.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment for sales classified as discontinued operations, by the same amount as a result of an additional reduction in wholesale inventory levels of our branded products. The “Accrual for Returns,” in the table above reflects these adjustments as a reduction in the current provision.

During the third quarter of 2005, our actual returns of branded pharmaceutical products continued to decrease significantly compared to actual returns during the quarterly periods in 2004 and the first quarter of 2005. Additionally, based on data received pursuant to the our inventory management agreements with our key wholesale customers, we continued to experience normalized wholesale inventory levels of our branded pharmaceutical products during the third quarter of 2005. Accordingly, we believed that the rate of returns experienced during the second and third quarters of 2005 was more indicative of what we expected in future quarters and adjusted our returns reserve accordingly. This change in estimate resulted in a decrease of approximately $15.0 million in the returns reserve in the third quarter of 2005 and a corresponding increase in net sales from branded pharmaceutical products. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $5.0 million. The effect of the change in estimate on operating income was, therefore, approximately $10.0 million.

As a result of the actual returns during the first quarter of 2006, the estimated rate of returns used in the calculation of our returns reserve for some of our products continued to decrease. During the first quarter of 2006, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The “Accrual for Returns” table above reflects this adjustment as a reduction in the current provision. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the first quarter of 2006 increased by approximately $1.0 million and royalty expense related to net sales of Skelaxin® increased by approximately $1.0 million. The effect of the change in estimate on first quarter 2006 operating income was, therefore, approximately $6.0 million.

Accrual for Chargebacks (in thousands):

	2006	2005

Balance at January 1	$13,153	$27,953
Current provision	29,390	18,558
Actual chargebacks	(25,972)	(22,048)

Ending balance at March 31	$16,571	$24,463

Current provision	22,857	21,179
Actual chargebacks	(25,402)	(31,741)

Ending balance at June 30	$14,026	$13,901

Current provision	24,193	31,291
Actual chargebacks	(25,278)	(30,518)

Ending balance at September 30	$12,941	$14,674

Branded Pharmaceuticals

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Branded Pharmaceutical revenue:
Altace®	$158,914	$174,200	$(15,286)	(8.8)%	$471,604	$404,103	$67,501	16.7%
Skelaxin®	105,933	115,893	(9,960)	(8.6)	302,037	274,619	27,418	10.0
Thrombin-JMI®	70,029	53,767	16,262	30.2	190,133	169,959	20,174	11.9
Levoxyl®	24,644	36,080	(11,436)	(31.7)	84,726	117,373	(32,647)	(27.8)
Sonata®	18,660	19,622	(962)	(4.9)	63,838	58,402	5,436	9.3
Other	54,707	54,986	(279)	(1.0)	157,287	152,171	5,116	3.4

Total revenue	432,887	454,548	(21,661)	(4.8)	1,269,625	1,176,627	92,998	7.9
Cost of Revenues	83,225	67,188	16,037	23.9	224,319	181,473	42,846	23.6

Gross Profit	$349,662	$387,360	$(37,698)	(9.7)%	$1,045,306	$995,154	$50,152	5.0%

Gross Profit Percent	80.8%	85.2%			82.3%	84.6%

Net sales from branded pharmaceutical products were lower in the third quarter of 2006 than in the third quarter of 2005 primarily due to an increase in wholesale inventory levels of certain of our branded pharmaceutical products in the third quarter of 2005 and the effect of a reduction in reserves for returns and rebates during the third quarter of 2005 as discussed above, each of which benefited net sales in the third quarter of 2005. The lower level of net sales in the third quarter of 2006 was also due to a decline in prescriptions of certain of our branded pharmaceutical products since the third quarter of 2005, partially offset by the effect of price increases taken during the fourth quarter of 2005 and a reduction in the rebate reserve for a government pricing program for military dependants and retirees during 2006 as discussed above. Based on inventory data provided to us by our key customers, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, and Sonata®, as of September 30, 2006, are at or below normalized levels. We estimate that wholesale and retail inventories of our products as of September 30, 2006 represent gross sales of approximately $155.0 million to $165.0 million. For a discussion regarding the potential risk of generic competition for Altace®, Skelaxin®, and Sonata®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Sales of Key Products

Altace®

Net sales of Altace® were lower in the third quarter of 2006 than in the third quarter of 2005 primarily due to an increase in wholesale inventory levels during the third quarter of 2005, and the effect of a reduction in reserves for returns and rebates during the third quarter of 2005 as discussed above, each of which benefited net sales of this product in the third quarter of 2005. Net sales of Altace® during the third quarter of 2006 did benefit from a price increase taken in the fourth quarter of 2005, a reduction in commercial rebates in the third quarter of 2006 compared to the third quarter of 2005, and a reduction in the rebate reserve for a government pricing program for military dependants and retirees during the third quarter of 2006 as discussed above. Total prescriptions for Altace® decreased approximately 2.6% in the third quarter of 2006 from the third quarter of 2005 according to IMS America, Ltd. (“IMS”) monthly prescription data.

Net sales of Altace® were higher in the first nine months of 2006 than in the first nine months of 2005 primarily due to a price increase taken in the fourth quarter of 2005 and higher unit sales in 2006 as a result of the effects of wholesale inventory reductions of Altace® in 2005, partially offset by the effect of a reduction in reserves for returns and rebates during the third quarter of 2005 as discussed above. We do not believe Altace® net sales will continue to increase at the rate experienced in the first nine months of 2006.

For a discussion regarding the risk of potential generic competition for Altace®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Skelaxin®

Net sales of Skelaxin® decreased in the third quarter of 2006 from the third quarter of 2005 primarily due to an increase in wholesale inventory levels during the third quarter of 2005 and the effect of a reduction in reserves for returns and rebates during the third quarter of 2005 as discussed above, each of which benefited net sales of this product in the third quarter of 2005. Net sales of Skelaxin® in the third quarter of 2006 did benefit from a reduction in government rebates in the third quarter of 2006 compared to the third quarter of 2005, a price increase taken in the fourth quarter of 2005 and a reduction in the rebate reserve for a government pricing program for military dependants and retirees during the third quarter of 2006 as discussed above. Total prescriptions for Skelaxin® increased approximately 0.1% in the third quarter of 2006 from the third quarter of 2005 according to IMS monthly prescription data.

Net sales of Skelaxin® increased in the first nine months of 2006 from the first nine months of 2005 primarily due to a price increase taken in the fourth quarter of 2005 and a reduction in government rebates, partially offset by a decline in prescriptions in 2006, and the effect of a reduction in reserves for returns and rebates during the third quarter of 2005 as discussed above. Skelaxin® net sales may not continue to increase at the rate experienced in the first nine months of 2006.

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

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to an increase in wholesale inventory levels during the third quarter of 2006 and a price increase taken in the fourth quarter of 2005. We do not believe Thrombin-JMI® net sales will continue to increase at the rate experienced in the third quarter of 2006.

Net sales of Thrombin-JMI® increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to changes in wholesale inventory levels and a price increase taken in the second half of 2005, partially offset by an increase in chargebacks and commercial rebates during the first nine months of 2006 compared to the first nine months of 2005.

Levoxyl®

In 2004, the FDA approved certain other levothyroxine sodium products as bioequivalent and therapeutically equivalent to Levoxyl®. Since this time, Levoxyl® has competed in a highly genericized market.

Net sales of Levoxyl® decreased in the third quarter of 2006 from the third quarter of 2005 primarily due to a decline in prescriptions since the third quarter of 2005, the effect of a reduction in reserves for returns and rebates during the third quarter of 2005 as discussed above, and a higher rate of commercial and government rebates and chargebacks in the third quarter of 2006 compared to the third quarter of 2005, partially offset by a price increase taken in the fourth quarter of 2005. Total prescriptions for Levoxyl® were approximately 14.1% lower in the third quarter of 2006 than in the third quarter of 2005 according to IMS monthly prescription data. While prescriptions for this product may continue to decline, we believe the rate of any decline may be lower than that recently experienced.

Net sales of Levoxyl® decreased in the first nine months of 2006 from the first nine months of 2005 primarily due to a decrease in prescriptions in 2006, partially offset by price increases taken in the fourth quarter of 2005 and changes in wholesale inventory levels. During the first nine months of 2005, net sales of Levoxyl® benefited from the reduction in the reserve for returns described above and a reduction in the reserve for rebates. During the first nine months of 2006, net sales of Levoxyl® benefited from a favorable change in estimate during the first quarter of 2006 of approximately $7.0 million in the product’s reserve for Medicaid rebates as a result of the government pricing investigation settlement. This benefit was substantially offset by increases in Medicaid rebate reserves for other products as a result of the settlement.

Sonata®

Net sales of Sonata® were lower in the third quarter of 2006 than in the third quarter of 2005 primarily due to a decline in prescriptions since the third quarter of 2005 and the effect of a reduction in reserves for returns and rebates during 2005, partially offset by a reduction in government and commercial rebates and price increases taken in the fourth quarter of 2005 and the third quarter of 2006. Total prescriptions for Sonata® decreased approximately 18.5% in the third quarter of 2006 from the third quarter of 2005 according to IMS monthly prescription data. The decrease in prescriptions during 2006 was primarily due to new competitors that entered the market in 2005. While prescriptions for this product may continue to decline, we believe the rate of any decline may be lower than that recently experienced.

Net sales of Sonata® were higher in the first nine months of 2006 than in the first nine months of 2005 primarily due to higher unit sales as a result of wholesale inventory reductions of Sonata® in 2005 and price increases taken in the fourth quarter of 2005 and the third quarter of 2006, partially offset by a decrease in prescriptions during 2006.

For a discussion regarding the risk of potential generic competition for Sonata®, please see “Other Legal Proceedings” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

Other Branded Pharmaceutical Products

Net sales of other branded pharmaceutical products in the third quarter of 2006 were consistent with the third quarter of 2005 primarily due to decreases in unit sales that were generally offset by price increases. Most of these products are not promoted through our sales force and prescriptions for many of these products are declining. We do not believe net sales of other branded pharmaceutical products will grow from the level of net sales achieved in the third quarter of 2006 and may continue to decline.

Net sales of other branded pharmaceutical products were higher in the first nine months of 2006 compared to the first nine months of 2005 primarily due to the effects of wholesale inventory reductions in the first nine months of 2005 and price increases which were partially offset by decreases in prescriptions.

Cost of Revenues

Cost of revenues from branded pharmaceutical products increased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to additional royalties we began paying on Skelaxin® on January 1, 2006. The royalties on Skelaxin® will increase in the fourth quarter of 2006 due to the achievement of a certain regulatory milestone by Mutual Pharmaceutical Company, Inc. (“Mutual”).

Cost of revenues from branded pharmaceutical products increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to the cost of revenues associated with higher unit sales of branded pharmaceutical products in the first nine months of 2006 and an increase in royalties associated with Skelaxin®.

Cost of revenues in the first nine months of 2005 includes the benefit of a special item in the amount of $1.6 million related to changes in estimates regarding the effect of some excess purchase commitments.

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

Meridian Medical Technologies

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Meridian Medical Technologies revenue	$37,125	$38,366	$(1,241)	(3.2)%	$132,292	$96,998	$35,294	36.4%
Cost of Revenues	17,324	18,418	(1,094)	(5.9)	60,327	46,573	13,754	29.5

Gross Profit	$19,801	$19,948	$(147)	<1.0%	$71,965	$50,425	$21,540	42.7%

Gross Profit Percent	53.3%	52.0%			54.4%	52.0%

Revenues from Meridian Medical Technologies decreased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to decreases in unit sales of our auto-injector products, partially offset by revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory LTD on March 1, 2006. Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product. Revenues from Meridian Medical

Technologies fluctuate based on buying patterns of Dey, L.P. and the government. Total prescriptions for Epipen® in the United States increased approximately 2.9% in the third quarter of 2006 from the third quarter of 2005 according to IMS monthly prescription data. We believe net sales in the fourth quarter of 2006 will be lower than the level experienced in the third quarter of 2006.

Revenues from Meridian Medical Technologies increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to increases in unit sales of our auto-injector products, as well as revenues derived from our acquisition of the rights to market and sell EpiPen® in Canada.

Cost of revenues from Meridian Medical Technologies decreased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a decrease in unit sales. Cost of revenues from Meridian Medical Technologies increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to higher unit sales.

Royalties

	For the Three Months		Change		For the Nine Months		2006 vs. 2005
	Ended September 30,		2006 vs. 2005		Ended September 30,		Change
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Royalty revenue	$19,136	$22,344	$(3,208)	(14.4)%	$59,857	$59,977	$(120)	<1.0%
Cost of Revenues	2,337	2,150	187	8.7	7,263	6,837	426	6.2

Gross Profit	$16,799	$20,194	$(3,395)	(16.8)%	$52,594	$53,140	$(546)	(1.0)%

Gross Profit Percent	87.8%	90.4%			87.9%	88.6%

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

Contract Manufacturing and Other

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Contract manufacturing revenue	$2,558	$2,774	$(216)	(7.8)%	$13,812	$15,994	$(2,182)	(13.6)%
Cost of Revenues	3,587	4,501	(914)	(20.3)	14,016	20,794	(6,778)	(32.6)

Gross Profit	$(1,029)	$(1,727)	$698	40.4%	$(204)	$(4,800)	$4,596	95.8%

Revenues from contract manufacturing decreased in the first nine months of 2006 compared to the first nine months of 2005 due to a lower volume of units manufactured for third parties. This decline may continue in future periods.

Cost of sales associated with contract manufacturing decreased in the first nine months of 2006 from the first nine months of 2005 primarily due to decreased unit production of products we manufacture for third parties.

Operating Costs and Expenses

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Total gross profit	$385,233	$425,775	$(40,542)	(9.5)%	$1,169,661	$1,093,919	$75,742	6.9%
Selling, general and administrative	157,594	182,450	(24,856)	(13.6)	482,095	472,397	9,698	2.1
Research and development	63,419	24,049	39,370	>100.0	212,931	53,021	159,910	>100.0
Depreciation and amortization	37,833	31,352	6,481	20.7	110,745	112,698	(1,953)	(1.7)
Intangible asset impairment	—	—	—	—	279	126,923	(126,644)	(99.8)
Restructuring charges	3,202	597	2,605	>100.0	3,194	2,603	591	22.7
Gain on sale of products	—	(20)	20	100.00	—	(1,458)	1,458	100.0

Operating income	$123,185	$187,347	$(64,162)	(34.2)%	$360,417	$327,735	$32,682	10.0%

Selling, General and Administrative Expenses

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2006 vs. 2005		Ended September 30,		2006 vs. 2005
	2006	2005	$	%	2006	2005	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees and Mylan transaction costs	$107,300	$111,638	$(4,338)	(3.9)%	$319,480	$305,911	$13,569	4.4%
Mylan transaction costs	—	466	(466)	(100.0)	—	3,898	(3,898)	(100.0)
Co-promotion fees	50,294	70,346	(20,052)	(28.5)	162,615	162,588	27	<1.0

Total selling, general and administrative	$157,594	$182,450	$(24,856)	(13.6)%	$482,095	$472,397	$9,698	2.1%

Total selling, general and administrative expenses decreased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to a decrease in co-promotion fees we pay to Wyeth under our Co-Promotion Agreement and the benefit of special items partially offset by stock based compensation costs. The decrease in co-promotion fees is due to an amendment to the original Co-Promotion Agreement with Wyeth and lower net sales of Altace®. For a discussion regarding the decrease in net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above. For a discussion regarding the Amended Co-Promotion Agreement with Wyeth, please see “General” within the “Liquidity and Capital Resources” section below. The Amended Co-Promotion Agreement allows King to assume full responsibility for the selling and marketing of Altace® beginning January 1, 2007. We anticipate that selling and marketing expenses will increase due to this new responsibility.

Total selling, general and administrative expenses increased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to stock based compensation costs and an increase in operating expenses associated with sales and marketing, partially offset by the benefit of special items. While Altace® net sales were higher in the first nine months of 2006 compared to the first nine months of 2005, the co-promotion fee remained consistent due to a lower co-promotion fee average rate during 2006 as a result of the Amended Co-Promotion Agreement. For a discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding the increase in net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Our prior period condensed consolidated financial statements have not been restated and therefore do not reflect the recognition of stock-based compensation costs. During the third quarter of 2006, we incurred stock-based compensation costs of $5.5 million, $4.3 million of which is included in selling, general and administrative expenses. During the first nine months of 2006, we incurred stock-based compensation costs of $15.2 million, $11.0 million of which is included in selling, general and administrative expenses.

In addition to the stock-based compensation costs discussed above, we have recorded a charge of $3.6 million in the third quarter of 2006 to correct immaterial understatements of compensation expense identified in our voluntary review of our practices with respect to granting equity-based compensation. For additional information, please see “Review of Historical Equity-Based Compensation Grants” included in Note 2, “Stock-Based Compensation,” in Item 1, “Financial Statements.”

Selling, general and administrative expense includes the following special items:

•	A benefit of $5.5 million and $1.0 million in the third quarter of 2006 and the first nine months of 2006, respectively, and charges of $4.4 and $13.3 million in the third quarter of 2005 and the first nine months of 2005, respectively, primarily due to professional fees related to the now completed investigation of our company by the Office of Inspector General of the United States Department of Health and Human Services, the partially completed investigation by the U.S. Securities and Exchange Commission, and private plaintiff securities litigation. During the third quarter of 2006, we recorded an anticipated insurance recovery of legal fees in the amount of $6.8 million related to the securities litigation. In November of 2006, we received payment for the recovery of these legal fees. For additional information, please see “Settlement of Governmental Pricing Investigation”, “SEC Investigation” and “Securities Litigation” included in Note 9, “Contingencies,” in Item 1, “Financial Statements.”

•	A charge in the amount of $0.5 million and $3.9 million in the third quarter and the first nine months of 2005, respectively, for professional fees and expenses related to the terminated merger agreement with Mylan Laboratories, Inc.

As a percentage of total revenues, total selling, general, and administrative expenses were 32.1% in the third quarter of 2006 compared to 35.2% in the third quarter of 2005 and 32.7% in the first nine months of 2006 compared to 35.0% in the first nine months of 2005.

Research and Development Expense

	For the Three Months		Change	For the Nine Months		Change
	Ended September 30,		2006 vs. 2005	Ended September 30,		2006 vs. 2005
	2006	2005		$2006	2005	$
		(In thousands)			(In thousands)

Research and development	$38,419	$24,049	$14,370	$102,931	$53,021	$49,910
Research and development — in process upon acquisition	25,000	—	25,000	110,000	—	110,000

Total research and development	$63,419	$24,049	$39,370	$212,931	$53,021	$159,910

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

Research and development — in process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition, as the projects have not received regulatory approval and have no alternative future use. During the first and third quarters of 2006 we incurred charges of $85.0 million and $25.0 million, respectively, for our acquisition of in-process research and development associated with our collaboration with Arrow International Limited and certain of its affiliates (collectively, “Arrow”), not including Cobalt Pharmaceuticals, Inc., to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of new formulations of ramipril for us. However, under certain conditions, we may manufacture and supply the formulations of ramipril instead of Arrow. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril. Arrow filed an NDA for a novel formulation of ramipril in January 2006. The success of the project will depend on additional development activities and FDA approval. The estimated cost to complete the project at the execution of the agreement was approximately $3.5 million. Assuming we obtain FDA approval, we currently plan to commercialize the novel formulation during 2007 or 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in the third quarter of 2006 compared to the third quarter of 2005 primarily due to reductions in estimated useful lives of certain assets.

Depreciation and amortization expense decreased in the first nine months of 2006 compared to the first nine months of 2005 primarily due to completing our amortization of the purchase price associated with the patents relating to Skelaxin® in the second quarter of 2005, partially offset by increases in depreciation and amortization due to reductions in estimated useful lives of certain assets.

Depreciation and amortization expense includes a special item of $1.5 million in the third quarter of 2006 and the first nine months of 2006 associated with accelerated depreciation on certain assets including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by the end of 2008.

As of September 30, 2006, the net intangible assets associated with Intal®, Tilade®, and Synercid® totaled approximately $180.4 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write-off a portion or all of these intangible assets.

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

Our Rochester, Michigan facility manufactures products for us and various third-parties. As of September 30, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding that associated with the production of Bicillin®, was $63.0 million. Overall production volume at this facility declined in recent years. We are currently transferring to this facility the manufacture of certain products that are currently manufactured by us at other facilities or for us by third parties. These transfers should increase production and cash flow at the Rochester facility. We currently believe that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if we are not successful in transferring additional production to the Rochester facility, we may have to write off a portion of the property, plant and equipment associated with this facility.

The net book value of some of our manufacturing facilities currently exceeds fair market value. We currently believe that the long-term assets associated with these facilities are not impaired based on estimated undiscounted future cash flows. During the third quarter of 2006, we have shortened the useful lives of assets related to the St. Petersburg facility and certain other affected assets, as discussed above. If we were to approve a plan to sell or close any additional facilities for which the carrying value exceeds fair market value, we would have to write off a portion of the assets, or reduce the estimated useful life of the assets, which would accelerate depreciation.

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	Intangible asset impairment charges of $0.3 million in the first nine months of 2006 and $126.9 million in the first nine months of 2005. The intangible asset impairment charge in 2005 was related to Sonata®. As previously disclosed, a new competitor to Sonata® entered the market in April 2005. In the second quarter of 2005, the prescriptions for Sonata® did not meet our expectations. As a result, we lowered our future sales forecast for Sonata® which resulted in a decrease in the estimated undiscounted future cash flows associated with the carrying value of the Sonata® intangible assets on our balance sheet so as to reflect the estimated fair value of such assets. We determined the fair value of the intangible assets associated with Sonata® based on the estimated discounted future cash flows for this product.

•	A restructuring charge in the amount of $2.6 million in the first nine months of 2005 primarily due to our decision to discontinue some relatively insignificant products associated with our Meridian Medical Technologies segment.

•	A restructuring charge in the amount of $3.2 million in the third quarter of 2006 associated with separation payments primarily due to our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to the Bristol, Tennessee facility by the end of 2008.

•	A gain of $1.5 million in first nine months of 2005 primarily due to the sale of some of our assets.

Non-Operating Items

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Interest income	$8,489	$5,253	$22,842	$11,463
Interest expense	(1,894)	(3,136)	(7,925)	(8,876)
Gain (loss) on investment	—	1,040	—	(6,182)
(Loss) gain on early extinguishment of debt	(11)	—	698	—
Other, net	101	(751)	(613)	(2,047)

Total other income (expense)	6,685	2,406	15,002	(5,642)
Income tax expense	40,020	67,109	123,931	111,302
Discontinued operations	555	(787)	497	1,618

Other Income (Expense)

Interest income increased during the third quarter of 2006 compared to the third quarter of 2005 and in the first nine months of 2006 compared to the first nine months of 2005 primarily due to an increase in interest rates and a higher average balance of cash, cash equivalents and investments in debt securities in 2006 compared to 2005.

Special items affecting other income (expense) included the following:

•	A gain of $1.0 million in the third quarter of 2005 and a charge of $6.2 million in the first nine months of 2005 related to our investment in Novavax, Inc. We sold our investment in Novavax, Inc. during the third quarter of 2005.

•	Income of $0.7 million during the first nine months of 2006 resulting from the early retirement of our 2 3/4% Convertible Debentures due November 15, 2021.

Income Tax Expense

During the third quarter of 2006 and the first nine months of 2006, our effective income tax rate for continuing operations was 30.8% and 33.0%, respectively. This rate differs from the statutory rate of 35% primarily due to benefits related to charitable contributions of inventory, tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

During the third quarter of 2005, our effective tax rate for continuing operations was 35.4%. This rate differs from the statutory rate of 35% primarily due to state taxes partially offset by tax benefits associated with charitable contributions of inventory and tax-exempt interest income. During the first nine months of 2005, our effective income tax rate for continuing operations was 34.6%. This rate differs from the statutory rate of 35% due primarily to tax benefits related to charitable contributions of inventory and tax-exempt interest income partially offset by state taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

General

We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations, our existing revolving credit facility and funds potentially available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict whether the amount or timing of our need for additional funds under various circumstances, which could include a significant acquisition of a business or assets, new product development projects, expansion opportunities, or other factors that may require us to raise additional funds in the future. Our current revolving credit facility expires in April 2007. We cannot assure you that funds will be available to us when needed on favorable terms, or at all.

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time. Under the terms of the asset purchase agreement, on the closing of the transaction, we will make a $265.0 million payment to Ligand to acquire all the rights to Avinza® in the United States, its territories and Canada. The closing payment is subject to adjustment based on Ligand’s ability to reduce wholesale and retail inventory levels of Avinza® to certain targeted levels by the closing date. In addition, we will assume certain liabilities, including a product related liability totaling $47.8 million.

As part of the Transaction, we have agreed to pay Ligand an ongoing royalty, to assume payment of Ligand’s royalty obligations to Organon and to assume payment of royalty obligations to other third parties. The royalty we will pay to Ligand consists of a 15% royalty during the first 20 months after the closing date, a subsequent royalty based upon calendar year net sales such that if calendar year net sales are less than $200.0 million the royalty payment will be 5% of all net sales; if calendar year net sales are greater than $200.0 million then the royalty payment will be 10% of all net sales up to $250 million, plus 15% of net sales greater than $250.0 million.

In connection with the transaction, we entered into a loan agreement with Ligand for the amount of $37.8 million on October 12, 2006. The principal amount of the loan may be used solely for the purpose of paying a specific liability related to Avinza®. The loan is subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. If the closing of the transaction occurs on or before January 8, 2007, we will forgive any accrued interest on the loan and the outstanding principal amount due thereunder would be credited against the purchase price for the Avinza® assets. If the closing of the transaction does not occur by January 8, 2007, the outstanding principal amount of the loan, accrued interest, as well as additional default interest of 2% from January 1, 2007 to January 8, 2007, would become due on January 9, 2007.

The transaction is conditioned upon the approval of Ligand’s shareholders and other customary conditions. We anticipate that the transaction will close on or about December 31, 2006.

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

The annual fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected fee for the quarter to applicable expected Altace® net sales for the year.

Wyeth will pay us a $20.0 million milestone fee if a specified Altace® net sales threshold is achieved in 2008.

On June 27, 2006, we entered into a co-exclusive agreement with Depomed, Inc. (“Depomed”) to commercialize Depomed’s Glumetzatm product. Glumetzatm is a once-daily, extended-release formulation of metformin for the treatment of patients with Type II diabetes that Depomed developed utilizing its proprietary Acuformtm drug delivery technology. Under the terms of the agreement, we assumed responsibility for selling Glumetzatm in the United States and Puerto Rico, while Depomed has the right to co-promote the product using its own sales force at some point in the future. Depomed will pay us a fee from gross profit, as defined in the agreement, generally net sales less cost of goods sold less a royalty Depomed must pay a third party.

Depomed is responsible for the manufacture and distribution of Glumetzatm, while we bear all costs related to the utilization of our sales force for the product. We launched Glumetzatm in the third quarter of 2006.

On March 1, 2006, we acquired the exclusive right to market, distribute, and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. The aggregate of these payments will not exceed $13.2 million.

On February 12, 2006, we entered into a collaboration with Arrow to commercialize novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for us. However, under certain conditions we may manufacture and supply new formulations of ramipril.

Upon execution of the agreements, we made an initial payment to Arrow of $35.0 million. Arrow will also receive payments from us of $75.0 million based on the timing of certain events. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

We entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow, whereby Cobalt will have the non-exclusive right to distribute a generic version of our currently marketed Altace® product in the U.S. market, which would be supplied by us.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty will increase in the fourth quarter of 2006 due to the achievement of a certain regulatory milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin®”.

During the fourth quarter of 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and other abuse-deterrent opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $145.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-deterrent opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million over four years. After regulatory approval and commercialization of Remoxytm or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

In August 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide, which we formerly referred to as PT-141, for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million upon achieving certain development and regulatory approval targets, $10.0 million of which was paid in September 2005. In the event of regulatory approval and commercialization of bremelanotide, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.

Elan was working to develop a modified release formulation of Sonata®, which we refer to as Sonata® MR, pursuant to an agreement we had with them which we refer to as the Sonata® MR Development

Agreement. In early 2005, we advised Elan that we considered the Sonata® MR Development Agreement terminated. On August 26, 2005, Elan filed a request for mediation pursuant to the terms of the Sonata® MR Development Agreement. We participated in mediation with Elan in early 2006, which did not result in an agreed resolution. The Sonata® MR Development Agreement requires us to pay up to an additional $60.0 million if Elan achieves certain milestones in connection with the development of a reformulated version of Sonata® and $15.0 million as a milestone payment if annual net sales of a reformulated version of Sonata® exceed $100.0 million, plus costs associated with the development of a reformulated version of Sonata®. We believe these milestones have not been and cannot in the future be achieved. In September 2006, we participated in an arbitration proceeding with Elan concerning this dispute. Post-hearing briefs were submitted in October 2006 and were followed by oral argument in late October 2006. A decision of the arbitration panel is expected in December 2006.

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On September 27, 2006, the court granted preliminary approval of the Settlement Agreement. Consummation of the Settlement Agreement is still subject to certain conditions, including, among others, final court approval. The Settlement Agreement provides for a settlement amount of $38.3 million. Prior to the Settlement Agreement, the court established April 10, 2007 as the trial date.

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 3, 2003, plaintiffs filed a consolidated amended complaint. On November 17, 2003, defendants filed a motion to dismiss or stay the consolidated amended complaint. The court denied the motion to dismiss, but granted a stay of proceedings. On October 11, 2004, the court lifted the stay to permit plaintiffs to file a further amended complaint adding class action claims related to our then-anticipated merger with Mylan Laboratories, Inc. On October 26, 2004, defendants filed a partial answer to the further amended complaint, and moved to dismiss the newly-added claims. Following the termination of the Mylan merger agreement, plaintiffs voluntarily dismissed these claims. On October 11, 2006, plaintiffs voluntarily dismissed Brian Markison and Elizabeth Greetham. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.

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

In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff voluntarily dismissed the case. On June 12, 2006, plaintiff filed a motion requesting an award of attorneys’ fees and expenses in the amount of $1.5 million. On October 18, 2006, plaintiffs modified their motion asking the court to determine whether plaintiffs are entitled to an award of reasonable attorneys’ fees and expenses. This motion is pending.

During the third quarter of 2006, we recorded an anticipated insurance recovery of legal fees in the amount of $6.8 million for the class action and derivative suits described above. In November of 2006, we received payment for the recovery of these legal fees.

We are unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, the outcome of which we cannot predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected. Defending us in the pending litigation has resulted, and could continue to result, in a significant diversion of management’s attention and resources and the payment of additional professional fees.

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

Cash Flows

Operating Activities

	For the Nine Months Ended September 30,
	2006	2005
	(In thousands)

Net cash provided by operating activities	$297,257	$404,823

Our net cash from operations was lower in 2006 than in 2005 primarily due to changes in working capital which are outlined below, the effect of which was partially offset by an increase in gross profit. The decrease caused by changes in working capital was primarily due to our payment during the first quarter of 2006 of $129.3 million pursuant to the “Settlement Agreements” described in the section entitled “Settlement of Government Pricing Investigation” above. Please see the section entitled “Results of Operations” for a discussion of net sales.

The allowance for doubtful accounts was $5.6 million and $12.3 million as of September 30, 2006 and December 31, 2005, respectively. The decline in the allowance for doubtful accounts is primarily driven by the settlement of a past due account in the third quarter of 2006 which was previously fully reserved and the improvements in the aging of receivables during the first nine months of 2006. As of September 30, 2006 and December 31, 2005, approximately 93% and 89% of aged accounts receivable, respectively, were current. Additionally, after adjusting for the specific identification of certain accounts, the accounts greater than 120 days past due improved from $13.6 million at December 31, 2005 to $6.8 million at September 30, 2006.

The following table summarizes the changes in operating assets and liabilities and deferred taxes that occurred during the nine months ending September 30, 2006 and 2005 and the resulting effect on cash flows from operations:

	For the Nine Months Ended September 30,
	2006	2005
	(In thousands)

Accounts receivable, net of allowance	$(31,015)	$(72,441)
Inventories	41,293	55,673
Prepaid expenses and other current assets	(43,567)	(9,180)
Accounts payable	(5,552)	(32,810)
Accrued expenses and other liabilities	(114,547)	(26,774)
Income taxes payable	(1,537)	64,346
Deferred revenue	(5,716)	(6,819)
Other assets	(20,256)	(2,894)
Deferred taxes	(13,853)	(23,179)

Total changes in operating assets and liabilities and deferred taxes	$(194,750)	$(54,078)

Investing Activities

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)

Net cash used in investing activities	$(247,266)	$(517,931)

Changes in investing activities in 2006 primarily relate to our net investments in debt securities of $284.9 million. We transferred $129.3 million from restricted cash for payments associated with the “Settlement Agreements” noted above in cash flows from operating activities. Additionally we made payments totaling $59.9 million for our collaboration agreement with Arrow and certain of its affiliates and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $31.2 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Investing activities in 2005 primarily relate to our net investments in debt securities of $408.5 million. Capital expenditures during 2005 totaled $32.3 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally in 2005, we transferred $73.5 million to restricted cash.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2006 of approximately $48.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Financing Activities

	For the Nine Months
	Ended September 30,
	2006	2005
	(In thousands)

Net cash provided by financing activities	$58,049	$682

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

On or after April 5, 2013, we may redeem for cash some or all of the Notes at any time at a price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest, and liquidated damages, if any, to but excluding the date fixed for redemption. Holders may require us to purchase for cash some or all of their Notes on April 1, 2013, April 1, 2016 and April 1, 2021, or upon the occurrence of a fundamental change, at 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest and liquidated damages, if any, to but excluding the purchase date.

During the fourth quarter of 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, we repurchased $165.0 million of the Debentures prior to maturity. On June 2, 2006, we completed a tender offer, repurchasing $175.7 million of the Debentures. As of September 30, 2006, we had outstanding $4.3 million of these Debentures. On October 6, 2006, we sent a notice of redemption to the trustee of our Debentures that we will redeem all of the outstanding Debentures on November 20, 2006. In accordance with the optional redemption provisions of the indenture of the Debentures, we will redeem the Debentures at a price of 100% of the principal amount thereof plus accrued interest. Holders may require us to repurchase for cash all or part of these Debentures on November 15, 2006, November 15, 2011, and November 15, 2016 at a price equal to 100% of the principal amount of the Debentures plus accrued interest up to, but not including, the date of repurchase. On May 16, 2006, the interest rate on the Debentures reset to 3.5%.

We also had available as of September 30, 2006 up to $399.0 million under a five-year senior secured revolving credit facility that we established in April 2002. Our senior secured revolving credit facility matures in April 2007. The facility is collateralized in general by all of our real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of September 30, 2006, we were in compliance with these covenants. As of September 30, 2006, we had $1 million outstanding for letters of credit under this facility.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of September 30, 2006, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effect of SFAS No. 157 on our financial statements and are planning to adopt this standard in the first quarter of 2008.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement amends the guidance in various standards related to pensions and other postretirement benefit plans. In addition to new disclosure requirements, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position. The disclosure and recognition requirements of this statement become effective as of the end of the fiscal year ending after December 15, 2006 while the requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end is effective for fiscal years ending after December 15, 2008. We are in the process of evaluating the effect of SFAS No. 158 on our financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements for the Purpose of a Materiality Assessment,” (“SAB 108”) which was issued in order to eliminate the diversity of practice in quantifying financial statement misstatements. It requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. The provisions of SAB 108 must be applied to annual financial statements no later than the first fiscal year ending after November 15, 2006. We have assessed the effect of adopting this guidance and have determined that there will be no impact on our financial statements.

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

Other significant estimates include accruals for Medicaid, Medicare, and other rebates, returns and chargebacks, allowances for doubtful accounts and estimates used in applying the revenue recognition policy and accounting for the Amended and Restated Co-Promotion Agreement with Wyeth.

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

The gross carrying amount and accumulated amortization of our trademarks and product rights as of September 30, 2006 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value
	(In thousands)

Branded
Altace®	$276,150	$81,246	$194,904
Other Cardiovascular/metabolic	80,770	43,598	37,172

Cardiovascular/metabolic	356,920	124,844	232,076
Intal®	106,192	20,572	85,620
Other Hospital/acute care	191,114	54,920	136,194

Hospital/acute care	297,306	75,492	221,814
Skelaxin®	203,015	44,292	158,723
Sonata®	23,146	23,146	—

Neuroscience	226,161	67,438	158,723
Other	144,675	59,991	84,684

Total Branded	1,025,062	327,765	697,297
Meridian Medical Technologies	172,013	22,531	149,482
Royalties	2,470	2,114	356
Contract manufacturing	—	—	—
All other	—	—	—

Total trademarks and product rights	$1,199,545	$352,410	$847,135

The amounts for impairments and amortization expense and the amortization period used for the three months ended September 30, 2006 and 2005 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	$—	$3,677	21	$—	$3,225
Other Cardiovascular/metabolic	—	1,823		—	1,905

Cardiovascular/metabolic	—	5,500		—	5,130
Intal®	—	1,903	15	—	1,392
Other Hospital/acute care		3,416		—	2,212

Hospital/acute care		5,319		—	3,604
Skelaxin®	—	3,887	13.5	—	3,887
Sonata®	—	—			1,566

Neuroscience	—	3,887			5,453
Other	—	2,038		—	1,948

Total Branded		16,744			16,135
Meridian Medical Technologies	—	1,933		—	1,291
Royalties	—	10		—	11
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademarks and product rights	$—	$18,687		$—	$17,437

The amounts for impairments and amortization expense and the amortization period used for the nine months ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	$—	$11,032	21	$—	$9,675
Other Cardiovascular/metabolic	—	5,468		—	5,687

Cardiovascular/metabolic	—	16,500		—	15,362
Intal®	—	5,708	15	—	4,144
Other Hospital/acute care	279	10,219			6,638

Hospital/acute care	279	15,927		—	10,782
Skelaxin®	—	11,661	13.5	—	11,661
Sonata®	—	—		126,923	7,551

Neuroscience	—	11,661		126,923	19,212
Other	—	6,159		—	5,903

Total Branded	279	50,247		126,923	51,259
Meridian Medical Technologies	—	5,330		—	3,873
Royalties	—	31		—	32
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$279	$55,608		$126,923	$55,164

The remaining patent amortization period and the remaining amortization period for trademarks and product rights associated with significant products are as follows:

Remaining Life at September 30, 2006
Trademark &
	Patent	Product Rights

Altace®	2 years 7 months	13 years 3 months
Skelaxin®	—	10 years 3 months
Sonata®	3 months	—
Intal®	—	11 years 3 months

•	Inventories. Our inventories are valued at the lower of cost or market value. Cost is determined using the first-in, first-out (FIFO) method. We include in our inventories an allocation of fixed production overhead costs which primarily consist of personnel costs and property taxes. We expense a portion of our fixed overhead costs associated with any facility operating at a level considered to be below normal capacity. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare, and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

Our product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily on historical sales and return rates. We also consider the level of inventory of our products in the distribution channel. We base our estimate of our Medicaid rebate, Medicare rebate, and commercial rebate accruals on estimates of usage by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our commercial and regulatory rebate obligations. We base our estimate of our chargeback accrual on our estimates of the level of inventory of our products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based on data provided by our wholesale customers under inventory management agreements, including our three key wholesale customers.

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

We intend to vigorously enforce our rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2006, we had net intangible assets related to Altace® of $230.9 million. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the patent intangible assets and the other intangible assets associated with this product.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co. (“Mutual”), Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ‘128 patent”) and 6,683,102 (the “ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 and ‘102 patents and are alleging noninfringement, invalidity and unenforceability of these patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs on December 17, 2004, in the District Court for the Eastern District of New York concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided us with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30 month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided us with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30 month stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg product expired May 2005. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. We intend to vigorously enforce our rights under the ‘128 and ‘102 patents to the full extent of the law.

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

If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot provide any assurance regarding the degree to which this strategy will be successful, if at all. As of September 30, 2006, we had net intangible assets related to Skelaxin® of $158.7 million. If demand for Skelaxin® declines below current expectations, we may have to write off a portion or all of these intangible assets.

Sicor Pharmaceuticals, Inc. (“Sicor”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the ‘‘ ‘877 patent”) is assigned to us and is listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ‘877 and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the revenues from our royalties segment is derived from Astellas from its net sales of Adenoscan®. Sicor has filed a Paragraph IV certification alleging invalidity of the ‘877 patent and non-infringement of certain claims of the ‘877 patent. We and Astellas filed suit against Sicor and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce our rights under the ‘877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides us an automatic stay of FDA approval of Sicor’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor stipulated to infringement of the asserted claims of the ‘877 patent. Trial in this action is currently scheduled to begin on February 12, 2007. We intend to vigorously enforce our rights under the ‘877 patent. If a generic version of Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the validity and enforceability of U.S. Patent 4,626,538 (the “ ‘538 patent”) listed in the Orange Book, a composition-of-matter patent which expires in June 2008. We filed suit against Teva in the United States District Court for the District of New Jersey to enforce our rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, our filing of that suit provides us an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. On September 25, 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the ’538 patent. We intend to vigorously enforce our rights under the ‘538 patent. As of September 30, 2006, we had net intangible assets related to Sonata® of $2.8 million. If a generic form of Sonata® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

We may not be successful in securing or maintaining proprietary patent protection for other of our products or for products and technologies we develop or license. In addition, our competitors may develop products similar to ours, including generic products, using methods and technologies that are beyond the scope of our intellectual property protection, which could materially reduce our sales.

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On September 27, 2006, the court granted preliminary approval of the Settlement Agreement. Consummation of the Settlement Agreement is still subject to certain conditions, including, among others, final court approval. The Settlement Agreement provides for a settlement amount of $38.3 million. Prior to the Settlement Agreement the Court established April 10, 2007 as the trial date.

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 3, 2003, plaintiffs filed a consolidated amended complaint. On November 17, 2003, defendants filed a motion to dismiss or stay the consolidated amended complaint. The court denied the motion to dismiss, but granted a stay of proceedings. On October 11, 2004, the court lifted the stay to permit plaintiffs to file a further amended complaint adding class action claims related to our then-anticipated merger with Mylan Laboratories, Inc. On October 26, 2004, defendants filed a partial answer to the further amended complaint, and moved to dismiss the newly-added claims. Following the termination of the Mylan merger agreement, plaintiffs voluntarily dismissed these claims. On October 11,

2006, plaintiffs voluntarily dismissed Brian Markison and Elizabeth Greetham. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.

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

In August 2004, a separate class action lawsuit was filed in Tennessee state court, asserting claims solely with respect to our then-anticipated merger with Mylan Laboratories. Defendants filed a motion to dismiss the case on November 30, 2004. On March 14, 2006, plaintiff voluntarily dismissed the case. On June 12, 2006, plaintiff filed a motion requesting an award of attorneys’ fees and expenses in the amount of $1.5 million. On October 18, 2006, plaintiffs modified their motion asking the court to determine whether plaintiffs are entitled to an award of reasonable attorneys’ fees and expenses. This motion is pending.

The SEC investigation of our previously disclosed errors relating to reserves for product returns is continuing, and it is possible that this investigation could result in the SEC’s imposing fines or other sanctions on us.

During the third quarter of 2006, we recorded an anticipated insurance recovery of legal fees in the amount of $6.8 million for the class action and derivative suits described above. In November of 2006, we received payment for the recovery of these legal fees.

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

We have negotiated and entered into a number of agreements with manufacturers and/or distributors of generic pharmaceutical products, some of whom are presently engaged or have previously been engaged in litigation with us. Governmental and/or private parties may allege that these arrangements and activities in furtherance of the success of these arrangements violate applicable state or federal anti-trust laws. Alternatively, courts could interpret these laws in a manner contrary to current understandings of such laws. If a court or other governmental body were to conclude that a violation of these laws had occurred, any liability based on such a finding could be material and adverse and could be preceded or followed by private litigation such as class action litigation.

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

Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, Sonata® and royalty revenues for the last twelve months ended September 30, 2006 accounted for 32.7%, 19.6%, 12.7%, 5.6%, 4.7% and 4.1% of our total revenues from continuing operations, respectively, or 79.4% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. However, the agreements associated with some sources of royalty income may be terminated upon short notice and without cause or may be subject to substantial competition in the near future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of September 30, 2006, we had approximately $1.0 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. Any impairment of the net book value of any product or combination of products, depending on the size of the product or products, could result in a material adverse effect on our business, financial condition and results of operations. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge.

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

Development projects, including those in which we have collaboration agreements with third parties, include the following:

•	Remoxytm, an investigational drug for the treatment of moderate-to-severe chronic pain;

•	binodenoson, a myocardial pharmacologic stress imaging agent;

•	Vanquixtm, a diazepam-filled auto-injector;

•	bremelanotide, (which we previously referred to as PT-141), an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction;

•	MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	T-62, an investigational drug for the treatment of neuropathic pain;

•	a new inhaler for Intal® using the alternative propellant hydrofluoroalkane (“HFA”) for which the FDA has issued an approvable letter;

•	a potential new formulation of metaxalone;

•	a novel formulation of ramipril for which an NDA is pending;

•	an Altace®/diuretic combination product; and

•	a program to evaluate the safety and efficacy of Altace® in children.

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

We manufacture or jointly manufacture with third parties many of our products in facilities we own and operate. These products include Altace®, Thrombin-JMI® and Levoxyl®, which together represented approximately 51.0% of our revenues for the twelve months ended September 30, 2006. Many of our production processes are complex and require specialized and expensive equipment. In addition, we are transferring the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility. If we are not in compliance with applicable regulations, or if we experience delays in obtaining regulatory authorizations or experience production difficulties, the manufacture of our products could be delayed, halted or otherwise adversely affected. Any unforeseen delays or interruptions in our manufacturing operations may reduce our profit margins and revenues. In the event of an interruption, we may not be able to distribute our products as planned. Furthermore, demand for our products could exceed our ability to supply the demand. If such situations occur, it may be necessary for us to seek alternative manufacturers, which could adversely affect our ability to produce and distribute our products. We cannot assure you that we would be able to arrange for third parties to manufacture our products in a timely manner or at all. In addition, our manufacturing output may be interrupted by power outages, supply shortages, accidents, natural disasters or other disruptions. Even though we carry business interruption insurance policies, we may suffer losses as a result of business interruptions that exceed the coverage available under our insurance policies.

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

We have nearly completed construction of facilities to produce Bicillin® at our Rochester, Michigan location. The third-party manufacturer that produced Bicillin® for us closed its plant. If our inventory of Bicillin® is not sufficient to sustain demand while we are constructing our Bicillin® manufacturing facility, or if we experience delays in obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended September 30, 2006, net sales of Bicillin® were $44.5 million, representing 2.3% of our total revenues.

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

For the twelve months ended September 30, 2006, our product Thrombin-JMI® accounted for 12.7% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).

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

We anticipate competition from bovine, recombinant human and human thrombin for our product Thrombin-JMI® in the near future. Omrix Biopharmaceuticals, Inc. filed a Biologics Licensing Application (“BLA”) in early November 2006 for its human thrombin product. We anticipate that Zymogenetics, Inc. will file a BLA for its recombinant human thrombin product in the fourth quarter of 2006.

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

As of September 30, 2006, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2005.

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

Item 6.	Exhibits

Exhibit
Number			Description

10.1		—	Amended and Restated Co-Promotion Agreement, dated July 5, 2006, between King Pharmaceuticals, Inc. and Wyeth
10.2		—	Settlement Agreement, dated July 31, 2006, between King Pharmaceuticals, Inc., the Affected Current and Former Officers and Directors and the Plaintiffs in the Consolidated Class Action
10	.3(1)*	—	Amendment to the Director Compensation Policy for the Non-Employee Directors of King Pharmaceuticals, Inc., dated August 2, 2006
10	.4*	—	Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.5(2)	—	Purchase Agreement for the Acquisition of the Rights in and to Avinza, dated September 6, 2006, between King Pharmaceuticals, Inc. and Ligand Pharmaceuticals, Inc.
31.1		—	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes Management Contract or Compensatory Plan or Arrangement

1	Incorporated by Reference to King’s Current Report on Form 8-K filed on August 8, 2006

2	Incorporated by Reference to King’s Current Report on Form 8-K filed on September 12, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: November 9, 2006

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: November 9, 2006