Form 10-K
period 2006-12-31
KING PHARMACEUTICALS INC
filed 2007-03-01
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑     Accelerated filer  ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006 was $4,123,494,007. The number of shares of Common Stock, no par value, outstanding at February 23, 2007 was 243,199,774.

Documents Incorporated by Reference:
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2007 annual meeting of shareholders.

PART I

Item 1.	Business

King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our wholly owned subsidiaries are Monarch Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Meridian Medical Technologies, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals of Nevada, Inc.; and Monarch Pharmaceuticals Ireland Limited.

Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our website is www.kingpharm.com where you may view our Corporate Code of Conduct and Ethics (“Code”). To the extent permitted by U.S. Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) regulations, we intend to disclose information as to any amendments to the Code and any waivers from provisions of the Code for our principal executive officer, principal financial officer, and certain other officers by posting the information on our website, to the extent such matters arise. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments, as well as other documents, as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public through the Internet at the website of the SEC, at www.sec.gov. You may also read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Our Chief Executive Officer, Brian A. Markison, submitted to the NYSE an Annual Written Affirmation on June 22, 2006, pursuant to Section 303A.12 of the NYSE’s listing standards, certifying that he was not aware of any violation by King of the NYSE’s corporate governance listing standards as of that date.

King is a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products. By “vertically integrated,” we mean that we have the following capabilities:

•	research and development,

•	manufacturing,

•	packaging,

•	quality control and assurance,

•	distribution,

•	sales and marketing,

•	business development, and

•	regulatory management.

Through our national sales force we market our branded prescription pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, psychiatrists, neurologists, pain specialists, sleep specialists, and hospitals across the United States and in Puerto Rico. Branded pharmaceutical products are innovative products sold under a brand name that enjoy, or previously enjoyed, some degree of market exclusivity.

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

Under our corporate strategy we work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and prudent product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of a product, including seeking and gaining all necessary related governmental approvals, by such means as:

•	securing from the U.S. Food and Drug Administration, which we refer to as the “FDA,” additional approved uses (“indications”) for our branded pharmaceutical products;

•	developing and producing different strengths;

•	producing different package sizes;

•	developing new dosage forms; and

•	developing new product formulations.

Our strategy also focuses on growth through the acquisition of novel branded pharmaceutical products in various stages of development and the acquisition of pharmaceutical technologies, particularly those products and technologies that we believe have significant market potential and complement our three key therapeutic areas. Using our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in bringing innovative, clinically-differentiated therapies and technologies to market in our key therapeutic areas. We may also seek company acquisitions that add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations. We also work to achieve organic growth by continuing to develop investigational drugs.

Business Segments

Branded pharmaceutical products constitute our largest business segment. In accordance with our corporate strategy, our branded pharmaceutical products can be divided into the following therapeutic areas:

•	cardiovascular/metabolic,

•	neuroscience,

•	hospital/acute care, and

•	other.

Our Meridian Medical Technologies segment consists of our auto-injector business, which includes EpiPen®. Royalties, another of our business segments, are derived from products we successfully developed and have licensed to third parties. Additionally, we manufacture third-party pharmaceutical products under contracts with a variety of pharmaceutical and biotechnology companies. Accordingly, contract manufacturing is a segment of our business.

The following table summarizes net revenues by operating segment (in thousands), almost all of which are derived from activities within the United States.

	For the Years Ended December 31,
	2006	2005	2004

Branded pharmaceuticals	$1,724,701	$1,542,124	$1,076,517
Meridian Medical Technologies	164,760	129,261	123,329
Royalties	80,357	78,128	78,474
Contract manufacturing	16,501	22,167	26,045
Other	2,181	1,201	(1)

Total	$1,988,500	$1,772,881	$1,304,364

For information regarding profit and loss and total assets associated with each segment, see Note 19, “Segment Information” in Part 15(a)(1) “Exhibits and Financial Statement Schedules.”

Recent Developments

On February 26, 2007, we acquired all the rights to Avinza® in the United States, its territories and Canada from Ligand Pharmaceuticals Incorporated. Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time.

On January 9, 2007, we obtained an exclusive license to the hemostatic products designed for use outside of catheterization and electrophysiology laboratories by Vascular Solutions, Inc. (“Vascular Solutions”), which include products which we expect to market as Thrombi-Padtm and Thrombi-Gel® hemostats. The license also includes a product we expect to market as Thrombi-Pastetm, which is currently in development. Each of these products includes Thrombin-JMI® as a component. Vascular Solutions will manufacture and supply the products for us.

On June 27, 2006, we entered into a co-exclusive agreement with Depomed, Inc. to commercialize Depomed’s Glumetzatm product. Glumetzatm is a once-daily, extended-release formulation of metformin for the treatment of patients with Type II diabetes that Depomed developed utilizing its proprietary Acuformtm drug delivery technology. Under the terms of the agreement, we assumed responsibility for promoting Glumetzatm in the United States and Puerto Rico, while Depomed has the right to co-promote the product using its own sales force in the future. Depomed will pay us a fee from gross profit, as defined in the agreement, generally net sales less cost of goods sold less a royalty Depomed must pay a third party. Depomed is responsible for the manufacture and distribution of Glumetzatm, while we bear all costs related to the use of our sales force to promote the product. We launched the promotion of Glumetzatm in the third quarter of 2006.

On June 22, 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid us an upfront fee of $75,000. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006 we entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace® as a result of which, effective January 1, 2007, we assumed full responsibility for selling and marketing Altace®. During 2006, the Wyeth sales force continued to co-promote the product with us and also shared in the marketing expenses. Under the Amended Co-Promotion Agreement, we have paid and will pay Wyeth a reduced annual fee.

On March 1, 2006, we acquired substantially all of the assets of Allerex Laboratory LTD. The primary asset purchased from Allerex was the exclusive right to market and sell EpiPen® throughout Canada. We also obtained from Dey, L.P. an extension of those exclusive rights to market and sell EpiPen® in Canada through 2015.

In February 2006, we entered into a collaboration with Arrow International Limited and certain of its affiliates, excluding Cobalt Pharmaceuticals, Inc. (collectively, “Arrow”), to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Under certain conditions, Arrow will be responsible for the manufacture and supply of new formulations of ramipril for us.

On December 6, 2005, we entered into a cross-license agreement with Mutual Pharmaceutical Company, Inc. Under the terms of the agreement, each party granted the other a license to certain intellectual property relating to metaxalone.

On November 9, 2005, we entered into a collaborative agreement with Pain Therapeutics, Inc. to develop and commercialize Pain Therapeutics’ drug candidate Remoxytm and other abuse-deterrent opioid painkillers. Remoxytm, an abuse-deterrent version of long-acting oxycodone, is an investigational drug in late-stage clinical development for the treatment of severe to chronic pain. We have worldwide exclusive rights to commercialize Remoxytm and the other abuse-deterrent opioid drugs that are developed pursuant to the collaboration, other than in Australia and New Zealand.

On August 12, 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide compound, which was formerly known as PT-141, for the treatment of male and female sexual dysfunction. Pursuant to the terms of the agreement, Palatin has granted us a co-exclusive license with Palatin to bremelanotide in North America and an exclusive right to collaborate in the licensing or sublicensing of bremelanotide with Palatin outside North America. Bremelanotide is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction. This new chemical entity is being evaluated in Phase II clinical trials studying the efficacy and safety profile of varying doses of this novel compound in men experiencing erectile dysfunction (known as “ED”) and women experiencing female sexual dysfunction (known as “FSD”).

Industry

The pharmaceuticals industry is a highly competitive global business composed of a variety of participants, including large and small branded pharmaceutical companies, specialty and niche-market pharmaceutical companies, biotechnology firms, large and small research and drug development organizations, and generic drug manufacturers. These participants compete on a number of bases, including technological innovation or novelty, clinical efficacy, safety, convenience or ease of administration and cost-effectiveness. In order to promote their products to physicians and consumers, industry participants devote considerable resources to advertising, marketing and sales force personnel, distribution mechanisms and relationships with medical and research centers, physicians and patient advocacy and support groups.

The industry is affected by the following factors, among others:

•	the aging of the patient population, including diseases specific to the aging process and demographic factors, including obesity, diabetes, cardiovascular disease, and patient and physician demand for products that meet chronic or unmet medical needs;

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby pharmaceutical companies are acquiring one another or smaller biotechnology companies, and divestitures of products deemed “non-strategic”;

•	cost containment and downward price pressure from managed care organizations and governmental entities, both in the United States and overseas;

•	increased drug development, manufacturing and compliance costs for pharmaceutical producers;

•	the rise of generic companies and challenges to patent protection and sales exclusivity;

•	more frequent product liability litigation;

•	increased governmental scrutiny of the healthcare sector, including issues of patient safety, cost, efficacy and reimbursement/insurance matters; and

•	the cost of advertising and marketing, including direct-to-consumer advertising on television and in print.

Branded Pharmaceuticals Segment

We market a variety of branded prescription products that primarily can be divided into the following therapeutic areas:

•	cardiovascular/metabolic (including Altace®, Corzide®, Corgard®, Levoxyl® and Cytomel®),

•	neuroscience (including Skelaxin®, Avinza® and Sonata®),

•	hospital/acute care (including Thrombin-JMI®, Bicillin®, Synercid® and Intal®), and

•	other.

Our branded pharmaceutical products are generally in high-volume therapeutic categories and we believe they are well known for their treatment indications (for example, Altace®, Skelaxin®, Avinza®, Sonata® and Levoxyl®). Branded pharmaceutical products represented approximately 87% of our total net revenues for each of the years ended December 31, 2006 and 2005.

Cardiovascular/Metabolic.  Altace®, an angiotensin converting enzyme (“ACE”) inhibitor, is our primary product within this category. In August 1999, the results of the Heart Outcomes Prevention Evaluation trial (the “HOPE trial”) were released. The HOPE trial determined that Altace® significantly reduces the rates of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in a broad range of high-risk cardiovascular patients. On October 4, 2000, the FDA approved our supplemental NDA (“sNDA”) related to Altace®. This approval permits the promotion of Altace® to reduce the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over, with either a history of coronary artery disease, stroke or peripheral vascular disease, or with diabetes and one other cardiovascular risk factor (hypertension, elevated total cholesterol levels, low high-density lipoprotein (“HDL”) levels, cigarette smoking or documented microalbuminuria). Corzide® is a beta-blocker diuretic combination product indicated for the management of hypertension. Corgard® is a beta-blocker indicated for the management of hypertension as well as long-term management of patients with angina pectoris. Altace®, Corzide® and Corgard® are marketed primarily to primary care physicians and cardiologists. Levoxyl® and Cytomel®, which are indicated for the treatment of thyroid disorders, are marketed primarily to primary care physicians and endocrinologists.

Neuroscience.  Products in this category include Skelaxin®, Avinza®, and Sonata®. Skelaxin® is a muscle relaxant indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions. Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous, opioid therapy for an extended period of time. Skelaxin® and Avinza® are marketed primarily to primary care physicians, neurologists, orthopedic surgeons and pain specialists. Sonata® is a nonbenzodiazepine treatment for insomnia which is promoted primarily to primary care physicians, neurologists, psychiatrists and sleep specialists.

Hospital/Acute Care.  Products in this category are marketed primarily to hospitals. Our largest products in this category are Thrombin-JMI®, Bicillin® and Synercid®. Thrombin-JMI® aids in controlling minor bleeding during surgery. Synercid® is an injectable antibiotic, primarily administered in hospitals, indicated for treatment of vancomycin-resistant enterococcus faecium and treatment of some complicated skin and skin structure infections. This category also includes several anti-infective products, including Bicillin®, that are marketed primarily to general/family practitioners and internal medicine physicians and are prescribed to treat uncomplicated infections of the respiratory tract, urinary tract, eyes, ears and skin. These products are generally in technologically mature product segments. Intal®, an oral multi-dose inhaler of non-steroidal anti-inflammatory agent indicated for the preventive management of asthma, is marketed primarily to primary care physicians, allergists and pediatricians.

Other.  We also have other products that are marketed primarily to primary care physicians and certain specialists.

Some of our branded prescription products are described below:

Product	Product Description and Indication

Cardiovascular/Metabolic

Altace®(1)	A hard-shell capsule for oral administration indicated for the treatment of hypertension and reduction of the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over with either a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (such as elevated cholesterol levels or cigarette smoking). Altace® is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining acute myocardial infarction.

Corzide®	A beta-blocker diuretic combination tablet, indicated for the management of hypertension.

Corgard®(2)	A beta-blocker tablet, indicated for the management of hypertension as well as long-term management of patients with angina pectoris.

Levoxyl®	Color-coded, potency-marked tablets indicated for thyroid hormone replacement or supplemental therapy for hypothyroidism.

Cytomel®	A tablet indicated in the medical treatment of hypothyroidism. The only commercially available thyroid hormone tablet containing T(3) as a single entity.

Neuroscience

Skelaxin®	A muscle relaxant tablet indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions.

Avinza®	An extended-release formulation of morphine indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time.

Sonata®	A nonbenzodiazepine capsule treatment for insomnia.

Hospital/Acute Care

Thrombin-JMI®	A chromatographically purified topical (bovine) thrombin solution indicated as an aid to hemostasis whenever oozing blood and minor bleeding from capillaries and small venules is accessible.

Synercid®	An injectable antibiotic indicated for treatment of certain complicated skin and skin structure infections.

Bicillin®	A penicillin-based antibiotic suspension for deep muscular injection indicated for the treatment of infections due to penicillin-G-susceptible microorganisms that are susceptible to serum levels common to this particular dosage form.

Intal®	An oral multi-dose inhaler of a non-steroidal anti-inflammatory agent for the preventive management of asthma.

Brevital®	An anesthetic solution for intravenous use in adults and only for rectal and intramuscular use in pediatric patients.

Other

Menest®	A film-coated esterified estrogen tablet for the treatment of vasomotor symptoms of menopause, atrophic vaginitis, kraurosis valvae, female hypogonadism, female castration, primary ovarian failure, breast cancer and prostatic carcinoma.

Delestrogen®	An injectable estrogen replacement therapy.

Aplisol®	Aids in the detection of infections with mycobacterium tuberculosis.

Neosporin®(3)	A prescription strength ophthalmic ointment and solution indicated for the topical treatment of ocular infections. It is also formulated as a prescription strength genito-urinary concentrated sterile irrigant indicated for short-term use as a continuous irrigant or rinse to help prevent infections associated with the use of indwelling catheters.

(1)	We acquired licenses for the exclusive rights in the United States under various patents to the active ingredient in Altace®.

(2)	We acquired a license to Corgard® in the United States.

(3)	We have exclusive licenses to manufacture and market prescription formulations of Neosporin®.

Net sales of certain of our branded prescription products for the year ended December 31, 2006 are set forth in the tables below.

Net Sales
(In millions)

Cardiovascular/Metabolic
Altace®	$653.0
Levoxyl®	111.8
Cytomel®	42.0
Corgard®	9.6
Corzide®	6.1
Neuroscience
Skelaxin®	$415.2
Sonata®	85.8
Hospital/Acute Care
Thrombin-JMI®	$246.5
Bicillin®	42.8
Intal®	15.0
Synercid®	14.7
Brevital®	6.0
Other
Aplisol®	$18.6
Neosporin®	9.1
Menest®	9.1
Delestrogen®	8.9

Meridian Medical Technologies Segment

Our Meridian Medical Technologies segment consists primarily of our auto-injector business. An auto-injector is a pre-filled, pen-like device that allows a patient or caregiver to automatically inject a precise drug dosage quickly, easily, safely and reliably. Auto-injectors are a convenient, disposable, one-time use drug delivery system designed to improve the medical and economic value of injectable drug therapies. We pioneered the development, and are a manufacturer, of auto-injectors for the self-administration of injectable drugs.

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

On March 1, 2006, we acquired substantially all of the assets of Allerex Laboratory LTD. The primary asset purchased from Allerex was the exclusive right to market and sell EpiPen® throughout Canada. We also obtained from Dey, L.P., an extension of those exclusive rights to market and sell EpiPen® in Canada through 2015.

Our Meridian segment also includes pharmaceutical products that are presently sold primarily to the U.S. Department of Defense (“DoD”), under an Industrial Base Maintenance Contract which is terminable by the DoD at its convenience. These products include the nerve agent antidotes AtroPen® and ComboPen®, and the Antidote Treatment Nerve Agent Auto-injector, which we refer to as the “ATNAA.” AtroPen® is an atropine-filled auto-injector and ComboPen® consists of an atropine-filled auto-injector and a pralidoxime-filled auto-injector. The ATNAA utilizes a dual chambered auto-injector and injection process to administer atropine and pralidoxime, providing an improved, more efficient means of delivering these nerve agent antidotes. Other products sold to the DoD include a diazepam-filled auto-injector for the treatment of seizures and a morphine-filled auto-injector for pain management.

Factors relating to our Meridian business make our future operating results uncertain and may cause them to fluctuate from period to period. With respect to EpiPen®, some of the demand for the product is seasonal as a result of its use in the emergency treatment of allergic reactions to insect stings or bites. With respect to auto-injector products sold to government entities, demand for the product is affected by the cyclical nature of procurements as well as response to domestic and international events.

Royalties Segment

We have successfully developed two currently marketed adenosine-based products, Adenoscan® and Adenocard®, for which we receive royalty revenues. Adenoscan® is a sterile, intravenous solution of adenosine administered intravenously as an adjunct to imaging agents used in cardiac stress testing of patients who are unable to exercise adequately. Adenocard® is a sterile solution of adenosine administered intravenously in emergency situations to convert certain irregular heart rhythms to normal sinus rhythms. Specifically, we are party to an agreement under which Astellas Pharma US, Inc. (formerly Fujisawa Healthcare, Inc.) manufactures and markets Adenoscan® and Adenocard® in the United States and Canada in exchange for royalties through the duration of the patents. We own one patent on Adenoscan® with an expiration date of May 2009. We also have certain contractual rights tied to another patent covering Adenoscan® which does not expire until 2015. We have licensed exclusive rights to other third-party pharmaceutical companies to manufacture and market Adenoscan® and Adenocard® in certain countries other than the United States and Canada in exchange for royalties.

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

For a discussion regarding the potential risk of generic competition for Adenoscan®, please see Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Contract Manufacturing Segment

We utilize a portion of our excess manufacturing capacity to provide third-party contract manufacturing for other pharmaceutical and biotechnology companies. Contract manufacturing as a percentage of total revenues equaled approximately 1% for the year ended December 31, 2006. We believe contract manufacturing provides a means of absorbing overhead costs and, as such, is an efficient utilization of excess capacity.

Other Segment

Our alliance revenue from Depomed for the promotion of Glumetzatm is included in our Other segment.

Sales and Marketing

Our commercial operations organization, which includes sales and marketing, is based in Bridgewater, New Jersey. We have a sales force consisting of over 1,100 employees in the United States and Puerto Rico. We distribute our branded pharmaceutical products primarily through wholesale pharmaceutical distributors. These products are ordinarily dispensed to the public through pharmacies by prescription. Our marketing and sales promotions for branded pharmaceutical products principally target general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, neurologists, psychiatrists, pain specialists, sleep specialists and hospitals through detailing and sampling to encourage physicians to prescribe our products. The sales force is supported by telemarketing and direct mail, as well as through advertising in trade publications and representation at regional and national medical conventions. Our telemarketing and direct mailing efforts are performed primarily by using a computer sampling system which we developed to distribute samples to physicians. We identify and target physicians through data available from IMS America, Ltd., a supplier of prescriber prescription data. The marketing and distribution of these products in foreign countries generally requires the prior registration of the products in those countries. We generally seek to enter into distribution agreements with companies with established foreign marketing and distribution capabilities since we do not have a distribution network in place for distribution outside the United States and Puerto Rico.

Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2006, approximately 74% of our gross sales were attributable to three key wholesalers: McKesson Corporation (32%), Cardinal/Bindley (29%), and Amerisource Bergen Corporation (13%).

Manufacturing

Our manufacturing facilities are located in Bristol, Tennessee; Rochester, Michigan; Middleton, Wisconsin; St. Petersburg, Florida; and St. Louis, Missouri. These facilities have manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the Drug Enforcement Agency, which we refer to as the “DEA,” a division of the Department of Justice, to procure and produce controlled substances. We manufacture certain of our own branded pharmaceutical products, as well as products owned by other pharmaceutical companies under manufacturing and supply contracts.

We can produce a broad range of dosage forms, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to pursue drug development and product line extensions more efficiently. We manufacture a portion of the finished dosage form of Altace® at our Bristol facility. However, currently many of our product lines, including Skelaxin®, Sonata®, Delestrogen®, Intal®, Tilade®, Synercid® and Cortisporin® are manufactured for us by third parties. As of December 31, 2006, we estimate capacity utilization was approximately 30% at the Bristol facility, approximately 20% at the Rochester facility, approximately 100% at the Middleton facility, approximately 75% at the St. Petersburg facility and approximately 75% at the St. Louis facility. In 2006, we initiated an operational excellence program utilizing Six Sigma and lean manufacturing techniques to identify and execute cost saving and process improvement initiatives.

During the third quarter of 2006, we began to implement our plan to streamline manufacturing activities to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by the end of 2008. We expect to close our St. Petersburg, Florida facility following the transfer.

In addition to manufacturing, we have fully integrated manufacturing support systems including quality assurance, quality control, regulatory management and logistics. We believe that these support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable goods to our customers on a timely basis.

We require a supply of quality raw materials and components to manufacture and package drug products for us and for third parties with whom we have contracted. Generally, we have not had difficulty obtaining raw materials and components from suppliers. Currently, we rely on more than 500 suppliers to deliver the needed raw materials and components for our products.

We have experienced, and anticipate that we will continue to experience, periods of stock-outs in our inventory of Sonata®. This product is manufactured for us by Wyeth. Wyeth has been unable to timely and consistently supply our forecasted need for Sonata® since December 2006. It is anticipated that the problems with production of Sonata® experienced by Wyeth will continue for an indeterminable period of time, leaving us, from time to time, if not continuously, without sufficient supply of product to meet demand. Our management is working with Wyeth to address these problems and transfer the manufacture of Sonata® to another manufacturer, but we currently do not have a solution that will assure us of consistent supply. Given the competitive market for this product, we have and will likely continue to experience permanent erosion of our customer base, market share and sales.

Research and Development

We are engaged in the development of chemical compounds, including new chemical entities, which provide us with strategic pipeline opportunities for the commercialization of new branded prescription pharmaceutical products. In addition to developing new chemical compounds, we pursue strategies to enhance the value of existing products by developing new uses, formulations, and drug delivery technology that may provide additional benefits to patients and improvements in the quality and efficiency of our manufacturing processes.

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

Our development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxytm, an investigational drug for the treatment of severe to chronic pain, which is currently in Phase III clinical trials;

•	Binodenoson, our next generation cardiac pharmacologic stress-imaging agent, which is currently in Phase III clinical trials;

•	Vanquixtm, a diazepam-filled auto-injector for the treatment of acute, repetitive epileptic seizures, which is currently in Phase III clinical trials;

•	Bremelanotide, an investigational drug for the treatment of ED and FSD, which is currently in late Phase II clinical trials;

•	MRE0094, an investigational drug for the topical treatment of chronic diabetic neuropathic foot ulcers, which is currently in Phase II clinical trials; and

•	T-62, an investigational drug for the treatment of neuropathic pain, for which we have completed Phase I clinical trials.

Development projects, including those in which we have collaboration agreements with third parties, that involve currently marketed compounds include the following:

•	a novel formulation involving ramipril for which an NDA is pending;

•	an Altace®/diuretic combination product which is currently in Phase III clinical trials;

•	a program to evaluate the safety and efficacy of Altace® in children; and

•	a new formulation of metaxalone.

Our research and development expenses increased to $143.6 million in 2006 from $74.0 million in 2005 and $67.9 million in 2004, excluding research and development in-process at the time of acquisition of a product, primarily as a result of our development projects discussed above. In-process research and development expenses were $110.0 million for the year ended December 31, 2006, $188.7 million for the year ended December 31, 2005 and $16.3 million for the year ended December 31, 2004. In-process research and development represents the actual cost of acquiring rights to branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition.

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

At the federal level, we are principally regulated by the FDA as well as by the U.S. Drug Enforcement Agency (“DEA”), the Consumer Product Safety Commission, the Federal Trade Commission, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and the U.S. Environmental Protection Agency (“EPA”). The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products and those manufactured by and for third parties. Product development and approval within this regulatory framework requires a number of years and involves the expenditure of substantial resources.

When we acquire the right to market an existing approved pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer to us of marketing rights to the pharmaceutical product. We are also required to report to the FDA, and sometimes acquire prior approval from the FDA for, certain changes in an approved NDA, as set forth in the FDA’s regulations. When advantageous, we transfer the manufacture of acquired branded pharmaceutical products to other manufacturing facilities, which may include manufacturing facilities we own, after regulatory requirements are satisfied. In order to transfer manufacturing of acquired products, the new manufacturing facility must demonstrate, through the filing of information with the FDA and an FDA inspection, that it can manufacture the product in accordance with current Good Manufacturing Practices, referred to as “cGMPs,” and the specifications and conditions of the approved marketing application. There can be no assurance that the FDA will grant necessary approvals in a timely manner, if at all.

The FDA also mandates that drugs be manufactured, packaged and labeled in conformity with cGMPs. In complying with cGMPs, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the products meet applicable specifications and other requirements to ensure product safety and efficacy.

The FDA and other government agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP and other regulatory requirements. Failure to comply with these statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product or recall of product. We must report adverse experiences with the use of our products to the FDA, and the FDA could impose market restrictions on us such as labeling changes or product removal. Product approvals may be withdrawn if we fail to comply with regulatory requirements or if there are problems with the safety or efficacy of the product.

The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers including the authority to withdraw product approvals, commence actions to seize and prohibit the sale of unapproved or non-complying products, halt manufacturing operations that are not in compliance with cGMPs, and impose or seek injunctions, voluntary or involuntary recalls, and civil monetary and criminal penalties. A restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition or results of operations.

We also manufacture and sell pharmaceutical products which are “controlled substances” as defined in the Controlled Substances Act and related federal and state laws. These laws establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA and state authorities. The DEA has dual missions of law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA’s regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent these articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the DEA and applicable state authorities in order to engage in the development, manufacturing and distribution of pharmaceutical products containing controlled substances.

The distribution of pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), a part of the FDC Act, which regulates distribution activities at both the federal and state levels. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if these manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions of samples.

A number of states have passed laws specifically designed to track and regulate specified activities of pharmaceutical companies. Other states presently have pending legislation that will have similar effects. Some of these state laws require the tracking and reporting of advertising or marketing activities and spending within the state. Others limit spending on items provided to healthcare providers or state officials.

Environmental Matters

Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental laws will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance were immaterial in 2006 and 2005, but may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at any of our facilities.

Competition

General

We compete with numerous other pharmaceutical companies, including large, global pharmaceutical companies, for the acquisition of products and technologies in later stages of development. We also compete with other pharmaceutical companies for currently marketed products and product line acquisitions. Additionally, our products are subject to competition from products with similar qualities. Our branded pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable some products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

Generic Substitutes

Some of our branded pharmaceutical products currently face competition from generic substitutes, and others may face competition from generic substitutes in the future. For a manufacturer to launch a generic substitute, it must prove to the FDA that the branded pharmaceutical product and the generic substitute are therapeutically bioequivalent.

The FDA requires that generic applicants claiming invalidity or non-infringement of patents listed by a new drug application (“NDA”) holder give the NDA holder notice each time an abbreviated new drug application (“ANDA”) which claims invalidity or non-infringement of listed patents is either submitted or amended. If the NDA holder files a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA is barred (or stayed) from approving the ANDA for 30 months unless specific events occurred sooner. To avoid multiple 30-month stays for the same branded drug, the relevant provisions of the Hatch-Waxman Act (21 U.S.C. §§ 355(j)(2) and (5)) indicate that a 30-month stay will only attach to patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which we refer to as the “FDA’s Orange Book,” at the time an ANDA is originally filed. Although the ANDA filer is still required to certify against a newly-listed patent, and the NDA holder can still bring suit based upon infringement of that patent, such a suit will not trigger an additional 30-month stay of FDA approval of the ANDA.

Patents that claim a composition of matter relating to a drug or certain methods of using a drug are required to be listed in the FDA’s Orange Book. The FDA’s regulations prohibit listing of certain types of patents. Thus, some patents that may issue are not eligible for listing in the FDA’s Orange Book and thus not eligible for protection by a 30-month stay of FDA approval of the ANDA.

Intellectual Property

Patents, Licenses and Proprietary Rights

The protection of discoveries in connection with our development activities is critical to our business. The patent positions of pharmaceutical companies, including ours, are uncertain and involve legal and factual questions which can be difficult to resolve. We seek patent protection in the United States and selected foreign countries where and when appropriate.

In connection with the Altace® product line, we acquired a license for the exclusive rights in the United States and Puerto Rico to various Aventis patents, including the rights to the active ingredients in Altace®. Altace® patents listed in the FDA’s Orange Book expire in October 2008 and April 2012. Our rights include the use of the active ingredients in Altace® alone and in combination as human therapeutic or human diagnostic products in the United States.

Skelaxin® has two method-of-use patents listed in the FDA’s Orange Book which expire in December 2021.

Avinza® has a formulation patent listed in the FDA’s Orange Book that expires in November 2017.

Sonata® has a composition of matter patent listed in the FDA’s Orange Book that expires in June 2008.

We own patent rights in the United States related to the HFA formulation of Intal® until September 2017 and a formulation patent in the United States for Synercid® until November 2017.

We have exclusive licenses expiring in June 2036 for the prescription formulations of Neosporin®. These licenses are subject to early termination in the event we fail to meet specified quality control standards, including cGMP regulations with respect to the products, or commit a material breach of other terms and conditions of the licenses which would have a significant adverse effect on the uses of the licensed products retained by the licensor.

We own the intellectual property rights associated with Meridian’s dual-chambered auto-injector and injection process, which include a patent in the United States that expires in April 2010.

We receive royalties on sales of Adenoscan®, a product that we successfully developed. We own one patent on Adenoscan® with an expiration date of May 2009. We also have certain rights tied to another patent covering this product which does not expire until 2015.

In addition to the intellectual property for the currently marketed products described above, we also have created or acquired intellectual property related to various products currently under development. For example, we have acquired rights to intellectual property relating to T-62 and certain related backup compounds currently under development for the treatment for neuropathic pain. In connection with our collaborative agreement with Pain Therapeutics, Inc., we have acquired an exclusive license (subject to preexisting license rights granted by Pain Therapeutics) to certain intellectual property rights related to opioid formulations, including Remoxytm, which is currently in development for the treatment of moderate to severe chronic pain. In connection with our collaborative agreement with Palatin Technologies, Inc., we have acquired a co-exclusive license to intellectual property rights related to bremelanotide, currently being developed for the treatment of male and female sexual dysfunction. Furthermore, in connection with the development of MRE0094, we have acquired exclusive licenses to composition and method patents related to adenosine receptor agonists for the topical treatment of chronic diabetic foot ulcers. Also, we have acquired exclusive rights to patents related to binodenoson, the pharmacologic stress agent specific to the adenosine receptor necessary for increased cardiac blood flow. Also, we have acquired certain intellectual property rights from Mutual Pharmaceutical Company, Inc. related to metaxalone, the active pharmaceutical ingredient in Skelaxin®, and we have acquired certain intellectual property rights from Arrow related to ramipril, the active pharmaceutical ingredient in Altace,® as previously discussed.

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

For a discussion of challenges to our patents by generic drug manufacturers, please see the section entitled “Risk Factors” under the heading “If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Skelaxin® and Sonata®, and the patent relating to Adenoscan®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, additional competitors could enter the market, and sales of these products may decline materially.”

Trademarks

We sell our branded products under a variety of trademarks. We believe that we have valid proprietary interests in all currently used trademarks, including those for our principal branded pharmaceutical products registered in the United States.

Backlog

There was no material backlog as of February 27, 2007. For a discussion regarding Sonata® supply, please see “Manufacturing” in Part I, Item 1, “Business.”

There was no material backlog as of February 24, 2006.

Executive Officers

Name	Age	Position with the Company

Brian A. Markison	47	President and Chief Executive Officer
Joseph Squicciarino	50	Chief Financial Officer
Stephen J. Andrzejewski	41	Chief Commercial Officer
Frederick Brouillette, Jr.	55	Corporate Compliance Officer
Eric J. Bruce	50	Chief Technical Operations Officer
Dr. Eric G. Carter	55	Chief Science Officer
James W. Elrod	46	General Counsel
James E. Green	47	Executive Vice President, Corporate Affairs

Brian A. Markison has served as President and Chief Executive Officer and as a director since July 2004. He had served as Chief Operating Officer since March 2004. Prior to joining King, Mr. Markison had served in various positions with Bristol-Myers Squibb since 1982. From 2001 until he joined King, he served as President of Bristol-Myers Squibb’s Oncology, Virology and Oncology Therapeutics Network businesses. Between 1998 and 2001, he served variously as Senior Vice President, Neuroscience/Infectious Disease; President, Neuroscience/Infectious Disease/Dermatology; and Vice President, Operational Excellence and Productivity. Mr. Markison also serves on the Board of Directors of Immunomedics, Inc., a publicly-held corporation. He previously served in various positions with Bristol-Myers Squibb relating to marketing and sales. He graduated from Iona College in 1982 with a Bachelor of Science degree.

Joseph Squicciarino has served as King’s Chief Financial Officer since June 2005. Prior to joining King, he served as Chief Financial Officer — North America for Revlon, Inc. since March 2005. From February 2003 until March 2005 he served as Chief Financial Officer — International for Revlon International, Inc. He held the position of Group Controller Pharmaceuticals — Europe, Middle East, Africa with Johnson & Johnson from October 2001 until October 2002. He held a variety of positions with the Bristol-Myers Squibb Company and its predecessor, the Squibb Corporation, from 1979 until 2001, including Vice President Finance, International Medicines; Vice President Finance, Europe Pharmaceuticals & Worldwide Consumer Medicines; Vice President Finance, Technical Operations; and Vice President Finance, U.S. Pharmaceutical Group. Mr. Squicciarino is a Certified Public Accountant, a member of the New Jersey Society of Certified Public Accountants and a member of the American Institute of Certified Public Accountants. He graduated from Adelphi University in 1978 with a Bachelor of Science degree in Accounting.

Stephen J. Andrzejewski has served as Chief Commercial Officer since October 2005. He was previously Corporate Head, Commercial Operations since May 2004. Prior to joining King, Mr. Andrzejewski had served as Senior Vice President, Commercial Business at Endo Pharmaceuticals Inc. since June 2003. He previously served in various positions with Schering-Plough Corporation since 1987, including Vice President of New Products and Vice President of Marketing, and had responsibility for launching the Claritin® product. Mr. Andrzejewski graduated from Hamilton College cum laude in 1987 with a Bachelor of Arts degree and in 1992 graduated from New York University’s Stern School of Business with a Master of Business Administration degree.

Frederick Brouillette, Jr. has served as Corporate Compliance Officer since August 2003. He served as Executive Vice President, Finance from January 2003 until August 2003 and as Vice President, Risk Management beginning in February 2001. Prior to joining King, Mr. Brouillette, a Certified Public Accountant, was with PricewaterhouseCoopers for 4 years, serving most recently in that firm’s Richmond, Virginia office providing internal audit outsourcing and internal control consulting services. He was formerly a chief internal audit executive for two major public corporations and served for 12 years in the public accounting audit practice of Peat, Marwick Mitchell & Co., the predecessor firm to KPMG. Mr. Brouillette is a member of the Virginia Society of Certified Public Accountants, the American Institute of Certified Public Accountants, and the Institute of Internal Auditors. He graduated with honors from the University of Virginia’s McIntire School of Commerce in 1973 with a Bachelor of Science degree in accounting.

Eric J. Bruce has served as Chief Technical Operations Officer since June 2005. Prior to joining King, Mr. Bruce served as Vice President of Operations for Mallinckrodt Pharmaceuticals, a position he had occupied since 2000. He previously served as Vice President of Manufacturing for Kendall Health Care from 1997 until 2000, and from 1996 until 1997 he held various positions with INBRAND, including that of Senior Vice President of Manufacturing. Mr. Bruce graduated from the Georgia Institute of Technology in 1978 with a Bachelor of Science degree in Industrial Management.

Eric G. Carter, M.D., Ph.D., was appointed as King’s Chief Science Officer in January 2007. Prior to joining King, he had served in several positions with GlaxoSmithKline since 1999, most recently as Vice President and Global Head, Clinical Development and Medical Affairs, Gastroenterology, R&D. Dr. Carter has served as a Clinical Associate Professor at the University of North Carolina for the Division of Digestive Diseases and Nutrition, School of Medicine. He previously held academic positions with the University of California, where he was responsible for establishing and directing many research programs. After earning a bachelor’s degree in Biochemistry from the University of London, Dr. Carter received his medical degree from the University of Miami and a doctor of philosophy degree from the University of Cambridge. He obtained board certification from the American Board of Internal Medicine, Gastroenterology and Clinical Nutrition and has authored or co-authored more than 50 scientific publications.

James W. Elrod has served as General Counsel since February 2006 and Corporate Secretary since May 2005. He served as Acting General Counsel from February 2005 to February 2006. He previously served in various positions with King since September 2003, including Vice President, Legal Affairs. Prior to joining King he served in various capacities at Service Merchandise Company, Inc. including Vice President, Legal Department. He previously practiced law in Nashville, Tennessee. Mr. Elrod has a Juris Doctor degree (Order of the Coif) from the University of Tennessee and a Bachelor of Arts degree from Berea College.

James E. Green has served as Executive Vice President, Corporate Affairs since April 2003. He served as Vice President, Corporate Affairs since June 2002 and as Senior Director, Corporate Affairs since September 2000. Prior to joining King, he was engaged in the private practice of law for 15 years as a commercial transactions and commercial litigation attorney, having most recently served as the senior member of Green & Hale, a Professional Corporation, in Bristol, Tennessee. Mr. Green graduated from Southern Methodist University School of Law with a Juris Doctor degree in 1985 and Milligan College with a Bachelor of Science degree, cum laude, in 1982. He is licensed to practice law in Tennessee, Texas, and Virginia.

Employees

As of February 23, 2007, we employed approximately 2,800 full-time and 6 part-time persons. Approximately 180 employees of the Rochester facility are covered by a collective bargaining agreement with United Steelworkers, Local 6-176, which expires on February 28, 2008. Approximately 280 employees of the St. Louis facility are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Union, Local No. 688, which expires February 28, 2008. We believe our employee relations are good.

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

Risks Related to our Business

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Skelaxin® and Sonata®, and the patent relating to Adenoscan®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, additional competitors could enter the market, and sales of these products may decline materially.

Under the Hatch-Waxman Act, any generic pharmaceutical manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “FDA’s Orange Book,” four years after the pioneer company obtains approval of its NDA. Other companies have filed Paragraph IV certifications challenging the patents associated with several of our largest products, as described below.

•	Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Altace® and filed a Paragraph IV certification alleging invalidity of a patent held by us related to Altace®. Aventis Pharma Deutschland GmbH (“Aventis”) and we filed suit in March 2003, in the District Court for the District of Massachusetts to enforce our rights under that patent. The parties submitted a joint stipulation of dismissal in April 2006, and the court granted dismissal. We have received a request for information from the U.S. Federal Trade Commission (“FTC”) in connection with the dismissal without prejudice of our patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984. We are cooperating with the FTC in this investigation.

•	Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® and filed a Paragraph IV certification challenging the validity and infringement of a patent related to Altace®, and seeking to market its generic version of Altace® before expiration of that patent. In July 2005, we filed civil actions for infringement of the patent against Lupin. In July 2006, the validity of the patent was upheld. Lupin filed a notice of appeal in July 2006. Pursuant to the current schedule, appellate briefing will be completed in March 2007.

•	Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co. (“Mutual”), Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. Each has also filed Paragraph IV certifications against patents related to Skelaxin® and are alleging noninfringement, invalidity and unenforceability of those patents. A patent infringement suit was filed against Eon Labs in January 2003; against CorePharma in March 2003; and against Mutual in March 2004 concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs in December 2004 concerning its proposed 800 mg product. In May 2006 the Mutual case was suspended pending the outcome of the FDA activity described below. In June 2006, the Eon Labs cases were consolidated with the CorePharma case.

In March 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for a patent related to Skelaxin may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition in March 2004, supplemented in April and July 2004, requesting that the FDA rescind that letter, require generic applicants to submit Paragraph IV certifications for the patent in question, and prohibit the removal of information corresponding to the use listed in the Orange Book. We concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition. In March 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. In April 2004, we submitted amended labeling text that incorporated those changes. On the same day, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. CorePharma, Mutual and we have filed responses and supplements to their pending Citizen Petitions and responses. In December 2005, Mutual filed another supplement with the FDA in which it withdrew its prior Petition for Stay of Action, its supplement, and its opposition to King’s Citizen Petition. In November 2006, the FDA approved the revision to the Skelaxin® labeling. In February 2007, we filed another supplement to our pending Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling

If our Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and our business, financial condition, results of operations and cash flows could be materially adversely affected. In an attempt to mitigate this risk, we have entered into an agreement with a generic pharmaceutical company to launch an authorized generic of Skelaxin® in the event of generic competition. However, we cannot provide any assurance regarding the degree to which this strategy will be successful, if at all.

•	Sicor Pharmaceuticals, Inc. (“Sicor”), a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. It also filed a Paragraph IV certification alleging invalidity of a patent related to Adenoscan® and non-infringement of certain claims of that patent. We and Astellas Pharma US, Inc., the exclusive licensee of certain rights under the patent, filed suit in May 2005 against Sicor and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., to enforce our rights under the patent. In May 2006, Sicor stipulated to infringement of the asserted claims of the patent. Trial in this action began on February 12, 2007.

•	Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®, as well as a Paragraph IV certification challenging the validity and enforceability of a patent related to Sonata which expires in June 2008. We filed suit against Teva to enforce our rights under that patent. In September 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the patent. In October 2006, Teva filed a summary judgment motion which the Court denied in January 2007.

If any of these Paragraph IV challenges succeeds, our affected product would face generic competition and its sales would likely decline materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product.

For additional information about these Paragraph IV challenges, please see Note 18 “Commitments and Contingencies” in Part IV Item 15(a)(1) “Exhibits and Financial Statement Schedules.”

We may not be successful in securing or maintaining proprietary patent protection for other of our products or for products and technologies we develop or license. In addition, our competitors may develop products similar to ours, including generic products, using methods and technologies that are beyond the scope of our intellectual property protection, which could materially reduce our sales.

Although most of our revenue is generated by products not currently subject to competition from generic products, there is no proprietary protection for many of our branded pharmaceutical products, and generic substitutes for many of these products are sold by other pharmaceutical companies. Further, we also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in order to maintain our competitive position with respect to some products. We cannot assure you that others will not independently develop substantially equivalent proprietary technology and techniques or otherwise gain access to our trade secrets and technology, or that we can adequately protect our trade secrets and technology.

If we are unable to secure or enforce patent rights, trademarks, trade secrets or other intellectual property, there could be a material adverse effect on our results of operations.

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

Six of our products plus royalty payments presently account for 84.0% of our revenues from continuing operations and a decrease in sales or royalty income in the future would have a material adverse effect on our results of operations.

In General.  Altace®, Skelaxin®, Thrombin-JMI®, Levoxyl®, Sonata®, EpiPen® and royalty revenues for the last twelve months ended December 31, 2006 accounted for 32.8%, 20.9%, 12.4%, 5.6%, 4.3%, 4.0% and 4.0% of our total revenues from continuing operations, respectively, or 84.0% in total. We believe that these sources of revenue may constitute a significant portion of our revenues for the foreseeable future. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our results of operations and cash flows. For example, with the amendment of our Co-Promotion Agreement with Wyeth, we have assumed full responsibility for the selling and marketing of Altace®. If we do not sell and market Altace® effectively, there may be a material adverse effect on our results of operations. Further, the agreements associated with some sources of royalty income may be terminated upon short notice and without cause.

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

We anticipate competition from bovine, recombinant human and human thrombin for our product Thrombin-JMI® in the near future. Omrix Biopharmaceuticals, Inc. filed a Biologics Licensing Application (“BLA”) in early November 2006 for its human thrombin product. Zymogenetics, Inc. filed a BLA for its recombinant human thrombin product in December 2006.

Many of our branded pharmaceutical products have either a strong market niche or competitive position. Some of our branded pharmaceutical products face competition from generic substitutes.

The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. We cannot assure you that any of our products will remain exclusive without generic competition, or maintain their market share, gross margins and cash flows, the failure of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

EpiPen.  Dey, L.P. markets our EpiPen® auto-injector through a supply agreement with us that expires on December 31, 2015. Under the terms of the agreement, we grant Dey the exclusive right and license to market, distribute and sell EpiPen®, either directly or through subdistributors. A failure by Dey to successfully market and distribute EpiPen® or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxytm, an investigational drug for the treatment of moderate to severe chronic pain;

•	binodenoson, a myocardial pharmacologic stress imaging agent;

•	Vanquixtm, a diazepam-filled auto-injector;

•	bremelanotide (which we previously referred to as PT-141), an investigational drug for the treatment of erectile dysfunction and female sexual dysfunction;

•	MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	T-62, an investigational drug for the treatment of neuropathic pain;

•	a new inhaler for Intal® using the alternative propellant hydrofluoroalkane (“HFA”) for which the FDA has issued an approvable letter;

•	a potential new formulation of metaxalone;

•	a novel formulation of ramipril for which an NDA is pending;

•	an Altace®/diuretic combination product; and

•	a program to evaluate the safety and efficacy of Altace® in children.

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

•	develop or license their products more rapidly than we can,

•	complete any applicable regulatory approval process sooner than we can,

•	market or license their products before we can market or license our products, or

•	offer their newly developed or licensed products at prices lower than our prices.

Any of these events would thereby have a negative effect on the sales of our existing, newly developed or licensed products. The inability to effect acquisitions or licenses of additional branded products in development and FDA-approved products could limit the overall growth of our business. Furthermore, even if we obtain rights to a pharmaceutical product or acquire a company, we may not be able to generate sales sufficient to create a profit or otherwise avoid a loss. Technological developments or the FDA’s approval of new products or of new therapeutic indications for existing products may make our existing products or those products we are licensing or developing obsolete or may make them more difficult to market successfully, which could have a material adverse effect on results of operations and cash flows.

If we cannot integrate the business of companies or products we acquire, or appropriately and successfully manage and coordinate third-party collaborative development activities, our business may suffer.

The integration into our business of in-licensed or acquired assets or businesses, as well as the coordination and collaboration of research and development, sales and marketing efforts with third parties, requires significant management attention, maintenance of adequate operational, financial and management information systems, integration of systems that we acquire into our existing systems, and verification that the acquired systems meet our standards for internal control over financial reporting. Our future results will also depend in part on our ability to hire, retain and motivate qualified employees to manage expanded operations efficiently and in accordance with applicable regulatory standards. If we cannot manage our third-party collaborations and integrate in-licensed and acquired assets successfully, or, if we do not establish and maintain an appropriate administrative, support and control infrastructure to support these activities, this could have a material adverse effect on our business, financial condition, results of operations and cash flows and on our ability to make the necessary certifications with respect to our internal controls.

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets and goodwill for impairment. If sales of our products decline because of, for example, generic competition or an inability to manufacture or obtain sufficient supply of product, the intangible asset value of any declining product could become impaired.

As of December 31, 2006, we had approximately $972.5 million of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge. Any impairment of the net book value of any intangible asset or goodwill, depending on the size, could result in a material adverse effect on our business, financial condition and results of operations.

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

We have received a request for information from the FTC in connection with the dismissal without prejudice of our patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984. We are cooperating with the FTC in this investigation.

We could be required to pay significant sums in connection with the derivative litigation or the continuing SEC investigation, or the SEC could impose other sanctions on us.

Subsequent to the announcement of the SEC investigation described in “SEC Investigation” included in Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(l), “Exhibits and Financial Statement Schedules,” beginning in March 2003, four purported shareholder derivative complaints were filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund, a non-profit organization affiliated with certain former members of our senior management. These cases have been consolidated, and on October 11, 2006, plaintiffs voluntarily dismissed Brian Markison and Elizabeth Greetham. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.

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

We are currently unable to predict the outcome or reasonably estimate the range of potential loss, if any, in the pending litigation. If we were not to prevail in the pending litigation, or if the SEC imposes any sanctions on us, neither of which we can predict or reasonably estimate at this time, we could be required to expend funds otherwise available for operation of the business.

Compliance with the terms and conditions of our corporate integrity agreement with the Office of Inspector General of the United States Department of Health and Human Services requires significant resources and management time and, if we fail to comply, we could be subject to penalties or, under certain circumstances, excluded from government health care programs, which could materially reduce our sales.

In October 2005, as part of our settlement of the government pricing investigation of our company we entered into a five-year corporate integrity agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”). For additional information, please see Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” The purpose of the CIA, which applies to all of our U.S. subsidiaries and employees, is to promote compliance with the federal health care and procurement programs in which we participate, including the Medicaid Drug Rebate Program, the Medicare Program, the 340B Drug Pricing Program, and the Veterans Administration Pricing Program.

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

Implementing and maintaining the broad array of processes, policies, and procedures necessary to comply with the CIA has required, and is expected to continue to require, a significant portion of management’s attention as well as the application of significant resources.

Failing to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each instance of non-compliance. In addition, flagrant or repeated violations of the CIA could result in our being excluded from participating in government health care programs, which could materially reduce our sales.

Unfavorable results in pending and future claims and litigation matters could have an adverse impact on us.

We are named as a party in various lawsuits, as are certain of our current and former directors and certain of our former officers. For information about our pending material litigation matters, please see Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” While we intend to vigorously defend ourselves in these actions, we could be required to pay material sums in connection with judgments or settlements related to these matters, or they could otherwise have a material adverse effect on our business, results of operations and financial condition.

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

We have experienced, and anticipate that we will continue to experience, periods of stock-outs in our inventory of Sonata®. This product is manufactured for us by Wyeth. Wyeth has been unable to timely and consistently supply our forecasted need for Sonata® since December 2006. It is anticipated that the problems with production of Sonata® experienced by Wyeth will continue for an indeterminable period of time, leaving us, from time to time, if not continuously, without sufficient supply of product to meet demand. Our management is working with Wyeth to address these problems and transfer the manufacture of Sonata® to another manufacturer, but we currently do not have a solution that will assure us of consistent supply. Given the competitive market for this product, we have and will likely continue to experience permanent erosion of our customer base, market share and sales.

We have completed construction of facilities to produce Bicillin® at our Rochester, Michigan location. We began commercial production of BicillinLA® and began shipping this product to our customers during the fourth quarter of 2006. We expect to begin commercial production of BicillinCR® during the third quarter of 2007. The third-party manufacturer that produced Bicillin® for us closed its plant. If our inventory of BicillinCR® is not sufficient to sustain demand while we are obtaining regulatory authorizations or experience production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended December 31, 2006, net sales of Bicillin® were $42.8 million, representing 2.2% of our total revenues.

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

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture; if we are unable to successfully maintain purification procedures at our facilities that are in accordance with the FDA’s expectations for biological products generally, the FDA could limit our ability to manufacture biological products at those facilities.

For the twelve months ended December 31, 2006, our product Thrombin-JMI® accounted for 12.4% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).

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

The FDA expects manufacturers of biological products to have validated processes capable of removing extraneous viral contaminants to a high level of assurance. As a result, many manufacturers of biologics are currently engaged in developing procedures to remove potential extraneous viral contaminants from their products. We have developed and implemented appropriate processing steps to achieve maximum assurance for the removal of potential extraneous viral contaminants from Thrombin-JMI®, which does not include BSE because it is not a viral contaminant and we gained FDA approval for these processes. If we are unable to successfully maintain these processing steps in accordance with the FDA’s expectations, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results. Further, our access to wholesaler and distributor inventory levels and sales data affects our ability to estimate certain reserves included in our financial statements.

Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Sales to wholesalers and distributors represent a substantial portion of our total sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our products, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, customers may order pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. As part of our ongoing efforts to facilitate improved management of wholesale inventory levels of our branded pharmaceutical products, we have entered into inventory management and data services agreements with each of our three key wholesale customers and other wholesale customers. These agreements provide wholesalers incentives to manage inventory levels and provide timely and accurate data with respect to inventory levels held, and valuable data regarding sales and marketplace activity. We rely on the timeliness and accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. If our wholesalers fail to provide us with timely and accurate data in accordance with the agreements, our estimates for certain reserves included in our financial statements could be materially and adversely affected.

Other factors that may affect quarterly results include, but are not limited to, expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, sales and marketing expenditures, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

If we are unable to obtain approval of an HFA propellant for Intal®, our sales of this product could be adversely affected.

Under government regulations, chlorofluorocarbon compounds are being phased out because of environmental concerns. Our Intal® product currently uses these compounds as propellants. The FDA has issued an approvable letter with respect to the new drug application, or “NDA,” covering a new inhaler for Intal® using the alternative propellant HFA. The approvable letter provides that final approval of the NDA for Intal® HFA is subject to addressing certain FDA comments solely pertaining to the chemistry, manufacturing, and controls section of the NDA covering the product. In the event we cannot also obtain final approval for alternative propellants for Intal® before the final phase-out date for use of chlorofluorocarbon compounds or if we are unable to maintain an adequate supply of chlorofluorocarbon compounds for the production of these products prior to this date, our ability to market and sell this product could be materially adversely affected.

Our relationships with the U.S. Department of Defense and other government entities subject us to risks associated with doing business with the government.

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

At times, our stock price has been volatile, and such volatility in the future could result in substantial losses for our investors.

The trading price of our common stock has at times been volatile. The stock market in general and the market for the securities of emerging pharmaceutical companies such as King, in particular, have experienced extreme volatility. Many factors contribute to this volatility, including

•	variations in our results of operations;

•	perceived risks and uncertainties concerning our business;

•	announcements of earnings;

•	developments in the governmental investigations or derivative litigation;

•	the commencement of, or adverse developments in, any material litigation;

•	failure to meet timelines for product development or other projections or forward-looking statements we may make to the public;

•	failure to meet or exceed security analysts’ financial projections for our company;

•	comments or recommendations made by securities analysts;

•	general market conditions;

•	perceptions about market conditions in the pharmaceutical industry;

•	announcements of technological innovations or the results of clinical trials or studies;

•	changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

•	changes in domestic or foreign governmental regulations or regulatory approval processes; and

•	announcements concerning regulatory compliance and government agency reviews.

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

Virtually all of our activities are regulated by federal and state statutes and government agencies. The manufacturing, processing, formulation, packaging, labeling, distribution and advertising of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, or “DEA,” the Federal Trade Commission, the Consumer Product Safety Commission, the Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency (“EPA”), as well as by foreign governments in countries where we distribute some of our products.

Failure to comply with the policies or requirements established by these agencies could subject us to enforcement actions or other consequences. For example, noncompliance with applicable FDA policies or requirements could subject us to suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies such as the Department of Veterans Affairs or the Department of Defense.

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

While we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, have approval pending or have received the requisite agency approvals, our marketing is subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed and that advertising and marketing materials and campaigns are in compliance with FDA regulations. In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our manufacturing facilities and those of our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could result in materially reduced sales of our products or increased manufacturing costs.

Under the Comprehensive Environmental Response, Compensation, and Liability Act, “CERCLA,” the EPA can impose liability for the entire cost of cleanup of contaminated properties upon each or any of the current and former site owners, site operators or parties who sent waste to the site, regardless of fault or the legality of the original disposal activity. In addition, many states, including Tennessee, Michigan, Wisconsin, Florida and Missouri, have statutes and regulatory authorities similar to CERCLA and to the EPA. We have entered into hazardous waste hauling agreements with licensed third parties to properly dispose of hazardous wastes. We cannot assure you that we will not be found liable under CERCLA or other applicable state statutes or regulations for the costs of undertaking a cleanup at a site to which our wastes were transported.

We cannot determine what effect changes in regulations, enforcement positions, statutes or legal interpretations, when and if promulgated, adopted or enacted, may have on our business in the future. These changes could, among other things, require modifications to our manufacturing methods or facilities, expanded or different labeling, new approvals, the recall, replacement or discontinuance of certain products, additional record keeping and expanded documentation of the properties of certain products and scientific substantiation. These changes, new legislation, or failure to comply with existing laws and regulations could have a material adverse effect on our business, financial condition, results of operations and cash flows.

An increase in product liability claims or product recalls could harm our business.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse effects. These risks exist for products in clinical development and with respect to products that have received regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance, however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. For example, we are now not able to obtain product liability insurance with respect to certain of our women’s healthcare products. With respect to any product liability claims relating to these products, we could be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we fail to comply with our reporting and payment obligations under the Medicaid rebate program or other governmental pricing programs, we could be required to reimburse government programs for underpayments and could be required to pay penalties, sanctions and fines which could have a material adverse effect on our business.

Medicaid reporting and payment obligations are highly complex and in certain respects ambiguous. If we fail to comply with these obligations, we could be subject to additional reimbursements, penalties, sanctions and fines which could have a material adverse effect on our business. Our processes for estimating amounts due under Medicaid and other governmental pricing programs involve subjective decisions, and, as a result, these calculations will remain subject to the risk of errors.

The insolvency of any of our principal customers, who are wholesale pharmaceutical distributors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As with most other pharmaceutical companies, our principal customers are primarily wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers accounted for approximately 74% of our gross sales and a significant portion of our accounts receivable for the fiscal year ended December 31, 2006. The insolvency of any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We have addressed our contract relationship with managed care organizations in an effort to increase the attractiveness of reimbursements for our products. We take reserves for the estimated amounts of rebates we will pay to managed care and government organizations each quarter. Any increased usage of our products through Medicaid, Medicare, or managed care programs will increase the amount of rebates that we owe. We cannot assure you that our products will be included on the formulary lists of managed care or Medicare organizations or that adverse reimbursement issues will not result in materially lower revenues.

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

Violations of fraud and abuse laws may be punishable by civil and/or criminal sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs, including Medicaid and Medicare. Any such violations could have a material adverse effect on our financial results.

In the future, the publication of negative results of studies or clinical trials may adversely affect the sales of our products or the values of the intangible assets associated with them.

From time to time studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which, when published, may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study, or those of related or similar products. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. In the event of the publication of negative results of studies or clinical trials related to our branded pharmaceutical products or the therapeutic areas in which our products compete, sales of these products may be materially adversely affected. Additionally, potential write-offs of the intangible assets associated with the affected products could materially adversely affect our results of operations.

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

Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the timeliness and accuracy of wholesale inventory data provided by our customers;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxytm, an investigational drug for the treatment of moderate-to-severe chronic pain; binodenoson, our next generation cardiac pharmacologic stress-imaging agent; bremelanotide, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; T-62, an investigational drug for the treatment of neuropathic pain; MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers; the development of a new formulation of Skelaxin®; pre-clinical programs; and product life-cycle development projects;

•	the development, approval and successful commercialization of a diazepam-filled auto-injector, new inhaler for Intal® using the alternative propellant HFA, and an Altace®/diuretic combination product;

•	our expectation that we will be in a position to launch an Altace® tablet formulation during the fourth quarter of 2007 or the first quarter of 2008;

•	the ability to obtain a supply of Sonata® sufficient to meet market demand;

•	our successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including but not limited to, the anticipated expansion of our manufacturing capacity for Thrombin-JMI®;

•	anticipated increases in sales of acquired products or royalty revenues;

•	the success of our Amended and Restated Co-Promotion Agreement with Wyeth;

•	the high cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of the FDA, including the pending applications related to our diazepam-filled auto-injector and a new Intal® inhaler formulation utilizing HFA, and other regulatory agencies worldwide;

•	products developed, acquired or in-licensed that may be commercialized;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC investigation, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location and business segments served by our primary facilities are as follows:

Location	Principal Purposes	Business Segment(s)

Bristol, Tennessee	Manufacturing and Administration	Branded Pharmaceuticals
Rochester, Michigan	Manufacturing	Branded Pharmaceuticals and Contract Manufacturing
St. Louis, Missouri	Manufacturing	Meridian Medical Technologies
St. Petersburg, Florida	Manufacturing	Branded Pharmaceuticals
Middleton, Wisconsin	Manufacturing	Branded Pharmaceuticals

We own each of these primary facilities, with the exception of a portion of the facilities in St. Louis, Missouri, which is leased. For information regarding production capacity and extent of utilization, please see Item 1, “Manufacturing.”

The Bristol, Rochester, and St. Louis owned facilities are pledged as collateral for our senior secured revolving credit facility dated April 23, 2002.

Our corporate headquarters and centralized distribution center are located in Bristol, Tennessee. We consider our properties to be generally in good condition, well maintained, and generally suitable and adequate to carry on our business.

We currently lease office space for our commercial operations organization located in Bridgewater, New Jersey and our research and development organization located in Cary, North Carolina.

Item 3.	Legal Proceedings

Please see Note 18 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules” for information regarding material legal proceedings in which we are involved.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol “KG.” There were approximately 960 shareholders of record on February 23, 2007.

	2006
	High	Low

First quarter	$19.87	$16.25
Second quarter	18.48	15.83
Third quarter	17.31	15.93
Fourth quarter	17.46	15.74

	2005
	High	Low

First quarter	$12.58	$8.28
Second quarter	10.60	7.50
Third quarter	16.39	10.11
Fourth quarter	17.45	14.22

On February 27, 2007, the closing price of our common stock as reported on the New York Stock Exchange was $17.91.

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative total return of King’s common stock in comparison with the Standard & Poor’s 500 Index, the NYSE Composite Index and a peer group index since December 31, 2001. It shows an investment of $100 on December 31, 2001. The peer group index includes United States pharmaceutical companies which trade on the NYSE.

	12/01	12/02	12/03	12/04	12/05	12/06

King Pharmaceuticals, Inc.	100.00	40.80	36.22	29.43	40.16	37.79
Standard & Poor’s 500 Stocks	100.00	77.90	100.24	111.15	116.61	135.03
NYSE Composite	100.00	81.83	108.16	124.38	136.03	164.60
NYSE Stocks (SIC 2830-2839 U.S. Companies) Drugs	100.00	78.48	85.44	79.09	76.74	88.39

We have never paid cash dividends on our common stock. The payment of cash dividends is subject to the discretion of the Board of Directors and is limited by the terms of our credit facility and will be dependent upon many factors, including our earnings, our capital needs, and our general financial condition. We currently anticipate that for the foreseeable future, we will retain our earnings.

Item 6.	Selected Financial Data

The table below should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this report.

	For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statement of Income Data:
Total revenues	$1,988,500	$1,772,881	$1,304,364	$1,492,789	$1,088,024

Operating income (loss)(1)(2)	402,546	180,079	(41,264)	151,952	275,043
Income (loss) from continuing operations before income taxes, discontinued operations	424,312	178,115	(58,034)	163,327	248,506
Income tax expense (benefit)	135,730	61,485	(7,412)	65,884	78,033

Income (loss) from continuing operations	288,582	116,630	(50,622)	97,443	170,473
Income (loss) from discontinued operations(3)	367	1,203	(109,666)	(5,489)	11,928

Net income (loss)	$288,949	$117,833	$(160,288)	$91,954	$182,401

Income per common share:
Basic:
Income (loss) from continuing operations	$1.19	$0.48	$(0.21)	$0.40	$0.70
Income (loss) from discontinued operations	—	0.01	(0.45)	(0.02)	0.05

Net income (loss)	$1.19	$0.49	$(0.66)	$0.38	$0.75

Diluted:
Income (loss) from continuing operations	$1.19	$0.48	$(0.21)	$0.40	$0.69
Income (loss) from discontinued operations	—	0.01	(0.45)	(0.02)	0.05

Net income (loss)	$1.19	$0.49	$(0.66)	$0.38	$0.74

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

	December 31,
	2006	2005
	(In thousands)

Balance Sheet Data:
Working capital	$1,055,677	$276,329
Total assets	3,329,531	2,965,242
Total debt	400,000	345,000
Shareholders’ equity	2,288,606	1,973,422

(1)	Results for 2003 reflect a $15,212 reduction in the co-promotion fees paid to our Altace® co-promotion partner as a result of charges for amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2002. Specifically (a) we recovered on a pre-tax basis $9,514 in fees we previously accrued during the fourth quarter of 2002 and have reduced the accrual for these fees by this amount in the fourth quarter of 2003 and (b) fees under our Co-Promotion Agreement for Altace® in the fourth quarter of 2003 were reduced on a pre-tax basis by an additional $5,698 as a result of the Medicaid accrual adjustment recorded in that quarter.

(2)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” which requires the recognition of the fair value of stock-based compensation in earnings. This statement was adopted using the modified prospective application method and therefore our prior periods have not been restated and do not reflect the recognition of stock-based compensation costs. During 2006, we incurred on a pre-tax basis $24,718 of compensation costs related to our stock-based compensation arrangements.

(3)	Reflects the classification of Nordette® and Prefest® product lines as discontinued operations. See Note 26, “Discontinued Operations,” in Part 15(a)(1), “Exhibits and Financial Statement Schedules.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our corporate strategy is focused on three key therapeutic areas: cardiovascular/metabolic, neuroscience, and hospital/acute care products. We believe each of our key therapeutic areas has significant market potential and our organization is aligned accordingly. We work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and product life-cycle management. We also work to achieve organic growth through the successful development of new branded pharmaceutical products. Additionally, we seek to achieve growth through the acquisition or in-licensing of novel branded pharmaceutical products in various stages of development and technologies that have significant market potential that complement our three key therapeutic areas. We may also seek company acquisitions which add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations.

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

Our business consists of five segments which include branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing, and other. In accordance with our strategy, our branded pharmaceutical products can be divided into the following therapeutic areas:

•	Cardiovascular/metabolics (including Altace® and Levoxyl®),

•	Neuroscience (including Skelaxin®, Avinza® and Sonata®),

•	Hospital/acute care (including Thrombin-JMI®), and

•	Other.

Our Meridian Medical Technologies segment consists of our auto-injector business, which includes EpiPen® and nerve gas antidotes which we provide to the U.S. Military. Our royalties segment relates to revenues we derive from successfully developed products that we have licensed to third parties. Our contract manufacturing segment manufactures pharmaceutical products for third parties under contracts with a number of pharmaceutical and biotechnology companies.

2006 Highlights

Introduction

During 2006, we achieved many important accomplishments that we believe better position us for long-term growth. Among our many accomplishments, we:

•	expanded our portfolio of products;

•	took steps to create opportunities to extend the life cycle of our Altace® franchise; and

•	advanced projects in our research and development pipeline.

We believe these accomplishments better position us to continue executing our strategy for long-term growth in 2007.

Expanded Product Portfolio

On January 9, 2007, we obtained an exclusive license to the hemostatic products designed for use outside catheterization and electrophysiology laboratories by Vascular Solutions, Inc. (“Vascular Solutions”), which include products which we expect to market as Thrombi-Padtm and Thrombi-Gel® hemostats. The license also includes a product we expect to market as Thrombi-Pastetm, which is currently in development. Each of these products includes Thrombin-JMI® as a component. Vascular Solutions will manufacture and supply these products for us.

On September 6, 2006, we entered into an agreement to acquire all the rights to Avinza® in the United States, its territories and Canada from Ligand Pharmaceuticals Incorporated (“Ligand”). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed our acquisition of Avinza® on February 26, 2007. Under the terms of the asset purchase agreement, we paid Ligand $246.3 million and, in addition, paid certain liabilities, including a product-related liability totaling $49.1 million. As part of the transaction, we agreed to pay Ligand an ongoing royalty on net sales of Avinza® and to assume payment of Ligand’s Avinza® royalty obligations to third parties.

On June 27, 2006, we entered into a co-exclusive agreement with Depomed, Inc. (“Depomed”) to commercialize Depomed’s Glumetzatm product. Glumetzatm is a once-daily, extended-release formulation of metformin for the treatment of patients with Type II diabetes that Depomed developed utilizing its proprietary Acuformtm drug delivery technology. Under the terms of the agreement, we assumed responsibility for promoting Glumetzatm in the United States and Puerto Rico, while Depomed has the right to co-promote the product using its own sales force at some point in the future. Depomed will pay us a fee from gross profit, as defined in the agreement, generally net sales less cost of goods sold less a royalty Depomed must pay a third party. Depomed is responsible for the manufacture and distribution of Glumetzatm, while we bear all costs related to the use of our sales force for the product. We launched the promotion of Glumetzatm in the third quarter of 2006.

Altace Franchise

On June 22, 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006, we entered into an amended and restated co-promotion agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®. Effective January 1, 2007, we assumed full responsibility for selling and marketing Altace®. During 2006, the Wyeth sales force continued to co-promote the product with us and continued to share marketing expenses. We paid or will pay Wyeth a reduced annual fee as follows:

•	For 2006, 15% of Altace® net sales up to $165.0 million, 42.5% of Altace® net sales in excess of $165.0 million and less than or equal to $465.0 million, and 52.5% of Altace® net sales that are in excess of $465.0 million and less than or equal to $585.0 million, with the fee not to exceed $215.3 million.

•	For 2007, 30% of Altace® net sales, with the fee not to exceed $178.5 million.

•	For 2008, 22.5% of Altace® net sales, with the fee not to exceed $134.0 million.

•	For 2009, 14.2% of Altace® net sales, with the fee not to exceed $84.5 million.

•	For 2010, 25% of Altace® net sales, with the fee not to exceed $5.0 million.

Wyeth will pay us a $20.0 million milestone fee if a specified Altace® net sales threshold is achieved in 2008.

In February 2006, we entered into a collaboration with Arrow International Limited and certain of its affiliates, excluding Cobalt Pharmaceuticals, Inc. (collectively, “Arrow”), to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. On February 27, 2007, the FDA approved an NDA arising from this collaboration for an Altace® tablet formulation. Under certain conditions, Arrow will be responsible for the manufacture and supply of new formulations of ramipril for us. Additionally, we have granted Cobalt Pharmaceuticals, Inc. a non-exclusive right to enter into the U.S. ramipril market with a generic form of the currently marketed Altace® product, which would be supplied by us. Cobalt is an affiliate of Arrow, but is not a party to the collaboration.

Pursuant to the agreements, we made an upfront payment to Arrow of $35.0 million. During the fourth quarter of 2006, we made an additional payment of $25.0 million to Arrow. Arrow will also receive payments from us of $50.0 million during 2007. We classified these payments as in-process research and development expense in 2006. Additionally, Arrow will earn fees for the manufacture and supply of new formulations of ramipril.

In addition, we have in development an Altace®/diuretic combination product which is currently in Phase III clinical trials.

Research and Development Pipeline

Our current research and development pipeline includes four products in Phase III clinical trials and two products in late Phase II clinical trials. Our Phase III products are led by Remoxytm, an abuse-deterrent formulation of long-acting oxycodone for the treatment of moderate to severe chronic pain. In February 2006, Remoxytm successfully completed a Special Protocol Assessment with the FDA. As a result, we, along with Pain Therapeutics, commenced a pivotal Phase III clinical trial with Remoxytm in patients with severe chronic pain.

The Remoxytm formulation consists of a sticky, high-viscosity mass that is not prone to injection or inhalation. It is intended to meet the needs of physicians who appropriately prescribe opioid painkillers and who seek to minimize risks of drug diversion, abuse or accidental patient misuse. Published data show that freezing, crushing, or submerging Remoxytm in high-proof alcohol for hours at a time releases just a fraction of oxycodone compared to currently available formulations of oxycodone at time points when abusers presumably expect to be able to abuse its active ingredient.

Our Phase III products also include: binodenoson, a pharmacologic cardiac stress imaging agent intended to provide a reduced side effects profile compared to the currently approved product Adenoscan®; Vanquixtm, our diazepam-filled auto-injector that is currently under development as the only therapy of its kind for the treatment of acute, repetitive epileptic seizures; and an Altace®/diuretic combination product for the treatment of hypertension. We expect to file an NDA with the FDA for our Altace/diuretic combination product in the second half of 2007.

Our Phase II compounds are led by bremelanotide, under our collaborative agreement with Palatin Technologies. Bremelanotide is the first compound in a new drug class called melanocortin receptor agonists under development to treat sexual dysfunction in both men and women. In November 2006, we announced results from Phase II clinical trials evaluating bremelanotide in men experiencing erectile dysfunction (“ED”). We are continuing to evaluate data from these completed Phase II trials in men experiencing ED as we prepare for an end of Phase II meeting with the FDA in 2007. Also in 2006, we announced results from a Phase IIa clinical trial and initiated a Phase IIb clinical trial evaluating the effects of bremelanotide in women experiencing female sexual dysfunction (“FSD”).

In January 2006, we initiated the Phase II clinical program for MRE-0094, an adenosine A2a receptor agonist for the topical treatment of chronic, neuropathic, diabetic foot ulcers. During 2006 we also completed the Phase I clinical program for T-62, an adenosine A1 allosteric enhancer that we are developing for the treatment of neuropathic pain. We expect to begin the Phase II clinical program for T-62 in the first half of 2007.

OPERATING RESULTS

The following table summarizes total revenues and cost of revenues by operating segment:

	For the Years Ended December 31,
	2006	2005	2004
		(In thousands)

Total Revenues
Branded pharmaceuticals	$1,724,701	$1,542,124	$1,076,517
Meridian Medical Technologies	164,760	129,261	123,329
Royalties	80,357	78,128	78,474
Contract manufacturing	16,501	22,167	26,045
Other	2,181	1,201	(1)

Total revenues	$1,988,500	$1,772,881	$1,304,364

Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded pharmaceuticals	$317,677	$222,924	$251,568
Meridian Medical Technologies	74,576	62,958	59,296
Royalties	9,748	9,003	10,878
Contract manufacturing	17,636	27,055	31,207
Other cost of revenues	171	1,045	(11)

Total cost of revenues	$419,808	$322,985	$352,938

The following table summarizes our gross to net sales deductions:

	For the Years Ended December 31,
	2006	2005	2004
		(In thousands)

Gross Sales	$2,461,588	$2,240,852	$2,017,296
Commercial Rebates	188,652	192,203	203,405
Medicare Part D Rebates	54,221	—	—
Medicaid Rebates	27,219	78,753	135,545
Chargebacks	102,876	99,057	114,995
Returns	14,832	5,012	183,066
Trade Discounts/Other	84,720	91,090	62,739

	$1,989,068	$1,774,737	$1,317,546
Discontinued Operations	568	1,856	13,182

Net Sales	$1,988,500	$1,772,881	$1,304,364

Gross sales were higher in 2006 compared to 2005 primarily due to price increases, higher unit sales as a result of the effect of wholesale inventory reductions of some of our branded pharmaceutical products during 2005, particularly Altace®, and an increase in gross sales of Meridian Medical Technologies. These increases in gross sales were partially offset by a decline in prescriptions of certain of our branded pharmaceutical products during 2006.

Gross sales were higher in 2005 compared to 2004 primarily due to the effect of higher unit sales as a result of the effect of a higher level of wholesale inventory reductions of some of our branded pharmaceutical products during 2004, and price increases, particularly with respect to Thrombin-JMI®.

In April 2004 we entered into inventory management agreements (“IMAs”) with each of our three key wholesale customers covering all of our branded products for the purpose of obtaining data regarding and reducing the level of wholesale inventories of our products. As we anticipated, entering into the IMAs adversely affected net sales of some of our branded pharmaceutical products, particularly during 2004, as wholesale inventory levels of these products were aggressively reduced.

During the fourth quarter of 2004, we amended our IMAs with our key wholesale customers with the objective of further reducing their inventories of our products. As a result, the average wholesale inventory level of our key products was further reduced during the fourth quarter of 2004 and the first quarter of 2005.

Based on inventory data provided by our key customers under the IMAs, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®, as of December 31, 2006, are at or below normalized levels. We estimate that the wholesale and retail inventories of our products as of December 31, 2006 represent gross sales of approximately $180.0 million to $190.0 million.

The following tables provide the activity and ending balances for our significant gross to net categories:

Accrual for Rebates, including Administrative Fees:

	2006	2005
	(In thousands)

Balance at January 1, net of prepaid amounts	$126,240	$179,062
Current provision related to sales made in current period	282,603	294,964
Current provision related to sales made in prior periods	(12,511)	(24,008)
Rebates paid	(342,567)	(323,778)

Balance at December 31, net of prepaid amounts	$53,765	$126,240

Rebates include commercial rebates and Medicaid and Medicare rebates.

Medicaid rebate expense was lower in 2006 than in 2005 primarily due to the Federal government shifting persons who were covered by the Medicaid Program to the Medicare Part D Program. During January 2006, the Medicare Prescription Drug Improvement and Modernization Act became effective. This law provides outpatient prescription drug coverage to senior citizens and certain disabled citizens in the United States. We have contracts with organizations that administer the Medicare Part D Program, which require us to pay rebates based on contractual pricing and actual utilization under the plans.

During the third quarter of 2005, we began reporting to the Centers for Medicare and Medicaid Services using a refined calculation to compute our Average Manufacturer’s Price (“AMP”) and Best Price. In addition, during the third quarter of 2005, we recalculated rebates due with respect to prior quarters utilizing the refined AMP and Best Price Calculations. As a result of this updated information, during the third quarter of 2005, we decreased our reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products by approximately $21.0 million, approximately $8.0 million of which related to years prior to 2005. This does not include the adjustment to sales classified as discontinued operations. As a result of the increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $6.0 million, approximately $4.0 million of which related to years prior to 2005. The effect of this change in estimate on operating income was, therefore, approximately $15.0 million, approximately $4.0 million of which related to years prior to 2005.

During the third quarter of 2006, we reduced our Medicaid rebate expense and increased net sales from branded pharmaceutical products by approximately $9.3 million due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

During the first quarter of 2006, we paid approximately $129.3 million related to (i) the settlement agreements with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 and (ii) similar state settlement agreements. For a discussion regarding this settlement, please see “Settlement of Governmental Pricing Investigation” included in Note 18, “Commitments and Contingencies,” in Part IV Item 15(a)(1), “Exhibits and Financial Statement Schedules.” Of the $129.3 million paid in the first quarter of 2006, approximately $64.0 million reduced the rebate accrual and is reflected in “Rebates paid” in the table above.

In addition, during the first quarter of 2006, we reduced our regular periodic Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. For a discussion regarding this investigation, please see Note 18, “Commitments and Contingencies”, in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” In 2006, the utilization of overpayments reduced our rebate payments by approximately $25.0 million and has therefore reduced “Rebates Paid” in the table above.

Accrual for Returns:

	2006	2005
	(In thousands)

Balance at January 1	$50,902	$122,863
Current provision	14,832	5,012
Actual returns	(23,733)	(76,973)

Ending balance at December 31	$42,001	$50,902

Our calculation for returns reserves is based on historical sales and return rates over the period during which customers have a right of return. We also consider current wholesale and retail inventory levels of our products. Based on data received from our inventory management agreements with our three key wholesale customers, there was a significant reduction of wholesale inventory levels of our products during the first quarter of 2005. This reduction resulted in a change in estimate during the first quarter of 2005 that decreased the reserve for returns by approximately $20.0 million and increased net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. During the second quarter of 2005, we decreased our reserve for returns by approximately $5.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment for sales classified as discontinued operations, by the same amount as a result of an additional reduction in wholesale inventory levels of our branded products. These adjustments are reflected in the table above as a reduction in the current provision.

During the third quarter of 2005, our actual returns of branded pharmaceutical products continued to decrease significantly compared to actual returns during the quarterly periods in 2004 and the first quarter of 2005. Additionally, based on data received pursuant to our inventory management agreements with key wholesale customers, we continued to experience normalized wholesale inventory levels of our branded pharmaceutical products during the third quarter of 2005. Accordingly, we believed that the rate of returns experienced during the second and third quarters of 2005 was more indicative of what we expected in future quarters and adjusted our returns reserve accordingly. This change in estimate resulted in a decrease of approximately $15.0 million in the returns reserve in the third quarter of 2005 and a corresponding increase in net sales from branded pharmaceutical products. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $5.0 million. The effect of the change in estimate on operating income was, therefore, approximately $10.0 million.

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

Accrual for Chargebacks:

	2006	2005
	(In thousands)

Balance at January 1	$13,153	$27,953
Current provision	102,876	99,057
Actual chargebacks	(102,090)	(113,857)

Ending balance at December 31	$13,939	$13,153

Branded Pharmaceuticals Segment

				Change
	For the Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	$	%	$	%
	(In thousands)

Branded pharmaceutical revenue:
Altace®	$652,962	$554,353	$347,292	$98,609	17.8%	$207,061	59.6%
Skelaxin®	415,173	344,605	238,563	70,568	20.5	106,042	44.5
Thrombin-JMI®	246,520	220,617	174,570	25,903	11.7	46,047	26.4
Levoxyl®	111,771	139,513	104,749	(27,742)	(19.9)	34,764	33.2
Sonata®	85,809	83,162	60,365	2,647	3.2	22,797	37.8
Other	212,466	199,874	150,978	12,592	6.3	48,896	32.4

Total revenue	$1,724,701	$1,542,124	$1,076,517	$182,577	11.8%	$465,607	43.3%

Cost of Revenues, exclusive of depreciation, amortization and impairments	$317,677	$222,924	$251,568	$94,753	42.5%	$(28,644)	(11.4)%

Net sales from branded pharmaceutical products were higher in 2006 compared to 2005 primarily due to higher unit sales in 2006 as a result of the effects of wholesale inventory reductions in 2005 and price increases taken in the fourth quarter of 2005 partially offset by a decrease in prescriptions in 2006 from 2005. In addition, net sales during 2005 reflect a reduction in reserves for returns and rebates as discussed above.

Net sales from branded pharmaceutical products were higher in 2005 than in 2004 primarily due to the effect of higher unit sales and a lower rate of reserve for returns of some of these products in 2005 as a result of the effect of a higher level of wholesale inventory reductions of some of our branded pharmaceutical products during 2004, the effect of a reduction in reserves for returns and rebates during 2005 and price increases, particularly with respect to Thrombin-JMI®.

For a discussion regarding the potential risk of generic competition for Altace®, Skelaxin®, and Sonata®, please see Note 18 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Sales of Key Products

Altace®

Net sales of Altace® were higher in 2006 than in 2005 primarily due to higher unit sales in 2006 as a result of the effects of wholesale inventory reductions of Altace® in 2005 and a price increase taken in the fourth quarter of 2005 partially offset by a decrease in prescriptions in 2006 compared to 2005. In addition, net sales during 2005 reflect a reduction in reserves for returns and rebates as discussed above. Total prescriptions for Altace® decreased approximately 2.2% in 2006 from 2005 according to IMS America, Ltd. (“IMS”) monthly prescription data. We believe Altace® net sales in 2007 may not achieve the level experienced in 2006 due to an expected increase in rebates and a continued decline in prescriptions.

Net sales of Altace® were higher in 2005 than in 2004 primarily due to higher unit sales and a lower rate of reserve for returns of the product in 2005 as a result of the effects of a higher level of wholesale inventory reductions of Altace® in 2004, a reduction in the reserves for returns and rebates of Altace® in 2005, and price increases. Total prescriptions for Altace® increased approximately 1% in 2005 from 2004 according to IMS monthly prescription data.

For a discussion regarding the risk of potential generic competition for Altace®, please see Note 18, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Skelaxin®

Net sales of Skelaxin® increased in 2006 from 2005 primarily due to a price increase taken in the fourth quarter of 2005, higher unit sales in 2006 as a result of the effect of wholesale inventory reductions of Skelaxin® in 2005 and a reduction in government rebates partially offset by a decline in prescriptions in 2006 compared to 2005. In addition, net sales during 2005 reflect a reduction in reserves for returns and rebates as discussed above. Total prescriptions for Skelaxin® decreased approximately 2.1% in 2006 from 2005 according to IMS monthly prescription data. We believe Skelaxin® net sales in 2007 may not continue to increase at the rate experienced in 2006.

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

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 18 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in 2006 compared to 2005 primarily due to increases in wholesale inventory levels, a price increase taken in the second half of 2005 and an increase in demand by end users, partially offset by an increase in chargebacks during 2006 compared to 2005. We believe Thrombin-JMI® net sales in 2007 may not continue to increase at the rate experienced in 2006 due to the potential introduction of new competitors in the market in the second half of 2007.

Net sales of Thrombin-JMI® increased in 2005 compared to 2004 due to the effect of price increases and increased unit sales.

Levoxyl®

Net sales of Levoxyl® decreased in 2006 compared to 2005 primarily due to a decrease in prescriptions in 2006, partially offset by price increases taken in the fourth quarter of 2005 and changes in wholesale inventory levels. During 2005, net sales of Levoxyl® benefited from the reduction in the reserve for returns described above and a reduction in the reserve for rebates. During 2006, net sales of Levoxyl® benefited from a favorable change in estimate of approximately $7.0 million in the product’s reserve for Medicaid rebates as a result of the government pricing investigation settlement. This benefit was substantially offset by increases in

Medicaid rebate reserves for other products as a result of the settlement. Total prescriptions for Levoxyl® were approximately 16.0% lower in 2006 than in 2005 according to IMS monthly prescription data. While prescriptions for this product may continue to decline in 2007, we believe the rate of any decline may be lower than that experienced in 2006.

Net sales of Levoxyl® were higher in 2005 than in 2004, notwithstanding lower unit sales due to generic competition, primarily due to a lower rate of actual returns of the products and a reduction in the amount of commercial rebates. Total prescriptions for Levoxyl® decreased approximately 33% in 2005 from 2004 according to IMS monthly prescription data.

Sonata®

Net sales of Sonata® were higher in 2006 than in 2005 primarily due to higher unit sales as a result of wholesale inventory reductions of Sonata® in 2005 and price increases taken in the fourth quarter of 2005 and the third quarter of 2006, partially offset by a decrease in prescriptions during 2006 compared to 2005. Total prescriptions for Sonata® decreased approximately 19.6% in 2006 from 2005 according to IMS monthly prescription data. The decrease in prescriptions during 2006 was primarily due to new competitors that entered the market in 2005. While prescriptions for this product may continue to decline, we believe the rate of any decline may be lower than that recently experienced. We are currently experiencing periodic stock-outs in our inventory of Sonata® and have been unable to fill the current demand for Sonata® due to problems with production experienced by Wyeth who manufactures Sonata®. We believe the current lack of supply will negatively impact net sales of Sonata® in the first quarter of 2007 and perhaps subsequent quarters. If we are unable to consistently meet demand, net sales of Sonata® will decrease. For a discussion regarding Sonata® supply, please see “Manufacturing” in Part I, Item 1, “Business.”

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

For a discussion regarding the risk of potential generic competition for Sonata®, please see Note 18, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Other

Net sales of other branded pharmaceutical products were higher in 2006 compared to 2005 primarily due to the effects of wholesale inventory reductions in 2005 and price increases which were partially offset by decreases in prescriptions. Most of these products are not promoted through our sales force and prescriptions for many of these products are declining. We do not believe net sales of other branded pharmaceutical products will grow from the level of net sales achieved in 2006.

Net sales of other branded pharmaceutical products were higher in 2005 than in 2004 primarily due to the effects of a higher level of wholesale inventory reductions of other branded pharmaceutical products in 2004. Net sales of other branded pharmaceutical products in 2005 benefited from a reduction in reserves for returns and rebates for these products and modest price increases.

Cost of Revenues

Cost of revenues from branded pharmaceutical products increased in 2006 from 2005 primarily due to an increase in royalties associated with Skelaxin®, the cost of revenues associated with higher unit sales of branded pharmaceutical products in 2006 compared to 2005, and differences in special items which benefited 2005 compared to 2006 as discussed below.

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

Special items affecting cost of revenues from branded pharmaceuticals during 2006, 2005 and 2004 included the following:

•	We recorded a charge in 2004 in the amount of $8.9 million for our purchase commitments for some of our smaller products for which commitments exceeded expected demand. With the termination of some of these purchase commitment contracts in 2005, we had a benefit of approximately $6.1 million which reduced our cost of revenues from branded pharmaceutical product.

•	We incurred a charge of $4.6 million in 2004 primarily related to the voluntary recall of certain lots of Levoxyl®. Product returned as a result of this voluntary recall was less than originally estimated. Accordingly, cost of revenues from branded pharmaceutical products in 2005 was reduced by approximately $2.5 million.

We anticipate cost of revenues will increase in 2007 compared to 2006 due to an increase in royalties we will pay on Skelaxin®.

Meridian Medical Technologies Segment

				Change
	For the Years Ended December 31,			2006-2005		2005-2004
	2006	2005	2004	$	%	$	%
	(In thousands)

Meridian Medical Technologies revenue	$164,760	$129,261	$123,329	$35,499	27.5%	$5,932	4.8%
Cost of Revenues, exclusive of depreciation, amortization and impairments	74,576	62,958	59,296	11,618	18.5	3,662	6.2

	$90,184	$66,303	$64,033	$23,881	36.0%	$2,270	3.5%

Revenues from Meridian Medical Technologies increased in 2006 compared to 2005 primarily due to increases in unit sales of Epipen® to Dey, L.P., as well as revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory LTD on March 1, 2006. Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product. Revenues from Meridian Medical Technologies fluctuate based on buying patterns of Dey, L.P. and the government. Total prescriptions for Epipen® in the United States increased approximately 3.6% in 2006 compared to 2005 according to IMS monthly prescription data. We do not believe revenues from

Meridian Medical Technologies will increase at the rate experienced in 2006, as a significant portion of the increase in 2006 is associated with our acquisition of Allerex.

Cost of revenues from Meridian Medical Technologies increased in 2006 compared to 2005 primarily due to higher unit sales.

Royalties Segment

				Change
	For the Years Ended December 31,			2006-2005		2005-2004
	2006	2005	2004	$	%	$	%
	(In thousands)

Royalty revenue	$80,357	$78,128	$78,474	$2,229	2.9%	$(346)	(0.4)%
Cost of Revenues, exclusive of depreciation, amortization and impairments	9,748	9,003	10,878	745	8.3	(1,875)	(17.2)

	$70,609	$69,125	$67,596	$1,484	2.1%	$1,529	2.3%

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product and, thus, are not able to predict whether revenue from royalties will increase or decrease in 2007. For a discussion regarding the potential risk of generic competition for Adenoscan®, please see Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Contract Manufacturing Segment

				Change
	For the Years Ended December 31,			2006-2005		2005-2004
	2006	2005	2004	$	%	$	%
	(In thousands)

Contract manufacturing revenue	$16,501	$22,167	$26,045	$(5,666)	(25.6)%	$(3,878)	(14.9)%
Cost of Revenues, exclusive of depreciation, amortization and impairments	17,636	27,055	31,207	(9,419)	(34.8)	(4,152)	(13.3)

	$(1,135)	$(4,888)	$(5,162)	$3,753	76.8%	$274	5.3%

Revenues from contract manufacturing decreased in 2006 compared to 2005 and in 2005 compared to 2004 due to a lower volume of units manufactured for third parties. We expect this decline to continue in future periods.

Cost of revenues associated with contract manufacturing decreased in 2006 compared to 2005 and in 2005 compared to 2004 primarily due to decreased unit production of products we manufacture for third parties.

Operating Costs and Expenses

				Change
	For the Years Ended December 31,			2006-2005		2005-2004
	2006	2005	2004	$	%	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments	$419,808	$322,985	$352,938	$96,823	30.0%	$(29,953)	(8.5)%
Selling, general and administrative	713,965	636,483	595,441	77,482	12.2	41,042	6.9
Research and development	253,596	262,726	84,239	(9,130)	(3.5)	178,487	>100.0%
Depreciation and amortization	147,549	147,049	162,115	500	<1.0	(15,066)	(9.3)
Intangible asset impairment	47,842	221,054	149,592	(173,212)	(78.4)	71,462	47.8
Restructuring charges	3,194	4,180	10,827	(986)	(23.6)	(6,647)	(61.4)
Gain on sale of products	—	(1,675)	(9,524)	1,675	100.0	7,849	82.4

Total operating costs and expenses	$1,585,954	$1,592,802	$1,345,628	$(6,848)	(0.4)%	$247,174	18.4%

Selling, General and Administrative Expenses

				Change
	For the Years Ended December 31,			2006-2005		2005-2004
	2006	2005	2004	$	%	$	%
	(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$496,215	$409,451	$409,775	$86,764	21.2%	$(324)	(0.1)%
Medicaid related charge	—	—	65,000	—	—	(65,000)	(100.0)
Mylan transaction costs	—	3,898	9,062	(3,898)	(100.0)	(5,164)	(57.0)
Co-promotion fees	217,750	223,134	111,604	(5,384)	(2.4)	111,530	99.9

Total selling, general and administrative	$713,965	$636,483	$595,441	$77,482	12.2%	$41,042	6.9%

As a percentage of total revenues, total selling, general, and administrative expenses were 35.9% in 2006 and 2005.

Total selling, general and administrative expenses increased in 2006 compared to 2005 primarily due to an increase in special items, stock-based compensation costs and an increase in operating expenses associated with sales and marketing. While Altace® net sales were higher in 2006 compared to 2005, the co-promotion fee remained consistent due to a lower co-promotion fee average rate during 2006 as a result of the Amended Co-Promotion Agreement discussed above. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding the increase in net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective application transition method. Our prior period condensed consolidated financial statements have not been restated and therefore do not reflect the recognition of stock-based compensation costs. During 2006, we incurred stock-based compensation costs of $21.1 million, $15.4 million of which is included in selling, general and administrative expenses.

In addition to the stock-based compensation costs discussed above, we have recorded a charge of $3.6 million in the third quarter of 2006 to correct immaterial understatements of compensation expense identified in our voluntary review of our practices with respect to granting equity-based compensation. For additional information, please see Note 20, “Stock-Based Compensation,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

As a percentage of total revenues, total selling, general, and administrative expenses decreased to 35.9% in 2005 compared to 45.6% in 2004. Selling, general and administrative expense, as a percentage of total revenues, was higher in 2004 than in 2005 primarily due to lower total revenues in 2004 as a result of a higher level of wholesale channel inventory reductions of some of our branded pharmaceutical products and a higher level of expense associated with special items affecting this category of expense in 2004 compared to 2005 as discussed below.

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

Selling, general and administrative expense includes the following special items:

•	A charge of $45.1 million during 2006 related to the results of a binding arbitration proceeding with Elan Corporation, plc regarding an agreement concerning the development of a modified release formulation of Sonata®. During 2004, we incurred a charge of $5.0 million as estimated settlement costs related to the termination of this agreement. For additional information please see Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

•	Charges of $0.1 million, $19.8 million, and $19.8 million during 2006, 2005 and 2004, respectively, primarily due to professional fees related to the now-completed investigation of our company by the HHS/OIG, the partially completed investigation by the SEC, and private plaintiff securities litigation. During 2006, we received payment from our insurance carriers for the recovery of legal fees in the amount of $6.8 million related to the securities litigation. This recovery has been reflected as a reduction of professional fees in 2006. For additional information, please see Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

•	Charges in the amount of $3.9 million and $9.1 million in 2005 and 2004, respectively, for professional fees and expenses related to the terminated merger agreement with Mylan Laboratories, Inc.

•	A charge of $65.0 million related to Medicaid in the first half of 2004 to cover estimated interest, costs, fines, penalties and all other settlement costs in addition to the $65.4 million charge that we accrued in 2003 for estimated underpayments to Medicaid and other government pricing programs. For additional information, please see “Settlement of Governmental Pricing Investigation” in Note 18, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Research and Development Expense

	For the Years Ended			Change
	December 31,			2006-2005	2005-2004
	2006	2005	2004	$	$
	(In thousands)

Research and development	$143,596	$74,015	$67,939	$69,581	$6,076
Research and development — in- process upon acquisition	110,000	188,711	16,300	(78,711)	172,411

Total research and development	$253,596	$262,726	$84,239	$(9,130)	$178,487

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses have continued to increase over time as our development programs have progressed to later stages of clinical development, which later stages are much more expensive than earlier stages, and as we have continued to add late-stage products in development to our portfolio. Our business model continues to focus on adding to our research and development pipeline through the acquisition of novel branded pharmaceutical products and technologies in later stages of development. Accordingly, we anticipate this category of expense to increase in 2007 but not at the rate experienced in 2006.

Research and development—in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items and in 2006, 2005, and 2004 included the following:

•	A charge equaling $110.0 million during 2006 for our acquisition of in-process research and development associated with our collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future NDAs regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of new formulations of ramipril for us. However, under certain conditions, we may manufacture and supply the formulations of ramipril instead of Arrow. Arrow will earn fees for the manufacture and supply of the new formulations of ramipril. Arrow filed an NDA for a novel formulation of ramipril in January 2006. At the time of our acquisition of this project, its success was dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of these agreements was approximately $3.5 million. The FDA approved the NDA on February 27, 2007. We expect to be in a position to launch the new formulation during the fourth quarter of 2007 or the first quarter of 2008.

•	A charge equaling $153.7 million during 2005 for our acquisition of in-process research and development associated with our strategic alliance with Pain Therapeutics to develop and commercialize Remoxytm and other abuse-deterrent opiod painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Remoxytm is in Phase III of clinical development. If Phase III clinical development is successful, we currently anticipate obtaining FDA approval in 2009. We believe there is a reasonable probability of completing the project successfully. However, the success of the project depends on the outcome of our Phase III clinical trial and the ability to successfully manufacture the product. If the project is not successfully completed, it could have a material effect on our cash flows and results of operations.

•	A charge of $35.0 million during 2005 for our acquisition of in-process research and development due to our co-exclusive license agreement with Mutual Pharmaceutical Company whereby we obtained a license to certain intellectual property relating to metaxalone. The intellectual property licensed to us relates to the potential for improved dosing and administration of metaxalone. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. We are in the process of evaluating a potential new formulation of Skelaxin®. The success of the project will depend on additional in vitro and in vivo work in a clinical setting. The costs and the time-line of the potential project are being evaluated. The in-process research and development is part of the branded pharmaceutical segment.

•	A charge of $16.3 million during 2004 for our acquisition of in-process research and development associated with our entry into a strategic alliance with Palatin to develop and commercialize bremelanotide.

Depreciation and Amortization Expense

Depreciation and amortization expense in 2006 was consistent with 2005. Depreciation and amortization expense in 2006 includes a special item consisting of a $3.0 million charge associated with accelerated depreciation on certain assets including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by the end of 2008.

Depreciation and amortization expense decreased in 2005 from 2004 primarily due to completing our amortization of the purchase price associated with our Skelaxin® patent in the second quarter of 2005. For additional information regarding amortization, including estimated future amortization expense, please see Note 10, “Intangible Assets and Goodwill,” in Part 15(a)(1), “Exhibits and Financial Statement Schedules.”

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $51.0 million in 2006 compared to a net charge totaling $223.6 million during 2005 and $150.9 million during 2004. These other special items included the following:

•	An intangible asset impairment charge in 2006 of $47.8 million, which is primarily related to lower than expected prescription growth for Intal® and Tilade®. An intangible asset impairment charge in 2005 of $221.1 million, which primarily related to a greater than expected decline in prescriptions for Sonata® and an anticipated decline in prescriptions for Corzide®. An intangible asset impairment charge in 2004 of $149.6 million, which primarily related to our decision to discontinue the Sonata® MR development program and a greater than expected decline in prescriptions for Florinef® and Tapazole® due to the availability of generics for these products. These charges were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of these assets at the time the charges were incurred.

•	A restructuring charge of $3.2 million during 2006 for separation payments that primarily arose in connection with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to the Bristol, Tennessee facility by the end of 2008. Restructuring charges of $2.3 million in 2005 due to a decision to reduce our workforce in order to improve efficiencies in our operations. Restructuring charges of $1.9 million and $10.8 million in 2005 and 2004, respectively, primarily as a result of separation agreements with several of our executives, the relocation of our sales and marketing operations from Bristol, Tennessee to New Jersey and our decision to discontinue some relatively insignificant products associated with Meridian Medical Technologies’ business.

•	Income of $1.7 million and $9.5 million in 2005 and 2004, respectively, primarily due to a gain on our divestiture of our Anusol-HC® and Proctocort® product lines and a gain on the termination of our co-promotion and license agreements with Novavax, Inc. regarding Estrasorbtm and the repurchase by Novavax of all of its convertible notes which we held.

As of December 31, 2006, the net intangible assets associated with Synercid® totaled approximately $85.9 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change,we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain generic companies have challenged patents on Altace® and Skelaxin®. For additional information, please see Note 18, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” If a generic version of Altace® or Skelaxin® enters the market, we may have to write-off a portion or all of the intangible assets associated with these products.

Our Rochester, Michigan facility manufactures products for us and various third parties. As of December 31, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding that associated with the Bicillin® production facility, was $63.5 million. Overall production volume at this facility declined in recent years. We are currently transferring to this facility the manufacture of certain products that are currently manufactured by us at other facilities or for us by third parties. These transfers should increase production and cash flow at the Rochester facility. We currently believe that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if we are not successful in transferring additional production to the Rochester facility, we may have to write-off a portion of the property, plant, equipment associated with this facility.

The net book value of some of our manufacturing facilities currently exceeds fair market value. Management currently believes that the long-term assets associated with these facilities are not impaired based on estimated undiscounted future cash flows. However, if we were to approve a plan to sell or close any of the facilities for which the carrying value exceeds fair market value, we would have to write off a portion of the assets or reduce the estimated useful life of the assets which would accelerate depreciation.

NON-OPERATING ITEMS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands)

Interest income	$32,152	$18,175	$5,974
Interest expense	(9,857)	(11,931)	(12,588)
Valuation charge — convertible notes receivable	—	—	(2,887)
Loss on investment	—	(6,182)	(6,520)
Gain on early extinguishment of debt	628	—	—
Other, net	(1,157)	(2,026)	(749)
Income tax expense (benefit)	135,730	61,485	(7,412)
Discontinued operations	367	1,203	(109,666)

Other Income (Expense)

Interest income increased in 2006 compared to 2005, and in 2005 compared to 2004, primarily due to increases in interest rates and higher average balances of cash, cash equivalents and investments in debt securities in 2006 compared to 2005, and in 2005 compared to 2004.

Special items affecting other income (expense) included the following:

•	Income of $0.6 million during 2006 resulting from the early retirement of our 2 3/4% Convertible Debentures due November 15, 2021.

•	Charges of $6.2 million and $6.5 million in 2005 and 2004, respectively, in order to write-down our investment in Novavax common stock to fair value during each of those years. During the third quarter of 2005, we sold our investment in Novavax.

•	A charge of $2.9 million during 2004 to reflect a change in the valuation allowance for the convertible notes receivable from Novavax. Novavax repurchased the convertible notes from us in July 2004.

Income Tax Expense (Benefit)

During 2006, our effective tax rate for continuing operations was 32.0%. This rate differs from the federal statutory rate of 35% primarily due to benefits related to charitable contributions of inventory, tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes. We believe our effective tax rate in 2007 will be higher than the 2006 effective tax rate.

During 2005, our effective income tax rate for continuing operations was 34.5%. This rate differs from the federal statutory rate of 35% primarily due to tax benefits related to charitable contributions of inventory, tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

During 2004, we had an effective income tax benefit rate of 12.8%, which is lower than the federal statutory rate due to the nondeductible Medicaid related charges, state taxes, and the establishment of a valuation allowance against state deferred tax assets related to asset impairments.

Discontinued Operations

During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette®, which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations. Accordingly, all net sales, cost of revenues, selling, general and administrative costs, amortization and other operating costs associated with Prefest® and Nordette® are included in discontinued operations in 2006, 2005 and 2004. Results of discontinued operations during 2006 and 2005 are primarily due to changes in estimated reserves for returns and rebates.

Off Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We do not have any off balance sheet arrangements, except for operating leases in the normal course of business as described in Note 11 “Lease Obligations” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” to our audited consolidated financial statements included in this report and as reflected in the table below.

The following table summarizes contractual obligations and commitments as of December 31, 2006 (in thousands):

	Payment Due by Period
		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Contractual Obligations:
Long-term debt	$400,000	$—	$—	$—	$400,000
Operating leases	103,390	17,786	32,953	32,900	19,751
Unconditional purchase obligations	445,984	238,796	133,477	28,279	45,432
Interest on long-term debt	31,306	5,000	10,000	10,000	6,306

Total	$980,680	$261,582	$176,430	$71,179	$471,489

Our unconditional purchase obligations are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to our branded pharmaceutical products and commitments associated with research and development projects. The above table does not reflect any potential milestone payments in connection with research and development projects or acquisitions.

We have a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement is reflected in the unconditional purchase obligations above. This supply agreement requires us to purchase certain minimum levels of ramipril as long as we maintain market exclusivity on Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. If we are unable to maintain market exclusivity for Altace® in accordance with our current expectations and/or, if our product life cycle management is not successful, we may incur losses in connection with the purchase commitments under the supply agreement. In the event we incur losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon our results of operations and cash flows.

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

Liquidity and Capital Resources

General

We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations, our existing revolving credit facility and funds potentially available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds under various circumstances, which could include a significant acquisition of a business or assets, new product development projects, expansion opportunities, or other factors that may require us to raise additional funds in the future. Our current revolving credit facility expires in April 2007. We cannot assure you that funds will be available to us when needed on favorable terms, or at all.

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed our acquisition of Avinza® on February 26, 2007. Under the terms of the asset purchase agreement we made a $246.3 million payment to Ligand to acquire all the rights to Avinza® in the United States, its territories and Canada. In addition, we paid Ligand for certain product-related liabilities and other expenses totaling $49.1 million and we have assumed all existing product royalty obligations. Of the total cash payment, $15.0 million is set aside in an escrow account to fund potential liabilities under the asset purchase agreement between the companies.

As part of the transaction, we have agreed to pay Ligand an ongoing royalty, to assume payment of Ligand’s royalty obligations to Organon and to assume payment of royalty obligations to other third parties. The royalty we will pay to Ligand consists of a 15% royalty during the first 20 months after the closing date. Subsequent royalty payments to Ligand will be based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are less than $200.0 million the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200.0 million then the royalty payment will be 10% of all net sales up to $250 million, plus 15% of net sales greater than $250.0 million.

In connection with the transaction, we entered into a loan agreement with Ligand for the amount of $37.8 million on October 12, 2006. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. On January 8, 2007, Ligand repaid the principal amount of the loan of $37.8 million and accrued interest of $0.9 million. We forgave the interest on the loan and repaid Ligand the interest of $0.9 million at the time of closing. Accordingly, at December 31, 2006, we have not recognized interest income on the note receivable.

On June 22, 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006, we entered into an amended and restated co-promotion agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®. Effective January 1, 2007, we assumed full responsibility for selling and marketing Altace®. For the full 2006 year, the Wyeth sales force promoted the product with us and Wyeth shared marketing expenses. We have paid or will pay Wyeth a reduced annual fee as follows:

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

On June 27, 2006, we entered into a co-exclusive agreement with Depomed, Inc. (“Depomed”) to commercialize Depomed’s Glumetzatm product. Glumetzatm is a once-daily, extended-release formulation of metformin for the treatment of patients with Type II diabetes that Depomed developed utilizing its proprietary Acuformtm drug delivery technology. Under the terms of the agreement, we assumed responsibility for promoting Glumetzatm in the United States and Puerto Rico, while Depomed has the right to co-promote the product using its own sales force at some point in the future. Depomed will pay us a fee from gross profit, as defined in the agreement, generally net sales less cost of goods sold less a royalty Depomed must pay a third party. Depomed is responsible for the manufacture and distribution of Glumetzatm, while we bear all costs related to the utilization of our sales force for the product. We launched the promotion of Glumetzatm in the third quarter of 2006.

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

On February 12, 2006, we entered into a collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. On February 27, 2007, the FDA approved an NDA arising from this collaboration for an Altace® tablet formulation. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for us. However, under certain conditions we may manufacture and supply new formulations of ramipril.

Upon execution of the agreements, we made an initial payment to Arrow of $35.0 million. During the fourth quarter of 2006, we made an additional payment of $25.0 million to Arrow. Arrow will also receive future payments from us of $50.0 million during 2007. We classified these payments as in-process research and development expense in 2006. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

We entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt will have the non-exclusive right to distribute a generic version of our currently marketed Altace® product in the U.S. market, which would be supplied by us.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 due to the achievement of a certain milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin®”.

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and other abuse-deterrent opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $145.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-deterrent opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance, which could total $100.0 million over four years. After regulatory approval and commercialization of Remoxytm or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

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

Elan Corporation, plc (“Elan”) was working to develop a modified release formulation of Sonata®, which we refer to as Sonata® MR, pursuant to an agreement we had with them which we refer to as the Sonata® MR Development Agreement. In early 2005, we advised Elan that we considered the Sonata® MR Development Agreement terminated for failure to satisfy the target product profile required by us. Elan disputed the termination and initiated an arbitration proceeding. During December of 2006, the arbitration panel reached a decision in favor of Elan and ordered us to pay Elan certain milestone payments and other research and development-related expenses of approximately $49.8 million, plus interest from the date of the decision. In January 2007, we paid Elan $50.1 million, which included interest of $0.4 million.

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

The Settlement Agreements do not resolve any of the previously disclosed civil suits that are pending against us and related individuals and entities discussed in the section “Securities Litigation” below.

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

Securities Litigation

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of our securities against King, our directors, former directors, executive officers, former executive officers, our subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with our underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between us and the Benevolent Fund. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of our securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. We removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. Plaintiffs in these actions unsuccessfully moved to remand these two cases back to

Tennessee state court. These two actions therefore remain part of the consolidated action. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that King, through some of our executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning our business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action also named the underwriters of our November 2001 public offering as defendants. We and other defendants filed motions to dismiss the consolidated amended complaint.

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On January 9, 2007, the court granted final approval of the Settlement Agreement. The Settlement Agreement provides for a settlement amount of $38.3 million.

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 11, 2006, plaintiffs voluntarily dismissed Brian Markison and Elizabeth Greetham. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.

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

We are currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If we were not to prevail in the pending litigation, the outcome of which we cannot predict or reasonably estimate at this time, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Patent Challenges

Certain generic companies have challenged patents on Altace®, Skelaxin®, Sonata® and Adenoscan®. For additional information, please see Note 18 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” If a generic version of Altace®, Skelaxin®, Sonata® or Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Years Ended December 31,
	2006	2005	2004

Net cash provided by operating activities	$465,627	$519,508	$260,907

Our net cash from operations was lower in 2006 than in 2005 primarily due to our payment in 2006 of $129.3 million pursuant to the “Settlement Agreements” described in the section entitled “Settlement of Government Pricing Investigation” above and an increase in our investment in research and development partially offset by an increase in net sales and a lower co-promotion fee rate in 2006. Please see the section entitled “Results of Operations” for a discussion of net sales.

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

The allowance for doubtful accounts was $5.4 million and $12.3 million as of December 31, 2006 and December 31, 2005, respectively. The decline in the allowance for doubtful accounts is primarily driven by the settlement of a past due account in 2006 which was previously fully reserved and improvements in the aging of receivables at December 31, 2006 in comparison to December 31, 2005. As of December 31, 2006 and December 31, 2005, approximately 94% and 89% of aged accounts receivable, respectively, were current. Additionally, after adjusting for the specific identification of certain accounts, the accounts greater than 120 days past due improved from $13.6 million at December 31, 2005 to $7.4 million at December 31, 2006.

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the periods ending 2006, 2005 and 2004:

	2006	2005	2004

Accounts receivable, net of allowance	$(41,746)	$(43,407)	$57,978
Inventories	48,275	46,349	(15,205)
Prepaid expenses and other current assets	(45,796)	(47,544)	(16,161)
Accounts payable	(8,568)	(7,713)	9,197
Accrued expenses and other liabilities	(50,458)	(52,544)	43,566
Income taxes payable	8,479	22,161	(78,708)
Deferred revenue	(6,886)	(9,092)	(9,091)
Other assets	(20,173)	(4,471)	(3,483)
Deferred taxes	(39,010)	(68,047)	(17,083)

Total changes from operating assets and liabilities and deferred taxes	$(155,883)	$(164,308)	$(28,990)

Investing Activities

	For the Years Ended December 31,
	2006	2005	2004

Net cash used in investing activities	$(436,315)	$(683,007)	$(154,071)

Changes in investing activities in 2006 primarily relate to our net investments in debt securities of $395.5 million. We transferred $129.3 million from restricted cash for payments associated with the “Settlement Agreements” noted above in cash flows from operating activities. Additionally we made payments totaling $85.8 million for our collaboration agreement with Arrow and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $45.8 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally, in the fourth quarter of 2006, in connection with our pending acquisition from Ligand of all of Ligand’s assets related to Avinza®, we entered into a Loan Agreement with Ligand pursuant to which we loaned Ligand $37.8 million. The principal amount of the Loan may be used solely for the purpose of paying certain obligations of Ligand to Organon USA Inc., which obligations we assumed as part of the acquisition.

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

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2007 of approximately $66.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, information technology systems and hardware, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Financing Activities

	2006	2005	2004
Net cash provided by financing activities	$54,451	$857	$4,580

During 2006, we issued $400.0 million of 1 1/4% Convertible Senior Notes due April 1, 2026 and repurchased all of our outstanding 2 3/4% Convertible Debentures due November 15, 2021 for $342.7 million.

Certain Indebtedness and Other Matters

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

During the fourth quarter of 2001, we issued $345.0 million of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, we repurchased $165.0 million of the Debentures prior to maturity. On June 2, 2006, we completed a tender offer, repurchasing $175.7 million of the Debentures. On November 20, 2006, we redeemed the remaining Debentures of $4.3 million. On May 16, 2006, the interest rate on the Debentures reset to 3.5%.

We also had available as of December 31, 2006 up to $399.0 million under a five-year senior secured revolving credit facility that we established in April 2002. Our senior secured revolving credit facility matures in April 2007. The facility is collateralized in general by all of our real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under the senior secured revolving credit facility are unconditionally guaranteed on a senior basis by most of our subsidiaries. The senior secured revolving credit facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the senior secured revolving credit facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which are being amortized over five years, the life of the senior secured revolving credit facility. This facility requires us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of December 31, 2006, we were in compliance with these covenants. As of December 31, 2006, we had $1.0 million outstanding for letters of credit under this facility.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of December 31, 2006, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

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

The significant accounting estimates that we believe are important to aid in fully understanding our reported financial results include the following:

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development, if any, and other intangibles using the assistance of valuation consultants. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. However, patents have specific legal lives over which they are amortized. Conversely, trademarks and product rights have no specific legal lives. Trademarks and product rights will continue to be an asset to us after the expiration of the patent, as their economic value is not tied exclusively to the patent. We believe that by establishing separate lives for the patent versus the trademark and product rights, we are in essence using an accelerated method of amortization for the product as a whole. This results in greater amortization in earlier years when the product is under patent protection, as we are amortizing both the patent and the trademark and product rights, and less amortization when the product faces potential generic competition, as the amortization on the patent is eliminated. Because we have no discernible evidence to show a decline in cash flows for trademarks and product rights, or for patents, we use the straight-line method of amortization for both intangibles.

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

The gross carrying amount and accumulated amortization as of December 31, 2006 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value
	(In thousands)

Branded
Altace®	$276,150	$85,224	$190,926
Other Cardiovascular/metabolic	80,770	45,413	35,357

Cardiovascular/metabolic	356,920	130,637	226,283
Intal®	61,726	22,474	39,252
Other Hospital/acute care	188,018	58,337	129,681

Hospital/acute care	249,744	80,811	168,933
Skelaxin®	203,015	48,179	154,836
Sonata®	23,146	23,146	—

Neuroscience	226,161	71,325	154,836
Other	144,674	62,029	82,645

Total Branded	977,499	344,802	632,697
Meridian Medical Technologies	172,464	24,484	147,980
Royalties	2,470	2,124	346
Contract manufacturing	—		—
All other	—	—	—

Total trademark and product rights	$1,152,433	$371,410	$781,023

The amounts for impairments and amortization expense and the amortization period used for the twelve months ended December 31, 2006 and 2005 are as follows:

	Year Ended			Year Ended
	December 31, 2006			December 31, 2005
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	—	$15,010	20	$—	$13,352
Other Cardiovascular/metabolic	—	7,283		43,243	7,672

Cardiovascular/metabolic	—	22,293		43,243	21,024
Intal®	44,466	7,611	11	—	6,047
Other Hospital/acute care	3,376	13,635	—	5,970	9,414

Hospital/acute care	47,842	21,246		5,970	15,461
Skelaxin®		15,548	13.5	—	15,548
Sonata®	—	—	2.5	157,975	9,117

Neuroscience	—	15,548		157,975	24,665
Other	—	8,197		—	7,823

Total Branded	47,842	67,284		207,188	68,973
Meridian Medical Technologies	—	7,284		—	5,165
Royalties	—	42		—	42
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$47,842	$74,610		$207,188	$74,180

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at December 31, 2006
Trademark &
	Patent	Product Rights

Altace®	2 years 4 months	12 years
Skelaxin®	—	10 years
Sonata®	—	—
Intal®	—	7 years

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks, Medicaid, Medicare, and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

Our product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily on historical sales and return rates. We also consider the level of inventory of our products in the distribution channel. We base our estimate of our Medicaid rebate, Medicare rebate and commercial rebate accruals on estimates of usage by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our commercial and regulatory rebate obligations. We base our estimate of our chargeback accrual on our estimates of the level of inventory of our products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based on data provided by our three key wholesalers under inventory management agreements.

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

chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For additional information, please see Note 2, “Summary of Significant Accounting Policies,” in Part 15(a)(1), “Exhibits and Financial Statement Schedules”.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effect of SFAS No. 157 on our financial statements and are planning to adopt this standard in the first quarter of 2008.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions by prescribing a recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of FIN 48 on our financial statements and currently plan to adopt this interpretation in the first quarter of 2007. We believe the adoption of FIN 48 will not have a material effect on our financial statements.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs”, an amendment of Accounting Research Bulletin No. 43. SFAS No. 151 requires certain production overhead costs to be allocated to inventory based upon the normal capacity of the manufacturing facility. When our manufacturing facilities are operating below their normal capacity, unfavorable variances cannot be allocated to inventory and must be expensed in the period in which they are incurred. Normal capacity is not defined as full capacity by SFAS No. 151. SFAS No. 151 instead provides that normal capacity refers to a range of production levels expected to be achieved over a number of periods or seasons under normal circumstances. As of December 31, 2006, we estimate capacity utilization was approximately 20% at the Rochester, Michigan facility, approximately 30% at the Bristol, Tennessee facility, approximately 75% at the St. Petersburg, Florida facility, approximately 75% at the St. Louis, Missouri facility and approximately 100% at the Middleton, Wisconsin facility. We believe all of our operating facilities, except for the Rochester, Michigan facility, are currently operating at levels considered to be “normal capacity” as defined by SFAS No. 151 as these plants have operated at their current levels for a number of periods and are expected to continue to operate within a range of this normal capacity in the foreseeable future. The margins provided by branded pharmaceutical products are such that they allow manufacturers to operate facilities at lower volumes, or at volumes below theoretical capacity. Additionally, lower capacity levels at certain facilities are, at times, due to the complexity and high regulatory standards associated with the pharmaceutical manufacturing process. With respect to our Bristol, Tennessee facility, we anticipate no abnormally higher or lower production levels in the current year and, therefore, have concluded that the projected level of production is within a range of normal capacity and the margins on the branded pharmaceutical products produced at this facility will result in an adequate return on our investment. Consequently, we believe that it is appropriate to use the expected production level to allocate fixed production overhead. The Rochester facility is currently operating at a level below normal capacity primarily due to a decline in contract manufacturing in recent years. The company-owned products manufactured at this facility are not among our higher margin products. In 2003, we began expensing, and continue to expense, a portion of the fixed overhead costs of this facility as period costs in accordance with Accounting Research Bulletin No. 43. Accordingly, the adoption of SFAS No. 151, as of January 1, 2006, did not have an incremental effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (Investment Risk) and the effect of interest rate changes (Interest Rate Risk). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes. At December 31, 2006, 2005 and 2004, we did not hold any derivative financial instruments, other than utility contracts which qualify as normal purchase and sales and derivatives associated with the convertible senior notes. The quantitative and qualitative disclosures about market risk are set forth below.

Interest Rate Risk

The fair market value (“fair value”) of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible debentures is affected by our stock price. The estimated fair value of our total long-term debt at December 31, 2006 was $391.5 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease 1%, the fair value of our long-term debt would increase or decrease by approximately $23.0 million.

Investment Risk

We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2006 and 2005 and for each of the three years ended December 31, 2006, 2005 and 2004 are included under Item 15 and begin on page F-1.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2006.

Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors and Executive Officers of the Registrant, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Item 14 — Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2007 annual meeting of shareholders, which will be filed with the SEC not later than April 30, 2007 (120 days after the end of the fiscal year covered by this report).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Financial Statements

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b) Exhibits

The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number		Description

3	.1(1)	Second Amended and Restated Charter of King Pharmaceuticals, Inc.
3	.2(2)	Amended and Restated Bylaws of King Pharmaceuticals, Inc.
4	.1(2)	Specimen Common Stock Certificate
4	.2(2)	Form of Rights Agreement by and between King Pharmaceuticals, Inc. and The Bank of New York (successor in interest to Union Planters National Bank)
10	.1(3)	Co-Promotion Agreement, dated as of June 22, 2000, between American Home Products Corporation and King Pharmaceuticals, Inc.
10	.2(3)	Asset Purchase Agreement, dated as of June 22, 2000, between American Home Products Corporation and King Pharmaceuticals, Inc.
10	.3(4)	Amended and Restated Co-Promotion Agreement, dated as of July 5, 2006, by and between King Pharmaceuticals, Inc. and Wyeth
10	.4(5)	Indenture, dated as of March 29, 2006, among King Pharmaceuticals, Inc., certain Subsidiary Guarantors and The Bank of New York, as trustee, relating to King’s 1 1/4% Convertible Notes due 2026
10	.5(5)	Registration Rights Agreement dated as of March 29, 2006 between King Pharmaceuticals, Inc., certain Subsidiary Guarantors and the initial purchasers of King’s 1 1/4% Convertible Notes due 2026
10	.6(6)*	1998 King Pharmaceuticals, Inc. Non-Employee Director Stock Option Plan
10	.7(2)*	1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc.
10	.8(6)*	1989 Incentive Stock Option Plan of Jones Medical Industries, Inc.
10	.9(6)*	Jones Medical Industries, Inc. 1994 Incentive Stock Plan
10	.10(6)*	Jones Medical Industries, Inc. 1997 Incentive Stock Plan
10	.11(7)*	King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan
10	.12(8)*	The Medco Research, Inc. 1989 Stock Option and Stock Appreciation Rights Plan, as amended through July 29, 1998
10	.13(9)	Credit Agreement dated as of April 23, 2002, among King Pharmaceuticals, Inc., and the Lenders therein, Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, as Collateral Agent and as Swingline Lender, and Bank of America, NA, J.P. Morgan Securities Inc., and UBS Warburg LLC as Co-Syndication Agents, Wachovia Bank National Association, as Documentation Agent, Credit Suisse First Boston as Sole Lead Arranger and Bookrunner
10	.14(10)*	King Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Plan
10	.15(11)*	Offer Letter to Brian A. Markison, dated July 15, 2004
10	.16(11)	Collaborative Development and Marketing Agreement dated August 12, 2004 by and between Palatin Technologies, Inc. and King Pharmaceuticals, Inc.
10	.17(11)*	Separation and Non-Disclosure Agreement dated July 13, 2004 by and between King Pharmaceuticals, Inc. and Jefferson J. Gregory
10	.18(11)*	Severance and Non-Disclosure Agreement dated May 7, 2004 by and between King Pharmaceuticals, Inc. and Kyle P. Macione
10	.19(12)*	King Pharmaceuticals, Inc. Severance Pay Plan: Tier I (Effective March 15, 2005)
10	.20(13)*	Offer letter to Joseph Squicciarino dated May 25, 2005
10	.21(13)*	Offer letter to Eric J. Bruce dated May 19, 2005
10	.22(13)*	2005 Executive Management Incentive Award
10	.23(13)*	Salary Amendments For Certain Executive Officers
10	.24(13)*	King Pharmaceuticals, Inc. Executive Deferred Compensation Plan
10	.25(14)*	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.26(14)*	Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.27(15)	Settlement Agreement, dated as of October 31, 2005, among the United States of America acting through the entities named therein, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc.
10	.28(15)	Settlement Agreement, dated as of October 31, 2005, among the state of Massachusetts, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc. and general description of the other state settlement agreements

Exhibit
Number		Description

10	.29(15)	Corporate Integrity Agreement, dated as of October 31, 2005, between the Office of Inspector General of the Department of Health and Human Services and King Pharmaceuticals, Inc.
10	.30(16)*	Retirement and Consulting Agreement, dated as of April 1, 2005, and Waiver, Release and Non-Solicitation, Noncompete and Nondisclosure Agreement, dated as of May 12, 2005, by and between King Pharmaceuticals, Inc. and James R. Lattanzi
10	.31(17)*	First Amendment to Retirement and Consulting Agreement, dated as of November 4, 2005, by and between the Company and James R. Lattanzi
10	.32(18)*	King Pharmaceuticals, Inc. Incentive Plan
10	.33(19)*	Compensation Policy for Non-Employee Directors
10	.34(20)*	Waiver, Release and Non-Solicitation, NonCompete and Nondisclosure Agreement, dated as of November 1, 2005, by and between King Pharmaceuticals, Inc. and John A. A. Bellamy
10	.35(20)*	Addendum to the Waiver, Release and Non-Solicitation, Noncompete and Nondisclosure Agreement, dated as of December 20, 2005, by and between King Pharmaceuticals, Inc. and John A. A. Bellamy
10	.36(20)†	Collaboration Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of November 9, 2005
10	.37(20)†	License Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of December 29, 2005
10	.38(20)†	License Agreement, by and between King Pharmaceuticals, Inc. and Mutual Pharmaceutical Company, Inc., dated as of December 6, 2005
10	.39(20)*	Severance letter to John A. A. Bellamy dated October 14, 2005
10	.40(21)*	First Amendment, dated as of March 22, 2006, to the Credit Agreement, dated as of April 23, 2002, among King Pharmaceuticals, Inc., the Lenders and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent
10	.41(22)†	Generic Distribution Agreement by and between King Pharmaceuticals, Inc. and Cobalt Pharmaceuticals, Inc., dated as of February 12, 2006
10	.42(22)†	Product Supply Agreement by and among King Pharmaceuticals, Inc., Selamine Limited, Robin Hood Holdings Limited and Arrow Pharm Malta Limited, dated as of February 12, 2006
10	.43(22)†	Ramipril Application License Agreement by and among King Pharmaceuticals, Inc., Arrow International Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.44(22)†	Ramipril Patent License Agreement by and among King Pharmaceuticals, Inc., Selamine Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.45(22)	Dismissal Agreement by and among King Pharmaceuticals, Inc., Cobalt Pharmaceuticals, Inc. and Aventis Pharma Deutschland GmbH, dated as of February 27, 2006
10	.46(22)†	Amended and Restated U.S. Product Manufacturing Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated as of February 27, 2006
10	.47(22)	First Amendment to the U.S. Product Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC, dated as of February 27, 2006
10	.48(22)*	Form of Long-Term Performance Unit Award Agreement — One Year Performance Cycle
10	.49(22)*	Form of Long-Term Performance Unit Award Agreement — Three Year Performance Cycle
10	.50(23)†	Promotion Agreement, dated June 27, 2006, by and between King Pharmaceuticals, Inc. and Depomed, Inc.
10	.51(23)*	Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.52(24)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006
10	.53(25)	Entry into Loan Agreement between King Pharmaceuticals, Inc. and Ligand Pharmaceuticals Incorporated, dated October 12, 2006
10	.54(26)*	Salary Amendments For Certain Executive Officers
10	.55(27)	Settlement Agreement, dated July 31, 2006, between King Pharmaceuticals, Inc., the Affected Current and Former Officers and Directors and the Plaintiffs in the Consolidated Class Action
10	.56(27)*	Form of Restricted Unit Certificate and Restricted Unit Grant Agreement

Exhibit
Number		Description

10	.57(28)	Amendment No. 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of January 3, 2007, effective as of November 30, 2006
10	.58(28)	Side Letter between King Pharmaceuticals, Inc. and Ligand Pharmaceuticals Incorporated dated December 29, 2006
10	.59(29)*	Salary Amendment For Chief Financial Officer
10	.60(30)*	2006 Executive Management Incentive Award
14	.1(31)	Corporate Code of Conduct and Ethics
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(1)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2006.

(2)	Incorporated by reference to King’s Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.

(3)	Incorporated by reference to King’s Current Report on Form 8-K filed June 30, 2000.

(4)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2006.

(5)	Incorporated by reference to King’s Current Report on Form 8-K filed March 30, 2006.

(6)	Incorporated by reference to King’s Registration Statement on Form S-8 filed September 6, 2000.

(7)	Incorporated by reference to King’s Registration Statement on Form S-8 filed February 26, 1999.

(8)	Incorporated by reference to King’s Registration Statement on Form S-8 filed March 9, 2000.

(9)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 15, 2002.

(10)	Incorporated by reference to King’s Annual Report on Form 10-K for the year ended December 31, 2003.

(11)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed March 21, 2005.

(12)	Incorporated by reference to King’s Current Report on Form 8-K filed March 21, 2005.

(13)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2005.

(14)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2005.

(15)	Incorporated by reference to King’s Current Report on Form 8-K filed November 4, 2005.

(16)	Incorporated by reference to King’s Amendment No. 1 to Quarterly Report on Form 10-Q filed February 15, 2006.

(17)	Incorporated by reference to King’s Amendment No. 2 to Current Report on Form 8-K/A filed February 15, 2006.

(18)	Incorporated by reference to King’s Definitive Proxy Statement, filed April 28, 2005, related to the 2005 annual meeting of shareholders.

(19)	Incorporated by reference to King’s Current Report on Form 8-K filed August 8, 2006.

(20)	Incorporated by reference to King’s Annual Report on Form 10-K filed March 3, 2006.

(21)	Incorporated by reference to King’s Current Report on Form 8-K filed March 28, 2006.

(22)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 10, 2006.

(23)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2006.

(24)	Incorporated by reference to King’s Current Report on Form 8-K filed September 12, 2006.

(25)	Incorporated by reference to King’s Current Report on Form 8-K filed October 18, 2006.

(26)	Incorporated by reference to King’s Current Report on Form 8-K filed November 6, 2006.

(27)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2006.

(28)	Incorporated by reference to King’s Current Report on Form 8-K filed January 5, 2007.

(29)	Incorporated by reference to King’s Current Report on Form 8-K filed January 16, 2007.

(30)	Incorporated by reference to King’s Current Report on Form 8-K filed February 27, 2006.

(31)	Incorporated by reference to King’s Current Report on Form 8-K filed December 8, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
King Pharmaceuticals, Inc.:

We have completed integrated audits of King Pharmaceuticals, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Controls Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 27, 2007

KING PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
as of December 31, 2006 and 2005
(In thousands, except share data)

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$113,777	$30,014
Investments in debt securities	890,185	494,663
Restricted cash	—	130,400
Accounts receivable, net of allowance of $5,437 and $12,280	265,467	223,581
Inventories	215,458	228,063
Deferred income tax assets	81,991	81,777
Prepaid expenses and other current assets	106,595	59,291

Total current assets	1,673,473	1,247,789
Property, plant and equipment, net	307,036	302,474
Goodwill	121,152	121,152
Intangible assets, net	851,391	967,194
Marketable securities	11,578	18,502
Other assets (includes restricted cash of $15,968 and $14,129)	93,347	77,099
Deferred income tax assets	271,554	231,032

Total assets	$3,329,531	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77,158	$84,539
Accrued expenses	510,137	519,620
Income taxes payable	30,501	22,301
Current portion of long term debt	—	345,000

Total current liabilities	617,796	971,460
Long-term debt	400,000	—
Other liabilities	23,129	20,360

Total liabilities	1,040,925	991,820

Commitments and contingencies (Note 18)
Shareholders’ equity:
Preferred stock, 15,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 600,000,000 shares authorized, 243,151,223 and 242,493,416 shares issued and outstanding	1,244,986	1,222,246
Unearned compensation	—	(8,764)
Retained earnings	1,043,902	754,953
Accumulated other comprehensive (loss) income	(282)	4,987

Total shareholders’ equity	2,288,606	1,973,422

Total liabilities and shareholders’ equity	$3,329,531	$2,965,242

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
for the years ended December 31, 2006, 2005 and 2004
(In thousands, except share data)

	2006	2005	2004

Revenues:
Net sales	$1,908,143	$1,694,753	$1,225,890
Royalty revenue	80,357	78,128	78,474

Total revenues	1,988,500	1,772,881	1,304,364

Operating costs and expenses:
Costs of revenues, exclusive of depreciation, amortization and impairments shown below	419,808	322,985	352,938

Selling, general and administrative, exclusive of co-promotion fees	496,215	409,451	409,775
Medicaid related charge	—	—	65,000
Mylan transaction costs	—	3,898	9,062
Co-promotion fees	217,750	223,134	111,604

Total selling, general and administrative	713,965	636,483	595,441

Research and development	143,596	74,015	67,939
Research and development — in process upon acquisition	110,000	188,711	16,300

Total research and development	253,596	262,726	84,239

Depreciation and amortization	147,549	147,049	162,115
Intangible asset impairment	47,842	221,054	149,592
Restructuring charges	3,194	4,180	10,827
Gain on sale of products	—	(1,675)	(9,524)

Total operating costs and expenses	1,585,954	1,592,802	1,345,628

Operating income (loss)	402,546	180,079	(41,264)

Other income (expense):
Interest income	32,152	18,175	5,974
Interest expense	(9,857)	(11,931)	(12,588)
Valuation charge — convertible notes receivable	—	—	(2,887)
Loss on investment	—	(6,182)	(6,520)
Gain on early extinguishment of debt	628	—	—
Other, net	(1,157)	(2,026)	(749)

Total other income (expense)	21,766	(1,964)	(16,770)

Income (loss) from continuing operations before income taxes	424,312	178,115	(58,034)
Income tax expense (benefit)	135,730	61,485	(7,412)

Income (loss) from continuing operations	288,582	116,630	(50,622)
Discontinued operations (Note 26):
Income (loss) from discontinued operations, including loss on impairment	572	1,876	(172,750)
Income tax expense (benefit)	205	673	(63,084)

Total income (loss) from discontinued operations	367	1,203	(109,666)

Net income (loss)	$288,949	$117,833	$(160,288)

Income per common share:
Basic: Income (loss) from continuing operations	$1.19	$0.48	$(0.21)
Income (loss) from discontinued operations	0.00	0.01	(0.45)

Net income (loss)	$1.19	$0.49	$(0.66)

Diluted: Income (loss) from continuing operations	$1.19	$0.48	$(0.21)
Income (loss) from discontinued operations	0.00	0.01	(0.45)

Net income (loss)	$1.19	$0.49	$(0.66)

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2004, 2005 and 2006
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance, January 1, 2004,	241,190,852	$1,205,970	$—	$797,408	$1,113	$2,004,491

Comprehensive income:
Net loss	—	—	—	(160,288)	—	(160,288)
Net unrealized loss on marketable securities, net of tax of $43	—	—	—	—	(132)	(132)
Foreign currency translation			—		42	42

Total comprehensive loss			—			(160,378)

Exercise of stock options	515,731	4,677	—	—	—	4,677

Balance, December 31, 2004	241,706,583	$1,210,647	$—	$637,120	$1,023	$1,848,790

Comprehensive income:
Net income	—	—	—	117,833	—	117,833
Net unrealized gain on marketable securities, net of tax of $2,148	—	—	—	—	4,042	4,042
Foreign currency translation	—	—	—	—	(78)	(78)

Total comprehensive income						121,797

Issuance of stock-based compensation	—	10,742	(10,742)	—	—	—

Unearned compensation amortization	—	—	1,978	—	—	1,978

Issuance of restricted stock awards	690,692	—	—	—	—	—
Exercise of stock options	96,141	857	—	—	—	857

Balance, December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422

Adoption of Statement of Financial Accounting Standard 123(R)		(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	288,949	—	288,949
Net unrealized loss on marketable securities, net of tax of $2,761	—	—	—	—	(5,067)	(5,067)
Foreign currency translation	—	—	—	—	(202)	(202)

Total comprehensive income						283,680

Stock-based compensation expense	—	24,718	—	—	—	24,718

Exercise of stock options	477,228	6,786	—	—	—	6,786
Issuance of share-based compensation	180,579	—	—	—	—	—

Balance, December 31, 2006	243,151,223	$1,244,986	$—	$1,043,902	$(282)	$2,288,606

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004

Cash flows from operating activities of continuing operations:
Net income (loss)	$288,949	$117,833	$(160,288)
(Income) loss from discontinued operations	(367)	(1,203)	109,666
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	147,549	147,049	162,115
Amortization of deferred financing costs	2,874	3,096	3,145
Deferred income taxes	(39,010)	(68,047)	(17,083)
Valuation charge on convertible notes receivable	—	—	2,887
Impairment of intangible assets	47,842	221,054	149,592
In-process research and development charges	110,000	188,711	16,300
Gain on early extinguishment of debt	(628)	—	—
Gain on sale of products	—	(1,675)	(9,524)
Loss on investment	—	6,182	6,520
Other non-cash items, net	573	791	9,484
Stock based compensation	24,718	1,978	—
Changes in operating assets and liabilities:
Accounts receivable	(41,746)	(43,407)	57,978
Inventories	48,275	46,349	(15,205)
Prepaid expenses and other current assets	(45,796)	(47,544)	(16,161)
Other assets	(20,173)	(4,471)	(3,483)
Accounts payable	(8,568)	(7,713)	9,197
Accrued expenses and other liabilities	(50,458)	(52,544)	43,566
Deferred revenue	(6,886)	(9,092)	(9,091)
Income taxes	8,479	22,161	(78,708)

Net cash provided by operating activities of continuing operations	465,627	519,508	260,907

Cash flows from investing activities of continuing operations:
Purchases of investments in debt securities	(1,705,517)	(1,175,159)	(320,849)
Proceeds from maturity and sale of investments in debt securities	1,309,995	829,926	274,344
Transfer from/(to) restricted cash	128,561	(73,629)	(2,331)
Purchases of property, plant and equipment	(45,816)	(53,290)	(55,141)
Acquisition of primary care business of Elan	—	—	(36,000)
Purchases of product rights	(25,795)	—	—
Palatin collaboration agreement	—	(10,000)	(20,000)
Purchases of intangible assets	—	(18,600)	(22,200)
Proceeds from sale of marketable securities	—	6,453	—
Arrow International Limited collaboration agreement	(60,000)	—	—
Pain Therapeutic collaboration agreement	—	(153,711)	—
Mutual cross-license agreement	—	(35,000)	—
Loan to Ligand	(37,750)	—	—
Proceeds from sale of intangible assets	—	—	27,458
Other investing activities	7	3	648

Net cash used in investing activities of continuing operations	(436,315)	(683,007)	(154,071)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	7,338	857	4,677
Excess tax benefits from stock-based compensation	484	—	—
Proceeds from issuance of long-term debt	400,000
Payments on long-term debt	(342,691)	—	(97)
Debt issuance costs	(10,680)	—	—

Net cash provided by financing activities of continuing operations	54,451	857	4,580

Cash flows from discontinued operations:
Net cash provided by operating activities of discontinued operations	—	—	10,185
Net cash provided by investing activities of discontinued operations	—	—	27,927

Increase (decrease) in cash and cash equivalents	83,763	(162,642)	149,528
Cash and cash equivalents, beginning of year	30,014	192,656	43,128

Cash and cash equivalents, end of year	$113,777	$30,014	$192,656

Supplemental disclosure of cash paid for: Interest	$8,200	$10,552	$10,626

Taxes	$163,901	$107,178	$90,365

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	The Company

King Pharmaceuticals, Inc. (“King” or the “Company”) is a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products. Through a national sales force, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians, cardiologists, endocrinologists, psychiatrists, neurologists, pain specialists, sleep specialists, and hospitals across the United States and in Puerto Rico. In addition, the Company receives royalties from the rights to certain products (including Adenoscan®) previously sold.

These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. See Note 4 and Note 9. All intercompany transactions and balances have been eliminated in consolidation.

Discontinued operations in these consolidated financial statements represent the effect of the Prefest® and Nordette® product rights which the Company divested in 2004.

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

Other significant estimates include accruals for Medicaid, Medicare and commercial rebates; returns; and chargebacks; allowances for doubtful accounts; estimates used in applying the revenue recognition policy and accounting for the Co-Promotion Agreement with Wyeth. Reserves for returns; chargebacks; Medicaid, Medicare and commercial rebates each use the estimate of the level of inventory of the Company’s products in the distribution channel at the end of the period. The estimate of the level of inventory of the Company’s products in the distribution channel is based on data provided by our three key wholesalers under inventory management agreements.

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

Intangible Assets and Goodwill.  Intangible assets, which primarily include acquired product rights, trademarks, and patents, are stated at cost, net of accumulated amortization. Amortization is computed over

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated useful lives, ranging from two to forty years, using primarily the straight-line method. Goodwill is not amortized, but is tested for impairment on an annual basis during the first quarter, or more frequently if conditions warrant. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other factors. The Company evaluates the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through the quarterly evaluation of intangibles for impairment. Further, on an annual basis, the Company reviews the life of each intangible asset and makes adjustments as deemed appropriate. The Company reviews its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In evaluating goodwill for impairment, the Company estimates fair value of the Company’s individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, the Company’s amortization policies reflect judgments on the estimated useful lives of assets.

Accruals for rebates, returns, and chargebacks.  The Company establishes accruals for returns; chargebacks; and commercial, Medicare and Medicaid rebate obligations in the same period it recognizes the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, the Company records a reduction to accrued expenses and, at the end of each quarter, adjusts accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargeback and rebates may differ from the Company’s estimates.

The Company’s product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its commercial, Medicare and Medicaid rebate accruals based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and the terms of its commercial Medicare and Medicaid rebate obligations. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based on data provided by our three key wholesalers under inventory management agreements.

The Company’s accruals for returns, chargebacks and rebates are adjusted as appropriate for specific known developments that may result in a change in its product returns or its rebate and chargeback obligations. In the case of product returns, the Company monitors demand levels for its products and the effects of the introduction of competing products and other factors on this demand. When the Company identifies decreases in demand for products or experiences higher than historical rates of returns caused by unexpected discrete events, it further analyzes these products for potential additional supplemental reserves.

Shipping and Handling Costs.  The Company incurred $3,777, $2,148, and $2,127 in 2006, 2005, and 2004, respectively, related to third-party shipping and handling costs classified as selling, general and administrative expenses in the consolidated statements of operations. The Company does not bill customers for such costs.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents.  The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by large domestic banks.

Restricted Cash.  Cash escrowed for a specific purpose is designated as restricted cash.

Investments in Debt Securities.  The Company invests in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. The Company classifies auction rate securities as “Investments in Debt Securities” in the accompanying consolidated balance sheet. As of the years ended December 31, 2006 and 2005, there were no cumulative gross unrealized holding gains or losses on investments in debt securities.

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

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Product samples held for distribution to physicians and other healthcare providers represent approximately 3% of inventory as of December 31, 2006 and 2005. The Company has fixed purchase commitments under supply contracts for certain raw materials. A loss accrual is recorded when the total inventory for a product is projected to be more than the forecasted demand.

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

Litigation.  At various times the Company may have patent, product liability, consumer, commercial, environmental and tax claims asserted against it and may be subjected to litigation with respect to the claims. In addition, the Company may be the subject of government investigations and a party to other legal proceedings that arise from time to time in the ordinary course of business (see Note 18). The Company accrues for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. If the estimated amount of the liability is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within the range is a better estimate than any other amount, the minimum amount in the range is accrued. The Company capitalizes legal costs in the defense of its patents to the extent there is an evident increase in the value of the patent.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments and Derivatives.  The Company does not use financial instruments for trading purposes. On December 31, 2006 and 2005, the Company did not have any interest rate protection agreements or other derivatives outstanding other than utility contracts which qualify as normal purchase and sales and derivatives associated with the Convertible Senior Notes (see Note 13).

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

Research and Development Costs.  Research and development costs consist primarily of services performed by third parties, and are expensed as incurred. This includes costs to acquire in-process research and development projects for products that have not received regulatory approval and do not have an alternative future use. Milestone payments made to third parties in connection with a product in development prior to its regulatory approval are also expensed as incurred. Milestone payments made to third parties with respect to a product on or after its regulatory approval are capitalized and amortized over the remaining useful life of the product. Amounts capitalized for these payments are included in intangible assets.

Deferred Financing Costs.  Financing costs related to the $400,000 convertible senior notes are being amortized over seven years to the first date the debt can be put by the holders to the Company. Financing costs related to the senior secured revolving credit facility are being amortized over five years, the term of the facility. See Note 13 for further discussion.

Insurance.  The Company is self-insured with respect to its healthcare benefit program. The Company pays a fee to a third party to administer the plan. The Company has stop loss coverage on a per employee basis as well as in the aggregate. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

Advertising.  The Company expenses advertising costs as incurred and these costs are classified as selling, general and administrative expenses in the consolidated statements of operations. Advertising costs for the years ended December 31, 2006, 2005, and 2004 were $92,492, $85,044, and $87,821, respectively.

Promotional Fees to Wyeth.  On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006 the Company entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®. Effective January 1, 2007, the Company assumed full responsibility for selling, marketing and promoting Altace®.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Amended Co-Promotion Agreement, the Company will pay Wyeth a reduced annual fee based on net sales of Altace. The annual fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected fee for the year to applicable expected Altace® net sales for the year. See Note 9 for further discussion.

Stock Compensation.  Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of stock-based compensation in net earnings. The Company adopted SFAS No. 123(R) using the modified prospective application transition method and therefore the Company’s prior period consolidated financial statements have not been restated and do not reflect the recognition of stock-based compensation costs. Prior to the Company’s adoption of SFAS No. 123(R), it accounted for stock options under the disclosure-only provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Under the disclosure-only provision of SFAS No. 123, no compensation cost was recognized for stock options granted prior to January 1, 2006. SFAS No. 123(R) applies to options granted or modified on or after January 1, 2006. Additionally, compensation costs for options that were unvested as of January 1, 2006 must be recognized over their remaining service period. See Note 20 for further discussion.

3.	Concentrations of Credit Risk

A significant portion of the Company’s sales is to wholesaler customers in the pharmaceutical industry. The Company monitors the extension of credit to wholesaler customers and has not experienced significant credit losses. The following table represents the relative percentage of accounts receivable from significant wholesaler customers compared to net accounts receivable:

	2006	2005

Customer A	32%	31%
Customer B	28%	21%
Customer C	10%	15%

The following table represents a summary of sales to significant wholesaler customers as a percentage of the Company’s gross sales, including revenues from discontinued operations:

	2006	2005	2004

Customer A	32%	27%	25%
Customer B	29%	28%	28%
Customer C	13%	14%	15%

4.	Marketable Securities

The Company’s investments in marketable securities as of the years ended December 31, 2006 and 2005, consisted of holdings in Palatin Technologies, Inc. common stock as summarized in the following table:

	December 31,	2005	2005	December 31,	December 31,	2006	2006	December 31,
	2005	Gross	Gross	2005	2006	Gross	Gross	2006
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value

Palatin common stock	$12,242	$6,260	—	$18,502	$12,242	—	$664	$11,578

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). While the Company has or has had interests in Novavax and Palatin, the Company is not considered the primary beneficiary of these entities. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of those entities into the Company’s consolidated financial statements.

5.	Change in Estimate

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

During the third quarter of 2005, the Company’s actual returns of branded pharmaceutical products continued to decrease significantly compared to actual returns during the quarterly periods in 2004 and the first quarter of 2005. Additionally, based on data received pursuant to the Company’s inventory management agreements with its key wholesale customers, the Company continued to experience normalized wholesale inventory levels of its branded pharmaceutical products during the third quarter of 2005. Accordingly, the Company believed that the rate of returns experienced during the second and third quarters of 2005 was more indicative of what it should expect in future quarters and adjusted its reserve for returns accordingly. This change in estimate resulted in a decrease of approximately $15,000 in the reserve for returns in the third quarter of 2005 and a corresponding increase in net sales from branded pharmaceutical products, excluding the adjustment to sales classified as discontinued operations. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the third quarter of 2005 increased by approximately $5,000. The effect of the change in estimate on third quarter 2005 operating income was, therefore, approximately $10,000.

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

As a result of the Company’s previously disclosed determination that it underpaid amounts due to Medicaid and other government pricing programs from 1998 through 2002, as further discussed in Note 18, the Company refined its calculation of the Average Manufacturer’s Price (“AMP”) and Best Price in compliance with federal laws and regulations. During the third quarter of 2005, the Company began reporting to the Centers for Medicare and Medicaid Services using the refined calculation for computing AMP and Best Price. In addition, during the third quarter of 2005, the Company recalculated rebates due with respect to prior

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarters utilizing the refined AMP and Best Price calculations. As a result of this updated information, during the third quarter of 2005, the Company decreased its reserve for estimated Medicaid and other government pricing program obligations and increased net sales from branded pharmaceutical products by approximately $21,000, approximately $8,000 of which related to prior years. This does not include the adjustment to sales classified as discontinued operations. As a result of the increase in net sales, the co-promotion expense related to net sales of Altace® increased by approximately $6,000, approximately $4,000 of which related to prior years. The effect of this change in estimate on operating income was, therefore, approximately $15,000, approximately $4,000 of which related to prior years.

During the third quarter of 2006, the Company reduced its rebate expense and increased net sales from branded pharmaceutical products by approximately $9,300 due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

6.	Receivables

Receivables, net of allowance for doubtful accounts, consist of the following:

	2006	2005

Trade	$242,522	$204,355
Royalty	20,444	18,540
Other	2,501	686

Total Receivables	$265,467	$223,581

7.	Inventory

Inventory consists of the following:

	2006	2005

Raw materials	$141,227	$150,979
Work-in process	21,857	14,955
Finished goods (including $6,813 and $6,728 of sample inventory, respectively)	65,967	91,695

	229,051	257,629
Less inventory valuation allowance	(13,593)	(29,566)

	$215,458	$228,063

During 2006, the Company discontinued its Lorabid® product. At the time of the discontinuation of the product, the Company donated inventory of approximately $10,700 which had been previously fully reserved. The discontinuation and donation of the product reduced the Company’s finished goods inventory and the inventory valuation allowance during 2006 and had no impact on the accompanying Consolidated Statements of Income (Loss).

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2006	2005

Land	$15,855	$15,730
Buildings and improvements	136,167	120,221
Machinery and equipment	270,373	226,859
Capital projects in progress	46,542	62,942

	468,937	425,752
Less accumulated depreciation	(161,901)	(123,278)

	$307,036	$302,474

Included in net property, plant and equipment as of December 31, 2006 and 2005 are computer software costs of $18,582 and $20,536, respectively.

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $41,785, $30,736 and $31,957, respectively, which includes, $6,815, $7,845, and $6,688, respectively, related to computer software.

The Company’s Rochester, Michigan facility manufactures products for the Company and various third-parties. As of December 31, 2006, the net carrying value of the property, plant and equipment at the Rochester facility, excluding the net carrying value associated with the Bicillin® production facility, was $63,525. Overall production volume at this facility declined in recent years. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if the Company is not successful in transferring additional production to the Rochester facility, the Company may have to write-off a portion of the property, plant, and equipment associated with this facility.

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

During 2006, the Company decided to proceed with the implementation of its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility by the end of 2008. The Company believes that the assets associated with the St. Petersburg facility are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, during 2006, the Company shortened the estimated useful lives of assets at the St. Petersburg facility and therefore accelerated the depreciation of these assets. For additional discussion, please see Note 24, “Restructuring Activities.”

9.	Acquisitions, Dispositions, Co-Promotions and Alliances

On September 6, 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s product

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007. Under the terms of the asset purchase agreement the Company made a $246,313 payment to Ligand to acquire all the rights to Avinza® in the United States, its territories and Canada. In addition, the Company paid Ligand for certain product-related liabilities and other expenses totaling $49,087 and has assumed all existing product royalty obligations. Of the total cash payment, $15,000 is set aside in an escrow account to fund potential liabilities under the asset purchase agreement between the companies.

As part of the transaction, the Company has agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. The royalty the Company will pay to Ligand consists of a 15% royalty during the first 20 months after the closing date. Subsequent royalty payments to Ligand will be based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are less than $200,000 the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200,000 then the royalty payment will be 10% of all net sales up to $250,000, plus 15% of net sales greater than $250,000.

In connection with the transaction, on October 12, 2006, the Company entered into a loan agreement with Ligand for the amount of $37,750. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. On January 8, 2007, Ligand repaid the principal amount of the loan of $37,750 and accrued interest of $883. The Company forgave the interest on the loan and repaid Ligand at the time of closing. Accordingly, at December 31, 2006, the Company has not recognized interest income on the note receivable.

On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006 the Company entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®. Effective January 1, 2007, the Company assumed full responsibility for selling and marketing Altace®. For the full 2006 year, the Wyeth sales force co-promoted the product with King and Wyeth shared in the marketing expenses. Under the Amended Co-Promotion Agreement, the Company will pay Wyeth a reduced annual fee as follows:

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 12, 2006, the Company entered into a collaboration with Arrow International Limited and certain of its affiliates, excluding Cobalt Pharmaceuticals, Inc. (collectively, “Arrow”), to commercialize one or more novel formulations of ramipril, the active ingredient in the Company’s Altace® product. Under a series of agreements, Arrow has granted King rights to certain current and future New Drug Applications regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for King. However, under certain conditions King may manufacture and supply the formulations of ramipril.

Upon execution of the agreements, King made an initial payment to Arrow of $35,000. During the fourth quarter of 2006, the Company made an additional payment of $25,000 to Arrow. Arrow will also receive future payments from King of $50,000 during 2007. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

In connection with the agreement with Arrow, the Company recognized the above payments and future payments of $110,000 as in-process research and development expense during 2006. This amount was expensed as the in-process research and development project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded pharmaceutical segment. This project includes a New Drug Application (“NDA”) filed by Arrow for a novel formulation of ramipril in January 2006. At the time of the acquisition, the success of the project was dependent on additional development activities and FDA approval. The estimated costs to complete the project at the execution of the agreement was approximately $3,500. The FDA approved the NDA on February 27, 2007. The Company expects to be in a position to launch the new formulation during the fourth quarter of 2007 or the first quarter of 2008.

On February 12, 2006, the Company entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt has the non-exclusive right to distribute a generic formulation of the Company’s currently marketed Altace® product in the U.S. market, which generic product would be supplied by King.

On December 6, 2005, the Company entered into a co-exclusive license agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. The intellectual property licensed to King relates to the potential for improved dosing and administration of metaxalone. The Company paid Mutual an upfront payment of $35,000 and began paying royalties on net sales of products containing metaxalone January 1, 2006. This royalty increased in the fourth

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter of 2006 due to the achievement of a certain milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future.

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

During the fourth quarter of 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize Remoxytm and other abuse-deterrent opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. The Company paid $150,000 on entry into the strategic alliance plus acquisition costs of approximately $3,700 and made a milestone payment of $5,000 in July 2006. In addition, the Company could make additional milestone payments of up to $145,000 in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-deterrent opioid products. This includes a $15,000 cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15,000 upon its approval. The Company is responsible for all research and development expenses related to this alliance, which could total $100,000. After regulatory approval and commercialization of Remoxytm or other abuse-deterrent opioid products developed through this alliance, the Company will pay a royalty of 15% of cumulative net sales up to $1,000,000 and 20% of cumulative net sales over $1,000,000. King is also responsible for the payment of third-party royalty obligations of Pain Therapeutics related to products developed under this collaboration. The Company determined Pain Therapeutics is a variable interest entity, but the Company is not considered to be the primary beneficiary of this entity. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of this entity into the Company’s consolidated financial statements.

In connection with the strategic alliance with Pain Therapeutics, the initial collaboration fee and acquisition costs of $153,711 were classified as in-process research and development in the accompanying financial statements. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Remoxytm is in Phase III of clinical development. If Phase III of clinical development is successful, the Company currently anticipates obtaining FDA approval in 2009. The Company believes there is a reasonable probability of completing the project successfully. However, the success of the project depends on the outcome of Phase III of clinical development and the ability to successfully manufacture the product. If the project is not successfully completed, it could have a material effect on our cash flows and results of operations. The in-process research and development is part of the branded pharmaceutical segment.

On November 22, 2004, the Company sold all of its rights in Prefest® for approximately $15,000. On December 23, 2004, the Company sold all of its rights in Nordette® for approximately $12,000. See Note 26 for additional information related to Prefest® and Nordette®.

On August 12, 2004, the Company entered into a collaborative agreement with Palatin to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide for the treatment of male and female sexual dysfunction for $20,000 plus acquisition costs of $498. Pursuant to the terms of the agreement, Palatin has granted King a co-exclusive license with Palatin to bremelanotide in North America and an exclusive right to collaborate in the licensing or sublicensing of bremelanotide with Palatin outside North America. At the time of closing King received 1,176,125 shares of Palatin common stock and 235,225 warrants for the right to purchase Palatin common stock. Of the total purchase price, $3,093 was allocated to

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the common stock, $260 was allocated to the warrants, and the remaining $17,145 was allocated to in-process research and development. During the third quarter of 2005, King invested an additional $10,000 in Palatin under the terms of this collaboration agreement. King received 4,499,336 shares of common stock and 719,894 warrants for the right to purchase Palatin Technologies, Inc. common stock. Of the total investment, $9,149 was allocated to the common stock and $851 was allocated to the warrants. In addition to the initial purchase price and the investment during 2005, King may pay additional potential milestone payments to Palatin of up to $90,000 for achieving certain development and regulatory approval targets. A portion of these milestone payments could consist of additional equity investments in Palatin. After regulatory approval and commercialization of bremelanotide, King may also pay potential milestone payments to Palatin of up to $130,000 upon achieving specified annual North American net sales thresholds. King and Palatin will share all collaboration development and marketing costs associated with and collaboration net profits derived from bremelanotide based upon an agreed percentage.

On July 19, 2004, the Company and Novavax, Inc. (“Novavax”) mutually agreed to end their co-promotion and license agreements regarding Estrasorbtm. As part of this transaction, Novavax reacquired all rights to Estrasorbtm as well as all rights to other women’s health products that Novavax may successfully develop utilizing its micellar nanoparticle technology. Additionally, Novavax repurchased all of its convertible notes held by King, acquired a portion of King’s women’s health field sales force, and received approximately $8,000 from the Company to provide support for marketing and promotion. In return, Novavax paid King $22,000 and issued approximately 3,775,610 shares of Novavax common stock to King. This transaction resulted in a net gain in the amount of $4,021 during the third quarter of 2004. As a result of this transaction, King owned approximately 4,100,931 shares of common stock of Novavax that the Company accounted for as available for sale securities. As of September 30, 2004, March 31, 2005 and June 30, 2005, the Company determined the decline in fair value of the Company’s equity interest in Novavax was other than temporary and recorded charges of $6,520, $6,853 and $369, respectively, which is reflected in loss on investment in the accompanying consolidated financial statements. During the third quarter of 2005, the Company sold its equity interest in Novavax resulting in a gain on the sale of $1,040.

During 2000, 2001 and 2002, the Company acquired convertible senior notes of $40,000 from Novavax. The Company sold all of its Novavax convertible notes to Novavax on July 19, 2004. During 2004, the Company increased a valuation allowance on the convertible senior notes by $2,887. The Company determined the amount of the valuation allowance by reference to the June 30, 2004 quoted market price of the Novavax common stock.

On June 30, 2004, the Company sold the Anusol-HC® and Proctocort® product lines to Salix Pharmaceuticals, Inc. (“Salix”) for $13,000. In addition, the Company sold inventory of Anusol-HC® and Proctocort® to Salix for $337. The assets sold included related product assets, intangible property, advertising and promotional materials, and labeling and packaging materials. As part of the transaction, the Company agreed to contract manufacture the Anusol-HC® and Proctocort® product lines for approximately two years after the closing. The Company recorded a $4,715 gain on the sale of the Anusol-HC® and Proctocort® product lines, which is included in the gain on sale of products in the accompanying consolidated financial statements.

On June 12, 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force. In connection with this acquisition, $163,416 was placed into escrow to satisfy the deferred obligations to Wyeth that were assumed by the Company in connection with the acquisition. Since the Company was entitled to the interest income and can direct investments of the escrow fund, the Company included the escrow amount in current restricted cash and other long-term assets as restricted cash. The $163,416 placed into escrow was included in the purchase price as liabilities acquired. These deferred

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obligations were payable on a quarterly basis through March 2005. During 2005 and 2004, the deferred obligation paid to Wyeth from funds in escrow was $29,605 and $66,060, respectively.

On December 30, 2002, the Company acquired the exclusive rights to Synercid® from Sanofi-Aventis. As additional consideration to Sanofi-Aventis for Synercid®, the Company agreed to potential milestone payments totaling $75,000. On December 31, 2005, December 31, 2004, and December 31, 2003, the Company paid Sanofi-Aventis milestone payments of $18,600, $21,200, and $10,300, respectively, for the continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. The remaining $25,000 milestone is payable to Sanofi-Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or King will pay Sanofi-Aventis a one-time payment of $5,000 the first time during any twelve-month period net sales of Synercid® exceed $60,000, and a one-time payment of $20,000 the first time during any twelve-month period net sales of Synercid® exceed $75,000.

10.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,152,433	$371,410	$1,174,028	$296,801
Patents	272,833	202,873	261,277	171,976
Other intangibles	9,459	9,051	9,459	8,793

Total intangible assets	$1,434,725	$583,334	$1,444,764	$477,570

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $105,764, $116,313 and $130,158, respectively. Estimated annual amortization expense for intangible assets owned by the Company at December 31, 2006 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31,	Amount

2007	$88,062
2008	85,402
2009	74,716
2010	69,574
2011	69,574

Note that the above table does not include amortization for the Avinza® product because the Company acquired this product in 2007.

Prescriptions for Intal® and Tilade® have not met expectations. As a result, the Company lowered its future sales forecast for these products in the fourth quarter of 2006 and decreased the estimated remaining useful life of the products, which decreased the estimated undiscounted future cash flows associated with the Intal® and Tilade® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $47,563 during the fourth quarter of 2006 to adjust the carrying value of Intal® and Tilade® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Intal® and Tilade® based on estimated discounted future cash flows. Intal® and Tilade® are included in the Company’s branded pharmaceuticals reporting segment.

New competitors to Sonata® entered the market during 2005. Prescriptions for Sonata® have not met expectations. As a result, the Company lowered its future sales forecast for this product in both the second and

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As a result of a continuing decline in end-user demand for Synercid® outside of the United States, the Company determined the estimated undiscounted future cash flows associated with sales of this product outside of the United States were at a level below their carrying value of the Synercid® intangible assets that are assigned to the markets for this drug outside of the United States. Accordingly, the Company recorded an intangible asset impairment charge of $8,306 during the fourth quarter of 2005 to adjust the carrying value of these Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with the markets for Synercid® outside the United States based on their estimated discounted future cash flows. Synercid® is included in the Company’s branded pharmaceuticals reporting segment.

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

The Company reviewed the Lorabid® intangible assets for impairment under SFAS No. 144. Based on that review, the Company determined that the Lorabid® intangible assets were impaired and recorded an impairment charge of $4,400 in the third quarter of 2004 to write down the assets to their estimated fair value. Lorabid® is included in the Company’s branded pharmaceutical reporting segment.

During the third quarter of 2004, the Company incurred intangible asset impairment charges totaling $10,711, that were related to certain of the Company’s smallest branded pharmaceutical products. The

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairment charges related to the branded pharmaceutical products were primarily the result of declining prescriptions. All of the affected intangible assets were part of the branded pharmaceuticals segment.

Demand for some of the Company’s non-key products, including but not limited to Synercid®, declined over the past year at a rate which triggered a review of the intangible assets associated with these products. As of December 31, 2006, the net intangible assets associated with Synercid® totals approximately $85,868. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if demand for the products associated with these intangible assets declines below current expectations, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at December 31, 2006, 2005 and 2004 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at December 31, 2006	$12,742	$108,410	$121,152

Goodwill at December 31, 2005	$12,742	$108,410	$121,152

Goodwill at December 31, 2004	$12,742	$108,410	$121,152

11.	Lease Obligations

The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to five years. Estimated future minimum lease payments as of December 31, 2006 for leases with initial or remaining terms in excess of one year are as follows:

2007	$17,786
2008	16,470
2009	16,483
2010	16,231
2011	16,669
Thereafter	19,751

Lease expense for the years ended December 31, 2006, 2005 and 2004 was approximately $12,610, $12,085 and $12,982, respectively.

12.	Accrued Expenses

Accrued expenses consist of the following:

	2006	2005

Rebates (see Note 18)	$105,620	$172,740
Accrued co-promotion fees	60,191	78,772
Elan settlement (see Note 18)	50,128	—
Arrow accrual (see Note 9)	50,000	—
Product returns	42,001	50,902
Chargebacks	13,939	13,153
Medicaid settlement	28	65,000
Other	188,230	139,053

	$510,137	$519,620

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Long-Term Debt

Long-term debt consists of the following:

	2006	2005

Convertible senior notes(a)	$400,000	$—
Convertible debentures(b)	—	345,000
Senior secured revolving credit facility(c)	—	—

Total long-term debt	400,000	345,000

Less current portion	—	345,000

Long-term portion	$400,000	$—

(a)	During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s domestic subsidiaries on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

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

In connection with the issuance of the Notes, the Company incurred approximately $10,680 of deferred financing costs that are being amortized over seven years.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	During the fourth quarter of 2001, the Company issued $345,000 of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, the Company repurchased $165,000 of the Debentures prior to maturity for $163,350, resulting in a gain of $1,650. In addition, the Company wrote off deferred financing costs of $628 relating to the repurchased Debentures. On June 2, 2006, the Company completed a tender offer, repurchasing $175,743 of the Debentures at a purchase price of $175,084, resulting in a gain of $659. In addition, the Company wrote off financing costs of $1,053 relating to the repurchased Debentures. On May 16, 2006, the interest rate on the Debentures was reset to 3.5%. On November 20, 2006 the Company redeemed the remaining Debentures of $4,257 at a price of 100% of the principal amount plus accrued interest.

(c)	On April 23, 2002, the Company established a $400,000 five-year Senior Secured Revolving Credit Facility which matures in April 2007. The facility has been collateralized in general by all real estate with a value of $5,000 or more and all personal property of the Company and its significant subsidiaries. The Company’s obligations under the Senior Secured Revolving Credit Facility are unconditionally guaranteed on a senior basis by significant subsidiaries. The Senior Secured Revolving Credit Facility accrues interest at the Company’s option, at either (a) the base rate (which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%) plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the Senior Secured Revolving Credit Facility are entitled to customary facility fees based on (a) unused commitments under the Senior Secured Revolving Credit Facility and (b) letters of credit outstanding. As of December 31, 2006, the Company had $1,043 of letters of credit outstanding under this facility.

To establish the Senior Secured Revolving Credit Facility, the Company incurred $5,067 of deferred financing costs that are being amortized over five years, the life of the Senior Secured Revolving Credit Facility.

The Senior Secured Revolving Credit Facility requires the Company to maintain a minimum net worth of no less than $1.2 billion plus 50% of the Company’s consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income is negative; an EBITDA to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of December 31, 2006, the Company has complied with these covenants.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense related to deferred financing costs was $2,874, $3,096 and $3,145 for 2006, 2005 and 2004, respectively, and is included in interest expense.

For the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest of approximately $1,243, $1,720, and $1,185, respectively, related to construction in process.

Accrued interest as of December 31, 2006 and 2005 was $1,236 and $1,212, respectively.

14.	Other Liabilities

Other liabilities consist of the following:

	2006	2005

Deferred revenue from co-promotion revenue fees	$14,038	$16,512
Non-qualified deferred compensation	2,392	338
Other	6,699	3,510

	$23,129	$20,360

15.	Financial Instruments

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

Long-Term Debt.  The fair value of the Company’s long-term debt, including the current portion, at December 31, 2006 and 2005 is estimated to be approximately $391,496 and $336,592, respectively, using quoted market price.

16.	Income Taxes

The net income tax expense (benefit) from continuing operations is summarized as follows:

	2006	2005	2004

Current
Federal	$169,130	$124,799	$3,152
State	4,575	5,076	6,540

Total current	$173,705	$129,875	$9,692

Deferred
Federal	$(36,281)	$(72,458)	$(17,780)
State	(1,694)	4,068	676

Total deferred	$(37,975)	$(68,390)	$(17,104)

Total expense (benefit)	$135,730	$61,485	$(7,412)

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income from continuing operations before income taxes is as follows:

	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.7	5.1	(12.4)
Charitable donations	(0.9)	(5.4)	25.4
Domestic Manufacturing Deduction	(1.2)	(1.6)	—
Tax-exempt interest income	(2.0)	(2.2)	0.8
Fines and penalties	—	—	(39.3)
Other	0.4	3.6	3.3

Effective tax rate	32.0%	34.5%	12.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2006	2005

Accrued expenses and reserves	$83,723	$82,837
Net operating losses	3,048	3,340
Intangible assets	275,798	262,227
Charitable contribution carryover	22,274	35,210
Other	10,596	2,701

Total deferred tax assets	395,439	386,315
Valuation allowance	(8,085)	(9,214)

Net deferred tax assets	387,354	377,101

Property, plant and equipment	(26,755)	(33,538)
Other	(7,054)	(30,754)

Total deferred tax liabilities	(33,809)	(64,292)

Net deferred tax asset	$353,545	$312,809

The Company has $3,103 of foreign operating and capital loss carryforwards which may be carried forward indefinitely; a valuation allowance has been provided as it is more likely than not that the deferred tax assets relating to those loss carryforwards will not be fully realized. The Company also has state net operating loss carryforwards of $68,828, which will expire between 2012 and 2020. Additionally, a valuation allowance has been provided against certain state deferred tax assets where it is more likely than not that the deferred tax asset will not be fully realized.

17.	Benefit Plans

The Company sponsors a defined contribution employee retirement savings 401(k) plan that covers all employees over 21 years of age. The plan allows for employees’ contributions, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 2006, 2005 and 2004 were $5,904, $4,953, and $4,858, respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary profit-sharing contributions during the years ended December 31, 2006, 2005 and 2004.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Fen/Phen Litigation

Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. Claims include product liability, breach of warranty, misrepresentation and negligence. The actions have been filed in various state and federal jurisdictions throughout the United States. A multi-district litigation (“MDL”) court has been established in Philadelphia, Pennsylvania, In re Fen-Phen Litigation. The plaintiffs seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested these products.

The Company’s wholly-owned subsidiary, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), is a defendant in approximately 115 multi-plaintiff (1,536 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma, Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones has filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

King Research and Development denies any liability incident to Jones’ distribution and sale of Obenix® or Jones’ generic phentermine product. King Research and Development’s insurance carriers are currently defending King Research and Development in these lawsuits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. As a result of these settlements, King Research and Development has routinely received voluntarily dismissals without the payment of settlement proceeds. In the event that King Research and Development’s insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to assume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has given its product liability insurance carrier proper notice of all of these matters and defense counsel is vigorously defending the Company’s interests. The Company has filed motions to dismiss based on the Federal Vaccine Act and lack of product identification. The Company was voluntarily dismissed in Mississippi due, among other things, to lack of product identification in the plaintiffs’ complaints. The Company was voluntarily dismissed in both cases filed in Chicago, Illinois. The California Proposition 65 claims were dismissed in the California Trial Court. This dismissal was affirmed in the California Court of Appeals and no further appeals were filed. Subsequent Proposition 65 claims were dismissed. The remaining California claims have been stayed pending compliance with the processes and procedures of the Federal Vaccine Act. Management believes that the claims against the Company are without merit and the Company intends to defend these lawsuits vigorously, but the Company is unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 21 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous pharmaceutical companies have also been sued. The Company was sued by approximately 800 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 21 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court (“MDL”) has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendant except Wyeth. The first five trials against Wyeth have resulted in one mistrial for juror misconduct, two verdicts for Wyeth in the MDL and two plantiffs’ verdicts for $1,500 and $3,000 in Philadelphia State Court. The Company does not expect to have any trials set in 2007. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims.

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

Since the filing of the New York City case, forty seven New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts. Motions to remand were filed in Erie, Oswego and Schenectady after they were removed from the New York State Courts. The allegations in all of these cases are virtually the same as the allegations in the New York City case. Motions to dismiss have been filed by all defendants in all New York City and County cases pending in the MDL except for Oswego and Schenectady. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. The MDL Court has not ruled on any of the motions to dismiss or motions to remand pending in the remaining cases.

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

In October 2005, the State of Mississippi filed a lawsuit in State Court against the Company, Monarch and eighty-four other defendants and alleged fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs (“WACs”) of their products. A Motion to Dismiss the criminal statute counts and a Motion For More Definite Statement were granted. Mississippi was required to file an amended complaint and in doing so dismissed the Company and Monarch from the lawsuit without prejudice. These claims could be refiled.

A co-defendant removed the Alabama and Mississippi cases to Federal Court on October 11, 2006. The Alabama case was remanded to state court on November 2, 2006. These two cases are in early stages of discovery. The relief sought in both of these cases is similar to the relief sought in the New York City lawsuit. The Company does not expect any trials to be set in 2007. The Company intends to defend all of the AWP lawsuits vigorously but is currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

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

In addition to the Settlement Agreements, on October 31, 2005, the Company entered into a five-year corporate integrity agreement with HHS/OIG (the “Corporate Integrity Agreement”) pursuant to which the Company is required, among other things, to keep in place the Company’s current compliance program, to provide periodic reports to HHS/OIG and to submit to audits relating to the Company’s Medicaid rebate calculations.

The previously disclosed claim seeking damages from the Company because of alleged retaliatory actions against the relator was dismissed with prejudice on January 31, 2006.

The Settlement Agreements do not resolve any of the previously disclosed civil suits that are pending against the Company and related individuals and entities discussed in the section “Securities Litigation” below.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to cooperate with the SEC’s ongoing investigation. Based on all information currently available to it, the Company does not anticipate that the results of the SEC’s ongoing investigation will have a material adverse effect on King, including by virtue of any obligations to indemnify current or former officers and directors.

Securities Litigation

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between the Company and the Benevolent Fund, a nonprofit organization affiliated with certain former members of the Company’s senior management. These 22 complaints have been consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of the Company’s securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee state court. The Company removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The district court has appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that King, through some of its executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning its business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action also named the underwriters of King’s November 2001 public offering as defendants. The Company and other defendants filed motions to dismiss the consolidated amended complaint.

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On January 9, 2007, the Court granted final approval of the Settlement Agreement. The Settlement Agreement provides for a settlement amount of $38,250.

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated, and on October 11, 2006, plaintiffs voluntarily dismissed claims against Brian Markison and Elizabeth Greetham. Discovery with respect to the remaining claims in the case has commenced. No trial date has been set.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of 2006, the Company recorded an anticipated insurance recovery of legal fees in the amount of $6,750 for the class action and derivative suits described above. In November of 2006, the Company received payment for the recovery of these legal fees.

The Company is currently unable to predict the outcome or reasonably estimate the range of potential loss, if any, except as noted above, in the pending litigation. If the Company were not to prevail in the pending litigation, which it cannot predict or reasonably estimate at this time, its business, financial condition, results of operations and cash flows could be materially adversely affected.

Other Legal Proceedings

Elan Corporation, plc (“Elan”) was working to develop a modified release formulation of Sonata®, which the Company refers to as Sonata® MR, pursuant to an agreement the Company had with Elan which the Company refers to as the Sonata® MR Development Agreement. In early 2005, the Company advised Elan that it considered the Sonata® MR Development Agreement terminated for failure to satisfy the target product profile required by the Company. Elan disputed the termination and initiated an arbitration proceeding. During December of 2006, the arbitration panel reached a decision in favor of Elan and ordered the Company to pay Elan certain milestone payments and other research and development related expenses of approximately $49,800, plus interest from the date of the decision. The Company recorded approximately $45,100 in 2006 and had previously recorded $5,000 in 2004, related to this arbitration. These charges were classified in selling, general and administrative expenses in the accompanying Consolidated Statements of Income (Loss). In January 2007, the Company paid Elan approximately $50,100, which included interest of approximately $300.

Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): United States Patent No. 5,061,722 (the “722 patent”), a composition of matter patent and United States Patent No. 5,403,856 (the “856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce its rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30-month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the court granted Cobalt summary judgment of

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-infringement of the ‘856 patent. The court’s decision does not affect Cobalt’s infringement of the ‘722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal.

The Company has received a request for information from the U.S. Federal Trade Commission (“FTC”) in connection with the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984. The Company is cooperating with the FTC in this investigation.

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. In July 2005, the Company filed civil actions for infringement of the ‘722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Lupin provides the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. On June 5, 2006, the Court granted King summary judgment and found Lupin to infringe the ‘722 patent. On June 14, 2006, during the trial, the Court dismissed Lupin’s unenforceability claims as a matter of law, finding the ‘722 patent enforceable. On July 18, 2006, the Court upheld the validity of the ‘722 patent. Lupin filed a notice of appeal on July 19, 2006. Pursuant to the current schedule, an appellate briefing will be completed by March 12, 2007.

The Company intends to vigorously enforce its rights under the ‘722 and ‘856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2006, the Company had net intangible assets related to Altace® of $223,516. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the intangible assets associated with this product.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ‘128 and ‘102 patents and are alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg product. Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30-month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.

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

On March 12, 2004, the FDA sent a letter to the Company explaining that King’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior Petition for Stay, supplement, and opposition to King’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. In February 2007, the Company filed another supplement to the company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling.

If the Company’s Amended Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of December 31, 2006, the Company had net intangible assets related to Skelaxin® of $154,836. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic version of Skelaxin® in the event the Company faces generic competition for Skelaxin®. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.

Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “877 patent”), a method-of-use patent with an expiration date of May 2009, is assigned to King and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ‘877 patent and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ‘877 patent and non-infringement of certain claims of the ‘877 patent. King and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005, in the United States District Court for the District of Delaware to enforce their rights under the ‘877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor Pharma stipulated to infringement of the asserted claims of the ‘877 patent. Trial in this

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

action began on February 12, 2007. The Company intends to vigorously enforce its rights under the ‘877 patent. Sicor is also involved in litigation with Item Development AB regarding U.S. Patent No. 5,731,296, a method-of-use patent with an expiration date of March 2015, which is also listed in the Orange Book for Adenoscan®. If a generic version of Adenoscan® enters the market or competitive products enter the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “‘538 patent”) listed in the Orange Book, a composition of matter patent which expires in June 2008. In August 2005, King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. On September 25, 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the ‘538 patent. In October 2006, Teva filed a summary judgment motion on the grounds that the ‘538 patent is unenforceable due to breach in the common ownership requirement for terminally disclaimed patents. The Company filed its opposition brief in November 2006. Oral argument was heard on January 10, 2007, and the Court subsequently denied Teva’s summary judgment motion. The Company intends to vigorously enforce its rights under the ‘538 patent. As of December 31, 2006, the Company had zero net intangible assets related to Sonata®. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.

Other Commitments and Contingencies

The following summarizes the Company’s unconditional purchase obligations at December 31, 2006:

2007	$238,796
2008	104,150
2009	29,327
2010	14,853
2011	13,426
Thereafter	45,432

Total	$445,984

The unconditional purchase obligations of the Company are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to the Company’s branded pharmaceutical products and commitments associated with research and development projects.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the supply agreement. In the event the Company incurs losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon the Company’s results of operations and cash flows.

The Company had a supply agreement with Eli Lilly to produce Lorabid® which required the Company to purchase certain minimum levels of inventory of Lorabid® through September 1, 2005. Based on changes in estimated prescription trends, the Company anticipated the minimum purchase commitments under the supply agreement would be greater than that which the Company would be able to sell to its customers. As a result, the Company recorded income of $482 during 2005 and a charge of $4,483 during 2004, related to the liability associated with the amount of its purchase commitments in excess of expected demand.

The Company orders metaxalone, the active ingredient in Skelaxin®, from two suppliers. If sales of Skelaxin® are not consistent with current forecasts, the Company could incur losses in connection with purchase commitments of metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

19.	Segment Information

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products that are separately categorized into four therapeutic areas, including cardiovascular/metabolic, neuroscience, hospital/acute care, and other. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian develops, manufactures, and sells to both commercial and government markets pharmaceutical products that are administered with an auto-injector. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues, segment profit (excluding depreciation, amortization and impairments) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceuticals segment. The Company’s revenues are substantially all derived from activities within the United States and Puerto Rico. The Company’s assets are substantially all located within the United States and Puerto Rico.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated:

	For the Years Ended December 31,
	2006	2005	2004

Total revenues:
Branded pharmaceuticals	$1,724,701	$1,542,124	$1,076,517
Meridian Medical Technologies	164,760	129,261	123,329
Royalties	80,357	78,128	78,474
Contract manufacturing(1)	555,362	601,404	505,537
All other	2,181	1,201	(1)
Eliminations(1)	(538,861)	(579,237)	(479,492)

Consolidated total revenues	$1,988,500	$1,772,881	$1,304,364

Segment profit:
Branded pharmaceuticals	$1,407,024	$1,319,200	$824,949
Meridian Medical Technologies	90,185	66,303	64,033
Royalties	70,609	69,125	67,596
Contract manufacturing	(1,135)	(4,888)	(5,162)
All other	2,009	156	10
Other operating costs and expenses	(1,166,146)	(1,269,817)	(992,690)
Other income (expense)	21,766	(1,964)	(16,770)

Income (loss) from continuing operations before tax	$424,312	$178,115	$(58,034)

	As of December 31,
	2006	2005

Total assets:
Branded pharmaceuticals	$2,988,925	$2,654,782
Meridian Medical Technologies	294,455	261,956
Royalties	21,626	20,444
Contract manufacturing	24,525	26,840
All other	—	1,220

Consolidated total assets	$3,329,531	$2,965,242

(1)	Contract manufacturing revenues include $538,861, $579,237 and $479,492 of intercompany sales for the years ended December 31, 2006, 2005 and 2004, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded pharmaceutical revenues by therapeutic area:

	For the Years Ended December 31,
	2006	2005	2004

Total revenues:
Cardiovascular/metabolic	$829,166	$749,352	$494,785
Neuroscience	500,982	427,767	298,928
Hospital/acute care	337,912	314,192	246,822
Other	56,641	50,813	35,982

Consolidated branded pharmaceutical revenues	$1,724,701	$1,542,124	$1,076,517

Capital expenditures of $45,816, $53,290 and $55,141 for the years ended December 31, 2006, 2005 and 2004, respectively, are substantially related to the branded pharmaceuticals and contract manufacturing segments.

20.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires the recognition of the fair value of stock-based compensation in net earnings. The Company adopted SFAS No. 123(R) using the modified prospective application transition method and therefore the Company’s prior period condensed consolidated financial statements have not been restated and do not reflect the recognition of stock-based compensation costs. The Company elected to use the alternative short cut method described in FASB Staff Position 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards,” for determining the pool of available paid in capital against which any future tax benefit deficiencies arising from the exercise of options may be offset.

For the year ended 2006, the Company incurred $21,130 of compensation costs and $6,610 of income tax benefits related to the Company’s stock-based compensation arrangements, which together reduced both basic and diluted income per common share by $0.06. In addition, the Company recognized compensation expense of $3,588 in 2006 as a result of a review of historical equity-based compensation grants. For further discussion, please see “Review of Historical Equity-Based Compensation Grants” below. Prior to the Company’s adoption of SFAS No. 123(R), it accounted for stock options under the disclosure-only provision of SFAS No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148. Under the disclosure-only provision of SFAS No. 123, no compensation cost was recognized for stock options granted prior to January 1, 2006. SFAS No. 123(R) applies to options granted or modified on or after January 1, 2006. Additionally, compensation costs for options that were unvested as of January 1, 2006 must be recognized over their remaining service period.

Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. During 2006, tax benefits in excess of recognized compensation costs associated with stock option exercises were $484 and are reflected as cash inflows from financing activities.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended 2005 and 2004, had compensation costs for the Company’s stock compensation plans been recognized for options granted, consistent with SFAS No. 123, the Company’s net income, basic income per common share and diluted income per common share would include adjustments for the following pro forma amounts:

	2005	2004

Net income (loss):
As reported	$117,833	$(160,288)
Add: Stock based employee compensation included in net income	1,220	—
Less: Stock based employee compensation for all awards	7,942	5,943

Pro forma	$111,111	$(166,231)

Basic income (loss) per share:
As reported	$0.49	$(0.66)

Pro forma	$0.46	$(0.69)

Diluted income (loss) per share:
As reported	$0.49	$(0.66)

Pro forma	$0.46	$(0.69)

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following activity has occurred under the Company’s existing plans:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock Awards:
Nonvested balance at December 31, 2005	687,775	$15.55
Granted	229,155	18.82
Vested	(48,878)	15.64
Forfeited	(48,810)	16.33

Nonvested balance at December 31, 2006	819,242	$16.46

Restricted Stock Units:
Nonvested balance at December 31, 2005	—	$—
Granted	50,918	17.27
Vested	—	—
Forfeited	(5,750)	17.39

Nonvested balance at December 31, 2006	45,168	$17.26

Long-Term Performance Unit Awards (one year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	1,040,180	19.68
Vested	(5,568)	19.68
Forfeited	(29,612)	19.68

Nonvested balance at December 31, 2006	1,005,000	$19.68

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Long-Term Performance Unit Awards (three year performance cycle):
Nonvested balance at December 31, 2005	—	$—
Granted	105,156	29.93
Vested	(1,016)	29.93
Forfeited	(6,544)	29.93

Nonvested balance at December 31, 2006	97,596	$29.93

As of December 31, 2006, there was $8,130 of total unrecognized compensation costs related to RSAs which the Company expects to recognize over a weighted average period of 1.66 years. The expense recognized over the service period includes an estimate of awards that will be forfeited. Previously, the Company recorded the effect of forfeitures as they occurred. The cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period was immaterial. As of December 31, 2006, there was $312 of total unrecognized compensation costs related to RSUs which the Company expects to recognize over a weighted average period of 0.36 years. As of December 31, 2006, there was $16,621 of total unrecognized compensation costs related to LPUs which the Company expects to recognize over a weighted average period of 2.00 years. As of December 31, 2005, there were no outstanding RSUs or LPUs.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	2006	2005	2004

Expected volatility	52.4%	46.52%	47.26%
Expected term (in years)	6	4	4
Risk-free interest rate	4.64%	4.24%	2.83%
Expected dividend yield	0.00%	0.00%	0.00%

For the year ended December 31, 2006, the Company utilized the “short-cut” method to estimate the expected term for stock options granted. Stock options granted prior to 2004 did not have similar vesting characteristics as those granted in the most recent periods and generally vested at the date of grant. The stock options granted after January 1, 2004 generally vest in thirds on each of the first three anniversaries of the grant date. As a result, the data required to estimate the post-vesting exercise behavior was not sufficient to calculate a historical estimate. The short-cut method allows the Company to estimate the expected term using the average of the contractual term and the vesting period. The expected volatility is determined based on the historical volatility of King common stock over the expected term. The risk-free rate is based on the U.S. Treasury rate for the expected term at the date of grant.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of option activity under the plans for 2006 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding options, December 31, 2005,	7,073,966	$18.83	7.65	$8,106
Granted	362,965	19.27
Exercised	(477,728)	15.61
Expired	(532,788)	24.07
Forfeited	(140,288)	16.01
Outstanding options, December 31, 2006	6,286,127	$18.72	6.79	$5,453
Exercisable, December 31, 2006	4,082,076	$19.94	5.96	$4,345
Expected to vest, December 31, 2006	2,034,339	$16.47	8.32	$1,023

As of December 31, 2006, there was $8,319 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.13 years.

Cash received from stock option exercises for 2006 was $7,338. The income tax benefits from stock option exercises totaled $412 for 2006.

During the year ended December 31, the following activity occurred under the Company’s plans which cover stock options, RSAs and LPUs:

	2006	2005

Total intrinsic value of stock options exercised	$1,220	$372
Total fair value of RSAs vested	$900	$50
Total fair value of LPUs vested	$111	$—

As of December 31, 2006, an aggregate of 33,237,571 shares were available for future grant under the Company’s stock plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the King Pharmaceuticals, Inc. Incentive Plan.

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

The Audit Committee found that for a grant of options made to substantially all Company employees other than the Chief Executive Officer during the fourth quarter of 2000, the Company used an incorrect measurement date in preparing its financial statements. The Company has accounted for this grant by recognizing $3,082 in non-cash compensation expense based on the difference in share price between the grant date and the correct measurement date, which was twelve days later.

The Audit Committee also found that in late 2000 and early 2001 four newly hired employees received grants of options on favorable dates within a brief window around their respective dates of hire. These grants were made twenty-seven, eleven, seven and three days from the employee’s date of hire, respectively. The Company has accounted for these grants by treating each employee’s date of hire as the measurement date for the grant and

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognizing non-cash compensation expense based on the difference in share price between the two dates. The Company has recognized non-cash compensation expense associated with these grants in the following amounts: (i) $148 for a grant to former Vice Chairman Richard Williams; (ii) $221 for a grant to former Chief Financial Officer James Lattanzi; (iii) $3 for a grant to current Corporate Compliance Officer Frederick Brouillette; and (iv) $18 for a grant to a current employee who has never served as an executive officer or director of the Company. With the exception of the options granted to Mr. Williams, none of these options have been exercised.

The Audit Committee also identified procedural flaws in numerous additional grants of options to Company personnel. The Company has recognized in the aggregate $116 in non-cash compensation expense for these grants.

Based on the Audit Committee’s findings, the Company has recognized aggregate non-cash compensation expense of $3,588 during 2006 to correct immaterial understatements of compensation expense of: $3,166 in 2000, $304 in 2001, $111 in 2002, $1 in 2003, $2 in 2005 and $4 in 2006. The cumulative charge was recorded in the third quarter of 2006 because the amount of the stock option compensation expense attributable to the prior periods was not material to any previously reported historical period, was not material to the three- or nine-month period ended September 30, 2006 and is not material to the fiscal year ended December 31, 2006.

21.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 15 million shares of “blank-check” preferred stock, the terms and conditions of which will be determined by the Board of Directors. As of December 31, 2006 and 2005, there were no shares issued or outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	2006	2005

Net unrealized (losses) gains on marketable securities, net of tax	$(438)	$4,629
Foreign currency translation	156	358

	$(282)	$4,987

22.	Income per Common Share

The basic and diluted income per common share was determined based on the following share data:

	2006	2005	2004

Basic income per common share:
Weighted average common shares	242,196,414	241,751,128	241,475,058

Diluted income per common share:
Weighted average common shares	242,196,414	241,751,128	241,475,058
Effect of stock options	304,004	152,252	—
Effect of dilutive share awards	298,575	—	—

Weighted average common shares	242,798,993	241,903,380	241,475,058

For the year ended December 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,621,470 shares of common stock, 2,573 RSAs and 111,990 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into common stock in the future, subject to certain contingencies (See Note 13). These notes are anti-

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive because the conversion price of the notes was greater than the average market price of King Pharmaceuticals, Inc. common stock during 2006, and therefore are excluded from the calculation of diluted income per common share.

For the year ended December 31, 2004, options to purchase 444,990 shares of common stock were not included in the computation of diluted earnings (loss) per share because their inclusion would have been anti-dilutive and would have reduced the loss per share. In addition, the weighted average stock options that were anti-dilutive at December 31, 2005 and 2004 were 5,469,722 and 5,895,970 shares, respectively. As of December 31, 2005 and 2004, the Debentures could also be converted into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture (See Note 13). Because the convertible debentures were anti-dilutive, they were not included in the calculation of diluted income per common share.

23.	Recently Issued Accounting Standards

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions by prescribing the recognition threshold a tax position is required to meet before being recognized in the financial statements. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007. The Company believes the adoption of FIN 48 will not have a material effect on its financial statements.

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, “Inventory Costs,” an amendment of Accounting Research Bulletin No. 43 (“SFAS No. 151”). SFAS No. 151 requires certain production overhead costs to be allocated to inventory based upon the normal capacity of the manufacturing facility. When the Company’s manufacturing facilities are operating below their normal capacity, unfavorable variances cannot be allocated to inventory and must be expensed in the period in which they are incurred. Normal capacity is not defined as full capacity by SFAS No. 151. SFAS No. 151 instead provides that normal capacity refers to a range of production levels expected to be achieved over a number of periods or seasons under normal circumstances. The Company believes all of its operating facilities, except for the Rochester, Michigan facility, are currently operating at levels considered to be “normal capacity” as defined by SFAS No. 151 as these plants have operated at their current levels for a number of periods and are expected to continue to operate within a range of this normal capacity in the foreseeable future. The margins provided by branded pharmaceutical products are such that they allow manufacturers to operate facilities at lower volumes, or at volumes below theoretical capacity. Additionally, lower capacity levels at certain facilities are, at times, due to the complexity and high regulatory standards associated with the pharmaceutical manufacturing process. With respect to the Bristol, Tennessee facility, the Company anticipates no abnormally higher or lower production levels in the current year and, therefore, has concluded that the projected level of production is within a range of normal capacity, and the margins on the branded pharmaceutical products produced at this facility will result in an adequate return on the Company’s investment. Consequently, the Company believes that it is appropriate to use the expected production level to allocate fixed production overhead. The Rochester facility is currently operating at a level below normal capacity primarily due to a decline in contract manufacturing in recent years. The company-owned products manufactured at this facility are not among the Company’s higher margin products. In 2003, the Company began expensing, and continues to expense, a portion of the fixed overhead

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs of this facility as period costs in accordance with Accounting Research Bulletin No. 43. Accordingly, the adoption of SFAS No. 151, as of January 1, 2006, did not have an incremental effect on the Company’s financial statements.

24.	Restructuring Activities

During 2006, the Company decided to proceed with the implementation of steps under its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility by the end of 2008. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $13,000 through the end of 2008, of which approximately $11,000 is associated with accelerated depreciation and approximately $2,000 is associated with employee termination costs.

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

A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued				Accrued
	Balance at	Income			Balance at	Income			Balance at
	December 31,	Statement			December 31,	Statement			December 31,
	2004	Impact	Payments	Non-Cash	2005	Impact	Payments	Non-Cash	2006

Third quarter of 2006 action
Employee separation payments	$—	$—	$—	$—	$—	$3,203	$(1,040)	$—	$2,163
Accelerated depreciation(1)	—	—	—	—	—	2,958	—	(2,958)	—
Fourth quarter of 2005 action
Employee separation payments	—	2,267	(758)	—	1,509	(8)	(980)	—	521
2004 action
Employee relocation	—	322	(322)	—	—	—	—	—	—
Facility demolition costs	924	(924)	—	—	—	—	—	—	—
Termination of lease	—	1,733	(1,733)	—	—	—	—	—	—
Other	—	782	(282)	(500)	—	—	—	—	—

	$924	$4,180	$(3,095)	$(500)	$1,509	$6,153	$(2,020)	$(2,958)	$2,684

(1)	Included in depreciation and amortization on the Consolidated Statements of Income (Loss).

The restructuring charges in 2006 relate to the branded pharmaceutical segment. The restructuring charges in 2005 of $1,590, $2,516, and $74 relate to the branded pharmaceutical segment, the Meridian Medical Technologies segment, and the contract manufacturing segment, respectively. The accrued employee separation payments as of December 31, 2006 are expected to be paid by the end of 2008.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Information (unaudited)

The following table sets forth summary financial information for the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth

2006 By Quarter
Total revenues	$484,235	$499,645	$491,706	$512,914
Operating income	72,241	164,991	123,185	42,129
Net income	50,677	110,903	90,405	36,964
Basic income per common share(1)	$0.21	$0.46	$0.37	$0.15
Diluted income per common share(1)	$0.21	$0.46	$0.37	$0.15

	First	Second	Third	Fourth

2005 By Quarter
Total revenues	$368,625	$462,939	$518,032	$423,285
Operating income (loss)	111,553	28,835	187,347	(147,656)
Net income (loss)	70,055	20,497	121,857	(94,576)
Basic income (loss) per common share(1)	$0.29	$0.08	$0.50	$(0.39)
Diluted income (loss) per common share(1)	$0.29	$0.08	$0.50	$(0.39)

(1)	Quarterly amounts may not total to annual amounts due to the effect of rounding on a quarterly basis.

26.	Discontinued Operations

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

Summarized financial information for the discontinued operations are as follows:

	2006	2005	2004

Total revenues	$568	$1,856	$13,182
Operating income (loss), including expected loss on disposal	572	1,876	(172,750)
Net income (loss)	367	1,203	(109,666)

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Guarantor Financial Statements

Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), has guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the Notes and under the $400,000 Senior Secured Revolving Credit Facility on a joint and several basis. There are no restrictions under the Company’s financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2006					December 31, 2005
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$101,210	$8,749	$3,818	—	$113,777	$26,802	$1,071	$2,141	$—	$30,014
Investments in debt securities	890,185	—	—	—	890,185	494,663	—	—	—	494,663
Restricted cash	—	—	—	—	—	130,400	—	—	—	130,400
Accounts receivable, net	3,056	260,353	2,058	—	265,467	1,221	221,854	506	—	223,581
Inventories	176,389	38,814	255	—	215,458	195,421	31,877	765	—	228,063
Deferred income tax assets	30,051	51,940	—	—	81,991	21,524	60,253	—	—	81,777
Prepaid expenses and other current assets	99,678	6,891	26	—	106,595	50,724	8,566	1	—	59,291

Total current assets	1,300,569	366,747	6,157	—	1,673,473	920,755	323,621	3,413	—	1,247,789
Property, plant, and equipment, net	109,572	197,464	—	—	307,036	108,712	193,762	—	—	302,474
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Intangible assets, net	—	848,425	2,966	—	851,391	44	963,944	3,206	—	967,194
Marketable securities	11,578	—	—	—	11,578	18,502	—	—	—	18,502
Other assets	40,142	53,205	—	—	93,347	30,225	46,874	—	—	77,099
Deferred income tax assets	(2,111)	272,868	797	—	271,554	(9,483)	239,452	1,063	—	231,032
Investment in subsidiaries	2,615,029	—	—	(2,615,029)	—	2,299,835	—	—	(2,299,835)	—

Total assets	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,671	$25,063	$424	$—	$77,158	$60,700	$23,762	$77	$—	$84,539
Accrued expenses	134,089	376,051	(3)	—	510,137	151,125	368,491	4	—	519,620
Income taxes payable	28,045	2,456	—	—	30,501	24,123	(1,701)	(121)	—	22,301
Current portion of long-term debt	—	—	—	—	—	345,000	—	—	—	345,000

Total current liabilities	213,805	403,570	421	—	617,796	580,948	390,552	(40)	—	971,460
Long-term debt	400,000	—	—	—	400,000	—	—	—	—	—

Other liabilities	16,243	6,886	—	—	23,129	17,371	2,989	—	—	20,360
Intercompany payable (receivable)	1,156,125	(1,168,516)	12,391	—	—	796,849	(808,256)	11,407	—	—

Total liabilities	1,786,173	(758,060)	12,812	—	1,040,925	1,395,168	(414,715)	11,367	—	991,820

Shareholders’ equity	2,288,606	2,617,921	(2,892)	(2,615,029)	2,288,606	1,973,422	2,303,520	(3,685)	(2,299,835)	1,973,422

Total liabilities and shareholders’ equity	4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531	$3,368,590	$1,888,805	$7,682	$(2,299,835)	$2,965,242

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INCOME (LOSS)

	Twelve Months Ended 12/31/2006					Twelve Months Ended 12/31/2005					Twelve Months Ended 12/31/2004
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$431,105	$1,903,630	$1,478	$(428,070)	$1,908,143	$491,613	$1,691,216	1,049	$(489,125)	$1,694,753	$374,833	$1,222,515	$2,030	$(373,488)	$1,225,890
Royalty revenue	—	80,357	—	—	80,357	—	78,128	—	—	78,128	—	78,474	—	—	78,474

Total revenues	431,105	1,983,987	1,478	(428,070)	1,988,500	491,613	1,769,344	1,049	(489,125)	1,772,881	374,833	1,300,989	2,030	(373,488)	1,304,364

Operating costs and expenses:
Cost of revenues	155,472	691,399	1,007	(428,070)	419,808	152,011	659,552	547	(489,125)	322,985	135,430	590,388	608	(373,488)	352,938
Selling, general and administrative	269,512	445,137	(684)	—	713,965	218,455	416,328	1,700	—	636,483	264,024	330,434	983	—	595,441
Research and development	4,670	248,926	—	—	253,596	35,646	227,080	—	—	262,726	509	83,730	—	—	84,239
Depreciation and amortization	20,818	126,491	240	—	147,549	15,754	130,620	675	—	147,049	16,925	144,722	468	—	162,115
Intangible asset impairment	—	47,842	—	—	47,842	—	212,747	8,307	—	221,054	4,399	145,193	—	—	149,592
Restructuring charges	202	2,992	—	—	3,194	1,730	2,450	—	—	4,180	7,646	3,181	—	—	10,827
Gain on sale of products	—	—	—	—	—	(64)	(1,611)	—	—	(1,675)	(4,022)	(5,502)	—	—	(9,524)

Total operating costs and expenses	450,674	1,562,787	563	(428,070)	1,585,954	423,532	1,647,166	11,229	(489,125)	1,592,802	424,911	1,292,146	2,059	(373,488)	1,345,628

Operating (loss) income	(19,569)	421,200	915	—	402,546	68,081	122,178	(10,180)	—	180,079	(50,078)	8,843	(29)	—	(41,264)
Other income (expense):
Interest income	31,911	239	2	—	32,152	17,659	516	—	—	18,175	5,101	873	—	—	5,974
Interest expense	(9,694)	(163)	—	—	(9,857)	(11,865)	(66)	—	—	(11,931)	(12,492)	(96)	—	—	(12,588)
Valuation charge — convertible notes receivable	—	—	—	—	—	—	—	—	—	—	(2,887)	—	—	—	(2,887)
Loss on investment	—	—	—		—	(6,182)	—	—	—	(6,182)	(6,520)	—	—	—	(6,520)
Gain on early extinguishment of debt	628	—	—	—	628	—	—	—	—	—	—	—	—	—	—
Other, net	(650)	(1,022)	515	—	(1,157)	(579)	(1,016)	(431)	—	(2,026)	(820)	(82)	153	—	(749)
Equity in earnings (loss) of subsidiaries	315,395	—	—	(315,395)	—	113,679	—	—	(113,679)	—	(84,284)	—	—	84,284	—
Intercompany (expense) interest income	(49,739)	50,287	(548)	—	—	(57,355)	58,088	(733)	—	—	(33,648)	33,937	(289)	—	—

Total other income (expenses)	287,851	49,341	(31)	(315,395)	21,766	55,357	57,522	(1,164)	(113,679)	(1,964)	(135,550)	34,632	(136)	84,284	(16,770)

Income (loss) from continuing operations before income taxes	268,282	470,541	884	(315,395)	424,312	123,438	179,700	(11,344)	(113,679)	178,115	(185,628)	43,475	(165)	84,284	(58,034)
Income tax (benefit) expense	(20,667)	156,305	92	—	135,730	5,616	56,874	(1,005)	—	61,485	(25,315)	18,026	(123)	—	(7,412)

Income (loss) from continuing operations	288,949	314,236	792	(315,395)	288,582	117,822	122,826	(10,339)	(113,679)	116,630	(160,313)	25,449	(42)	84,284	(50,622)
Discontinued operations:
Income (loss) from discontinued operations	—	572	—	—	572	18	1,858	—	—	1,876	40	(172,790)	—	—	(172,750)
Income tax expense (benefit)	—	205	—	—	205	7	666	—	—	673	15	(63,099)	—	—	(63,084)

Total income (loss) from discontinued operations	—	367	—	—	367	11	1,192	—	—	1,203	25	(109,691)	—	—	(109,666)

Net income (loss)	$288,949	$314,603	$792	(315,395)	$288,949	$117,833	$124,018	$(10,339)	$(113,679)	$117,833	$(160,288)	$(84,242)	$(42)	$84,284	$(160,288)

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	December 31, 2006					December 31, 2005					December 31, 2004
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows (used in) provided by operating activities of continuing operations	$(20,771)	$485,704	$694	$—	$465,627	$147,781	$372,517	$(790)	$—	$519,508	$(108,888)	$371,205	$(1,410)	$—	$260,907

Cash flows from investing activities of continuing operations:
Purchase of investments in debt securities	(1,705,517)	—	—	—	(1,705,517)	(1,175,159)	—	—	—	(1,175,159)	(320,849)	—	—	—	(320,849)
Proceeds from maturity and sale of investments in debt securities	1,309,995	—	—	—	1,309,995	829,926	—	—	—	829,926	274,344	—	—	—	274,344
Transfer from/(to) restricted cash	128,561	—	—	—	128,561	(75,211)	1,582	—	—	(73,629)	(1,459)	(872)	—	—	(2,331)
Purchases of property, plant and equipment	(22,505)	(23,311)	—	—	(45,816)	(11,749)	(41,541)	—	—	(53,290)	(12,034)	(43,105)	(2)	—	(55,141)
Acquisition of primary care business of Elan	—	—	—	—	—	—	—	—	—	—	—	(36,000)	—	—	(36,000)
Purchases of product rights	—	(25,795)	—	—	(25,795)	—	—	—	—	—	—	—	—	—	—
Palatin collaboration agreement	—	—	—	—	—	(10,000)	—	—	—	(10,000)	(20,000)	—	—	—	(20,000)
Purchases of intangible assets	—	—	—	—	—	—	(16,705)	(1,895)	—	(18,600)	—	(18,942)	(3,258)	—	(22,200)
Proceeds from sale of marketable securities	—	—	—	—	—	6,453	—	—	—	6,453	—	—	—	—	—
Arrow International Limited Collaboration agreement	—	(60,000)	—	—	(60,000)	—	—	—	—	—	—	—	—	—	—
Pain Therapeutic collaboration agreement	—	—	—	—	—	—	(153,711)	—	—	(153,711)	—	—	—	—	—
Mutual cross-license agreement	—	—	—	—	—	(35,000)	—	—	—	(35,000)	—	—	—	—	—
Loan to Ligand	(37,750)	—	—	—	(37,750)	—	—	—	—	—	—	—	—	—	—
Proceeds from sale of intangible assets	—	—	—	—	—	—	—	—	—	—	27,715	(257)	—	—	27,458
Other investing activities	6	1	—	—	7	1	2	—	—	3	668	(20)	—	—	648

Net cash used in investing activities of continuing operations	(327,210)	(109,105)	—	—	(436,315)	(470,739)	(210,373)	(1,895)	—	(683,007)	(51,615)	(99,196)	(3,260)	—	(154,071)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	7,338	—	—	—	7,338	857	—	—	—	857	4,677	—	—	—	4,677
Excess tax benefits from stock-based compensation	484	—	—	—	484	—	—	—	—	—	—	—	—	—	—
Proceeds from issuance of long-term debt	400,000	—	—	—	400,000	—	—	—	—	—	—	—	—	—	—
Payments on other long-term debt	(342,691)	—	—	—	(342,691)	—	—	—	—	—	(97)	—	—	—	(97)
Debt issuance costs	(10,680)	—	—	—	(10,680)	—	—	—	—	—	—	—	—	—	—
Intercompany	367,938	(368,921)	983	—	—	184,452	(188,108)	3,656	—	—	250,935	(254,980)	4,045	—	—

Net cash provided by financing activities of continuing operations	422,389	(368,921)	983	—	54,451	185,309	(188,108)	3,656	—	857	255,515	(254,980)	4,045	—	4,580

Cash flows from discontinued operations:
Net cash (used in) provided by operating activities of discontinued operations	—	—	—	—	—	—	—	—	—	—	3,820	6,365	—	—	10,185
Net cash provided by (used in) investing activities of discontinued operations	—	—	—	—	—	—	—	—	—	—	27,927	—	—	—	27,927

Increase (decrease) in cash and cash equivalents	74,408	7,678	1,677	—	83,763	(137,649)	(25,964)	971	—	(162,642)	126,759	23,394	(625)	—	149,528
Cash and cash equivalents, beginning of year	26,802	1,071	2,141	—	30,014	164,451	27,035	1,170	—	192,656	37,692	3,641	1,795	—	43,128

Cash and cash equivalents, end of year	$101,210	$8,749	$3,818	$—	$113,777	$26,802	$1,071	$2,141	$—	$30,014	$164,451	$27,035	$1,170	$—	$192,656

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

February 28, 2007

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ TED G. WOOD Ted G. Wood	Non-Executive Chairman of the Board	February 28, 2007

/s/ BRIAN A. MARKISON Brian A. Markison	President, Chief Executive Officer and Director	February 28, 2007

/s/ JOSEPH SQUICCIARINO Joseph Squicciarino	Chief Financial Officer (principal financial and accounting officer)	February 28, 2007

/s/ EARNEST W. DEAVENPORT, JR. Earnest W. Deavenport, Jr.	Director	February 28, 2007

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	February 28, 2007

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	February 28, 2007

/s/ GREGORY D. JORDAN Gregory D. Jordan	Director	February 28, 2007

/s/ R. CHARLES MOYER R. Charles Moyer	Director	February 28, 2007

/s/ D. GREG ROOKER D. Greg Rooker	Director	February 28, 2007

II-1

KING PHARMACEUTICALS, INC.

Schedule II. Valuation and Qualifying Accounts

Column A	Column B	Column C Additions		Column D		Column E
			Charged
	Balances at	Charged to	(Credited)			Balance at
	Beginning of	Cost and	to Other			End of
Description	Period	Expenses	Accounts	Deductions(1)		Period
	(In thousands)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet
Year ended December 31, 2006	12,280	(138)	—	6,705		5,437
Year ended December 31, 2005	15,348	939	—	4,007		12,280
Year ended December 31, 2004	11,055	7,476	—	3,183		15,348
Valuation allowance for deferred tax assets, deducted from deferred income tax assets in the balance sheet
Year ended December 31, 2006	9,214	1,040	—	2,169		8,085
Year ended December 31, 2005	3,950	5,264	—	—		9,214
Year ended December 31, 2004	6,525	—	—	2,575	*	3,950

(1)	Amounts represent write-offs of accounts.

*	Valuation account reduced and credited to income.

S-1