Form 10-Q
period 2007-03-31
KING PHARMACEUTICALS INC
filed 2007-05-10
CIK 1047699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of Registrant’s common stock as of May 8, 2007: 243,663,434

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$60,211	$113,777
Investments in debt securities	758,205	890,185
Accounts receivable, net of allowance for doubtful accounts of $5,499 and $5,437, respectively	263,542	265,467
Inventories	207,885	215,458
Deferred income tax assets	61,152	81,991
Prepaid expenses and other current assets	48,319	106,595

Total current assets	1,399,314	1,673,473

Property, plant and equipment, net	306,662	307,036
Intangible assets, net	1,115,744	851,391
Goodwill	121,152	121,152
Marketable securities	10,500	11,578
Deferred income tax assets	280,286	271,554
Other assets (includes restricted cash of $16,116 and $15,968, respectively)	99,812	93,347

Total assets	$3,333,470	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$67,061	$77,158
Accrued expenses	353,675	510,137
Income taxes payable	44,215	30,501

Total current liabilities	464,951	617,796

Long-term debt	400,000	400,000
Other liabilities	58,812	23,129

Total liabilities	923,763	1,040,925

Commitments and contingencies (Note 8)
Shareholders’ equity	2,409,707	2,288,606

Total liabilities and shareholders’ equity	$3,333,470	$3,329,531

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Net sales	$495,706	$464,599
Royalty revenue	20,324	19,636

Total revenues	516,030	484,235

Operating costs and expenses:
Cost of revenues, exclusive of depreciation and amortization shown below	111,454	92,404

Selling, general and administrative, exclusive of co-promotion fees	122,354	105,054
Co-promotion fees	45,958	65,289

Total selling, general and administrative expense	168,312	170,343

Research and development	32,271	29,882
Research and development-in process upon acquisition	—	85,000

Total research and development	32,271	114,882

Depreciation and amortization	35,678	34,365
Restructuring charges (Note 12)	460	—

Total operating costs and expenses	348,175	411,994

Operating income	167,855	72,241

Other income (expense):
Interest income	9,266	5,960
Interest expense	(2,025)	(2,984)
Gain on early extinguishment of debt	—	1,022
Other, net	(543)	(510)

Total other income	6,698	3,488

Income from continuing operations before income taxes	174,553	75,729
Income tax expense	58,499	24,894

Income from continuing operations	116,054	50,835

Discontinued operations (Note 17):
Loss from discontinued operations	(220)	(247)
Income tax benefit	(79)	(89)

Total loss from discontinued operations, net	(141)	(158)

Net income	$115,913	$50,677

Income per common share:
Basic:
Income from continuing operations	$0.48	$0.21
Total loss from discontinued operations	0.00	0.00

Net income	$0.48	$0.21

Diluted:
Income from continuing operations	$0.48	$0.21
Total loss from discontinued operations	0.00	0.00

Net income	$0.48	$0.21

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance at December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422
Adoption of Statement of Financial
Accounting Standard No. 123(R)	—	(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	50,677	—	50,677
Net unrealized loss on marketable securities, net of tax of $1,213	—	—	—	—	(2,252)	(2,252)
Foreign currency translation	—	—	—	—	(10)	(10)

Total comprehensive income						48,415
Stock-based compensation expense	—	3,889	—	—		3,889
Exercise of stock options	394,330	6,724	—	—	—	6,724
Issuance of share-based awards	168,500	—	—	—	—	—

Balance at March 31, 2006	243,056,246	$1,224,095	$—	$805,630	$2,725	$2,032,450

Balance at December 31, 2006	243,151,223	$1,244,986	$—	$1,043,902	$(282)	$2,288,606
Comprehensive income:
Net income	—	—	—	115,913	—	115,913
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	(1,523)	—	(1,523)
Net unrealized loss on marketable securities, net of tax of $285	—	—	—	—	(465)	(465)
Foreign currency translation	—	—	—	—	52	52

Total comprehensive income						113,977
Stock-based compensation expense	—	4,596	—	—	—	4,596
Exercise of stock options	156,385	2,528	—	—	—	2,528
Issuance of share-based awards	195,244	—	—	—	—	—

Balance at March 31, 2007	243,502,852	$1,252,110	$—	$1,158,292	$(695)	$2,409,707

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows provided by (used in) operating activities	$108,084	$(5,592)

Cash flows from investing activities:
Transfers (to) from restricted cash	(148)	130,279
Purchases of investments in debt securities	(383,925)	(192,275)
Proceeds from maturities and sales of investments in debt securities	515,905	200,784
Purchases of property, plant and equipment	(11,785)	(8,768)
Proceeds from sale of property and equipment	3	—
Acquisition of Avinza®	(290,551)	—
Loan repayment from Ligand	37,750	—
Purchases of product rights	(6,452)	(23,926)
Arrow International Limited collaboration agreement	(25,000)	(35,000)

Net cash (used in) provided by investing activities	(164,203)	71,094

Cash flows from financing activities:
Proceeds from exercise of stock options, net	2,462	6,468
Excess tax benefits from stock-based compensation	91	274
Proceeds from issuance of long-term debt	—	400,000
Payments on long-term debt	—	(163,350)
Debt issuance costs	—	(10,610)

Net cash provided by financing activities	2,553	232,782

(Decrease) increase in cash and cash equivalents	(53,566)	298,284
Cash and cash equivalents, beginning of period	113,777	30,014

Cash and cash equivalents, end of period	$60,211	$328,298

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 and 2006
(in thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended March 31,
	2007	2006

Basic income per common share:
Weighted average common shares	242,390,241	242,022,443

Diluted income per common share:
Weighted average common shares	242,390,241	242,022,443
Effect of stock options	483,922	361,405
Effect of dilutive share awards	796,410	197,468

Weighted average common shares	243,670,573	242,581,316

For the three months ended March 31, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1,979,835 shares of common stock, 21,903 restricted stock awards (“RSAs”) and 72,871 long-term performance units (“LPUs”). The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies (see Note 7). Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive because the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

For the three months ended March 31, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 5,309,829 shares of common stock, 28,297 RSAs and 79,512 LPUs. The 2 3/4% Convertible Debentures due November 15, 2021 could also have been converted into 3,588,517 shares of the Company’s common stock in the future, subject to certain contingencies outlined in the indenture. Because the Convertible Debentures were

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anti-dilutive, they were not included in the calculation of diluted income per common share. Similarly, the 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into common stock in the future, subject to certain contingencies (see Note 7). Shares of the Company’s common stock associated with these rights of conversion were excluded from the calculation of diluted income per share because the Convertible Senior notes were anti-dilutive because the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

3.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2007	2006

Raw materials	$121,337	$141,227
Work-in-process	27,808	21,857
Finished goods (including $6,929 and $6,813 of sample inventory, respectively)	73,626	65,967

	222,771	229,051
Inventory valuation allowance	(14,886)	(13,593)

Total inventories	$207,885	$215,458

4.	Property, Plant and Equipment

The Company’s Rochester, Michigan facility manufactures products for the Company and various third parties. As of March 31, 2007, the net carrying value of the property, plant and equipment at the Rochester facility, excluding the net carrying value associated with the Bicillin® production facility, was $62,178. Overall production volume at this facility declined in recent years. The Company currently is transferring to this facility the manufacture of certain products that are currently manufactured by the Company at other Company facilities or for the Company by third parties. These transfers should increase production and cash flow at the Rochester facility. Management currently believes that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if the Company is not successful in transferring additional production to the Rochester facility, the Company may have to write off a portion of the property, plant and equipment associated with this facility.

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

During 2006, the Company decided to proceed with the implementation of its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility by the end of 2008. The Company believes that the assets associated with the St. Petersburg facility are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, during 2006, the Company shortened the estimated useful lives of assets at the St. Petersburg facility and therefore accelerated the depreciation of these assets. For additional discussion, please see Note 12, “Restructuring Activities.”

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Acquisitions, Dispositions, Co-Promotions and Alliances

On September 6, 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s product Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289,587, consisting of $289,332 in cash consideration and $255 for the assumption of a short-term liability. Additionally, the Company incurred acquisition costs of $941. Of the cash payments made to Ligand, $15,000 is set aside in an escrow account to fund potential liabilities Ligand could later owe the Company.

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

In connection with the transaction, on October 12, 2006, the Company entered into a loan agreement with Ligand for the amount of $37,750. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. On January 8, 2007, Ligand repaid the principal amount of the loan of $37,750 and accrued interest of $883. Pursuant to the terms of the loan agreement with Ligand, the Company forgave the interest on the loan at the time of closing the transaction to acquire Avinza®. Accordingly, the Company has not recognized interest income on the related note receivable.

The allocation of the initial purchase price and acquisition costs is as follows:

Intangible assets	$287,728
Inventory	2,800

$290,528

At the time of the acquisition, the intangible assets were assigned useful lives of 10.75 years. The acquisition is allocated to the branded pharmaceuticals segment. The Company financed the acquisition using available cash on hand.

On January 9, 2007, the Company obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which the Company expects to market as Thrombi-Padtm and Thrombi-Gel®. The license also includes a product the Company expects to market as Thrombi-Pastetm, which is currently in development. Each of these products includes the Company’s Thrombin-JMI® topical hemostatic agent product as a component. Vascular Solutions will manufacture the products for the Company. Upon acquisition of the license, the Company made an initial payment to Vascular Solutions of $6,000, a portion of which is refundable in the event FDA approval for certain of these products is not received. In addition, the Company could make additional milestone payments of up to a total of $2,000.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 1, 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $682. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. As of March 31, 2007, the Company has accrued a total of $2,767 for these earn-out payments. The aggregate of these payments will not exceed $13,164.

The allocation of the initial purchase price and acquisition costs is as follows:

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

Upon execution of the agreements, King made an initial payment to Arrow of $35,000. During the fourth quarter of 2006 and the first quarter of 2007, the Company made additional payments of $25,000 in each quarter to Arrow. Arrow will also receive an additional payment from King of $25,000 during the second quarter of 2007. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

In connection with the agreement with Arrow, the Company recognized the above payments and future payments totaling $110,000 as in-process research and development expense during 2006. This amount was expensed as in-process research and development as the project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded pharmaceutical segment. This project includes a New Drug Application (“NDA”) filed by Arrow for a tablet formulation of ramipril in January 2006. At the time of the acquisition, the success of the project was dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of the agreement was approximately $3,500. The FDA approved the NDA on February 27, 2007. The Company expects to launch the tablet formulation during the fourth quarter of 2007 or the first quarter of 2008.

On February 12, 2006, the Company entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt has the non-exclusive right to distribute a generic formulation of the Company’s currently marketed Altace® product in the U.S. market, which generic product would be supplied by King.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets:

	March 31, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,153,939	$389,380	$1,152,433	$371,410
Patents	560,449	209,619	272,833	202,873
Other intangibles	9,459	9,104	9,459	9,051

Total intangible assets	$1,723,847	$608,103	$1,434,725	$583,334

Amortization expense for the three months ended March 31, 2007 and 2006 was $24,769 and $25,873, respectively.

As of March 31, 2007, the net intangible assets associated with Intal®, Tilade® and Synercid® totaled approximately $123,748. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s estimates regarding future cash flows prove to be incorrect or adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at March 31, 2007 and December 31, 2006 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$12,742	$108,410	$121,152

7.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006

Convertible senior notes(a)	$400,000	$400,000
Senior secured revolving credit facility(b)	—	—

Total long-term debt	400,000	400,000

(a)	During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s domestic subsidiaries on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

(b)	On April 23, 2002, the Company established a $400,000 five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007 (the “2002 Credit Facility”). On April 19, 2007, this facility was terminated and replaced with a new $475,000 five-year Senior Secured Revolving Credit Facility which matures in April 2012 (the “2007 Credit Facility”).

8.	Commitments and Contingencies

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

The Company’s wholly-owned subsidiary, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), is a defendant in approximately 105 multi-plaintiff (1,520 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

In addition, the Company is one of many defendants in six multi-plaintiff lawsuits that claim damages for personal injury arising from its production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and the Company intends to vigorously pursue all defenses available to it. The Company is being indemnified in the six lawsuits by GlaxoSmithKline, for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the Company’s independent negligence or intentional acts. The Company intends to submit a claim for any unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

Thimerosal / Children’s Vaccine Related Litigation

The Company and Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company, were named as defendants in lawsuits filed in California, Mississippi and Illinois (Madison County), along with other pharmaceutical companies. The first of these lawsuits was filed in November 2001. Most of the defendants manufactured or sold the mercury-based preservative thimerosal or manufactured or sold children’s vaccines containing thimerosal. The Company did not manufacture or sell thimerosal or a children’s vaccine that contained thimerosal. For two years the Company did manufacture and sell an influenza vaccine that contained thimerosal. None of the plaintiffs has alleged taking the Company’s influenza vaccine.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has given its product liability insurance carrier proper notice of all of these matters and defense counsel is vigorously defending the Company’s interests. The Company has filed motions to dismiss based on the Federal Vaccine Act and lack of product identification. The Company was voluntarily dismissed in Mississippi due, among other things, to lack of product identification in the plaintiffs’ complaints. The Company was also voluntarily dismissed in both cases filed in Chicago, Illinois. The California Proposition 65 claims were dismissed in the California Trial Court. This dismissal was affirmed in the California Court of Appeals and no further appeals were filed. Subsequent Proposition 65 claims were dismissed. The remaining California claims have been stayed pending compliance with the processes and procedures of the Federal Vaccine Act. Motions for summary judgment have been filed in Madison County, Illinois because the Company never manufactured a product of the type specified in the complaint. Management believes that the claims against the Company are without merit and the Company intends to defend these lawsuits vigorously, but the Company is unable currently to predict the outcome or to reasonably estimate the range of potential loss, if any.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 22 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 800 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 22 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court (“MDL”) has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendant except Wyeth. The first five trials against Wyeth have resulted in one mistrial for juror misconduct, two verdicts for Wyeth in the MDL and two plantiffs’ verdicts for $1,500 and $3,000 in Philadelphia, Pennsylvania State Court. The Company does not expect to have any trials set in 2007. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the filing of the New York City case, forty eight New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts. Motions to remand were filed in Erie, Oswego and Schenectady after they were removed from the New York State Courts. The allegations in all of these cases are virtually the same as the allegations in the New York City case. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL except for Oswego and Schenectady. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. The MDL Court has not ruled on the motions to remand Erie, Oswego and Schenectady Counties’ claims.

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

A co-defendant removed the Alabama and Mississippi cases to Federal Court on October 11, 2006. The Alabama case was remanded to State Court on November 2, 2006. The MDL Court has not ruled upon the motion to remand the Mississippi case from which we were previously dismissed. Discovery is proceeding in the Alabama case. The relief sought in both of these cases is similar to the relief sought in the New York City lawsuit. The Company does not expect any of its trials to be set in 2007. The Company intends to defend all of the AWP lawsuits vigorously but is currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

Settlement of Governmental Pricing Investigation

As previously reported, during the first quarter of 2006, the Company paid approximately $129,268, comprising (i) all amounts due under each of the settlement agreements resolving the governmental investigations related to the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Settlement Agreements”) and (ii) all the Company’s obligations to reimburse other parties for expenses related to the settlement, including the previously disclosed legal fees of approximately $787 and the previously disclosed settlement costs of approximately $950.

The individual purportedly acting as a “relator” under the False Claims Act has appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31,000 that was paid by the Company to those states that do not have legislation providing for a “relator’s share.” The purported relator has asserted for the first time on appeal that the Company should be responsible for making such a payment to this individual. Oral argument of the appeal before the United States Court of Appeals for the Third Circuit was heard on May 8, 2007. The Company believes that this claim against it is without merit and does not expect the result of the appeal to have a material effect on it.

In addition to the Settlement Agreements, on October 31, 2005, the Company entered into a five-year corporate integrity agreement with HHS/OIG (the “Corporate Integrity Agreement”) pursuant to which the Company is required, among other things, to keep in place the Company’s current compliance program, to

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company continues to cooperate with the SEC’s ongoing investigation. Based on all information currently available to it, the Company does not anticipate that the results of the SEC’s ongoing investigation will have a material adverse effect on it, including by virtue of any obligations to indemnify current or former officers and directors.

Securities Litigation

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary, and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between the Company and the Benevolent Fund, a nonprofit organization affiliated with certain former members of the Company’s senior management. These 22 complaints were consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of the Company’s securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee State Court. The Company removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions. The District Court appointed lead plaintiffs in the consolidated action, and those lead plaintiffs filed a consolidated amended complaint on October 21, 2003 alleging that the Company, through some of its executive officers, former executive officers, directors, and former directors, made false or misleading statements concerning its business, financial condition, and results of operations during periods beginning February 16, 1999 and continuing until March 10, 2003. Plaintiffs in the consolidated action also named the underwriters of the Company’s November 2001 public offering as defendants. The Company and other defendants filed motions to dismiss the consolidated amended complaint.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On January 9, 2007, the Court granted final approval of the Settlement Agreement. The Settlement Agreement provides for a settlement amount of $38,250 which has been fully funded by the Company’s insurance carriers on the Company’s behalf and placed into an escrow account controlled by the Court.

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

Other Legal Proceedings

Elan Corporation, plc (“Elan”) was working to develop a modified release formulation of Sonata®, which the Company refers to as Sonata® MR, pursuant to an agreement the Company had with Elan which the Company refers to as the Sonata® MR Development Agreement. In early 2005, the Company advised Elan that it considered the Sonata® MR Development Agreement terminated for failure to satisfy the target product profile required by the Company. Elan disputed the termination and initiated an arbitration proceeding. During December of 2006, the arbitration panel reached a decision in favor of Elan and ordered the Company to pay Elan certain milestone payments and other research and development related expenses of approximately $49,800, plus interest from the date of the decision. The Company recorded approximately $45,100 in the fourth quarter of 2006 and had previously recorded $5,000 in 2004, related to this arbitration. In January 2007, the Company paid Elan approximately $50,100, which included interest of approximately $300.

Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): United States Patent No. 5,061,722 (the “722 patent”), a composition of matter patent, and United States Patent No. 5,403,856 (the “856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ’722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce the rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30-month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the Court granted Cobalt summary judgment of non-infringement of the ’856 patent. The Court’s decision does not affect Cobalt’s infringement of the ’722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal.

The Company has received a request for information from the U.S. Federal Trade Commission (“FTC”) in connection with the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984. The Company is cooperating with the FTC in this investigation.

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, the Company filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Lupin provides the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. On June 5, 2006, the Court granted King summary judgment and found Lupin to infringe the ’722 patent. On June 14, 2006, during the trial, the Court dismissed Lupin’s unenforceability claims as a matter of law, finding the ’722 patent enforceable. On July 18, 2006, the Court upheld the validity of the ’722 patent. Lupin filed a notice of appeal on July 19, 2006. All appellate briefing was completed as of March 19, 2007, and the parties are waiting for the Court to set a date for oral argument.

The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. If a generic version of Altace® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of March 31, 2007, the Company had net intangible assets related to Altace® of $215,939. If a generic version of Altace® enters the market, the Company may have to write off a portion or all of the intangible assets associated with this product.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma have each filed Paragraph IV certifications against the ’128 and ’102 patents and are alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg Skelaxin® product.

Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma provided the Company with an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. That 30-month stay expired in July 2005. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court and has not expired yet. The Court has reserved judgment on the length of the tolling period. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was served and consolidated with Eon Labs’ 800 mg case. The Court also set a briefing schedule in the CorePharma case for the Company’s motion to dismiss for lack of case or controversy and for a CorePharma motion for summary judgment of non-infringement. By the current schedule, motions are scheduled to be fully briefed by July 2007 and oral argument heard in August 2007. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.

On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ’128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. The Company filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent, and prohibit the removal of information corresponding to the use listed in the Orange Book. The Company concurrently filed a petition for stay of action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated the Company’s Citizen Petition.

On March 12, 2004, the FDA sent a letter to the Company explaining that its proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a petition for stay of action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior petition for stay, supplement, and opposition to the Company’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. On February 13, 2007, the Company filed another supplement to the Company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission.

If the Company’s Amended Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of March 31, 2007, the Company had net

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets related to Skelaxin® of $150,949. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic version of Skelaxin® in the event the Company faces generic competition for Skelaxin®. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.

Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “877 patent”), a method-of-use patent with an expiration date of May 2009, is assigned to the Company and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 patent and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. The Company and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005 in the United States District Court for the District of Delaware to enforce their rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor Pharma stipulated to infringement of the asserted claims of the ’877 patent. Trial in this action began on February 12, 2007 and concluded on February 28, 2007. Pursuant to the current schedule, post-trial briefing should conclude in June 2007. The Company intends to vigorously enforce its rights under the ’877 patent. Sicor is also involved in litigation with Item Development AB regarding U.S. Patent No. 5,731,296 (the “296 patent”), a method-of-use patent with an expiration date of March 2015, which is also listed in the Orange Book for Adenoscan®. Trial of the ‘296 patent occurred simultaneously with the ’877 patent. Post-trial briefing for the ’296 patent trial will follow the same schedule as the ’877 patent trial. Entry by Teva’s adenosine generic product is contingent upon its defeating both the ’296 and ’877 patents. If a generic version of Adenoscan® enters the market or competitive products enter the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “538 patent”) listed in the Orange Book, a composition of matter patent which expires in June 2008. In August 2005, King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provides the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. On September 25, 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the ’538 patent. In October 2006, Teva filed a summary judgment motion on the grounds that the ’538 patent is unenforceable due to breach in the common ownership requirement for terminally disclaimed patents. The Company filed its opposition brief in November 2006. Oral argument was heard on January 10, 2007, and the Court subsequently denied Teva’s summary judgment motion. The Company has filed a motion for summary judgment to dispose of the case, and Teva filed a cross-motion for summary judgment. The Company intends to vigorously enforce its rights under the ’538 patent. As of March 31, 2007, the Company had no net intangible assets related to Sonata®. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

Other Contingencies

The Company has a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement requires the Company to purchase certain minimum levels of ramipril as long as the Company maintains market exclusivity for Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. If the Company is unable to maintain market exclusivity for Altace® in accordance with current expectations and/or if the Company’s product life cycle management is not successful, the Company may incur losses in connection with the purchase commitments under the supply agreement. In the event the Company incurs losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon the Company’s results of operations and cash flows.

The Company orders metaxalone, the active ingredient in Skelaxin®, from two suppliers. If sales of Skelaxin® are not consistent with current forecasts, the Company could incur losses in connection with purchase commitments for metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

9.	Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is in the process of evaluating the effect of SFAS No. 157 on its financial statements and is planning to adopt this standard in the first quarter of 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect of SFAS No. 159 on its financial statements and is planning to adopt this standard in the first quarter of 2008.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the variability in practice associated with measurement and recognition of tax benefits. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of applying FIN 48 of $1,523 as a reduction to the opening balance of retained earnings. The total net liability under FIN 48 as of January 1, 2007 was $34,152. See Note 10, “Income Taxes,” for additional information.

10.	Income Taxes

The Company’s effective income tax rate varied from the statutory rate for the three months ended March 31, 2007 primarily due to tax benefits related to tax-exempt interest income and domestic

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing deductions, which benefits were partially offset by state taxes. The Company’s effective tax rate varied from the statutory rate for the three months ended March 31, 2006 primarily due to tax benefits related to charitable contributions of inventory, tax-exempt interest income, and domestic manufacturing deductions, which benefits were partially offset by state taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recorded a $1,523 increase to the net liability for unrecognized tax positions, which was recorded as a reduction to the opening balance of retained earnings as of January 1, 2007. The total liability recorded under FIN 48, as of January 1, 2007, was $34,152, including interest and penalties of $3,147 and $2,702, respectively.

As of March 31, 2007, the total liability recorded under FIN 48 was $35,137. The total amount of unrecognized tax benefits as of March 31, 2007, was $28,819, all of which would benefit the effective tax rate if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company’s Condensed Consolidated Balance Sheet as of March 31, 2007 includes interest and penalties of $3,590 and $2,728, respectively.

Included in the balance of unrecognized tax benefits at March 31, 2007, was $5,792 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised primarily of items related to expiring statutes.

As of March 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006.

11.	Segment Information

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies (“Meridian”), royalties, contract manufacturing and all other. Branded pharmaceuticals includes a variety of branded prescription products that are separately categorized into four therapeutic areas: cardiovascular/metabolic, neuroscience, hospital/acute care, and other. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian develops, manufactures, and sells to both commercial and government markets pharmaceutical products that are administered with an auto-injector. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions and which is marketed, distributed and sold by Dey, L.P. except in Canada where it is marketed, distributed and sold by the Company. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues, segment profit (excluding depreciation, amortization and impairments) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceuticals segment. The Company’s revenues are substantially all derived from activities within the United States and Puerto Rico where substantially all of its assets are located.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006

Total revenues:
Branded pharmaceuticals	$449,087	$417,620
Meridian Medical Technologies	43,015	41,284
Royalties	20,324	19,636
Contract manufacturing	158,386	121,282
Other	396	—
Eliminations	(155,178)	(115,587)

Consolidated total net revenues	$516,030	$484,235

Segment profit:
Branded pharmaceuticals	$362,213	$352,229
Meridian Medical Technologies	24,575	22,037
Royalties	17,881	17,266
Contract manufacturing	204	299
Other	(297)	—
Other operating costs and expense	(236,721)	(319,590)
Other income (expense)	6,698	3,488

Income from continuing operations before tax	$174,553	$75,729

	As of	As of
	March 31,	December 31,
	2007	2006

Total assets:
Branded pharmaceuticals	$2,994,917	$2,994,580
Meridian Medical Technologies	296,091	294,455
Royalties	28,110	21,626
Contract manufacturing	14,352	18,870
Other	—	—

Consolidated total assets	$3,333,470	$3,329,531

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended
	March 31,
	2007	2006

Total revenues:
Cardiovascular/metabolic	$194,390	$203,868
Neuroscience	145,370	119,893
Hospital/acute care	94,930	81,016
Other	14,397	12,843

Consolidated branded pharmaceutical revenues	$449,087	$417,620

12.	Restructuring Activities

During 2006, the Company decided to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility by the end of 2008. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $13,000 through the end of 2008, of which approximately $11,000 is associated with accelerated depreciation and approximately $2,000 is associated with employee termination costs.

The types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	March 31,
	2006	Impact	Payments	Costs	2007

First quarter of 2007 action
Employee separation payments	$—	$460	$—	$—	$460
Third quarter of 2006 action
Employee separation payments	2,163	—	—	—	2,163
Accelerated depreciation(1)	—	1,500	—	(1,500)	—
Fourth quarter of 2005 action
Employee separation payments	521	—	—	—	521

	$2,684	$1,960	$—	$(1,500)	$3,144

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2007 relate to the branded pharmaceutical segment. The accrued employee separation payments as of March 31, 2007 are expected to be paid by the end of 2008.

13.	Investments in Debt Securities

The Company invests its excess cash in auction rate securities as part of its cash management strategy. Auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven to 35 days. As of the three months ended March 31, 2007 and December 31, 2006, there were no cumulative gross unrealized gains or losses on investments in debt securities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Marketable Securities

As of March 31, 2007 and December 31, 2006, the Company’s investment in Palatin Technologies, Inc. common stock had a cost basis of $12,242 and there were cumulative unrealized holding losses of $1,742 and $664, respectively.

15.	Stock-Based Compensation

During March 2007, under its Incentive Plan, the Company granted to certain employees 179,210 RSAs, 655,840 LPUs with a one year performance cycle, 158,610 LPUs with a three year performance cycle and 352,510 nonqualified stock options.

The RSAs are grants of shares of common stock restricted from sale or transfer for three years from grant date.

The LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. LPUs with a one-year performance cycle, followed by a two-year restriction period, will be earned based on 2007 operating targets. LPUs with a three-year performance cycle will be earned based on market-related performance targets over the years 2007 through 2009. At the end of the applicable performance period, the number of shares of common stock awarded is determined by adjusting upward or downward from the performance target in a range between 0% and 200%. The final performance percentage on which the number of shares of common stock issued is based, considering performance metrics established for the performance period, will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion.

The nonqualified stock options were granted at option prices equal to the fair market value of the common stock at the date of grant and vest approximately in one-third increments on each of the first three anniversaries of the grant date.

16.	Change in Estimate

The Company’s calculation of its product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. The Company also considers current wholesale inventory levels of the Company’s products. Because actual returns related to sales in prior periods were lower than the Company’s original estimates, it recorded a decrease in its reserve for returns in each of the first quarter of 2007 and the first quarter of 2006. During the first quarter of 2007, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5,000. During the first quarter of 2006, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2006 operating income was an increase of approximately $6,000.

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

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended
	March 31,
	2007	2006

Total revenues	$(222)	$(250)
Operating loss	(220)	(247)
Net loss	$(141)	$(158)

Discontinued operations during 2007 and 2006 are primarily due to changes in estimated reserves for returns and rebates.

18.	Guarantor Financial Statements

On April 23, 2002, the Company established a $400,000 five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007 (the “2002 Credit Facility”). On April 19, 2007, this facility was terminated and replaced with a new $475,000 five-year Senior Secured Revolving Credit Facility which matures in April 2012 (the “2007 Credit Facility”).

Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the Notes and under the 2002 Credit Facility on a joint and several basis.

Four of the Guarantor Subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc., have guaranteed on a full, unconditional and joint and several basis the Company’s performance under the 2007 Credit Facility.

There are no restrictions under the Company’s current financing arrangements, and there were no restrictions under the 2002 Credit Facility, on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2007					December 31, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$48,514	$6,531	$5,166	$—	$60,211	$101,210	$8,749	$3,818	—	$113,777
Investments in debt securities	758,205	—	—	—	758,205	890,185	—	—	—	890,185
Accounts receivable, net	441	262,239	862	—	263,542	3,056	260,353	2,058	—	265,467
Inventories	167,546	39,909	430	—	207,885	176,389	38,814	255	—	215,458
Deferred income tax assets	11,552	49,600	—	—	61,152	30,051	51,940	—	—	81,991
Prepaid expenses and other current assets	35,943	12,345	31	—	48,319	99,678	6,891	26	—	106,595

Total current assets	1,022,201	370,624	6,489	—	1,399,314	1,300,569	366,747	6,157	—	1,673,473

Property, plant and equipment, net	113,639	193,023	—	—	306,662	109,572	197,464	—	—	307,036
Intangible assets, net	—	1,112,838	2,906	—	1,115,744	—	848,425	2,966	—	851,391
Goodwill	—	121,152	—	—	121,152	—	121,152	—	—	121,152
Marketable securities	10,500	—	—	—	10,500	11,578	—	—	—	11,578
Deferred income tax assets	(1,613)	281,079	820	—	280,286	(2,111)	272,868	797	—	271,554
Other assets	41,190	58,622	—	—	99,812	40,142	53,205	—	—	93,347
Investments in subsidiaries	1,568,095	—	—	(1,568,095)	—	2,615,029	—	—	(2,615,029)	—

Total assets	$2,754,012	$2,137,338	$10,215	$(1,568,095)	$3,333,470	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,997	$19,631	$433	$—	$67,061	$51,671	$25,063	$424	$—	$77,158
Accrued expenses	31,419	322,252	4	—	353,675	134,089	376,051	(3)	—	510,137
Income taxes payable	42,936	1,279	—	—	44,215	28,045	2,456	—	—	30,501

Total current liabilities	121,352	343,162	437	—	464,951	213,805	403,570	421	—	617,796

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other liabilities	51,314	7,498	—	—	58,812	16,243	6,886	—	—	23,129
Intercompany payable (receivable)	(228,361)	228,038	323	—	—	1,156,125	(1,168,516)	12,391	—	—

Total liabilities	344,305	578,698	760	—	923,763	1,786,173	(758,060)	12,812	—	1,040,925

Shareholders’ equity	2,409,707	1,558,640	9,455	(1,568,095)	2,409,707	2,288,606	2,617,921	(2,892)	(2,615,029)	2,288,606

Total liabilities and shareholders’ equity	$2,754,012	$2,137,338	$10,215	$(1,568,095)	$3,333,470	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2007					Three Months Ended March 31, 2006
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$127,762	$495,261	$49	$(127,366)	$495,706	$97,832	$462,668	$1,557	$(97,458)	$464,599
Royalty revenue	—	20,324	—	—	20,324	—	19,636	—	—	19,636

Total revenues	127,762	515,585	49	(127,366)	516,030	97,832	482,304	1,557	(97,458)	484,235

Operating costs and expenses:
Cost of revenues	47,186	191,442	192	(127,366)	111,454	37,355	151,782	725	(97,458)	92,404
Selling, general and administrative	70,867	97,574	(129)	—	168,312	49,086	121,661	(404)	—	170,343
Research and development	788	31,483	—	—	32,271	873	114,009	—	—	114,882
Depreciation and amortization	4,797	30,821	60	—	35,678	4,010	30,295	60	—	34,365
Restructuring charges	460	—	—	—	460	—	—	—	—	—

Total operating costs and expenses	124,098	351,320	123	(127,366)	348,175	91,324	417,747	381	(97,458)	411,994

Operating income (loss)	3,664	164,265	(74)	—	167,855	6,508	64,557	1,176	—	72,241
Other income (expense):
Interest income	9,223	39	4	—	9,266	5,853	107	—	—	5,960
Interest expense	(2,003)	(22)	—	—	(2,025)	(2,981)	(3)	—	—	(2,984)
Gain on early extinguishment of debt	—	—	—	—	—	1,022	—	—	—	1,022
Other, net	(559)	(45)	61	—	(543)	(57)	(534)	81	—	(510)
Equity in earnings (loss) of subsidiaries	108,944	—	—	(108,944)	—	51,218	—	—	(51,218)	—
Intercompany dividend income	969,849	—	—	(969,849)	—	—	—	—	—	—
Intercompany interest (expense) income	(4,937)	4,995	(58)	—	—	(10,649)	10,781	(132)	—	—

Total other income (expense)	1,080,517	4,967	7	(1,078,793)	6,698	44,406	10,351	(51)	(51,218)	3,488

Income (loss) from continuing operations before income taxes	1,084,181	169,232	(67)	(1,078,793)	174,553	50,914	74,908	1,125	(51,218)	75,729
Income tax expense (benefit)	(1,581)	60,104	(24)	—	58,499	237	24,263	394	—	24,894

Income (loss) from continuing operations	1,085,762	109,128	(43)	(1,078,793)	116,054	50,677	50,645	731	(51,218)	50,835

Discontinued operations:
(Loss) income from discontinued operations, including loss on impairment	—	(220)	—	—	(220)	—	(247)	—	—	(247)
Income tax (benefit) expense	—	(79)	—	—	(79)	—	(89)	—	—	(89)

(Loss) income from discontinued operations, net	—	(141)	—	—	(141)	—	(158)	—	—	(158)

Net income (loss)	$1,085,762	$108,987	$(43)	$(1,078,793)	$115,913	$50,677	$50,487	$731	$(51,218)	$50,677

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2007				Three Months Ended March 31, 2006
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows from operating activities of continuing operations	$10,345	$96,714	$1,025	$108,084	$(38,462)	$33,187	$(317)	$(5,592)

Cash flows from investing activities of continuing operations:
Transfers from (to) restricted cash	(148)	—	—	(148)	130,279	—	—	130,279
Purchases of investments in debt securities	(383,925)	—	—	(383,925)	(192,275)	—	—	(192,275)
Proceeds from maturities and sales of investments in debt securities	515,905	—	—	515,905	200,784	—	—	200,784
Acquisition of Avinza®	(23)	(290,528)	—	(290,551)	—	—	—	—
Loan repayment from Ligand	37,750	—	—	37,750	—	—	—	—
Purchases of property, plant and equipment	(8,105)	(3,680)	—	(11,785)	(5,095)	(3,673)	—	(8,768)
Proceeds from sale of property and equipment	—	3	—	3	—	—	—	—
Purchases of product rights	—	(6,452)	—	(6,452)	—	(23,926)	—	(23,926)
Arrow International Limited collaboration agreement	—	(25,000)	—	(25,000)	—	(35,000)	—	(35,000)

Net cash provided by (used in) investing activities of continuing operations	161,454	(325,657)	—	(164,203)	133,693	(62,599)	—	71,094

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	2,462	—	—	2,462	6,468	—	—	6,468
Excess tax benefit from stock-based compensation	91	—	—	91	274	—	—	274
Proceeds from issuance of long-term debt	—	—	—	—	400,000	—	—	400,000
Payments on long-term debt	—	—	—	—	(163,350)	—	—	(163,350)
Debt issuance costs	—	—	—		(10,610)	—	—	(10,610)
Intercompany	(227,048)	226,725	323	—	(29,304)	28,761	543	—

Net cash provided by (used in) financing activities of continuing operations	(224,495)	226,725	323	2,553	203,478	28,761	543	232,782

Increase (decrease) in cash and cash equivalents	(52,696)	(2,218)	1,348	(53,566)	298,709	(651)	226	298,284
Cash and cash equivalents, beginning of period	101,210	8,749	3,818	113,777	26,802	1,071	2,141	30,014

Cash and cash equivalents, end of period	$48,514	$6,531	$5,166	$60,211	$325,511	$420	$2,367	$328,298

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors‘ set out below and in our Annual Report on Form 10-K for the year ended December 31, 2006, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2006; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Recent Developments

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed our acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. For additional information, please see Note 5, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, “Financial Statements.”

On January 9, 2007, we obtained an exclusive license to certain of Vascular Solutions, Inc.’s (“Vascular Solutions”) hemostatic products, including products which we expect to market as Thrombi-Padtm and Thrombi-Gel® hemostats. The license also includes a product we expect to market as Thrombi-Pastetm, which is currently in development. Each of these products includes our Thrombin-JMI® product as a component. Vascular Solutions will manufacture for us the products covered by the license. For additional information, please see Note 5, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, “Financial Statements.”

On April 19, 2007, we announced that we have positive top-line results from the Phase III clinical trial evaluating the efficacy and safety of our Altace® diuretic fixed-dose combination product. We are evaluating the trial data and expect to present the findings in detail at an upcoming scientific conference.

II. RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

The following table summarizes total revenues and cost of revenues by operating segment:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Total Revenues
Branded pharmaceuticals	$449,087	$417,620
Meridian Medical Technologies	43,015	41,284
Royalties	20,324	19,636
Contract manufacturing	3,208	5,695
Other	396	—

Total revenues	$516,030	$484,235
Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded pharmaceuticals	$86,874	$65,391
Meridian Medical Technologies	18,440	19,247
Royalties	2,443	2,370
Contract manufacturing	3,004	5,396
Other	693	—

Total cost of revenues	$111,454	$92,404

The following table summarizes our gross to net sales deductions:

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Gross Sales	$634,839	$607,859
Commercial Rebates	48,938	56,278
Medicare Part D Rebates	14,966	11,168
Medicaid Rebates	8,718	8,712
Chargebacks	23,645	29,390
Returns	(1,254)	(702)
Trade Discounts/Other	24,018	19,028

	515,808	483,985
Discontinued Operations	(222)	(250)

Net Sales	$516,030	$484,235

Gross sales were higher in 2007 compared to 2006 primarily due to price increases and the acquisition of Avinza® on February 26, 2007.

During January 2006, the Medicare Prescription Drug Improvement and Modernization Act became effective, which provides outpatient prescription drug coverage to senior citizens and certain disabled citizens in the United States. We have contracts with organizations that administer the Medicare Part D Program which require us to pay rebates based on contractual pricing and actual utilization under the plans. Initial enrollment in the Medicare Part D Program was open through the middle of the second quarter of 2006.

The following tables provide the activity and ending balances for our significant gross to net categories.

Accrual for Rebates, including Administrative Fees:

	2007	2006

Balance at January 1, net of prepaid amounts	$53,765	$126,240
Current provision related to sales made in current period	72,088	79,690
Current provision related to sales made in prior periods	534	(3,532)
Rebates paid	(67,255)	(115,998)

Balance at March 31, net of prepaid amounts	$59,132	$86,400

Rebates include commercial rebates and Medicaid and Medicare rebates.

During the first quarter of 2006, we paid approximately $129.3 million related to (i) the settlement agreements with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 and (ii) similar state settlement agreements. For a discussion regarding this settlement, please see “Settlement of Governmental Pricing Investigation” included in Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.” Of the $129.3 million paid in the first quarter of 2006, approximately $64.0 million reduced the rebate accrual and is reflected in “Rebates paid” in the table above.

In addition, during the first quarter of 2006, we delayed our regular periodic Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. For a discussion regarding this investigation, please see Note 8, “Commitments and Contingencies”, in Part I, “Financial Statements.” In 2007, the utilization of overpayments reduced our rebate payments by approximately $2.3 million and has therefore reduced “Rebates paid” in the table above.

Accrual for Returns (in thousands):

	2007	2006

Balance at January 1	$42,001	$50,902
Current provision	(1,254)	(702)
Actual returns	(6,295)	(7,692)

Ending balance at March 31	$34,452	$42,508

Our calculation for product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. We also consider current wholesale inventory levels of our products. Because actual returns related to sales in prior periods were lower than our original estimates, we recorded a decrease in our reserve for returns in each of the first quarter of 2007 and the first quarter of 2006. During the first quarter of 2007, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5.0 million. During the first quarter of 2006, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The “Accrual for Returns” table above reflects these adjustments as a reduction in the current provision. The effect of the change in estimate on first quarter 2006 operating income was an increase of approximately $6.0 million.

Accrual for Chargebacks (in thousands):

	2007	2006

Balance at January 1	$13,939	$13,153
Current provision	23,645	29,390
Actual chargebacks	(26,557)	(25,972)

Ending balance at March 31	$11,027	$16,571

Branded Pharmaceuticals Segment

	For the Three Months		Change
	Ended March 31,		2007 vs. 2006
	2007	2006	$	%
	(In thousands)

Branded pharmaceutical revenue:
Altace®	$156,620	$158,848	$(2,228)	(1.4)%
Skelaxin®	112,118	98,626	13,492	13.7
Thrombin-JMI®	63,975	58,197	5,778	9.9
Avinza®	9,399	—	9,399	—
Levoxyl®	22,057	30,955	(8,898)	(28.7)
Sonata®	23,853	21,267	2,586	12.2
Other	61,065	49,727	11,338	22.8

Total revenue	449,087	417,620	31,467	7.5
Cost of revenues, exclusive of depreciation, amortization and impairments	86,874	65,391	21,483	32.9

Net sales from branded pharmaceutical products were higher in 2007 than in 2006 primarily due to price increases and the acquisition of Avinza® on February 26, 2007. Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Avinza®, Levoxyl®, and Sonata® remain at normalized levels as of March 31, 2007. We estimate that wholesale and retail inventories of our products as of March 31, 2007 represent gross sales of approximately $180.0 million to $190.0 million. For a discussion regarding the potential risk of generic competition for Altace®, Skelaxin®, and Sonata®, please see Note 8 “Commitments and Contingencies,” in Part I, “Financial Statements.”

Sales of Key Products

Altace®

Net sales of Altace® decreased slightly in 2007 from 2006. We increased prices on Altace® during the fourth quarter of 2006, which was offset by a decrease in prescriptions. Total prescriptions for Altace® decreased approximately 4.9% in 2007 from 2006 according to IMS America, Ltd. (“IMS”) monthly prescription data.

For a discussion regarding the risk of potential generic competition for Altace®, please see Note 8, “Commitments and Contingencies” in Part I, “Financial Statements.”

Skelaxin®

Net sales of Skelaxin® increased in 2007 from 2006 primarily due to a price increase taken in the fourth quarter of 2006 and a reduction in reserves for returns as discussed above. Total prescriptions for Skelaxin® increased approximately 0.3% in 2007 from 2006 according to IMS monthly prescription data. We do not believe net sales of Skelaxin® will continue to increase at the rate experienced in the first quarter of 2007.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in 2007 compared to 2006 primarily due to a price increase taken in the fourth quarter of 2006. We believe Thrombin-JMI® net sales in 2007 may not continue to increase at the rate experienced in the first quarter of 2007 due to the potential introduction of new competitors in the market in the second half of 2007.

Avinza®

On September 6, 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. First-quarter 2007 net sales of Avinza® reflect sales occurring from February 26, 2007 through March 31, 2007.

Levoxyl®

Net sales of Levoxyl® decreased in 2007 compared to 2006 primarily due to a decrease in prescriptions in 2007, partially offset by price increases taken in the fourth quarter of 2006. During the first quarter of 2006, net sales of Levoxyl® benefited from a favorable change in estimate of approximately $7.0 million in the product’s reserve for Medicaid rebates as a result of the government pricing investigation settlement. This benefit was substantially offset by increases in Medicaid rebate reserves for other products as a result of the settlement. Total prescriptions for Levoxyl® were approximately 11.4% lower in 2007 than in 2006 according to IMS monthly prescription data. While prescriptions for this product may continue to decline in 2007, we believe the rate of any decline may be lower than that experienced in 2006.

Sonata®

Net sales of Sonata® were higher in 2007 than in 2006 primarily due to an increase in wholesale inventory levels of Sonata® in 2007 and price increases taken in the fourth quarter of 2006, partially offset by a decrease in prescriptions during 2007 compared to 2006. Total prescriptions for Sonata® decreased approximately 14.1% in 2007 from 2006 according to IMS monthly prescription data. The decrease in prescriptions during 2007 was primarily due to new competitors that entered the market in 2005. We do not believe net sales of Sonata® will continue to increase at the rate experienced in the first quarter of 2007. We have experienced periodic stock-outs in our inventory of Sonata® due to problems with production experienced by the third-party manufacturer of Sonata®. Based on our conversations with the manufacturer, and our current levels of inventory and demand for the product, we do not currently anticipate further stock-outs. However, if we do experience additional stock-outs, they would likely negatively affect net sales of Sonata® in future quarters. We are currently working to transfer the manufacture of Sonata® to another manufacturer.

For a discussion regarding the risk of potential generic competition for Sonata®, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

Other

Net sales of other branded pharmaceutical products were higher in 2007 compared to 2006 primarily due to an increase in net sales of Bicillin® and price increases which were partially offset by decreases in prescriptions. We completed construction of facilities to produce Bicillin® at our Rochester, Michigan location and began commercial production in the fourth quarter of 2006 and replenished wholesale inventories of the product during the first quarter of 2007. Accordingly, we believe net sales of Bicillin® may be lower in future quarters than that experienced in the first quarter of 2007. Additionally, most of our other branded pharmaceutical products are not promoted through our sales force and prescriptions for many of these products are declining. Considering all of these factors, we do not believe net sales of other branded pharmaceutical products will continue to increase at the rate experienced in the first quarter of 2007.

Cost of Revenues

Cost of revenues from branded pharmaceutical products increased in 2007 from 2006 primarily due to an increase in royalties associated with Skelaxin® and Avinza®.

Meridian Medical Technologies

For the Three Months	Change
Ended March 31,	2007 vs. 2006
2007	2006	$	%
(In thousands)

Meridian Medical
Technologies revenue	$43,015	$41,284	$1,731	4.2%
Cost of revenues, exclusive of depreciation, amortization and impairments	18,440	19,247	(807)	(4.2)

Revenues from Meridian Medical Technologies increased in 2007 compared to 2006 primarily due to increases in unit sales of Epipen® to Dey, L.P., as well as revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory LTD on March 1, 2006, partially offset by decreases in unit sales of other products to the government. Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from Meridian Medical Technologies fluctuate based on the buying patterns of Dey, L.P. and the government. Total prescriptions for Epipen® in the United States increased approximately 5.1% in 2007 compared to 2006 according to IMS monthly prescription data.

Royalties

	For the Three Months		Change
	Ended March 31,		2007 vs. 2006
	2007	2006	$	%
	(In thousands)

Royalty revenue	$20,324	$19,636	$688	3.5%
Cost of revenues, exclusive of depreciation, amortization and impairments	2,443	2,370	73	3.1

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product and, thus, are not able to predict whether revenue from royalties will increase or decrease in future periods. For a discussion regarding the potential risk of generic competition for Adenoscan®, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

Contract Manufacturing

	For the Three Months		Change
	Ended March 31,		2007 vs. 2006
	2007	2006	$	%
	(In thousands)

Contract manufacturing revenue	$3,208	$5,695	$(2,487)	(43.7)%
Cost of revenues, exclusive of depreciation, amortization and impairments	3,004	5,396	(2,392)	(44.3)

Revenues and cost of revenues from contract manufacturing decreased in 2007 compared to 2006 due to a lower volume of units manufactured for third parties.

Operating Costs and Expenses

	For the Three Months		Change
	Ended March 31,		2007 vs. 2006
	2007	2006	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments	$111,454	$92,404	$19,050	20.6%
Selling, general and administrative	168,312	170,343	(2,031)	(1.2)
Research and development	32,271	114,882	(82,611)	(71.9)
Depreciation and amortization	35,678	34,365	1,313	3.8
Restructuring charges	460	—	460	—

Total operating costs and expenses	$348,175	$411,994	$(63,819)	(15.5)%

Selling, General and Administrative Expenses

	For the Three Months		Change
	Ended March 31,		2007 vs. 2006
	2007	2006	$	%
	(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$122,354	$105,054	$17,300	16.5%
Co-promotion fees	45,958	65,289	(19,331)	(29.6)

Total selling, general and administrative	$168,312	$170,343	$(2,031)	(1.2)%

As a percentage of total revenues, total selling, general, and administrative expenses were 32.6% and 35.2% in 2007 and 2006, respectively.

Total selling, general and administrative expenses decreased in 2007 compared to 2006 primarily due to a decrease in co-promotion fees that we pay to Wyeth under the Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”), partially offset by an increase in operating expenses associated with sales and marketing. While Altace® net sales were consistent, the co-promotion fee decreased due to a lower co-promotion fee average rate during 2007 as a result of the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

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

Selling, general and administrative expense includes special items of $1.1 million and $3.0 million during 2007 and 2006, respectively, primarily due to professional fees related to the now-completed investigation of our company by the HHS/OIG and the partially completed investigation by the SEC and private plaintiff securities litigation. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

Research and Development Expense

	For the Three Months		Change
	Ended March 31,		2007 vs. 2006
	2007	2006	$

Research and development	$32,271	$29,882	$2,389
Research and development — in process upon acquisition	—	85,000	(85,000)

Total research and development	$32,271	$114,882	$(82,611)

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses have continued to increase over time as our development programs have progressed to later stages of clinical development, which later stages are much more expensive than earlier stages. Additionally, research and development expense has continued to increase as we have added late-stage products in development to our portfolio. Our business model continues to focus on adding to our research and development pipeline through the acquisition of novel branded pharmaceutical products and technologies in later stages of development. Accordingly, we anticipate this category of expense to continue to increase in 2007.

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items, and in 2006 they included a charge equaling $85.0 million for our acquisition of in-process research and development associated with our collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future NDAs regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of new formulations of ramipril for us. However, under certain conditions, we may manufacture and supply the formulations of ramipril instead of Arrow. Arrow will earn fees for the manufacture and supply of the new formulations of ramipril. Arrow filed an NDA for a tablet formulation of ramipril in January 2006. At the time of our acquisition of this project, its success was dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of these agreements was approximately $3.5 million. The FDA approved the NDA for the tablet formulation of ramipril on February 27, 2007. We expect to launch the tablet formulation of ramipril during the fourth quarter of 2007 or the first quarter of 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense in 2007 was consistent with 2006. On February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date. As a result, we expect depreciation and amortization expense to increase in the second quarter of 2007. For additional information, please see, Note 5, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part 1, “Financial Statements.” Depreciation and amortization expense in 2007 includes a special item consisting of a $1.5 million charge associated with accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by the end of 2008.

As of March 31, 2007, the net intangible assets associated with Intal®, Tilade® and Synercid® totaled approximately $123.7 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain generic companies have challenged patents on Altace® and Skelaxin®. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.” If a

generic version of Altace® or Skelaxin® enters the market, we may have to write-off a portion or all of the intangible assets associated with these products.

Our Rochester, Michigan facility manufactures products for us and various third parties. As of March 31, 2007, the net carrying value of the property, plant and equipment at the Rochester facility, excluding that associated with the Bicillin® production facility, was $62.2 million. Overall production volume at this facility declined in recent years. We are currently transferring to this facility the manufacture of certain products that are currently manufactured by us at other facilities or for us by third parties. These transfers should increase production and cash flow at the Rochester facility. We currently believe that the long-term assets associated with the Rochester facility are not impaired based on estimated undiscounted future cash flows. However, if production volumes decline further or if we are not successful in transferring additional production to the Rochester facility, we may have to write-off a portion of the property, plant, equipment associated with this facility.

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

Non-Operating Items

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Interest income	$9,266	$5,960
Interest expense	(2,025)	(2,984)
Gain on early extinguishment of debt	—	1,022
Other, net	(543)	(510)

Total other income	6,698	3,488
Income tax expense	58,499	24,894
Discontinued operations	(141)	(158)

Total other income in 2006 includes a special item consisting of income of $1.0 million resulting from the early retirement of $165.0 million of our 2 3/4% Convertible Debentures due November 15, 2021.

Interest Income

Interest income increased during 2007 compared to 2006 primarily due to an increase in interest rates and a higher total balance of cash, cash equivalents and investments in debt securities in the first quarter of 2007.

Income Tax Expense

During 2007 and 2006, our effective income tax rate for continuing operations was 33.5% and 32.9%, respectively. This rate differs from the federal statutory rate of 35% in 2007 and 2006 primarily due to tax benefits related to tax-exempt interest income, domestic manufacturing and the effect of special items, which benefits were partially offset by state taxes. Additionally, the 2006 rate benefited from charitable contributions of inventory.

Discontinued Operations

During the first quarter of 2004, our Board of Directors approved management’s decision to market for divestiture some of our women’s health products, including Prefest® and Nordette®, which we sold in the fourth quarter of 2004. These product rights had identifiable cash flows that were largely independent of the cash flows of other groups of assets and liabilities and are classified as discontinued operations. Accordingly, all net sales, cost of revenues, selling, general and administrative costs, amortization and other operating costs associated with Prefest® and Nordette® are included in discontinued operations in 2007 and 2006. Discontinued operations during 2007 and 2006 are primarily related to changes in estimated reserves for returns and rebates.

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

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which matures in April 2012.

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed the acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289.6 million, consisting of $289.3 million in cash consideration and $0.3 million for the assumption of a short-term liability. Additionally, we incurred acquisition costs of $0.9 million. Of the cash payments made to Ligand, $15.0 million is set aside in an escrow account to fund potential liabilities that Ligand could later owe the Company.

As part of the transaction, we have agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. The royalty the we will pay to Ligand consists of a 15% royalty during the first 20 months after the closing date. Subsequent royalty payments to Ligand will be based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200.0 million, then the royalty payment will be 10% of all net sales up to $250.0 million, plus 15% of net sales greater than $250.0 million.

In connection with the transaction, on October 12, 2006, we entered into a loan agreement with Ligand for the amount of $37.8 million. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. On January 8, 2007, Ligand repaid the principal amount of the loan of $37.8 million and accrued interest of $0.9 million. Pursuant to the terms of the loan agreement with Ligand, we forgave the interest on the loan and repaid Ligand the interest at the time of closing the transaction to acquire Avinza®. Accordingly, we have not recognized interest income on the note receivable.

On January 9, 2007, we obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which we expect to market as Thrombi-Padtm and Thrombi-Gel®. The license also includes a product we expect to market as Thrombi-Pastetm, which is currently in development. Each of these products includes our Thrombin-JMI® topical hemostatic agent as a component. Vascular Solutions will manufacture and supply the products for us. Upon execution of the agreements, we made an initial payment to Vascular Solutions of $6.0 million, a portion of which is refundable in the event FDA approval for certain of these products is not received. In addition, we could make additional milestone payments of up to $2.0 million in cash.

On June 22, 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006, we entered into an Amended and Restated Co-Promotion Agreement with Wyeth regarding Altace®. Effective January 1, 2007, we assumed full responsibility for selling and marketing Altace®. For all of 2006, the Wyeth sales force promoted the product with us and Wyeth shared marketing expenses. We have paid or will pay Wyeth a reduced annual fee as follows:

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

On March 1, 2006, we acquired the exclusive right to market, distribute, and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. The aggregate amount of these payments will not exceed $13.2 million.

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

Upon execution of the agreements, we made an initial payment to Arrow of $35.0 million. During the fourth quarter of 2006 and the first quarter of 2007, we made additional payments of $25.0 million in each quarter to Arrow. Arrow will also receive aggregate future payments from us of $25.0 million during the second quarter of 2007. We classified these payments as in-process research and development expense in 2006. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

We entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt will have the non-exclusive right to distribute a generic version of our currently marketed Altace® product in the U.S. market, which would be supplied by us.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 due to the achievement of a certain milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin®.”

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

In August 2004, we entered into a collaborative agreement with Palatin Technologies, Inc. to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide for the treatment of male and female sexual dysfunction. In connection with this agreement, we agreed to pay potential milestone payments to Palatin of up to $100.0 million upon achieving certain development and regulatory approval targets, $10.0 million of which was paid in September 2005. In the event of regulatory approval and commercialization of bremelanotide, we may also pay potential net sales milestone payments to Palatin of up to $130.0 million.

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

Settlement of Governmental Pricing Investigation

As previously reported, during the first quarter of 2006, we paid approximately $129.3 million, comprising (i) all amounts due under the settlement agreements resolving the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 (the “Settlement Agreements”) and (ii) all our obligations to reimburse other parties for expenses related to the settlement, including the previously disclosed legal fees of approximately $0.8 million and the previously disclosed settlement costs of approximately $1.0 million.

The individual purportedly acting as a “relator” under the False Claims Act has appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31 million that was paid by us to those states that do not have legislation providing for a “relator’s share.” The purported relator has asserted for the first time on appeal that we should be responsible for making such a payment to this individual. Oral argument of the appeal before the United States Court of Appeals for the Third Circuit was heard on May 8, 2007. We believe that this claim against us is without merit and do not expect the result of the appeal to have a material effect on us.

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

Securities Litigation

As previously reported, on July 31, 2006 the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the federal securities litigation related to our underpayments of rebates owed to Medicaid and other governmental pricing programs and certain other matters. On January 9, 2007, the court granted final approval of the Settlement Agreement. The Settlement Agreement provides for a settlement amount of $38.3 million, which has been fully funded by our insurance carriers on our behalf and placed into an escrow account controlled by the court. For additional information about this settlement, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

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

Patent Challenges

Certain generic companies have challenged patents on Altace®, Skelaxin®, Sonata® and Adenoscan®. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.” If a generic version of Altace®, Skelaxin®, Sonata® or Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Net cash provided by (used in) operating activities	$108,084	$(5,592)

Our net cash from operations was higher in 2007 than in 2006 primarily due to our payment in 2006 of $129.3 million pursuant to the “Settlement Agreements” described in the section entitled “Settlement of Government Pricing Investigation” above. Our net cash flows from operations in 2007 includes a payment of $50.1 million resulting from a binding arbitration proceeding with Elan in 2006.

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the three months ended March 31, 2007 and 2006.

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Accounts receivable, net of allowance	$1,663	$(44,588)
Inventories	10,373	10,807
Prepaid expenses and other current assets	(12,446)	(22,750)
Accounts payable	(8,888)	(14,730)
Accrued expenses and other liabilities	(92,037)	(128,460)
Income taxes payable	47,498	53,021
Deferred revenue	(1,170)	(2,273)
Other assets	(7,008)	(3,579)
Deferred taxes	12,367	(27,295)

Total changes from operating assets and liabilities and deferred taxes	$(49,648)	$(179,847)

Investing Activities

	For the Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Net cash (used in) provided by investing activities	$(164,203)	$71,094

Investing activities in 2007 were driven by the acquisition of Avinza® during the first quarter of 2007 for $290.6 million, payments of $25.0 million under our collaboration agreement with Arrow and $6.0 million associated with the exclusive licenses acquired from Vascular Solutions. Capital expenditures during 2007 totaled $11.8 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. These payments were partially offset by net sales in investments in debt securities of $132.0 million and the collection of the loan to Ligand of $37.8 million.

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

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2007 of approximately $65.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, information technology systems and hardware, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Financing Activities

	For the
	Three Months
	Ended March 31,
	2007	2006
	(In thousands)

Net cash provided by financing activities	$2,553	$232,782

During 2006, we issued $400.0 million of 1 1/4% Convertible Senior Notes due April 1, 2026 and repurchased a portion of our outstanding 2 3/4% Convertible Debentures due November 15, 2021 for $163.4 million.

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

We also had available as of March 31, 2007 up to $399.0 million under a five-year senior secured revolving credit facility that we established in April 2002 (the “2002 Credit Facility”). The 2002 Credit Facility was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which is scheduled to mature in April 2012 (the “2007 Credit Facility”).

The 2002 Credit Facility was collateralized in general by all of our real estate with a value of $5.0 million or more and all of our personal property and that of our significant subsidiaries. Our obligations under this facility were unconditionally guaranteed on a senior basis by most of our subsidiaries. The 2002 Credit Facility accrued interest at our option, at either (a) the base rate, which was based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.75% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 1.0% to 1.75% (based on a leverage ratio). In addition, the lenders under the 2002 Credit Facility were entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. We incurred $5.1 million of deferred financing costs in connection with the establishment of this facility, which we amortized over five years, the life of the facility. The 2002 Credit Facility required us to maintain a minimum net worth of no less than $1.2 billion plus 50% of our consolidated net income for each fiscal quarter after April 23, 2002, excluding any fiscal quarter for which consolidated income was negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00 prior to April 24, 2004 and of no greater than 3.00 to 1.00 on or after April 24, 2004. As of March 31, 2007, we were in compliance with these covenants. As of March 31, 2007, we had $1.0 million outstanding for letters of credit under the 2002 Credit Facility.

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of our domestic subsidiaries and by a pledge of 65% of the equity of our foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by four of our subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc.

The 2007 Credit Facility accrues interest at our option, at either (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. The facility provides availability for the issuance of up to $30.0 million in letters of credit. We incurred $1.7 million of deferred financing costs in connection with the establishment of this facility, which we will amortize over five years, the life of the facility. This facility requires us to maintain a minimum net worth of no less than $1.5 billion plus 50% of our consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of closing on the new facility on April 19, 2007, we have available $474.0 million under this facility, with $1.0 million outstanding for letters of credit.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of March 31, 2007, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

Impact of Inflation

We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from sales growth negating most inflationary pressures.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are in the process of evaluating the effect of SFAS No. 157 on our financial statements and are planning to adopt this standard in the first quarter of 2008.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our financial statements and are planning to adopt this standard in the first quarter of 2008.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the variability in practice associated with measurement and recognition of tax benefits. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $1.5 million as a reduction to the opening balance of retained earnings as of January 1, 2007. The total net liability under FIN 48 as of January 1, 2007 was $34.2 million. See Note 10, “Income Taxes,” in Part I, “Financial Statements,” for additional information.

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

The gross carrying amount and accumulated amortization as of March 31, 2007 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value
	(In thousands)

Branded
Altace®	$276,150	$89,201	$186,949
Other Cardiovascular/metabolic	80,770	47,215	33,555

Cardiovascular/metabolic	356,920	136,416	220,504
Intal®	61,726	23,876	37,850
Other Hospital/acute care	189,018	61,391	127,627

Hospital/acute care	250,744	85,267	165,477
Skelaxin®	203,015	52,066	150,949
Sonata®	23,146	23,146	—

Neuroscience	226,161	75,212	150,949
Other	144,674	63,900	80,774

Total Branded	978,499	360,795	617,704
Meridian Medical Technologies	172,970	26,450	146,520
Royalties	2,470	2,135	335
Contract manufacturing	—	—	—
All other	—	—	—

Total trademark and product rights	$1,153,939	$389,380	$764,559

The amounts for impairments and amortization expense and the amortization period used for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	$—	$3,977	20	$—	$3,677
Other Cardiovascular/metabolic	—	1,802		—	1,823

Cardiovascular/metabolic	—	5,779		—	5,500
Intal®	—	1,402	11	—	1,902
Other Hospital/acute care	—	3,054	—	—	3,402

Hospital/acute care	—	4,456		—	5,304
Skelaxin®	—	3,887	13.5	—	3,887
Other	—	1,871		—	2,060

Total Branded	—	15,993		—	16,751
Meridian Medical Technologies	—	1,966		—	1,494
Royalties	—	11		—	11
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$—	$17,970		$—	$18,256

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at March 31, 2007
Trademark &
	Patent	Product Rights

Altace®	2 years 1 month	11 years 9 months
Skelaxin®	—	9 years 9 months
Avinza®	10 years 8 months	—
Intal®	—	6 years 9 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare, and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we

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

These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section, as well as other sections of this report.

Forward-looking statements in this report include, but are not limited to:

•	the future potential of, including anticipated net sales and prescription trends for our branded pharmaceutical products, particularly Altace®, Skelaxin®, Thrombin-JMI®, Sonata® and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the timeliness and accuracy of wholesale inventory data provided by our customers;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxytm, an investigational drug for the treatment of moderate-to-severe chronic pain; bremelanotide, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; and product life-cycle development projects;

•	the successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products;

•	the cost and uncertainty of research, clinical trials and other development activities involving pharmaceutical products;

•	the development of product line extensions;

•	the unpredictability of the duration or future findings and determinations of proceedings of the FDA and other regulatory agencies worldwide;

•	products developed, acquired or in-licensed that may be commercialized;

•	the intent, belief or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC investigation, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in Part II, Item 1A, “Risk Factors” and in the “Risk Factors” section, found in Part I, Item 1A of our 2006 Form 10-K, which we incorporate by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

As of March 31, 2007, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2006.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 8, “Commitments and Contingencies” in Part I, “Financial Statements”.

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 which we filed with the Securities and Exchange Commission on March 1, 2007. The following risk factor has changed materially since we filed that report.

Any significant delays or difficulties in the manufacture of, or supply of materials for, our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.

Many of our product lines, including Altace®, Skelaxin®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured in part or entirely by third parties. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products could be adversely affected, and we may have to seek alternative sources of supply or abandon product lines or sell them on unsatisfactory terms. We might not be able to enter into alternative supply arrangements at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

We have experienced periodic stock-outs in our inventory of Sonata® due to problems with production experienced by the third-party manufacturer of Sonata®. Based on our conversations with the manufacturer, and our current levels of inventory and demand for the product, we do not currently anticipate further stock-outs. However, if we do experience additional stock-outs, they would likely negatively affect net sales of Sonata® in future quarters. We are currently working to transfer the manufacture of Sonata® to another manufacturer.

We have completed construction of facilities to produce Bicillin® at our Rochester, Michigan location. We began commercial production of BicillinLA® and began shipping this product to our customers during the fourth quarter of 2006. We expect to begin commercial production of BicillinCR® during the third quarter of 2007. The third-party manufacturer that produced Bicillin® for us closed its plant. If our inventory of BicillinCR® is not sufficient to sustain demand while we are obtaining regulatory authorizations or experiencing production difficulties at our Bicillin® manufacturing facility, sales of this product may be reduced or the market for the product may be permanently diminished, either of which could have a material adverse effect on our business, financial condition, results of operations and cash flows. For the last twelve months ended March 31, 2007, net sales of Bicillin® were $54.2 million, representing 2.7% of our total revenues.

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

Item 6.	Exhibits

Exhibit
Number		Description

10	.1(1)*	Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.2(1)*	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.3(1)*	Form of Long-Term Performance Unit Award Agreement — One Year Performance Cycle
10	.4(1)*	Form of Long-Term Performance Unit Award Agreement — Three Year Performance Cycle
10	.5(2)	Amendment No. 2 to Purchase Agreement, by and between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and Ligand Pharmaceuticals Incorporated, effective as of February 26, 2007
10	.6(3)	Amendment No. 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and Ligand Pharmaceuticals Incorporated, dated as of January 3, 2007, effective as of November 30, 2006
10	.7(3)	Side Letter among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and Ligand Pharmaceuticals Incorporated dated December 29, 2006
10	.8*†	2007 Executive Management Incentive Award

*	Denotes management contract or compensatory plan or arrangement.

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission (“SEC”) pursuant to a Confidential Treatment Request filed with the SEC.

(1)	Incorporated by reference to King’s Current Report on Form 8-K filed March 27, 2007.

(2)	Incorporated by reference to King’s Current Report on Form 8-K filed March 2, 2007.

(3)	Incorporated by reference to King’s Current Report on Form 8-K filed January 5, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: May 10, 2007

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: May 10, 2007