Form 10-Q
period 2007-06-30
KING PHARMACEUTICALS INC
filed 2007-08-07
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

Number of shares outstanding of registrant’s common stock as of August 6, 2007: 244,270,495

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$54,705	$113,777
Investments in debt securities	867,998	890,185
Accounts receivable, net of allowance for doubtful accounts of $5,457 and $5,437, respectively	261,057	263,939
Inventories	185,382	202,577
Deferred income tax assets	63,021	81,991
Income taxes receivable	2,188	—
Prepaid expenses and other current assets	62,469	106,595
Current assets held for sale	15,602	14,409

Total current assets	1,512,422	1,673,473

Property, plant and equipment, net	241,937	244,382
Intangible assets, net	1,002,703	790,313
Goodwill	129,046	121,152
Marketable securities	11,237	11,578
Deferred income tax assets	305,902	271,554
Other assets (includes restricted cash of $16,199 and $15,968, respectively)	102,269	93,347
Assets held for sale	72,829	123,732

Total assets	$3,378,345	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$70,188	$77,158
Accrued expenses	350,925	510,137
Income taxes payable	—	30,501

Total current liabilities	421,113	617,796

Long-term debt	400,000	400,000
Other liabilities	68,221	23,129

Total liabilities	889,334	1,040,925

Commitments and contingencies (Note 8)
Shareholders’ equity	2,489,011	2,288,606

Total liabilities and shareholders’ equity	$3,378,345	$3,329,531

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues:
Net sales	$522,330	$478,560	$1,018,036	$943,159
Royalty revenue	20,396	21,085	40,720	40,721

Total revenues	542,726	499,645	1,058,756	983,880

Operating costs and expenses:
Cost of revenues, exclusive of depreciation amortization and impairments shown below	125,530	107,048	236,984	199,452

Selling, general and administrative, exclusive of co-promotion fees	125,684	107,126	248,038	212,180
Co-promotion fees	47,524	47,032	93,482	112,321

Total selling, general and administrative expense	173,208	154,158	341,520	324,501

Research and development	37,355	34,630	69,626	64,512
Research and development-in process upon acquisition	3,100	—	3,100	85,000

Total research and development	40,455	34,630	72,726	149,512

Depreciation and amortization	40,412	38,547	76,090	72,912
Asset impairments	74,810	279	74,810	279
Restructuring charges (Note 12)	—	(8)	460	(8)

Total operating costs and expenses	454,415	334,654	802,590	746,648

Operating income	88,311	164,991	256,166	237,232

Other income (expense):
Interest income	8,517	8,393	17,783	14,353
Interest expense	(1,853)	(3,047)	(3,878)	(6,031)
(Loss) gain on early extinguishment of debt	—	(313)	—	709
Other, net	278	(204)	(265)	(714)

Total other income	6,942	4,829	13,640	8,317

Income from continuing operations before income taxes	95,253	169,820	269,806	245,549
Income tax expense	30,394	59,017	88,893	83,911

Income from continuing operations	64,859	110,803	180,913	161,638

Discontinued operations (Note 16):
(Loss) income from discontinued operations	(115)	157	(335)	(90)
Income tax (benefit) expense	(41)	57	(120)	(32)

Total (loss) income from discontinued operations, net	(74)	100	(215)	(58)

Net income	$64,785	$110,903	$180,698	$161,580

Income per common share:
Basic:
Income from continuing operations	$0.27	$0.46	$0.74	$0.67
Total (loss) income from discontinued operations	—	—	—	—

Net income	$0.27	$0.46	$0.74	$0.67

Diluted:
Income from continuing operations	$0.26	$0.46	$0.74	$0.67
Total (loss) income from discontinued operations	—	—	—	—

Net income	$0.26	$0.46	$0.74	$0.67

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance at December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422
Adoption of Statement of Financial Accounting Standard 123(R)	—	(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	161,580	—	161,580
Net unrealized loss on marketable securities, net of tax of $2,857	—	—	—	—	(5,305)	(5,305)
Foreign currency translation	—	—	—	—	83	83

Total comprehensive income						156,358
Stock-based compensation expense	—	9,714	—	—		9,714
Exercise of stock options	409,023	7,073	—	—	—	7,073
Issuance of share-based awards	188,745	—	—	—	—	—

Balance at June 30, 2006	243,091,184	$1,230,269	$—	$916,533	$(235)	$2,146,567

Balance at December 31, 2006	243,151,223	$1,244,986	$—	$1,043,902	$(282)	$2,288,606
Comprehensive income:
Net income	—	—	—	180,698	—	180,698
Net unrealized loss on marketable securities, net of tax	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	567	567

Total comprehensive income						181,265
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	(1,523)	—	(1,523)
Stock-based compensation expense	—	10,959	—	—	—	10,959
Exercise of stock options	590,282	9,704	—	—	—	9,704
Issuance of share-based awards	422,501	—	—	—	—	—

Balance at June 30, 2007	244,164,006	$1,265,649	$—	$1,223,077	$285	$2,489,011

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows provided by operating activities	$252,722	$170,444

Cash flows from investing activities:
Transfers (to) from restricted cash	(231)	128,874
Purchases of investments in debt securities	(869,683)	(766,117)
Proceeds from maturities and sales of investments in debt securities	891,870	482,152
Purchases of property, plant and equipment	(18,094)	(20,403)
Proceeds from sale of property and equipment	3	—
Acquisition of Avinza®	(296,492)	—
Loan repayment from Ligand	37,750	—
Purchases of product rights and intellectual property	(15,058)	(24,085)
Arrow International Limited collaboration agreement	(50,000)	(35,000)

Net cash used in investing activities	(319,935)	(234,579)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	9,156	6,698
Excess tax benefits from stock-based compensation	608	397
Proceeds from issuance of long-term debt	—	400,000
Payments on long-term debt	—	(338,434)
Debt issuance costs	(1,623)	(10,659)

Net cash provided by financing activities	8,141	58,002

Decrease in cash and cash equivalents	(59,072)	(6,133)
Cash and cash equivalents, beginning of period	113,777	30,014

Cash and cash equivalents, end of period	$54,705	$23,881

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 and 2006
(Unaudited)
(In thousands, except share and per share data)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from the prior condensed consolidated financial statements have been reclassified to conform to the current presentation. For additional information, please see Note 6.

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Basic income per common share:
Weighted average common shares	242,745,937	242,208,955	242,568,089	242,115,699
Diluted income per common share:
Weighted average common shares	242,745,937	242,208,955	242,568,089	242,115,699
Effect of stock options	813,989	298,864	648,956	330,135
Effect of dilutive share awards	990,441	246,878	893,426	222,173

Weighted average common shares	244,550,367	242,754,697	244,110,471	242,668,007

For the three months ended June 30, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1,646,974 shares of common stock, 81,849 restricted stock awards (“RSAs”) and 1,088,145 long-term performance units (“LPUs”). For the six months ended June 30, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 1,813,405 shares of common stock, 51,876 RSAs, and 580,508 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three months ended June 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,718,592 shares of common stock, 145,849 RSAs and 933,565 LPUs. For the six months ended June 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,346,456 shares of common stock, 80,927 RSAs and 501,205 LPUs. As of June 30, 2006, the 2 3/4% Convertible Debentures due November 15, 2021 could also convert into 84,868 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Since the convertible debentures were anti-dilutive, they were not included in the calculation of diluted income per common share. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes were anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

3.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2007	2006

Raw materials	$111,501	$135,164
Work-in-process	17,025	17,885
Finished goods (including $7,390, and $6,813 of sample inventory, respectively)	65,625	62,395

	194,151	215,444
Inventory valuation allowance	(8,769)	(12,867)

Total inventories	$185,382	$202,577

4.	Acquisitions, Dispositions, Co-Promotions and Alliances

On July 14, 2007, the Company entered into an asset purchase agreement with JHP Pharmaceuticals, LLC, (“JHP”), pursuant to which JHP will acquire the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there, and the related contract manufacturing business. The Company will retain its Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 6.

On May 18, 2007, the Company entered into a Product Development Agreement with Mutual Pharmaceutical Company (“Mutual”) and United Research Laboratories (“United”) to jointly research and develop one or more improved formulations of metaxalone. Under this agreement, the Company seeks Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United’s rights in intellectual property pertaining to such formulations. The success of this project depends on additional development activities and FDA approval. The Company paid $3,100 to Mutual for previously incurred development expenses, which was recorded as in process research and development in the branded pharmaceutical segment. The estimated cost to complete the project at the execution of the agreement was approximately $5,000. In addition, the Company could be required to make additional milestone payments of up to $10,000.

On September 6, 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s product Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289,657, consisting of $289,332 in cash consideration and $325 for the assumption of a short-term liability. Additionally, the Company incurred acquisition costs of $6,737. Of the cash payments made to Ligand, $15,000 is set aside in an escrow account to fund potential liabilities Ligand could later owe the Company.

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

In connection with the transaction, on October 12, 2006, the Company entered into a loan agreement with Ligand for the amount of $37,750. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. On January 8, 2007, Ligand repaid the principal amount of the loan of $37,750 and accrued interest of $883. Pursuant to the terms of the loan agreement with Ligand, the Company forgave the interest on the loan and repaid Ligand the interest at the time of closing the transaction to acquire Avinza®. Accordingly, the Company has not recognized interest income on the related note receivable.

The allocation of the initial purchase price and acquisition costs is as follows:

Intangible assets	$285,700
Goodwill	7,894
Inventory	2,800

$296,394

At the time of the acquisition, the intangible assets were assigned useful lives of 10.75 years. The acquisition is allocated to the branded pharmaceuticals segment. The goodwill recognized in this transaction is expected to be fully deductible for tax purposes. The Company financed the acquisition using available cash on hand.

On January 9, 2007, the Company obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which the Company markets as Thrombi-PadTM and Thrombi-Gel®. The license also includes a product the Company expects to market as Thrombi-PasteTM, which is currently in development. Each of these products includes the Company’s Thrombin-JMI® topical hemostatic agent product as a component. Vascular Solutions will manufacture the products for the Company. Upon acquisition of the license, the Company made an initial payment to Vascular Solutions of $6,000, a portion of which is refundable in the event FDA approval for certain of these products is not received. During the second quarter of 2007, the Company made an additional milestone payment of $1,000. In addition, the Company could make additional milestone payments of up to a total of $1,000.

On March 1, 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD. Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $682. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. As of June 30, 2007, the Company has accrued a total of $3,641 for these earn-out payments. The aggregate of these payments will not exceed $13,164.

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

Upon execution of the agreements, King made an initial payment to Arrow of $35,000. During the fourth quarter of 2006 and the first quarter and second quarters of 2007, the Company made additional payments of $25,000 in each of the three quarters to Arrow. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

In connection with the agreement with Arrow, the Company recognized the above payments and future payments totaling $110,000 as in-process research and development expense during 2006. This amount was expensed as in-process research and development as the project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded pharmaceutical segment. This project includes a New Drug Application (“NDA”) filed by Arrow for a tablet formulation of ramipril in January 2006 (the “Ramipril Application”). At the time of the acquisition, the success of the project was dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of the agreement was approximately $3,500. The FDA approved the Ramipril Application on February 27, 2007. Arrow granted the Company an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed Amended Ramipril Application for the amount of $5,000. In April 2007, the Company exercised its option and paid $5,000 to Arrow. As a result, the Company owns the entire right, title and interest in and to the Ramipril Application. The Company expects to launch the tablet formulation during the fourth quarter of 2007 or the first quarter of 2008.

On February 12, 2006, the Company entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt has the non-exclusive right to distribute a generic formulation of the Company’s currently marketed Altace® product in the U.S. market, which generic product would be supplied by King.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	June 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$1,035,112	$370,132	$1,056,991	$337,046
Patents	558,421	221,000	272,833	202,873
Other intangibles	7,700	7,398	7,700	7,292

Total intangible assets	$1,601,233	$598,530	$1,337,524	$547,211

Amortization expense for the three months ended June 30, 2007 and 2006 was $29,527 and $26,671, respectively. Amortization expense for the six months ended June 30, 2007 and 2006 was $54,295 and $52,544, respectively.

During the second quarter of 2007, the Company made the decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane (“HFA”) as a propellant. As a result, the Company lowered its future sales forecast for this product in the second quarter of 2007 and decreased the estimated remaining useful life of the product. This decrease reduced the estimated undiscounted future cash flows associated with the Intal® and Tilade® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $29,259 during the second quarter of 2007 to adjust the carrying value of Intal® and Tilade® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Intal® and Tilade® based on estimated discounted future cash flows. Intal® and Tilade® are included in the Company’s branded pharmaceuticals reporting segment.

As of June 30, 2007, the net intangible assets associated with Synercid® totaled approximately $81,118. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s estimates regarding future cash flows prove to be incorrect or adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at June 30, 2007 and December 31, 2006 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at June 30, 2007	$20,636	$108,410	$129,046

Goodwill at December 31, 2006	$12,742	$108,410	$121,152

6.	Assets Held for Sale

In the second quarter of 2007, the Company classified its Rochester, Michigan sterile manufacturing facility and certain legacy branded pharmaceutical products as held for sale. As a result, the Company recorded a charge of $45,551 based on the assets’ fair value less cost to sell.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets classified as held for sale consist of the following:

	June 30,	December 31,
	2007	2006

Accounts receivable, net	$982	$1,528
Inventories	14,620	12,881

Total current assets held for sale	$15,602	$14,409

Property, plant and equipment	$60,279	$62,654
Intangible assets	58,101	61,078
Allowance to reduce noncurrent assets to estimated fair value less cost to sell	(45,551)	—

Noncurrent assets held for sale	$72,829	$123,732

On July 14, 2007, the Company entered into an asset purchase agreement with JHP, pursuant to which JHP will acquire the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there, and the related contract manufacturing business. The Company will retain its Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester Michigan.

Under the terms of the asset purchase agreement, JHP will pay the Company approximately $90,000 subject to final inventory adjustments. The agreement is subject to customary regulatory approvals, including antitrust review under the Hart-Scott-Rodino Antitrust Improvements Act. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide certain fill and finish manufacturing activities with respect to the Company’s hemostatic product, Thrombin-JMI® (thrombin, topical, bovine, USP). The companies expect to close the transaction during the third quarter of 2007.

7.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006

Convertible senior notes	$400,000	$400,000
Senior secured revolving credit facility(a)	—	—

Long-term portion	$400,000	$400,000

(a)	On April 23, 2002, the Company established a $400,000 five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007 (the “2002 Credit Facility”). On April 19, 2007, this facility was terminated and replaced with a new $475,000 five-year Senior Secured Revolving Credit Facility which matures in April 2012 (the “2007 Credit Facility”).

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of the Company’s domestic subsidiaries and by a pledge of 65% of the equity of the Company’s foreign subsidiaries. The Company’s obligations under this facility are unconditionally guaranteed on a senior basis by four of the Company’s subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc.

The 2007 Credit Facility accrues interest at either, at the Company’s option, (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio), or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under the 2007 Credit Facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. The facility provides availability for the issuance of up to $30,000 in letters of credit. The Company incurred $1,623 of deferred financing costs in connection with the establishment of this facility, which the Company will amortize over five years, the life of the facility. This facility requires the Company to maintain a minimum net worth of no less than $1,500,000 plus 50% of the Company’s consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00.

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

The Company’s wholly-owned subsidiary, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), is a defendant in approximately 92 multi-plaintiff (1,443 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

typically state damages as may be determined by the court or similar language and state no specific amount of damages against King Research and Development. Consequently, the Company cannot reasonably estimate possible losses related to the lawsuits.

In addition, the Company is one of many defendants in six multi-plaintiff lawsuits that claim damages for personal injury arising from its production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and the Company intends to pursue all defenses available to it. The Company is being indemnified in the six lawsuits by GlaxoSmithKline, for which the Company manufactured the anorexigenic product, provided that neither the lawsuits nor the associated liabilities are based upon the Company’s independent negligence or intentional acts. The Company intends to submit a claim for any unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

Thimerosal / Children’s Vaccine Related Litigation

The Company and Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company (“Parkdale”), were named as defendants in lawsuits filed in California, Mississippi and Illinois (Madison County), along with other pharmaceutical companies. The first of these lawsuits was filed in November 2001. Most of the defendants manufactured or sold the mercury-based preservative thimerosal or manufactured or sold children’s vaccines containing thimerosal. The Company did not manufacture or sell thimerosal or a children’s vaccine that contained thimerosal. For two years the Company did manufacture and sell an influenza vaccine that contained thimerosal. None of the plaintiffs alleged taking the Company’s influenza vaccine.

All claims against the Company and Parkedale in the children’s vaccine litigation have been voluntarily dismissed without prejudice due, among other matters, to lack of product identification. These claims were dismissed without the payment of any settlement proceeds. Although these claims could be filed again, the Company does not believe that re-filing is likely.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 22 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 800 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 22 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court (“MDL”) has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The first several trials against Wyeth have resulted in one mistrial for juror misconduct, three verdicts for Wyeth in the MDL and two plantiffs’ verdicts for $1,500 and $3,000, in Philadelphia, Pennsylvania State Court, one of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which was subsequently reversed on post-trial motions. Pfizer’s only trial, in Philadelphia, Pennsylvania, resulted in a plaintiff’s verdict for $1,500. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

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

Since the filing of the New York City case, forty eight New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts. Motions to remand were filed in the Erie, Oswego and Schenectady cases after they were removed from the New York State Courts. The allegations in all of these cases are virtually the same as the allegations in the New York City case. A First Amended Consolidated Complaint was filed for most of the New York counties. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL except for the Orange, Oswego and Schenectady cases. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. The MDL Court has not ruled on the motions to remand Erie, Oswego and Schenectady Counties’ claims. It is expected that the Orange County claims will be merged with the First Amended Consolidated Complaint for the New York counties.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated AWPs of their products. A motion to dismiss was filed and denied by the court, but the Court did require an amended complaint to be filed. The Company filed an answer and counter-claim for return of rebates overpaid to the State. Alabama filed a motion to dismiss the counter-claim which was granted. The Company perfected its appeal of that ruling. Briefing in the appeal to the Alabama Supreme Court has been completed. No oral argument date has been set. In a separate appeal of a motion to sever denied by the Court, the Alabama Supreme Court severed all defendants into single-defendant cases.

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

A co-defendant removed the Alabama and Mississippi cases to Federal Court on October 11, 2006. The Alabama case was remanded to State Court on November 2, 2006. The MDL Court has not ruled upon the motion to remand the Mississippi case from which we were previously dismissed. Discovery is proceeding in

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Alabama case for some defendants, not including the Company, and is expected to conclude at the end of August 2007. The relief sought in both of these cases is similar to the relief sought in the New York City lawsuit. The Company does not expect any of its trials to be set in the next year. The Company intends to defend all of the AWP lawsuits vigorously but is currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

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

The individual purportedly acting as a “relator” under the False Claims Act has appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31,000 that was paid by the Company to those states that do not have legislation providing for a “relator’s share.” The purported relator asserted for the first time on appeal that the Company should be responsible for making such a payment to this individual. Oral argument of the appeal before the United States Court of Appeals for the Third Circuit was heard on May 8, 2007. On July 16, 2007, the Court of Appeals affirmed the District Court’s decision in all respects, and denied the relator’s assertions with respect to the Company. The relator has exercised his limited rights to appeal the Court of Appeals’ decision. The Company believes that the claim against it is without merit and does not expect the result of this appeal or any subsequent appeal to have a material effect on it.

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

The Settlement Agreements do not resolve any of the previously disclosed civil suits that are pending against the Company and related individuals and entities discussed in the section “Securities and Derivative Litigation” below.

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

Securities and Derivative Litigation

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and the Company’s independent auditors and to add additional claims. Trial is scheduled to begin on September 22, 2008.

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

During the third quarter of 2006 and the second quarter of 2007, the Company recorded an anticipated insurance recovery of legal fees in the amount of $6,750 and $3,398, respectively, for the class action and derivative suits described above. In November of 2006 and July of 2007, the Company received payment for the recovery of these legal fees.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has received a civil investigative demand (“CID”) for information from the U.S. Federal Trade Commission (“FTC”). The CID requires the Company to provide information related to the Company’s collaboration with Arrow, the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. The Company is cooperating with the FTC in this investigation.

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, the Company filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Lupin provided the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. On June 5, 2006, the Court granted King summary judgment and found Lupin to infringe the ’722 patent. On June 14, 2006, during the trial, the Court dismissed Lupin’s unenforceability claims as a matter of law, finding the ’722 patent enforceable. On July 18, 2006, the Court upheld the validity of the ’722 patent. Lupin filed a notice of appeal on July 19, 2006. All appellate briefing was completed as of March 19, 2007, and the Court heard oral arguments on July 12, 2007.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. As of June 30, 2007, the Company had net intangible assets related to Altace® of $213,376. If a generic version of Altace® enters the market sooner than the Company anticipates, the Company may have to write off a portion or all of the intangible assets associated with this product, and the Company’s business, financial condition, results of operations and cash flows could otherwise be materially adversely affected.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ’128 and ’102 patents, and are alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg Skelaxin® product.

Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma triggered an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court and has not expired yet. The Court has reserved judgment on the length of the tolling period. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. The Court also set a briefing schedule in the CorePharma case for the Company’s motion to dismiss for lack of case or controversy and for a CorePharma motion for summary judgment of non-infringement. The motions were fully briefed by July 2007 and oral argument is set for August 2007. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.

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

If the Company’s Amended Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of June 30, 2007, the Company had net intangible assets related to Skelaxin® of $147,062. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic version of Skelaxin® in the event the Company faces generic competition for Skelaxin®. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.

Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “877 patent”), a method-of-use patent with an expiration date of May 2009, is assigned to the Company and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 patent and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. The Company and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005 in the United States District Court for the District of Delaware to enforce their rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor Pharma stipulated to infringement of the asserted claims of the ’877 patent. Trial in this action began on February 12, 2007 and concluded on February 28, 2007. Post-trial briefing concluded in June 2007. The Company intends to vigorously enforce its rights under the ’877 patent. Sicor is also involved in litigation with Item Development AB regarding U.S. Patent No. 5,731,296 (the “296 patent”), a method-of-use patent with an expiration date of March 2015, which is also listed in the Orange Book for Adenoscan®. Trial of the ’296 patent occurred simultaneously with the ’877 patent. Post-trial briefing for the ’296 patent trial followed the same schedule as the ’877 patent trial. Entry by Teva’s adenosine generic product is contingent upon its defeating both the ’296 and ’877 patents. If a generic version of Adenoscan® enters the market or competitive products enter the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “538 patent”) listed in the Orange Book, a composition of matter patent which expires in June 2008. In August 2005, King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. On September 25, 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the ’538 patent. In October 2006, Teva filed a summary judgment motion on the grounds that the ’538 patent is unenforceable due to breach in the common ownership requirement for terminally disclaimed patents. The Company filed its opposition brief in November 2006. Oral argument was heard on January 10, 2007, and the Court subsequently denied Teva’s summary judgment motion. The Company has filed a motion for summary judgment to dispose of the case, and Teva filed a cross-motion for summary judgment. The Company intends to vigorously enforce its rights under the ’538 patent. As of June 30, 2007, the Company had no net intangible assets related to Sonata®. If a generic form of Sonata® enters the market, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

The Company has supply agreements with two third parties to produce metaxalone, the active ingredient in Skelaxin®. These supply agreements require the Company to purchase certain minimum levels of mataxalone and expire in 2008 and 2010. If sales of Skelaxin® are not consistent with current forecasts, the Company could incur losses in connection with purchase commitments for metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, that seeks to reduce the variability in practice associated with measurement and recognition of tax benefits. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of applying FIN 48 of $1,523 as a reduction to the opening balance of retained earnings. The total net liability under FIN 48 as of January 1, 2007 was $34,152. See Note 10, “Income Taxes,” for additional information.

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

The Company’s effective income tax rate varied from the statutory rate for the three and six months ended June 30, 2007 primarily due to tax benefits related to tax-exempt interest income and domestic production activities deductions, which benefits were partially offset by state taxes. The Company’s effective tax rate varied from the statutory rate for the three and six months ended June 30, 2006 primarily due to tax benefits related to charitable contributions of inventory, tax-exempt interest income, and domestic production activities deductions, which benefits were partially offset by state taxes.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1,523 increase to the net liability for unrecognized tax positions, which was recorded as a reduction to the opening balance of retained earnings as of January 1, 2007. The total liability recorded under FIN 48, as of January 1, 2007, was $34,152, net of federal tax benefits, including interest and penalties of $3,147 and $2,702, respectively.

As of June 30, 2007, the total liability recorded under FIN 48 was $36,124, net of federal tax benefits. The total amount of unrecognized tax benefits as of June 30, 2007, was $29,337, all of which would benefit the effective tax rate if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company’s Condensed Consolidated Balance Sheet as of June 30, 2007 includes interest and penalties of $4,033 and $2,754, respectively.

Included in the balance of unrecognized tax benefits at June 30, 2007, was $5,792 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised primarily of items related to expiring statutes.

As of June 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenues:
Branded pharmaceuticals	$466,931	$419,118	$916,018	$836,738
Meridian Medical Technologies	50,896	53,883	93,911	95,167
Royalties	20,396	21,085	40,720	40,721
Contract manufacturing	158,580	149,909	316,966	271,191
Other	1,053	—	1,449	—
Eliminations	(155,130)	(144,350)	(310,308)	(259,937)

Consolidated total net revenues	$542,726	$499,645	$1,058,756	$983,880

Segment profit:
Branded pharmaceuticals	$371,172	$343,415	$733,385	$695,644
Meridian Medical Technologies	30,148	30,127	54,723	52,164
Royalties	17,769	18,529	35,650	35,795
Contract manufacturing	165	526	369	825
Other	(2,058)	—	(2,355)	—
Other operating costs and expense	(328,885)	(227,606)	(565,606)	(547,196)
Other income (expense)	6,942	4,829	13,640	8,317

Income from continuing operations before tax	$95,253	$169,820	$269,806	$245,549

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of	As of
	June 30,	December 31,
	2007	2006

Total assets:
Branded pharmaceuticals	$2,991,880	$2,994,580
Meridian Medical Technologies	310,230	294,455
Royalties	62,525	21,626
Contract manufacturing	13,710	18,870
Other	—	—

Consolidated total assets	$3,378,345	$3,329,531

The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenues:
Cardiovascular/metabolic	$204,901	$201,138	$399,291	$405,006
Neuroscience	159,448	121,390	304,818	241,283
Hospital/acute care	88,062	83,395	182,992	164,411
Other	14,520	13,195	28,917	26,038

Consolidated branded pharmaceutical revenues	$466,931	$419,118	$916,018	$836,738

12.	Restructuring Activities

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

The types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	June 30,
	2006	Impact	Payments	Costs	2007

First quarter of 2007 action
Employee separation payments	$—	$460	$—	$—	$460
Third quarter of 2006 action
Employee separation payments	2,163	—	—	—	2,163
Accelerated depreciation(1)	—	3,000	—	(3,000)	—
Fourth quarter of 2005 action
Employee separation payments	521	—	—	—	521

	$2,684	$3,460	$—	$(3,000)	$3,144

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2007 relate to the branded pharmaceutical segment. The accrued employee separation payments as of June 30, 2007 are expected to be paid by the end of 2008.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Marketable Securities

As of June 30, 2007 and December 31, 2006, the Company’s investment in Palatin Technologies, Inc. common stock had a cost basis of $12,242 and there were cumulative unrealized holding losses of $1,005 and $664, respectively.

14.	Stock-Based Compensation

During the second quarter of 2007, under its Incentive Plan, the Company granted to certain employees 175,600 RSAs, 5,400 LPUs with a three year performance cycle and 17,500 nonqualified stock options. In addition, the Company granted 41,069 Restricted Stock Units (“RSUs”) to non-employee directors.

During March 2007, under its Incentive Plan, the Company granted to certain employees 179,210 RSAs, 655,840 LPUs with a one year performance cycle, 158,610 LPUs with a three year performance cycle and 352,510 nonqualified stock options.

The RSAs are grants of shares of common stock restricted from sale or transfer for three years from grant date.

RSUs represent the right to receive a share of common stock at the expiration of a restriction period, generally three years from grant, but may be restricted over other designated periods as determined by the Company’s Board of Directors or a committee of the Board. The RSUs granted to non-employee directors under the current Compensation Policy for Non-Employee Directors have a restriction period that generally ends one year after the date of the grant.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Total revenues	$(114)	$157	$(336)	$(93)
Operating income (loss)	(115)	157	(335)	(90)
Net income (loss)	$(74)	$100	$(215)	$(58)

Discontinued operations during 2007 and 2006 are primarily due to changes in estimated reserves for returns and rebates.

17.	Guarantor Financial Statements

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

There are no restrictions under the Company’s current financing arrangements, and there were no restrictions under the 2002 Credit Facility, on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries for the $400,000 aggregate principal amount of the Notes and the 2002 Credit Facility (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2007					December 31, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$43,093	$6,391	$5,221	$—	$54,705	$101,210	$8,749	$3,818	$—	$113,777
Investments in debt securities	867,998	—	—	—	867,998	890,185	—	—	—	890,185
Accounts receivable, net	1,766	258,461	830	—	261,057	3,056	258,825	2,058	—	263,939
Inventories	158,239	26,732	411	—	185,382	176,389	25,933	255	—	202,577
Deferred income tax assets	13,007	50,014	—	—	63,021	30,051	51,940	—	—	81,991
Income taxes receivable	1,250	947	(9)	—	2,188	——	—	—	—	—
Prepaid expenses and other current assets	50,927	14,605	(23)	(3,040)	62,469	99,678	6,891	26	—	106,595
Current assets held for sale	—	15,602	—	—	15,602	—	14,409	—	—	14,409

Total current assets	1,136,280	372,752	6,430	(3,040)	1,512,422	1,300,569	366,747	6,157	—	1,673,473

Property, plant and equipment, net	111,913	130,024	—	—	241,937	109,572	134,810	—	—	244,382
Intangible assets, net	—	999,857	2,846	—	1,002,703	—	787,347	2,966	—	790,313
Goodwill	—	129,046	—	—	129,046	—	121,152	—	—	121,152
Marketable securities	11,237	—	—	—	11,237	11,578	—	—	—	11,578
Deferred income tax assets	6,782	298,213	907	—	305,902	(2,111)	272,868	797	—	271,554
Other assets	43,598	58,671	—	—	102,269	40,142	53,205	—	—	93,347
Assets held for sale	—	72,829	—	—	72,829	—	123,732	—	—	123,732
Investments in subsidiaries	1,620,165	—	—	(1,620,165)	—	2,615,029	—	—	(2,615,029)	—

Total assets	$2,929,975	$2,061,392	$10,183	$(1,623,205)	$3,378,345	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,309	$28,575	$344	$(3,040)	$70,188	$51,671	$25,063	$424	$—	$77,158
Accrued expenses	36,086	314,835	4	—	350,925	134,089	376,051	(3)	—	510,137
Income taxes payable	—	—	—	—	—	28,045	2,456	—	—	30,501

Total current liabilities	80,395	343,410	348	(3,040)	421,113	213,805	403,570	421	—	617,796

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other long-term liabilities	60,256	7,965	—	—	68,221	16,243	6,886	—	—	23,129
Intercompany payable (receivable)	(99,687)	99,147	540	—	—	1,156,125	(1,168,516)	12,391	—	—

Total liabilities	440,964	450,522	888	(3,040)	889,334	1,786,173	(758,060)	12,812	—	1,040,925

Shareholders’ equity	2,489,011	1,610,870	9,295	(1,620,165)	2,489,011	2,288,606	2,617,921	(2,892)	(2,615,029)	2,288,606

Total liabilities and shareholders’ equity	$2,929,975	$2,061,392	$10,183	$(1,623,205)	$3,378,345	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007					Three Months Ended June 30, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)
	(In thousands)

Revenues:
Net sales	$130,933	$520,847	$78	$(129,528)	$522,330	$112,993	$478,659	$(146)	$(112,946)	$478,560
Royalty revenue		20,396			20,396	—	21,085	—	—	21,085

Total revenues	130,933	541,243	78	(129,528)	542,726	112,993	499,744	(146)	(112,946)	499,645

Operating costs and expenses:
Cost of revenues	46,109	208,905	44	(129,528)	125,530	46,088	173,820	86	(112,946)	107,048
Selling, general and administrative	68,203	104,781	224	—	173,208	53,789	100,730	(361)	—	154,158
Research and development	1,234	39,221	—	—	40,455	2,048	32,582	—	—	34,630
Depreciation and amortization	4,883	35,469	60	—	40,412	6,759	31,728	60	—	38,547
Asset impairments	—	74,810	—	—	74,810	—	279	—	—	279
Restructuring charges	—	—	—	—	—	—	(8)	—	—	(8)

Total operating costs and expenses	120,429	463,186	328	(129,528)	454,415	108,684	339,131	(215)	(112,946)	334,654

Operating income	10,504	78,057	(250)	—	88,311	4,309	160,613	69	—	164,991
Other income (expense):
Interest income	8,496	21	—	—	8,517	8,363	30	—	—	8,393
Interest expense	(1,849)	(4)	—	—	(1,853)	(2,907)	(140)	—	—	(3,047)
Loss on early extinguishment of debt	—	—	—	—	—	(313)	—	—	—	(313)
Other, net	175	38	65	—	278	(173)	(245)	214	—	(204)
Equity in earnings (loss) of subsidiaries	51,555	—	—	(51,555)	—	114,690	—	—	(114,690)	—
Intercompany interest (expense) income	(6,051)	6,112	(61)	—	—	(15,044)	15,216	(172)	—	—

Total other income (expense)	52,326	6,167	4	(51,555)	6,942	104,616	14,861	42	(114,690)	4,829

Income (loss) from continuing operations before income taxes	62,830	84,224	(246)	(51,555)	95,253	108,925	175,474	111	(114,690)	169,820
Income tax (benefit) expense	(1,955)	32,435	(86)	—	30,394	(1,978)	60,956	39	—	59,017

Income (loss) from continuing operations	64,785	51,789	(160)	(51,555)	64,859	110,903	114,518	72	(114,690)	110,803

Discontinued operations:
(Loss) income from discontinued operations	—	(115)	—	—	(115)	—	157	—	—	157
Income tax (benefit) expense	—	(41)	—	—	(41)	—	57	—	—	57

Total (loss) income from discontinued operations, net	—	(74)	—	—	(74)	—	100	—	—	100

Net income (loss)	$64,785	$51,715	$(160)	$(51,555)	$64,785	$110,903	$114,618	$72	$(114,690)	$110,903

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2007					Six Months Ended June 30, 2006
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenues:

Net sales	$258,695	$1,016,108	$127	$(256,894)	$1,018,036	$210,825	$941,327	$1,411	$(210,404)	$943,159

Royalty revenue	—	40,720	—	—	40,720	—	40,721	—	—	40,721

Total revenues	258,695	1,056,828	127	(256,894)	1,058,756	210,825	982,048	1,411	(210,404)	983,880

Operating costs and expenses:

Cost of revenues	93,295	400,347	236	(256,894)	236,984	83,443	325,602	811	(210,404)	199,452

Selling, general and administrative	139,070	202,355	95	—	341,520	102,875	222,391	(765)	—	324,501

Research and development	2,022	70,704	—	—	72,726	2,921	146,591	—	—	149,512

Depreciation and amortization	9,680	66,290	120	—	76,090	10,769	62,023	120	—	72,912

Asset impairments	—	74,810	—	—	74,810	—	279	—	—	279

Restructuring charges	460	—	—	—	460	—	(8)	—	—	(8)

Total operating costs and expenses	244,527	814,506	451	(256,894)	802,590	200,008	756,878	166	(210,404)	746,648

Operating income	14,168	242,322	(324)	—	256,166	10,817	225,170	1,245	—	237,232

Other income (expense):

Interest income	17,719	60	4	—	17,783	14,216	137	—	—	14,353

Interest expense	(3,852)	(26)	—	—	(3,878)	(5,888)	(143)	—	—	(6,031)

Gain on early extinguishment of debt	—	—	—	—	—	709	—	—	—	709

Other, net	(384)	(7)	126	—	(265)	(230)	(779)	295	—	(714)

Equity in earnings of subsidiaries	160,499	—	—	(160,499)	—	165,908	—	—	(165,908)	—

Intercompany dividend income	969,849	—	—	(969,849)	—	—	—	—	—	—

Intercompany interest (expense) income	(10,988)	11,107	(119)	—	—	(25,693)	25,997	(304)	—	—

Total other income (expenses)	1,132,843	11,134	11	(1,130,348)	13,640	149,022	25,212	(9)	(165,908)	8,317

Income (loss) from continuing operations before income taxes	1,147,011	253,456	(313)	(1,130,348)	269,806	159,839	250,382	1,236	(165,908)	245,549

Income tax (benefit) expense	(3,536)	92,539	(110)	—	88,893	(1,741)	85,219	433	—	83,911

Income (loss) from continuing operations	1,150,547	160,917	(203)	(1,130,348)	180,913	161,580	165,163	803	(165,908)	161,638

Discontinued operations:

Loss from discontinued operations	—	(335)	—	—	(335)	—	(90)	—	—	(90)

Income tax benefit	—	(120)	—	—	(120)	—	(32)	—	—	(32)

Total loss from discontinued operations	—	(215)	—	—	(215)	—	(58)	—	—	(58)

Net income (loss)	$1,150,547	$160,702	$(203)	$(1,130,348)	$180,698	$161,580	$165,105	$803	$(165,908)	$161,580

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated
	(Unaudited)
	(In thousands)

Cash flows provided by operating activities	$(18,093)	$269,952	$863	$252,722	$(43,349)	$213,334	$459	$170,444

Cash flows from investing activities:
Transfers (to) from restricted cash	(231)	—	—	(231)	128,874	—	—	128,874
Purchases of investments in debt securities	(869,683)	—	—	(869,683)	(766,117)	—	—	(766,117)
Proceeds from maturities and sales of investments in debt securities	891,870	—	—	891,870	482,152	—	—	482,152
Purchases of property, plant and equipment	(11,654)	(6,440)	—	(18,094)	(11,022)	(9,381)	—	(20,403)
Proceeds from sale of property and equipment	—	3	—	3	—	—	—	—
Acquisition of Avinza®	(23)	(296,469)	—	(296,492)	—	—	—	—
Loan repayment from Ligand	37,750	—	—	37,750	—	—	—	—
Purchases of product rights and intellectual property	—	(15,058)	—	(15,058)	—	(24,085)	—	(24,085)
Arrow International Limited collaboration agreement	—	(50,000)	—	(50,000)	—	(35,000)	—	(35,000)

Net cash provided by (used in) investing activities	48,029	(367,964)	—	(319,935)	(166,113)	(68,466)	—	(234,579)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	9,156	—	—	9,156	6,698	—	—	6,698
Excess tax benefit from stock-based compensation	608	—	—	608	397	—	—	397
Proceeds from issuance of long-term debt	—	—	—	—	400,000	—	—	400,000
Payments on long-term debt	—	—	—	—	(338,434)	—	—	(338,434)
Debt issuance costs	(1,623)	—	—	(1,623)	(10,659)	—	—	(10,659)
Intercompany	(96,194)	95,654	540	—	137,523	(138,338)	815	—

Net cash (used in) provided by financing activities	(88,053)	95,654	540	8,141	195,525	(138,338)	815	58,002

(Decrease) increase in cash and cash equivalents	(58,117)	(2,358)	1,403	(59,072)	(13,937)	6,530	1,274	(6,133)
Cash and cash equivalents, beginning of period	101,210	8,749	3,818	113,777	26,802	1,071	2,141	30,014

Cash and cash equivalents, end of period	$43,093	$6,391	$5,221	$54,705	$12,865	$7,601	$3,415	$23,881

The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries for the 2007 Credit Facility (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2007					December 31, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$43,093	$6,395	$5,217	$—	$54,705	$101,210	$8,801	$3,766	$—	$113,777
Investment in Debt Securities	867,998	—	—	—	867,998	890,185	—		—	890,185
Accounts receivable, net	1,766	258,459	832	—	261,057	3,056	258,825	2,058	—	263,939
Inventories	158,239	17,845	9,298	—	185,382	176,389	16,942	9,246	—	202,577
Deferred income tax assets	13,007	49,638	376	—	63,021	30,051	51,518	422	—	81,991
Income taxes receivable	1,250	747	191	—	2,188	—	—	—	—	—
Prepaid expenses and other current assets	50,927	14,310	272	(3,040)	62,469	99,678	6,578	339	—	106,595
Current assets held for sale	—	15,602	—	—	15,602	—	14,409	—	—	14,409

Total current assets	1,136,280	362,996	16,186	(3,040)	1,512,422	1,300,569	357,073	15,831	—	1,673,473

Property, plant and equipment, net	111,913	84,498	45,526	—	241,937	109,572	86,595	48,215	—	244,382
Intangible assets, net	—	999,556	3,147	—	1,002,703	—	787,029	3,284	—	790,313
Goodwill	—	128,384	662	—	129,046	—	120,490	662	—	121,152
Marketable securities	11,237	—	—	—	11,237	11,578	—	—	—	11,578
Deferred income tax assets	6,782	299,938	(818)	—	305,902	(2,111)	274,992	(1,327)	—	271,554
Other assets	43,598	58,671	—	—	102,269	40,142	53,161	44	—	93,347
Assets held for sale	—	72,829	—	—	72,829		123,732	—	—	123,732
Investments in subsidiaries	1,620,165	—	—	(1,620,165)	—	2,615,029	—	—	(2,615,029)	—

Total assets	$2,929,975	$2,006,872	$64,703	$(1,623,205)	$3,378,345	$4,074,779	$1,803,072	$66,709	$(2,615,029)	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,309	$26,501	$2,418	$(3,040)	$70,188	$51,671	$22,836	$2,651	$—	$77,158
Accrued expenses	36,086	313,073	1,766	—	350,925	134,089	373,886	2,162	—	510,137
Income taxes payable	—	—	—	—	—	28,045	2,507	(51)	—	30,501

Total current liabilities	80,395	339,574	4,184	(3,040)	421,113	213,805	399,229	4,762	—	617,796

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other long-term liabilities	60,256	5,802	2,163	—	68,221	16,243	4,675	2,211	—	23,129
Intercompany (receivable) payable	(99,687)	104,640	(4,953)	—	—	1,156,125	(725,304)	(430,821)	—	—

Total liabilities	440,964	450,016	1,394	(3,040)	889,334	1,786,173	(321,400)	(423,848)	—	1,040,925

Shareholders’ equity	2,489,011	1,556,856	63,309	(1,620,165)	2,489,011	2,288,606	2,124,472	490,557	(2,615,029)	2,288,606

Total liabilities and shareholders’ equity	$2,929,975	$2,006,872	$64,703	$(1,623,205)	$3,378,345	$4,074,779	$1,803,072	$66,709	$(2,615,029)	$3,329,531

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2007					Three Months Ended June 30, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)
	(In thousands)

Revenues:
Net sales	$130,933	$522,185	$12,544	$(143,332)	$522,330	$112,993	$480,651	$13,068	$(128,152)	$478,560
Royalty revenue	—	20,396	—	—	20,396	—	21,085	—	—	21,085

Total revenues	130,933	542,581	12,544	(143,332)	542,726	112,993	501,736	13,068	(128,152)	499,645

Operating costs and expenses:
Cost of revenues	46,109	211,495	11,258	(143,332)	125,530	46,088	180,183	8,929	(128,152)	107,048
Selling, general and administrative	68,203	104,781	224	—	173,208	53,789	100,614	(245)	—	154,158
Research and development	1,234	39,117	104	—	40,455	2,048	32,582	—	—	34,630
Depreciation and amortization	4,883	33,941	1,588	—	40,412	6,759	30,765	1,023	—	38,547
Asset impairments	—	74,810	—	—	74,810	—	279	—	—	279
Restructuring charges	—	—	—	—	—	—	—	(8)	—	(8)

Total operating costs and expenses	120,429	464,144	13,174	(143,332)	454,415	108,684	344,423	9,699	(128,152)	334,654

Operating income	10,504	78,437	(630)	—	88,311	4,309	157,313	3,369	—	164,991
Other income (expense):
Interest income	8,496	21	—	—	8,517	8,363	30	—	—	8,393
Interest expense	(1,849)	(4)	—	—	(1,853)	(2,907)	(140)	—	—	(3,047)
Loss on early extinguishment of debt	—	—	—	—	—	(313)	—	—	—	(313)
Other, net	175	43	60	—	278	(173)	(225)	194	—	(204)
Equity in earnings of subsidiaries	51,555	—	—	(51,555)	—	114,690	—	—	(114,690)	—
Intercompany interest income (expense)	(6,051)	3,809	2,242	—	—	(15,044)	8,862	6,182	—	—

Total other income (expenses)	52,326	3,869	2,302	(51,555)	6,942	104,616	8,527	6,376	(114,690)	4,829

Income (loss) from continuing operations before income taxes	62,830	82,306	1,672	(51,555)	95,253	108,925	165,840	9,745	(114,690)	169,820
Income tax expense (benefit)	(1,955)	31,866	483	—	30,394	(1,978)	60,956	39	—	59,017

Income from continuing operations	64,785	50,440	1,189	(51,555)	64,859	110,903	104,884	9,706	(114,690)	110,803
Discontinued operations:
(Loss) income from discontinued operations	—	(115)	—	—	(115)	—	157	—	—	157
Income tax (benefit) expense	—	(41)	—	—	(41)	—	57	—	—	57

Total (loss) income from discontinued operations	—	(74)	—	—	(74)	—	100	—	—	100

Net income (loss)	$64,785	$50,366	$1,189	$(51,555)	$64,785	$110,903	$104,984	$9,706	$(114,690)	$110,903

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2007					Six Months Ended June 30, 2006
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenues:

Net sales	$258,695	$1,018,937	$25,356	$(284,952)	$1,018,036	$210,825	$943,556	$23,367	$(234,589)	$943,159

Royalty revenue	—	40,720	—	—	40,720	—	40,721	—	—	40,721

Total revenues	258,695	1,059,657	25,356	(284,952)	1,058,756	210,825	984,277	23,367	(234,589)	983,880

Operating costs and expenses:

Cost of revenues	93,295	407,646	20,995	(284,952)	236,984	83,443	334,779	15,819	(234,589)	199,452

Selling, general and administrative	139,070	202,328	122	—	341,520	102,875	222,162	(536)	—	324,501

Research and development	2,022	70,595	109	—	72,726	2,921	146,591	—	—	149,512

Depreciation and amortization	9,680	63,235	3,175	—	76,090	10,769	60,147	1,996	—	72,912

Asset impairments	—	74,810	—	—	74,810	—	279	—	—	279

Restructuring charges	460	—	—	—	460	—	—	(8)	—	(8)

Total operating costs and expenses	244,527	818,614	24,401	(284,952)	802,590	200,008	763,958	17,271	(234,589)	746,648

Operating income	14,168	241,043	955	—	256,166	10,817	220,319	6,096	—	237,232

Other income (expense):

Interest income	17,719	60	4	—	17,783	14,216	137	—	—	14,353

Interest expense	(3,852)	(26)	—	—	(3,878)	(5,888)	(143)	—	—	(6,031)

Loss on early extinguishment of debt	—	—	—	—	—	709	—	—	—	709

Other, net	(384)	(2)	121	—	(265)	(230)	(768)	284	—	(714)

Equity in earnings of subsidiaries	258,003	—	—	(258,003)	—	165,908	—	—	(165,908)	—

Intercompany dividend income	969,849	97,504	—	(1,067,353)	—	—	—	—	—	—

Intercompany interest income (expense)	(10,988)	6,533	4,455	—	—	(25,693)	14,510	11,183	—	—

Total other income (expenses)	1,230,347	104,069	4,580	(1,325,356)	13,640	149,022	13,736	11,467	(165,908)	8,317

Income (loss) from continuing operations before income taxes	1,244,515	345,112	5,535	(1,325,356)	269,806	159,839	234,055	17,563	(165,908)	245,549

Income tax expense (benefit)	(3,536)	90,466	1,963	—	88,893	(1,741)	85,219	433	—	83,911

Income (loss) from continuing operations	1,248,051	254,646	3,572	(1,325,356)	180,913	161,580	148,836	17,130	(165,908)	161,638

Discontinued operations:

(Loss) income from discontinued operations	—	(335)	—	—	(335)	—	(90)	—	—	(90)

Income tax (benefit) expense	—	(120)	—	—	(120)	—	(32)	—	—	(32)

Total (loss) income from discontinued operations	—	(215)	—	—	(215)	—	(58)	—	—	(58)

Net income (loss)	$1,248,051	$254,431	$3,572	$(1,325,356)	$180,698	$161,580	$148,778	$17,130	$(165,908)	$161,580

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2007				Six Months Ended June 30, 2006
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated
	(Unaudited)
	(In thousands)

Cash flows provided by operating activities	$(18,093)	$263,771	$7,044	$252,722	$(43,349)	$199,740	$14,053	$170,444

Cash flows from investing activities:
Transfers from (to) restricted cash	(231)	—	—	(231)	128,874	—	—	128,874
Purchases of investments in debt securities	(869,683)	—	—	(869,683)	(766,117)	—	—	(766,117)
Proceeds from maturities and sales of investments in debt securities	891,870	—	—	891,870	482,152	—	—	482,152
Purchases of property, plant and equipment	(11,654)	(6,017)	(423)	(18,094)	(11,022)	(6,719)	(2,662)	(20,403)
Proceeds from sale of property and equipment	—	3	—	3	—	—	—	—
Acquisition of Avinza®	(23)	(296,469)	—	(296,492)	—	—	—	—
Loan repayment from Ligand	37,750	—	—	37,750	—	—	—	—
Purchases of product rights and intellectual property	—	(15,058)	—	(15,058)	—	(24,085)	—	(24,085)
Arrow International Limited collaboration agreement	—	(50,000)	—	(50,000)	—	(35,000)	—	(35,000)

Net cash provided by (used in) investing activities	48,029	(367,541)	(423)	(319,935)	(166,113)	(65,804)	(2,662)	(234,579)

Cash flows from financing activities:			—				—
Proceeds from exercise of stock options, net	9,156	—	—	9,156	6,698	—	—	6,698
Excess tax benefit from stock-based compensation	608	—	—	608	397	—	—	397
Proceeds from issuance of long-term debt	—	—	—	—	400,000	—	—	400,000
Payments on long-term debt	—	—	—	—	(338,434)	—	—	(338,434)
Debt issuance costs	(1,623)	—	—	(1,623)	(10,659)	—	—	(10,659)
Intercompany	(96,194)	101,364	(5,170)	—	137,523	(127,501)	(10,022)	—

Net cash (used in) provided by financing activities	(88,053)	101,364	(5,170)	8,141	195,525	(127,501)	(10,022)	58,002

(Decrease) increase in cash and cash equivalents	(58,117)	(2,406)	1,451	(59,072)	(13,937)	6,435	1,369	(6,133)
Cash and cash equivalents, beginning of period	101,210	8,801	3,766	113,777	26,802	1,172	2,040	30,014

Cash and cash equivalents, end of period	$43,093	$6,395	$5,217	$54,705	$12,865	$7,607	$3,409	$23,881

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed our acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. The addition of Avinza® complements our other opioid products that we have in development and our currently marketed product, Skelaxin®, a muscle relaxant. For additional information, please see Note 4, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, “Financial Statements.”

On January 9, 2007, we obtained an exclusive license to certain of Vascular Solutions, Inc.’s (“Vascular Solutions”) hemostatic products, including products which we market as Thrombi-PadTM and Thrombi-Gel® hemostats. The license also includes a product we expect to market as Thrombi-PasteTM, which is currently in development. Each of these products includes our Thrombin-JMI® product as a component. Vascular Solutions will manufacture for us the products covered by the license. With the addition of these products, we have the opportunity to offer physicians a wider variety of means to administer Thrombin-JMI®. For additional information, please see Note 4, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, “Financial Statements.”

During the second quarter of 2007, we completed our Phase III clinical trial program evaluating the combination of Altace® with a hydrochlorothiazide diuretic, an investigational drug product we are developing. The clinical trial program for this drug met its primary and secondary endpoints. The clinical trial data demonstrated the efficacy and tolerability benefits of Altace® 20mg, the maximum approved dose, and the benefits of 20mg of Altace® combined with a diuretic for patients who require an antihypertensive agent as well as a diuretic. Later this year, we plan to submit these data to the U.S. Food and Drug Administration (“FDA”) as part of a New Drug Application for an Altace® diuretic combination product.

In June 2007, the FDA approved our Thrombin-JMI® Epistaxis Kit, a new intranasal spray delivery device for Thrombin-JMI® for use to aid in stopping epistaxes (nosebleeds). The kit offers healthcare professionals in the emergency department and trauma center a convenient new option to achieve fast, active hemostasis during epistaxes. We plan to begin marketing the Thrombin-JMI® Epistaxis Kit in the United States by the fourth quarter of this year, further expanding our portfolio of Thrombin-JMI® products.

Importantly, we, together with our partner Pain Therapeutics, recently announced the completion of patient enrollment in the pivotal Phase III clinical trial for Remoxytm, our lead investigational product for moderate to severe pain. Remoxy’stm sustained release formulation has the potential to reduce the improper and often intentional accelerated release of oxycodone through crushing, heating, or dissolution in alcohol that is reported with respect to other long acting opioids. Results from this trial are expected in the fourth quarter of 2007, after the last patient completes the three-month treatment period.

Also in July 2007, we entered into an asset purchase agreement with JHP Pharmaceuticals, LLC (“JHP”), pursuant to which JHP will acquire King’s Rochester, Michigan sterile manufacturing facility, some of King’s legacy products that are manufactured there, and the related contract manufacturing business. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide certain filling and finishing manufacturing activities with respect to Thrombin-JMI®. Under the terms of the asset purchase agreement, JHP will pay us approximately $90 million, subject to final inventory adjustments. The agreement is subject to customary regulatory approvals, including antitrust review under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to close the transaction during the third quarter of 2007. The redeployment of our investments in the assets subject to this agreement should enable us to bolster our ongoing business development and research and development initiatives, which we believe are more likely to contribute to our potential for long-term growth.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2007 and 2006

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Total Revenues
Branded pharmaceuticals	$466,931	$419,118	$916,018	$836,738
Meridian Medical Technologies	50,896	53,883	93,911	95,167
Royalties	20,396	21,085	40,720	40,721
Contract manufacturing	3,450	5,559	6,658	11,254
Other	1,053	—	1,449	—

Total revenues	$542,726	$499,645	$1,058,756	$983,880
Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded pharmaceuticals	$95,759	$75,703	$182,633	$141,094
Meridian Medical Technologies	20,748	23,756	39,188	43,003
Royalties	2,627	2,556	5,070	4,926
Contract manufacturing	3,285	5,033	6,289	10,429
Other	3,111	—	3,804	—

Total cost of revenues	$125,530	$107,048	$236,984	$199,452

The following table summarizes our gross to net sales deductions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Gross Sales	$667,423	$616,569	$1,302,262	$1,224,429
Commercial Rebates	45,124	40,766	94,062	97,044
Medicaid Rebates	12,179	9,600	20,897	18,312
Medicare Part D Rebates	14,670	14,702	29,636	25,870
Chargebacks	22,582	22,857	46,227	52,247
Returns	6,490	8,244	5,236	7,542
Trade Discounts/Other	23,766	20,598	47,784	39,627

	542,612	499,802	1,058,420	983,787
Discontinued Operations	(114)	157	(336)	(93)

Net Sales	$542,726	$499,645	$1,058,756	$983,880

Gross sales were higher in the second quarter of 2007 compared to the second quarter of 2006 and in the first six months of 2007 compared to the first six months of 2006 primarily due to the acquisition of Avinza® on February 26, 2007 and price increases on various products.

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

The following tables provide the activity and ending balances for our significant gross to net sales categories:

Accrual for Rebates, including Administrative Fees (in thousands):

	2007	2006

Balance at January 1, net of prepaid amounts	$53,765	$126,240
Current provision related to sales made in current period	72,088	79,690
Current provision related to sales made in prior periods	534	(3,532)
Rebates paid	(67,255)	(115,999)

Balance at March 31, net of prepaid amounts	$59,132	$86,399

Current provision related to sales made in current period	72,822	69,912
Current provision related to sales made in prior periods	(849)	(4,844)
Rebates paid	(72,924)	(82,158)

Balance at June 30, net of prepaid amounts	$58,181	$69,309

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

In addition, during the first quarter of 2006, we delayed our regular periodic Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. For a discussion regarding this investigation, please see Note 8, “Commitments and Contingencies”, in Part I, “Financial Statements.” In the second quarter of 2006, the utilization of overpayments reduced our rebate payments by $19.8 million. In the second quarter and first six months of 2007, the utilization of overpayments reduced our rebate payments by approximately $1.6 million and $3.9 million, respectively. The utilization of the overpayments has therefore reduced “Rebates paid” in the table above.

Accrual for Returns (in thousands):

	2007	2006

Balance at January 1	$42,001	$50,902
Current provision	(1,254)	(702)
Actual returns	(6,295)	(7,692)

Ending balance at March 31	$34,452	$42,508

Current provision	6,490	8,244
Actual returns	(4,767)	(4,410)

Ending balance at June 30	$36,175	$46,342

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

Accrual for Chargebacks (in thousands):

	2007	2006

Balance at January 1	$13,939	$13,153
Current provision	23,645	29,390
Actual chargebacks	(26,557)	(25,972)

Ending balance at March 31	$11,027	$16,571

Current provision	22,582	22,857
Actual chargebacks	(22,962)	(25,402)

Ending balance at June 30	$10,647	$14,026

Branded Pharmaceuticals Segment

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Branded Pharmaceutical revenue:
Altace®	$163,296	$153,842	$9,454	6.1%	$319,916	$312,690	$7,226	2.3%
Skelaxin®	108,007	97,478	10,529	10.8	220,125	196,104	24,021	12.2
Thrombin-JMI®	65,156	61,907	3,249	5.2	129,131	120,104	9,027	7.5
Avinza®	34,850	—	34,850	—	44,249	—	44,249	—
Levoxyl®	25,584	29,127	(3,543)	(12.2)	47,641	60,082	(12,441)	(20.7)
Sonata®	16,590	23,912	(7,322)	(30.6)	40,443	45,178	(4,735)	(10.5)
Other	53,448	52,852	596	1.1	114,513	102,580	11,933	11.6

Total revenue	466,931	419,118	47,813	11.4	916,018	836,738	79,280	9.5
Cost of revenues, exclusive of depreciation, amortization and impairments	95,759	75,703	20,056	26.5	182,633	141,094	41,539	29.4

Net sales from branded pharmaceutical products were higher in the second quarter of 2007 than in second quarter of 2006 and in the first six months of 2007 compared to the first six months of 2006 primarily due to the acquisition of Avinza® on February 26, 2007 and price increases on various products. Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Avinza®, Levoxyl®, and Sonata® remain at normalized levels as of June 30, 2007. We estimate that wholesale and retail inventories of our products as of June 30, 2007 represent gross sales of approximately $190.0 million to $200.0 million.

Sales of Key Products

Altace®

Net sales of Altace® increased in the second quarter and first six months of 2007 from the second quarter and first six months of 2006 primarily due to a price increase taken in the fourth quarter of 2006, which was offset by a decrease in prescriptions. Total prescriptions for Altace® decreased approximately 5.7% and 5.2% in the second quarter of 2007 and the first six months of 2007, respectively, compared to the same periods of the prior year according to IMS America, Ltd. (“IMS”) monthly prescription data.

For a discussion regarding the risk of potential generic competition for Altace®, please see Note 8, “Commitments and Contingencies” in Part I, “Financial Statements.”

Skelaxin®

Net sales of Skelaxin® increased in the second quarter and first six months of 2007 from the second quarter and first six months of 2006 primarily due to a price increase taken in the fourth quarter of 2006 and an increase in prescriptions. During the first six months of 2007, net sales of Skelaxin® benefited from a favorable change in estimate during the first quarter of 2007 in the product’s reserve for returns as discussed above. Total prescriptions for Skelaxin® increased approximately 1.5% and 0.9% in the second quarter of 2007 and the first six months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data. We do not anticipate Skelaxin® net sales will increase at the same rate during the second half of 2007.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 primarily due to a price increase taken in the fourth quarter of

2006. We believe Thrombin-JMI® net sales in 2007 may not continue to increase at the rate experienced in the first six months of 2007 and could decrease due to the potential introduction of new competitors in the market in the second half of 2007.

Avinza®

On September 6, 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Net sales of Avinza® in the first six months of 2007 reflect sales occurring from February 26, 2007 through June 30, 2007. Total prescriptions for Avinza® decreased approximately 17.6% and 16.7% in the second quarter of 2007 and the first six months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

Levoxyl®

Net sales of Levoxyl® decreased in the second quarter of 2007 and first six months of 2007 compared to the same periods in the prior year primarily due to a decrease in prescriptions in 2007 as a result of generic competition. Total prescriptions for Levoxyl® were approximately 13.3% and 12.3% lower in the second quarter of 2007 and the first six months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

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

Sonata®

Net sales of Sonata® were lower in the second quarter of 2007 than in the second quarter of 2006 primarily due to a decrease in prescriptions and an increase in returns, partially offset by a price increase taken in the fourth quarter of 2006. Total prescriptions for Sonata® decreased approximately 17.9% and 16.0% in the second quarter of 2007 and the first six months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data. The decrease in prescriptions during 2007 was primarily due to new competitors that entered the market in 2005. We have experienced periodic stock-outs in our inventory of Sonata® due to problems with production experienced by the third-party manufacturer of Sonata®. Based on our conversations with the manufacturer, and our current levels of inventory and demand for the product, we do not currently anticipate further stock-outs. However, if we do experience additional stock-outs, they would likely negatively affect net sales of Sonata® in future quarters. We are currently working to transfer the manufacture of Sonata® to another manufacturer.

Net sales of Sonata® were lower in the first six months of 2007 than in the first six months of 2006 primarily due to a decrease in prescriptions and an increase in returns, partially offset by a price increase taken in the fourth quarter of 2006.

For a discussion regarding the risk of potential generic competition for Sonata®, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

Other

Net sales of other branded pharmaceutical products were higher in the second quarter of 2007 compared to the second quarter of 2006 primarily due to price increases which were partially offset by decreases in prescriptions.

Net sales of other branded pharmaceutical products were higher in the first six months of 2007 compared to the first six months of 2006 primarily due to an increase in net sales of Bicillin® and price increases which were partially offset by decreases in prescriptions. We completed construction of facilities to produce Bicillin® at our Rochester, Michigan location and began commercial production in the fourth quarter of 2006 and replenished wholesale inventories of the product during the first quarter of 2007. Most of our other branded pharmaceutical products are not promoted through our sales force and prescriptions for many of these products are declining. As discussed above, we plan to sell several of our other branded pharmaceutical products to JHP in the second half of 2007. Considering all of these factors, we anticipate net sales of other branded pharmaceutical products will significantly decrease in the second half of 2007.

Cost of Revenues

Cost of revenues from branded pharmaceutical products increased in the second quarter and first six months of 2007 from the second quarter and first six months of 2006 primarily due to an increase in royalties associated with Skelaxin® and Avinza®.

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

Cost of revenues includes special items that resulted in a charge of $3.8 million in the second quarter and the first six months of 2007 related to the termination of certain contracts.

Meridian Medical Technologies

	For the Three Months		Change		For the Six		Change
	Ended June 30,		2007 vs. 2006		Months Ended June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Meridian Medical Technologies revenue	$50,896	$53,883	$(2,987)	(5.5)%	$93,911	$95,167	$(1,256)	(1.3)%
Cost of revenues, exclusive of depreciation, amortization and impairments	20,748	23,756	(3,008)	(12.7)	39,188	43,003	(3,815)	(8.9)

Revenues from Meridian Medical Technologies decreased in the second quarter of 2007 compared to the second quarter of 2006 primarily due to decreases in unit sales of products to the government and decreases in unit sales of Epipen® to Dey, L.P. Revenues from Meridian Medical Technologies decreased in the first six months of 2007 compared to the first six months of 2006 primarily due to decreases in unit sales of products to the government, partially offset by an increase in revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory LTD on March 1, 2006. Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from Meridian Medical Technologies fluctuate based on the buying patterns of Dey, L.P. and government customers. Total prescriptions for Epipen® in the United States increased approximately 6.4% and 5.9% during the second quarter of 2007 and the first six months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

Cost of revenues from Meridian Medical Technologies decreased in the second quarter of 2007 and in the first six months of 2007 primarily due to lower unit sales.

Royalties

	For the Three Months		Change		For the Six		Change
	Ended June 30,		2007 vs. 2006		Months Ended June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Royalty revenue	$20,396	$21,085	$(689)	(3.3)%	$40,720	$40,721	$(1)	(<1)%
Cost of revenues, exclusive of depreciation, amortization and impairments	2,627	2,556	71	2.8	5,070	4,926	144	2.9

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

Contract Manufacturing

	For the Three Months		Change		For the Six		Change
	Ended June 30,		2007 vs. 2006		Months Ended June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Contract manufacturing revenue	$3,450	$5,559	$(2,109)	(37.9)%	$6,658	$11,254	$(4,596)	(40.8)%
Cost of revenues, exclusive of depreciation, amortization and impairments	3,285	5,033	(1,748)	(34.7)	6,289	10,429	(4,140)	(39.7)

Revenues and cost of revenues from contract manufacturing decreased in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 due to a lower volume of units manufactured for third parties. As discussed above, we anticipate the sale of substantially all of our contract manufacturing business to JHP in the second half of 2007. Therefore, we anticipate a significant decrease in contract manufacturing revenue in the second half of 2007.

Operating Costs and Expenses

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2007 vs. 2006		Ended June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments as shown below	$125,530	$107,048	$18,482	17.3%	$236,984	$199,452	$37,532	18.8%
Selling, general and administrative	173,208	154,158	19,050	12.4	341,520	324,501	17,019	5.2
Research and development	40,455	34,630	5,825	16.8	72,726	149,512	(76,786)	(51.4)
Depreciation and amortization	40,412	38,547	1,865	4.8	76,090	72,912	3,178	4.4
Asset impairments	74,810	279	74,531	>100	74,810	279	74,531	>100
Restructuring charges	—	(8)	8	100.0	460	(8)	468	58.5

Total operating costs and expenses	$454,415	$334,654	$119,761	35.8	$802,590	$746,648	$55,942	7.5%

Selling, General and Administrative Expenses

	For the Three Months		Change		For the Six		Change
	Ended June 30,		2007 vs. 2006		Months Ended June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$125,684	$107,126	$18,558	17.3%	$248,038	$212,180	$35,858	16.9%
Co-promotion fees	47,524	47,032	492	1.0	93,482	112,321	(18,839)	(16.8)

Total selling, general and administrative	$173,208	$154,158	$19,050	12.4%	$341,520	$324,501	$17,019	5.2%

As a percentage of total revenues, total selling, general, and administrative expenses were 31.9% and 30.9% in the second quarter of 2007 and the second quarter of 2006, respectively. As a percent of total revenues, total selling, general, and administrative expenses were 32.3% and 33.0% the first six months of 2007 and the first six months of 2006, respectively.

Total selling, general and administrative expenses increased in the second quarter of 2007 compared to the second quarter of 2006 primarily due to an increase in operating expenses associated with sales and marketing. The increases in sales and marketing expenses are driven by an increase in the size of our sales force and marketing costs primarily associated with Altace® and Avinza®.

Total selling, general and administrative expenses increased in the first six months of 2007 compared to the first six months of 2006 primarily due to an increase in operating expenses associated with sales and marketing for the reasons discussed above, partially offset by a decrease in co-promotion fees we pay to Wyeth under our co-promotion agreement. The co-promotion fee decreased due to a lower co-promotion fee average rate during 2007 as a result of the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

Selling, general and administrative expense includes special income items of $1.6 million and $0.5 million in the second quarter of 2007 and the first six months of 2007, respectively, and charges of $1.5 million and $4.5 million in the second quarter of 2006 and the first six months of 2006, respectively, primarily due to professional fees related to the now-completed investigation of our company by the HHS/OIG and the partially completed investigation by the SEC and private plaintiff securities litigation. During the second quarter of 2007, we recorded an anticipated insurance recovery of legal fees in the amount of $3.4 million related to the securities litigation. In July of 2007, we received payment for the recovery of these legal fees. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.”

Research and Development Expense

	For the Three Months		Change		For the Six		Change
	Ended June 30,		2007 vs. 2006		Months Ended June 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Research and development	$37,355	$34,630	$2,725	7.9%	$69,626	$64,512	$5,114	7.9%
Research and development — in process upon acquisition	3,100	—	3,100	—	3,100	85,000	(81,900)	(96.4)

Total research and development	$40,455	$34,630	$5,825	16.8%	$72,726	$149,512	$(76,786)	(51.4%)

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

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items. In the first six months of 2007, special items included a charge equaling $3.1 million for a payment to Mutual Pharmaceutical Company (“Mutual”) to jointly research and develop one or more improved formulations of metaxalone. During the first six months of 2006, special items included a charge equaling $85.0 million for our acquisition of in-process research and development associated with our collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product.

Under the agreement with Mutual, we seek Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual has developed prior to execution of this agreement and access to the Mutual’s and United Research Laboratories’ rights in intellectual property pertaining to such formulations. The success of this project is dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of the agreement was approximately $5.0 million. In addition, we could be required to make additional milestone payments of up to $10.0 million.

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

Depreciation and Amortization Expense

Depreciation and amortization expense increased in the second quarter of 2007 and the first six months of 2007 compared to the second quarter of 2006 and to the first six months of 2006 primarily due to increased amortization expense related to Avinza®. On February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date. For additional information, please see, Note 4, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part 1, “Financial Statements.” Depreciation and amortization expense in the second quarter of 2007 and the first six months of 2007 includes a special item consisting of a $1.5 million and $3.0 million charge, respectively, associated with accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by the end of 2008.

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	Intangible asset impairment charge of $29.3 million in the second quarter of 2007 and $0.3 million in the second quarter of 2006. The intangible asset impairment charge in the second quarter of 2007 was primarily related to our decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane (“HFA”) as a propellant.

•	A charge of $45.6 million in the second quarter of 2007 related to the write-down of our Rochester, Michigan sterile manufacturing facility and certain legacy branded pharmaceutical products which we have classified as held for sale. On July 14, 2007, we entered into an asset purchase agreement with JHP Pharmaceuticals, LLC (“JHP”), pursuant to which JHP will acquire the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there, and the related contract manufacturing business. For additional information, please see Note 6, “Assets Held for Sale,” in Part I, “Financial Statements,” and “Recent Developments,” in Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As of June 30, 2007, the net intangible assets associated with Synercid® totaled approximately $81.1 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain generic companies have challenged patents on Altace® and Skelaxin®. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, “Financial Statements.” If a generic version of Altace® or Skelaxin® enters the market, we may have to write-off a portion or all of the intangible assets associated with these products.

Non-Operating Items

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Interest income	$8,517	$8,393	$17,783	$14,353
Interest expense	(1,853)	(3,047)	(3,878)	(6,031)
(Loss) gain on early extinguishment of debt	—	(313)	—	709
Other, net	278	(204)	(265)	(714)

Total other income	6,942	4,829	13,640	8,317
Income tax expense	30,394	59,017	88,893	83,911
Discontinued operations	(74)	100	(215)	(58)

Interest Income

Interest income increased during the first six months of 2007 compared to the first six months of 2006 primarily due to an increase in interest rates and a higher average balance of cash, cash equivalents and investments in debt securities in 2007 compared to 2006.

Special items affecting other income included a loss of $0.3 million during the second quarter of 2006 and income of $0.7 million during the first six months of 2006 resulting from the early retirement of our 2 3/4% Convertible Debentures due November 15, 2021.

Income Tax Expense

During the second quarter of 2007 and the first six months of 2007, our effective income tax rate for continuing operations was 31.9% and 32.9%, respectively. During the second quarter of 2006 and the first six months of 2006, our effective income tax rate for continuing operations was 34.8% and 34.2%, respectively. These rates differ from the statutory rate of 35% primarily due to tax benefits related to tax-exempt interest income, domestic manufacturing and the effect of special items, which benefits were partially offset by state taxes. Additionally, the 2006 rate benefited from charitable contributions of inventory.

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

In July 2007, we entered into an asset purchase agreement with JHP pursuant to which JHP will acquire King’s Rochester, Michigan sterile manufacturing facility, some of King’s legacy products that are manufactured there, and the related contract manufacturing business. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide certain fill and finish manufacturing activities with respect to Thrombin-JMI®. Under the terms of the asset purchase agreement, JHP will pay us approximately $90 million, subject to final inventory adjustments. The agreement is subject to customary regulatory approvals, including antitrust review under the Hart-Scott-Rodino Antitrust Improvements Act. We expect to close the transaction during the third quarter of 2007.

On May 18, 2007, we entered into a Product Development Agreement with Mutual Pharmaceutical Company (“Mutual”) and United Research Laboratories (“United”) to jointly research and develop one or more improved formulations of metaxalone. Under this agreement, the Company seeks Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United’s rights in intellectual property pertaining to such formulations. We paid $3.1 million to Mutual for development expenses, and this was recorded as in-process research and development. We could be required to make additional milestone payments of up to $10.0 million.

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed the acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289.7 million, consisting of $289.3 million in cash consideration and $0.3 million for the assumption of a short-term liability. Additionally, we incurred acquisition costs of $6.7 million. Of the cash payments made to Ligand, $15.0 million is set aside in an escrow account to fund potential liabilities that Ligand could later owe the Company.

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

On January 9, 2007, we obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which we market as Thrombi-PadTM and Thrombi-Gel®. The license also includes a product we expect to market as Thrombi-PasteTM, which is currently in development. Each of these products includes our Thrombin-JMI® topical hemostatic agent as a component. Vascular Solutions will manufacture and supply the products for us. Upon execution of the agreements, we made an initial payment to Vascular Solutions of $6.0 million, a portion of which is refundable in the event FDA approval for certain of these products is not received. During the second quarter of 2007, we made an additional milestone payment of $1.0 million. In addition, we could make additional milestone payments of up to $1.0 million in cash.

On June 22, 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006, we entered into an Amended and Restated Co-Promotion Agreement with Wyeth regarding Altace®. Effective January 1, 2007, we assumed full responsibility for selling and marketing Altace®. For all of 2006, the Wyeth sales force promoted the product with us and Wyeth shared marketing expenses. We have paid or will pay Wyeth a reduced annual fee as follows:

•	For 2006, 15% of Altace® net sales up to $165.0 million, 42.5% of Altace® net sales in excess of $165.0 million and less than or equal to $465.0 million, and 52.5% of Altace®net sales that are in excess of $465.0 million and less than or equal to $585.0 million.

•	For 2007, 30% of Altace® net sales, with the fee not to exceed $178.5 million.

•	For 2008, 22.5% of Altace® net sales, with the fee not to exceed $134.0 million.

•	For 2009, 14.2% of Altace® net sales, with the fee not to exceed $84.5 million.

•	For 2010, 25% of Altace® net sales, with the fee not to exceed $5.0 million.

The annual fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected fee for the quarter to applicable expected Altace®net sales for the year.

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

On February 12, 2006, we entered into a collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. On February 27, 2007, the FDA approved an NDA arising from this collaboration for an Altace® tablet formulation. Arrow granted us an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed Amended Ramipril Application for the amount of $5.0 million. In April 2007, we exercised this option and paid $5.0 million to Arrow. As a result, we own the entire right, title and interest in and to the Ramipril Application. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for us. However, under certain conditions we may manufacture and supply new formulations of ramipril.

Upon execution of the agreements, we made an initial payment to Arrow of $35.0 million. During the fourth quarter of 2006 and the first and second quarters of 2007, we made additional payments of $25.0 million in each of the three quarters to Arrow. We classified these payments as in-process research and development expense in 2006. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

On February 12, 2006, we entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt will have the non-exclusive right to distribute a generic version of our currently marketed Altace® product in the U.S. market, which would be supplied by us.

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

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize RemoxyTM and other opioid painkillers. RemoxyTM is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate-to-severe chronic pain. Importantly, Remoxy’stm sustained release formulation has the potential to reduce the improper and often intentional accelerated release of oxycodone through crushing, heating, or dissolution in alcohol that is reported with respect to other long-acting opioids. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $145.0 million in cash based on the successful clinical and regulatory development of RemoxyTM and other opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for RemoxyTM and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance, which could, under the terms of the agreement, total $100.0 million over four years. After regulatory approval and commercialization of RemoxyTM or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

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

The individual purportedly acting as a “relator” under the False Claims Act appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31 million that was paid by us to those states that do not have legislation providing for a “relator’s share.” The purported relator asserted for the first time on appeal that we should be responsible for making such a payment to this individual. Oral argument of the appeal before the United States Court of Appeals for the Third Circuit was heard on May 8, 2007. On July 16, 2007, the Court of Appeals affirmed the District Court’s decision in all respects, and denied the relator’s assertions with respect to us. The relator has exercised his limited rights to appeal the Court of Appeals’ decision. We believe that the claim against us is without merit and we do not expect the result of this appeal or any subsequent appeal to have a material effect on us.

In addition to the Settlement Agreements, we have entered into a five-year corporate integrity agreement with HHS/OIG (the “Corporate Integrity Agreement”) pursuant to which we are required, among other things, to keep in place our current compliance program, to provide periodic reports to HHS/OIG and to submit to audits relating to our Medicaid rebate calculations.

The Settlement Agreements do not resolve any of the previously disclosed civil suits that are pending against us and related individuals and entities discussed in the section “Securities and Derivative Litigation” below.

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

Securities and Derivative Litigation

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and our independent auditors and to add additional claims. Trial is scheduled to begin on September 22, 2008.

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

During the third quarter of 2006 and the second quarter of 2007, we recorded an anticipated insurance recovery of legal fees in the amount of $6.8 million and $3.4 million, respectively, for the class action and derivative suits described above. In November of 2006 and July of 2007, we received payment for the recovery of these legal fees.

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

Cash Flows

Operating Activities

	For the
	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$252,722	$170,444

Our net cash from operations was higher in 2007 than in 2006 primarily due to our payment in 2006 of $129.3 million pursuant to the “Settlement Agreements” described in the section entitled “Settlement of Government Pricing Investigation” above. Our net cash flows from operations in 2007 includes the effect of a $50.1 million payment we made as a result of a binding arbitration proceeding with Elan in 2006.

The following table summarizes the changes in operating assets and liabilities and deferred taxes that occurred during the six months ending June 30, 2007 and 2006 and the resulting cash provided by (used in) operating activities:

	For the
	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Accounts receivable, net of allowance	$2,972	$(39,011)
Inventories	18,256	21,987
Prepaid expenses and other current assets	(26,596)	(29,202)
Accounts payable	(5,735)	(14,837)
Accrued expenses and other liabilities	(69,671)	(83,988)
Income taxes payable	11,535	33,962
Deferred revenue	(2,340)	(4,546)
Other assets	(8,264)	(14,562)
Deferred taxes	(15,438)	(30,169)

Total changes in operating assets and liabilities and deferred taxes	$(95,281)	$(160,366)

Investing Activities

	For the
	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Net cash used in investing activities	$(319,935)	$(234,579)

Investing activities in 2007 include the acquisition of Avinza® for $296.5 million, payments of $50.0 million under our collaboration agreement with Arrow, $6.0 million related to our acquisition of exclusive licenses from Vascular Solutions and $5.0 million related to our acquisition of rights to the Ramipril Application from Arrow. Capital expenditures during 2007 totaled $18.1 million, which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. These payments were partially offset by net proceeds from sales of investments in debt securities in the amount of $22.2 million and the collection of the loan to Ligand in the amount of $37.8 million.

Investing activities in 2006 primarily relate to our net proceeds from sales of investments in debt securities of $284.0 million. We transferred $129.3 million from restricted cash for payments associated with the “Settlement Agreements” noted above in cash flows from operating activities. Additionally, we made payments totaling $59.1 million for our collaboration agreement with Arrow and certain of its affiliates and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $20.4 million, which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2007 of approximately $53.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, information technology systems and hardware, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Financing Activities

	For the
	Six Months Ended
	June 30,
	2007	2006
	(In thousands)

Net cash provided by financing activities	$8,141	$58,002

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

In April 2002, we established a $400.0 million five-year senior secured revolving credit facility that was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which is scheduled to mature in April 2012 (the “2007 Credit Facility”). As of June 30, 2007 up to $474.0 million is available to us under the 2007 Credit Facility.

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of our domestic subsidiaries and by a pledge of 65% of the equity of our foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by four of our subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc. The 2007 Credit Facility accrues interest at either, at our option, (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (a) unused commitments under the facility and (b) letters of credit outstanding. The facility provides availability for the issuance of up to $30.0 million in letters of credit. We incurred $1.6 million of deferred financing costs in connection with the establishment of this facility, which we will amortize over five years, the life of the facility. This facility requires us to maintain a minimum net worth of no less than $1.5 billion plus 50% of our consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of June 30, 2007, we were in compliance with these covenants. As of June 30, 2007, we had $1.0 million outstanding for letters of credit.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of June 30, 2007, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

Impact of Inflation

We have experienced only moderate raw material and labor price increases in recent years. We have passed some price increases along to our customers.

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

The gross carrying amount and accumulated amortization of our trademarks and product rights as of June 30, 2007 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value
	(In thousands)

Branded
Altace®	$281,150	$93,285	$187,865
Other Cardiovascular/metabolic	80,569	48,936	31,633

Cardiovascular/metabolic	361,719	142,221	219,498
Intal®	34,033	25,278	8,755
Other Hospital/acute care	170,242	53,868	116,374

Hospital/acute care	204,275	79,146	125,129
Skelaxin®	203,015	55,953	147,062
Sonata®	23,146	23,146	—

Neuroscience	226,161	79,099	147,062
Other	66,643	39,086	27,557

Total Branded	858,798	339,552	519,246
Meridian Medical Technologies	173,844	28,434	145,410
Royalties	2,470	2,146	324
Contract manufacturing	—	—	—
All other	—	—	—

Total trademarks and product rights	$1,035,112	$370,132	$664,980

The amounts for impairments and amortization expense and the amortization period used for the three months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	$—	4,084	20	$—	$3,677
Other Cardiovascular/metabolic	—	1,799		—	1,821

Cardiovascular/metabolic	—	5,883		—	5,498
Intal®	27,693	1,402	6	—	1,902
Other Hospital/acute care	1,566	2,833	—	279	3,181

Hospital/acute care	29,259	4,235		279	5,083
Skelaxin®	—	3,887	13.5	—	3,887
Other	—	605		—	795

Total Branded	29,259	14,610		279	15,263
Meridian Medical Technologies	—	1,984		—	1,903
Royalties	—	11		—	11
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademarks and product rights	$29,259	$16,605		$279	$17,177

The amounts for impairments and amortization expense and the amortization period used for the six months ended June 30, 2007 and 2006 are as follows:

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®	$—	8,062	20	$—	$7,355
Other Cardiovascular/metabolic	—	3,598		—	3,641

Cardiovascular/metabolic	—	11,660		—	10,996
Intal®	27,693	2,804	6	—	3,805
Other Hospital/acute care	1,566	5,666	—	279	6,361

Hospital/acute care	29,259	8,470		279	10,166
Skelaxin®	—	7,774	13.5	—	7,774
Other	—	1,211		—	1,590

Total Branded	29,259	29,115		279	30,526
Meridian Medical Technologies	—	3,950		—	3,397
Royalties	—	21		—	21
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$29,259	$33,086		$279	$33,944

The remaining patent amortization period and the remaining amortization period for trademarks and product rights associated with significant products are as follows:

Remaining Life at June 30, 2007
Trademark &
	Patent	Product Rights

Altace®	1 year 10 months	11 years 6 months
Skelaxin®	—	9 years 6 months
Avinza®	10 years 5 months	—
Intal®	—	1 year 6 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare, and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in

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

Forward-looking statements in this report include, but are not limited to, statements about:

•	the potential of, including anticipated net sales and prescription trends for, our branded pharmaceutical products, particularly Altace®, Skelaxin®, Avinza®, Thrombin-JMI®, Levoxyl® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxytm, an investigational drug for the treatment of moderate-to-severe chronic pain; bremelanotide, an investigational new drug for the treatment of erectile dysfunction and female sexual dysfunction; an Altace® diuretic combination product for patients who require an antihypertensive as well as a diuretic; and product life-cycle development projects;

•	the successful execution of our growth strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of a ramipril tablet formulation and other products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, the SEC investigation, other possible governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	the completion of the pending sale of our Rochester, Michigan sterile manufacturing facility, and substantially all of our contract manufacturing business;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail below in Part II, Item 1A, “Risk Factors” and in the “Risk Factors” section, found in Part I, Item 1A of our 2006 Form 10-K, which we incorporate by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

As of June 30, 2007, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2006.

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

Many of our product lines, including Altace®, Skelaxin®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured in part or entirely by third parties. Upon completion of the pending sale of our Rochester, Michigan sterile manufacturing facility, a third party will provide certain filling and finishing manufacturing activities in connection with our product Thrombin-JMI®.

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

At the annual meeting of shareholders on May 16, 2007, shareholders voted on the following proposals, with the results indicated below.

1. Election of Directors.  Shareholders elected three Class III directors to serve until the 2010 annual meeting of shareholders or until their successors have been duly elected and qualified, as follows (there were no abstentions or broker non-votes in connection with this matter):

		Withhold
	For	Authority

Philip A. Incarnati	211,492,619	5,704,294
Gregory D. Jordan	142,066,281	75,130,631
Brian A. Markison	208,884,777	8,312,136

Directors continuing in office following the annual meeting of shareholders were as follows:

Class I (terms to expire in 2008)	R. Charles Moyer
D. Greg Rooker
Ted G. Wood
Class II (terms to expire in 2009)	Earnest W. Deavenport, Jr.
Elizabeth M. Greetham

2. Approval of Third Amended and Restated Charter.  Shareholders approved a Third Amended and Restated Charter providing for annual election of directors beginning, for each class of directors, at the expiration of the class’s current term, and incorporating amendments to the Second Amended and Restated Charter previously approved by shareholders.

For	Against	Abstain

215,178,882	550,060	1,467,970

3. Ratification of Independent Registered Public Accounting Firm.  Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

For	Against	Abstain

215,021,866	932,609	1,242,437

Item 6. Exhibits

Number			Exhibit Title

3.1		—	Third Amended and Restated Charter of King Pharmaceuticals, Inc.
10	.1(1)	—	Form Of Retention Grant Agreement.
10	.2(1)	—	Form Of Long-Term Performance Unit Award Agreement.
10	.3(1)	—	Form Of Long-Term Performance Unit Award Agreement.
10	.4(1)	—	Form Of Restricted Stock Unit Agreement.
10	.5(1)	—	Director Compensation Policy.
10.6		—	Credit Agreement dated as of April 19, 2007 among King Pharmaceuticals, Inc.; the Lenders (as defined therein); Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent and Swingline Lender; Bank of America, N.A. and UBS Securities LLC, as Cosyndication Agents; Citigroup Global Markets Inc., Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Codocumentation Agents; U.S. Bank National Association as Managing Agent; and the Issuing Banks (as defined therein).
31.1		—	Certification by Chief Executive Officer Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification by Chief Financial Officer Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to King’s Current Report on Form 8-K filed May 21, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: August 7, 2007

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: August 7, 2007