Form 10-Q
period 2007-09-30
KING PHARMACEUTICALS INC
filed 2007-11-09
CIK 1047699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

Number of shares outstanding of registrant’s common stock as of November 7, 2007: 244,434,949

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Current Assets:
Cash and cash equivalents	$24,943	$113,777
Investments in debt securities	1,051,876	890,185
Marketable securities	2,273	—
Accounts receivable, net of allowance for doubtful accounts of $4,970 and $5,437, respectively	264,805	263,939
Inventories	148,763	202,577
Deferred income tax assets	111,272	81,991
Income taxes receivable	4,817	—
Prepaid expenses and other current assets	33,016	106,595
Current assets held for sale	13,519	14,409

Total current assets	1,655,284	1,673,473

Property, plant and equipment, net	250,203	244,382
Intangible assets, net	832,326	790,313
Goodwill	129,145	121,152
Marketable securities	—	11,578
Deferred income tax assets	340,237	271,554
Other assets (includes restricted cash of $16,360 and $15,968, respectively)	98,552	93,347
Assets held for sale	72,526	123,732

Total assets	$3,378,273	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$59,033	$77,158
Accrued expenses	394,057	510,137
Income taxes payable	—	30,501

Total current liabilities	453,090	617,796

Long-term debt	400,000	400,000
Other liabilities	66,635	23,129

Total liabilities	919,725	1,040,925

Commitments and contingencies (Note 8)
Shareholders’ equity	2,458,548	2,288,606

Total liabilities and shareholders’ equity	$3,378,273	$3,329,531

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues:
Net sales	$524,812	$472,570	$1,542,848	$1,415,729
Royalty revenue	20,042	19,136	60,762	59,857

Total revenues	544,854	491,706	1,603,610	1,475,586

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	197,761	106,473	434,745	305,925

Selling, general and administrative, exclusive of co-promotion fees	136,286	107,300	384,324	319,480
Co-promotion fees	48,971	50,294	142,453	162,615

Total selling, general and administrative expense	185,257	157,594	526,777	482,095

Research and development	34,889	38,419	104,515	102,931
Research and development-in process upon acquisition	200	25,000	3,300	110,000

Total research and development	35,089	63,419	107,815	212,931

Depreciation and amortization	36,762	37,833	112,852	110,745
Asset impairments	147,838	—	222,648	279
Restructuring charges (Note 12)	20,274	3,202	20,734	3,194

Total operating costs and expenses	622,981	368,521	1,425,571	1,115,169

Operating (loss) income	(78,127)	123,185	178,039	360,417

Other income (expense):
Interest income	10,678	8,489	28,461	22,842
Interest expense	(1,792)	(1,894)	(5,670)	(7,925)
Loss on investment	(10,453)	—	(10,453)	—
(Loss) gain on early extinguishment of debt	—	(11)	—	698
Other, net	(416)	101	(681)	(613)

Total other (expense) income	(1,983)	6,685	11,657	15,002

(Loss) income from continuing operations before income taxes	(80,110)	129,870	189,696	375,419
Income tax (benefit) expense	(39,583)	40,020	49,310	123,931

(Loss) income from continuing operations	(40,527)	89,850	140,386	251,488

Discontinued operations (Note 16):
(Loss) income from discontinued operations	(16)	865	(351)	775
Income tax (benefit) expense	(5)	310	(125)	278

Total (loss) income from discontinued operations, net	(11)	555	(226)	497

Net (loss) income	$(40,538)	$90,405	$140,160	$251,985

(Loss) income per common share:
Basic:
(Loss) income from continuing operations	$(0.17)	$0.37	$0.58	$1.04
Total (loss) income from discontinued operations	—	—	—	—

Net (loss) income	$(0.17)	$0.37	$0.58	$1.04

Diluted:
(Loss) income from continuing operations	$(0.17)	$0.37	$0.57	$1.04
Total (loss) income from discontinued operations	—	—	—	—

Net (loss) income	$(0.17)	$0.37	$0.57	$1.04

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance at December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422
Adoption of Statement of Financial Accounting Standard 123(R)	—	(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	251,985	—	251,985
Net unrealized loss on marketable securities, net of tax of $1,978	—	—	—	—	(3,872)	(3,872)
Foreign currency translation	—	—	—	—	(317)	(317)

Total comprehensive income						247,796
Stock-based compensation expense	—	18,774	—	—	—	18,774
Exercise of stock options	421,245	6,279	—	—	—	6,279
Issuance of share-based awards	199,005	—	—	—	—	—

Balance at September 30, 2006	243,113,666	$1,238,535	$—	$1,006,938	$798	$2,246,271

Balance at December 31, 2006	243,151,223	$1,244,986	$—	$1,043,902	$(282)	$2,288,606
Comprehensive income:
Net income	—	—	—	140,160	—	140,160
Reclassification of unrealized losses on marketable securities to earnings, net of tax of $377	—	—	—	—	615	615
Foreign currency translation	—	—	—	—	1,126	1,126

Total comprehensive income						141,901
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	(1,523)	—	(1,523)
Stock-based compensation expense	—	18,467	—	—	—	18,467
Exercise of stock options	701,120	11,097	—	—	—	11,097
Issuance of share-based awards	562,205	—	—	—	—	—

Balance at September 30, 2007	244,414,548	$1,274,550	$—	$1,182,539	$1,459	$2,458,548

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2007	2006

Cash flows provided by operating activities	$426,995	$297,257

Cash flows from investing activities:
Transfers (to) from restricted cash	(392)	128,722
Purchases of investments in debt securities	(1,574,031)	(1,170,272)
Proceeds from maturities and sales of investments in debt securities	1,412,340	885,390
Purchases of property, plant and equipment	(36,672)	(31,220)
Proceeds from sale of property and equipment	3	—
Acquisition of Avinza®	(296,664)	—
Loan repayment from Ligand	37,750	—
Purchases of product rights and intellectual property	(67,932)	(59,886)

Net cash used in investing activities	(525,598)	(247,266)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	10,609	6,844
Excess tax benefits from stock-based compensation	687	425
Proceeds from issuance of long-term debt	—	400,000
Payments on long-term debt	—	(338,434)
Debt issuance costs	(1,527)	(10,786)

Net cash provided by financing activities	9,769	58,049

(Decrease) increase in cash and cash equivalents	(88,834)	108,040
Cash and cash equivalents, beginning of period	113,777	30,014

Cash and cash equivalents, end of period	$24,943	$138,054

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited)
(In thousands, except share and per share data)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

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

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Basic income per common share:
Weighted average common shares	243,119,415	242,256,408	242,751,864	242,162,602
Diluted income per common share:
Weighted average common shares	243,119,415	242,256,408	242,751,864	242,162,602
Effect of stock options	—	279,433	519,086	313,234
Effect of dilutive share awards	—	261,789	871,350	235,379

Weighted average common shares	243,119,415	242,797,630	244,142,300	242,711,215

For the three months ended September 30, 2007, the dilutive effect of options to purchase 259,346 shares of common stock and 827,200 share awards were not included in the computation of diluted (loss) income per share because their inclusion would have reduced the loss per share.

For the three months ended September 30, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 3,630,018 shares of common stock, 471,820 restricted stock awards (“RSAs”) and 274,621 long-term performance units (“LPUs”). For the nine months ended September 30, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 2,418,942 shares of common stock, 191,857 RSAs, and 478,546 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

For the three months ended September 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 5,694,787 shares of common stock and 1,111,690 LPUs. For the nine months ended September 30, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,317,551 shares of common stock, 2,341 RSAs and 708,255 LPUs. As of September 30, 2006, the 2 3/4% Convertible Debentures due November 15, 2021 could also convert into 84,868 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Since the convertible debentures were anti-dilutive, they were not included in the calculation of diluted income per common share. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes were anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

3.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2007	2006

Raw materials	$92,362	$135,164
Work-in-process	26,513	17,885
Finished goods (including $6,338, and $6,813 of sample inventory, respectively)	63,479	62,395

	182,354	215,444
Inventory valuation allowance	(33,591)	(12,867)

Total inventories	$148,763	$202,577

On September 11, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) declared invalid U.S. Patent No. 5,061,722 (the “722 Patent”) that covers the Company’s Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (the “District Court”), which had upheld the validity of the patent. The Company has filed with the Circuit Court a petition for rehearing and rehearing en banc, and Lupin Ltd. (“Lupin”) filed its responsive brief on November 7, 2007, but the Circuit Court has yet to issue a decision regarding the petition. Invalidation of the ‘722 Patent will likely lead to generic versions of Altace® entering the market sooner than previously anticipated. The entry of generic products into the market would likely cause the Company’s net sales of Altace® to decline significantly.

Following the Circuit Court’s decision on September 11, 2007, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company concluded that it has more Altace® raw material inventory than is required to meet anticipated future demand for the product. Accordingly, during the third quarter of 2007 the Company recorded charges in the amount of (i) $17,274 for an inventory valuation allowance for a portion of the Altace® raw material inventory on hand; (ii) $39,904 to write off prepaid Altace® raw material inventory; and (iii) $24,794 for a portion of the Company’s estimated remaining minimum purchase requirements for excess Altace® raw material. These charges are included in cost of revenues exclusive of depreciation, amortization and impairments on the Condensed Consolidated

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Statements of Operations. For additional information regarding the intangible assets associated with Altace® and the Company’s minimum purchase commitments for Altace® raw material, please see Notes 5 and 8.

Because the Company’s analysis of the potential effect of the Circuit Court’s decision includes probability-weighted estimated future demand for Altace®, the Company could incur additional material charges, in the near term, if events, such as the failure of its petition for rehearing, occur that cause the Company to reduce its probability-weighted estimate of future demand for Altace®. These charges would be associated with raw material inventories and minimum purchase requirements under the supply agreement to purchase raw material inventory associated with Altace®.

4.  Acquisitions, Dispositions, Co-Promotions and Alliances

On October 30, 2007, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), a wholly owned subsidiary of the Company, and Acura Pharmaceuticals, Inc. (“Acura”) entered into a License, Development and Commercialization Agreement to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse deterrent) Technology in the United States, Canada and Mexico. The agreement provides King Research and Development an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets, formerly known as OxyADF, and another undisclosed opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides King Research and Development with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

Under the terms of the agreement, King Research and Development will make a non-refundable cash payment of $30,000 to Acura upon the satisfaction of closing conditions and the effectiveness of the agreement. King Research and Development will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acuroxtm tablets and all research and development expenses related to future products after exercise of its option to an exclusive license for each future product. King Research and Development may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acuroxtm tablets and for each other product developed under the agreement. King Research and Development may also make an additional $50,000 non-refundable cash milestone payment to Acura when the aggregate net sales of all products developed under the agreement exceeds $750,000. In addition, King Research and Development will make royalty payments to Acura ranging from 5% to 25% based on the combined annual net sales of all products developed under the agreement.

The agreement will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On October 1, 2007, the Company sold its Rochester, Michigan sterile manufacturing facility, some of its legacy products that are manufactured there, and the related contract manufacturing business to JHP Pharmaceuticals, LLC, (“JHP”) for $91,524, subject to final inventory adjustments, less fees of $5,341. The Company retained its Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 6.

On August 12, 2004, the Company entered into a Collaborative Development and Marketing Agreement (the “Agreement”) with Palatin Technologies, Inc. (“Palatin”), to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide compound, which was formerly known as PT-141, for the treatment of male and female sexual dysfunction, for $20,000 plus acquisition costs of $498. Pursuant to the terms of the Agreement, Palatin granted the Company a co-exclusive license with Palatin to bremelanotide in North America and an exclusive right to collaborate in the licensing or sublicensing of bremelanotide with Palatin outside North America. The Company agreed to pay potential milestone payments to or make investments in Palatin of up to $100,000 upon achieving certain development and regulatory approval targets, $10,000 of which was paid in September 2005 for the purchase of Palatin common stock and

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

warrants. In the event of regulatory approval and commercialization of bremelanotide, the Company would also pay potential milestone payments to Palatin of up to $130,000 upon achieving specified annual North American net sales thresholds.

In August 2007, representatives of the U.S. Food and Drug Administration (“FDA”) communicated serious concerns about the lack of an acceptable benefit/risk ratio to support the progression of the proposed bremelanotide program into Phase 3 studies for erectile dysfunction (“ED”). After reviewing the data generated in the Phase 1 and 2 studies, the FDA questioned the overall efficacy results and the clinical benefit of this product in both the general and diabetic ED populations, and cited blood pressure increases as its greatest safety concern.

In light of the of the FDA’s comments, and after discussions with Palatin, on September 6, 2007, the Company provided notice to Palatin that the Company is terminating the Agreement. The termination becomes effective on December 6, 2007, which is 90 days after Palatin’s receipt of the notice. The Company has no further obligation for payments related to milestones but has various immaterial obligations related to the wind-down of the collaboration.

The Company holds 5,675,461 shares of common stock of Palatin as well as 719,894 warrants to purchase Palatin common stock. For additional information, please see Note 13.

On May 18, 2007, the Company entered into a Product Development Agreement with Mutual Pharmaceutical Company (“Mutual”) and United Research Laboratories (“United”) to jointly research and develop one or more improved formulations of metaxalone. Under this agreement, the Company seeks Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United’s rights in intellectual property pertaining to these formulations. The success of this project depends on additional development activities and FDA approval. The Company paid $3,100 to Mutual for previously incurred development expenses, which was recorded as in-process research and development in the branded pharmaceutical segment. The estimated cost to complete the project at the execution of the agreement was approximately $5,000. In addition, the Company could be required to make additional milestone payments of up to $10,000.

On September 6, 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s product Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289,732, consisting of $289,332 in cash consideration and $400 for the assumption of a short-term liability. Additionally, the Company incurred acquisition costs of $6,760. Of the cash payments made to Ligand, $15,000 was set aside in an escrow account to fund potential liabilities Ligand could later owe the Company, of which $7,500 was released to Ligand in the third quarter of 2007.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The allocation of the initial purchase price and acquisition costs is as follows:

Intangible assets	$285,700
Goodwill	7,992
Inventory	2,800

$296,492

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

On March 1, 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $682. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. As of September 30, 2007, the Company has incurred a total of $4,656 for these earn-out payments. The aggregate of these payments will not exceed $13,164.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the agreement with Arrow, the Company recognized the above payments and future payments totaling $110,000 as in-process research and development expense during 2006. This amount was expensed as in-process research and development as the project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded pharmaceutical segment. This project includes a New Drug Application (“NDA”) filed by Arrow for a tablet formulation of ramipril in January 2006 (the “Ramipril Application”). At the time of the acquisition, the success of the project was dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of the agreement was approximately $3,500. The FDA approved the Ramipril Application on February 27, 2007. Arrow granted the Company an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed Amended Ramipril Application for the amount of $5,000. In April 2007, the Company exercised its option and paid $5,000 to Arrow. As a result, the Company owns the entire right, title and interest in and to the Ramipril Application. The Company expects to launch the tablet formulation during the fourth quarter of 2007.

On February 12, 2006, the Company entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt has the non-exclusive right to distribute a generic formulation of the Company’s currently marketed Altace® product in the U.S. market, which generic product would be supplied by King. On October 12, 2007, Cobalt sent the Company 30-day written notice of its intent to launch its generic ramipril product, which product would not be supplied by the Company. The Company responded on October 19, 2007, informing Cobalt that the Company intends to vigorously enforce its rights under the ’722 and ’856 patents to the full extent of the law. For additional information, please see Note 8.

5.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets as of:

	September 30, 2007		December 31, 2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$911,721	$385,612	$1,056,991	$337,046
Patents	538,183	232,259	272,833	202,873
Other intangibles	7,700	7,407	7,700	7,292

Total intangible assets	$1,457,604	$625,278	$1,337,524	$547,211

Amortization expense for the three months ended September 30, 2007 and 2006 was $26,749 and $26,836, respectively. Amortization expense for the nine months ended September 30, 2007 and 2006 was $81,044 and $79,380, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On September 11, 2007, the Circuit Court declared invalid the ‘722 Patent that covers the Company’s Altace® product, overruling the decision of the District Court, which had upheld the validity of the patent. The Company has filed with the Circuit Court a petition for rehearing and rehearing en banc, and Lupin filed its responsive brief on November 7, 2007, but the Circuit Court has yet to issue a decision regarding the petition. Invalidation of the ‘722 Patent will likely lead to generic versions of Altace® entering the market sooner than previously anticipated. The entry of generic products into the market would likely cause the Company’s net sales of Altace® to decline significantly. For additional information, please see Note 8.

Following the Circuit Court’s decision on September 11, 2007, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company reduced the estimated remaining useful life of this product and forecasted net sales. This decrease in estimated remaining useful life and forecasted net sales reduced the probability-weighted estimated undiscounted future cash flows associated with the Altace® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $146,444 during the third quarter of 2007 to reflect the estimated fair value of these assets. The Company determined the fair value of these assets based on probability-weighted estimated discounted future cash flows. If the petition for rehearing and rehearing en banc is unsuccessful, the Company’s current estimated probability-weighted cash flows associated with the remaining assets would be further materially adversely affected. In that case, the Company may have to further reduce the estimated remaining useful life and/or take an additional charge against a portion or all of the value of the remaining intangible assets.

During the second quarter of 2007, the Company made the decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane as a propellant. As a result, the Company lowered its future sales forecast for this product in the second quarter of 2007 and decreased the estimated remaining useful life of the product. This decrease reduced the estimated undiscounted future cash flows associated with the Intal® and Tilade® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $29,259 during the second quarter of 2007 to adjust the carrying value of Intal® and Tilade® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Intal® and Tilade® based on estimated discounted future cash flows.

Altace®, Intal® and Tilade® are included in the Company’s branded pharmaceuticals reporting segment.

As of September 30, 2007, the net intangible assets associated with Synercid® totaled approximately $78,743. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at September 30, 2007 and December 31, 2006 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at September 30, 2007	$20,735	$108,410	$129,145

Goodwill at December 31, 2006	$12,742	$108,410	$121,152

6.	Assets Held for Sale

On July 14, 2007, the Company entered into an asset purchase agreement with JHP, pursuant to which JHP acquired the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there, and the related contract manufacturing business. The Company

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retained its Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester Michigan.

The companies closed the transaction on October 1, 2007. JHP paid the Company $91,524, subject to final inventory adjustments. In addition, the Company incurred fees of approximately $5,341 related to the transaction. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide certain fill and finish manufacturing activities with respect to the Company’s hemostatic product Thrombin-JMI®.

As of September 30, 2007, the Company’s Rochester, Michigan sterile manufacturing facility and certain legacy branded pharmaceutical products were classified as held for sale. As a result, the Company recorded charges of $1,394 and $45,551 in the third and second quarters of 2007, respectively, based on the assets’ estimated fair value less cost to sell.

The assets classified as held for sale consist of the following:

	September 30,	December 31,
	2007	2006

Accounts receivable, net	$749	$1,528
Inventories	12,770	12,881

Total current assets held for sale	$13,519	$14,409

Property, plant and equipment	$61,370	$62,654
Intangible assets	58,101	61,078
Allowance to reduce noncurrent assets to estimated fair value less cost to sell	(46,945)	—

Noncurrent assets held for sale	$72,526	$123,732

7.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006

Convertible senior notes	$400,000	$400,000
Senior secured revolving credit facility(1)	—	—

Long-term portion	$400,000	$400,000

(1)	On April 23, 2002, the Company established a $400,000 five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007 (the “2002 Credit Facility”). On April 19, 2007, this facility was terminated and replaced with a new $475,000 five-year Senior Secured Revolving Credit Facility which matures in April 2012 (the “2007 Credit Facility”).

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

The 2007 Credit Facility accrues interest either, at the Company’s option, (a) at the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio), or (b) at the applicable LIBOR rate plus

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (x) unused commitments under the facility and (y) letters of credit outstanding. The facility provides availability for the issuance of up to $30,000 in letters of credit. The Company incurred $1,527 of deferred financing costs in connection with the establishment of this facility, which the Company will amortize over five years, the life of the facility. This facility requires the Company to maintain a minimum net worth of no less than $1,500,000 plus 50% of the Company’s consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00.

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

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 90 multi-plaintiff (approximately 1,400 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

Thimerosal / Children’s Vaccine Litigation

The Company and Parkedale Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company (“Parkedale”), were named as defendants in lawsuits filed in California, Mississippi and Illinois (Madison County), along with other pharmaceutical companies. The first of these lawsuits was filed in November 2001. Most of the defendants manufactured or sold the mercury-based preservative thimerosal or manufactured or sold children’s vaccines containing thimerosal. The Company did not manufacture or sell thimerosal or a children’s vaccine that contained thimerosal. For two years the Company did manufacture and sell an influenza vaccine that contained thimerosal. None of the plaintiffs alleged taking the Company’s influenza vaccine.

All claims against the Company and Parkedale in the children’s vaccine litigation have been voluntarily dismissed without prejudice due, among other matters, to lack of product identification. These claims were dismissed without the payment of any settlement proceeds. Although these claims could be filed again, the Company does not believe that re-filing is likely.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 22 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 800 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 22 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court (“MDL”) has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The MDL trials against Wyeth have resulted in verdicts for Wyeth. The Philadelphia trials have resulted in one verdict for and several verdicts adverse to Wyeth, all of which have been set aside based on post-trial motions,

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

except for one plaintiff’s verdict which is on appeal. Wyeth recently lost a large verdict in Nevada but the status of that verdict has not been fully determined. Pfizer’s only trial, in Philadelphia, Pennsylvania, resulted in a plaintiff’s verdict. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Average Wholesale Price Litigation

In August 2004, the Company and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly-owned subsidiary of the Company, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in Federal Court in the state of New York. NYC claims that the defendants fraudulently inflated their average wholesale prices (“AWP”) and fraudulently failed to accurately report their “best prices” and their average manufacturer’s prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits, and treble and punitive damages. The United States District Court for the District of Massachusetts has been established as the MDL Court for the case, In re: Pharmaceutical Industry Average Wholesale Pricing Litigation.

Since the filing of the New York City case, forty eight New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady cases, which were removed in October 2006 and remanded to State Court in September 2007. The allegations in all of these cases are virtually the same as the allegations in the New York City case. A First Amended Consolidated Complaint was filed for most of the New York counties. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counter-claim for return of rebates overpaid to the State. Alabama filed a motion to dismiss the counter-claim which was granted. The Company perfected its appeal of that ruling. Briefing in the appeal to the Alabama Supreme Court is complete. No oral argument date has been set. In a separate appeal of a motion to sever denied by the Court, the Alabama Supreme Court severed all defendants into single-defendant cases. The Trial Court consolidated AstraZeneca International, Novartis Pharmaceuticals and SmithKline Beecham Corporation for trial set to begin on February 11, 2008. The Company and Monarch have requested a stay pending their appeal.

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

A co-defendant removed the Alabama and Mississippi cases to Federal Court on October 11, 2006. The Alabama case was remanded to State Court on November 2, 2006. The Mississippi case was remanded to State Court on September 17, 2007. Discovery is proceeding in the Alabama case and has begun in New York.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s, which was recently filed. The Company has not been served with the Iowa complaint. The relief sought in all of these state cases is similar to the relief sought in the New York City lawsuit. The Company does not expect any of its trials to be set in the next year. The Company intends to defend all of the AWP lawsuits vigorously but is currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

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

The Settlement Agreements do not resolve any of the previously disclosed civil suits that are pending against the Company and related individuals and entities discussed in the section entitled “Securities and Derivative Litigation” below. The Settlement Agreements have been asserted as defenses to the claims in the Average Wholesale Price litigation discussed above.

SEC Investigation

As previously reported, the Securities and Exchange Commission (the “SEC”) had also been conducting an investigation relating to the Company’s underpayments to governmental programs and to the Company’s previously disclosed errors relating to reserves for product returns. On October 25, 2007, the Company received a letter from the Staff of the SEC stating that the investigation has been completed, and no enforcement action has been recommended to the SEC. The Staff of the SEC notified the Company of its determination pursuant to the final paragraph of Securities Act Release No. 5310.

Securities and Derivative Litigation

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary, and a former

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and the Company’s independent auditor and to add additional claims. Following negotiations among the parties, this motion was granted in part, but it was denied with respect to naming as defendants additional current and former officers and directors of the Company. Trial is scheduled to begin on September 22, 2008. The parties are scheduled to engage in non-binding mediation in December 2007.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$49,800, plus interest from the date of the decision. The Company recorded approximately $45,100 in the fourth quarter of 2006 and had previously recorded $5,000 in 2004, related to this arbitration. In January 2007, the Company paid Elan approximately $50,100, which included interest of approximately $300.

Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): United States Patent No. 5,061,722 (the “722 patent”), a composition of matter patent, and United States Patent No. 5,403,856 (the “856 patent”), a method-of-use patent, with expiration dates of October 2008 and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ’722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce the rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30-month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ’722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ’856 patent. The ’856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ’856 patent. On this basis, the Court granted Cobalt summary judgment of non-infringement of the ’856 patent. The Court’s decision does not affect Cobalt’s infringement of the ’722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal. Pursuant to the dismissal agreement, on October 12, 2007, Cobalt sent the Company 30-day written notice of its intent to launch its generic ramipril product which product would not be supplied by the Company. The Company responded on October 19, 2007, informing Cobalt that the Company intends to vigorously enforce its rights under the ’722 and ’856 patents to the full extent of the law.

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

Lupin filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent, and seeking to market its generic version of Altace® before expiration of the ’722 patent. In July 2005, the Company filed civil actions for infringement of the ’722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Lupin provided the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. On June 5, 2006, the District Court granted King summary judgment and found Lupin to infringe the ’722 patent. On June 14, 2006, during the trial, the District Court dismissed Lupin’s unenforceability claims as a matter of law, finding the ’722 patent enforceable. On July 18, 2006, the District Court upheld the validity of the ’722 patent. Lupin filed a notice of appeal on July 19, 2006. All appellate briefing was completed as of March 19, 2007, and the Circuit Court heard oral arguments on July 12, 2007. On September 11, 2007, the Circuit Court reversed the decision of the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

District Court and invalidated the Company’s ‘722 patent. The decision applied the recent U.S. Supreme Court decision in KSR International Co. v. Teleflex Inc. to invalidate the patent on the basis of obviousness. The Company has filed with the Circuit Court a petition for rehearing and rehearing en banc. Lupin filed its responsive brief on November 7, 2007. The Circuit Court has not yet issued a decision regarding this petition.

Teva Pharmaceuticals USA (“Teva USA”) filed an ANDA with the FDA seeking permission to market a generic version of Altace®. On October 12, 2007, Teva USA informed the Company that Teva USA had filed a Paragraph IV certification challenging the validity and infringement of the ’722 patent.

Dr. Reddy’s Laboratories, Ltd. and Dr. Reddy’s Laboratories, Inc. (collectively, “Dr. Reddy’s”) filed an ANDA with the FDA seeking permission to market a generic version of Altace®. On October 28, 2007, Dr. Reddy’s informed the Company that Dr. Reddy’s had filed a Paragraph IV certification challenging the validity and infringement of the ’722 Patent.

The Company intends to vigorously enforce its rights under the ’722 and ’856 patents. As of September 30, 2007, the Company had net intangible assets related to Altace® of $59,375. If the Company’s petition for rehearing and rehearing en banc is unsuccessful and a generic version of Altace® enters the market, the Company may have to write off a portion or all of the remaining intangible assets associated with this product, and the Company’s business, financial condition, results of operations and cash flows could otherwise be materially adversely affected.

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

Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma triggered an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court and has not expired yet. The Court has reserved judgment on the length of the tolling period. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. The Court also set a briefing schedule in the CorePharma case for the Company’s motion to dismiss for lack of case or controversy and for a CorePharma motion for summary

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment of non-infringement. The motions were fully briefed by July 2007. On August 27, 2007, Eon also served a motion for summary judgment on the issue of non-infringement. The Court set a briefing schedule contingent on its decision in the CorePharma case. The Court heard oral arguments on September 11, 2007 on these motions, but reserved judgment and has yet to issue any decisions. The Company intends to vigorously enforce its rights under the ’128 and ’102 patents to the full extent of the law.

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

On March 12, 2004, the FDA sent a letter to the Company explaining that the Company’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a petition for stay of action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior petition for stay, supplement, and opposition to the Company’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. On February 13, 2007, the Company filed another supplement to the Company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission. On July 27, 2007, Mutual filed another Citizen Petition in which it seeks a determination that Skelaxin® labeling should be revised to reflect the previously submitted data in its earlier submissions.

If the Company’s Amended Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. As of September 30, 2007, the Company had net intangible assets related to Skelaxin® of $143,175. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

The Company has entered into an agreement with a generic pharmaceutical company to launch an authorized generic version of Skelaxin® in the event the Company faces generic competition for Skelaxin®. However, the Company cannot provide any assurance regarding the extent to which this strategy will be successful, if at all.

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA, seeking permission to market a generic version of Avinza®. U.S. Patent No. 6,066,339 (the “339 patent”), a composition of matter patent relating to Avinza® that is listed in the Orange Book that expires on November 25, 2017. Actavis filed a paragraph IV certification challenging the validity and infringement of the ’339 patent, and the Company and Elan Pharma International LTD, the owner of the ’339 patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to enforce the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable, or not infringed) from no earlier than September 4, 2007.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to vigorously enforce its rights under the ’339 patent to the full extent of the law. As of September 30, 2007, the Company had net intangible assets related to Avinza® of $285,700. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent No. 5,070,877 (the “877 patent”), a method-of-use patent with an expiration date of May 2009, is assigned to the Company and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ’877 patent and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ’877 patent and non-infringement of certain claims of the ’877 patent. The Company and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005 in the United States District Court for the District of Delaware to enforce their rights under the ’877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor Pharma stipulated to infringement of the asserted claims of the ’877 patent. Trial in this action began on February 12, 2007 and concluded on February 28, 2007. Post-trial briefing concluded in June 2007. The Company intends to vigorously enforce its rights under the ’877 patent. Sicor is also involved in litigation with Item Development AB regarding U.S. Patent No. 5,731,296 (the “296 patent”), a method-of-use patent with an expiration date of March 2015, which is also listed in the Orange Book for Adenoscan®. Trial of the ’296 patent occurred simultaneously with the ’877 patent. Post-trial briefing for the ’296 patent trial followed the same schedule as the ’877 patent trial. On August 31, 2007, the parties entered into an agreement to allow Sicor to launch their generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions. The parties also agreed to terminate both litigations. The agreement was subject to a 45-day review by the FTC and Department of Justice. That period ended October 20, 2007. On October 22, 2007, the parties submitted a stipulated entry of consent judgment to the Court, and on October 29, 2007 the consent judgement was entered and the cases were closed.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “538 patent”) listed in the Orange Book, a composition of matter patent which expires in June 2008. In August 2005, King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ’538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. On September 25, 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the ’538 patent. In October 2006, Teva filed a summary judgment motion on the grounds that the ’538 patent is unenforceable due to breach in the common ownership requirement for terminally disclaimed patents. The Company filed its opposition brief in November 2006. Oral argument was heard on January 10, 2007, and the Court subsequently denied Teva’s summary judgment motion. The Company has filed a motion for summary judgment to dispose of the case, and Teva filed a cross-motion for summary judgment. The Court granted the Company’s motion and denied Teva’s cross-motion on August 3, 2007. On August 14, 2007, judgment was entered declaring the validity of the ’538 patent and enjoining Teva from entering the market prior to the expiration of the ’538 patent. The parties entered into an agreement whereby the Company agreed not to pursue attorneys’ fees and Teva agreed not to appeal the decision.

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

Other Contingencies

The Company has a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement requires the Company to purchase certain minimum levels of ramipril as long as the Company maintains market exclusivity for Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. On September 11, 2007, the Circuit Court declared invalid the ’722 Patent that covers the Company’s Altace® product, overruling the decision of the District Court, which had upheld the validity of the patent. The Company has filed with the Circuit Court a petition for rehearing and rehearing en banc, and Lupin filed its responsive brief on November 7, 2007, but the Circuit Court has yet to issue a decision regarding the petition. Invalidation of the ’722 Patent will likely lead to generic versions of Altace® entering the market sooner than previously anticipated. The entry of generic products into the market would likely cause the Company’s net sales of Altace® to decline significantly. Following the Circuit Court’s decision on September 11, 2007, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company concluded that it has more Altace® raw material inventory than is required to meet anticipated future demand for the product. As a result, the Company recorded a charge of $24,794 for the Company’s estimated remaining minimum purchase requirements for excess Altace® raw material associated with this supply agreement. This charge is included in cost of revenues, exclusive of depreciation, amortization and impairments on the Condensed Consolidated Statements of Operations. For additional information please see Note 3.

Because the Company’s analysis of the potential effect of the Circuit Court’s decision includes probability-weighted estimated future demand for Altace®, the Company could incur additional material charges, in the near term, if events, such as the failure of its petition for rehearing, occur that cause the Company to reduce its probability-weighted estimate of future demand for Altace®. These charges would be associated with minimum purchase requirements under the supply agreement to purchase raw material inventory associated with Altace®.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”). Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and requires these payments be deferred and capitalized. Under Issue 07-03, expense will be recognized as the related goods are delivered or the related services are performed. Issue 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. The Company is in the process of evaluating the effect of Issue 07-3 on its financial statements and is planning to adopt this standard in the first quarter of 2008.

10.	Income Taxes

The Company’s effective income tax rate varied from the statutory rate for the three and nine months ended September 30, 2007 primarily due to tax benefits related to tax-exempt interest income, research and experimentation tax credits and domestic production activities deductions, which benefits were partially offset by state taxes. Additionally, the 2007 effective income tax rate benefited from the release of reserves under FIN 48 as a result of the closing of the federal statute of limitations for the 2003 tax year. The Company’s effective tax rate varied from the statutory rate for the three and nine months ended September 30, 2006 primarily due to tax benefits related to charitable contributions of inventory, tax-exempt interest income, and domestic production activities deductions, which benefits were partially offset by state taxes.

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

As of September 30, 2007, the total liability recorded under FIN 48 was $35,229, net of federal tax benefits. The total amount of unrecognized tax benefits as of September 30, 2007, was $27,874, all of which would benefit the effective tax rate if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company’s Condensed Consolidated Balance Sheet as of September 30, 2007 includes interest and penalties of $4,476 and $2,879, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance of unrecognized tax benefits at September 30, 2007, was $4,225 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised primarily of items related to expiring statutes.

As of September 30, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006.

11.	Segment Information

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Medical Technologies (“Meridian”), royalties, contract manufacturing and other. Branded pharmaceuticals includes a variety of branded prescription products that are separately categorized into four therapeutic areas: cardiovascular/metabolic, neuroscience, hospital/acute care, and other. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian develops, manufactures, and sells to both commercial and government markets pharmaceutical products that are administered with an auto-injector. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total revenues:
Branded pharmaceuticals	$472,363	$432,887	$1,388,381	$1,269,625
Meridian Medical Technologies	47,919	37,125	141,830	132,292
Royalties	20,042	19,136	60,762	59,857
Contract manufacturing	186,631	137,979	503,597	409,170
Other	2,496	—	3,945	—
Eliminations	(184,597)	(135,421)	(494,905)	(395,358)

Consolidated total net revenues	$544,854	$491,706	$1,603,610	$1,475,586

Segment profit:
Branded pharmaceuticals	$298,590	$349,662	$1,031,975	$1,045,306
Meridian Medical Technologies	28,750	19,801	83,473	71,965
Royalties	17,600	16,799	53,250	52,594
Contract manufacturing	(478)	(1,029)	(109)	(204)
Other	2,631	—	276	—
Other operating costs and expense	(425,220)	(262,048)	(990,826)	(809,244)
Other income (expense)	(1,983)	6,685	11,657	15,002

Income from continuing operations before tax	$(80,110)	$129,870	$189,696	$375,419

	As of	As of
	September 30,	December 31,
	2007	2006

Total assets:
Branded pharmaceuticals	$2,999,238	$2,994,580
Meridian Medical Technologies	310,950	294,455
Royalties	57,571	21,626
Contract manufacturing	10,514	18,870
Other	—	—

Consolidated total assets	$3,378,273	$3,329,531

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total revenues:
Cardiovascular/metabolic	$205,770	$198,962	$605,061	$603,968
Neuroscience	155,316	124,592	460,134	365,875
Hospital/acute care	95,195	93,241	278,187	257,652
Other	16,082	16,092	44,999	42,130

Consolidated branded pharmaceutical revenues	$472,363	$432,887	$1,388,381	$1,269,625

12.	Restructuring Activities

On September 11, 2007, the Circuit Court declared invalid the ‘722 Patent that covers the Company’s Altace® product, overruling the decision of the District Court, which had upheld the validity of the patent. The Company has filed with the Circuit Court a petition for rehearing and rehearing en banc, and Lupin filed its responsive brief on November 7, 2007, but the Circuit Court has yet to issue a decision regarding the petition. Invalidation of the ‘722 Patent will likely lead to generic versions of Altace® entering the market sooner than previously anticipated. The entry of generic products into the market would likely cause the Company’s net sales of Altace® to decline significantly.

Following the Circuit Court’s decision, the Company developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care medicine. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities.

The Company estimates that it will incur total costs of approximately $70,000 associated with this initiative, including approximately $67,000 in restructuring charges, $1,000 in accelerated depreciation associated with general support assets and approximately $2,000 for implementation costs of reorganizing the sales teams.

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 530 employees, including 440 people in our sales force. Restructuring charges also include contract termination costs, including the termination of the promotion agreement for Glumetzatm discussed below, and other exit costs associated with this initiative.

During the third quarter of 2007, the Company recorded employee termination costs of approximately $15,655 and expects to incur additional employee termination costs of approximately $20,000 in the fourth quarter of 2007. Additionally, the Company expects to incur other exit costs of less than $2,000 in the fourth quarter of 2007 associated with this restructuring initiative. Substantially all of the employee termination costs and other exit costs are expected to be paid by the end of the first quarter of 2008.

On October 29, 2007, the Company and Depomed, Inc. announced the termination of their promotion agreement for Glumetzatm. As a result, the Company will incur contract termination costs and other fees of approximately $30,000 in the fourth quarter of 2007, which were paid in October 2007. Under the terms of the termination agreement, the Company will fulfill its promotion obligations through the end of 2007 and Depomed, Inc. will not pay the Company a promotion fee for the fourth quarter of 2007.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The implementation costs associated with reorganization of sales teams is expected to be incurred in the fourth quarter of 2007 and will be reported in selling, general and administrative, exclusive of co-promotion fees.

In July 2007, the Company entered into an asset purchase agreement with JHP, pursuant to which JHP acquired the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there, and the related contract manufacturing business. As a result of this sale, the Company incurred $4,619 in the third quarter of 2007 for employee termination costs upon notification of the sale to the approximately 300 affected employees. The Company accrued employee separation payments which are expected to be substantially paid during the fourth quarter of 2007. This transaction closed on October 1, 2007. For more information, please see Note 4.

During 2006, the Company decided to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility by the end of 2008. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $13,000 through the end of 2008, of which approximately $11,000 is associated with accelerated depreciation and approximately $2,000 is associated with employee termination costs. The employee termination costs are expected to be paid by the end of 2008.

The types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	September 30,
	2006	Impact	Payments	Costs	2007

Third quarter of 2007 action
Employee separation payments	$—	$20,274	$—	$(946)	$19,328
Accelerated depreciation(1)	—	638	—	(638)	—
First quarter of 2007 action
Employee separation payments	—	460	—	—	460
Third quarter of 2006 action
Employee separation payments	2,163	—	—	—	2,163
Accelerated depreciation(1)	—	4,466	—	(4,466)	—
Fourth quarter of 2005 action
Employee separation payments	521	—	—	—	521

	$2,684	$25,838	$—	$(6,050)	$22,472

(1)	Included in depreciation and amortization on the Condensed Consolidated Statements of Operations.

The restructuring charges in 2007 primarily relate to the branded pharmaceutical segment.

13.	Marketable Securities

As of December 31, 2006, the Company’s investment in Palatin Technologies, Inc. (“Palatin”) common stock had a cost basis of $12,242 and there were cumulative unrealized holding losses of $664. During the third quarter 2007, the Company determined that an other than temporary impairment had occurred on this investment and recorded a charge of $9,972, resulting in a cost basis of $2,270 as of September 30, 2007. The Company also recorded an other than temporary impairment of $481 on its investment in warrants to purchase Palatin common stock.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock-Based Compensation

During the third quarter of 2007, under its Incentive Plan, the Company granted to employees 158,500 RSAs, and 9,000 nonqualified stock options.

During the second quarter of 2007, under its Incentive Plan, the Company granted to employees 175,600 RSAs, 5,400 LPUs with a three year performance cycle and 17,500 nonqualified stock options. In addition, the Company granted 41,069 Restricted Stock Units (“RSUs”) to non-employee directors.

During the first quarter of 2007, under its Incentive Plan, the Company granted to employees 179,210 RSAs, 655,840 LPUs with a one year performance cycle, 158,610 LPUs with a three year performance cycle and 352,510 nonqualified stock options.

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

Summarized financial information for the discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Total revenues	$(16)	$865	$(352)	$772
Operating income (loss)	(16)	865	(351)	775
Net income (loss)	$(11)	$555	$(226)	$497

Discontinued operations during 2007 and 2006 are primarily due to changes in estimated reserves for returns and rebates.

17.	Guarantor Financial Statements

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2007					December 31, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
			(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$16,199	$3,204	$5,540	$—	$24,943	$101,210	$8,749	$3,818	$—	$113,777
Investments in debt securities	1,051,876	—	—	—	1,051,876	890,185	—	—	—	890,185
Marketable securities	2,273	—	—	—	2,273	—	—	—	—	—
Accounts receivable, net	2,279	261,559	967	—	264,805	3,056	258,825	2,058	—	263,939
Inventories	112,574	35,842	347	—	148,763	176,389	25,933	255	—	202,577
Deferred income tax assets	48,167	63,105	—	—	111,272	30,051	51,940	—	—	81,991
Income taxes receivable	3,098	1,719	—	—	4,817	—	—	—	—	—
Prepaid expenses and other current assets	22,221	10,810	(15)	—	33,016	99,678	6,891	26	—	106,595
Current assets held for sale	—	13,519	—	—	13,519	—	14,409	—	—	14,409

Total current assets	1,258,687	389,758	6,839	—	1,655,284	1,300,569	366,747	6,157	—	1,673,473

Property, plant and equipment, net	121,963	128,240	—	—	250,203	109,572	134,810	—	—	244,382
Intangible assets, net	—	829,540	2,786	—	832,326	—	787,347	2,966	—	790,313
Goodwill	—	129,145	—	—	129,145	—	121,152	—	—	121,152
Marketable securities	—	—	—	—	—	11,578	—	—	—	11,578
Deferred income tax assets	5,128	334,446	663	—	340,237	(2,111)	272,868	797	—	271,554
Other assets	42,888	55,664	—	—	98,552	40,142	53,205	—	—	93,347
Assets held for sale	—	72,526	—	—	72,526	—	123,732	—	—	123,732
Investments in subsidiaries	1,632,071	—	—	(1,632,071)	—	2,615,029	—	—	(2,615,029)	—

Total assets	$3,060,737	$1,939,319	$10,288	$(1,632,071)	$3,378,273	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,430	$14,274	$329	$—	$59,033	$51,671	$25,063	$424	$—	$77,158
Accrued expenses	67,633	326,411	13	—	394,057	134,089	376,051	(3)	—	510,137
Income taxes payable	—	—	—	—	—	28,045	2,456	—	—	30,501

Total current liabilities	112,063	340,685	342	—	453,090	213,805	403,570	421	—	617,796

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other long-term liabilities	58,631	8,004	—	—	66,635	16,243	6,886	—	—	23,129
Intercompany payable (receivable)	31,495	(32,071)	576	—	—	1,156,125	(1,168,516)	12,391	—	—

Total liabilities	602,189	316,618	918	—	919,725	1,786,173	(758,060)	12,812	—	1,040,925

Shareholders’ equity	2,458,548	1,622,701	9,370	(1,632,071)	2,458,548	2,288,606	2,617,921	(2,892)	(2,615,029)	2,288,606

Total liabilities and shareholders’ equity	$3,060,737	$1,939,319	$10,288	$(1,632,071)	$3,378,273	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007					Three Months Ended September 30, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)
	(In thousands)

Revenues:
Net sales	$136,214	$522,082	$140	$(133,624)	$524,812	$106,996	$472,276	$(157)	$(106,545)	$472,570
Royalty revenue	—	20,042	—	—	20,042	—	19,136	—	—	19,136

Total revenues	136,214	542,124	140	(133,624)	544,854	106,996	491,412	(157)	(106,545)	491,706

Operating costs and expenses:
Cost of revenues	126,006	205,302	77	(133,624)	197,761	36,358	176,660	—	(106,545)	106,473
Selling, general and administrative	79,024	106,189	44	—	185,257	57,653	99,883	58	—	157,594
Research and development	1,265	33,824	—	—	35,089	181	63,238	—	—	63,419
Depreciation and amortization	4,873	31,829	60	—	36,762	5,395	32,378	60	—	37,833
Asset impairments	—	147,838	—	—	147,838	—	—	—	—	—
Restructuring charges	2,967	17,307	—	—	20,274	202	3,000	—	—	3,202

Total operating costs and expenses	214,135	542,289	181	(133,624)	622,981	99,789	375,159	118	(106,545)	368,521

Operating (loss) income	(77,921)	(165)	(41)	—	(78,127)	7,207	116,253	(275)	—	123,185
Other income (expense):
Interest income	10,650	23	5	—	10,678	8,434	53	2	—	8,489
Interest expense	(1,781)	(11)	—	—	(1,792)	(1,881)	(13)	—	—	(1,894)
Loss on early extinguishment of debt	—	—	—	—	—	(11)	—	—	—	(11)
(Loss) on investment	(10,453)	—	—	—	(10,453)	—	—	—	—	—
Other, net	(731)	7	308	—	(416)	5	68	28	—	101
Equity in earnings (loss) of subsidiaries	11,345	—	—	(11,345)	—	100,267	—	—	(100,267)	—
Intercompany interest income (expense)	5,523	(5,571)	48	—	—	(10,533)	10,646	(113)	—	—

Total other income (expense)	14,553	(5,552)	361	(11,345)	(1,983)	96,281	10,754	(83)	(100,267)	6,685

(Loss) income from continuing operations before income taxes	(63,368)	(5,717)	320	(11,345)	(80,110)	103,488	127,007	(358)	(100,267)	129,870
Income tax (benefit) expense	(22,830)	(16,998)	245	—	(39,583)	13,083	27,106	(169)	—	40,020

(Loss) income from continuing operations	(40,538)	11,281	75	(11,345)	(40,527)	90,405	99,901	(189)	(100,267)	89,850

Discontinued operations:
(Loss) income from discontinued operations	—	(16)	—	—	(16)	—	865	—	—	865
Income tax (benefit) expense	—	(5)	—	—	(5)	—	310	—	—	310

Total (loss) income from discontinued operations, net	—	(11)	—	—	(11)	—	555	—	—	555

Net (loss) income	$(40,538)	$11,270	$75	$(11,345)	$(40,538)	$90,405	$100,456	$(189)	$(100,267)	$90,405

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2007					Nine Months Ended September 30, 2006
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenues:
Net sales	$394,909	$1,538,190	$267	$(390,518)	$1,542,848	$317,821	$1,413,603	$1,254	$(316,949)	$1,415,729
Royalty revenue	—	60,762	—	—	60,762	—	59,857	—	—	59,857

Total revenues	394,909	1,598,952	267	(390,518)	1,603,610	317,821	1,473,460	1,254	(316,949)	1,475,586

Operating costs and expenses:
Cost of revenues	219,301	605,649	313	(390,518)	434,745	119,801	502,262	811	(316,949)	305,925
Selling, general and administrative	218,094	308,544	139	—	526,777	160,528	322,274	(707)	—	482,095
Research and development	3,287	104,528	—	—	107,815	3,102	209,829	—	—	212,931
Depreciation and amortization	14,553	98,119	180	—	112,852	16,164	94,401	180	—	110,745
Asset impairments	—	222,648	—	—	222,648	—	279	—	—	279
Restructuring charges	3,427	17,307	—	—	20,734	202	2,992	—	—	3,194

Total operating costs and expenses	458,662	1,356,795	632	(390,518)	1,425,571	299,797	1,132,037	284	(316,949)	1,115,169

Operating (loss) income	(63,753)	242,157	(365)	—	178,039	18,024	341,423	970	—	360,417
Other income (expense):
Interest income	28,369	83	9	—	28,461	22,650	190	2	—	22,842
Interest expense	(5,633)	(37)	—	—	(5,670)	(7,769)	(156)	—	—	(7,925)
Gain on early extinguishment of debt	—	—	—	—	—	698	—	—	—	698
(Loss) on investment	(10,453)	—	—	—	(10,453)	—	—	—	—	—
Other, net	(1,115)	—	434	—	(681)	(225)	(711)	323	—	(613)
Equity in earnings of subsidiaries	171,844	—	—	(171,844)	—	266,175	—	—	(266,175)	—
Intercompany dividend income	969,849	—	—	(969,849)	—	—	—	—	—	—
Intercompany interest (expense) income	(5,465)	5,536	(71)	—	—	(36,226)	36,643	(417)	—	—

Total other income (expenses)	1,147,396	5,582	372	(1,141,693)	11,657	245,303	35,966	(92)	(266,175)	15,002

Income (loss) from continuing operations before income taxes	1,083,643	247,739	7	(1,141,693)	189,696	263,327	377,389	878	(266,175)	375,419
Income tax (benefit) expense	(26,366)	75,541	135	—	49,310	11,342	112,325	264	—	123,931

Income (loss) from continuing operations	1,110,009	172,198	(128)	(1,141,693)	140,386	251,985	265,064	614	(266,175)	251,488

Discontinued operations:
(Loss) income from discontinued operations	—	(351)	—	—	(351)	—	775	—	—	775
Income tax (benefit) expense	—	(125)	—	—	(125)	—	278	—	—	278

Total (loss) income from discontinued operations	—	(226)	—	—	(226)	—	497	—	—	497

Net income (loss)	$1,110,009	$171,972	$(128)	$(1,141,693)	$140,160	$251,985	$265,561	$614	$(266,175)	$251,985

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated
	(Unaudited)
	(In thousands)

Cash flows provided by (used in) operating activities	$18,388	$407,461	$1,146	$426,995	$(39,643)	$336,660	$240	$297,257

Cash flows from investing activities:

Transfers (to) from restricted cash	(392)	—	—	(392)	128,722	—	—	128,722

Purchases of investments in debt securities	(1,574,031)	—	—	(1,574,031)	(1,170,272)	—	—	(1,170,272)

Proceeds from maturities and sales of investments in debt securities	1,412,340	—	—	1,412,340	885,390	—	—	885,390

Purchases of property, plant and equipment	(25,676)	(10,996)	—	(36,672)	(17,512)	(13,708)	—	(31,220)

Proceeds from sale of property and equipment	—	3	—	3	—	—	—	—

Acquisition of Avinza®	(23)	(296,641)	—	(296,664)	—	—	—	—

Loan repayment from Ligand	37,750	—	—	37,750	—	—	—	—

Purchases of product rights and intellectual property	—	(67,932)	—	(67,932)	—	(59,886)	—	(59,886)

Net cash used in investing activities	(150,032)	(375,566)	—	(525,598)	(173,672)	(73,594)	—	(247,266)

Cash flows from financing activities:

Proceeds from exercise of stock options, net	10,609	—	—	10,609	6,844	—	—	6,844

Excess tax benefit from stock-based compensation	687	—	—	687	425	—	—	425

Proceeds from issuance of long-term debt	—	—	—	—	400,000	—	—	400,000

Payments on long-term debt	—	—	—	—	(338,434)	—	—	(338,434)

Debt issuance costs	(1,527)	—	—	(1,527)	(10,786)	—	—	(10,786)

Intercompany	36,864	(37,440)	576	—	251,583	(252,648)	1,065	—

Net cash provided by (used in) financing activities	46,633	(37,440)	576	9,769	309,632	(252,648)	1,065	58,049

(Decrease) increase in cash and cash equivalents	(85,011)	(5,545)	1,722	(88,834)	96,317	10,418	1,305	108,040

Cash and cash equivalents, beginning of period	101,210	8,749	3,818	113,777	26,802	1,071	2,141	30,014

Cash and cash equivalents, end of period	$16,199	$3,204	$5,540	$24,943	$123,119	$11,489	$3,446	$138,054

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	September 30, 2007					December 31, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$16,199	$3,208	$5,536	$—	$24,943	$101,210	$8,801	$3,766	$—	$113,777
Investment in Debt Securities	1,051,876	—	—	—	1,051,876	890,185	—	—	—	890,185
Marketable securities	2,273	—	—	—	2,273	—	—	—	—	—
Accounts receivable, net	2,279	261,559	967	—	264,805	3,056	258,825	2,058	—	263,939
Inventories	112,574	23,081	13,108	—	148,763	176,389	16,942	9,246	—	202,577
Deferred income tax assets	48,167	62,532	573	—	111,272	30,051	51,518	422	—	81,991
Income taxes receivable	3,098	1,538	181	—	4,817	—	—	—	—	—
Prepaid expenses and other current assets	22,221	10,811	(16)	—	33,016	99,678	6,578	339	—	106,595
Current assets held for sale	—	13,519	—	—	13,519	—	14,409	—	—	14,409

Total current assets	1,258,687	376,248	20,349	—	1,655,284	1,300,569	357,073	15,831	—	1,673,473

Property, plant and equipment, net	121,963	84,132	44,108	—	250,203	109,572	86,595	48,215	—	244,382
Intangible assets, net	—	829,248	3,078	—	832,326	—	787,029	3,284	—	790,313
Goodwill	—	128,483	662	—	129,145	—	120,490	662	—	121,152
Marketable securities	—	—	—	—	—	11,578	—	—	—	11,578
Deferred income tax assets	5,128	336,265	(1,156)	—	340,237	(2,111)	274,992	(1,327)	—	271,554
Other assets	42,888	55,664	—	—	98,552	40,142	53,161	44	—	93,347
Assets held for sale	—	72,526	—	—	72,526	—	123,732	—	—	123,732
Investments in subsidiaries	1,632,071	—	—	(1,632,071)	—	2,615,029	—	—	(2,615,029)	—

Total assets	$3,060,737	$1,882,566	$67,041	$(1,632,071)	$3,378,273	$4,074,779	$1,803,072	$66,709	$(2,615,029)	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,430	$12,416	$2,187	$—	$59,033	$51,671	$22,836	$2,651	$—	$77,158
Accrued expenses	67,633	324,292	2,132	—	394,057	134,089	373,886	2,162	—	510,137
Income taxes payable	—	—	—	—	—	28,045	2,507	(51)	—	30,501

Total current liabilities	112,063	336,708	4,319	—	453,090	213,805	399,229	4,762	—	617,796

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other long-term liabilities	58,631	6,021	1,983	—	66,635	16,243	4,675	2,211	—	23,129
Intercompany (receivable) payable	31,495	(29,357)	(2,138)	—	—	1,156,125	(725,304)	(430,821)	—	—

Total liabilities	602,189	313,372	4,164	—	919,725	1,786,173	(321,400)	(423,848)	—	1,040,925

Shareholders’ equity	2,458,548	1,569,194	62,877	(1,632,071)	2,458,548	2,288,606	2,124,472	490,557	(2,615,029)	2,288,606

Total liabilities and shareholders’ equity	$3,060,737	$1,882,566	$67,041	$(1,632,071)	$3,378,273	$4,074,779	$1,803,072	$66,709	$(2,615,029)	$3,329,531

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2007					Three Months Ended September 30, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
	(Unaudited)
	(In thousands)

Revenues:
Net sales	$136,214	$522,716	$10,712	$(144,830)	$524,812	$106,996	$474,381	$14,845	$(123,652)	$472,570
Royalty revenue	—	20,042	—	—	20,042	—	19,136	—	—	19,136

Total revenues	136,214	542,758	10,712	(144,830)	544,854	106,996	493,517	14,845	(123,652)	491,706

Operating costs and expenses:
Cost of revenues	126,006	208,383	8,202	(144,830)	197,761	36,358	182,704	11,063	(123,652)	106,473
Selling, general and administrative	79,024	106,156	77	—	185,257	57,653	99,764	177	—	157,594
Research and development	1,265	33,747	77	—	35,089	181	63,238	—	—	63,419
Depreciation and amortization	4,873	30,236	1,653	—	36,762	5,395	30,848	1,590	—	37,833
Asset impairments	—	147,838	—	—	147,838	—	—	—	—	—
Restructuring charges	2,967	17,320	(13)	—	20,274	202	837	2,163	—	3,202

Total operating costs and expenses	214,135	543,680	9,996	(144,830)	622,981	99,789	377,391	14,993	(123,652)	368,521

Operating (loss) income	(77,921)	(922)	716	—	(78,127)	7,207	116,126	(148)	—	123,185
Other income (expense):
Interest income	10,650	23	5	—	10,678	8,434	53	2	—	8,489
Interest expense	(1,781)	(10)	(1)	—	(1,792)	(1,881)	(13)	—	—	(1,894)
Loss on early extinguishment of debt	—	—	—	—	—	(11)	—	—	—	(11)
(Loss) on investment	(10,453)	—	—	—	(10,453)	—	—	—	—	—
Other, net	(731)	8	307	—	(416)	5	68	28	—	101
Equity in earnings (loss) of subsidiaries	11,345	—	—	(11,345)	—	100,267	—	—	(100,267)	—
Intercompany interest (expense) income	5,523	(3,781)	(1,742)	—	—	(10,533)	6,329	4,204	—	—

Total other income (expense)	14,553	(3,760)	(1,431)	(11,345)	(1,983)	96,281	6,437	4,234	(100,267)	6,685

(Loss) income from continuing operations before income taxes	(63,368)	(4,682)	(715)	(11,345)	(80,110)	103,488	122,563	4,086	(100,267)	129,870
Income tax (benefit) expense	(22,830)	(16,470)	(283)	—	(39,583)	13,083	32,518	(5,581)	—	40,020

(Loss) income from continuing operations	(40,538)	11,788	(432)	(11,345)	(40,527)	90,405	90,045	9,667	(100,267)	89,850

Discontinued operations:
(Loss) income from discontinued operations	—	(16)	—	—	(16)	—	865	—	—	865
Income tax (benefit) expense	—	(5)	—	—	(5)	—	310	—	—	310

Total (loss) income from discontinued operations, net	—	(11)	—	—	(11)	—	555	—	—	555

Net (loss) income	$(40,538)	$11,777	$(432)	$(11,345)	$(40,538)	$90,405	$90,600	$9,667	$(100,267)	$90,405

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2007					Nine Months Ended September 30, 2006
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

Revenues:
Net sales	$394,909	$1,541,653	$36,068	$(429,782)	$1,542,848	$317,821	$1,417,937	$38,212	$(358,241)	$1,415,729
Royalty revenue	—	60,762	—	—	60,762	—	59,857	—	—	59,857

Total revenues	394,909	1,602,415	36,068	(429,782)	1,603,610	317,821	1,477,794	38,212	(358,241)	1,475,586

Operating costs and expenses:
Cost of revenues	219,301	616,029	29,197	(429,782)	434,745	119,801	517,483	26,882	(358,241)	305,925
Selling, general and administrative	218,094	308,484	199	—	526,777	160,528	321,926	(359)	—	482,095
Research and development	3,287	104,342	186	—	107,815	3,102	209,829	—	—	212,931
Depreciation and amortization	14,553	93,471	4,828	—	112,852	16,164	90,995	3,586	—	110,745
Asset impairments	—	222,648	—	—	222,648	—	279	—	—	279
Restructuring charges	3,427	17,320	(13)	—	20,734	202	837	2,155	—	3,194

Total operating costs and expenses	458,662	1,362,294	34,397	(429,782)	1,425,571	299,797	1,141,349	32,264	(358,241)	1,115,169

Operating (loss) income	(63,753)	240,121	1,671	—	178,039	18,024	336,445	5,948	—	360,417
Other income (expense):
Interest income	28,369	83	9	—	28,461	22,650	190	2	—	22,842
Interest expense	(5,633)	(36)	(1)	—	(5,670)	(7,769)	(156)	—	—	(7,925)
Gain on early extinguishment of debt	—	—	—	—	—	698	—	—	—	698
(Loss) on investment	(10,453)	—	—	—	(10,453)	—	—	—	—	—
Other, net	(1,115)	6	428	—	(681)	(225)	(700)	312	—	(613)
Equity in earnings of subsidiaries	269,348	—	—	(269,348)	—	266,175	—	—	(266,175)	—
Intercompany dividend income	969,849	97,504	—	(1,067,353)	—	—	—	—	—	—
Intercompany interest (expense) income	(5,465)	2,752	2,713	—	—	(36,226)	20,839	15,387	—	—

Total other income (expense)	1,244,900	100,309	3,149	(1,336,701)	11,657	245,303	20,173	15,701	(266,175)	15,002

Income (loss) from continuing operations before income taxes	1,181,147	340,430	4,820	(1,336,701)	189,696	263,327	356,618	21,649	(266,175)	375,419
Income tax (benefit) expense	(26,366)	73,996	1,680	—	49,310	11,342	117,737	(5,148)	—	123,931

Income (loss) from continuing operations	1,207,513	266,434	3,140	(1,336,701)	140,386	251,985	238,881	26,797	(266,175)	251,488

Discontinued operations:
Income from discontinued operations	—	(351)	—	—	(351)	—	775	—	—	775
Income tax expense	—	(125)	—	—	(125)	—	278	—	—	278

Total income from discontinued operations	—	(226)	—	—	(226)	—	497	—	—	497

Net income (loss)	$1,207,513	$266,208	$3,140	$(1,336,701)	$140,160	$251,985	$239,378	$26,797	$(266,175)	$251,985

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated
	(Unaudited)
	(In thousands)

Cash flows provided by (used in) operating activities	$18,388	$403,682	$4,925	$426,995	$(39,643)	$307,504	$29,396	$297,257

Cash flows from investing activities:
Transfers from (to) restricted cash	(392)	—	—	(392)	128,722	—	—	128,722
Purchases of investments in debt securities	(1,574,031)	—	—	(1,574,031)	(1,170,272)	—	—	(1,170,272)
Proceeds from maturities and sales of investments in debt securities	1,412,340	—	—	1,412,340	885,390	—	—	885,390
Purchases of property, plant and equipment	(25,676)	(10,362)	(634)	(36,672)	(17,512)	(10,206)	(3,502)	(31,220)
Proceeds from sale of property and equipment	—	3	—	3	—	—	—	—
Acquisition of Avinza®	(23)	(296,641)	—	(296,664)	—	—	—	—
Loan repayment from Ligand	37,750	—	—	37,750	—	—	—	—
Purchases of product rights and intellectual property	—	(67,932)	—	(67,932)	—	(59,886)	—	(59,886)

Net cash used in investing activities	(150,032)	(374,932)	(634)	(525,598)	(173,672)	(70,092)	(3,502)	(247,266)

Cash flows from financing activities:
Proceeds from exercise of stock options, net	10,609	—	—	10,609	6,844	—	—	6,844
Excess tax benefit from stock-based compensation	687	—	—	687	425	—	—	425
Proceeds from issuance of long-term debt	—	—	—	—	400,000	—	—	400,000
Payments on long-term debt	—	—	—	—	(338,434)	—	—	(338,434)
Debt issuance costs	(1,527)	—	—	(1,527)	(10,786)	—	—	(10,786)
Intercompany	36,864	(34,343)	(2,521)	—	251,583	(226,800)	(24,783)	—

Net cash provided by (used in) financing activities	46,633	(34,343)	(2,521)	9,769	309,632	(226,800)	(24,783)	58,049

(Decrease) increase in cash and cash equivalents	(85,011)	(5,593)	1,770	(88,834)	96,317	10,612	1,111	108,040
Cash and cash equivalents, beginning of period	101,210	8,801	3,766	113,777	26,802	1,172	2,040	30,014

Cash and cash equivalents, end of period	$16,199	$3,208	$5,536	$24,943	$123,119	$11,784	$3,151	$138,054

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On October 18, 2007, we announced a restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine. We believe each of these areas has significant market potential and our organization is aligned accordingly.

We work to achieve growth:

•	by maximizing the potential of our currently marketed products through sales and marketing and prudent product life-cycle management,

•	through the successful development of new branded pharmaceutical products,

•	through the acquisition or in-licensing of novel branded pharmaceutical products in various stages of development, and of technologies that have significant market potential, that complement our key therapeutic areas, and

•	through mergers and acquisitions which add products or products in development, technologies or sales and marketing capabilities to our key therapeutic areas or that otherwise complement our operations.

Utilizing our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in bringing innovative, clinically-differentiated therapies and technologies to market in our key therapeutic areas.

Recent Developments

Avinza®

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed our acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. The addition of Avinza® complements our other opioid products that we have in development and our currently marketed product, Skelaxin®, a muscle relaxant. For additional information, please see Note 4, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Item 1, “Financial Statements.”

Thrombin-JMI®

On January 9, 2007, we obtained an exclusive license to certain of Vascular Solutions, Inc.’s (“Vascular Solutions”) hemostatic products, including products which we market as Thrombi-PadTM and Thrombi-Gel® hemostats. The license also includes a product we expect to market as Thrombi-PasteTM, which is currently in development. Each of these products includes our Thrombin-JMI® product as a component. Vascular Solutions will manufacture for us the products covered by the license. With the addition of these products, we have the opportunity to offer physicians a wider variety of means to administer Thrombin-JMI®. For additional information, please see Note 4, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Item 1, “Financial Statements.”

Altace®/Diuretic Combination

During the second quarter of 2007, we completed our Phase III clinical trial program evaluating the combination of Altace® with a hydrochlorothiazide diuretic, an investigational drug product we are developing. The clinical trial program for this drug met its primary and secondary endpoints. The clinical trial data demonstrated the efficacy and tolerability benefits of Altace® 20mg, the maximum approved dose, and the benefits of 20mg of Altace® combined with a diuretic for patients who require an antihypertensive agent as well as a diuretic. In light of the circumstances discussed in the section entitled “Altace®” below, we are reevaluating our plans with respect to this investigational drug product.

Thrombin-JMI® Epistaxis Kit

In June 2007, the FDA approved our Thrombin-JMI® Epistaxis Kit, a new intranasal spray delivery device for Thrombin-JMI® for use to aid in stopping epistaxes (nosebleeds). The kit offers healthcare professionals in the emergency department and trauma center a convenient new option to achieve fast, active hemostasis during epistaxes. We began marketing the Thrombin-JMI® Epistaxis Kit in the United States in the third quarter of this year, further expanding our portfolio of Thrombin-JMI® products.

Remoxytm

In July 2007, we, together with our partner Pain Therapeutics, announced the completion of patient enrollment in the pivotal Phase III clinical trial for RemoxyTM, an investigational product for moderate to severe pain. Remoxy’sTM sustained release formulation has the potential to reduce the improper and often intentional accelerated release of oxycodone through crushing, heating, or dissolution in alcohol that is reported with respect to other long acting opioids. Results from this trial are expected in the fourth quarter of 2007, after the last patient completes the three-month treatment period.

Bremelanotide

On August 12, 2004, we entered into a Collaborative Development and Marketing Agreement (the “Agreement”) with Palatin Technologies, Inc. (“Palatin”), to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide compound, which was formerly known as PT-141, for the treatment of male and female sexual dysfunction. Pursuant to the terms of the Agreement, Palatin granted us a co-exclusive license with Palatin to bremelanotide in North America and an exclusive right to collaborate in the licensing or sublicensing of bremelanotide with Palatin outside North America.

In August 2007, representatives of the U.S. Food and Drug Administration (the “FDA”) communicated serious concerns about the lack of an acceptable benefit/risk ratio to support the progression of the proposed bremelanotide program into Phase 3 studies for erectile dysfunction (ED). After reviewing the data generated in the Phase 1 and 2 studies, the FDA questioned the overall efficacy results and the clinical benefit of this product in both the general and diabetic ED populations, and cited blood pressure increases as its greatest safety concern.

In light of the of the FDA’s comments, and after discussions with Palatin, on September 6, 2007, we provided notice to Palatin that we are terminating the Agreement. The termination becomes effective on

December 6, 2007, which is 90 days after Palatin’s receipt of the notice. We have no further obligation for payments related to milestones but have various immaterial obligations related to the wind-down of the collaboration.

Altace®

On September 11, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) declared invalid U.S. Patent No. 5,061,722 (the “722 Patent”) that covers our Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (“the District Court”), which had upheld the validity of the patent. We filed with the Circuit Court a petition for rehearing and rehearing en banc, and Lupin Ltd. (“Lupin”) filed its responsive brief on November 7, 2007, but the Circuit Court has yet to issue a decision regarding the petition. Invalidation of the ’722 Patent will likely lead to generic versions of Altace® entering the market sooner than previously anticipated. The entry of generic products into the market would likely cause our net sales of Altace® to decline significantly.

Following the Circuit Court’s decision, our senior management team conducted an extensive examination of our Company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities.

Pursuant to this initiative, we will terminate approximately 20% of our current workforce. These reductions will be effective in late December 2007. We anticipate that we will incur total costs of approximately $70.0 million, which includes approximately $30.0 million related to the termination of our promotion agreement with Depomed, Inc. for Glumetzatm.

Rochester, Michigan Sterile Manufacturing Facility

On October 1, 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there, and the related contract manufacturing business to JHP Pharmaceuticals, LLC (“JHP”) for $91.5 million, less selling costs of $5.3 million. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide certain filling and finishing manufacturing activities with respect to Thrombin-JMI®. The redeployment of our investments in the assets subject to this transaction should enable us to bolster our ongoing business development and research and development initiatives, which we believe are more likely to contribute to our potential for long-term growth.

License, Development and Commercialization Agreement with Acura Pharmaceuticals, Inc.

On October 30, 2007, King Pharmaceuticals Research and Development, Inc. (“King Research and Development”), our wholly owned subsidiary, entered into a License, Development and Commercialization Agreement with Acura Pharmaceuticals, Inc. (“Acura”) to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse deterrent) Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets, formerly known as OxyADF, and another undisclosed opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2007 and 2006

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Total Revenues
Branded pharmaceuticals	$472,363	$432,887	$1,388,381	$1,269,625
Meridian Medical Technologies	47,919	37,125	141,830	132,292
Royalties	20,042	19,136	60,762	59,857
Contract manufacturing	2,034	2,558	8,692	13,812
Other	2,496	—	3,945	—

Total revenues	$544,854	$491,706	$1,603,610	$1,475,586
Cost of Revenues, exclusive of depreciation, amortization and impairments Branded pharmaceuticals	$173,773	$83,225	$356,406	$224,319
Meridian Medical Technologies	19,169	17,324	58,357	60,327
Royalties	2,442	2,337	7,512	7,263
Contract manufacturing	2,512	3,587	8,801	14,016
Other	(135)	—	3,669	—

Total cost of revenues	$197,761	$106,473	$434,745	$305,925

The following table summarizes our gross to net sales deductions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Gross Sales	$673,111	$607,543	$1,975,373	$1,831,972
Commercial Rebates	48,902	47,306	142,965	144,350
Medicaid Rebates	8,323	2,882	29,219	21,194
Medicare Part D Rebates	14,334	15,586	43,970	41,456
Chargebacks	26,200	24,193	72,427	76,440
Returns	5,900	2,511	11,136	10,053
Trade Discounts/Other	24,614	22,494	72,398	62,121

	544,838	492,571	1,603,258	1,476,358
Discontinued Operations	(16)	865	(352)	772

Net Sales	$544,854	$491,706	$1,603,610	$1,475,586

Gross sales were higher in the third quarter of 2007 compared to the third quarter of 2006 and in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the acquisition of Avinza® on February 26, 2007 and price increases on various products.

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

The following tables provide the activity and ending balances for our significant gross to net sales categories:

Accrual for Rebates, including Administrative Fees (in thousands):

	2007	2006

Balance at January 1, net of prepaid amounts	$53,765	$126,240
Current provision related to sales made in current period	72,088	79,690
Current provision related to sales made in prior periods	534	(3,532)
Rebates paid	(67,255)	(115,999)

Balance at March 31, net of prepaid amounts	$59,132	$86,399

Current provision related to sales made in current period	72,822	69,912
Current provision related to sales made in prior periods	(849)	(4,844)
Rebates paid	(72,924)	(82,158)

Balance at June 30, net of prepaid amounts	$58,181	$69,309

Current provision related to sales made in current period	73,760	76,684
Current provision related to sales made in prior periods	(2,201)	(10,910)
Rebates paid	(74,672)	(76,460)

Balance at September 30, net of prepaid amounts	$55,068	$58,623

Rebates include commercial rebates and Medicaid and Medicare rebates.

During the first quarter of 2006, we paid approximately $129.3 million related to (i) the settlement agreements with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 and (ii) similar state settlement agreements. For a discussion regarding this settlement, please see “Settlement of Governmental Pricing Investigation” included in Note 8, “Commitments and Contingencies,” in Item 1, “Financial Statements.” Of the $129.3 million paid in the first quarter of 2006, approximately $64.0 million reduced the rebate accrual and is reflected in “Rebates paid” in the table above.

In addition, during the first quarter of 2006, we delayed our regular periodic Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. For a discussion regarding this investigation, please see Note 8, “Commitments and Contingencies”, in Item 1, “Financial Statements.” In the third quarter and first nine months of 2006, the utilization of overpayments reduced our rebate payments by $3.4 million and $23.2 million, respectively. In the third quarter and first nine months of 2007, the utilization of overpayments reduced our rebate payments by approximately $1.6 million and $5.5 million, respectively. The utilization of the overpayments has therefore reduced “Rebates paid” in the table above.

During the third quarter of 2006, we reduced our rebate expense and increased net sales from branded pharmaceutical products by approximately $9.3 million due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

Accrual for Returns (in thousands):

	2007	2006

Balance at January 1	$42,001	$50,902
Current provision	(1,254)	(702)
Actual returns	(6,295)	(7,692)

Ending balance at March 31	$34,452	$42,508

Current provision	6,490	8,244
Actual returns	(4,767)	(4,410)

Ending balance at June 30	$36,175	$46,342

Current provision	5,900	2,511
Actual returns	(4,713)	(6,760)

Ending balance at September 30	$37,362	$42,093

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

Accrual for Chargebacks (in thousands):

	2007	2006

Balance at January 1	$13,939	$13,153
Current provision	23,645	29,390
Actual chargebacks	(26,557)	(25,972)

Ending balance at March 31	$11,027	$16,571

Current provision	22,582	22,857
Actual chargebacks	(22,962)	(25,402)

Ending balance at June 30	$10,647	$14,026

Current provision	26,200	24,193
Actual chargebacks	(25,289)	(25,278)

Ending balance at September 30	$11,558	$12,941

Branded Pharmaceuticals Segment

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2007 vs. 2006		Ended September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Branded Pharmaceutical revenue:
Altace®	$168,524	$158,914	$9,610	6.0%	$488,440	$471,604	$16,836	3.6%
Skelaxin®	105,653	105,933	(280)	(<1)	325,778	302,037	23,741	7.9
Thrombin-JMI®	68,968	70,029	(1,061)	(1.5)	198,099	190,133	7,966	4.2
Avinza®	31,802	—	31,802	—	76,051	—	76,051	—
Levoxyl®	20,596	24,644	(4,048)	(16.4)	68,237	84,726	(16,489)	(19.5)
Sonata®	17,862	18,660	(798)	(4.3)	58,305	63,838	(5,533)	(8.7)
Other	58,958	54,707	4,251	7.8	173,471	157,287	16,184	10.3

Total revenue	472,363	432,887	39,476	9.1	1,388,381	1,269,625	118,756	9.4
Cost of revenues, exclusive of depreciation, amortization and impairments	173,773	83,225	90,548	>100.0	356,406	224,319	132,087	58.9

Net sales from branded pharmaceutical products were higher in the third quarter of 2007 than in the third quarter of 2006 and in the first nine months of 2007 compared to the first nine months of 2006 primarily due to the acquisition of Avinza® on February 26, 2007 and price increases on various products. Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Altace®, Skelaxin®, Thrombin-JMI®, Avinza®, Levoxyl®, and Sonata® remain at normalized levels as of September 30, 2007. We estimate that wholesale and retail inventories of our products as of September 30, 2007 represent gross sales of approximately $165.0 million to $175.0 million.

Sales of Key Products

Altace®

Net sales of Altace® increased in the third quarter and first nine months of 2007 from the third quarter and first nine months of 2006 primarily due to price increases taken in the fourth quarter of 2006 and the third quarter of 2007, which were offset by a decrease in prescriptions. Total prescriptions for Altace® decreased approximately 8.0% and 6.6% in the third quarter of 2007 and the first nine months of 2007, respectively, compared to the same periods of the prior year according to IMS America, Ltd. (“IMS”) monthly prescription data.

Because of potential generic competition, the challenges associated with our anticipated launch of the ramipril tablet formulation in the fourth quarter of 2007 and the ongoing reduction of a portion of our sales force dedicated to cardiovascular/metabolic products, sales of Altace® will likely decline significantly in future periods.

For a discussion regarding the development of an Altace tablet formulation, please see Note 4, “Acquisitions, Dispositions, Co-Promotions and Alliances” in Item 1, “Financial Statements.” For a discussion regarding the risk of potential generic competition for Altace®, please see Note 8, “Commitments and Contingencies” in Item 1, “Financial Statements.”

Skelaxin®

Net sales of Skelaxin® in the third quarter and in the first nine months of 2007 benefited from a price increase taken in the fourth quarter of 2006. During the third quarter of 2006, net sales of Skelaxin® benefited from a reduction in the rebate reserve for a government pricing program for military dependents and retirees as described above. During the first nine months of 2007, net sales of Skelaxin® benefited from a favorable change in estimate during the first quarter of 2007 in the product’s reserve for returns as discussed above. Total prescriptions for Skelaxin® decreased approximately 1.6% and 0.7% in the third quarter of 2007 and the first nine months of 2007, respectively, compared to the same periods of the prior year, according to IMS monthly prescription data. We do not anticipate Skelaxin® net sales will increase at the same rate experienced in the first nine months of 2007.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 8, “Commitments and Contingencies,” in Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to a price increase taken in the fourth quarter of 2006. We believe Thrombin-JMI® net sales in 2007 may not continue to increase at the rate experienced in the first nine months of 2007. There is a significant possibility that competing products could enter the market in late 2007 or in 2008. It is possible that net sales of Thrombin-JMI® would decrease following the entry of one or more competing products.

Avinza®

The Company acquired all rights to Avinza® in the United States, its territories and Canada on February 26, 2007. Net sales of Avinza® in the first nine months of 2007 reflect sales occurring from February 26, 2007 through September 30, 2007. Total prescriptions for Avinza® decreased approximately 17.5% in the third quarter of 2007 and the first nine months of 2007 compared to the same periods of the prior year according to IMS monthly prescription data.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 8, “Commitments and Contingencies,” in Item 1, “Financial Statements.”

Levoxyl®

Net sales of Levoxyl® decreased in the third quarter of 2007 and first nine months of 2007 compared to the same periods in the prior year primarily due to a decrease in prescriptions in 2007 as a result of generic competition. Total prescriptions for Levoxyl® were approximately 13.3% and 12.9% lower in the third quarter of 2007 and the first nine months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

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

Sonata®

Net sales of Sonata® were lower in the third quarter of 2007 than in the third quarter of 2006 primarily due to a decrease in prescriptions partially offset by a price increase taken in the fourth quarter of 2006. Total prescriptions for Sonata® decreased approximately 23.8% and 19.0% in the third quarter of 2007 and the first nine months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data. The decrease in prescriptions during 2007 was primarily due to new competitors that entered the market in 2005 and a decrease in promotional efforts.

Net sales of Sonata® were lower in the first nine months of 2007 than in the first nine months of 2006 primarily due to a decrease in prescriptions and an increase in returns, partially offset by a price increase taken in the fourth quarter of 2006.

For a discussion regarding the risk of potential generic competition for Sonata®, please see Note 8, “Commitments and Contingencies,” in Item 1, “Financial Statements.”

Other

Net sales of other branded pharmaceutical products were higher in the third quarter of 2007 compared to the third quarter of 2006 primarily due to price increases which were partially offset by decreases in prescriptions.

Net sales of other branded pharmaceutical products were higher in the first nine months of 2007 compared to the first nine months of 2006 primarily due to an increase in net sales of Bicillin® and price increases which were partially offset by decreases in prescriptions. We completed construction of facilities to produce Bicillin® at our Rochester, Michigan location, began commercial production in the fourth quarter of 2006, and replenished wholesale inventories of the product during the first quarter of 2007. Most of our other branded pharmaceutical products are not promoted through our sales force and prescriptions for many of these products are declining. As discussed above, we completed the sale of several of our other branded pharmaceutical products to JHP on October 1, 2007. Considering all of these factors, we anticipate net sales of other branded pharmaceutical products will significantly decrease in the fourth quarter of 2007.

Cost of Revenues

Cost of revenues from branded pharmaceutical products increased in the third quarter and first nine months of 2007 from the third quarter and first nine months of 2006 primarily due to an increase in royalties associated with Skelaxin® and Avinza®. Cost of revenues from branded pharmaceutical products could increase in the fourth quarter of 2007 due to the expected launch of the Altace® tablet formulation, which has a significantly higher cost than the current formulation.

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

Cost of revenues from branded pharmaceutical products includes the following special items:

•	A termination of a contract that resulted in a charge of $3.8 million in the first nine months of 2007.

•	An inventory valuation allowance of $17.3 million for raw material inventory associated with Altace® and a charge of $39.9 million for the write-down of prepaid raw material inventory associated with Altace® in the third quarter of 2007. For additional information, please see Note, 3, “Inventories,” in Item 1, “Financial Statements.”

•	A charge of $24.6 million primarily associated with minimum purchase requirements under a supply agreement to purchase raw material inventory associated with Altace® in the third quarter of 2007. For additional information, please see Note, 3, “Inventories,” in Item 1, “Financial Statements.”

Meridian Medical Technologies

For the Three Months Ended	Change	For the Nine	Change
September 30,	2007 vs. 2006	Months Ended September 30,	2007 vs. 2006
2007	2006	$	%	2007	2006	$	%
(In thousands)	(In thousands)

Meridian Medical Technologies revenue	$47,919	$37,125	$10,794	29.1%	$141,830	$132,292	$9,538	7.2%
Cost of revenues, exclusive of depreciation, amortization and impairments	19,169	17,324	1,845	10.6	58,357	60,327	(1,970)	(3.3)

Revenues from Meridian Medical Technologies increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to an increase in unit sales of Epipen® to Dey, L.P. and a price increase taken in the first quarter of 2007. Revenues from Meridian Medical Technologies increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to a price increase taken in the first quarter of 2007, and an increase in revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory LTD on March 1, 2006. Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from Meridian Medical Technologies fluctuate based on the buying patterns of Dey, L.P. and government customers. Total prescriptions for Epipen® in the United States increased approximately 11.2% and 7.6% during the third quarter of 2007 and the first nine months of 2007, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

Cost of revenues from Meridian Medical Technologies increased in the third quarter of 2007 primarily due to higher unit sales. Cost of revenues from Meridian Medical Technologies decreased in the first nine months of 2007 primarily due to cost savings derived from efficiencies in the production process.

Royalties

	For the Three
	Months Ended		Change		For the Nine		Change
	September 30,		2007 vs. 2006		Months Ended September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Royalty revenue	$20,042	$19,136	$906	4.7%	$60,762	$59,857	$905	1.5%
Cost of revenues, exclusive of depreciation, amortization and impairments	2,442	2,337	105	4.5	7,512	7,263	249	3.4

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product and, thus, are not able to predict whether revenue from royalties will increase or decrease in future periods. For a discussion regarding the potential risk of generic competition for Adenoscan®, please see Note 8, “Commitments and Contingencies,” in Item 1, “Financial Statements.”

Contract Manufacturing

	For the Three Months Ended		Change		For the Nine		Change
	September 30,		2007 vs. 2006		Months Ended September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Contract manufacturing revenue	$2,034	$2,558	$(524)	(20.5)%	$8,692	$13,812	$(5,120)	(37.1)%
Cost of revenues, exclusive of depreciation, amortization and impairments	2,512	3,587	(1,075)	(30.0)	8,801	14,016	(5,215)	(37.2)

Revenues and cost of revenues from contract manufacturing decreased in the third quarter and first nine months of 2007 compared to the third quarter and first nine months of 2006 due to a lower volume of units manufactured for third parties. As discussed above, we completed the sale of substantially all of our contract manufacturing business to JHP on October 1, 2007. Therefore, we anticipate a significant decrease in contract manufacturing revenue in the fourth quarter of 2007.

Operating Costs and Expenses

The following table summarizes total operating costs and expenses, excluding intercompany transactions:

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2007 vs. 2006		Ended September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments as shown below	$197,761	$106,473	$91,288	85.7%	$434,745	$305,925	$128,820	42.1%
Selling, general and administrative	185,257	157,594	27,663	17.6	526,777	482,095	44,682	9.3
Research and development	35,089	63,419	(28,330)	(44.7)	107,815	212,931	(105,116)	(49.4)
Depreciation and amortization	36,762	37,833	(1,071)	(2.8)	112,852	110,745	2,107	1.9
Asset impairments	147,838	—	147,838	—	222,648	279	222,369	>100
Restructuring charges	20,274	3,202	17,072	>100	20,734	3,194	17,540	100

Total operating costs and expenses	$622,981	$368,521	$254,460	69.0%	$1,425,571	$1,115,169	$310,402	27.8%

Selling, General and Administrative Expenses

	For the Three Months		Change		For the Nine		Change
	Ended September 30,		2007 vs. 2006		Months Ended September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$136,286	$107,300	$28,986	27.0%	$384,324	$319,480	$64,844	20.3%
Co-promotion fees	48,971	50,294	(1,323)	(2.6)	142,453	162,615	(20,162)	(12.4)

Total selling, general and administrative	$185,257	$157,594	$27,663	17.6%	$526,777	$482,095	$44,682	9.3%

As a percentage of total revenues, total selling, general, and administrative expenses were 34.0% and 32.1% in the third quarter of 2007 and the third quarter of 2006, respectively. As a percentage of total revenues, total selling, general, and administrative expenses were 32.8% and 32.7% the first nine months of 2007 and the first nine months of 2006, respectively.

Total selling, general and administrative expenses increased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to an increase in operating expenses associated with sales and marketing. The increases in sales and marketing expenses are driven by an increase in the size of our sales force and marketing costs primarily associated with Altace® and Avinza®. Selling, general and administrative expenses, exclusive of co-promotion fees, are expected to decline in the fourth quarter of 2007 as a result of the restructuring charges we expect to incur in the fourth quarter of 2007. For the full year 2008, we expect selling, general and administrative expenses, exclusive of co-promotion fees, to decline by approximately $75.0 million to $90.0 million compared to full year 2007.

Total selling, general and administrative expenses increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to an increase in operating expenses associated with sales and marketing for the reasons discussed above, partially offset by a decrease in co-promotion fees we pay to Wyeth under our co-promotion agreement. The co-promotion fee decreased due to a lower co-promotion fee average rate during 2007 as a result of the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see the section entitled “Altace®” within the “Sales of Key Products” section above.

Selling, general and administrative expense includes special items including charges of $1.2 million and $0.7 million in the third quarter of 2007 and the first nine months of 2007, respectively, and a benefit of $5.5 million and $1.0 million in the third quarter of 2006 and the first nine months of 2006, respectively, primarily due to professional fees related to the now-completed investigations of our company by the HHS/OIG and the SEC, and ongoing private plaintiff securities litigation. During the second quarter of 2007 and the third quarter of 2006, we recorded anticipated recoveries of legal fees in the amount of $3.4 million and $6.8 million, respectively, related to the securities litigation. In July of 2007 and November of 2006, we received payment for the recovery of these legal fees. For additional information, please see Note 8, “Commitments and Contingencies,” in Item 1, “Financial Statements.”

Research and Development Expense

	For the Three				For the Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2007 vs. 2006		September 30,		2007 vs. 2006
	2007	2006	$	%	2007	2006	$	%
	(In thousands)				(In thousands)

Research and development	$34,889	$38,419	$(3,530)	(9.2)%	$104,515	$102,931	$1,584	1.5%
Research and development — in process upon acquisition	200	25,000	(24,800)	(99.2)	3,300	110,000	(106,700)	(97.0)

Total research and development	$35,089	$63,419	$(28,330)	(44.7)%	$107,815	$212,931	$(105,116)	(49.4)%

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

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items. In the first nine months of 2007, special items included a charge equaling $3.1 million for a payment to Mutual Pharmaceutical Company (“Mutual”) to jointly research and develop one or more improved formulations of metaxalone. During the third quarter of 2006 and first nine months of 2006, special items included charges of $25.0 million and $110.0 million, respectively, for our acquisition of in-process research and development associated with our collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product.

Under the agreement with Mutual, we seek Mutual’s expertise in developing improved formulations of metaxalone, including improved formulations Mutual developed prior to execution of this agreement and access to the Mutual’s and United Research Laboratories’ rights in intellectual property pertaining to these formulations. The success of this project depends on additional development activities and FDA approval. The estimated cost to complete the project at the execution of the agreement was approximately $5.0 million. In addition, we could be required to make additional milestone payments of up to $10.0 million.

Under a series of agreements, Arrow has granted us rights to certain current and future NDAs regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of new formulations of ramipril for us. However, under certain conditions, we may manufacture and supply the formulations of ramipril instead of Arrow. Arrow will earn fees for the manufacture and supply of the new formulations of ramipril. Arrow filed an NDA for a tablet formulation of ramipril in January 2006. At the time of our acquisition of this project, its success was dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of these agreements was approximately

$3.5 million. The FDA approved the NDA for the tablet formulation of ramipril on February 27, 2007. We expect to launch the tablet formulation of ramipril during the fourth quarter of 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased in the third quarter of 2007 compared to the third quarter of 2006 primarily due to the property, plant and equipment, and intangible assets related to the sale of our Rochester, Michigan sterile manufacturing facility. On June 30, 2007, these assets were classified as held for sale, and accordingly the depreciation and amortization was discontinued as of that date. This decrease was partially offset by increased amortization related to Avinza®

Depreciation and amortization expense increased in the first nine months of 2007 compared to the first nine months of 2006 primarily due to increased amortization expense related to Avinza®. On February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date.

For additional information relating to the acquisition of Avinza®, please see Note 4, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Item 1, “Financial Statements.” For additional information relating to the sale of the Rochester, Michigan facility, please see Note 6, “Assets Held for Sale,” in Item 1, “Financial Statements.”

Depreciation and amortization expense in the third quarter and the first nine months of 2007 includes a special item consisting of a $2.1 million and $5.1 million charge, respectively, associated with accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by the end of 2008. Depreciation and amortization expense in the third quarter and first nine months of 2006 includes a charge of $1.5 million associated with accelerated depreciation of these assets.

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	An intangible asset impairment charge of $146.4 million in the third quarter of 2007 related to our Altace® product. On September 11, 2007 the Circuit Court declared invalid the ‘722 patent that covers our Altace® product. Following the Circuit Court’s decision, we reduced the estimated useful life of this product and forecasted net sales which reduced the probability-weighted estimated undiscounted future cash flows associated with Altace® intangible assets to a level below their carrying value. We determined the fair value of these assets based on probability-weighted estimated discounted future cash flows.

•	An intangible asset impairment charge of $29.3 million in the second quarter of 2007 and $0.3 million in the second quarter of 2006. The intangible asset impairment charge in the second quarter of 2007 was primarily related to our decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane as a propellant.

•	A charge of $45.6 million in the second quarter of 2007 and a charge of $1.4 million in the third quarter of 2007 related to the write-down of our Rochester, Michigan sterile manufacturing facility and certain legacy branded pharmaceutical products which we have classified as held for sale. On October 1, 2007, we closed the asset purchase agreement with JHP, pursuant to which JHP acquired our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there, and the related contract manufacturing business. For additional information, please see Note 6, “Assets Held for Sale,” in Item 1, “Financial Statements,” and “Recent Developments,” in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

•	Restructuring charges in the amount of $20.3 million in the third quarter of 2007 primarily due to our restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine and separation payments associated with the sale of the Rochester, Michigan sterile manufacturing facility discussed above.

•	Restructuring charges of $0.5 million in the first quarter of 2007 and $3.2 million in the third quarter of 2006 associated with separation payments primarily due to our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to the Bristol, Tennessee facility by the end of 2008.

As of September 30, 2007, the net intangible assets associated with Synercid® totaled approximately $78.7 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain manufacturers of generic products have challenged patents on Altace®, Skelaxin® and Avinza®. For additional information, please see Note 8, “Commitments and Contingencies,” in Item I, “Financial Statements.” If generic versions of Altace®, Skelaxin® or Avinza® enter the market, we may have to write-off a portion or all of the intangible assets associated with these products.

Non-Operating Items

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Interest income	$10,678	$8,489	$28,461	$22,842
Interest expense	(1,792)	(1,894)	(5,670)	(7,925)
Gain (loss) on investment	(10,453)	—	(10,453)	—
(Loss) gain on early extinguishment of debt	—	(11)	—	698
Other, net	(416)	101	(681)	(613)

Total other income (expense)	(1,983)	6,685	11,657	15,002
Income tax (benefit) expense	(39,853)	40,020	49,310	123,931
Discontinued operations	(11)	555	(226)	497

Interest income increased during the first nine months of 2007 compared to the first nine months of 2006 primarily due to an increase in interest rates and a higher average balance of cash, cash equivalents and investments in debt securities in 2007 compared to 2006.

Special items affecting other income included the following:

•	A loss of $10.5 million in third quarter and first nine months of 2007 related to our investment in Palatin. For additional information, please see Note 13, “Marketable Securities” in Item I, “Financial Statements”.

•	A gain of $0.7 million during the first nine months of 2006 resulting from the early retirement of our 2 3/4% Convertible Debentures due November 15, 2021.

Income Tax (Benefit) Expense

During the third quarter of 2007 the effective tax rate on our loss from continuing operations was 49.4%, and during the first nine months of 2007, our effective income tax rate on our income from continuing operations was 26.0%.

These rates differ from the statutory rate of 35% primarily due to tax benefits relating to tax-exempt interest income, research and experimentation tax credits, and domestic production activities deductions, which benefits were partially offset by state taxes. Additionally, the 2007 rate benefited from the release of reserves under FIN 48 as a result of the closing of the federal statute of limitations for the 2003 tax year. During the third quarter of 2006 and the first nine months of 2006, our effective income tax rate for continuing operations was 30.8% and 33.0%, respectively. These rates differ from the statutory rate of 35% primarily due to tax benefits related to charitable contributions of inventory, tax-exempt interest income and domestic production activities deductions, which benefits were partially offset by state taxes.

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

On October 30, 2007, our wholly-owned subsidiary, King Research and Development, entered into a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse deterrent) Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets, formerly known as OxyADF, and another undisclosed opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

Under the terms of the agreement, we will make a non-refundable cash payment of $30.0 million to Acura upon the satisfaction of closing conditions and the effectiveness of the agreement. We will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acuroxtm tablets and all research and development expenses related to future products after the exercise of our option to an exclusive license for each future product. We may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acuroxtm tablets and for each other product developed under the agreement. We may also make an additional $50.0 million non-refundable cash milestone payment to Acura when the aggregate net sales of all products developed under the agreement exceeds $750.0 million. In addition, we will make royalty payments to Acura ranging from 5% to 25% based on the combined annual net sales of all products developed under the agreement.

The agreement will become effective upon the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On September 11, 2007, the Circuit Court declared invalid the ‘722 Patent that covers our Altace® product. We filed with the Circuit Court a petition for rehearing and rehearing en banc, and Lupin filed its responsive brief on November 7, 2007, but the Circuit Court has yet to issue a decision regarding the petition. Invalidation of the ‘722 Patent will likely lead to generic versions of Altace® entering the market sooner than previously anticipated. The entry of generic products into the market would likely cause our net sales of Altace® to decline significantly.

Following the Circuit Court’s decision, our senior management team conducted an extensive examination of our Company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities.

We estimate that we will incur total costs of approximately $70.0 million, including approximately $66.4 million of cash payments in connection with this initiative. This includes the contract termination payment paid to Depomed, Inc. in October of 2007 of approximately $30.0 million, as discussed below. The remaining cash payments are expected to be completed during the fourth quarter of 2007 and first quarter of 2008. For additional information, please see Note 12, “Restructuring Activities,” in Item 1 “Financial Statements.”

On October 1, 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there, and the related contract manufacturing business to JHP Pharmaceuticals, LLC, (“JHP”) for $91.5 million, subject to final inventory adjustments, less fees of $5.3 million. We retained our Bicillin (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 6 “Assets Held For Sale,” in Item 1, “Financial Statements”.

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

On September 6, 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed the acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289.7 million, consisting of $289.3 million in cash consideration and $0.4 million for the assumption of a short-term liability. Additionally, we incurred acquisition costs of $6.8 million. Of the cash payments made to Ligand, $15.0 million was set aside in an escrow account to fund potential liabilities that Ligand could later owe us, of which $7.5 million was released to Ligand in the third quarter of 2007.

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

On October 29, 2007, we announced the termination of the co-exclusive agreement to promote GlumetzaTM. We paid Depomed approximately $30.0 million, and Depomed will not be required to pay us a promotion fee for the fourth quarter of 2007. We will fulfill our promotion obligations through the end of 2007.

On March 1, 2006, we acquired the exclusive right to market, distribute, and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. The aggregate amount of these payments will not exceed $13.2 million.

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

On February 12, 2006, we entered into an agreement with Cobalt Pharmaceuticals, Inc. (“Cobalt”), an affiliate of Arrow International Limited, whereby Cobalt will have the non-exclusive right to distribute a generic version of our currently marketed Altace® product in the U.S. market, which would be supplied by us. On October 12, 2007, Cobalt sent us 30-day written notice of its intent to launch its generic ramipril product, which product would not be supplied by us. We responded on October 19, 2007, informing Cobalt that we intend to vigorously enforce our rights under the ’722 and ’856 patents to the full extent of the law. For additional information, please see Note 8, “Commitments and Contingencies,” in Item 1, “Financial Statements.”

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

SEC Investigation

As previously reported, the Securities and Exchange Commission (the “SEC”) had also been conducting an investigation relating to our underpayments to governmental programs and to our previously disclosed errors relating to reserves for product returns. On October 25, 2007, we received a letter from the Staff of the SEC stating that the investigation has been completed, and no enforcement action has been recommended to the SEC. The Staff of the SEC notified us of its determination pursuant to the final paragraph of Securities Act Release No. 5310.

Securities and Derivative Litigation

As previously reported, on July 31, 2006 the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the federal securities litigation related to our underpayments of rebates owed to Medicaid and other governmental pricing programs and certain other matters. On January 9, 2007, the court granted final approval of the Settlement Agreement. The Settlement Agreement provides for a settlement amount of $38.3 million, which has been fully funded by our insurance carriers on our behalf and placed into an escrow account controlled by the court. For additional information about this settlement, please see Note 8, “Commitments and Contingencies,” in Item I, “Financial Statements.”

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and our independent auditors and to add additional claims. Following negotiations among the parties, this motion was granted in part, but it was denied with respect to naming as defendants additional current and former officers and directors. Trial is scheduled to begin on September 22, 2008. The parties are scheduled to engage in non-binding mediation in December 2007.

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

Patent Challenges

Certain generic companies have challenged patents on Altace®, Skelaxin®, Avinza®, Sonata® and Adenoscan®. For additional information, please see Note 8, “Commitments and Contingencies,” in Item I, “Financial Statements.” If a generic version of Altace®, Skelaxin®, Avinza®, Sonata® or Adenoscan® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the
	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Net cash provided by operating activities	$426,995	$297,257

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

The following table summarizes the changes in operating assets and liabilities and deferred taxes that occurred during the nine months ending September 30, 2007 and 2006 and the resulting cash provided by (used in) operating activities:

	For the
	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Accounts receivable, net of allowance	$(397)	$(31,015)
Inventories	38,457	41,293
Prepaid expenses and other current assets	(37,047)	(43,567)
Accounts payable	(17,689)	(5,552)
Accrued expenses and other liabilities	(26,753)	(114,547)
Income taxes payable	8,691	(1,537)
Deferred revenue	(3,510)	(5,716)
Other assets	(5,433)	(20,256)
Deferred taxes	(98,540)	(13,853)

Total changes in operating assets and liabilities and deferred taxes	$(142,221)	$(194,750)

Investing Activities

	For the
	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Net cash used in investing activities	$(525,598)	$(247,266)

Investing activities in 2007 include the acquisition of Avinza® for $296.7 million, purchases of product rights and intellectual property for $68.0 million and net purchases of investments in debt securities of $161.7 million. Capital expenditures during 2007 totaled $36.7 million, which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. These payments were partially offset by the collection of the loan to Ligand in the amount of $37.8 million.

Investing activities in 2006 primarily relate to our net proceeds from sales of investments in debt securities of $284.9 million. We transferred $129.3 million from restricted cash for payments associated with the Settlement Agreements noted above in cash flows from operating activities. Additionally, we made payments totaling $59.9 million for patent rights and technology licenses under our agreements with Arrow and certain of its affiliates and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $31.2 million, which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2007 of approximately $50.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, information technology systems and hardware, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester.

Financing Activities

	For the
	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)

Net cash provided by financing activities	$9,769	$58,049

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

In April 2002, we established a $400.0 million five-year senior secured revolving credit facility that was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which is scheduled to mature in April 2012 (the “2007 Credit Facility”). As of September 30, 2007 up to $474.0 million is available to us under the 2007 Credit Facility.

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of our domestic subsidiaries and by a pledge of 65% of the equity of our foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by four of our subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc. The 2007 Credit Facility accrues interest at either, at our option, (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (x) unused commitments under the facility and (y) letters of credit outstanding. The facility provides availability for the issuance of up to $30.0 million in letters of credit. We incurred $1.5 million of deferred financing costs in connection with the establishment of this facility, which we will amortize over five years, the life of the facility. This facility requires us to maintain a minimum net worth of no less than $1.5 billion plus 50% of our consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of September 30, 2007, we were in compliance with these covenants. As of September 30, 2007, we had $1.0 million outstanding for letters of credit.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of September 30, 2007, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

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

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“Issue 07-3”). Issue 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities and requires these payments be deferred and capitalized. Under Issue 07-03, expense will be recognized as the related goods are delivered or the related services are performed. Issue 07-03 is effective for financial statements issued for fiscal years beginning after December 15, 2007 and is applied prospectively for new contracts entered into on or after the effective date. We are in the process of evaluating the effect of Issue 07-3 on our financial statements and are planning to adopt this standard in the first quarter of 2008.

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

The gross carrying amount and accumulated amortization of our trademarks and product rights as of September 30, 2007 are as follows:

		Accumulated	Net Book
	Cost	Amortization	Value
	(In thousands)

Branded
Altace®	$156,744	$97,369	$59,375
Other Cardiovascular/metabolic	80,569	49,787	30,782

Cardiovascular/metabolic	237,313	147,156	90,157
Intal®	34,033	26,737	7,296
Other Hospital/acute care	170,242	56,440	113,802

Hospital/acute care	204,275	83,177	121,098
Skelaxin®	203,015	59,840	143,175
Sonata®	23,146	23,146	—

Neuroscience	226,161	82,986	143,175
Other	66,643	39,691	26,952

Total Branded	734,392	353,010	381,382
Meridian Medical Technologies	174,859	30,446	144,413
Royalties	2,470	2,156	314
Contract manufacturing	—	—	—
All other	—	—	—

Total trademarks and product rights	$911,721	$385,612	$526,109

The amounts for impairments and amortization expense and the amortization period used for the three months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace® (1)	$124,406	$4,084	10	$—	$3,677
Other Cardiovascular/metabolic	—	851		—	1,821

Cardiovascular/metabolic	124,406	4,935		—	5,498
Intal®	—	1,459	6	—	1,903
Other Hospital/acute care	—	2,572		—	3,195

Hospital/acute care	—	4,031		—	5,098
Skelaxin®	—	3,887	13.5	—	3,887
Other	—	605		—	774

Total Branded	124,406	13,458		—	15,257
Meridian Medical Technologies	—	2,012		—	1,933
Royalties	—	10		—	10
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademarks and product rights	$124,406	$15,480		—	$17,200

The amounts for impairments and amortization expense and the amortization period used for the nine months ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
		Amortization	Life		Amortization
	Impairments	Expense	(Years)	Impairments	Expense
	(In thousands)			(In thousands)

Branded
Altace®(1)	$124,406	$12,146	10	$—	$11,032
Other Cardiovascular/metabolic	—	4,449		—	5,462

Cardiovascular/metabolic	124,406	16,595		—	16,494
Intal®	27,693	4,263	6	—	5,708
Other Hospital/acute care	1,566	8,238		279	9,556

Hospital/acute care	29,259	12,501		279	15,264
Skelaxin®	—	11,661	13.5	—	11,661
Other	—	1,816		—	2,364

Total Branded	153,665	42,573		279	45,783
Meridian Medical Technologies	—	5,962		—	5,330
Royalties	—	31		—	31
Contract manufacturing	—	—		—	—
All other	—	—		—	—

Total trademark and product rights	$153,665	$48,566		$279	$51,144

(1)	The intangible asset impairment associated with Altace® totaled $146,444, of which $124,406 related to Altace® trademarks and product rights.

The remaining patent amortization period and the remaining amortization period for trademarks and product rights associated with significant products are as follows:

Remaining Life at September 30, 2007
Trademark &
	Patent	Product Rights

Altace®	—	1 year 3 months
Skelaxin®	—	9 years 3 months
Avinza®	10 years 2 months	—
Intal®	—	1 year 3 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns, and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare, and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

Forward-looking statements in this report include, but are not limited to, statements about:

•	the potential of, including anticipated net sales and prescription trends for, our branded pharmaceutical products, particularly Altace®, Skelaxin®, Avinza®, Thrombin-JMI®, Levoxyl® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Altace®, Skelaxin®, Avinza®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of RemoxyTM, an investigational drug for the treatment of moderate-to-severe chronic pain; an Altace® diuretic combination product for patients who require an antihypertensive as well as a diuretic; and product life-cycle development projects;

•	the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of a ramipril tablet formulation and other products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Altace® and Skelaxin® patent challenges, governmental investigations, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

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

As of September 30, 2007, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2006.

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

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2006 which we filed with the Securities and Exchange Commission on March 1, 2007. The following risk factors have changed materially since we filed that report.

If we cannot successfully enforce our rights under the patents relating to three of our largest products, Altace®, Skelaxin® and Avinza®, or if we are unable to secure or enforce our rights under other patents, trademarks, trade secrets or other intellectual property, additional competitors could enter the market, and sales of these products may decline materially.

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

•	Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer, filed an ANDA with the FDA seeking permission to market a generic version of Altace® and filed a Paragraph IV certification alleging invalidity of a patent held by us related to Altace®. Aventis Pharma Deutschland GmbH (“Aventis”) and we filed suit in March 2003, in the District Court for the District of Massachusetts to enforce our rights under that patent. The parties submitted a joint stipulation of dismissal in April 2006, and the court granted dismissal. We have received a civil investigative demand for information from the U.S. Federal Trade Commission (“FTC”) in connection with our collaboration with Arrow, the dismissal without prejudice of our patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. We are cooperating with the FTC in this investigation.

•	Lupin filed an ANDA with the FDA seeking permission to market a generic version of Altace® and filed a Paragraph IV certification challenging the validity and infringement of a patent related to Altace®, and seeking to market its generic version of Altace® before expiration of that patent. In July 2005, we filed civil actions for infringement of the patent against Lupin. In July 2006, the validity of the patent was upheld. Lupin appealed the case and, on September 11, 2007, the Circuit Court reversed the decision of the District Court and invalidated the Company’s ’722 patent on the basis of obviousness. The Company has filed with the Circuit Court a petition for rehearing and rehearing en banc. Lupin filed its responsive brief on November 7, 2007. The Circuit Court has not yet issued a decision regarding this petition. Following the Circuit Court’s decision, we undertook an analysis of its potential effects on future sales of Altace®. As a result of this analysis, we reduced our estimate of future net sales of Altace® and recorded charges associated with minimum purchase requirements under our supply agreement to purchase Altace® raw material, raw material inventories associated with Altace® and an impairment of our Altace® intangible assets. If our petition for rehearing and rehearing en banc is unsuccessful, our actual and estimated future net sales of Altace® are likely to decrease, and we may have to take additional material charges related to Altace®.

Teva Pharmaceuticals USA, Dr. Reddy’s Pharmaceutical Laboratories, Ltd and Dr. Reddy’s Pharmaceutical Laboratories, Inc. have also sought to market generic versions of Altace® and have filed related Paragraph IV certifications.

•	Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co. (“Mutual”), Inc. have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. Each has also filed Paragraph IV certifications against patents related to Skelaxin® and are alleging noninfringement, invalidity and unenforceability of those patents. A patent infringement suit was filed against Eon Labs in January 2003; against CorePharma in March 2003; and against Mutual in March 2004 concerning their proposed 400 mg products. Additionally, we filed a separate suit against Eon Labs in December 2004 concerning its proposed 800 mg product. In May 2006 the Mutual case was suspended pending the outcome of the FDA activity described below. In June 2006, the Eon Labs cases were consolidated with the CorePharma case. On April 30, 2007, the 400 mg case was dismissed without prejudice, although the question of Eon Labs’ attorney fees and expenses was severed and consolidated with the 800 mg case.

In March 2004, we received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for a patent related to Skelaxin may be deleted from the ANDA applicants’ product labeling. We believe that this decision is arbitrary, capricious, and inconsistent with the FDA’s previous position on this issue. We filed a Citizen Petition in March 2004, supplemented in April and July 2004, requesting that the FDA rescind that letter, require generic applicants to submit Paragraph IV certifications for the patent in question, and prohibit the removal of information corresponding to the use listed in the Orange Book. We concurrently filed a Petition for Stay of Action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated our Citizen Petition. In March 2004, the FDA sent a letter to us explaining that our proposed labeling revision, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. In April 2004, we submitted amended labeling text that incorporated those changes. On the same day, Mutual filed a Petition for Stay of Action requesting the FDA to stay approval of our proposed labeling revision until the FDA has fully evaluated and ruled upon our Citizen Petition, as well as all comments submitted in response to that petition. CorePharma, Mutual and we have filed responses and supplements to their pending Citizen Petitions and responses. In December 2005, Mutual filed another supplement with the FDA in which it withdrew its prior Petition for Stay of Action, its supplement, and its opposition to King’s Citizen Petition. In November 2006, the FDA approved the revision to the Skelaxin® labeling. In February 2007, we filed another supplement to our pending Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission. On July 27, 2007, Mutual filed another Citizen Petition in which it seeks a determination that Skelaxin® labeling should be revised to reflect the previously submitted data in its earlier submissions.

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

•	Actavis, Inc. (“Actavis”) filed an ANDA with the FDA seeking permission to market a generic version of Avinza® and filed a paragraph IV certification challenging the validity and infringement of a composition of matter patent related to Avinza®. We and Elan Pharma International LTD, the owner of the patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to enforce the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable, or not infringed) from no earlier than September 4, 2007.

For additional information about these Paragraph IV challenges, please see Note 8, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

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

Seven of our products plus royalty payments presently account for 85.3% of our revenues from continuing operations and a decrease in sales or royalty income in the future would have a material adverse effect on our results of operations.

In General.  Altace®, Skelaxin®, Thrombin-JMI®, EpiPen®, Levoxyl®, Sonata®, Avinza® and royalty revenues for the last twelve months ended September 30, 2007 accounted for 31.6%, 20.7%, 12.0%, 5.3%, 4.5%, 3.8%, 3.6% and 3.8% of our total revenues from continuing operations, respectively, or 85.3% in total. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our results of operations and cash flows. For example, on September 11, 2007, the Circuit Court invalidated our ’722 patent, related to Altace®. Invalidation of this patent will likely lead to generic versions of Altace® entering the market sooner than we previously anticipated. The entry of generic products into the market would likely cause our net sales of Altace® to decline significantly.

Product Competition.  Additionally, since our currently marketed products are generally established and commonly sold, they are subject to competition from products with similar qualities. For example:

•	Our largest selling product, Altace®, competes in a very competitive and highly genericized market with other cardiovascular therapies.

•	Our product Skelaxin® competes in a highly genericized market with other muscle relaxants.

•	Our product Sonata® competes with other insomnia treatments in a highly competitive market.

•	Our product Levoxyl® competes in a competitive and highly genericized market with other levothyroxine sodium products.

•	We anticipate competition from recombinant human and human thrombin for our product Thrombin-JMI® in the near future. Omrix Biopharmaceuticals, Inc.’s Biologics Licensing Application (“BLA”) for its human thrombin product was approved in September 2007. Zymogenetics, Inc. filed a BLA for its recombinant human thrombin product in December 2006.

Other of our branded pharmaceutical products also face competition from generic substitutes.

The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. We cannot assure you that any of our products will remain without generic competition, or maintain their market share, gross margins and cash flows, the failure of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If we cannot implement our strategy to grow our business through increased sales, acquisitions, development and in-licensing, our business or competitive position in the pharmaceutical industry may suffer. Our restructuring initiative might not succeed, and we do not expect that the benefits of the initiative will outweigh the adverse effect on our business if net sales of Altace® or another significant product are reduced by generic competition.

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

Development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxytm, an investigational drug for the treatment of moderate to severe chronic pain;

•	binodenoson, a myocardial pharmacologic stress imaging agent;

•	Vanquixtm, a diazepam-filled auto-injector;

•	sonodenoson, an investigational drug for the topical treatment of chronic diabetic foot ulcers;

•	T-62, an investigational drug for the treatment of neuropathic pain;

•	a potential new formulation of metaxalone;

•	an Altace®/diuretic combination product; and

•	a program to evaluate the safety and efficacy of Altace® in children.

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

In addition, following the Circuit Court’s invalidation of our ‘722 patent relating to Altace, we began a restructuring initiative designed to accelerate our planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine. This initiative includes, based on an analysis of our strategic needs, a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. If we are unable to complete the objectives of this initiative, our business and results of operations may be materially adversely affected. Moreover, if sales of Altace® or another significant product are materially reduced by generic competition, we do not expect that the anticipated benefits of the restructuring initiative will be sufficient to offset the loss of revenues from decreased product sales.

Any significant delays or difficulties in the manufacture of, or supply of materials for, our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.

Many of our product lines, including Altace®, Skelaxin®, Avinza®, Sonata®, Intal®, Tilade®, Synercid® and Cortisporin®, are currently manufactured in part or entirely by third parties. With our completion of the sale of our Rochester, Michigan sterile manufacturing facility, a third party will provide certain filling and finishing manufacturing activities in connection with our product Thrombin-JMI®.

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

We have experienced periodic stock-outs in our inventory of Sonata® due to problems with production experienced by the third-party manufacturer of Sonata®. Based on our conversations with the manufacturer, and our current levels of inventory and demand for the product, we do not currently anticipate further stock-outs. However, if we do experience additional stock-outs, they would likely negatively affect net sales of Sonata® in future quarters. We are currently working to transfer the manufacture of Sonata® to CorePharma.

Item 6.	Exhibits

Number			Exhibit Title

10	.1(1)	—	Asset Purchase Agreement by and among King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., and JHP Pharmaceuticals, LLC dated as of July 14, 2007.
31.1		—	Certification by Chief Executive Officer Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certification by Chief Financial Officer Pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed July 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: November 8, 2007

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: November 8, 2007