Form 10-K
period 2007-12-31
KING PHARMACEUTICALS INC
filed 2008-02-29
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of ‘‘large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐	Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2007 was $4,980,295,452. The number of shares of Common Stock, no par value, outstanding at February 26, 2008 was 246,050,574.

Documents Incorporated by Reference:
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2008 annual meeting of shareholders.

PART I

Item 1.	Business

King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our wholly owned subsidiaries are Monarch Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Meridian Medical Technologies, Inc.; Parkedale Pharmaceuticals, Inc.; King Pharmaceuticals Canada Inc.; and Monarch Pharmaceuticals Ireland Limited.

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

Our Chief Executive Officer, Brian A. Markison, submitted to the NYSE an Annual Chief Executive Officer Certification on June 12, 2007, pursuant to Section 303A.12 of the NYSE’s listing standards, certifying that he was not aware of any violation by King of the NYSE’s corporate governance listing standards as of that date.

King is a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products. By “vertically integrated,” we mean that we have the following capabilities:

• research and development	• distribution

• manufacturing	• sales and marketing

• packaging	• business development

• quality control and assurance	• regulatory management

Through our national sales force we market our branded prescription pharmaceutical products to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico. Branded pharmaceutical products are innovative products sold under a brand name that enjoy, or previously enjoyed, some degree of market exclusivity.

Our corporate strategy is focused on target, specialty-driven markets, particularly neuroscience, hospital and acute care. We believe each of these target markets has significant market potential and our organization is aligned accordingly.

Under our corporate strategy we work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and prudent product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of a product, including seeking and gaining necessary related governmental approvals, by such means as:

•	securing from the U.S. Food and Drug Administration, which we refer to as the “FDA,” additional approved uses (“indications”) for our branded pharmaceutical products;

•	developing and producing different strengths;

•	producing different package sizes;

•	developing new dosage forms; and

•	developing new product formulations.

Our strategy also focuses on growth through the acquisition of novel branded pharmaceutical products in various stages of development and the acquisition of pharmaceutical technologies, particularly those products and technologies that we believe have significant market potential and complement our neuroscience, hospital and acute care medicine platforms. Using our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in developing and commercializing innovative, clinically-differentiated therapies and technologies in our target, specialty-driven markets. We may also seek company acquisitions that add products or products in development, technologies or sales and marketing capabilities to our existing platforms or that otherwise complement our operations. We also work to achieve organic growth by continuing to develop investigational drugs, as we have a strong commitment to research and development and advancing the products and technologies in our development pipeline.

Business Segments

Our branded pharmaceutical products are divided into the following categories:

•	neuroscience

•	hospital

•	acute care

•	legacy products (including cardiovascular/metabolic and other)

Our Meridian Auto-Injector segment consists of EpiPen® and nerve gas antidotes which we provide to the U.S. Military. Royalties, another of our business segments, are derived from products we successfully developed and have licensed to third parties.

The following table summarizes net revenues by operating segment (in thousands), almost all of which are derived from activities within the United States.

	For the Years Ended December 31,
	2007	2006	2005

Branded pharmaceuticals	$1,857,813	$1,724,701	$1,542,124
Meridian Auto-Injector	183,860	164,760	129,261
Royalties	82,589	80,357	78,128
Contract manufacturing	9,201	16,501	22,167
Other	3,419	2,181	1,201

Total	$2,136,882	$1,988,500	$1,772,881

For information regarding profit and loss and total assets associated with each segment, see Note 20, “Segment Information” in Part IV, Item 15(a)(1) “Exhibits and Financial Statement Schedules.”

Recent Developments

Accelerated Strategic Shift

Following the Circuit Court’s decision in September 2007 invalidating our Altace® patent, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a previously planned strategic shift emphasizing our focus on neuroscience, hospital and acute care markets. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. Pursuant to this initiative, we terminated approximately 20% of our workforce, primarily through a reduction in our sales force.

New Generic Competition

In December 2007, a third party entered the market with a generic substitute for our Altace® capsules. This followed the decision of the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) in September 2007 which declared invalid U.S. Patent No. 5,061,722 (the “722 Patent”) that covered our Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (the “District Court”), which had upheld the validity of the patent. We filed with the Circuit Court a petition for rehearing and rehearing en banc, but this petition was denied in December 2007. As a result of the entry of a generic substitute, our sales of Altace® have begun to decline. We launched a tablet formulation of Altace® in February 2008.

In January 2008, we entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012, or earlier under certain conditions.

New Branded® Competition

Beginning in 2008, Thrombin-JMI®, our bovine thrombin product, has new competition from recombinant human thrombin and human thrombin. Omrix Biopharmaceuticals, Inc.’s Biologics Licensing Application (“BLA”) for its human thrombin product was approved in September 2007. Zymogenetics, Inc. received approval of its BLA for recombinant human thrombin in January 2008. The presence of these competing products in the marketplace may reduce net sales of Thrombin-JMI® materially.

Clinical Trial Results

In December 2007, we, together with Pain Therapeutics Inc., announced positive results from the pivotal Phase III clinical trial for Remoxytm. The Phase III trial was conducted in accordance with a Special Protocol Assessment (“SPA”) from the FDA. The top-line data indicates that the Phase III trial achieved a statistically significant result in its primary endpoint, defined by the SPA as a mean decrease in pain intensity scores during the 12-week treatment period. In addition, the Phase III trial achieved statistically significant results in secondary endpoints. Remoxytm, an investigational novel formulation of extended release, long-acting oxycodone for moderate to severe pain, is designed to resist common methods of abuse, such as crushing, heating, or dissolution in alcohol, that are reported with respect to other long-acting opioids.

We entered into a series of agreements with Pain Therapeutics in November 2005 to develop and commercialize Remoxytm and other extended release, long-acting opioid painkillers that resist common methods of abuse. We have worldwide exclusive rights to commercialize Remoxytm and the other abuse-resistant opioid drugs that are developed pursuant to the collaboration, other than in Australia and New Zealand.

In early 2008, we received positive results from our Phase III clinical trials with CorVuetm (binodenoson) our next generation cardiac pharmacologic stress-imaging agent. We expect to file a new drug application (“NDA”) for CorVuetm with the FDA by early 2009. The Phase II clinical trial for Sonedenoson, formerly MRE-0094, an adenosine A2a receptor agonist for the topical treatment of chronic, neuropathic, diabetic foot ulcers, did not meet its primary endpoint. We are continuing to evaluate the data from this trial.

Expanded Product Portfolio and Development Pipeline

In October 2007, we entered into a License, Development and Commercialization Agreement with Acura Pharmaceuticals, Inc. (“Acura”) to develop and commercialize certain immediate release opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse-deterrent/abuse-resistant) Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets and another undisclosed opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. Acuroxtm tablets are intended to effectively treat moderate to moderately severe pain while deterring or resisting common methods of abuse, including intravenous injection or oral consumption of tablets dissolved in liquids, nasal inhalation of crushed tablets and intentional swallowing of excessive numbers of tablets.

On February 26, 2007, we acquired all the rights to Avinza® in the United States, its territories and Canada from Ligand Pharmaceuticals Incorporated (“Ligand”). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time.

Other

In October 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC (“JHP”) for $91.7 million less selling costs of $5.4 million. This transaction resulted in a loss of $46.4 million. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide to us certain filling and finishing manufacturing activities with respect to Thrombin-JMI®. The sale did not include our stand-alone sterile penicillin production facility that is also located in Rochester, Michigan.

In September 2007, we provided Palatin Technologies, Inc. (“Palatin”) with notice of termination of our Collaborative Development and Marketing Agreement to jointly develop and commercialize Palatin’s bremelanotide compound, which was formerly known as PT-141, for the treatment of male and female sexual dysfunction. Our decision to terminate the agreement followed communications from representatives of the FDA of serious concerns about the lack of an acceptable benefit/risk ratio to support the progression of the proposed bremelanotide program into Phase III studies for erectile dysfunction (“ED”). After reviewing the data generated in the Phase I and II studies, the FDA questioned the overall efficacy results and the clinical benefit of this product in both the general and diabetic ED populations, and cited blood pressure increases as its greatest safety concern. The termination was effective in December 2007.

Industry

The pharmaceutical industry is a highly competitive global business composed of a variety of participants, including large and small branded pharmaceutical companies, specialty and niche-market pharmaceutical companies, biotechnology firms, large and small research and drug development organizations, and generic drug manufacturers. These participants compete on a number of bases, including technological innovation or novelty, clinical efficacy, safety, convenience or ease of administration and cost-effectiveness. In order to promote their products to physicians and consumers, industry participants devote considerable resources to advertising, marketing and sales force personnel, distribution mechanisms and relationships with medical and research centers, physicians and patient advocacy and support groups.

The industry is affected by the following factors, among others:

•	the aging of the patient population, including diseases specific to the aging process and demographic factors, including obesity, diabetes, cardiovascular disease, and patient and physician demand for products that meet chronic or unmet medical needs;

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby pharmaceutical companies are acquiring one another or smaller biotechnology companies, and divestitures of products deemed “non-strategic”;

•	cost containment and downward price pressure from managed care organizations and governmental entities, both in the United States and overseas;

•	increased drug development, manufacturing and compliance costs for pharmaceutical producers;

•	the rise of generic pharmaceutical companies and challenges to patent protection and sales exclusivity;

•	more frequent product liability litigation;

•	increased governmental scrutiny of the healthcare sector, including issues of patient safety, cost, efficacy and reimbursement/insurance matters; and

•	the cost of advertising and marketing, including direct-to-consumer advertising on television and in print.

Branded Pharmaceuticals Segment

We market a variety of branded prescription products that are divided into the following categories:

•	neuroscience (including Skelaxin®, Avinza® and Sonata®),

•	hospital (including Thrombin-JMI® and Synercid®),

•	acute care (including Bicillin® and Intal®), and

•	legacy products (including Altace®, Levoxyl® and Cytomel®).

Our branded pharmaceutical products are generally in high-volume target markets and we believe they are well known for their treatment indications. Branded pharmaceutical products represented approximately 87% of our total net revenues for each of the years ended December 31, 2007, 2006 and 2005.

Some of our branded prescription products are described below:

Product	Product Description and Indication

Neuroscience	Products in this category are primarily marketed to primary care physicians, neurologists, orthopedic surgeons and pain specialists.
Skelaxin®	A muscle relaxant tablet indicated for the relief of discomforts associated with acute, painful musculoskeletal conditions.
Avinza®	An extended-release formulation of morphine indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time.
Sonata®	A nonbenzodiazepine capsule treatment for insomnia.

Hospital	Products in this category are primarily marketed to hospitals.
Thrombin-JMI®	A chromatographically purified topical (bovine) thrombin solution indicated as an aid to hemostasis whenever oozing blood and minor bleeding from capillaries and small venules is accessible.
Synercid®	An injectable antibiotic indicated for treatment of certain complicated skin and skin structure infections.

Acute Care	Products in this category are primarily marketed to primary care physicians, internal medicine physicians, allergists and pediatricians.
Bicillin®
  A penicillin-based antibiotic suspension for deep muscular injection indicated for the treatment of infections due to penicillin-G-susceptible microorganisms that are susceptible to serum levels common to this particular dosage form.

Intal®	An oral multi-dose inhaler of a non-steroidal anti-inflammatory agent for the preventive management of asthma.

Legacy Products	Products in this category are not actively promoted through our sales force and many have generic competition.
Cardiovascular/Metabolic
Altace®(1)
  An oral administration indicated for the treatment of hypertension and reduction of the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over with either a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (such as elevated cholesterol levels or cigarette smoking). Altace® is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining acute myocardial infarction.

Levoxyl®	Color-coded, potency-marked tablets indicated for thyroid hormone replacement or supplemental therapy for hypothyroidism.
Cytomel®	A tablet indicated in the medical treatment of hypothyroidism.

(1)	We acquired licenses for the exclusive rights in the United States under various patents to the active ingredient in Altace®.

Net sales of certain of our branded prescription products for the year ended December 31, 2007 are set forth in the tables below.

Net Sales
(In millions)

Neuroscience
Skelaxin®	$440.0
Avinza®	108.5
Sonata®	78.7
Hospital
Thrombin-JMI®	$267.4
Synercid®	11.6
Acute Care
Bicillin®	$58.6
Intal®	14.0
Legacy Products
Cardiovascular/Metabolic
Altace®	$646.0
Levoxyl®	100.1
Cytomel®	47.5

Meridian Auto-Injector Segment

Our Meridian Auto-Injector segment consists of our auto-injector business. An auto-injector is a pre-filled, pen-like device that allows a patient or caregiver to automatically inject a precise drug dosage quickly, easily, safely and reliably. Auto-injectors are a convenient, disposable, one-time use drug delivery system designed to improve the medical and economic value of injectable drug therapies. We pioneered the development and are a manufacturer of auto-injectors for the self-administration of injectable drugs. Our auto-injector products currently consist of a variety of acute care medicines.

The commercial pharmaceutical business of our Meridian segment consists of EpiPen®, an auto-injector filled with epinephrine for the emergency treatment of anaphylaxis resulting from severe or allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis. We have a supply agreement with Dey, L.P., in which we granted Dey the exclusive right to market, distribute, and sell EpiPen® worldwide. The supply agreement expires December 31, 2015.

In March 2006, we acquired substantially all of the assets of Allerex Laboratory LTD. The primary asset purchased from Allerex was the exclusive right to market and sell EpiPen® throughout Canada. We also obtained from Dey, L.P., an extension of those exclusive rights to market and sell EpiPen® in Canada through 2015.

Our Meridian Auto-Injector segment also includes pharmaceutical products that are presently sold primarily to the U.S. Department of Defense (“DoD”) under an Industrial Base Maintenance Contract which is terminable by the DoD at its convenience. These products include the nerve agent antidotes AtroPen® and ComboPen®, and the Antidote Treatment Nerve Agent Auto-injector, which we refer to as the “ATNAA.” AtroPen® is an atropine-filled auto-injector and ComboPen® consists of an atropine-filled auto-injector and a pralidoxime-filled auto-injector. The ATNAA utilizes a dual chambered auto-injector and injection process to administer atropine and pralidoxime, providing an improved, more efficient means of delivering these nerve agent antidotes. Other products sold to the DoD include a diazepam-filled auto-injector for the treatment of seizures and a morphine-filled auto-injector for pain management.

Royalties Segment

We have successfully developed two currently marketed adenosine-based products, Adenoscan® and Adenocard®, for which we receive royalty revenues. Adenoscan® is a sterile, intravenous solution of adenosine administered intravenously as an adjunct to imaging agents used in cardiac stress testing of patients who are unable to exercise adequately. Adenocard® is a sterile solution of adenosine administered intravenously in emergency situations to convert certain irregular heart rhythms to normal sinus rhythms. Specifically, we are party to an agreement under which Astellas Pharma US, Inc. (“Astellas”) manufactures and markets Adenoscan® and Adenocard® in the United States and Canada in exchange for royalties through the duration of the patents. We have licensed exclusive rights to other third-party pharmaceutical companies to manufacture and market Adenoscan® and Adenocard® in certain countries other than the United States and Canada in exchange for royalties.

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

Sales and Marketing

Our commercial operations organization, which includes sales and marketing, is based in Bridgewater, New Jersey. We have a sales force consisting of over 600 employees in the United States and Puerto Rico. We distribute our branded pharmaceutical products primarily through wholesale pharmaceutical distributors. These products are ordinarily dispensed to the public through pharmacies by prescription. Our marketing and sales promotions for branded pharmaceutical products principally target general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals through detailing and sampling to encourage physicians to prescribe our products. The sales force is supported by telemarketing and direct mail, as well as through advertising in trade publications and representation at regional and national medical conventions. We identify and target physicians through data available from IMS America, Ltd., a supplier of prescriber prescription data. The marketing and distribution of these products in foreign countries generally requires the prior registration of the products in those countries. We generally seek to enter into distribution agreements with companies with established foreign marketing and distribution capabilities since we do not have a distribution network in place for distribution outside the United States and Puerto Rico.

Similar to other pharmaceutical companies, our principal customers are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2007, approximately 75% of our gross sales were attributable to three key wholesalers: McKesson Corporation (35%), Cardinal/Bindley (27%), and Amerisource Bergen Corporation (13%).

Manufacturing

Our manufacturing facilities are located in Bristol, Tennessee; Rochester, Michigan; Middleton, Wisconsin; St. Petersburg, Florida; and St. Louis, Missouri. These facilities have manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the Drug Enforcement Agency, which we refer to as the “DEA,” a division of the Department of Justice, to procure and produce controlled substances. We manufacture certain of our own branded pharmaceutical products. In 2007, we maintained an operational excellence program utilizing Six Sigma and lean manufacturing techniques to identify and execute cost-saving and process-improvement initiatives.

We can produce a broad range of dosage forms, including sterile solutions, lyophylized (freeze-dried) products, injectables, tablets and capsules, creams and ointments, suppositories and powders. We believe our manufacturing capabilities allow us to pursue drug development and product line extensions more efficiently. However, currently many of our product lines, including Skelaxin®, Thrombin-JMI®, Avinza®, Sonata® and Synercid® are manufactured for us by third parties. As of December 31, 2007, we estimate capacity utilization was approximately 35% at the Bristol facility, approximately 60% at the Rochester facility, approximately 85% at the Middleton facility, approximately 70% at the St. Petersburg facility and approximately 70% at the St. Louis facility. Although the capacity utilization at our Bristol facility will be lower in 2008 as a result of the anticipated decline in Altace® sales, we expect that the capacity utilization at that location will increase in future years. We are transferring the production of Levoxyl® from our St. Petersburg facility to our Bristol facility. Following the transfer, which we expect to complete in early 2009, we will close our St. Petersburg facility. During the fourth quarter of 2007, we sold our Rochester, Michigan sterile manufacturing facility to JHP Pharmaceuticals, LLC. This sale did not include our stand-alone manufacturing and production facility for our Bicillin® product line, also located in Rochester, Michigan, which the FDA approved in early 2007.

In addition to manufacturing, we have fully integrated manufacturing support systems including quality assurance, quality control, regulatory management and logistics. We believe that these support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable goods to our customers on a timely basis.

We require a supply of quality raw materials and components to manufacture and package drug products. Generally, we have not had difficulty obtaining raw materials and components from suppliers. Currently, we rely on more than 500 suppliers to deliver the necessary raw materials and components for our products.

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

We invest in research and development because we believe it is important to our long-term growth. We presently employ approximately 100 people in research and development, including pre-clinical and toxicology experts, pharmaceutical formulations scientists, clinical development experts, medical affairs personnel, regulatory affairs experts, data scientists/statisticians and project managers.

In the context of our research and development, we outsource a substantial amount of our non-critical activities. This provides us with substantial flexibility and allows high efficiency while minimizing internal fixed costs. Utilizing this approach, we supplement our internal efforts by collaborating with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracting with other parties to perform research in their facilities. We use the services of physicians, hospitals, medical schools, universities, and other research organizations worldwide to conduct clinical trials to establish the safety and effectiveness of new products. We seek investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including in-licensing arrangements, development agreements, joint ventures and the acquisition of products in development.

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

Clinical trials are conducted in a series of sequential phases, with each phase designed to address a specific research question. In Phase I clinical trials, researchers test a new drug or treatment in a small group of people to evaluate the drug’s safety, determine a safe dosage range and identify side effects. In Phase II clinical trials, researchers give the drug or treatment to a larger population to assess effectiveness and to further evaluate safety. In Phase III clinical trials, researchers give the drug or treatment to an even larger population to confirm its effectiveness, monitor side effects, compare it to commonly used treatments and collect information that will allow the drug or treatment to be used safely. The results of Phase III clinical trials are pivotal for purposes of obtaining FDA approval of a new product. Phase IV clinical trials are typically conducted after FDA approval in order to broaden the understanding of the safety and efficacy of a drug as utilized in actual clinical practice or to explore alternative or additional uses.

Our development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxytm, a novel formulation of long-acting oxycodone for the treatment of moderate to severe chronic pain, which has successfully completed Phase III clinical trials and our partner, Pain Therapeutics, Inc., is preparing to file an NDA with the FDA. Remoxytm is specifically designed to resist common methods of abuse associated with long-acting oxycodone products that are currently available.

•	CorVuetm (binodenoson) our next generation cardiac pharmacologic stress-imaging agent, has successfully completed Phase III clinical trials and we are preparing to file an NDA with the FDA.

•	Acuroxtm tablets, a novel formulation of immediate release oxycodone for the treatment of acute pain, which is currently in Phase III clinical trials. Acuroxtm is specifically designed to deter or resist common methods of abuse associated with immediate release oxycodone products that are currently available.

•	Vanquixtm, a diazepam-filled auto-injector for the treatment of acute, repetitive epileptic seizures, is currently in Phase III clinical trials.

•	Sonedenoson, formerly known as MRE0094, is an investigational drug for the topical treatment of chronic diabetic neuropathic foot ulcers. The Phase II clinical trial with Sonedenoson did not meet its primary endpoint. We are continuing to evaluate the data from this trial.

•	T-62, an investigational drug for the treatment of neuropathic pain, has completed Phase I clinical trials and expect to begin patient enrollment in Phase II clinical trials in the middle of 2008.

Our research and development expenses totaled $149.4 million in 2007 compared to $143.6 million in 2006 and $74.0 million in 2005, excluding research and development in-process at the time of acquisition of a product. In-process research and development expenses were $35.3 million for the year ended December 31, 2007, $110.0 million for the year ended December 31, 2006 and $188.7 million for the year ended December 31, 2005. In-process research and development represents the actual cost of acquiring rights to branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition.

Government Regulation

Our business and our products are subject to extensive and rigorous regulation at both the federal and state levels. Nearly all of our products are subject to pre-market approval requirements. New drugs are approved under, and are subject to, the Food, Drug and Cosmetics Act (“FDC Act”) and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, which we refer to as the “PHS Act,” and related regulations. Biological drugs are licensed under the PHS Act.

At the federal level, we are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the Federal Trade Commission (“FTC”), the Occupational Safety and Health Administration, and the U.S. Environmental Protection Agency (“EPA”). The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products.

The processes by which regulatory approvals are obtained from the FDA to market and sell a new product are complex, require a number of years and involve the expenditure of substantial resources. Compounds or potential new products that appear promising in development can prove unsuccessful and fail to receive FDA approval, fail to receive approval of specific anticipated indications, be substantially delayed, or receive unfavorable product labeling (including indications or safety warnings), each of which can materially affect the commercial value of the product. Additional factors that may materially affect the success and/or timing of regulatory approval of a new product, and its commercial potential, include the regulatory filing strategies employed, the timing of and delays in FDA review, and the intervention by third parties in the approval process through administrative or judicial means.

When we acquire the right to market an existing approved pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer to us of marketing rights to the pharmaceutical product. We are also required to report to the FDA, and sometimes acquire prior approval from the FDA for, certain changes in an approved NDA or Biologics Licensing Application, as set forth in the FDA’s regulations. When advantageous, we transfer the manufacture of acquired branded pharmaceutical products to other manufacturing facilities, which may include manufacturing facilities we own, after regulatory requirements are satisfied. In order to transfer manufacturing of acquired products, the new manufacturing facility must demonstrate, through the filing of information with the FDA, that it can manufacture the product in accordance with current Good Manufacturing Practices, referred to as “cGMPs,” and the specifications and conditions of the approved marketing application. There can be no assurance that the FDA will grant necessary approvals in a timely manner, if at all.

The FDA also mandates that drugs be manufactured, packaged and labeled in conformity with cGMPs at all times. In complying with cGMPs, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the products meet applicable specifications and other requirements to ensure product safety and efficacy.

The FDA and other government agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP and other regulatory requirements. Failure to comply with these statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, recall of product or seizure of product. We must report adverse experiences with the use of our products to the FDA. The FDA could impose market restrictions on us such as labeling changes or product removal as a result of significant reports of unexpected, severe adverse experiences. Product approvals may be withdrawn if we fail to comply with regulatory requirements or if there are problems with the safety or efficacy of the product.

The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including the authority to withdraw product approvals at any time, commence actions to seize and prohibit the sale of unapproved or non-complying products, halt manufacturing operations that are not in compliance with cGMPs, and impose or seek injunctions, voluntary or involuntary recalls, and civil monetary and criminal penalties. A restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition or results of operations.

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

The distribution and promotion of pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), a part of the FDC Act, which regulates distribution activities at both the federal and state levels. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if these manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners. The PDMA also imposes extensive licensing, personnel record keeping, packaging, quantity, labeling, product handling and facility storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions of samples.

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

Environmental Matters

Our operations are subject to numerous and increasingly stringent federal, state and local environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental laws will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance were immaterial in 2007 and 2006, but may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at any of our facilities.

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

Generic Substitutes

Some of our branded pharmaceutical products currently face competition from generic substitutes, and others may face competition from generic substitutes in the future. For a manufacturer to launch a generic substitute, it must prove to the FDA that the branded pharmaceutical product and the generic substitute are therapeutically equivalent.

The FDA requires that generic applicants claiming invalidity or non-infringement of patents listed by a NDA holder give the NDA holder notice each time an abbreviated new drug application (“ANDA”) which claims invalidity or non-infringement of listed patents is either submitted or amended. If the NDA holder files a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA is barred (or stayed) from approving the ANDA for 30 months unless specific events occur sooner. To avoid multiple 30-month stays for the same branded drug, the relevant provisions of the Hatch-Waxman Act (21 U.S.C. §§ 355(j)(2) and (5)) indicate that a 30-month stay will only attach to patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which we refer to as the “FDA’s Orange Book,” at the time an ANDA is originally filed. Although the ANDA filer is still required to certify against a newly-listed patent, and the NDA holder can still bring suit based upon infringement of that patent, such a suit will not trigger an additional 30-month stay of FDA approval of the ANDA.

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

Skelaxin® has two method-of-use patents listed in the FDA’s Orange Book which expire in December 2021. In January 2008, we entered into an agreement with CorePharma providing it with a license to launch an authorized generic version of Skelaxin® in December 2012 or earlier under certain conditions.

Avinza® has a formulation patent listed in the FDA’s Orange Book that expires in November 2017.

Sonata® has a composition of matter patent listed in the FDA’s Orange Book that expires in June 2008. In 2007, we entered into an agreement with CorePharma providing it with a license to launch an authorized generic version of Sonata® in April 2008.

Synercid® has a formulation patent that expires in November 2017.

We own the intellectual property rights associated with Meridian’s dual-chambered auto-injector and injection process, which include a patent in the United States that expires in April 2010.

We receive royalties on sales of Adenoscan®, a product that we developed. We own one patent on Adenoscan® with an expiration date of May 2009. We also have certain rights tied to another patent covering this product which does not expire until 2015. In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

In addition to the intellectual property for the currently marketed products described above, we also have created, acquired or licensed intellectual property related to various products currently under development. For example, in connection with our collaborative agreement with Pain Therapeutics, Inc., we have acquired an exclusive license (subject to preexisting license rights granted by Pain Therapeutics) to certain intellectual property rights related to opioid formulations, including Remoxytm, which is currently in development for the treatment of moderate to severe chronic pain. In connection with our collaborative agreement with Acura Pharmaceuticals, Inc., we have acquired a license to intellectual property rights related to the Aversion® Technology platform. Furthermore, in connection with the development of Sonedenoson, we have acquired exclusive licenses to composition and method patents related to adenosine receptor agonists for the topical treatment of chronic diabetic foot ulcers. Also, we have acquired exclusive rights to patents related to CorVuetm, the pharmacologic stress agent specific to the adenosine receptor necessary for increased cardiac blood flow. Also, we have acquired certain intellectual property rights from Mutual Pharmaceutical Company, Inc. related to metaxalone, the active pharmaceutical ingredient in Skelaxin®.

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

Backlog

There was no material backlog as of February 27, 2008.

Executive Officers

Name	Age	Position with the Company

Brian A. Markison	48	President, Chief Executive Officer and Chairman of the Board of Directors
Joseph Squicciarino	51	Chief Financial Officer
Stephen J. Andrzejewski	42	Chief Commercial Officer
Frederick Brouillette, Jr.	56	Corporate Compliance Officer
Eric J. Bruce	51	Chief Technical Operations Officer
Dr. Eric G. Carter	56	Chief Science Officer
James W. Elrod	47	General Counsel
James E. Green	48	Executive Vice President, Corporate Affairs

Brian A. Markison was elected as Chairman of the Board in May 2007. He has been President and Chief Executive Officer and a director since July 2004. He joined King as Chief Operating Officer in March 2004. Mr. Markison served in various positions with Bristol-Myers Squibb beginning in 1982. Most recently as President of Bristol-Myers Squibb’s Oncology, Virology and Oncology Therapeutics Network businesses. Between 1998 and 2001, he served variously as Senior Vice President, Neuroscience/Infectious Disease; President, Neuroscience/Infectious Disease/Dermatology; and Vice President, Operational Excellence and Productivity. He also held various sales and marketing positions. Mr. Markison is a member of the Board of Directors of Immunomedics, Inc., a publicly-held corporation. He graduated from Iona College in 1982 with a Bachelor of Science degree.

Joseph Squicciarino has served as King’s Chief Financial Officer since June 2005. Prior to joining King, he was Chief Financial Officer — North America for Revlon, Inc. since March 2005. From February 2003 until March 2005 he served as Chief Financial Officer — International for Revlon International, Inc. He held the position of Group Controller Pharmaceuticals — Europe, Middle East, Africa with Johnson & Johnson from October 2001 until October 2002. He held a variety of positions with the Bristol-Myers Squibb Company and its predecessor, the Squibb Corporation, from 1979 until 2001, including Vice President Finance, International Medicines; Vice President Finance, Europe Pharmaceuticals & Worldwide Consumer Medicines; Vice President Finance, Technical Operations; and Vice President Finance, U.S. Pharmaceutical Group. Mr. Squicciarino also serves on the Board of Directors of Zep, Inc., a publicly-held company. He is a Certified Public Accountant, a member of the New Jersey Society of Certified Public Accountants and a member of the American Institute of Certified Public Accountants. Mr. Squicciarino graduated from Adelphi University in 1978 with a Bachelor of Science degree in Accounting.

Stephen J. Andrzejewski has served as Chief Commercial Officer since October 2005. He was previously Corporate Head, Commercial Operations commencing in May 2004. Prior to joining King, Mr. Andrzejewski was Senior Vice President, Commercial Business at Endo Pharmaceuticals Inc. since June 2003. He previously served in various positions with Schering-Plough Corporation beginning in 1987, including Vice President of

New Products and Vice President of Marketing, and had responsibility for launching the Claritin® product. Mr. Andrzejewski graduated cum laude from Hamilton College with a Bachelor of Arts degree in 1987 and in 1992 graduated from New York University’s Stern School of Business with a Master of Business Administration degree.

Frederick Brouillette, Jr. has served as Corporate Compliance Officer since August 2003. He served as Executive Vice President, Finance from January 2003 until August 2003 and prior to that as Vice President, Risk Management beginning in February 2001. Before joining King, Mr. Brouillette, a Certified Public Accountant, was with PricewaterhouseCoopers for 4 years, serving most recently in that firm’s Richmond, Virginia office providing internal audit outsourcing and internal control consulting services. He was formerly a chief internal audit executive for two major public corporations and served for 12 years in the public accounting audit practice of Peat, Marwick Mitchell & Co., the predecessor firm to KPMG. Mr. Brouillette is a member of the Virginia Society of Certified Public Accountants, the American Institute of Certified Public Accountants, and the Institute of Internal Auditors. He graduated with honors from the University of Virginia’s McIntire School of Commerce in 1973 with a Bachelor of Science degree in accounting.

Eric J. Bruce has served as Chief Technical Operations Officer since June 2005. Prior to joining King, Mr. Bruce was Vice President of Operations for Mallinckrodt Pharmaceuticals, a position he had occupied since 2000. Previously, he was Vice President of Manufacturing for Kendall Health Care from 1997 until 2000, and from 1996 until 1997 he held various positions with INBRAND, including that of Senior Vice President of Manufacturing. Mr. Bruce graduated from the Georgia Institute of Technology in 1978 with a Bachelor of Science degree in Industrial Management.

Eric G. Carter, M.D., Ph.D., has served as King’s Chief Science Officer since January 2007. Prior to joining King, he held several positions with GlaxoSmithKline commencing in 1999, most recently as Vice President and Global Head, Clinical Development and Medical Affairs, Gastroenterology, R&D. Dr. Carter has served as a Clinical Associate Professor at the University of North Carolina for the Division of Digestive Diseases and Nutrition, School of Medicine. He previously held academic positions with the University of California, where he was responsible for establishing and directing many research programs. After earning a bachelor’s degree in Biochemistry from the University of London, Dr. Carter received his medical degree from the University of Miami and a doctor of philosophy degree from the University of Cambridge. He obtained board certification from the American Board of Internal Medicine, Gastroenterology and Clinical Nutrition and has authored or co-authored more than 50 scientific publications.

James W. Elrod has served as General Counsel since February 2006 and Corporate Secretary since May 2005. He was Acting General Counsel from February 2005 to February 2006. He has worked in various positions with King since September 2003, including Vice President, Legal Affairs. Prior to joining King he served in various capacities at Service Merchandise Company, Inc. including Vice President, Legal Department. He previously practiced law in Nashville, Tennessee. Mr. Elrod earned a Juris Doctor degree from the University of Tennessee and a Bachelor of Arts degree from Berea College.

James E. Green has served as Executive Vice President, Corporate Affairs since April 2003. He was Vice President, Corporate Affairs commencing in June 2002 and was Senior Director, Corporate Affairs beginning in September 2000. Prior to joining King, he was engaged in the private practice of law for 15 years as a commercial transactions and commercial litigation attorney, having most recently served as the senior member of Green & Hale, a Professional Corporation, in Bristol, Tennessee. Mr. Green graduated from Southern Methodist University School of Law with a Juris Doctor degree in 1985 and Milligan College with a Bachelor of Science degree, cum laude, in 1982. He is licensed to practice law in Tennessee, Texas and Virginia.

Employees

As of February 27, 2008, we employed approximately 2,050 full-time and 2 part-time persons. Twenty-nine employees of the Rochester facility are covered by a collective bargaining agreement with United Steelworkers, Local 6-176. Approximately 240 employees of the St. Louis facility are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Union, Local No. 688. We believe our employee relations are good.

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

Risks Related to our Business

If we cannot successfully enforce our rights under the patents relating to two of our largest products, Skelaxin® and Avinza®, or if we are unable to secure or enforce our rights under other patents and trademarks and protect our trade secrets and other intellectual property, additional competitors could enter the market, and sales of these products may decline materially.

Under the Hatch-Waxman Act, any generic pharmaceutical manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity or infringement of a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “FDA’s Orange Book,” four years after the pioneer company obtains approval of its NDA.

As more fully described in Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules,” other companies have filed Paragraph IV certifications challenging the patents associated with some of our key products. If any of these Paragraph IV challenges succeeds, our affected product would face generic competition and its sales would likely decline materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product as we did with Altace® as described below.

We may not be successful in securing or maintaining proprietary patent protection for other of our products or for products and technologies we develop or license. In addition, our competitors may develop products similar to ours, including generic products, using methods and technologies that are beyond the scope of our intellectual property protection, which could materially reduce our sales.

Although most of our revenue is generated by products not currently subject to competition from generic products, there is no proprietary protection for many of our branded pharmaceutical products, and generic substitutes for many of these products are sold by other pharmaceutical companies. Further, we also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in order to maintain our competitive position with respect to some products. Our sales could be materially reduced if our competitors independently develop equivalent proprietary technology and techniques or gain access to our trade secrets, know-how and technology.

If we are unable to enforce our patents and trademarks or protect our trade secrets and other intellectual property, our results of operations and cash flows could be materially and adversely affected.

Additionally, certain of our supply agreements and purchase orders for raw materials contain minimum purchase commitments. If loss of market exclusivity or other factors cause sales of our products to fall below amounts necessary to use the raw materials we have committed to purchase, we may incur losses in connection with those supply agreements or purchase orders.

In late 2007, the key patent associated with Altace® was invalidated by a federal court, and we expect net sales of Altace® to decrease significantly as a result. Our related restructuring initiative might not succeed, and, in any event, the benefits of the initiative will not be sufficient to offset the loss of revenues from decreased Altace® sales.

In late 2007, following the Circuit Court’s decision invalidating our ‘722 Altace® patent, we undertook an analysis of its potential effects on future sales of Altace®. As a result of this analysis, we concluded that our actual and estimated future net sales of Altace® are likely to decrease significantly because of competition from generic products. We therefore reduced our estimate of future net sales of Altace® and recorded charges associated with (1) minimum purchase requirements under our supply agreement to purchase Altace® raw material, (2) inventories associated with Altace® and (3) an impairment of our Altace® intangible assets.

In addition, following the Circuit Court’s invalidation of our ‘722 patent relating to Altace®, we began a restructuring initiative designed to accelerate our planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine. This initiative includes, based on an analysis of our strategic needs, a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. If we are unable to complete the objectives of this initiative, our business and results of operations may be materially adversely affected. Moreover, the anticipated benefits of the restructuring initiative will not be sufficient to offset the loss of revenues from decreased product sales following the invalidation of our Altace® patent. We expect this loss of revenues to be material.

The uncertainty and expense of the drug development process, actions by our competitors and other factors may adversely affect our ability to implement our strategy to grow our business through increased sales, acquisitions, development and in-licensing, and, as a result, our business or competitive position in the pharmaceutical industry may suffer.

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

The processes by which regulatory approvals are obtained from the FDA to market and sell a new product are complex, require a number of years and involve the expenditure of substantial resources. Compounds or potential new products that appear promising in development can prove unsuccessful and fail to receive FDA approval, fail to receive approval of specific anticipated indications, be substantially delayed, or receive unfavorable product labeling (including indications or safety warnings), each of which can materially affect the commercial value of the product. Additional factors that may materially affect the success and/or timing of regulatory approval of a new product, and its commercial potential, include the regulatory filing strategies employed, the timing of and delays in FDA review, and the intervention by third parties in the approval process through administrative or judicial means. As a result, there can be no assurance that we will receive regulatory approval of our products in development, or of new dosage forms for existing products, that our products or dosage forms will receive approval for specific indications or that the labeling of these products will be as we would prefer.

Our current strategy is to increase sales of certain of our existing products and to enhance our competitive standing through acquisitions or in-licensing of products, either in development or previously approved by the FDA, that complement our business and enable us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to the development of new chemical entities, we rely heavily on purchasing or licensing products in development and FDA-approved products from other companies.

Development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxytm, an investigational drug for the treatment of moderate to severe chronic pain that we are developing with Pain Therapeutics, Inc.;

•	Acuroxtm tablets, an investigational drug for the treatment of acute pain that we are developing with Acura Pharmaceuticals, Inc.;

•	CorVuetm (binodenoson) a myocardial pharmacologic stress imaging agent;

•	Vanquixtm, a diazepam-filled auto-injector;

•	Sonedenoson, formerly known as MRE0094, an investigational drug for the topical treatment of chronic diabetic foot ulcers; and

•	T-62, an investigational drug for the treatment of neuropathic pain.

We compete with other pharmaceutical companies, including large pharmaceutical companies with financial, human and other resources substantially greater than ours, in the development and licensing of new products. We cannot assure you that we will be able to:

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

Further, other companies may license or develop products or may acquire technologies for the development of products that are the same as or similar to the products we have in development or that we license. Because there is rapid technological change in the industry and because many other companies may have more financial resources than we do, other companies may:

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

Seven of our products and our royalty segment accounted for 86.4% of our revenues from continuing operations in 2007 and a decrease in sales of these products or royalty income or an increase in competition in the future would have a material adverse effect on our results of operations.

Revenues.  Altace®, Skelaxin®, Thrombin-JMI®, EpiPen®, Levoxyl®, Sonata®, Avinza® and royalty revenues for the last twelve months ended December 31, 2007 accounted for 30.2%, 20.6%, 12.5%, 5.7%, 4.7%, 3.7%, 5.1% and 3.9% of our total revenues from continuing operations, respectively, or 86.4% in total. Accordingly, any factor adversely affecting sales of any of these products or products for which we receive royalty payments could have a material adverse effect on our results of operations and cash flows. For example, on September 11, 2007, the Circuit Court invalidated our ‘722 patent, related to Altace®. Invalidation of this patent has led to a generic version of Altace® entering the market. Additional third parties will likely enter the market with their own generic substitutes for Altace® in 2008. As a result of the entry of generic competition, we expect net sales of Altace® to decline significantly.

Product Competition.  Additionally, since our currently marketed products are generally established and commonly sold, they are subject to competition from products with similar qualities. For example:

•	Altace® has a generic substitute that entered the market in December 2007.

•	Skelaxin® competes in a highly genericized market with other muscle relaxants.

•	Sonata® competes with other insomnia treatments in a highly competitive market. We anticipate a generic substitute will enter the market in the second quarter of 2008, and we expect the entry of generic products to cause our net sales of Sonata® to decline significantly.

•	Levoxyl® competes in a competitive and highly genericized market with other levothyroxine sodium products.

•	Beginning in 2008, Thrombin-JMI®, our bovine thrombin product, will face new competition from human thrombin and recombinant human thrombin. Omrix Biopharmaceuticals, Inc.’s Biologics Licensing Application (“BLA”) for its human thrombin product was approved in September 2007. Zymogenetics, Inc. received approval of its BLA for recombinant human thrombin product in January 2008.

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

Royalty Revenue. We receive royalties on sales of Adenoscan®, a product that we developed. Adenoscan® is manufactured, marketed and distributed by Astellas. In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”) providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions. A failure by Astellas to successfully manufacture, market and distribute Adenoscan®
or an increase in competition could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2007, we had approximately $910.1 million of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge. Any impairment of the net book value of any intangible asset or goodwill, depending on the size, could result in a material adverse effect on our business, financial condition and results of operations.

We have entered into agreements with manufacturers and/or distributors of generic pharmaceutical products with whom we are presently engaged, or have previously been engaged, in litigation, and these agreements could subject us to claims that we have violated federal and/or state anti-trust laws.

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

For example, we have received civil investigative demands (“CIDs”) for information from the U.S. Federal Trade Commission (“FTC”). The CIDs require us to provide information related to our collaboration with Arrow, the dismissal without prejudice of our patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. We are cooperating with the FTC in this investigation.

Unfavorable results in pending and future claims and litigation matters could have an adverse impact on us.

We are named as a party in various lawsuits, as are certain of our current and former directors and certain of our former officers. For information about our pending material litigation matters, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” While we intend to vigorously defend ourselves in these actions, we are generally unable to predict the outcome or reasonably estimate the range of potential loss, if any, in the pending litigation. If we were not to prevail in the pending litigation, we could be required to pay material sums in connection with judgments or settlements related to these matters, or they could otherwise have a material adverse effect on our business, results of operations and financial condition.

Any significant delays or difficulties in the manufacture of, or supply of materials for, our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.

Many of our product lines, including Skelaxin®, Thrombin-JMI®, Avinza®, Sonata® and Synercid®, are currently manufactured in part or entirely by third parties. Our dependence upon third parties for the manufacture of our products may adversely affect our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties are not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products could be adversely affected, and we may have to seek alternative sources of supply or abandon product lines or sell them on unsatisfactory terms. We might not be able to enter into alternative supply arrangements in a timely manner or at commercially acceptable rates, if at all. We also cannot assure you that the manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture. If we are unable to maintain purification procedures at our facilities that are in accordance with the FDA’s expectations for biological products generally, the FDA could limit our ability to manufacture biological products at those facilities.

For the twelve months ended December 31, 2007, our product Thrombin-JMI® accounted for 12.5% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials and process. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).

There is currently no alternative to the bovine-sourced materials for the manufacture of Thrombin-JMI®. We have two approved vendors as sources of supply of the bovine raw materials. Any interruption or delay in the supply of these materials could adversely affect the sales of Thrombin-JMI®. We will continue surveillance of the source and believe that the risk of BSE contamination in the source materials for Thrombin-JMI® is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk, which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. If public concern for the risk of BSE infection in the United States should increase, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The FDA expects manufacturers of biological products to have validated processes capable of removing extraneous viral contaminants to a high level of assurance. We have developed and implemented appropriate processing steps to achieve maximum assurance for the removal of potential extraneous viral contaminants from Thrombin-JMI®, which does not include BSE because it is not a viral contaminant, and we gained FDA approval for these processes. If we are unable to successfully maintain these processing steps or obtain the necessary supplies to do so in accordance with the FDA’s expectations, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. Our Meridian Auto-Injector segment has pharmaceutical products that are presently sold primarily to the U.S. Department of Defense (“DoD”) under an Industrial Base Maintenance Contract (“IBMC”). The current IBMC expires in July 2008. Although we have reason to believe the DoD will renew the IBMC based on our relationship of many years, we cannot assure you that it will do so. In the event the DoD does not renew the IBMC, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. If this surge capability provision becomes operative, we may be required to devote more of our Meridian Auto-Injector segment manufacturing capacity to the production of products for the government, which could result in less manufacturing capacity being devoted to products in this segment with higher profit margins.

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

In October 2005, as part of our settlement of the government pricing investigation of our company we entered into a five-year corporate integrity agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”). For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” The purpose of the CIA, which applies to all of our U.S. subsidiaries and employees, is to promote compliance with the federal health care and procurement programs in which we participate, including the Medicaid Drug Rebate Program, the Medicare Program, the 340B Drug Pricing Program, and the Veterans Administration Pricing Program.

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

Maintaining the broad array of processes, policies, and procedures necessary to comply with the CIA is expected to continue to require a significant portion of management’s attention as well as the application of significant resources. Failing to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each instance of non-compliance. In addition, flagrant or repeated violations of the CIA could result in our being excluded from participating in government health care programs, which could materially reduce our sales.

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

•	a classified Board of Directors, although the classification of the Board is being phased out and will be eliminated in 2010;

•	the ability of our Board of Directors to designate the terms of and issue new series of preferred stock;

•	advance notice requirements for nominations for election to our Board of Directors; and

•	special voting requirements for the amendment of our charter and bylaws.

We are also subject to anti-takeover provisions under Tennessee law, each of which could delay or prevent a change of control. Together these provisions and the rights plan may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

At times, our stock price has been volatile, and such volatility in the future could result in substantial losses for our investors.

The trading price of our common stock has at times been volatile. The stock market in general and the market for the securities of emerging pharmaceutical companies such as King, in particular, have experienced extreme volatility. Many factors contribute to this volatility, including:

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

While we believe that all of our currently marketed pharmaceutical products comply with FDA enforcement policies, have approval pending or have received the requisite agency approvals, our marketing is subject to challenge by the FDA at any time. Through various enforcement mechanisms, the FDA can ensure that noncomplying drugs are no longer marketed and that advertising and marketing materials and campaigns are in compliance with FDA regulations. In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our manufacturing facilities and those of our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could result in materially reduced sales of our products or increased manufacturing costs. For additional information please see the section entitled “Government Regulation” in Item 1, “Business” in Part I.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse effects. These risks exist for products in clinical development and with respect to products that have received regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance covering all of our significant products, however, we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. With respect to any product liability claims that are not covered by insurance, we could be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As with most other pharmaceutical companies, our principal customers are primarily wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers accounted for approximately 75% of our gross sales and a significant portion of our accounts receivable for the fiscal year ended December 31, 2007. The insolvency of any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

We establish accruals for the estimated amounts of rebates we will pay to managed care and government organizations each quarter. Any increased usage of our products through Medicaid, Medicare, or managed care programs will increase the amount of rebates that we owe. We cannot assure you that our products will be included on the formulary lists of managed care or Medicare organizations or that adverse reimbursement issues will not result in materially lower revenues.

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

A number of legislative and regulatory proposals aimed at changing the health care system, including the cost of prescription products, importation and reimportation of prescription products from countries outside the United States and changes in the levels at which pharmaceutical companies are reimbursed for sales of their products, have been proposed and could be proposed in the future. While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, these proposals, as well as the adoption of any other proposals, may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows. We are unable at this time to predict or estimate the effect of any such regulations, if any.

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

Forward-looking statements in this report include, but are not limited to, those regarding:

•	the potential of, including anticipated net sales and prescription trends for, our branded pharmaceutical products, particularly Altace®, Skelaxin®, Avinza®, Thrombin-JMI®, Levoxyl® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Skelaxin®, Avinza®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxytm, Acuroxtm, CorVuetm and other products;

•	the successful execution of our growth and restructuring strategies, including our accelerated strategic shift;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin® and Avinza® patent challenges, securities litigation, and other legal proceedings described in this report; and

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The location and business segments served by our primary facilities are as follows:

Location	Principal Purposes	Business Segment(s)

Bristol, Tennessee	Manufacturing and Administration	Branded Pharmaceuticals
Rochester, Michigan	Manufacturing	Branded Pharmaceuticals
St. Louis, Missouri	Manufacturing	Meridian Auto-Injector
St. Petersburg, Florida	Manufacturing	Branded Pharmaceuticals
Middleton, Wisconsin	Manufacturing	Branded Pharmaceuticals

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

We currently lease office space for our commercial operations organization located in Bridgewater, New Jersey, our research and development organization located in Cary, North Carolina, and our Meridian Auto-Injector business located in Columbia, Maryland.

Item 3.	Legal Proceedings

Please see Note 19 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules” for information regarding material legal proceedings in which we are involved.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol “KG.” There were approximately 954 shareholders of record on February 26, 2008.

	2007
	High	Low

First quarter	$19.67	$16.05
Second quarter	21.67	19.56
Third quarter	21.08	11.58
Fourth quarter	11.65	9.93

	2006
	High	Low

First quarter	$19.87	$16.25
Second quarter	18.48	15.83
Third quarter	17.31	15.93
Fourth quarter	17.46	15.74

On February 26, 2008 the closing price of our common stock as reported on the New York Stock Exchange was $11.03. For information regarding our equity compensation plans, please see Note 21, “Stock Based Compensation,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The graph below compares the cumulative total return of King’s common stock with the Standard & Poor’s 500 Index and a peer group index since December 31, 2002. It shows an investment of $100 on December 31, 2002. The peer group index includes United States pharmaceutical companies which trade on the NYSE.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among King Pharmaceuticals, Inc., The S&P 500 Index
And NYSE US SIC Code 2830-2839, Drugs

	12/02	12/03	12/04	12/05	12/06	12/07

King Pharmaceuticals, Inc.	100.00	88.77	72.13	98.43	92.61	59.57
Standard & Poor’s 500 Stocks	100.00	128.68	142.69	149.70	173.34	182.87
NYSE Stocks (SIC 2830-2839 U.S. Companies) Drugs	100.00	112.64	105.70	107.62	120.84	123.83

We have never paid cash dividends on our common stock. The payment of cash dividends is subject to the discretion of the Board of Directors and is limited by the terms of our credit facility. We currently anticipate that for the foreseeable future we will retain our earnings.

Item 6.	Selected Financial Data

The table below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included elsewhere in this report.

	For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statement of Income Data:
Total revenues	$2,136,882	$1,988,500	$1,772,881	$1,304,364	$1,492,789

Operating income (loss)(1)(2)	227,513	402,546	180,079	(41,264)	151,952
Income (loss) from continuing operations before income taxes and discontinued operations	250,818	424,312	178,115	(58,034)	163,327
Income tax expense (benefit)	67,600	135,730	61,485	(7,412)	65,884

Income (loss) from continuing operations	183,218	288,582	116,630	(50,622)	97,443
(Loss) income from discontinued operations(3)	(237)	367	1,203	(109,666)	(5,489)

Net income (loss)	$182,981	$288,949	$117,833	$(160,288)	$91,954

Income per common share:
Basic:
Income (loss) from continuing operations	$0.75	$1.19	$0.48	$(0.21)	$0.40
Income (loss) from discontinued operations	—	—	0.01	(0.45)	(0.02)

Net income (loss)	$0.75	$1.19	$0.49	$(0.66)	$0.38

Diluted:
Income (loss) from continuing operations	$0.75	$1.19	$0.48	$(0.21)	$0.40
Income (loss) from discontinued operations	—	—	0.01	(0.45)	(0.02)

Net income (loss)	$0.75	$1.19	$0.49	$(0.66)	$0.38

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

	December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Working capital	$1,366,569	$1,055,677	$276,329	$438,133	$241,762
Total assets	3,426,822	3,329,531	2,965,242	2,924,156	3,201,530
Total debt	400,000	400,000	345,000	345,000	345,097
Shareholders’ equity	2,510,757	2,288,606	1,973,422	1,848,790	2,004,491

(1)	Results for 2003 reflect a $15,212 reduction in the co-promotion fees paid to our Altace® co-promotion partner as a result of charges for amounts due under Medicaid and other governmental pricing programs for the years 1998 to 2002. Specifically (a) we recovered on a pre-tax basis $9,514 in fees we previously accrued during the fourth quarter of 2002 and reduced the accrual for these fees by this amount in the fourth quarter of 2003 and (b) fees under our Co-Promotion Agreement for Altace® in the fourth quarter of 2003 were reduced on a pre-tax basis by an additional $5,698 as a result of the Medicaid accrual adjustment recorded in that quarter.

(2)	Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payment,” which requires the recognition of the fair value of stock-based compensation in earnings. This statement was adopted using the modified prospective application method and therefore our prior periods have not been restated and do not reflect the recognition of stock-based compensation costs. During 2007 and 2006, we incurred on a pre-tax basis $27,652 and $24,718, respectively, of compensation costs related to our stock-based compensation arrangements.

(3)	Reflects the classification of Nordette® and Prefest® product lines as discontinued operations. See Note 27, “Discontinued Operations,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our Business

We are a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products. To capitalize on opportunities in the pharmaceutical industry, we seek to develop, in-license, acquire or obtain commercialization rights to novel branded prescription pharmaceutical products in attractive markets.

Our corporate strategy is focused on specialty-driven markets, particularly neuroscience, hospital and acute care. We believe each of our targeted markets has significant market potential and our organization is aligned accordingly. We work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and product life-cycle management. We also work to achieve organic growth through the successful development of new branded pharmaceutical products. Additionally, we seek to achieve growth through the acquisition or in-licensing of novel branded pharmaceutical products in various stages of development and technologies that have significant market potential that complement our neuroscience, hospital and acute care medicine platforms. We may also seek company acquisitions which add products or products in development, technologies or sales and marketing capabilities in our target markets or that otherwise complement our operations.

Utilizing our internal resources and a disciplined business development process, we strive to be a leader and partner of choice in developing and commercializing innovative, clinically-differentiated therapies and technologies in our target, specialty-driven markets.

Our business consists of five segments which include branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing, and other. Our branded pharmaceutical products are divided into the following categories:

•	neuroscience (including Skelaxin®, Avinza® and Sonata®),

•	hospital (including Thrombin-JMI® and Synercid®),

•	acute care (including Bicillin® and Intal®), and

•	legacy products (including Altace®, Levoxyl® and Cytomel®).

Our Meridian Auto-Injector segment includes EpiPen®, a commercial product, and nerve gas antidotes which we provide to the U.S. Military. Our royalties segment relates to revenues we derive from successfully developed products that we have licensed to third parties.

Executive Summary

During 2007, we took many steps to better position us for long-term growth. With the unexpected early entry of generic competition for Altace®, we accelerated the implementation of our planned strategic shift to focus on specialty-driven markets where we have core capabilities and assets. We also expanded our portfolio of marketed products and development pipeline and advanced projects in our development pipeline, with an emphasis in these markets.

Accelerated Strategic Shift

Following the Circuit Court’s decision in September 2007 invalidating our Altace® patent, we conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a previously planned strategic shift emphasizing our focus on specialty-driven markets where we have core capabilities and assets, specifically the neuroscience, hospital and acute care markets. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. Pursuant to this initiative, we terminated approximately 20% of our workforce, primarily through a reduction in our sales force. We have incurred total costs of approximately $65.0 million associated with this initiative. We estimate that the 2008 selling, general and administrative expense savings from these actions will range from $75.0 million to $90.0 million.

New Generic Competition

In December 2007, a third party launched a generic substitute for our Altace® capsules. This followed the decision of the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) in September 2007 which declared invalid U.S. Patent No. 5,061,722 (the “722 Patent”) that covered our Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (the “District Court”), which had upheld the validity of the patent. We filed with the Circuit Court a petition for rehearing and rehearing en banc, but this petition was denied in December 2007. The Circuit Court issued the mandate to the District Court on December 10, 2007, beginning the 180-day Hatch-Waxman exclusive marketing period for the first generic competitor that has entered the market. Following this 180-day period of exclusivity, we anticipate additional competitors will enter the market. We launched a tablet formulation of Altace® in February 2008.

Expanded Product Portfolio and Development Pipeline

Neuroscience

On February 26, 2007, we acquired all the rights to Avinza® in the United States, its territories and Canada from Ligand Pharmaceuticals Incorporated (“Ligand”). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time.

In October 2007, we entered into a License, Development and Commercialization Agreement with Acura Pharmaceuticals, Inc. (“Acura”) to develop and commercialize certain immediate release opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse-deterrent/abuse-resistant) Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets, and another undisclosed immediate release opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. AcuroxTM tablets are intended to effectively treat moderate to moderately severe pain while discouraging common methods of abuse, including intravenous injection or oral consumption of tablets dissolved in liquids, nasal inhalation of crushed tablets and intentional swallowing of excessive numbers of tablets.

The agreement with Acura, which provides us with a wide range of immediate release opioids utilizing the Aversion® Technology platform, complements our collaborative agreement with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and other extended release, long-acting opioid painkillers that are also designed to resist common methods of abuse.

Hospital

Our product Thrombin-JMI® is the market leading topical hemostat used to control bleeding during surgery. To better meet the needs of our customers and in anticipation of the recent entry of two new competitors, we introduced new Thrombin-JMI® based products in 2007, broadening the range of delivery options.

In January 2007, we obtained an exclusive license to the hemostatic products designed by Vascular Solutions, Inc. for use outside catheterization and electrophysiology laboratories. This license includes products which we market as Thrombi-Padtm (3x3 hemostatic pad), the only composite of Thrombin-JMI® and gauze pad, offering healthcare professionals in the emergency department a convenient option to achieve active hemostasis at bleeding sites where they would typically use trauma dressing, and Thrombi-Gel® (thrombin/gelatin foam hemostat) which provides a convenient topical hemostat option. The license also includes a product we expect to market as Thrombi-Pastetm, which is currently in development. Each of these products includes Thrombin-JMI® as a component.

In June 2007, the U.S. Food and Drug Administration (“FDA”) approved our Thrombin-JMI® Epistaxis Kit, a new intranasal spray delivery device for Thrombin-JMI® for use to aid in stopping epistaxes (nosebleeds). The kit offers healthcare professionals in the emergency department and trauma center a convenient new option to achieve fast, active hemostasis during epistaxes. We began marketing the Thrombin-JMI® Epistaxis Kit in the United States in the third quarter of 2007.

Beginning in 2008, Thrombin-JMI®, our bovine thrombin, has new competition from human thrombin and recombinant human thrombin. Omrix Biopharmaceuticals, Inc.’s Biologics Licensing Application (“BLA”) for its human thrombin product was approved in September 2007. Zymogenetics, Inc. received approval of its BLA for recombinant human thrombin in January 2008. The presence of competing products in the marketplace may reduce net sales of Thrombin-JMI materially.

Our Research and Development Projects

Our current research and development pipeline includes several products in Phase III and late Phase II clinical trials, including immediate release and long-acting opioid products utilizing abuse-deterrent/abuse-resistant platform technologies pursuant to our collaborations with Pain Therapeutics and Acura.

Remoxytm and CorVuetm have completed Phase III clinical trials. Remoxytm, a novel formulation of extended release, long-acting oxycodone for the treatment of moderate to severe chronic pain, is designed to resist common methods of abuse, such as crushing, heating, or dissolution in alcohol, that are reported with respect to currently available formulations of long-acting oxycodone. In December 2007, we, together with Pain Therapeutics, announced positive results from the pivotal Phase III clinical trial for Remoxytm. This trial met its primary endpoint, pain relief versus placebo, as prospectively defined by the FDA during the Special Protocal Assessment process. Pain Therapeutics plans to file a New Drug Application for Remoxytm with the FDA in the second quarter of 2008.

CorVuetm (binodenoson) is a pharmacologic cardiac stress imaging agent intended to provide a reduced side effects profile compared to the currently approved product Adenoscan®. We received positive results from our Phase III clinical trials for CorVuetm and expect to file an NDA by early 2009.

Our products in Phase III of development include Acuroxtm and Vanquixtm. Acuroxtm tablets are intended to effectively treat moderate to moderately severe acute pain while deterring or resisting common methods of prescription drug abuse, including intravenous injection or oral consumption of tablets dissolved in liquids, nasal inhalation of crushed tablets and intentional swallowing of excessive numbers of tablets. In early 2007, Acuroxtm tablets successfully completed a Special Protocol Assessment with the FDA. As a result, the pivotal Phase III clinical trial with Acuroxtm tablets in patients with moderate to severe pain commenced in September 2007 and we expect to report results in the second half of 2008.

Vanquixtm is our diazepam-filled auto-injector that is currently under development as the only therapy of its kind for the treatment of acute, repetitive epileptic seizures.

Our Phase II compounds include Sonedenoson, formerly MRE-0094, an adenosine A2a receptor agonist for the topical treatment of chronic, neuropathic, diabetic foot ulcers, and T-62, an adenosine A1 allosteric enhancer that we are developing for the treatment of neuropathic pain. The Phase II clinical trial for Sonedenoson did not meet its primary endpoint. We are continuing to evaluate the data from this trial. We expect enrollment of patients in the Phase II clinical trial for T-62 to begin in the middle of 2008.

Rochester, Michigan Sterile Manufacturing Facility

In October 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC (“JHP”) for $91.7 million, less selling costs of $5.4 million. This transaction resulted in a loss of $46.4 million. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide to us certain filling and finishing manufacturing activities with respect to Thrombin-JMI®. The sale did not include our stand-alone sterile penicillin production facility that is also located in Rochester, Michigan.

OPERATING RESULTS

The following table summarizes total revenues and cost of revenues by operating segment.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Total Revenues
Branded pharmaceuticals	$1,857,813	$1,724,701	$1,542,124
Meridian Auto-Injector	183,860	164,760	129,261
Royalties	82,589	80,357	78,128
Contract manufacturing	9,201	16,501	22,167
Other	3,419	2,181	1,201

Total revenues	$2,136,882	$1,988,500	$1,772,881

Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded pharmaceuticals	$467,507	$317,677	$222,924
Meridian Auto-Injector	76,050	74,576	62,958
Royalties	10,158	9,748	9,003
Contract manufacturing	9,434	17,636	27,055
Other	3,385	171	1,045

Total cost of revenues	$566,534	$419,808	$322,985

The following table summarizes our deductions from gross sales.

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Gross Sales	$2,623,330	$2,461,588	$2,240,852
Commercial Rebates	188,966	188,652	192,203
Medicare Part D Rebates	59,103	54,221	—
Medicaid Rebates	39,608	27,219	78,753
Chargebacks	97,251	102,876	99,057
Returns	11,679	14,832	5,012
Trade Discounts/Other	90,211	84,720	91,090

	$2,136,512	$1,989,068	$1,774,737
Discontinued Operations	(370)	568	1,856

Net Sales	$2,136,882	$1,988,500	$1,772,881

Gross sales were higher in 2007 compared to 2006 primarily due to the acquisition of Avinza® on February 26, 2007, price increases taken during 2007 and an increase in gross sales of our Meridian Auto-Injector segment. These increases in gross sales were partially offset by a decline in prescriptions of certain of our branded pharmaceutical products during 2007.

Gross sales were higher in 2006 compared to 2005 primarily due to price increases, higher unit sales as a result of the effect of wholesale inventory reductions of some of our branded pharmaceutical products during 2005, particularly Altace®, and an increase in gross sales of our Meridian Auto-Injector segment. These increases in gross sales were partially offset by a decline in prescriptions of certain of our branded pharmaceutical products during 2006.

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

Based on inventory data provided by our key customers under the IMAs, we believe that wholesale inventory levels of Altace®, Skelaxin®, Thrombin-JMI®, Avinza® and Sonata®, as of December 31, 2007, are at or below normalized levels. We estimate that the wholesale and retail inventories of our products as of December 31, 2007 represent gross sales of approximately $150.0 million to $160.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales.

Accrual for Rebates, including Administrative Fees

	2007	2006	2005
	(In thousands)

Balance at January 1, net of prepaid amounts	$53,765	$126,240	$179,062
Current provision related to sales made in current period	285,253	282,603	294,964
Current provision related to sales made in prior periods	2,424	(12,511)	(24,008)
Rebates paid	(276,141)	(342,567)	(323,778)

Balance at December 31, net of prepaid amounts	$65,301	$53,765	$126,240

Rebates include commercial rebates and Medicaid and Medicare rebates.

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

During the first quarter of 2006, we paid approximately $129.3 million related to (i) the settlement agreements with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”) and the Department of Veterans Affairs, to resolve the governmental investigations related to our underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002 and (ii) similar state settlement agreements. For a discussion regarding this settlement, please see “Settlement of Governmental Pricing Investigation” included in Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” Of the $129.3 million paid in the first quarter of 2006, approximately $64.0 million reduced the rebate accrual and is reflected in “Rebates paid” in the table above.

In addition, during the first quarter of 2006, we delayed our regular periodic Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. For a discussion regarding this investigation, please see Note 19, “Commitments and Contingencies”, in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” In 2007 and 2006, the utilization of overpayments reduced our rebate payments by approximately $6.5 million and $25.0 million, respectively. The utilization of the overpayment has therefore reduced “Rebates paid” in the table above.

During the third quarter of 2006, we reduced our Medicaid rebate expense and increased net sales from branded pharmaceutical products by approximately $9.3 million due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

Accrual for Returns

	2007	2006	2005
	(In thousands)

Balance at January 1	$42,001	$50,902	$122,863
Current provision	11,679	14,832	5,012
Actual returns	(20,820)	(23,733)	(76,973)

Ending balance at December 31	$32,860	$42,001	$50,902

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

Accrual for Chargebacks

	2007	2006	2005
	(In thousands)

Balance at January 1	$13,939	$13,153	$27,953
Current provision	97,251	102,876	99,057
Actual chargebacks	(100,070)	(102,090)	(113,857)

Ending balance at December 31	$11,120	$13,939	$13,153

Branded Pharmaceuticals Segment

				Change
	For the Years Ended December 31,			2007 vs. 2006		2006 vs. 2005
	2007	2006	2005	$	%	$	%
	(In thousands)

Branded pharmaceutical revenue:
Altace®	$645,989	$652,962	$554,353	$(6,973)	(1.1)%	$98,609	17.8%
Skelaxin®	440,003	415,173	344,605	24,830	6.0	70,568	20.5
Thrombin-JMI®	267,354	246,520	220,617	20,834	8.5	25,903	11.7
Avinza®	108,546	—	—	108,546	—	—	—
Levoxyl®	100,102	111,771	139,513	(11,669)	(10.4)	(27,742)	(19.9)
Sonata®	78,695	85,809	83,162	(7,114)	(8.3)	2,647	3.2
Other	217,124	212,466	199,874	4,658	2.2	12,592	6.3

Total revenue	$1,857,813	$1,724,701	$1,542,124	$133,112	7.7%	$182,577	11.8%

Cost of Revenues, exclusive of depreciation, amortization and impairments	$467,507	$317,677	$222,924	$149,830	47.2%	$94,753	42.5%

Net sales from branded pharmaceutical products were higher in 2007 than in 2006 primarily due to the acquisition of Avinza® on February 26, 2007 and price increases taken on various products. These increases in net sales were partially offset by a decline in prescriptions of certain of our branded pharmaceutical products during 2007. We expect net sales from branded pharmaceutical products in 2008 will be significantly lower than that experienced in 2007 primarily due to lower net sales of Altace® for the reason discussed below.

Net sales from branded pharmaceutical products were higher in 2006 compared to 2005 primarily due to higher unit sales in 2006 as a result of the effects of wholesale inventory reductions in 2005 and price increases taken in the fourth quarter of 2005, partially offset by a decrease in prescriptions in 2006 from 2005. In addition, net sales during 2005 reflect a reduction in reserves for returns and rebates as discussed above.

For a discussion regarding the potential risk of generic competition for Skelaxin® and Avinza®, please see Note 19 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Sales of Key Products

Altace®

Net sales of Altace® decreased in 2007 from 2006 primarily due to decreases in prescriptions, partially offset by price increases taken in the fourth quarter of 2006 and the third quarter and fourth quarters of 2007. Total prescriptions for Altace® decreased approximately 7.1% in 2007 compared to the same period of the prior year according to IMS America, Ltd. (“IMS”) monthly prescription data.

In December 2007, a third party entered the market with a generic substitute for Altace® capsules. Additional third parties will likely enter the market with their own generic substitutes for Altace® capsules in 2008. As a result of the entry of generic competition, we expect net sales of Altace® will decline significantly during 2008. We launched a tablet formulation of Altace® in February 2008. For a discussion regarding the generic competition for Altace®, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Net sales of Altace® were higher in 2006 than in 2005 primarily due to higher unit sales in 2006 as a result of the effects of wholesale inventory reductions of Altace® in 2005 and a price increase taken in the fourth quarter of 2005 partially offset by a decrease in prescriptions in 2006 compared to 2005. In addition, net sales during 2005 reflect a reduction in reserves for returns and rebates as discussed above. Total prescriptions for Altace® decreased approximately 2.2% in 2006 from 2005 according to IMS monthly prescription data.

Skelaxin®

Net sales of Skelaxin® increased in 2007 from 2006 primarily due to a price increase taken in the fourth quarter of 2006. During 2006, net sales of Skelaxin® benefited from a reduction in the rebate reserve for a government pricing program for military dependents and retirees. During 2007, net sales of Skelaxin® benefited from a favorable change in estimate in the products reserve for returns as discussed above. Total prescriptions for Skelaxin® decreased approximately 1.6% in 2007 compared to 2006, according to IMS monthly prescription data. We do not anticipate that net sales of Skelaxin® in 2008 will increase at the same rate experienced in 2007.

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

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 19 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in 2007 compared to 2006 primarily due to a price increase taken in the fourth quarter of 2006. A competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. It is likely that net sales of Thrombin-JMI® will decrease as a result of the entry of these competing products.

Net sales of Thrombin-JMI® increased in 2006 compared to 2005 primarily due to increases in wholesale inventory levels, a price increase taken in the second half of 2005 and an increase in demand by end users, partially offset by an increase in chargebacks during 2006 compared to 2005.

Avinza®

We acquired all rights to Avinza® in the United States, its territories and Canada on February 26, 2007. Net sales of Avinza® in 2007 reflect sales occurring from February 26, 2007 through December 31, 2007. Total prescriptions for Avinza® decreased approximately 16.4% in 2007 compared to 2006 according to IMS monthly prescription data. Due to an increase in promotion of Avinza®, we do not believe prescriptions in 2008 for this product will decline from the level of prescriptions experienced in the fourth quarter of 2007 and we believe they may increase slightly.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Levoxyl®

Net sales of Levoxyl® decreased in 2007 compared to 2006 primarily due to a decrease in prescriptions in 2007 as a result of generic competition partially offset by the effect of an increase in wholesale inventory levels during 2007. During 2006, net sales of Levoxyl® benefited from a favorable change in estimate of approximately $7.0 million in the product’s reserve for Medicaid rebates as a result of the government pricing investigation settlement, partially offset by a decrease in wholesale inventory levels. This benefit was substantially offset by increases in Medicaid rebate reserves for other products as a result of the settlement. Total prescriptions for Levoxyl® were approximately 12.4% lower in 2007 compared to 2006 according to IMS monthly prescription data.

Net sales of Levoxyl® decreased in 2006 compared to 2005 primarily due to a decrease in prescriptions in 2006, partially offset by price increases taken in the fourth quarter of 2005 and changes in wholesale inventory levels. During 2005, net sales of Levoxyl® benefited from the reduction in the reserve for returns described above and a reduction in the reserve for rebates. As noted above, 2006 net sales of Levoxyl® benefited from a favorable change in estimate related to Medicaid rebates. Total prescriptions for Levoxyl® were approximately 16.0% lower in 2006 than in 2005 according to IMS monthly prescription data.

Sonata®

Net sales of Sonata® were lower in 2007 than in 2006 primarily due to a decrease in prescriptions partially offset by a price increase taken in the fourth quarter of 2006. Total prescriptions for Sonata® decreased approximately 20.4% compared to 2006 according to IMS monthly prescription data. The decrease in prescriptions during 2007 was primarily due to new competitors that entered the market in 2005 and a decrease in our promotional efforts. We believe net sales of Sonata® will decline significantly in future periods due to the anticipated market entry of a generic substitute in the second quarter of 2008.

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

Other

Net sales of other branded pharmaceutical products were higher in 2007 compared to 2006 primarily due to an increase in net sales of Bicillin® and price increases which were partially offset by decreases in prescriptions. We completed construction of facilities to produce Bicillin® at our Rochester, Michigan location, began commercial production in the fourth quarter of 2006, and replenished wholesale inventories of the product during the first quarter of 2007. Our other branded pharmaceutical products are not promoted through our sales force and prescriptions for many of these products are declining. We completed the sale of several of our other branded pharmaceutical products to JHP Pharmaceuticals LLC on October 1, 2007. Considering all of these factors, we anticipate net sales of other branded pharmaceutical products will significantly decrease in 2008.

Net sales of other branded pharmaceutical products were higher in 2006 compared to 2005 primarily due to the effects of wholesale inventory reductions in 2005 and price increases which were partially offset by decreases in prescriptions.

Cost of Revenues

Cost of revenues from branded pharmaceutical products increased in 2007 from 2006 primarily due to an increase in royalties associated with Skelaxin® and Avinza® and the effects of special items in 2007 associated with Altace® as discussed below.

Cost of revenues from branded pharmaceutical products increased in 2006 from 2005 primarily due to an increase in royalties associated with Skelaxin®, the cost of revenues associated with higher unit sales of branded pharmaceutical products in 2006 compared to 2005, and differences in special items which benefited 2005 compared to 2006 as discussed below.

Special items are those particular material income or expense items that our management believes are not related to our ongoing, underlying business, are not recurring, or are not generally predictable. These items include, but are not limited to, merger and restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and inventory valuation adjustment charges; charges resulting from the early extinguishments of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our ongoing, underlying business and an analysis of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special item involves judgments by us.

Special items affecting cost of revenues from branded pharmaceuticals during 2007, 2006 and 2005 included the following:

•	An inventory valuation allowance that resulted in a charge of $78.8 million for inventories associated with Altace® in 2007. For additional information please see Note 8, “Inventory,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

•	A charge of $25.4 million primarily associated with minimum purchase requirements under a supply agreement to purchase raw material inventory associated with Altace® in 2007. For additional information please see Note 8, “Inventory,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

•	A contract termination that resulted in a charge of $3.8 million in 2007.

•	A benefit of approximately $6.1 million resulting from the termination of purchase commitments for some of our smaller products which reduced our cost of revenues from branded pharmaceutical products in 2005.

•	Product returned as a result of a Levoxyl® voluntary recall was less than originally estimated. Accordingly, cost of revenues from branded pharmaceutical products in 2005 was reduced by approximately $2.5 million.

We anticipate cost of revenues will decrease in 2008 compared to 2007 due to the launch of a generic substitute for Altace® in December 2007 by a third party.

Meridian Auto-Injector Segment

				Change
	For the Years Ended December 31,			2007-2006		2006-2005
	2007	2006	2005	$	%	$	%
	(In thousands)

Meridian Auto-Injector revenue	$183,860	$164,760	$129,261	$19,100	11.6%	$35,499	27.5%
Cost of Revenues, exclusive of depreciation, amortization and impairments	76,050	74,576	62,958	1,474	2.0	11,618	18.5

	$107,810	$90,184	$66,303	$17,626	19.5%	$23,881	36.0%

Revenues from our Meridian Auto-Injector segment increased in 2007 compared to 2006 primarily due to increases in unit sales of Epipen® to Dey, L.P., an increase in revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory LTD in March 2006 and a price increase taken in the first quarter of 2007. Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. Demand for Epipen® is seasonal as a result of its use in the emergency treatment of allergic reactions to insect stings or bites, more of which occur in the warmer months. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Total prescriptions for Epipen® in the United States increased approximately 9.5% during 2007 compared to 2006 according to IMS monthly prescription data. We do not believe revenues from the Meridian Auto-Injector segment will increase at the rate experienced in 2007.

Revenues from the Meridian Auto-Injector segment increased in 2006 compared to 2005 primarily due to increases in unit sales of Epipen® to Dey, L.P., as well as revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory LTD in March 2006. Total prescriptions for Epipen® in the United States increased approximately 3.6% in 2006 compared to 2005 according to IMS monthly prescription data.

Cost of revenues from the Meridian Auto-Injector segment increased in 2007 compared to 2006 and in 2006 compared to 2005 primarily due to higher unit sales.

Royalties Segment

				Change
	For the Years Ended December 31			2007-2006		2006-2005
	2007	2006	2005	$	%	$	%
	(In thousands)

Royalty revenue	$82,589	$80,357	$78,128	$2,232	2.8%	$2,229	2.9%
Cost of Revenues, exclusive of depreciation, amortization and impairments	10,158	9,748	9,003	410	4.2	745	8.3

	$72,431	$70,609	$69,125	$1,822	2.6%	$1,484	2.1%

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product and, thus, are not able to predict whether revenue from royalties will increase or decrease in future periods. Additional branded competition may enter the market in 2008.

Contract Manufacturing Segment

				Change
	For the Years Ended December 31,			2007-2006		2006-2005
	2007	2006	2005	$	%	$	%
	(In thousands)

Contract manufacturing revenue	$9,201	$16,501	$22,167	$(7,300)	(44.2)%	$(5,666)	(25.6)%
Cost of Revenues, exclusive of depreciation, amortization and impairments	9,434	17,636	27,055	(8,202)	(46.5)	(9,419)	(34.8)

	$(233)	$(1,135)	$(4,888)	$902	79.5%	$3,753	76.8%

Revenues and cost of revenues from contract manufacturing decreased in 2007 compared to 2006 due to a lower volume of units manufactured for third parties. As discussed above, we completed the sale of substantially all of our contract manufacturing business to JHP on October 1, 2007. Therefore, we anticipate a significant decrease in contract manufacturing revenue in 2008.

Revenues from contract manufacturing decreased in 2006 compared to 2005 due to a lower volume of units manufactured for third parties.

Cost of revenues associated with contract manufacturing decreased in 2007 compared to 2006 and in 2006 compared to 2005 primarily due to decreased unit production of products we manufacture for third parties.

Operating Costs and Expenses

				Change
	For the Years Ended December 31,			2007-2006		2006-2005
	2007	2006	2005	$	%	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments	$566,534	$419,808	$322,985	$146,726	35.0%	$96,823	30.0%
Selling, general and administrative	691,034	713,965	636,483	(22,931)	(3.2)	77,482	12.2
Research and development	184,735	253,596	262,726	(68,861)	(27.2)	(9,130)	(3.5)
Depreciation and amortization	173,863	147,549	147,049	26,314	17.8	500	<1.0
Asset impairments	223,025	47,842	221,054	175,183	>100	(173,212)	(78.4)
Restructuring charges	70,178	3,194	4,180	66,984	>100	(986)	(23.6)
Gain on sale of products	—	—	(1,675)	—	—	1,675	100.0

Total operating costs and expenses	$1,909,369	$1,585,954	$1,592,802	$323,415	20.4%	$(6,848)	(0.4)%

Selling, General and Administrative Expenses

				Change
	For the Years Ended December 31,			2007-2006		2006-2005
	2007	2006	2005	$	%	$	%
	(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$511,303	$496,215	$409,451	$15,088	3.0%	$86,764	21.2%
Mylan transaction costs	—	—	3,898	—	—	(3,898)	(100.0)
Co-promotion fees	179,731	217,750	223,134	(38,019)	(17.5)	(5,384)	(2.4)

Total selling, general and administrative	$691,034	$713,965	$636,483	$(22,931)	(3.2)%	$77,482	12.2%

As a percentage of total revenues, total selling, general, and administrative expenses were 32.3% during 2007 and 35.9% in 2006 and 2005.

Total selling, general and administrative expenses decreased in 2007 compared to 2006, primarily due to a decrease in co-promotion fees we pay to Wyeth under our co-promotion agreement, partially offset by an increase in operating expenses associated with sales and marketing. The increases in sales and marketing expenses are driven by an increase in the size of our sales force and marketing costs primarily associated with Altace® and Avinza®. For the full year 2008, we expect selling, general and administrative expenses, exclusive of co-promotion fees, to decline by approximately $75.0 million to $90.0 million compared to full year 2007 as a result of the accelerated strategic shift discussed above. The co-promotion fee decreased in 2007 compared to 2006 due to a lower co-promotion fee average rate during 2007 as a result of the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see the section entitled “Altace®” within the “Sales of Key Products” section above.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Our prior period condensed consolidated financial statements have not been restated and therefore do not reflect the recognition of stock-based compensation costs. During 2007, we incurred stock-based compensation costs of $27.7 million, $19.8 million of which is included in selling, general and administrative expenses. During 2006, we incurred stock-based compensation costs of $21.1 million, $15.4 million of which is included in selling, general and administrative expenses.

In addition to the stock-based compensation costs discussed above, we recorded a charge of $3.6 million in the third quarter of 2006 to correct immaterial understatements of compensation expense identified in our voluntary review of our practices with respect to granting equity-based compensation. For additional information, please see Note 21, “Stock-Based Compensation,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Selling, general and administrative expense includes the following special items:

•	Charges of $2.1 million, $0.1 million, and $19.8 million during 2007, 2006 and 2005, respectively, primarily due to professional fees related to the now-completed investigation of our company by the HHS/OIG, and the SEC, and on-going private plaintiff securities litigation. During 2007 and 2006, we received payment from our insurance carriers for the recovery of legal fees in the amount of $3.4 million and $6.8 million, respectively, related to the securities litigation. These recoveries have been reflected as reductions of professional fees in 2007 and 2006. For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

•	A charge of $45.1 million during 2006 related to the results of a binding arbitration proceeding with Elan Corporation, plc regarding an agreement concerning the development of a modified release formulation of Sonata®. During 2004, we incurred a charge of $5.0 million as estimated settlement costs related to the termination of this agreement. For additional information please see Note 13, “Accrued Expenses,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

•	Charges in the amount of $3.9 million in 2005 for professional fees and expenses related to the terminated merger agreement with Mylan Laboratories, Inc.

Research and Development Expense

	For the Years Ended			Change
	December 31,			2007-2006	2006-2005
	2007	2006	2005	$	$
	(In thousands)

Research and development	$149,425	$143,596	$74,015	$5,829	$69,581
Research and development — in-process upon acquisition	35,310	110,000	188,711	(74,690)	(78,711)

Total research and development	$184,735	$253,596	$262,726	$(68,861)	$(9,130)

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

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items, and in 2007, 2006, and 2005 special items included the following:

•	A charge equaling $32.0 million during 2007 associated with our collaborative agreement with Acura Pharmaceuticals, Inc. (“Acura”) to develop and commercialize certain immediate release opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse-deterrent/abuse-resistant) Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets and another undisclosed immediate release opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. Acuroxtm tablets are intended to effectively treat moderate to moderately severe acute pain while resisting or deterring common methods of abuse, including intravenous injection or oral consumption of tablets dissolved in liquids, nasal inhalation of crushed tablets and intentional swallowing of excessive numbers of tablets.

In connection with the agreement with Acura, we recognized the above payments of $32.0 million as in-process research and development expense during 2007. This amount was expensed as the in-process research and development project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded pharmaceutical segment. Acuroxtm is currently in Phase III of clinical development. We believe there is a reasonable probability of completing the project successfully. However, the success of the project depends on the outcome of the Phase III clinical trial program and approval by the FDA. The estimated cost to complete the project at the execution of the agreement was approximately $9.0 million. If the Phase III clinical trials are successful, we would expect to obtain FDA approval in 2009 or 2010.

•	A charge equaling $3.1 million during 2007 for a payment to Mutual Pharmaceutical Company (“Mutual”) to jointly research and develop one or more improved formulations of metaxalone. Under the agreement with Mutual, we sought Mutual’s expertise in developing improved formulations of metaxalone, including improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United Research Laboratories’ rights in intellectual property pertaining to these formulations. Development activities under this agreement ceased in December 2007.

•	A charge equaling $110.0 million during 2006 for our acquisition of in-process research and development associated with our collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow has granted us rights to certain current and future NDAs regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of new formulations of ramipril for us. However, under certain conditions, we may manufacture and supply the formulations of ramipril instead of Arrow. Arrow will earn fees for the manufacture and supply of the new formulations of ramipril. Arrow filed an NDA for a tablet formulation of ramipril in January 2006 (the “Ramipril Application”). At the time of our acquisition of this project, its success was dependent on additional development activities and FDA approval. The estimated cost to complete the project at the execution of these agreements was approximately $3.5 million. The FDA approved the NDA on February 27, 2007. Arrow granted us an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed Amended Ramipril Application for the amount of $5.0 million. In April 2007, we exercised our option and paid $5.0 million to Arrow. As a result, we own the entire right, title and interest in the Ramipril Application. We launched the tablet formulation in February 2008.

•	A charge equaling $153.7 million during 2005 for our acquisition of in-process research and development associated with our strategic alliance with Pain Therapeutics to develop and commercialize Remoxytm and other opioid painkillers that resist common methods of abuse. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate to severe chronic pain. We are responsible for all research and development expenses related to this alliance. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Remoxytm has successfully completed Phase III of clinical development and Pain Therapeutics expects to file the NDA in the second quarter of 2008. We currently anticipate obtaining FDA approval in 2009. We believe there is a reasonable probability of completing the project successfully. However, the success of the project depends on regulatory approval and our ability to successfully manufacture the product.

•	A charge of $35.0 million during 2005 for our acquisition of in-process research and development due to our co-exclusive license agreement with Mutual Pharmaceutical Company whereby we obtained a license to certain intellectual property relating to metaxalone. The intellectual property licensed to us relates to the potential for improved dosing and administration of metaxalone. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in 2007 compared to 2006 primarily due to increased amortization expense related to Avinza® and Altace® partially offset by a decrease in depreciation and amortization expense associated with the sale of the Rochester, Michigan sterile manufacturing facility. On February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date. During 2007, following the Circuit Court’s decision invalidating our Altace® patent as discussed above, we decreased the estimated useful life of our Altace® intangible assets. On June 30, 2007, the assets associated with the sale of the Rochester, Michigan sterile manufacturing facility were classified as held for sale, and accordingly the depreciation and amortization was discontinued as of that date.

For additional information relating to the acquisition of Avinza® and the sale of the Rochester, Michigan facility please see Note 10, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” For additional information relating to the Altace® intangible assets please see Note 11, “Intangible Assets and Goodwill,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Depreciation and amortization expense in 2007 includes a special item consisting of a $7.0 million charge associated with accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility, which we expect to complete in early 2009. Depreciation and amortization expense in 2006 includes a charge of $3.0 million associated with accelerated depreciation of these assets.

We expect depreciation and amortization expense to decrease in 2008. For additional information relating to 2008 amortization expense please see Note 11, “Intangible Assets and Goodwill,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $293.2 million in 2007 compared to a net charge totaling $51.0 million during 2006 and $223.6 million during 2005. These other special items included the following:

•	An intangible asset impairment charge of $146.4 million in 2007 related to our Altace® product as a result of the invalidation of the ‘722 patent which covered the Altace® product. Following the Circuit Court’s decision, we reduced the estimated useful life of this product and forecasted net sales. This decrease in estimated remaining useful life and forecasted net sales reduced the probability-weighted estimated undiscounted future cash flows associated with Altace® intangible assets to a level below their carrying value. We determined the fair value of these assets based on probability-weighted estimated discounted future cash flows.

•	A charge of $46.4 million in 2007 related to the write-down of our Rochester, Michigan sterile manufacturing facility and certain legacy branded pharmaceutical products which we classified as held for sale. On October 1, 2007, we closed the asset purchase agreement with JHP, pursuant to which JHP acquired our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business. For additional information, please see Note 11, “Intangible Assets and Goodwill,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

•	Intangible asset impairment charges of $30.2 million in 2007 primarily related to our decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane as a propellant. An intangible asset impairment charge in 2006 of $47.8 million, which is primarily related to lower than expected prescription growth for Intal® and Tilade®. An intangible asset impairment charge in 2005 of $221.1 million, which primarily related to a greater than expected decline in prescriptions for Sonata® and an anticipated decline in prescriptions for Corzide®. These charges were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of these assets at the time the charges were incurred.

•	Restructuring charges in the amount of $68.6 million in 2007 primarily due to our restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine and separation payments associated with the sale of the Rochester, Michigan sterile manufacturing facility discussed above. Restructuring charges of $1.3 million and $3.2 million during 2007 and 2006, respectively for separation payments that primarily arose in connection with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to the Bristol, Tennessee facility. Restructuring charges of $0.3 million in 2007 and $2.3 million in 2005 due to a decision to reduce our workforce in order to improve efficiencies in our operations. Restructuring charges of $1.9 million in 2005 primarily as a result of separation agreements with several of our executives, the relocation of our sales and marketing operations from Bristol, Tennessee to New Jersey and our decision to discontinue some relatively insignificant products associated with our Meridian Auto-Injector business.

•	Income of $1.7 million in 2005 primarily due to a gain on the termination of our co-promotion and license agreements with Novavax, Inc. regarding Estrasorbtm and the repurchase by Novavax of all of its convertible notes which we held.

As of December 31, 2007, the net intangible assets associated with Synercid® totaled approximately $76.4 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain generic companies have challenged patents on Skelaxin® and Avinza®. For additional information, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” If a generic version of Skelaxin® or Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with these products.

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

NON-OPERATING ITEMS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Interest income	$42,491	$32,152	$18,175
Interest expense	(7,818)	(9,857)	(11,931)
Loss on investment	(11,591)	—	(6,182)
Gain on early extinguishment of debt	—	628	—
Other, net	223	(1,157)	(2,026)
Income tax expense	67,600	135,730	61,485
Discontinued operations	(237)	367	1,203

Other Income (Expense)

Interest income increased during 2007 compared to 2006 and in 2006 compared to 2005 primarily due to an increase in interest rates and a higher average balance of cash, cash equivalents and investments in debt securities in 2007 compared to 2006 and in 2006 compared to 2005. We believe interest income will decrease in 2008 compared to 2007 due to a diversification of our investments in 2008. For additional information related to the diversification of our investments in 2008 please see “Liquidity and Capital Resources” below.

Special items affecting other income (expense) included the following:

•	A loss of $11.6 million in 2007 related to our investment in Palatin.

•	Income of $0.6 million during 2006 resulting from the early retirement of our 2 3/4% Convertible Debentures due November 15, 2021.

•	A charge of $6.2 million in 2005 in order to writedown our investment in Novavax common stock to fair value. During the third quarter of 2005, we sold our investment in Novavax.

Income Tax Expense

During 2007 our effective income tax rate on our income from continuing operations was 27.0%. This rate differed from the statutory rate of 35% primarily due to tax benefits relating to tax-exempt interest income and domestic production activities deductions, which benefits were partially offset by state taxes. Additionally, the 2007 rate benefited from the release of reserves under FIN 48 as a result of the expiration of certain federal and state statutes of limitations for the 2002 and 2003 tax years. We believe our effective tax rate in 2008 will be higher than the 2007 effective tax rate.

During 2006, our effective tax rate for continuing operations was 32.0%. This rate differed from the federal statutory rate of 35% primarily due to benefits related to charitable contributions of inventory, tax-exempt interest income and domestic manufacturing activities deductions, which benefits were partially offset by state taxes.

During 2005, our effective income tax rate for continuing operations was 34.5%. This rate differed from the federal statutory rate of 35% primarily due to tax benefits related to charitable contributions of inventory, tax-exempt interest income and domestic manufacturing activities deductions, which benefits were partially offset by state taxes.

For additional information relating to income taxes please see Note 17, “Income Taxes,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We do not have any off-balance sheet arrangements, except for operating leases in the normal course of business as described in Note 12 “Lease Obligations” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules” to our audited consolidated financial statements included in this report and as reflected in the table below.

The following table summarizes contractual obligations and commitments as of December 31, 2007 (in thousands):

	Payment Due by Period
		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Contractual Obligations:
Long-term debt	$400,000	$—	$—	$—	$400,000
Operating leases	72,366	11,846	21,952	20,562	18,006
Unconditional purchase obligations	304,141	151,499	93,824	23,998	34,820
Interest on long-term debt	26,306	5,000	10,000	10,000	1,306

Total	$802,813	$168,345	$125,776	$54,560	$454,132

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

We have a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement is reflected in the unconditional purchase obligations above. This supply agreement requires us to purchase certain minimum levels of ramipril as long as we maintain market exclusivity on Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. In September 2007, our ’722 Patent that covered our Altace® product was invalidated by the Circuit Court as discussed above. As a result of the invalidation of the ’722 Patent, we concluded that we have more Altace®

raw material than is required to meet anticipated future demand for the product. As a result, we recorded a charge of $25.8 million in 2007 for our estimated remaining minimum purchase requirements for excess Altace® raw material associated with this supply agreement. If prescriptions for, or sales of, Altace® are less than current expectations, we may incur additional losses in connection with the purchase commitments under the supply agreement. In the event we incur additional losses in connection with the purchase commitments under the supply agreement, there may be a material adverse effect upon our results of operations and cash flows.

We have supply agreements with two third parties to produce metaxalone, the active ingredient in Skelaxin®. These supply agreements require us to purchase certain minimum levels of metaxalone and expire in 2008 and 2010. If sales of Skelaxin® are not consistent with current forecasts, we could incur losses in connection with purchase commitments for metaxalone, which could have a material adverse effect upon our results of operations and cash flows.

As of December 31, 2007, we had a liability for unrecognized tax benefits of $34.5 million. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for years beyond 2008 can not be made.

Liquidity and Capital Resources

General

We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations, our existing revolving credit facility and funds potentially available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds under various circumstances, which could include a significant acquisition of a business or assets, new product development projects, expansion opportunities, or other factors that may require us to raise additional funds in the future. We cannot provide assurance that funds will be available to us when needed on favorable terms, or at all.

As of December 31, 2007, our investments in debt securities of $1,345.0 million consisted solely of tax-exempt auction rate securities, and we were not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. All of our investments in debt securities as of December 31, 2007, have experienced at least one successful auction since that time. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which are rated AA or higher at the time of purchase. We have realized no loss of principal with respect to these investments.

During the first quarter of 2008 we diversified our portfolio of short-term investments. As of February 27, 2008, we had approximately $624.4 million invested in tax-exempt auction rate securities and $823.3 million in money market funds supported by U.S. Treasury obligations. As of February 27, 2008, our investments in tax-exempt auction rate securities consisted of $258.6 million associated with student loans backed by the federal family education loan program (FFELP), $244.3 million associated with municipal bonds in which performance is supported by bond insurers and $21.1 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. Since that date and as of February 27, 2008, 78% of the auctions through which we have attempted to liquidate investments in tax-exempt auction rate securities totaling $524.0 million have failed. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of February 27, 2008, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. At this point in time, we believe that the failed auctions experienced to date are not a result of the deterioration of the underlying credit quality of the securities and any unrealized gain or loss associated with these securities will be temporary and will be recorded in accumulated other comprehensive income (loss) in our Consolidated Financial Statements.

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which matures in April 2012.

In October 2007, we entered into a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse-deterrent/abuse-resistant) Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets, formerly known as OxyADF, and another undisclosed opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

In December 2007, we made a non-refundable cash payment of $30.0 million to Acura. Under the terms of the agreement, we will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acuroxtm tablets and all research and development expenses related to future products after the exercise of our option to an exclusive license for each future product. During January 2008, we made an additional payment of $2.0 million to Acura for certain research and development expenses incurred by Acura prior to the closing date. We may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acuroxtm tablets and for each other product developed under the agreement. We may also make an additional $50.0 million non-refundable cash milestone payment to Acura when the aggregate net sales of all products developed under the agreement exceeds $750.0 million. In addition, we will make royalty payments to Acura ranging from 5% to 25% based on the combined annual net sales of all products developed under the agreement.

In December 2007, a third party launched a generic substitute for Altace® capsules. Additional third parties will likely launch their own generic substitutes for Altace® capsules in 2008. As a result of the entry of generic competition, we expect net sales of Altace® will decline significantly during 2008. For a discussion regarding the generic competition for Altace®, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

Following the Circuit Court’s decision in September 2007 invalidating our ‘722 Patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. We incurred total costs of approximately $65.0 million in connection with this initiative. This includes the contract termination payment paid to Depomed, Inc. in October of 2007 of approximately $29.7 million, as discussed below. The remaining cash payments are expected to be completed during the first quarter of 2008. We estimate that the 2008 selling, general and administrative expense savings from these actions will range from $75.0 million to $90.0 million. For additional information, please see Note 25, “Restructuring Activities,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

In October 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC for $91.7 million, less fees of $5.4 million. We retained our stand-alone Bicillin (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 10, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

In May 2007, we entered into a Product Development Agreement with Mutual Pharmaceutical Company (“Mutual”) and United Research Laboratories (“United”) to jointly research and develop one or more improved formulations of metaxalone. Under this agreement, we sought Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United’s rights in intellectual property pertaining to such formulations. We paid $3.1 million to Mutual for development expenses, and this was recorded as in-process research and development. Development activities under this agreement ceased in December 2007.

In September 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed the acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289.7 million, consisting of $289.3 million in cash consideration and $0.4 million for the assumption of a short-term liability. Additionally, we incurred acquisition costs of $6.8 million. Of the cash payments made to Ligand, $15.0 million was set aside in an escrow account to fund potential liabilities that Ligand could later owe us, of which $7.5 million was released to Ligand in each of the third quarter of 2007 and the first quarter of 2008.

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

In connection with the transaction, in October 2006, we entered into a loan agreement with Ligand for the amount of $37.8 million. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. On January 8, 2007, Ligand repaid the principal amount of the loan of $37.8 million and accrued interest of $0.9 million. Pursuant to the terms of the loan agreement with Ligand, we forgave the interest on the loan and repaid Ligand the interest at the time of closing the transaction to acquire Avinza®. Accordingly, we have not recognized interest income on the note receivable.

In January 2007, we obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which we market as Thrombi-Padtm and Thrombi-Gel®. The license also includes a product we expect to market as Thrombi-Pastetm, which is currently in development. Each of these products includes our Thrombin-JMI® topical hemostatic agent as a component. Vascular Solutions will manufacture and supply the products for us. Upon execution of the agreements, we made an initial payment to Vascular Solutions of $6.0 million, a portion of which is refundable in the event FDA approval for certain of these products is not received. During the second quarter of 2007, we made an additional milestone payment of $1.0 million. We could make additional milestone payments of up to $1.0 million in cash.

In June 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. In July 2006, we entered into an Amended and Restated Co-Promotion Agreement with Wyeth regarding Altace®. Effective January 1, 2007, we assumed full responsibility for selling and marketing Altace®. For all of 2006, the Wyeth sales force promoted the product with us and Wyeth shared marketing expenses. We have paid or will pay Wyeth a reduced annual fee as follows:

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

In June 2006, we entered into a co-exclusive agreement with Depomed, Inc. (“Depomed”) to commercialize Depomed’s Glumetzatm product. On October 29, 2007, we announced the termination of this agreement. We paid Depomed a termination fee of approximately $29.7 million and Depomed was not required to pay us a promotion fee for the fourth quarter of 2007. We fulfilled our promotion obligations through the end of 2007.

In March 2006, we acquired the exclusive right to market, distribute, and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. The aggregate amount of these payments will not exceed $13.2 million.

In February 2006, we entered into a collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. On February 27, 2007, the FDA approved an NDA arising from this collaboration for an Altace® tablet formulation. Arrow granted us an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed amended ramipril application for the amount of $5.0 million. In April 2007, we exercised this option and paid $5.0 million to Arrow. As a result, we own the entire right, title and interest in and to the Ramipril Application. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for us. However, under certain conditions we may manufacture and supply new formulations of ramipril.

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

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and other opioid painkillers. Remoxytm, an investigational novel formulation of extended release oxycodone for the treatment of moderate to severe chronic pain, is designed to resist common methods of abuse, such as crushing, heating, or dissolution in alcohol that are reported with respect to other long-acting opioids. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $145.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance. After regulatory approval and commercialization of Remoxytm or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

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

The individual purportedly acting as a “relator” under the False Claims Act appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31.0 million that was paid by us to those states that do not have legislation providing for a “relator’s share.” On July 16, 2007, the Court of Appeals affirmed the District Court’s decision in all respects, and denied the relator’s assertions with respect to us. The relator exhausted his limited rights to appeal the Court of Appeals’ decision and we consider this matter concluded.

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

SEC Investigation

As previously reported, the Securities and Exchange Commission (the “SEC”) had also been conducting an investigation relating to our underpayments to governmental programs and to our previously disclosed errors relating to reserves for product returns. On December 12, 2007, we received notice from the Staff of the SEC that the investigation was closed.

Securities and Derivative Litigation

As previously reported, on July 31, 2006 a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) were entered into to resolve the federal securities litigation related to our underpayments of rebates owed to Medicaid and other governmental pricing programs and certain other matters. On January 9, 2007, the court granted final approval of the Settlement Agreement. The Settlement Agreement provides for a settlement amount of $38.3 million, which has been fully funded by our insurance carriers on our behalf.

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee state court alleging a breach of fiduciary duty, among other things, by some of our current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and our independent auditors and to add additional claims. Following negotiations among the parties, this motion was granted in part, but it was denied with respect to naming as defendants additional current and former officers and directors. Trial is scheduled to begin on September 22, 2008. The parties engaged in non-binding mediation in January 2008 but were not able to reach a resolution. Discussions between the parties continue.

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

For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

We are currently unable to predict the outcome of the pending litigation. If we were not to prevail in the pending litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Patent Challenges

Certain generic companies have challenged patents on Skelaxin® and Avinza®. For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.” If a generic version of Skelaxin® or Avinza®, enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$672,649	$465,627	$519,508

Our net cash from operations was higher in 2007 than in 2006 primarily due to our payment in 2006 of $129.3 million pursuant to the “Settlement Agreements” described in the section entitled “Settlement of Government Pricing Investigation” above, an increase in net sales and a lower co-promotion fee rate in 2007 compared to 2006. Our net cash flows from operations in 2007 benefited from an $80.1 million reduction in accounts receivable during 2007 which is discussed below, that was partially offset by the effect of a $50.1 million payment we made in 2007 as a result of a binding arbitration proceeding with Elan in 2006.

In December 2007, a third party launched a generic substitute for Altace® capsules. Additional third parties will likely launch their own generic substitutes for Altace® capsules in 2008. As a result of the entry of generic competition, we expect net cash flows from operations will decline significantly in 2008.

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

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the periods ending December 31, 2007, 2006 and 2005 and the resulting cash provided by (used in) operating activities:

	2007	2006	2005
	(In thousands)

Accounts receivable, net of allowance	$80,106	$(41,746)	$(43,407)
Inventories	55,056	48,275	46,349
Prepaid expenses and other current assets	(43,555)	(45,796)	(47,544)
Accounts payable	(16,276)	(8,568)	(7,713)
Accrued expenses and other liabilities	(33,408)	(50,458)	(52,544)
Income taxes payable	(9,009)	8,479	22,161
Deferred revenue	(4,680)	(6,886)	(9,092)
Other assets	(3,470)	(20,173)	(4,471)
Deferred taxes	(91,229)	(39,010)	(68,047)

Total changes from operating assets and liabilities and deferred taxes	$(66,465)	$(155,883)	$(164,308)

The significant decrease in accounts receivable at December 31, 2007 from December 31, 2006 is primarily due to the timing of sales within the year. Gross sales in December 2007 and December 2006 were $124.7 million and $189.7 million, respectively. Sales to our three major pharmaceutical wholesale customers represented approximately 75% of total gross sales in 2007. The timing of orders from these customers can vary within a quarter and can have a material effect on our accounts receivable balance and cash flows from operations.

Investing Activities

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Net cash used in investing activities	$(776,251)	$(436,315)	$(683,007)

Investing activities in 2007 include the acquisition of Avinza® for $296.4 million, purchases of product rights and intellectual property for $98.9 million and net investments in debt securities of $454.8 million. Capital expenditures during 2007 totaled $49.6 million, which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities. These payments were partially offset by the collection of the loan to Ligand in the amount of $37.8 million and the net proceeds received of $86.3 million from the sale of the Company’s Rochester, Michigan sterile manufacturing facility.

Investing activities in 2006 primarily relate to our net investments in debt securities of $395.5 million. We transferred $129.3 million from restricted cash for payments associated with the “Settlement Agreements” noted

above in cash flows from operating activities. Additionally we made payments totaling $85.8 million for our collaboration agreement with Arrow and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $45.8 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally, in the fourth quarter of 2006, in connection with our pending acquisition from Ligand of all of Ligand’s assets related to Avinza®, we entered into a Loan Agreement with Ligand pursuant to which we loaned Ligand $37.8 million. The principal amount of the Loan was to be used solely for the purpose of paying certain obligations of Ligand to Organon USA Inc., which obligations we assumed as part of the acquisition.

Investing activities in 2005 were driven by payments totaling $217.3 for purchases of product rights and intellectual property. Capital expenditures during 2005 totaled $53.3 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally in 2005, we transferred $73.6 million to restricted cash primarily related to the now completed investigation of our company by the HHS/OIG. We increased our investments in debt securities by $345.2 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2008 of approximately $55.0 to $65.0 million, which we expect to fund with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, information technology systems and hardware, building improvements for facility upgrades, costs associated with improving our production capabilities, and costs associated with moving production of some of our pharmaceutical products to our facility in Bristol.

Financing Activities

	2007	2006	2005
	(In thousands)

Net cash provided by financing activities	$9,834	$54,451	$857

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

In April 2002, we established a $400.0 million five-year senior secured revolving credit facility that was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which is scheduled to mature in April 2012 (the “2007 Credit Facility”). As of December 31, 2007, up to $474.0 million is available to us under the 2007 Credit Facility.

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of our domestic subsidiaries and by a pledge of 65% of the equity of our foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by four of our subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc. The 2007 Credit Facility accrues interest at either, at our option, (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (x) unused commitments under the facility and (y) letters of credit outstanding. The facility provides availability for the issuance of up to $30.0 million in letters of credit. We incurred $1.5 million of deferred financing costs in connection with the establishment of this facility, which we will amortize over five years, the life of the facility. This facility requires us to maintain a minimum net worth of no less than $1.5 billion plus 50% of our consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of December 31, 2007, we were in compliance with these covenants. As of December 31, 2007, we had $1.0 million outstanding for letters of credit.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of December 31, 2007, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

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

The gross carrying amount and accumulated amortization as of December 31, 2007 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded
Avinza®	$285,700	$22,380	$263,320
Skelaxin®	275,663	138,254	137,409
Sonata®	61,961	61,646	315

Neuroscience	623,324	222,280	401,044
Hospital	119,031	40,343	78,688
Intal®	34,033	28,196	5,837
Other acute care	98,342	33,231	65,111

Acute care	132,375	61,427	70,948
Altace®	156,744	127,057	29,687
Other legacy products	128,517	72,277	56,240

Legacy products	285,261	199,334	85,927

Total Branded	1,159,991	523,384	636,607
Meridian Auto-Injector	178,821	35,732	143,089
Royalties	3,718	2,440	1,278
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$1,342,530	$561,556	$780,974

The net book value by type of intangible asset as of December 31, 2007 was as follows:

		Trademarks, product	Net Book
	Patents	rights and other	Value
		(In thousands)

Branded
Avinza®	$263,320	$—	$263,320
Skelaxin®	—	137,409	137,409
Sonata®	315	—	315

Neuroscience	263,635	137,409	401,044
Hospital	33,253	45,435	78,688
Intal®	—	5,837	5,837
Other acute care	—	65,111	65,111

Acute care	—	70,948	70,948
Altace®	—	29,687	29,687
Other legacy products	—	56,240	56,240

Legacy products	—	85,927	85,927

Total Branded	296,888	339,719	636,607
Meridian Auto-Injector	—	143,089	143,089
Royalties	974	304	1,278
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$297,862	$483,112	$780,974

The amounts for impairments and amortization expense for the twelve months ended December 31, 2007 and 2006 are as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2007		2006
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded
Avinza®	$—	$22,380	$—	$—
Skelaxin®	—	17,427	—	15,548
Sonata®	—	270	—	12,883

Neuroscience	—	40,077	—	28,431
Hospital	968	10,730	—	11,072
Intal®	27,693	5,722	44,466	7,611
Other acute care	1,566	4,667	3,376	7,928

Acute care	29,259	10,389	47,842	15,539
Altace®	146,444	52,278	—	27,542
Other legacy products	—	10,384	—	15,662

Legacy products	146,444	62,662	—	43,204

Total Branded	176,671	123,858	47,842	98,246
Meridian Auto-Injector	—	8,001	—	7,474
Royalties	—	279	—	44
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total	$176,671	$132,138	$47,842	$105,764

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at December 31, 2007
Trademark &
	Patent	Product Rights

Altace®	—	3 months
Skelaxin®	—	6 years
Avinza®	9 years 11 months	—
Intal®	—	1 year

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks, Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback

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

Our product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return which is in turn based in part on estimates of the remaining shelf life of our products when sold to customers. Future product returns are estimated primarily on historical sales and return rates. We also consider the level of inventory of our products in the distribution channel. We base our estimate of our Medicaid rebate, Medicare rebate and commercial rebate accruals on estimates of usage by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our commercial and regulatory rebate obligations. We base our estimate of our chargeback accrual on our estimates of the level of inventory of our products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based primarily on data provided by our three key wholesalers under inventory management agreements.

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

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For additional information, please see Note 2, “Summary of Significant Accounting Policies,” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules”.

Recently Issued Accounting Standards

Effective January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, and it seeks to reduce the variability in practice associated with measurement and recognition of tax benefits. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. We recorded the cumulative effect of applying FIN 48 of $1.5 million as a reduction to the opening balance of retained earnings as of January 1, 2007. The total gross liability under FIN 48 as of January 1, 2007 was $44.3 million. For additional information, please see Note 17, “Income Taxes” in Part IV, Item 15(a)(1), “Exhibits and Financial Statement Schedules.”

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

In December 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements (“Issue 07-01”). Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable Generally Accepted Accounting Principles (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Issue 07-01 is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect of Issue 07-01 on our financial statements, and we plan to adopt this standard in the first quarter of 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are planning to adopt this standard in the first quarter of 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. We do not anticipate the adoption of SFAS No. 160 will have an effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (“Investment Risk”) and the effect of interest rate changes (“Interest Rate Risk”). Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes. At December 31, 2007, 2006 and 2005, we did not hold any derivative financial instruments, other than utility contracts which qualify as normal purchase and sales and derivatives associated with the convertible senior notes. The quantitative and qualitative disclosures about market risk are set forth below.

Interest Rate Risk

The fair market value (“fair value”) of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible debentures is affected by our stock price. The estimated fair value of our total long-term debt at December 31, 2007 was $340.0 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease 1%, the fair value of our long-term debt would increase or decrease by approximately $20 million.

Investment Risk

We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method.

For additional information related to our investment in debt securities, please see “Liquidity and Capital Resources” above.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2007 and 2006 and for each of the three years ended December 31, 2007, 2006 and 2005 are included under Item 15 and begin on page F-1.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2007.

Based on this evaluation by management, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, our disclosure controls and procedures were effective.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors, Executive Officers and Corporate Governance, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2008 annual meeting of shareholders, which will be filed with the SEC not later than April 29, 2008 (120 days after the end of the fiscal year covered by this report).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Financial Statements

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b)	Exhibits

The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number		Description

3	.1(1)	Third Amended and Restated Charter of King Pharmaceuticals, Inc.
3	.2(2)	Amended and Restated Bylaws of King Pharmaceuticals, Inc.
4	.1(2)	Specimen Common Stock Certificate
4	.2(2)	Form of Rights Agreement by and between King Pharmaceuticals, Inc. and The Bank of New York (successor in interest to Union Planters National Bank)
10	.1(3)	Amended and Restated Co-Promotion Agreement, dated as of July 5, 2006, by and between King Pharmaceuticals, Inc. and Wyeth
10	.2(4)	Indenture, dated as of March 29, 2006, among King Pharmaceuticals, Inc., certain Subsidiary Guarantors and The Bank of New York, as trustee, relating to King’s 1 1/4% Convertible Notes due 2026
10	.3(4)	Registration Rights Agreement dated as of March 29, 2006 between King Pharmaceuticals, Inc., certain Subsidiary Guarantors and the initial purchasers of King’s 1 1/4% Convertible Notes due 2026
10	.4(5)	1998 King Pharmaceuticals, Inc. Non-Employee Director Stock Option Plan
10	.5(2)*	1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc.
10	.6(5)*	1989 Incentive Stock Option Plan of Jones Medical Industries, Inc.
10	.7(5)*	Jones Medical Industries, Inc. 1994 Incentive Stock Plan
10	.8(5)*	Jones Medical Industries, Inc. 1997 Incentive Stock Plan
10	.9(6)*	King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan
10	.10(7)*	The Medco Research, Inc. 1989 Stock Option and Stock Appreciation Rights Plan, as amended through July 29, 1998
10	.11(8)	Credit Agreement dated as of April 23, 2002, among King Pharmaceuticals, Inc., and the Lenders therein, Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent, as Collateral Agent and as Swingline Lender, and Bank of America, NA, J.P. Morgan Securities Inc., and UBS Warburg LLC as Co-Syndication Agents, Wachovia Bank National Association, as Documentation Agent, Credit Suisse First Boston as Sole Lead Arranger and Bookrunner
10	.12(9)*	Offer Letter to Brian A. Markison, dated July 15, 2004
10	.13(10)*	King Pharmaceuticals, Inc. Severance Pay Plan: Tier I (Effective March 15, 2005)

Exhibit
Number		Description

10	.14(11)*	Offer letter to Joseph Squicciarino dated May 25, 2005
10	.15(11)*	Offer letter to Eric J. Bruce dated May 19, 2005
10	.16(12)*	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.17(12)*	Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.18(13)	Settlement Agreement, dated as of October 31, 2005, among the United States of America acting through the entities named therein, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc.
10	.19(13)	Settlement Agreement, dated as of October 31, 2005, among the state of Massachusetts, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc. and general description of the other state settlement agreements
10	.20(13)	Corporate Integrity Agreement, dated as of October 31, 2005, between the Office of Inspector General of the Department of Health and Human Services and King Pharmaceuticals, Inc.
10	.21(14)*	King Pharmaceuticals, Inc. Incentive Plan
10	.22(15)	Compensation Policy for Non-Employee Directors
10	.23(16)†	Collaboration Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of November 9, 2005
10	.24(16)†	License Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of December 29, 2005
10	.25(16)†	License Agreement, by and between King Pharmaceuticals, Inc. and Mutual Pharmaceutical Company, Inc., dated as of December 6, 2005
10	.26(17)	First Amendment, dated as of March 22, 2006, to the Credit Agreement, dated as of April 23, 2002, among King Pharmaceuticals, Inc., the Lenders and Credit Suisse First Boston, Cayman Islands Branch, as Administrative Agent
10	.27(18)†	Generic Distribution Agreement by and between King Pharmaceuticals, Inc. and Cobalt Pharmaceuticals, Inc., dated as of February 12, 2006
10	.28(18)†	Product Supply Agreement by and among King Pharmaceuticals, Inc., Selamine Limited, Robin Hood Holdings Limited and Arrow Pharm Malta Limited, dated as of February 12, 2006
10	.29(18)†	Ramipril Application License Agreement by and among King Pharmaceuticals, Inc., Arrow International Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.30(18)†	Ramipril Patent License Agreement by and among King Pharmaceuticals, Inc., Selamine Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.31(18)†	Amended and Restated U.S. Product Manufacturing Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated as of February 27, 2006
10	.32(18)	First Amendment to the U.S. Product Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis U.S. LLC, dated as of February 27, 2006
10	.33(18)*	Form of Long-Term Performance Unit Award Agreement — One Year Performance Cycle
10	.34(18)*	Form of Long-Term Performance Unit Award Agreement — Three Year Performance Cycle
10	.35(19)†	Promotion Agreement, dated June 27, 2006, by and between King Pharmaceuticals, Inc. and Depomed, Inc.
10	.36(19)	Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.37(20)	Purchase Agreement, by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006
10	.38(21)	Entry into Loan Agreement between King Pharmaceuticals, Inc. and Ligand Pharmaceuticals Incorporated, dated October 12, 2006
10	.39(22)	Settlement Agreement, dated July 31, 2006, between King Pharmaceuticals, Inc., the Affected Current and Former Officers and Directors and the Plaintiffs in the Consolidated Class Action
10	.40(22)	Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.41(23)	Amendment No. 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of January 3, 2007, effective as of November 30, 2006

Exhibit
Number		Description

10	.42(23)	Side Letter between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and Ligand Pharmaceuticals Incorporated dated December 29, 2006
10	.43(24)*	2006 Executive Management Incentive Award
10	.44(25)	Amendment No. 2 to Purchase Agreement, by and between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and Ligand Pharmaceuticals Incorporated, effective as of February 26, 2007
10	.45(26)*	Form of Option and Nonstatutory Stock Option Agreement
10	.46(26)*	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.47(26)*	Form Of Long-Term Performance Unit Award Agreement — One Year Performance Cycle
10	.48(26)*	Form Of Long-Term Performance Unit Award Agreement — Three Year Performance Cycle
10	.49(27)*	2007 Executive Management Incentive Award
10	.50(28)*	Form of Retention Grant Agreement
10	.51(28)	Form of Restricted Stock Unit Certificate and Restricted Stock Unit Grant Agreement
10	.52(28)*	Form Of Long-Term Performance Unit Award Agreement — One Year Performance Cycle
10	.53(28)*	Form Of Long-Term Performance Unit Award Agreement — Three Year Performance Cycle
10	.54(28)	Compensation Policy for Non-Employee Directors
10	.55(1)	Credit Agreement dated as of April 19, 2007 among King Pharmaceuticals, Inc.; the Lenders (as defined therein); Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent and Swingline Lender; Bank of America, N.A. and UBS Securities LLC, as Cosyndication Agents; Citigroup Global Markets Inc., Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Codocumentation Agents; U.S. Bank National Association as Managing Agent; and the Issuing Banks (as defined therein).
10	.56(29)†	Asset Purchase Agreement by and among King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., and JHP Pharmaceuticals, LLC dated as of July 14, 2007.
10	.57(30)*	King Pharmaceuticals, Inc. Amended and Restated Severance Pay Plan: Tier I.
10	.58(31)†	License, Development and Commercialization Agreement, dated October 30, 2007, between King Pharmaceuticals Research and Development, Inc. and Acura Pharmaceuticals, Inc.
10	.59(31)*	King Pharmaceuticals, Inc. Deferred Compensation Plan
10	.60(32)	Amended and Restated King Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Plan
10	.61(32)*	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
14	.1(33)	Corporate Code of Conduct and Ethics
21.1		Subsidiaries of the Registrant
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(1)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 7, 2007.

(2)	Incorporated by reference to King’s Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.

(3)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2006.

(4)	Incorporated by reference to King’s Current Report on Form 8-K filed March 30, 2006.

(5)	Incorporated by reference to King’s Registration Statement on Form S-8 filed September 6, 2000.

(6)	Incorporated by reference to King’s Registration Statement on Form S-8 filed February 26, 1999.

(7)	Incorporated by reference to King’s Registration Statement on Form S-8 filed March 9, 2000.

(8)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 15, 2002.

(9)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed March 21, 2005.

(10)	Incorporated by reference to King’s Current Report on Form 8-K filed March 21, 2005.

(11)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2005.

(12)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2005.

(13)	Incorporated by reference to King’s Current Report on Form 8-K filed November 4, 2005.

(14)	Incorporated by reference to King’s Definitive Proxy Statement, filed April 28, 2005, related to the 2005 annual meeting of shareholders.

(15)	Incorporated by reference to King’s Current Report on Form 8-K filed August 8, 2006.

(16)	Incorporated by reference to King’s Annual Report on Form 10-K filed March 3, 2006.

(17)	Incorporated by reference to King’s Current Report on Form 8-K filed March 28, 2006.

(18)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 10, 2006.

(19)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2006.

(20)	Incorporated by reference to King’s Current Report on Form 8-K filed September 12, 2006.

(21)	Incorporated by reference to King’s Current Report on Form 8-K filed October 18, 2006.

(22)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2006.

(23)	Incorporated by reference to King’s Current Report on Form 8-K filed January 5, 2007.

(24)	Incorporated by reference to King’s Current Report on Form 8-K filed February 27, 2006.

(25)	Incorporated by reference to King’s Current Report on Form 8-K filed March 2, 2007.

(26)	Incorporated by reference to King’s Current Report on Form 8-K filed March 27, 2007.

(27)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 10, 2006.

(28)	Incorporated by reference to King’s Current Report on Form 8-K filed May 21, 2007.

(29)	Incorporated by reference to King’s Current Report on Form 8-K filed July 19, 2007.

(30)	Incorporated by reference to King’s Current Report on Form 8-K filed October 22, 2007.

(31)	Incorporated by reference to King’s Current Report on Form 8-K filed November 5, 2007.

(32)	Incorporated by reference to King’s Current Report on Form 8-K filed December 5, 2007.

(33)	Incorporated by reference to King’s Current Report on Form 8-K filed December 8, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
King Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 28, 2008

KING PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
as of December 31, 2007 and 2006
(In thousands, except share data)

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$20,009	$113,777
Investments in debt securities	1,344,980	890,185
Marketable securities	1,135	—
Accounts receivable, net of allowance of $5,297 and $5,437	183,664	265,467
Inventories	110,308	215,458
Deferred income tax assets	100,138	81,991
Income tax receivable	20,175	—
Prepaid expenses and other current assets	39,245	106,595

Total current assets	1,819,654	1,673,473

Property, plant and equipment, net	257,093	307,036
Intangible assets, net	780,974	851,391
Goodwill	129,150	121,152
Marketable securities	—	11,578
Deferred income tax assets	343,700	271,554
Other assets (includes restricted cash of $16,480 and $15,968)	96,251	93,347

Total assets	$3,426,822	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,481	$77,158
Accrued expenses	376,604	510,137
Income taxes payable	—	30,501

Total current liabilities	453,085	617,796

Long-term debt	400,000	400,000
Other liabilities	62,980	23,129

Total liabilities	916,065	1,040,925

Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, 15,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 600,000,000 shares authorized, 245,937,709 and 243,151,223 shares issued and outstanding	1,283,440	1,244,986
Retained earnings	1,225,360	1,043,902
Accumulated other comprehensive income (loss)	1,957	(282)

Total shareholders’ equity	2,510,757	2,288,606

Total liabilities and shareholders’ equity	$3,426,822	$3,329,531

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF INCOME
for the years ended December 31, 2007, 2006 and 2005
(In thousands, except share data)

	2007	2006	2005

Revenues:
Net sales	$2,054,293	$1,908,143	$1,694,753
Royalty revenue	82,589	80,357	78,128

Total revenues	2,136,882	1,988,500	1,772,881

Operating costs and expenses:
Costs of revenues, exclusive of depreciation, amortization and impairments shown below	566,534	419,808	322,985

Selling, general and administrative, exclusive of co-promotion fees	511,303	496,215	409,451
Mylan transaction costs	—	—	3,898
Co-promotion fees	179,731	217,750	223,134

Total selling, general and administrative	691,034	713,965	636,483

Research and development	149,425	143,596	74,015
Research and development — in process upon acquisition	35,310	110,000	188,711

Total research and development	184,735	253,596	262,726

Depreciation and amortization	173,863	147,549	147,049
Asset impairments	223,025	47,842	221,054
Restructuring charges	70,178	3,194	4,180
Gain on sale of products	—	—	(1,675)

Total operating costs and expenses	1,909,369	1,585,954	1,592,802

Operating income	227,513	402,546	180,079

Other income (expense):
Interest income	42,491	32,152	18,175
Interest expense	(7,818)	(9,857)	(11,931)
Loss on investment	(11,591)	—	(6,182)
Gain on early extinguishment of debt	—	628	—
Other, net	223	(1,157)	(2,026)

Total other income (expense)	23,305	21,766	(1,964)

Income from continuing operations before income taxes	250,818	424,312	178,115
Income tax expense	67,600	135,730	61,485

Income from continuing operations	183,218	288,582	116,630
Discontinued operations (Note 27):
(Loss) income from discontinued operations	(369)	572	1,876
Income tax (benefit) expense	(132)	205	673

Total (loss) income from discontinued operations	(237)	367	1,203

Net income	$182,981	$288,949	$117,833

Income per common share:
Basic: Income from continuing operations	$0.75	$1.19	$0.48
Income from discontinued operations	0.00	0.00	0.01

Net income	$0.75	$1.19	$0.49

Diluted: Income from continuing operations	$0.75	$1.19	$0.48
Income from discontinued operations	0.00	0.00	0.01

Net income	$0.75	$1.19	$0.49

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2005, 2006 and 2007
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance, December 31, 2004	241,706,583	$1,210,647	$—	$637,120	$1,023	$1,848,790

Comprehensive income:
Net income	—	—	—	117,833	—	117,833
Net unrealized gain on marketable securities, net of tax of $2,148	—	—	—	—	4,042	4,042
Foreign currency translation	—	—	—	—	(78)	(78)

Total comprehensive income						121,797

Issuance of stock-based compensation	—	10,742	(10,742)	—	—	—

Stock based compensation expense	—	—	1,978	—	—	1,978

Issuance of share-based compensation	690,692	—	—	—	—	—
Exercise of stock options	96,141	857	—	—	—	857

Balance, December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422

Adoption of Statement of Financial Accounting Standard 123(R)		(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	288,949	—	288,949
Net unrealized loss on marketable securities, net of tax of $2,761	—	—	—	—	(5,067)	(5,067)
Foreign currency translation	—	—	—	—	(202)	(202)

Total comprehensive income						283,680

Stock-based compensation expense	—	24,718	—	—	—	24,718

Exercise of stock options	477,228	6,786	—	—	—	6,786

Issuance of share-based compensation	180,579	—	—	—	—	—

Balance, December 31, 2006	243,151,223	$1,244,986	$—	$1,043,902	$(282)	$2,288,606

Comprehensive income:
Net income	—	—	—	182,981	—	182,981
Reclassification of unrealized losses on marketable securities to earnings, net of tax of $377	—	—	—	—	615	615
Foreign currency translation	—	—	—	—	1,624	1,624

Total comprehensive income						185,220

Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	(1,523)	—	(1,523)
Stock-based compensation expense	—	27,652	—	—	—	27,652
Exercise of stock options	723,197	10,802	—	—	—	10,802
Issuance of share-based awards	2,063,289	—	—	—	—	—

Balance, December 31, 2007	245,937,709	$1,283,440	$—	$1,225,360	$1,957	$2,510,757

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005

Cash flows from operating activities of continuing operations:
Net income	$182,981	$288,949	$117,833
Loss (income) from discontinued operations	237	(367)	(1,203)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173,863	147,549	147,049
Amortization of deferred financing costs	2,057	2,874	3,096
Deferred income taxes	(91,229)	(39,010)	(68,047)
Impairment of intangible assets	176,671	47,842	221,054
Loss (gain) on sale of assets	46,354	—	(1,675)
Inventory write-down	79,807	—	—
In-process research and development charges	35,310	110,000	188,711
Gain on early extinguishment of debt	—	(628)	—
Loss on investment	11,591	—	6,182
Other non-cash items, net	2,591	573	791
Stock based compensation	27,652	24,718	1,978
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	80,106	(41,746)	(43,407)
Inventories	55,056	48,275	46,349
Prepaid expenses and other current assets	(43,555)	(45,796)	(47,544)
Other assets	(3,470)	(20,173)	(4,471)
Accounts payable	(16,276)	(8,568)	(7,713)
Accrued expenses and other liabilities	(33,408)	(50,458)	(52,544)
Deferred revenue	(4,680)	(6,886)	(9,092)
Income taxes	(9,009)	8,479	22,161

Net cash provided by operating activities of continuing operations	672,649	465,627	519,508

Cash flows from investing activities of continuing operations:
Purchases of investments in debt securities	(2,744,575)	(1,705,517)	(1,175,159)
Proceeds from maturity and sale of investments in debt securities	2,289,780	1,309,995	829,926
Transfer (to)/from restricted cash	(512)	128,561	(73,629)
Acquisition of Avinza®	(296,437)	—	—
Purchases of property, plant and equipment	(49,602)	(45,816)	(53,290)
Purchases of product rights and intellectual property	(98,942)	(85,795)	(217,311)
Proceeds from sale of marketable securities	—	—	6,453
Proceeds from sale of assets	86,287	—	—
Loan to Ligand	37,750	(37,750)	—
Other investing activities	—	7	3

Net cash used in investing activities of continuing operations	(776,251)	(436,315)	(683,007)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	10,656	7,338	857
Excess tax benefits from stock-based compensation	705	484	—
Proceeds from issuance of long-term debt	—	400,000	—
Payments on long-term debt	—	(342,691)	—
Debt issuance costs	(1,527)	(10,680)	—

Net cash provided by financing activities of continuing operations	9,834	54,451	857

(Decrease) increase in cash and cash equivalents	(93,768)	83,763	(162,642)
Cash and cash equivalents, beginning of year	113,777	30,014	192,656

Cash and cash equivalents, end of year	$20,009	$113,777	$30,014

Supplemental disclosure of cash paid for: Interest	$6,047	$8,200	$10,552

Supplemental disclosure of cash paid for: Taxes	$171,924	$163,901	$107,178

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	The Company

King Pharmaceuticals, Inc. (“King” or the “Company”) is a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products. Through a national sales force, King markets its branded pharmaceutical products to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico. In addition, the Company receives royalties from the rights to certain products (including Adenoscan®) previously sold.

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

Other significant estimates include accruals for Medicaid, Medicare and commercial rebates; returns; chargebacks; allowances for doubtful accounts; estimates used in applying the revenue recognition policy and accounting for the Co-Promotion Agreement with Wyeth. Reserves for returns; chargebacks; Medicaid, Medicare and commercial rebates each use the estimate of the level of inventory of the Company’s products in the distribution channel at the end of the period. The estimate of the level of inventory of the Company’s products in the distribution channel is based primarily on data provided by our three key wholesalers under inventory management agreements.

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

Intangible Assets and Goodwill.  Intangible assets, which primarily include acquired product rights, trademarks, and patents, are stated at cost, net of accumulated amortization. Amortization is computed over

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the estimated useful lives, ranging from one to forty years, using primarily the straight-line method. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other factors. The Company evaluates the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through the quarterly evaluation of intangibles for impairment. The Company reviews its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In evaluating goodwill for impairment, the Company estimates fair value of the Company’s individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, the Company’s amortization policies reflect judgments on the estimated useful lives of assets.

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

The Company’s product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf-life of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its commercial, Medicare and Medicaid rebate accruals based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and the terms of its commercial, Medicare and Medicaid rebate obligations. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our products in the distribution channel is based primarily on data provided by our three key wholesalers under inventory management agreements.

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

Shipping and Handling Costs.  The Company incurred $3,527, $3,777, and $2,148 in 2007, 2006, and 2005, respectively, related to third-party shipping and handling costs classified as selling, general and administrative expenses in the consolidated statements of operations. The Company does not bill customers for such costs.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by large domestic banks.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Cash.  Cash escrowed for a specific purpose is designated as restricted cash.

Investments in Debt Securities.  The Company invests in tax-exempt auction rate securities as part of its cash management strategy. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and any unrealized gains or losses are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. As of the years ended December 31, 2007 and 2006, there were no cumulative gross unrealized holding gains or losses on investments in debt securities.

As of December 31, 2007, the Company’s investments in debt securities of $1,344,980 consisted solely of tax-exempt auction rate securities and the Company had not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities are limited to issues which are rated AA or higher at the time of purchase. The Company has experienced no loss of principal with respect to these investments.

On February 11, 2008, the Company began to experience auction failures. In the event of an auction failure, the interest rate on the security is set according to the contractual terms in the underlying indenture. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges.

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

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Product samples held for distribution to physicians and other healthcare providers represent approximately 4% and 3% of inventory as of December 31, 2007 and 2006, respectively. The Company has fixed purchase commitments under supply contracts for certain raw materials. A loss accrual is recorded when the total inventory for a product is projected to be more than the forecasted demand.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Financial Instruments and Derivatives.  The Company does not use financial instruments for trading purposes. On December 31, 2007 and 2006, the Company did not have any interest rate protection agreements or other derivatives outstanding other than utility contracts which qualify as normal purchase and sales and derivatives associated with the Convertible Senior Notes (see Note 14).

The fair value of financial instruments is determined by reference to various market data or other valuation techniques as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally fifteen to forty years for buildings and improvements and three to fifteen years for machinery and equipment.

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

Deferred Financing Costs.  Financing costs related to the $400,000 convertible senior notes are being amortized over seven years to the first date the debt can be put by the holders to the Company. Financing costs related to the senior secured revolving credit facility are being amortized over five years, the term of the facility. See Note 14 for further discussion.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising.  The Company expenses advertising costs as incurred and these costs are classified as selling, general and administrative expenses in the consolidated statements of operations. Advertising costs for the years ended December 31, 2007, 2006, and 2005 were $125,064, $92,492, and $85,044, respectively.

Promotional Fees to Wyeth.  On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement as amended. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006 the Company entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace® which extended the term to December 31, 2010. Effective January 1, 2007, the Company assumed full responsibility for selling, marketing and promoting Altace®. Under the Amended Co-Promotion Agreement, the Company will pay Wyeth a reduced annual fee based on net sales of Altace®. The annual fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected fee for the year to applicable expected Altace® net sales for the year. See Note 10 for further discussion.

Stock Compensation.  Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, which requires the recognition of the fair value of stock-based compensation in net earnings. The Company adopted SFAS No. 123(R) using the modified prospective application transition method and therefore the Company’s prior period consolidated financial statements have not been restated and do not reflect the recognition of stock-based compensation costs. Prior to the Company’s adoption of SFAS No. 123(R), it accounted for stock options under the disclosure-only provision of SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148. Under the disclosure-only provision of SFAS No. 123, no compensation cost was recognized for stock options granted prior to January 1, 2006. SFAS No. 123(R) applies to options granted or modified on or after January 1, 2006. Additionally, compensation costs for options that were unvested as of January 1, 2006 must be recognized over their remaining service period. See Note 21 for further discussion.

3.	Invalidation of Altace® Patent

In September 2007, the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) declared invalid U.S. Patent No. 5,061,722 (the “722 Patent”) that covered the Company’s Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (the “District Court”), which had upheld the validity of the patent. The Company filed with the Circuit Court a petition for rehearing and rehearing en banc, but this petition was denied in December 2007. The Circuit Court issued the mandate to the District Court on December 10, 2007, beginning the 180-day Hatch-Waxman exclusive marketing period for the first generic competitor who entered the market in December 2007 with a generic substitute for the Company’s Altace® capsules. Following this 180-day period of exclusivity, the Company anticipates additional competitors will enter the market with generic substitutes for the Company’s Altace® capsules. The Company launched a tablet formulation of Altace® in February 2008. For additional information regarding this legal proceeding, please see Note 19.

The entry of generic Altace® capsules into the market will cause the Company’s net sales of Altace® to decline significantly beginning in 2008. As a result, the Company has recorded charges in 2007 of $146,444 associated with Altace® intangible assets, $78,812 associated with Altace® inventory and $25,755 associated with minimum purchase commitments for excess Altace® raw material. Net sales of Altace® were $645,989 in 2007. For additional information regarding the Altace® intangible assets, please see Note 11. For additional information regarding Altace® inventory, please see Note 8. For additional information regarding minimum purchase commitments for Altace® purchase commitments, please see Note 19.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Change in Estimate

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

Because actual returns related to sales in prior periods were lower than the Company’s original estimates, it recorded a decrease in its reserve for returns in the first quarter of 2007 and the first quarter of 2006. During the first quarter of 2007, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5,000. During the first quarter of 2006, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2006 operating income was an increase of approximately $6,000.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5.	Marketable Securities

The Company’s investments in marketable securities as of the years ended December 31, 2007 and 2006, consisted of holdings in Palatin Technologies, Inc. common stock (see Note 10) as summarized in the following table:

	December 31,	2007	2007	December 31,	December 31,	2006	2006	December 31,
	2007	Gross	Gross	2007	2006	Gross	Gross	2006
	Cost	Unrealized	Unrealized	Fair	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value	Basis	Gains	Losses	Value

Palatin common stock	$1,135	—	—	$1,135	$12,242	—	$664	$11,578

During 2007, the Company determined that an other than temporary impairment had occurred on this investment and recorded a charge of $11,107, resulting in a cost basis of $1,135 as of December 31, 2007. The Company also recorded an other than temporary impairment of $484 during 2007 on its investment in warrants to purchase common stock.

On July 19, 2004, the Company and Novavax, Inc. (“Novavax”) mutually agreed to end their co-promotion and license agreements regarding Estrasorbtm. As a result of this transaction, King owned approximately 4,100,931 shares of common stock of Novavax that the Company accounted for as available for sale securities. As of March 31, 2005 and June 30, 2005, the Company determined the decline in fair value of the Company’s equity interest in Novavax was other than temporary and recorded charges of $6,853 and $369, respectively, which is reflected in loss on investment in the accompanying consolidated financial statements. During the third quarter of 2005, the Company sold its equity interest in Novavax resulting in a gain on the sale of $1,040.

The Financial Accounting Standards Board (“FASB”) issued FASB Interpretations No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51), in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). While the Company has or has had interests in Novavax and Palatin, the Company is not considered the primary beneficiary of these entities. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of those entities into the Company’s consolidated financial statements.

6.	Receivables

Receivables, net of allowance for doubtful accounts, consist of the following:

	2007	2006

Trade	$159,362	$242,522
Royalty	21,753	20,444
Other	2,549	2,501

Total Receivables	$183,664	$265,467

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The significant decrease in accounts receivable at December 31, 2007 from December 31, 2006 is primarily due to the timing of sales within the year. Sales to our three major pharmaceutical wholesale customers represented approximately 75% of total gross sales in 2007. The timing of orders from these customers can vary within a quarter and can have a material effect on our accounts receivable balance and cash flows from operations.

7.	Concentrations of Credit Risk

A significant portion of the Company’s sales is to wholesaler customers in the pharmaceutical industry. The Company monitors the extension of credit to wholesaler customers and has not experienced significant credit losses. The following table represents the relative percentage of accounts receivable from significant wholesaler customers compared to net accounts receivable:

	2007	2006

Customer A	25%	32%
Customer B	26%	28%
Customer C	14%	10%

The following table represents a summary of sales to significant wholesaler customers as a percentage of the Company’s gross sales, including revenues from discontinued operations:

	2007	2006	2005

Customer A	35%	32%	27%
Customer B	27%	29%	28%
Customer C	13%	13%	14%

8.	Inventory

Inventory consists of the following:

	2007	2006

Raw materials	$129,781	$141,227
Work-in process	27,590	21,857
Finished goods (including $3,901 and $6,813 of sample inventory, respectively)	61,324	65,967

	218,695	229,051
Less inventory valuation allowance	(108,387)	(13,593)

	$110,308	$215,458

In December 2007, the Company’s ‘722 Patent that covered the Company’s Altace® product was invalidated by the Circuit Court. For additional information please see Note 3. As a result of the invalidation of the ‘722 Patent, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company concluded that it has more Altace® raw material inventory than is required to meet anticipated future demand for the product. Accordingly, during 2007 the Company recorded charges in the amount of (i) $78,812 for an inventory valuation allowance for a portion of the Altace® raw material inventory on hand; and (ii) $25,755 for a portion of the Company’s estimated remaining minimum purchase requirements for excess Altace® raw material. These charges are included in cost of revenues exclusive of depreciation, amortization and impairments on the Consolidated Statements of Income. For additional information regarding the Company’s minimum purchase commitments for Altace® raw material, please see Note 19.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company discontinued its Lorabid® product. At the time of the discontinuation of the product, the Company donated inventory of approximately $10,700 which had been previously fully reserved. The discontinuation and donation of the product reduced the Company’s finished goods inventory and the inventory valuation allowance during 2006 and had no effect on the accompanying Consolidated Statements of Income.

9.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2007	2006

Land	$12,072	$15,855
Buildings and improvements	123,063	136,167
Machinery and equipment	213,522	270,373
Capital projects in progress	62,638	46,542

	411,295	468,937
Less accumulated depreciation	(154,202)	(161,901)

	$257,093	$307,036

Included in net property, plant and equipment as of December 31, 2007 and 2006 are computer software costs of $18,339 and $18,582, respectively.

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $41,725, $41,785 and $30,736, respectively, which includes, $7,209, $6,815, and $7,845, respectively, related to computer software.

In July 2007, the Company entered into an asset purchase agreement with JHP Pharmaceuticals, LLC (“JHP”), pursuant to which JHP acquired the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there and the related contract manufacturing business. The Company retained its stand-alone Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional discussion, please see Note 10.

During 2006, the Company decided to proceed with the implementation of its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in early 2009. The Company believes that the assets associated with the St. Petersburg facility are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, during 2006, the Company shortened the estimated useful lives of assets at the St. Petersburg facility and therefore accelerated the depreciation of these assets. For additional discussion, please see Note 25.

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

10.	Acquisitions, Dispositions, Co-Promotions and Alliances

In October 2007, the Company and Acura Pharmaceuticals, Inc. (“Acura”) entered into a License, Development and Commercialization Agreement to develop and commercialize certain opioid analgesic

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

products utilizing Acura’s proprietary Aversion® (abuse-deterrent/abuse-resistant) Technology in the United States, Canada and Mexico. The agreement provides the Company an exclusive license to Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) tablets and another undisclosed opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides the Company with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

In December 2007, the Company made a non-refundable cash payment of $30,000 to Acura. Under the terms of the agreement, the Company will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acuroxtm tablets and all research and development expenses related to future products after exercise of its option to an exclusive license for each future product. During January 2008, the Company made an additional payment of $2,010 to Acura for certain research and development expenses incurred by Acura prior to the closing date. The Company may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acuroxtm tablets and for each other product developed under the agreement. The Company may also make an additional $50,000 non-refundable cash milestone payment to Acura when the aggregate net sales of all products developed under the agreement exceeds $750,000. In addition, the Company will make royalty payments to Acura ranging from 5% to 25% based on the combined annual net sales of all products developed under the agreement.

In connection with the agreement with Acura, the Company recognized the above payments of $32,010 as in-process research and development expense during 2007. This amount was expensed as the in-process research and development project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded pharmaceutical segment. Acuroxtm is currently in Phase III of clinical development. The Company believes there is a reasonable probability of completing the project successfully. However the success of the project depends on the outcome of the Phase III clinical development program and approval by the U.S. Food and Drug Administration (“FDA”). The estimated cost to complete the project at the execution of the agreement was approximately $9,000. If the Phase III clinical development program is successful, the Company would expect to obtain FDA approval in 2009 or 2010.

In October 2007, the Company sold its Rochester, Michigan sterile manufacturing facility, some of its legacy products that are manufactured there, and the related contract manufacturing business to JHP Pharmaceuticals, LLC for $91,663, less selling costs of $5,387, resulting in a loss of $46,354. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide certain fill and finish manufacturing activities with respect to the Company’s hemostatic product Thrombin-JMI®. The Company retained its stand-alone Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan.

The assets that were sold as part of this transaction consist of the following:

December 31,
2006

Accounts receivable, net	$1,528
Inventories	12,881

Total current assets	$14,409

Property, plant and equipment	$62,654
Intangible assets	61,078

Noncurrent assets	$123,732

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2004, the Company entered into a Collaborative Development and Marketing Agreement (the “Agreement”) with Palatin Technologies, Inc. (“Palatin”), to jointly develop and, on obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide compound, which was formerly known as PT-141, for the treatment of male and female sexual dysfunction, for $20,000 plus acquisition costs of $498. At the time of closing King received 1,176,125 shares of Palatin common stock and 235,225 warrants for the right to purchase Palatin common stock. Of the total purchase price, $3,093 was allocated to the common stock, $260 was allocated to the warrants, and the remaining $17,145 was allocated to in-process research and development. During the third quarter of 2005, King invested an additional $10,000 in Palatin under the terms of this collaboration agreement. King received 4,499,336 shares of common stock and 719,894 warrants for the right to purchase Palatin Technologies, Inc. common stock. Of the total investment, $9,149 was allocated to the common stock and $851 was allocated to the warrants. Pursuant to the terms of the Agreement, Palatin granted the Company a co-exclusive license with Palatin to bremelanotide in North America and an exclusive right to collaborate in the licensing or sublicensing of bremelanotide with Palatin outside North America.

In August 2007, representatives of the FDA communicated serious concerns about the lack of an acceptable benefit/risk ratio to support the progression of the proposed bremelanotide program into Phase III studies for erectile dysfunction (“ED”). After reviewing the data generated in the Phase I and II studies, the FDA questioned the overall efficacy results and the clinical benefit of this product in both the general and diabetic ED populations, and cited blood pressure increases as its greatest safety concern.

In light of the FDA’s comments, and after discussions with Palatin, in September 2007, the Company provided notice to Palatin that the Company was terminating the Agreement. The termination became effective in December 2007. The Company has no further obligation to Palatin other than various immaterial obligations related to the wind-down of the collaboration.

At December 31, 2007, the Company holds 5,675,461 shares of common stock of Palatin as well as 719,894 warrants to purchase Palatin common stock. For additional information, please see Note 5.

In May 2007, the Company entered into a Product Development Agreement with Mutual Pharmaceutical Company (“Mutual”) and United Research Laboratories (“United”) to jointly research and develop one or more improved formulations of metaxalone. Under this agreement, the Company sought Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United’s rights in intellectual property pertaining to these formulations. The Company paid $3,100 to Mutual for previously incurred development expenses, which was recorded as in-process research and development in the branded pharmaceutical segment. Development activities under this agreement ceased in December 2007.

In September 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s product Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289,732, consisting of $289,332 in cash consideration and $400 for the assumption of a short-term liability. Additionally, the Company incurred acquisition costs of $6,765. Of the cash payments made to Ligand, $15,000 was set aside in an escrow account to fund potential liabilities Ligand could later owe the Company, of which $7,500 was released to Ligand in each the third quarter of 2007 and the first quarter of 2008.

As part of the transaction, the Company has agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. The royalty the Company will pay to Ligand consists

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the transaction, in October 2006, the Company entered into a loan agreement with Ligand for the amount of $37,750. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. In January 2007, Ligand repaid the principal amount of the loan of $37,750 and accrued interest of $883. Pursuant to the terms of the loan agreement with Ligand, the Company forgave the interest on the loan and repaid Ligand the interest at the time of closing the transaction to acquire Avinza®. Accordingly, the Company has not recognized interest income on the related note receivable.

The allocation of the initial purchase price and acquisition costs is as follows:

Intangible assets	$285,700
Goodwill	7,997
Inventory	2,800

$296,497

At the time of the acquisition, the intangible assets were assigned useful lives of 10.75 years. The acquisition is allocated to the branded pharmaceuticals segment. The goodwill recognized in this transaction is expected to be fully deductible for tax purposes. The Company financed the acquisition using available cash on hand.

In January 2007, the Company obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which the Company markets as Thrombi-PadTM and Thrombi-Gel®. The license also includes a product the Company expects to market as Thrombi-PasteTM, which is currently in development. Each of these products includes the Company’s Thrombin-JMI® topical hemostatic agent product as a component. Vascular Solutions will manufacture the products for the Company. Upon acquisition of the license, the Company made an initial payment to Vascular Solutions of $6,000, a portion of which is refundable in the event FDA approval for certain of these products is not received. During the second quarter of 2007, the Company made an additional milestone payment of $1,000. In addition, the Company could make additional milestone payments of up to a total of $1,000.

In March 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $682. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. As of December 31, 2007, the Company has incurred a total of $5,371 for these earn-out payments. The aggregate of these payments will not exceed $13,164.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the initial purchase price and acquisition costs is as follows:

Intangible assets	$23,985
Inventory	618
Fixed assets	3

$24,606

At the time of the acquisition, the intangible assets were assigned useful lives of 9.8 years. The acquisition is allocated to the Meridian Auto-Injector segment. The Company financed the acquisition using available cash on hand.

In February 2006, the Company entered into a collaboration with Arrow International Limited and certain of its affiliates, excluding Cobalt Pharmaceuticals, Inc. (collectively, “Arrow”), to commercialize one or more novel formulations of ramipril, the active ingredient in the Company’s Altace® product. Under a series of agreements, Arrow granted King rights to certain current and future New Drug Applications regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for King. However, under certain conditions King may manufacture and supply the formulations of ramipril.

Upon execution of the agreements, King made an initial payment to Arrow of $35,000. During the fourth quarter of 2006 and the first quarter and second quarters of 2007, the Company made additional payments of $25,000 in each of the three quarters to Arrow. Additionally, Arrow will earn fees for the manufacture and supply of the new formulations of ramipril.

In connection with the agreement with Arrow, the Company recognized the above payments and future payments totaling $110,000 as in-process research and development expense during 2006. This amount was expensed as in-process research and development as the project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded pharmaceutical segment. This project includes a New Drug Application (“NDA”) filed by Arrow for a tablet formulation of ramipril in January 2006 (the “Ramipril Application”). At the time of the acquisition, the success of the project was dependent on additional development activities and FDA approval. The FDA approved the Ramipril Application on February 27, 2007. Arrow granted the Company an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed amended Ramipril Application for the amount of $5,000. In April 2007, the Company exercised its option and paid $5,000 to Arrow. As a result, the Company owns the entire right, title and interest in and to the NDA. The Company launched the Altace® tablet formulation during the first quarter of 2008.

In June 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement as amended. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. In July 2006 the Company entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace® which extended the term to December 31, 2010. Effective January 1, 2007, the Company assumed full responsibility for selling and marketing Altace®. For the full 2006 year, the Wyeth sales force co-promoted the product with King and Wyeth shared

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the marketing expenses. Under the Amended Co-Promotion Agreement, the Company will pay or has paid Wyeth a reduced annual fee as follows:

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

In December 2005, the Company entered into a co-exclusive license agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. The intellectual property licensed to King relates to the potential for improved dosing and administration of metaxalone. The Company paid Mutual an upfront payment of $35,000 and began paying royalties on net sales of products containing metaxalone on January 1, 2006. This royalty increased in the fourth quarter of 2006 due to the achievement of a certain milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future.

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

During the fourth quarter of 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize Remoxytm and other abuse-resistant opioid painkillers. Remoxytm is an investigational drug in late-stage clinical development by Pain Therapeutics for the treatment of moderate to severe chronic pain. The Company paid $150,000 on entry into the strategic alliance plus acquisition costs of approximately $3,700 and made a milestone payment of $5,000 in July 2006. In addition, the Company could make additional milestone payments of up to $145,000 in cash based on the successful clinical and regulatory development of Remoxytm and other abuse-resistant opioid products. This includes a $15,000 cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15,000 upon its approval. The Company is responsible for all research and development expenses related to this alliance. After regulatory approval and commercialization of Remoxytm or other abuse-resistant opioid products developed through this alliance, the Company will pay a royalty of 15% of cumulative net sales up to $1,000,000 and 20% of cumulative net sales over $1,000,000. King is also responsible for the payment of third-party royalty obligations of Pain Therapeutics related to products developed under this collaboration. The Company determined Pain Therapeutics is a variable interest entity, but the Company is not considered to be the primary beneficiary of this entity. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of this entity into the Company’s consolidated financial statements.

In connection with the strategic alliance with Pain Therapeutics, the initial collaboration fee and acquisition costs of $153,711 were classified as in-process research and development in the accompanying financial statements. The value of the in-process research and development project was expensed on the date

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of acquisition as it had not received regulatory approval and had no alternative future use. Remoxytm has successfully completed Phase III of clinical development and Pain Therapeutics expects to file an NDA in the second quarter of 2008. The Company currently anticipates obtaining FDA approval in 2009. The Company believes there is a reasonable probability of completing the project successfully. However, the success of the project depends on regulatory approval and the ability to successfully manufacture the product. The in-process research and development is part of the branded pharmaceutical segment.

In June 2003, the Company acquired the primary care business of Elan Corporation, plc (“Elan”) and of some of its subsidiaries in the United States and Puerto Rico, including the rights to Sonata® and Skelaxin® and rights pertaining to potential new formulations of these products, together with Elan’s United States primary care field sales force. In connection with this acquisition, $163,416 was placed into escrow to satisfy the deferred obligations to Wyeth that were assumed by the Company in connection with the acquisition. Since the Company was entitled to the interest income and can direct investments of the escrow fund, the Company included the escrow amount in current restricted cash and other long-term assets as restricted cash. The $163,416 placed into escrow was included in the purchase price as liabilities acquired. These deferred obligations were payable on a quarterly basis through March 2005. During 2005, 2004 and 2003, the deferred obligation paid to Wyeth from funds in escrow was $29,605, $66,060 and $67,751, respectively.

In December 2002, the Company acquired the exclusive rights to Synercid® from Sanofi-Aventis. As additional consideration to Sanofi-Aventis for Synercid®, the Company agreed to potential milestone payments totaling $75,000. On December 31, 2005, December 31, 2004, and December 31, 2003, the Company paid Sanofi-Aventis milestone payments of $18,600, $21,200, and $10,300, respectively, for the continued recognition of Synercid® as an effective treatment for vancomycin-resistant enterococcus faecium. The remaining $25,000 milestone is payable to Sanofi-Aventis if Synercid® should receive FDA approval to treat methicillin resistant staphylococcus aureus, or King will pay Sanofi-Aventis a one-time payment of $5,000 the first time during any twelve-month period net sales of Synercid® exceed $60,000, and a one-time payment of $20,000 the first time during any twelve-month period net sales of Synercid® exceed $75,000.

11.	Intangible Assets and Goodwill

Intangible assets consist of the following:

	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$890,117	$407,290	$1,152,433	$371,410
Patents	450,274	152,412	272,833	202,873
Other intangibles	2,139	1,854	9,459	9,051

Total intangible assets	$1,342,530	$561,556	$1,434,725	$583,334

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $132,138, $105,764 and $116,313, respectively. Estimated annual amortization expense for intangible assets owned by the Company at December 31, 2007 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31,	Amount

2008	$113,494
2009	76,924
2010	76,638
2011	76,638
2012	76,638

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2008, the Company entered into an agreement with CorePharma, LLC (“CorePharma”) providing CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012, or earlier under certain conditions. As a result, the Company decreased the estimated remaining useful life of Skelaxin.

In December 2007, the Company’s ‘722 Patent that covered the Company’s Altace® product was invalidated by the Circuit Court. For additional information please see Note 3. As a result of the invalidation of the ‘722 Patent, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company reduced the estimated remaining useful life of this product and forecasted net sales. This decrease in estimated remaining useful life and forecasted net sales reduced the estimated undiscounted future cash flows associated with the Altace® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $146,444 during 2007 to reflect the estimated fair value of these assets. The Company determined the fair value of these assets based on estimated discounted future cash flows.

During the second quarter of 2007, the Company made the decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane as a propellant. As a result, the Company lowered its future sales forecast for this product in the second quarter of 2007 and decreased the estimated remaining useful life of the product. During the fourth quarter of 2006, the Company lowered its future sales forecast for Intal® and Tilade® and decreased the estimated remaining useful life of the products as a result of prescriptions not meeting expectations. These decreases reduced the estimated undiscounted future cash flows associated with the Intal® and Tilade® intangible assets to a level below their carrying value. Accordingly, the Company recorded intangible asset impairment charges of $29,259 during the second quarter of 2007 and $47,563 during the fourth quarter of 2006 to adjust the carrying value of Intal® and Tilade® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Intal® and Tilade® based on estimated discounted future cash flows.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The Company determined the fair value of the intangible assets associated with the markets for Synercid® outside the United States based on their estimated discounted future cash flows.

Altace®, Intal®, Tilade®, Sonata®, Corzide®, and Synercid® are included in the Company’s branded pharmaceuticals reporting segment.

As of December 31, 2007, the net intangible assets associated with Synercid® totals approximately $76,368. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at December 31, 2007 and 2006 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill at December 31, 2007	$20,740	$108,410	$129,150

Goodwill at December 31, 2006	$12,742	$108,410	$121,152

12.	Lease Obligations

The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to five years. Estimated future minimum lease payments as of December 31, 2007 for leases with initial or remaining terms in excess of one year are as follows:

2008	$11,846
2009	11,812
2010	10,141
2011	10,139
2012	10,423
Thereafter	18,006

Lease expense for the years ended December 31, 2007, 2006 and 2005 was approximately $13,182, $12,610 and $12,085, respectively.

13.	Accrued Expenses

Accrued expenses consist of the following:

	2007	2006

Rebates	$117,199	$105,620
Accrued co-promotion fees	32,720	60,191
Product returns	32,860	42,001
Chargebacks	11,120	13,939
Elan settlement	—	50,128
Arrow accrual (see Note 10)	—	50,000
Other	182,705	188,258

	$376,604	$510,137

Elan was working to develop a modified release formulation of Sonata® (“Sonata® MR”), pursuant to an agreement with the Company (“Sonata MR Development Agreement”). In early 2005, the Company advised

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Elan that the Company considered the Sonata® MR Development Agreement terminated for failure to satisfy the required target product profile. Elan disputed the termination and initiated an arbitration proceeding. During December of 2006, the arbitration panel reached a decision in favor of Elan and ordered the Company to pay Elan certain milestone payments and other research and development-related expenses of approximately $49,800, plus interest from the date of the decision. In January 2007, the Company paid Elan approximately $50,100, which included interest of approximately $400.

14.	Long-Term Debt

Long-term debt consists of the following:

	2007	2006

Convertible senior notes(a)	$400,000	$400,000
Convertible debentures(b)	—	—
Senior secured revolving credit facility(c)	—	—

Total long-term debt	400,000	400,000
Less current portion	—	—

Long-term portion	$400,000	$400,000

(a)	During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s domestic subsidiaries on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

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

(b)	During the fourth quarter of 2001, the Company issued $345,000 of 2 3/4% Convertible Debentures due November 15, 2021 (“Debentures”). On March 29, 2006, the Company repurchased $165,000 of the Debentures prior to maturity for $163,350, resulting in a gain of $1,650. In addition, the Company wrote off deferred financing costs of $628 relating to the repurchased Debentures. On June 2, 2006, the Company completed a tender offer, repurchasing $175,743 of the Debentures at a purchase price of $175,084, resulting in a gain of $659. In addition, the Company wrote off financing costs of $1,053 relating to the repurchased Debentures. On May 16, 2006, the interest rate on the Debentures was reset to 3.5%. On November 20, 2006 the Company redeemed the remaining Debentures of $4,257 at a price of 100% of the principal amount plus accrued interest.

(c)	On April 23, 2002, the Company established a $400,000 five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007 (the “2002 Credit Facility”). On April 19, 2007, this facility was terminated and replaced with a new $475,000 five-year Senior Secured Revolving Credit Facility which matures in April 2012 (the “2007 Credit Facility”). The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of the Company’s domestic subsidiaries and by a pledge of 65% of the equity of the Company’s foreign subsidiaries. The Company’s obligations under this facility are unconditionally guaranteed on a senior basis by four of the Company’s subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc. The 2007 Credit Facility accrues interest either, at the Company’s option, (a) at the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio), or (b) at the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (x) unused commitments under the facility and (y) letters of credit outstanding. The facility provides availability for the issuance of up to $30,000 in letters of credit. The Company incurred $1,527 of deferred financing costs in connection with the establishment of this facility, which the Company will amortize over five years, the life of the facility. This facility requires the Company to maintain a minimum net worth of no less than $1,500,000 plus 50% of the Company’s consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of December 31, 2007, the Company has complied with these covenants.

Amortization expense related to deferred financing costs was $2,056, $2,874 and $3,096 for 2007, 2006 and 2005, respectively, and is included in interest expense.

For the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest of approximately $279, $1,243, and $1,720, respectively, related to construction in process.

Accrued interest as of December 31, 2007 and 2006 was $1,236 and $1,236, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Other Liabilities

Other liabilities consist of the following:

	2007	2006

Deferred revenue from co-promotion revenue fees	$9,359	$14,038
Income taxes payable	42,353	—
Non-qualified deferred compensation	4,739	2,392
Other	6,529	6,699

	$62,980	$23,129

16.	Financial Instruments

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

Long-Term Debt.  The fair value of the Company’s long-term debt, including the current portion, at December 31, 2007 and 2006 is estimated to be approximately $340,000 and $391,496, respectively, using quoted market price.

17.	Income Taxes

The net income tax expense from continuing operations is summarized as follows:

	2007	2006	2005

Current
Federal	$144,655	$169,130	$124,799
State	5,453	4,575	5,076

Total current	$150,108	$173,705	$129,875

Deferred
Federal	$(83,690)	$(36,281)	$(72,458)
State	1,182	(1,694)	4,068

Total deferred	$(82,508)	$(37,975)	$(68,390)

Total expense	$67,600	$135,730	$61,485

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income from continuing operations before income taxes is as follows:

	2007	2006	2005

Federal statutory tax rate	35%	35.0%	35.0%
State income taxes, net of federal benefit	2.7	0.7	5.1
Charitable donations	—	(0.9)	(5.4)
Domestic Manufacturing Deduction	(3.7)	(1.2)	(1.6)
Tax-exempt interest income	(5.4)	(2.0)	(2.2)
Other	(1.6)	0.4	3.6

Effective tax rate	27.0%	32.0%	34.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2007	2006

Accrued expenses and reserves	$98,483	$83,723
Net operating losses	1,824	3,048
Intangible assets	353,250	275,798
Charitable contribution carryover	3,576	22,274
Other	31,812	10,596

Total deferred tax assets	488,945	395,439
Valuation allowance	(9,094)	(8,085)

Net deferred tax assets	479,851	387,354

Property, plant and equipment	(20,069)	(26,755)
Other	(15,944)	(7,054)

Total deferred tax liabilities	(36,013)	(33,809)

Net deferred tax asset	$443,838	$353,545

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1,523 increase to the net liability for unrecognized tax positions, which was recorded as a reduction to the opening balance of retained earnings as of January 1, 2007. The total gross liability under FIN 48, as of January 1, 2007, was $44,291, including interest and penalties of $4,842 and $2,702, respectively.

As of December 31, 2007, the total gross liability under FIN 48 was $44,946. The total amount of unrecognized tax benefits excluding the impact of penalties and interest as of December 31, 2007 was $26,126, all of which would benefit the effective tax rate if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During the year ended December 31, 2007, the Company recognized approximately $2,892 in interest and penalties. The Company’s Consolidated Balance Sheet as of December 31, 2007 includes interest and penalties of $7,409 and $3,027, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For
Unrecognized
Tax Benefits

Balance at January 1, 2007	$36,748
Additions based on tax positions of the current year	5,279
Additions for tax positions of prior years	51
Reduction for expiration of applicable Statute of Limitations	(7,568)

Balance at December 31, 2007	$34,510

Included in the balance of gross unrecognized tax benefits at December 31, 2007 was $4,195 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised primarily of items related to expiring statutes.

As of December 31, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2004 through 2006, and to non-U.S. income tax examinations for the tax years of 2002 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2006.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has $1,081 of foreign operating and capital loss carryforwards which may be carried forward indefinitely; a valuation allowance has been provided for the loss carryforwards for which it is more likely than not that the related deferred tax assets will not be fully realized. The Company also has state net operating loss carryforwards of $50,424, which will expire between 2012 and 2020. Additionally, a valuation allowance has been provided against certain state deferred tax assets where it is more likely than not that the deferred tax asset will not be fully realized.

18.	Benefit Plans

The Company sponsors a defined contribution employee retirement savings 401(k) plan that covers all employees over 21 years of age. The plan allows for employees’ contributions, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 2007, 2006 and 2005 were $7,806, $5,904, and $4,953, respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary profit-sharing contributions during the years ended December 31, 2007, 2006 and 2005.

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

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 60 multi-plaintiff (approximately 1,100 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine, or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Thimerosal /Children’s Vaccine Litigation

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

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 23 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 800 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 23 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court (“MDL”) has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The MDL trials against Wyeth have resulted in verdicts for Wyeth with the exception of one trial. The Philadelphia trials have resulted in one verdict for and several verdicts adverse to Wyeth. All of the verdicts adverse to Wyeth have been set aside based on post-trial motions. Wyeth recently lost a large verdict in Nevada but the appeal status of that verdict has not been fully determined. Pfizer’s only trial, in Philadelphia, Pennsylvania, resulted in a plaintiff’s verdict. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Average Wholesale Price Litigation

In August 2004, the Company and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly-owned subsidiary of the Company, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in Federal Court in the state of New York. NYC claims that the defendants fraudulently inflated their average wholesale prices (“AWP”) and fraudulently failed to accurately report their “best prices” and their average manufacturer’s prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits, and treble and punitive damages. The United States District Court for the District of Massachusetts has been established as the MDL Court for the case, In re: Pharmaceutical Industry Average Wholesale Pricing Litigation (the “MDL”).

Since the filing of the New York City case, forty-seven New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady cases, which were removed in October 2006 and remanded to State Court in September 2007. The allegations in all of these cases are virtually the same as the allegations in the New York City case. A First Amended Consolidated Complaint was filed for most of the New York counties. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counter-claim for return of rebates overpaid to the State. Alabama filed a motion to dismiss the counter-claim which was granted. The Company perfected its appeal of that ruling. Briefing in the appeal to the Alabama Supreme Court is complete. No oral argument date has been set. In a separate appeal of a motion to sever denied by the Court, the Alabama Supreme Court severed all defendants into single-defendant cases. The Trial Court consolidated AstraZeneca International, Novartis Pharmaceuticals and SmithKline Beecham Corporation for trial set to begin on February 11, 2008. The Alabama Supreme Court stayed the consolidation order. Trial against AstraZeneca only proceeded and a jury verdict against AstraZeneca resulted. AstraZeneca stated it would appeal the verdict. The Company and Monarch have requested a stay pending their appeal.

In October 2005, the State of Mississippi filed a lawsuit in State Court against the Company, Monarch and eighty-four other defendants and alleged fourteen causes of action. Many of those causes of action allege

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that all defendants fraudulently inflated the AWPs and wholesale acquisition costs (“WACs”) of their products. A motion to dismiss the criminal statute counts and a motion for more definite statement were granted. Mississippi was required to file an amended complaint and in doing so dismissed the Company and Monarch from the lawsuit without prejudice. These claims could be refiled.

A co-defendant removed the Alabama and Mississippi cases to Federal Court on October 11, 2006. The Alabama case was remanded to State Court on November 2, 2006. The Mississippi case was remanded to State Court on September 17, 2007. Discovery is proceeding in the Alabama case and has begun in New York. Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s. The Company has filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL. The relief sought in all of these cases is similar to the relief sought in the New York City lawsuit. The Company does not expect any of its trials to be set in the next year. The Company intends to defend all of the AWP lawsuits vigorously but is currently unable to predict the outcome or reasonably estimate the range of potential loss, if any.

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

The individual purportedly acting as a “relator” under the False Claims Act appealed certain decisions of the District Court denying the relator’s request to be compensated out of the approximately $31,000 that was paid by the Company to those states that do not have legislation providing for a “relator’s share.” On July 16, 2007, the Court of Appeals affirmed the District Court’s decision in all respects and denied the relator’s assertions with respect to the Company. The relator exhausted his limited rights to appeal the Court of Appeals’ decision and the Company considers this matter concluded.

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

SEC Investigation

As previously reported, the Securities and Exchange Commission (the “SEC”) had also been conducting an investigation relating to the Company’s underpayments to governmental programs and to the Company’s previously disclosed errors relating to reserves for product returns. On December 12, 2007, the Company received notice from the Staff of the SEC that the investigation was closed.

Securities and Derivative Litigation

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In November 2005, the parties agreed to submit the matter to non-binding mediation. After an extensive mediation process, an agreement in principle to settle the litigation was reached on April 26, 2006. On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On January 9, 2007, the Court granted final approval of the Settlement Agreement. The Settlement Agreement provides for a settlement amount of $38,250 which has been fully funded by the Company’s insurance carriers on the Company’s behalf.

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and the Company’s independent auditor and to add additional claims. Following negotiations among the parties, this motion was granted in part, but it was denied with respect to naming as defendants additional current and former officers and directors of the Company. Trial is scheduled to begin on September 22, 2008. The parties engaged in non-binding mediation in January 2008 but were unable to reach a resolution. Discussions between the parties continue.

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

The Company is currently unable to predict the outcome of the pending litigation. If the Company were not to prevail in the pending litigation, its business, financial condition, results of operations and cash flows could be materially adversely affected.

Other Legal Proceedings

Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (the “FDA”) seeking permission to market a generic version of Altace®. The following U.S. patents are listed for Altace® in the FDA’s Approved Drug Products With Therapeutic Equivalence Evaluations (the “Orange Book”): United States Patent No. 5,061,722 (the “722 patent”), a composition of matter patent, and United States Patent No. 5,403,856 (the “856 patent”), a method-of-use patent, with expiration dates of October 2008

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and April 2012, respectively. Under the federal Hatch-Waxman Act of 1984, any generic manufacturer may file an ANDA with a certification (a “Paragraph IV certification”) challenging the validity or infringement of a patent listed in the FDA’s Orange Book four years after the pioneer company obtains approval of its New Drug Application (“NDA”). Cobalt filed a Paragraph IV certification alleging invalidity of the ‘722 patent, and Aventis Pharma Deutschland GmbH (“Aventis”) and the Company filed suit on March 14, 2003 in the District Court for the District of Massachusetts to enforce the rights under that patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Cobalt’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than February 5, 2003. That 30-month stay expired in August 2005 and on October 24, 2005, the FDA granted final approval of Cobalt’s ANDA. In March 2004, Cobalt stipulated to infringement of the ‘722 patent. Subsequent to filing its original complaint, the Company amended its complaint to add an allegation of infringement of the ‘856 patent. The ‘856 patent covers one of Altace®’s three indications for use. In response to the amended complaint, Cobalt informed the FDA that it no longer seeks approval to market its proposed product for the indication covered by the ‘856 patent. On this basis, the Court granted Cobalt summary judgment of non-infringement of the ‘856 patent. The Court’s decision does not affect Cobalt’s infringement of the ‘722 patent. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal. Pursuant to the dismissal agreement, on October 12, 2007, Cobalt sent the Company a 30-day written notice of its intent to launch its generic ramipril product, which product would not be supplied by the Company. Cobalt subsequently launched its generic ramipril product.

The Company has received civil investigative demands (“CIDs”) for information from the U.S. Federal Trade Commission (“FTC”). The CIDs requires the Company to provide information related to the Company’s collaboration with Arrow, the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. The Company is cooperating with the FTC in this investigation.

Lupin filed an ANDA with the FDA seeking permission to market a generic version of Altace® (“Lupin’s ANDA”). In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. In July 2005, the Company filed civil actions for infringement of the ‘722 patent against Lupin in the U.S. District Courts for the District of Maryland and the Eastern District of Virginia. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Lupin provided the Company with an automatic stay of FDA approval of Lupin’s ANDA for up to 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 8, 2005. On February 1, 2006, the Maryland and Virginia cases were consolidated into a single action in the Eastern District of Virginia. On June 5, 2006, the District Court granted King summary judgment and found Lupin infringed the ‘722 patent. On June 14, 2006, during the trial, the District Court dismissed Lupin’s unenforceability claims as a matter of law, finding the ‘722 patent enforceable. On July 18, 2006, the District Court upheld the validity of the ‘722 patent. Lupin filed a notice of appeal on July 19, 2006. All appellate briefing was completed as of March 19, 2007, and the Circuit Court heard oral arguments on July 12, 2007. On September 11, 2007, the Circuit Court reversed the decision of the District Court and invalidated the Company’s ‘722 patent. The decision applied the recent U.S. Supreme Court decision in KSR International Co. v. Teleflex Inc. to invalidate the patent on the basis of obviousness. The Company filed with the Circuit Court a petition for rehearing and rehearing en banc. Lupin filed its responsive brief on November 7, 2007. The Circuit Court denied the petition on December 3, 2007 and issued the judgment mandate on December 10, 2007.

Teva Pharmaceuticals USA (“Teva USA”) filed an ANDA with the FDA seeking permission to market a generic version of Altace®. On October 12, 2007, Teva USA informed the Company that Teva USA had filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent. The Company filed a patent infringement suit in the District of New Jersey on November 21, 2007. On January 4, 2008, the

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company filed a voluntary Notice of Dismissal without prejudice with the Court and the action was terminated.

Dr. Reddy’s Laboratories, Ltd., Dr. Reddy’s Laboratories, Inc., Actavis Elizabeth LLC and Ranbaxy Laboratories Limited have each filed an ANDA with the FDA seeking permission to market a generic version of Altace®. Except Cobalt, no other ANDA filer will receive final approval from the FDA prior to 180 days from December 10, 2007.

As of December 31, 2007, the Company had net intangible assets related to Altace® of $29,687.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ‘128 and ‘102 patents, and are alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg Skelaxin® product.

Pursuant to the Hatch-Waxman Act, the filing of the suit against CorePharma triggered an automatic stay of FDA approval of CorePharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than January 24, 2003. Also pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court on January 10, 2005, and has not expired yet. The Court lifted the tolling of the 30-month stay as of April 30, 2007, although the Court has reserved judgment on the length of the tolling period, the stay should not expire until early August 2009 unless the Court says otherwise. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. In January 2008, the Company entered into an agreement with CorePharma providing CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December, 2012 or earlier under certain conditions. On January 8, 2008, the parties in the CorePharma case stipulated to substitute the Company for Elan and the Company and CorePharma submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered the orders. On August 27, 2007, Eon served a motion for summary judgment on the issue of non-infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. King’s opposition brief is due March 28, 2008 and Eon’s reply is due April 11, 2008. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 12, 2004, the FDA sent a letter to the Company explaining that the Company’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age, and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a petition for stay of action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior petition for stay, supplement, and opposition to the Company’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. On February 13, 2007, the Company filed another supplement to the Company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission. On July 27, 2007 and January 24, 2008, Mutual filed two other Citizen Petitions in which it seeks a determination that Skelaxin® labeling should be revised to reflect the previously submitted data in its earlier submissions.

If the Company’s Amended Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. Net sales of Skelaxin® were $440,003 in 2007. As of December 31, 2007, the Company had net intangible assets related to Skelaxin® of $137,409. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA, seeking permission to market a generic version of Avinza®. U.S. Patent No. 6,066,339 (the “339 patent”), is a composition of matter patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a paragraph IV certification challenging the validity and alleging non-infringement of the ’339 patent, and the Company and Elan Pharma International LTD, the owner of the ’339 patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to enforce the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable, or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the Complaint and filed counterclaims of non-infringement and invalidity.

The Company intends to vigorously enforce its rights under the ‘339 patent to the full extent of the law. Net sales of Avinza® were $108,546 in 2007. As of December 31, 2007, the Company had net intangible assets related to Avinza® of $271,317. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Sicor Pharmaceuticals, Inc. (“Sicor Pharma”), a generic drug manufacturer located in Irvine California, filed an ANDA with the FDA seeking permission to market a generic version of Adenoscan®. U.S. Patent

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 5,070,877 (the “877 patent”), a method-of-use patent with an expiration date of May 2009, is assigned to the Company and listed in the FDA’s Orange Book entry for Adenoscan®. Astellas Pharma US, Inc. (“Astellas”) is the exclusive licensee of certain rights under the ‘877 patent and has marketed Adenoscan® in the U.S. since 1995. A substantial portion of the Company’s revenues from its royalties segment is derived from Astellas based on its net sales of Adenoscan®. Sicor Pharma has filed a Paragraph IV certification alleging invalidity of the ‘877 patent and non-infringement of certain claims of the ‘877 patent. The Company and Astellas filed suit against Sicor Pharma and its parents/affiliates Sicor, Inc., Teva Pharmaceuticals USA, Inc. (“Teva”) and Teva Pharmaceutical Industries, Ltd., on May 26, 2005 in the United States District Court for the District of Delaware to enforce their rights under the ‘877 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Sicor Pharma’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than April 16, 2005. On May 16, 2006, Sicor Pharma stipulated to infringement of the asserted claims of the ‘877 patent. Trial in this action began on February 12, 2007 and concluded on February 28, 2007. Post-trial briefing concluded in June 2007. Sicor is also involved in litigation with Item Development AB regarding U.S. Patent No. 5,731,296 (the “296 patent”), a method-of-use patent with an expiration date of March 2015, which is also listed in the Orange Book for Adenoscan®. Trial of the ‘296 patent occurred simultaneously with the ‘877 patent. Post-trial briefing for the ‘296 patent trial followed the same schedule as the ‘877 patent trial. On August 31, 2007, the parties entered into an agreement to allow Sicor to launch their generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions. The parties also agreed to terminate the two lawsuits. The agreement was subject to a 45-day review by the FTC and Department of Justice. That period ended October 20, 2007. On October 22, 2007, the parties submitted a stipulated entry of consent judgment to the Court, and on October 29, 2007 the consent judgement was entered and the cases were closed.

Teva filed an ANDA with the FDA seeking permission to market a generic version of Sonata®. In addition to its ANDA, Teva filed a Paragraph IV certification challenging the enforceability of U.S. Patent 4,626,538 (the “538 patent”) listed in the Orange Book, a composition of matter patent which expires in June 2008. In August 2005, King filed suit against Teva in the United States District Court for the District of New Jersey to enforce its rights under the ‘538 patent. Pursuant to the Hatch-Waxman Act, the filing of that suit provided the Company an automatic stay of FDA approval of Teva’s ANDA for 30 months (unless the patents are held invalid, unenforceable, or not infringed) from no earlier than June 21, 2005. On September 25, 2006, the parties filed a stipulation with the Court in which Teva admitted infringement of the ‘538 patent. In October 2006, Teva filed a summary judgment motion on the grounds that the ‘538 patent is unenforceable due to breach in the common ownership requirement for terminally disclaimed patents. The Company filed its opposition brief in November 2006. Oral argument was heard on January 10, 2007, and the Court subsequently denied Teva’s summary judgment motion. The Company has filed a motion for summary judgment to dispose of the case, and Teva filed a cross-motion for summary judgment. The Court granted the Company’s motion and denied Teva’s cross-motion on August 3, 2007. On August 14, 2007, judgment was entered declaring the validity of the ‘538 patent and enjoining Teva from entering the market prior to the expiration of the ‘538 patent. The parties entered into an agreement whereby the Company agreed not to pursue attorneys’ fees and Teva agreed not to appeal the decision.

In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Contingencies

The following summarizes the Company’s unconditional purchase obligations at December 31, 2007:

2008	$151,499
2009	54,886
2010	38,938
2011	13,408
2012	10,590
Thereafter	34,820

Total	$304,141

The unconditional purchase obligations of the Company are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to the Company’s branded pharmaceutical products and commitments associated with research and development projects.

The Company has a supply agreement with a third party to produce ramipril, the active ingredient in Altace®. This supply agreement requires the Company to purchase certain minimum levels of ramipril as long as the Company maintains market exclusivity for Altace® in the United States, and thereafter the parties must negotiate in good faith the annual minimum purchase quantities. In September 2007, the Company’s ‘722 Patent that covered the Company’s Altace® product was invalidated by the Circuit Court. For additional information please see Note 3.

As a result of the invalidation of the ‘722 Patent, the Company concluded that it has more Altace® raw material inventory than is required to meet anticipated future demand for the product. As a result, the Company recorded a charge of $25,755 for the Company’s estimated remaining minimum purchase requirements for excess Altace® raw material associated with this supply agreement. This charge is included in cost of revenues, exclusive of depreciation, amortization and impairments on the Consolidated Statements of Income. For additional information please see Note 8.

The Company has supply agreements with two third parties to produce metaxalone, the active ingredient in Skelaxin®. These supply agreements require the Company to purchase certain minimum levels of metaxalone and expire in 2008 and 2010. If sales of Skelaxin® are not consistent with current forecasts, the Company could incur losses in connection with purchase commitments for metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

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

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products that are separately categorized into neuroscience, hospital, acute care, and legacy products. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution, and types of customer. Meridian develops, manufactures, and sells to both commercial and government markets pharmaceutical products that are administered

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with an auto-injector. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

The following represents selected information for the Company’s reportable segments for the periods indicated:

	For the Years Ended December 31,
	2007	2006	2005

Total revenues:
Branded pharmaceuticals	$1,857,813	$1,724,701	$1,542,124
Meridian Auto-Injector	183,860	164,760	129,261
Royalties	82,589	80,357	78,128
Contract manufacturing(1)	707,667	555,362	601,404
All other	3,419	2,181	1,201
Eliminations(1)	(698,466)	(538,861)	(579,237)

Consolidated total revenues	$2,136,882	$1,988,500	$1,772,881

Segment profit:
Branded pharmaceuticals	$1,390,306	$1,407,024	$1,319,200
Meridian Auto-Injector	107,810	90,185	66,303
Royalties	72,431	70,609	69,125
Contract manufacturing	(233)	(1,135)	(4,888)
All other	34	2,009	156
Other operating costs and expenses	(1,342,835)	(1,166,146)	(1,269,817)
Other income (expense)	23,305	21,766	(1,964)

Income from continuing operations before tax	$250,818	$424,312	$178,115

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31,
	2007	2006

Total assets:
Branded pharmaceuticals	$3,097,153	$2,994,580
Meridian Auto-Injector	299,098	294,455
Royalties	30,562	21,626
Contract manufacturing	9	18,870
All other	—	—

Consolidated total assets	$3,426,822	$3,329,531

(1)	Contract manufacturing revenues include $698,466, $538,861 and $579,237 of intercompany sales for the years ended December 31, 2007, 2006 and 2005, respectively.

The following represents branded pharmaceutical revenues by therapeutic area:

	For the Years Ended December 31,
	2007	2006	2005

Total revenues:
Neuroscience	$627,244	$500,982	$427,767
Hospital	292,380	274,136	241,498
Acute care	77,678	63,776	72,694
Legacy:
Cardiovascular/metabolic	809,888	829,166	749,352
Other	50,623	56,641	50,813

Consolidated branded pharmaceutical revenues	$1,857,813	$1,724,701	$1,542,124

Capital expenditures of $49,602, $45,816 and $53,290 for the years ended December 31, 2007, 2006 and 2005, respectively, are substantially related to the branded pharmaceuticals and contract manufacturing segments.

21.	Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires the recognition of the fair value of stock-based compensation in net earnings. The Company adopted SFAS No. 123(R) using the modified prospective application transition method and therefore the Company’s prior period condensed consolidated financial statements have not been restated and do not reflect the recognition of stock-based compensation costs. The Company elected to use the alternative short cut method described in FASB Staff Position 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, for determining the pool of available paid in capital against which any future tax benefit deficiencies arising from the exercise of options may be offset.

For the years ended 2007 and 2006, the Company incurred $27,652 and $21,130, respectively, of compensation costs and $10,015 and $6,610, respectively, of income tax benefits related to the Company’s stock-based compensation arrangements, which together reduced both basic and diluted income per common share by $0.07 and $0.06, respectively. In addition, the Company in 2006 recognized compensation expense of $3,588 as a result of a review of historical equity-based compensation grants. For further discussion, please see “Review of Historical Equity-Based Compensation Grants” below. Prior to the Company’s adoption of SFAS No. 123(R), it accounted for stock options under the disclosure-only provision of SFAS No. 123,

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounting for Stock Based Compensation, as amended by SFAS No. 148. Under the disclosure-only provision of SFAS No. 123, no compensation cost was recognized for stock options granted prior to January 1, 2006. SFAS No. 123(R) applies to options granted or modified on or after January 1, 2006. Additionally, compensation costs for options that were unvested as of January 1, 2006 must be recognized over their remaining service period.

Prior to the Company’s adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. During 2007 and 2006, tax benefits in excess of recognized compensation costs associated with stock option exercises were $705 and $484, respectively, and are reflected as cash inflows from financing activities.

For the year ended 2005, had compensation costs for the Company’s stock compensation plans been recognized for options granted, consistent with SFAS No. 123, the Company’s net income, basic income per common share and diluted income per common share would include adjustments for the following pro forma amounts:

2005

Net income:
As reported	$117,833
Add: Stock based employee compensation included in net income	1,220
Less: Stock based employee compensation for all awards	7,942

Pro forma	$111,111

Basic income per share:
As reported	$0.49

Pro forma	$0.46

Diluted income per share:
As reported	$0.49

Pro forma	$0.46

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

LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. The Company has granted LPUs with two different performance criteria. LPUs were granted with a one-year performance cycle, followed by a two-year restriction period, at the end of which shares of common stock will be earned based on operating targets. LPUs were also granted based on a three-year performance cycle, at the end of which shares of common stock will be earned based on market-related performance targets over a three-year performance period. At the end of the applicable performance period, the number of shares of common stock awarded is determined by adjusting upward or downward from the performance target in a range between 0% and 200%. The final performance percentage, on which the number of shares of common stock issued is based, considering performance metrics established for the performance period, would be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following activity has occurred under the Company’s existing plans:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock Awards:
Nonvested balance at December 31, 2006	819,242	$16.46
Granted	2,064,210	12.72
Vested	(56,184)	16.05
Forfeited	(69,332)	16.55

Nonvested balance at December 31, 2007	2,757,936	$13.67

Restricted Stock Units:
Nonvested balance at December 31, 2006	45,168	$17.26
Granted	41,069	20.45
Vested	(45,168)	17.26
Forfeited	—	—

Nonvested balance at December 31, 2007	41,069	$20.45

Long-Term Performance Unit Awards (one-year performance cycle):
Nonvested balance at December 31, 2006	1,005,000	$19.68
Granted	1,162,265	19.29
Vested	(54,512)	19.59
Forfeited	(184,088)	19.53

Nonvested balance at December 31, 2007	1,928,665	$19.52

Long-Term Performance Unit Awards (three-year performance cycle):
Nonvested balance at December 31, 2006	97,596	$29.93
Granted	196,889	29.07
Vested	(3,269)	29.90
Forfeited	(13,591)	29.88

Nonvested balance at December 31, 2007	277,625	$29.39

As of December 31, 2007, there was $28,234 of total unrecognized compensation costs related to RSAs which the Company expects to recognize over a weighted average period of 2.46 years. The expense recognized over the service period includes an estimate of awards that will be forfeited. Previously, the Company recorded the effect of forfeitures as they occurred. The cumulative effect of changing from recording forfeitures related to restricted stock awards as they occurred to estimating forfeitures during the service period was immaterial. As of December 31, 2007, there was $277 of total unrecognized compensation costs related to RSUs which the Company expects to recognize over a weighted average period of 0.33 years. As of December 31, 2007, there was $25,087 of total unrecognized compensation costs related to LPUs which the Company expects to recognize over a weighted average period of 1.26 years.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	2007	2006	2005

Expected volatility	43.7%	52.4%	46.52%
Expected term (in years)	6	6	4
Risk-free interest rate	4.40%	4.64%	4.24%
Expected dividend yield	0.00%	0.00%	0.00%

For the years ended December 31, 2007 and 2006, the Company utilized the “short-cut” method to estimate the expected term for stock options granted. Stock options granted prior to 2004 did not have similar vesting characteristics as those granted in the most recent periods and generally vested at the date of grant. The stock options granted after January 1, 2004 generally vest in thirds on each of the first three anniversaries of the grant date. As a result, the data required to estimate the post-vesting exercise behavior was not sufficient to calculate a historical estimate. The short-cut method allows the Company to estimate the expected term using the average of the contractual term and the vesting period. The expected volatility is determined based on the historical volatility of King common stock over the expected term. The risk-free rate is based on the U.S. Treasury rate for the expected term at the date of grant.

A summary of option activity under the plans for 2007 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding options, December 31, 2006,	6,286,127	$18.72	6.79	$5,453
Granted	400,510	18.87
Exercised	(707,566)	15.55
Expired	(840,357)	23.41
Forfeited	(174,284)	16.10
Outstanding options, December 31, 2007	4,964,430	$18.37	5.72	$461
Exercisable, December 31, 2007	3,516,039	$18.52	5.77	$444
Expected to vest, December 31, 2007	1,378,488	$17.99	5.63	$2

As of December 31, 2007, there was $5,122 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.61 years.

Cash received from stock option exercises for 2007 was $11,170. The income tax benefits from stock option exercises for 2007 totaled $146.

During the year ended December 31, the following activity occurred under the Company’s plans which cover stock options, RSAs and LPUs:

2007

Total intrinsic value of stock options exercised	$1,779
Total fair value of RSAs vested	$985
Total fair value of LPUs vested	$1,288

As of December 31, 2007, an aggregate of 23,217,645 shares were available for future grant under the Company’s stock plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the King Pharmaceuticals, Inc. Incentive Plan.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Review of Historical Equity-Based Compensation Grants

In light of widespread coverage in the media and elsewhere concerning the backdating of stock options and similar issues at other public companies, in 2006 the Audit Committee of the Company’s Board of Directors conducted a voluntary review of the Company’s practices with respect to granting equity-based compensation. The Audit Committee’s review was conducted with the assistance of outside counsel. The Audit Committee concluded that there was no fraud or manipulation of financial results with the intent to mislead investors, however, the review uncovered immaterial errors associated with option grants.

Based on the Audit Committee’s findings, the Company recognized aggregate non-cash compensation expense of $3,588 during 2006 to correct immaterial understatements of compensation expense of: $3,166 in 2000, $304 in 2001, $111 in 2002, $1 in 2003, $2 in 2005 and $4 in 2006. The cumulative charge was recorded in the third quarter of 2006 because the amount of the stock option compensation expense attributable to the prior periods was not material to any previously reported historical period, was not material to the three- or nine-month period ended September 30, 2006 and is not material to the fiscal year ended December 31, 2006.

22.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 15 million shares of “blank-check” preferred stock, the terms and conditions of which will be determined by the Board of Directors. As of December 31, 2007 and 2006, there were no shares issued or outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	2007	2006

Net unrealized (losses) gains on marketable securities, net of tax	$—	$(615)
Foreign currency translation	1,957	333

	$1,957	$(282)

23.	Income per Common Share

The basic and diluted income per common share was determined based on the following share data:

	2007	2006	2005

Basic income per common share:
Weighted average common shares	242,854,421	242,196,414	241,751,128

Diluted income per common share:
Weighted average common shares	242,854,421	242,196,414	241,751,128
Effect of stock options	402,208	304,004	152,252
Effect of dilutive share awards	872,765	298,575	—

Weighted average common shares	244,129,394	242,798,993	241,903,380

For the year ended December 31, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 3,014,058 shares of common stock, 271,808 RSAs and 673,147 LPUs. For the year ended December 31, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included options to purchase 5,621,470 shares of common stock, 2,573 RSAs and 111,990 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies (see Note 14). Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the 2006 and 2007 years.

The weighted average stock options that were anti-dilutive at December 31, 2005 were 5,469,722. As of December 31, 2005, the Debentures could also be converted into 6,877,990 shares of common stock in the future, subject to certain contingencies outlined in the indenture. Because the convertible debentures were anti-dilutive, they were not included in the calculation of diluted income per common share.

24.	Recently Issued Accounting Standards

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, Accounting for Income Taxes, that seeks to reduce the variability in practice associated with measurement and recognition of tax benefits. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In 2007, the Company recorded the cumulative effect of applying FIN 48 of $1,523 as a reduction to the opening balance of retained earnings. The total gross liability under FIN 48 as of January 1, 2007 was $44,291. See Note 17 for additional information.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements (“Issue 07-01”). Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable Generally Accepted Accounting Principles (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Issue 07-01 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the effect of Issue 07-01 on its financial statements and is planning to adopt this standard in the first quarter of 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). This statement establishes accounting and reporting standards that require that the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. SFAS No. 160 also requires that any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value when a subsidiary is deconsolidated. SFAS No. 160 also sets forth the disclosure requirements to identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. SFAS No. 160 must be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements are applied retrospectively for all periods presented. The Company does not anticipate the adoption of SFAS 160 will have an effect on the financial statements.

25.	Restructuring Activities

Following the Circuit Court’s decision in September 2007 regarding the Company’s ‘722 Patent that covered the Company’s Altace® product (see Note 3), the Company developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care medicine. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company incurred total costs of approximately $65,000 associated with this initiative, including approximately $63,000 in restructuring charges, $1,000 in accelerated depreciation associated with general support assets and approximately $1,000 for implementation costs of reorganizing the sales teams.

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 520 employees, including approximately 440 people in our sales force. Restructuring charges also include contract termination costs, including the termination of the promotion agreement for Glumetzatm discussed below, and other exit costs associated with this initiative.

During the third and fourth quarters of 2007, the Company recorded employee termination costs of $15,655 and $14,892, respectively. Additionally, the Company incurred other exit costs of $1,626 in the fourth quarter of 2007 associated with this restructuring initiative. Substantially all of the employee termination costs and other exit costs are expected to be paid by the end of the first quarter of 2008.

In October 2007, the Company and Depomed, Inc. announced the termination of their promotion agreement for Glumetzatm. As a result, the Company incurred contract termination costs and other fees of $30,733 in the fourth quarter of 2007. Under the terms of the termination agreement, the Company fulfilled its promotion obligations through the end of 2007 and Depomed, Inc. was not required to pay the Company a promotion fee for the fourth quarter of 2007.

The implementation costs associated with reorganization of sales teams incurred in the fourth quarter of 2007 is reported in selling, general and administrative, exclusive of co-promotion fees.

In July 2007, the Company entered into an asset purchase agreement with JHP, pursuant to which JHP acquired the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there and the related contract manufacturing business. As a result of this sale, the Company incurred $4,612 in 2007 for employee termination costs upon notification of the sale to the approximately 300 affected employees. The Company accrued employee separation payments which were substantially paid during the fourth quarter of 2007. This transaction closed in October 2007. For more information, please see Note 10.

During 2006, the Company decided to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in early 2009. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $15,000 through the end of 2009, of which approximately $11,500 is associated with accelerated depreciation and approximately $3,500 is associated with employee termination costs. The employee termination costs are expected to be paid by early 2009.

During 2005, the Company made the decision to reduce its work force in order to improve efficiencies in operations. Accordingly, the Company incurred a charge of $2,267 during the year ended December 31, 2005. Additionally during 2005, the Company incurred a charge of $1,913 associated with restructuring activities initiated in 2004.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued				Accrued
	Balance at	Income			Balance at	Income			Balance at
	December 31,	Statement			December 31,	Statement			December 31,
	2005	Impact	Payments	Non-Cash	2006	Impact	Payments	Non-Cash	2007

Third quarter of 2007 action
Employee separation payments	$—	$—	$—	$—	$—	$35,158	$(11,491)	$(2,523)	$21,144
Contract termination	—	—	—	—	—	31,333	(30,506)	(827)	—
Accelerated depreciation(1)	—	—	—	—	—	1,036	—	(1,036)	—
Other	—	—	—	—	—	1,026	(146)	—	880
First quarter of 2007 action
Employee separation payments	—	—	—	—	—	1,061	—	—	1,061
Third quarter of 2006 action
Employee separation payments	—	3,203	(1,040)	—	2,163	1,312	—	—	3,475
Accelerated depreciation(1)	—	2,958	—	(2,958)	—	5,954	—	(5,954)	—
Fourth quarter of 2005 action
Employee separation payments	1,509	(8)	(980)	—	521	287	(34)	—	774

	$1,509	$6,153	$(2,020)	$(2,958)	$2,684	$77,167	$(42,177)	$(10,340)	$27,334

(1)	Included in depreciation and amortization on the Consolidated Statements of Income.

The restructuring charges in 2006 and 2007 primarily relate to the branded pharmaceutical segment. The restructuring charges in 2005 of $1,590, $2,516, and $74 relate to the branded pharmaceutical segment, the Meridian Auto-Injector segment, and the contract manufacturing segment, respectively. The accrued employee separation payments as of December 31, 2007 are expected to be fully paid by early 2009.

26.	Quarterly Financial Information (unaudited)

The following table sets forth summary financial information for the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth

2007 By Quarter
Total revenues	$516,030	$542,726	$544,854	$533,272
Operating income (loss)	167,855	88,311	(78,127)	49,474
Net income (loss)	115,913	64,785	(40,538)	42,821
Basic income (loss) per common share(1)	$0.48	$0.27	$(0.17)	$0.18
Diluted income (loss) per common share(1)	$0.48	$0.26	$(0.17)	$0.18

	First	Second	Third	Fourth

2006 By Quarter
Total revenues	$484,235	$499,645	$491,706	$512,914
Operating income	72,241	164,991	123,185	42,129
Net income	50,677	110,903	90,405	36,964
Basic income per common share(1)	$0.21	$0.46	$0.37	$0.15
Diluted income per common share(1)	$0.21	$0.46	$0.37	$0.15

(1)	Quarterly amounts may not total to annual amounts due to the effect of rounding on a quarterly basis.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Discontinued Operations

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

Summarized financial information for the discontinued operations are as follows:

	2007	2006	2005

Total revenues	$(370)	$568	$1,856
Operating (loss) income	(369)	572	1,876
Net (loss) income	(237)	367	1,203

Discontinued operations during 2007, 2006, and 2005 are primarily due to changes in estimated reserves for returns and rebates.

28.	Guarantor Financial Statements

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

There are no restrictions under the Company’s current financing arrangements, and there were no restrictions under the 2002 Credit Facility and on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries for the $400,000 aggregate principal amount of the Notes and the 2002 Credit Facility (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2007					December 31, 2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$9,718	$4,645	$5,646	$—	$20,009	$101,210	$8,749	$3,818	—	$113,777
Investments in debt securities	1,344,980	—	—	—	1,344,980	890,185	—	—	—	890,185
Marketable Securities	1,135	—	—	—	1,135	—	—	—	—	—
Accounts receivable, net	9	182,575	1,080	—	183,664	3,056	260,353	2,058	—	265,467
Inventories	76,981	33,361	269	(303)	110,308	176,389	38,814	255	—	215,458
Deferred income tax assets	54,917	45,182	39	—	100,138	30,051	51,940	—	—	81,991
Income taxes receivable	18,721	1,454	—	—	20,175	—	—	—	—	—
Prepaid expenses and other current assets	28,315	10,926	4	—	39,245	99,678	6,891	26	—	106,595

Total current assets	1,534,776	278,143	7,038	(303)	1,819,654	1,300,569	366,747	6,157	—	1,673,473
Property, plant, and equipment, net	125,847	131,246	—	—	257,093	109,572	197,464	—	—	307,036
Intangible assets, net	—	778,248	2,726	—	780,974	—	848,425	2,966	—	851,391
Goodwill	—	129,150	—	—	129,150	—	121,152	—	—	121,152
Marketable securities	—	—	—	—	—	11,578	—	—	—	11,578
Deferred income tax assets	4,529	339,107	64	—	343,700	(2,111)	272,868	797	—	271,554
Other assets	42,315	53,936	—	—	96,251	40,142	53,205	—	—	93,347
Investment in subsidiaries	1,671,776	—	—	(1,671,776)	—	2,615,029	—	—	(2,615,029)	—

Total assets	3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,664	$23,408	$409	$—	$76,481	$51,671	$25,063	$424	$—	$77,158
Accrued expenses	69,849	306,732	23	—	376,604	134,089	376,051	(3)	—	510,137
Income taxes payable	—	—	—	—	—	28,045	2,456	—	—	30,501

Total current liabilities	122,513	330,140	432	—	453,085	213,805	403,570	421	—	617,796
Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other liabilities	55,227	7,753	—	—	62,980	16,243	6,886	—	—	23,129
Intercompany payable (receivable)	290,443	(291,114)	671	—	—	1,156,125	(1,168,516)	12,391	—	—

Total liabilities	868,183	46,779	1,103	—	916,065	1,786,173	(758,060)	12,812	—	1,040,925

Shareholders’ equity	2,511,060	1,663,051	8,725	(1,672,079)	2,510,757	2,288,606	2,617,921	(2,892)	(2,615,029)	2,288,606

Total liabilities and shareholders’ equity	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822	$4,074,779	$1,859,861	$9,920	$(2,615,029)	$3,329,531

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INCOME (LOSS)

	Twelve Months Ended 12/31/2007					Twelve Months Ended 12/31/2006					Twelve Months Ended 12/31/2005
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$578,050	$2,049,800	$437	$(573,994)	$2,054,293	$431,105	$1,903,630	$1,478	$(428,070)	$1,908,143	$491,613	$1,691,216	1,049	$(489,125)	$1,694,753
Royalty revenue	—	82,589	—	—	82,589	—	80,357	—	—	80,357	—	78,128	—	—	78,128

Total revenues	578,050	2,132,389	437	(573,994)	2,136,882	431,105	1,983,987	1,478	(428,070)	1,988,500	491,613	1,769,344	1,049	(489,125)	1,772,881

Operating costs and expenses:
Cost of revenues	284,626	855,196	403	(573,691)	566,534	155,472	691,399	1,007	(428,070)	419,808	152,011	659,552	547	(489,125)	322,985
Selling, general and administrative	301,522	389,218	294	—	691,034	269,512	445,137	(684)	—	713,965	218,455	416,328	1,700	—	636,483
Research and development	6,414	178,321	—	—	184,735	4,670	248,926	—	—	253,596	35,646	227,080	—	—	262,726
Depreciation and amortization	19,489	154,134	240	—	173,863	20,818	126,491	240	—	147,549	15,754	130,620	675	—	147,049
Asset impairments	—	223,025	—	—	223,025	—	47,842	—	—	47,842	—	212,747	8,307	—	221,054
Restructuring charges	37,729	32,449	—	—	70,178	202	2,992	—	—	3,194	1,730	2,450	—	—	4,180
Gain on sale of products	—	—	—	—	—	—	—	—	—	—	(64)	(1,611)	—	—	(1,675)

Total operating costs and expenses	649,780	1,832,343	937	(573,691)	1,909,369	450,674	1,562,787	563	(428,070)	1,585,954	423,532	1,647,166	11,229	(489,125)	1,592,802

Operating (loss) income	(71,730)	300,046	(500)	(303)	227,513	(19,569)	421,200	915	—	402,546	68,081	122,178	(10,180)	—	180,079
Other income (expense):
Interest income	42,376	106	9	—	42,491	31,911	239	2	—	32,152	17,659	516	—	—	18,175
Interest expense	(7,764)	(54)	—	—	(7,818)	(9,694)	(163)	—	—	(9,857)	(11,865)	(66)	—	—	(11,931)
Gain loss on investments	(11,591)	—	—	—	(11,591)	—	—	—		—	(6,182)	—	—	—	(6,182)
Gain on early extinguishment of debt	—	—	—	—	—	628	—	—	—	628	—	—	—	—	—
Other, net	(1,093)	827	489	—	223	(650)	(1,022)	515	—	(1,157)	(579)	(1,016)	(431)	—	(2,026)
Equity in earnings (loss) of subsidiaries	211,051	—	—	(211,051)	—	315,395	—	—	(315,395)	—	113,679	—	—	(113,679)	—
Intercompany interest income (expense)	(8,729)	8,807	(78)	—	—	(49,739)	50,287	(548)	—	—	(57,355)	58,088	(733)	—	—

Total other income (expenses)	224,250	9,686	420	(211,051)	23,305	287,851	49,341	(31)	(315,395)	21,766	55,357	57,522	(1,164)	(113,679)	(1,964)

Income (loss) from continuing operations before income taxes	152,520	309,732	(80)	(211,354)	250,818	268,282	470,541	884	(315,395)	424,312	123,438	179,700	(11,344)	(113,679)	178,115
Income tax (benefit) expense	(30,764)	97,669	695	—	67,600	(20,667)	156,305	92	—	135,730	5,616	56,874	(1,005)	—	61,485

Income (loss) from continuing operations	183,284	212,063	(775)	(211,354)	183,218	288,949	314,236	792	(315,395)	288,582	117,822	122,826	(10,339)	(113,679)	116,630
Discontinued operations:
(Loss) income from discontinued operations	—	(369)	—	—	(369)	—	572	—	—	572	18	1,858	—	—	1,876
Income tax (benefit) expense	—	(132)	—	—	(132)	—	205	—	—	205	7	666	—	—	673

Total (loss) income from discontinued operations	—	(237)	—	—	(237)	—	367	—	—	367	11	1,192	—	—	1,203

Net income (loss)	$183,284	$211,826	$(775)	$(211,354)	$182,981	$288,949	$314,603	$792	(315,395)	$288,949	$117,833	$124,018	$(10,339)	$(113,679)	$117,833

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	December 31, 2007					December 31, 2006					December 31, 2005
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities of continuing operations	$50,989	$620,503	$1,157	$——	$672,649	$(20,771)	$485,704	$694	$—	$465,627	$147,781	$372,517	$(790)	$—	$519,508

Cash flows from investing activities of continuing operations:
Purchase of investments in debt securities	(2,744,575)	—	—	—	(2,744,575)	(1,705,517)	—	—	—	(1,705,517)	(1,175,159)	—	—	—	(1,175,159)
Proceeds from maturity and sale of investments in debt securities	2,289,780	—	—	—	2,289,780	1,309,995	—	—	—	1,309,995	829,926	—	—	—	829,926
Transfer (to)/from restricted cash	(512)	—	—	—	(512)	128,561	—	—	—	128,561	(75,211)	1,582	—	—	(73,629)
Acquisition of Avinza®	(23)	(296,414)	—	—	(296,437)	—	—	—	—	—	—	—	—	—	—
Purchases of property, plant and equipment	(31,844)	(17,758)	—	—	(49,602)	(22,505)	(23,311)	—	—	(45,816)	(11,749)	(41,541)	—	—	(53,290)
Purchases of product rights and intellectual property	—	(98,942)	—	—	(98,942)	—	(85,795)	—	—	(85,795)	(45,000)	(170,416)	(1,895)	—	(217,311)
Proceeds from sale of marketable securities	—	—	—	—	—	—	—	—	—	—	6,453	—	—	—	6,453
Proceeds from sale of assets	8	86,279	—	—	86,287	—	—	—	—	—	—	—	—	—	—
Loan to Ligand	37,750		—	—	37,750	(37,750)	—	—	—	(37,750)	—	—	—	—	—
Other investing activities	—	—	—	—	—	6	1	—	—	7	1	2	—	—	3

Net cash used in investing activities of continuing operations	(449,416)	(326,835)	—	—	(776,251)	(327,210)	(109,105)	—		(436,315)	(470,739)	(210,373)	(1,895)		(683,007)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	10,656	—	—	—	10,656	7,338	—	—	—	7,338	857	—	—	—	857
Excess tax benefits from stock-based compensation	705	—	—	—	705	484	—	—	—	484	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—	400,000	—	—	—	400,000	—	—	—	—	—
Payments on other long-term debt	—	—	—	—	—	(342,691)	—	—	—	(342,691)	—	—	—	—	—
Debt issuance costs	(1,527)	—	—	—	(1,527)	(10,680)	—	—	—	(10,680)	—	—	—	—	—
Intercompany	297,101	(297,772)	671	—	—	367,938	(368,921)	983	—	—	184,452	(188,108)	3,656	—	—

Net cash provided by financing activities of continuing operations	306,935	(297,772)	671	—	9,834	422,389	(368,921)	983	—	54,451	185,309	(188,108)	3,656	—	857

(Decrease) increase in cash and cash equivalents	(91,492)	(4,104)	1,828	—	(93,768)	74,408	7,678	1,677	—	83,763	(137,649)	(25,964)	971	—	(162,642)
Cash and cash equivalents, beginning of year	101,210	8,749	3,818	—	113,777	26,802	1,071	2,141	—	30,014	164,451	27,035	1,170	—	192,656

Cash and cash equivalents, end of year	$9,718	$4,645	$5,646	$—	$20,009	$101,210	$8,749	$3,818	$—	$113,777	$26,802	$1,071	$2,141	$—	$30,014

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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31,					December 31,
	2007					2006
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated
			(Unaudited)
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$9,718	$4,649	$5,642	$—	$20,009	$101,210	$8,801	$3,766	$—	$113,777
Investment in Debt Securities	1,344,980	—	—	—	1,344,980	890,185	—	—	—	890,185
Marketable securities	1,135	—	—	—	1,135	—	—	—	—	—
Accounts receivable, net	9	182,455	1,200	—	183,664	3,056	260,353	2,058	—	265,467
Inventories	76,981	21,583	12,047	(303)	110,308	176,389	29,823	9,246	—	215,458
Deferred income tax assets	54,917	43,824	1,397	—	100,138	30,051	51,518	422	—	81,991
Income taxes receivable	18,721	1,425	29	—	20,175	—	—	—	—	—
Prepaid expenses and other current assets	28,315	10,358	572	—	39,245	99,678	6,578	339	—	106,595

Total current assets	1,534,776	264,294	20,887	(303)	1,819,654	1,300,569	357,073	15,831	—	1,673,473

Property, plant and equipment, net	125,847	88,228	43,018	—	257,093	109,572	149,249	48,215	—	307,036
Intangible assets, net	—	777,964	3,010	—	780,974	—	848,107	3,284	—	851,391
Goodwill	—	128,488	662	—	129,150	—	120,490	662	—	121,152
Marketable securities	—	—	—	—	—	11,578	—	—	—	11,578
Deferred income tax assets	4,529	340,128	(957)	—	343,700	(2,111)	274,992	(1,327)	—	271,554
Other assets	42,315	53,936	—	—	96,251	40,142	53,161	44	—	93,347
Investments in subsidiaries	1,671,776	54,092	—	(1,725,868)	—	2,615,029	478,744	—	(3,093,773)	—

Total assets	$3,379,243	$1,707,130	$66,620	$(1,726,171)	$3,426,822	$4,074,779	$2,281,816	$66,709	$(3,093,773)	$3,329,531

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,664	$20,304	$3,513	$—	$76,481	$51,671	$22,836	$2,651	$—	$77,158
Accrued expenses	69,849	303,288	3,467	—	376,604	134,089	373,886	2,162	—	510,137
Income taxes payable	—	—	—	—	—	28,045	2,507	(51)	—	30,501

Total current liabilities	122,513	323,592	6,980	—	453,085	213,805	399,229	4,762	—	617,796

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other long-term liabilities	55,227	4,818	2,935	—	62,980	16,243	4,675	2,211	—	23,129
Intercompany (receivable) payable	290,443	(284,287)	(6,156)	—	—	1,156,125	(725,304)	(430,821)	—	—

Total liabilities	868,183	44,123	3,759	—	916,065	1,786,173	(321,400)	(423,848)	—	1,040,925

Shareholders’ equity	2,511,060	1,663,007	62,861	(1,726,171)	2,510,757	2,288,606	2,603,216	490,557	(3,093,773)	2,288,606

Total liabilities and shareholders’ equity	$3,379,243	$1,707,130	$66,620	$(1,726,171)	$3,426,822	$4,074,779	$2,281,816	$66,709	$(3,093,773)	$3,329,531

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	Twelve Months Ended 12/31/2007					Twelve Months Ended 12/31/2006					Twelve Months Ended 12/31/2005
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$578,050	$2,052,946	$52,195	$(628,898)	$2,054,293	$431,105	$1,909,053	$53,065	$(485,080)	$1,908,143	$491,613	$1,692,483	$45,972	$(535,315)	$1,694,753
Royalty revenue	—	82,589	—	—	82,589	—	80,357	—	—	80,357	—	78,128	—	—	78,128

Total revenues	578,050	2,135,535	52,195	(628,898)	2,136,882	431,105	1,989,410	53,065	(485,080)	1,988,500	491,613	1,770,611	45,972	(535,315)	1,772,881

Operating costs and expenses:
Cost of revenues	284,626	869,982	40,521	(628,595)	566,534	155,472	711,964	37,452	(485,080)	419,808	152,011	668,885	37,404	(535,315)	322,985
Selling, general and administrative	301,522	389,170	342	—	691,034	269,512	443,706	747	—	713,965	218,455	416,025	2,003	—	636,483
Research and development	6,414	177,910	411	—	184,735	4,670	248,926	—	—	253,596	35,646	227,080	—	—	262,726
Depreciation and amortization	19,489	147,843	6,531	—	173,863	20,818	121,564	5,167	—	147,549	15,754	127,535	3,760	—	147,049
Asset impairments	—	223,025	—	—	223,025	—	47,842	—	—	47,842	—	212,747	8,307	—	221,054
Restructuring charges	37,729	30,535	1,914	—	70,178	202	837	2,155	—	3,194	1,730	1,854	596	—	4,180
Gain on sale of products	—	—	—	—	—	—	—	—	—	—	(64)	(1,026)	(585)	—	(1,675)

Total operating costs and expenses	649,780	1,838,465	49,719	(628,595)	1,909,369	450,674	1,574,839	45,521	(485,080)	1,585,954	423,532	1,653,100	51,485	(535,315)	1,592,802

Operating income	(71,730)	297,070	2,476	(303)	227,513	(19,569)	414,571	7,544	—	402,546	68,081	117,511	(5,513)	—	180,079
Other income (expense):
Interest income	42,376	106	9	—	42,491	31,911	239	2	—	32,152	17,659	514	2	—	18,175
Interest expense	(7,764)	(38)	(16)	—	(7,818)	(9,694)	(163)	—	—	(9,857)	(11,865)	(58)	(8)	—	(11,931)
Loss on investments	(11,591)	—	—	—	(11,591)	—	—	—	—	—	(6,182)	—	—	—	(6,182)
Gain on early extinguishment of debt	—	—	—	—	—	628	—	—	—	628	—	—	—		—
Other, net	(1,093)	832	484	—	223	(650)	(1,012)	505	—	(1,157)	(579)	(1,027)	(420)	—	(2,026)
Equity in earnings of subsidiaries	211,051	3,854	—	(214,905)	—	315,395	22,331	—	(337,726)	—	113,679	22,829	—	(136,508)	—
Intercompany interest income (expense)	(8,729)	5,759	2,970	—	—	(49,739)	29,374	20,365	—	—	(57,355)	25,398	31,957	—	—

Total other income (expenses)	224,250	10,513	3,447	(214,905)	23,305	287,851	50,769	20,872	(337,726)	21,766	55,357	47,656	31,531	(136,508)	(1,964)

Income (loss) from continuing operations before income taxes	152,520	307,583	5,923	(215,208)	250,818	268,282	465,340	28,416	(337,726)	424,312	123,438	165,167	26,018	(136,508)	178,115

Income tax expense (benefit)	(30,764)	95,566	2,798	—	67,600	(20,667)	151,721	4,676	—	135,730	5,616	43,054	12,815	—	61,485

Income from continuing operations	183,284	212,017	3,125	(215,208)	183,218	288,949	313,619	23,740	(337,726)	288,582	117,822	122,113	13,203	(136,508)	116,630
Discontinued operations:
(Loss) income from discontinued operations	—	(369)	—	—	(369)	—	572	—	—	572	18	1,858	—	—	1,876
Income tax (benefit) expense	—	(132)	—	—	(132)	—	205	—	—	205	7	666	—	—	673

Total (loss) income from discontinued operations	—	(237)	—	—	(237)	—	367	—	—	367	11	1,192	—	—	1,203

Net income (loss)	$183,284	$211,780	$3,125	$(215,208)	$182,981	$288,949	$313,986	$23,740	$(337,726)	$288,949	$117,833	$123,305	$13,203	$(136,508)	$117,833

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	December 31,					December 31,					December 31,
	2007					2006					2005
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities of continuing operations	50,989	612,273	9,387	$—	$672,649	$(20,771)	$454,237	$32,161	$—	$465,627	$147,781	$340,566	$31,161	$—	$519,508

Cash flows from investing activities of continuing operations:
Purchase of investments in debt securities	(2,744,575)	—	—	—	(2,744,575)	(1,705,517)	—	—	—	(1,705,517)	(1,175,159)	—	—	—	(1,175,159)
Proceeds from maturity and sale of investments in debt securities	2,289,780	—	—	—	2,289,780	1,309,995	—	—	—	1,309,995	829,926	—	—	—	829,926
Transfer (to)/from restricted cash	(512)	—			(512)	128,561	—	—	—	128,561	(75,211)	1,582	—	—	(73,629)
Acquisition of Avinza®	(23)	(296,414)	—	—	(296,437)	—	—	—	—	—	—	—	—	—	—
Purchases of property, plant and equipment	(31,844)	(16,869)	(889)	—	(49,602)	(22,505)	(18,780)	(4,531)	—	(45,816)	(11,749)	(38,222)	(3,319)	—	(53,290)
Purchases of product rights and intellectual property	—	(98,942)	—	—	(98,942)	—	(85,795)	—	—	(85,795)	(45,000)	(170,416)	(1,895)	—	(217,311)
Proceeds from sale of marketable securities	—	—	—	—	—	—	—	—	—	—	6,453	—	—	—	6,453
Proceeds from sale of assets	8	86,279	—	—	86,287	—	—	—	—	—	—	—	—	—	—
Loan to Ligand	37,750		—	—	37,750	(37,750)	—	—	—	(37,750)	—	—	—	—	—
Other investing activities	—	—	—	—	—	6	1	—	—	7	1	2	—	—	3

Net cash used in investing activities of continuing operations	(449,416)	(325,946)	(889)	—	(776,251)	(327,210)	(104,574)	(4,531)	—	(436,315)	(470,739)	(207,054)	(5,214)	—	(683,007)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	10,656	—	—	—	10,656	7,338	—	—	—	7,338	857	—	—	—	857
Excess tax benefits from stock-based compensation	705	—	—	—	705	484	—	—	—	484	—	—	—	—	—
Proceeds from issuance of long-term debt	—	—	—	—	—	400,000	—	—	—	400,000	—	—	—	—	—
Payments on other long-term debt	—	—	—	—	—	(342,691)	—	—	—	(342,691)	—	—	—	—	—
Debt issuance costs	(1,527)	—	—	—	(1,527)	(10,680)	—	—	—	(10,680)	—	—	—	—	—
Intercompany	297,101	(290,479)	(6,622)	—	—	367,938	(342,034)	(25,904)	—	—	184,452	(159,419)	(25,033)	—	—

Net cash provided by financing activities of continuing operations	306,935	(290,479)	(6,622)	—	9,834	422,389	(342,034)	(25,904)	—	54,451	185,309	(159,419)	(25,033)	—	857

(Decrease) increase in cash and cash equivalents	(91,492)	(4,152)	1,876	—	(93,768)	74,408	7,629	1,726	—	83,763	(137,649)	(25,907)	914	—	(162,642)
Cash and cash equivalents, beginning of year	101,210	8,801	3,766	—	113,777	26,802	1,172	2,040	—	30,014	164,451	27,079	1,126	—	192,656

Cash and cash equivalents, end of year	$9,718	$4,649	$5,642	$—	$20,009	$101,210	$8,801	$3,766	$—	$113,777	$26,802	$1,172	$2,040	$—	$30,014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
Chairman of the Board,
President and Chief Executive Officer

February 28, 2008

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ BRIAN A. MARKISON Brian A. Markison	Chairman of the Board, President and Chief Executive Officer	February 28, 2008

/s/ JOSEPH SQUICCIARINO Joseph Squicciarino	Chief Financial Officer (principal financial and accounting officer)	February 28, 2008

/s/ TED G. WOOD Ted G. Wood	Lead Independent Director	February 28, 2008

/s/ EARNEST W. DEAVENPORT, JR. Earnest W. Deavenport, Jr.	Director	February 28, 2008

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	February 28, 2008

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	February 28, 2008

/s/ GREGORY D. JORDAN Gregory D. Jordan	Director	February 28, 2008

/s/ R. CHARLES MOYER R. Charles Moyer	Director	February 28, 2008

/s/ D. GREG ROOKER D. Greg Rooker	Director	February 28, 2008

II-1

KING PHARMACEUTICALS, INC.

Schedule II. Valuation and Qualifying Accounts

Column A	Column B	Column C Additions		Column D	Column E
			Charged
	Balances at	Charged to	(Credited)		Balance at
	Beginning of	Cost and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period
	(In thousands)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet
Year ended December 31, 2007	5,437	950	—	1,090	5,297
Year ended December 31, 2006	12,280	(138)	—	6,705	5,437
Year ended December 31, 2005	15,348	939	—	4,007	12,280
Valuation allowance for deferred tax assets, deducted from deferred income tax assets in the balance sheet
Year ended December 31, 2007	8,085	2,248	—	1,239	9,094
Year ended December 31, 2006	9,214	1,040	—	2,169	8,085
Year ended December 31, 2005	3,950	5,264	—	—	9,214

(1)	Amounts represent write-offs of accounts.

S-1