Form 10-Q
period 2008-03-31
KING PHARMACEUTICALS INC
filed 2008-05-08
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of Registrant’s common stock as of May 6, 2008: 246,619,222

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$826,582	$20,009
Investments in debt securities	589,107	1,344,980
Marketable securities	1,589	1,135
Accounts receivable, net of allowance of $5,365 and $5,297	186,787	183,664
Inventories	110,561	110,308
Deferred income tax assets	95,836	100,138
Income tax receivable	—	20,175
Prepaid expenses and other current assets	40,311	39,245

Total current assets	1,850,773	1,819,654

Property, plant and equipment, net	264,789	257,093
Intangible assets, net	733,847	780,974
Goodwill	129,150	129,150
Deferred income tax assets	351,983	343,700
Other assets (includes restricted cash of $16,336 and $16,480)	88,827	96,251

Total assets	$3,419,369	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,342	$76,481
Accrued expenses	293,304	376,604
Income taxes payable	17,180	—

Total current liabilities	369,826	453,085

Long-term debt	400,000	400,000
Other liabilities	62,331	62,980

Total liabilities	832,157	916,065

Commitments and contingencies (Note 8)
Shareholders’ equity	2,587,212	2,510,757

Total liabilities and shareholders’equity	$3,419,369	$3,426,822

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Net sales	$412,910	$495,706
Royalty revenue	19,123	20,324

Total revenues	432,033	516,030

Operating costs and expenses:
Cost of revenues, exclusive of depreciation and amortization shown below	91,461	111,454

Selling, general and administrative, exclusive of co-promotion fees	111,901	122,354
Co-promotion fees	17,957	45,958

Total selling, general and administrative expense	129,858	168,312

Research and development	28,508	32,271
Depreciation and amortization	59,698	35,678
Restructuring charges (Note 12)	1,059	460

Total operating costs and expenses	310,584	348,175

Operating income	121,449	167,855

Other income (expense):
Interest income	13,629	9,266
Interest expense	(1,804)	(2,025)
Other, net	(704)	(543)

Total other income	11,121	6,698

Income from continuing operations before income taxes	132,570	174,553
Income tax expense	44,937	58,499

Income from continuing operations	87,633	116,054

Discontinued operations (Note 15):
Loss from discontinued operations	—	(220)
Income tax benefit	—	(79)

Total loss from discontinued operations, net	—	(141)

Net income	$87,633	$115,913

Income per common share:
Basic:
Income from continuing operations	$0.36	$0.48
Total loss from discontinued operations	0.00	0.00

Net income	$0.36	$0.48

Diluted:
Income from continuing operations	$0.36	$0.48
Total loss from discontinued operations	0.00	0.00

Net income	$0.36	$0.48

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2006	243,151,223	$1,244,986	$1,043,902	$(282)	$2,288,606
Comprehensive income:
Net income	—	—	115,913	—	115,913
Net unrealized loss on marketable securities, net of tax of $285	—	—	—	(465)	(465)
Foreign currency translation	—	—	—	52	52

Total comprehensive income					115,500
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(1,523)	—	(1,523)
Stock-based compensation expense	—	4,596	—	—	4,596
Exercise of stock options	156,385	2,528	—	—	2,528
Issuance of share-based awards	195,244	—	—	—	—

Balance at March 31, 2007	243,502,852	$1,252,110	$1,158,292	$(695)	$2,409,707

Balance at December 31, 2007	245,937,709	$1,283,440	$1,225,360	$1,957	$2,510,757
Comprehensive income:
Net income	—	—	87,633	—	87,633
Net unrealized gain on marketable securities, net of tax of $172	—	—	—	282	282
Net unrealized loss on investments in debt securities, net of taxes of $10,799	—	—	—	(17,619)	(17,619)
Foreign currency translation	—	—	—	(480)	(480)

Total comprehensive income					69,816
Stock-based compensation expense	—	8,455	—	—	8,455
Exercise of stock options	6,435	54	—	—	54
Issuance of share-based awards	600,291	—	—	—	—
Other	—	(1,870)	—	—	(1,870)

Balance at March 31, 2008	246,544,435	$1,290,079	$1,312,993	$(15,860)	$2,587,212

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows provided by operating activities	$100,232	$108,084

Cash flows from investing activities:
Transfers from (to) restricted cash	144	(148)
Purchases of investments in debt securities	(279,175)	(383,925)
Proceeds from maturities and sales of investments in debt securities	1,006,630	515,905
Purchases of property, plant and equipment	(19,914)	(11,785)
Proceeds from sale of property and equipment	13	3
Acquisition of Avinza®	(34)	(290,551)
Loan repayment from Ligand	—	37,750
Purchases of intellectual property and product rights	(715)	(31,452)

Net cash provided by (used in) investing activities	706,949	(164,203)

Cash flows from financing activities:
Proceeds from exercise of stock options	54	2,611
Other	(662)	(58)

Net cash (used in) provided by financing activities	(608)	2,553

Increase (decrease) in cash and cash equivalents	806,573	(53,566)
Cash and cash equivalents, beginning of period	20,009	113,777

Cash and cash equivalents, end of period	$826,582	$60,211

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007
(in thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed consolidated balance sheet was derived from the audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended March 31,
	2008	2007

Basic income per common share:
Weighted average common shares	243,290,375	242,390,241

Diluted income per common share:
Weighted average common shares	243,290,375	242,390,241
Effect of stock options	34,750	483,922
Effect of dilutive share awards	1,363,413	796,410

Weighted average common shares	244,688,538	243,670,573

For the three months ended March 31, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 5,146,792 shares of common stock, 490,360 restricted stock awards (“RSAs”) and 267,295 long-term performance units (“LPUs”). For the three months ended March 31, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1,979,835 shares of common stock, 21,903 RSAs and 72,871 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fair Value Measurements

Marketable Securities.  As of March 31, 2008 and December 31, 2007, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $1,135. The cumulative unrealized holding gain in these investments as of March 31, 2008 was $454. There was no cumulative unrealized holding gain or loss as of December 31, 2007.

Investments in Debt Securities.  Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and any unrealized gains or losses are included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets.

As of March 31, 2008 and December 31, 2007, the par value of the Company’s investments in debt securities were $617,525 and $1,344,980, respectively, and consisted solely of tax-exempt auction rate securities. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

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

Although the Company has realized no loss of principal with respect to its investments in debt securities, as of March 31, 2008, there were cumulative unrealized holding losses of $28,418 associated with these investments. The Company believes the decline is temporary and has accordingly recorded it in accumulated other comprehensive income on the Condensed Consolidated Balance Sheet. There were no cumulative unrealized holding gains or losses as of December 31, 2007.

The Company has classified its auction rate securities as current assets as of March 31, 2008 because the Company believes that it is reasonable to expect that these securities will be realized in cash within its normal operating cycle of one year. However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve.

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral on the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and financial liabilities only. The Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”) on January 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis. The Company did not elect the option under SFAS No. 159 for any of its financial assets and liabilities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the Company’s assets which are measured at fair value on a recurring basis:

		Fair Value Measurements at 3/31/2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	3/31/2008	(Level 1)	(Level 2)	(Level 3)

Marketable Securities	$1,589	$1,589	$—	$—
Investments in Debt Securities	589,107	—	47,750	541,357

Total	$590,696	$1,589	$47,750	$541,357

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of March 31, 2008.

The fair value of investments in debt securities within the Level 2 classification is at par based on public call notices from the issuer of the security.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the issue on a security-by-security basis. The three potential outcomes for each auction are i) successful auction/early redemption, ii) failed auction and iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the first quarter of 2008:

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Investments in Debt Securities

Beginning balance, December 31, 2007	$—
Total gains or losses (realized/unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	(28,418)
Purchases, issuances and settlements	—
Transfers in and/or out of Level 3	569,775

Ending balance, March 31, 2008	$541,357

There were no realized or unrealized gains or losses included in the Condensed Consolidated Statement of Operations for the period ending March 31, 2008.

All of the debt securities within the Level 2 classification have been called by their issuers and the Company has received cash payments equal to the par value of these securities subsequent to March 31, 2008. Also, subsequent to March 31, 2008, as a result of calls by issuers and successful auctions, the Company has received cash payments equal to par value for $27,800 and $17,625, respectively, of debt securities within the Level 3 classification.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2008	2007

Raw materials	$125,514	$129,781
Work-in-process	24,378	27,590
Finished goods (including $4,009 and $3,901 of sample inventory, respectively)	68,952	61,324

	218,844	218,695
Inventory valuation allowance	(108,283)	(108,387)

Total inventories	$110,561	$110,308

5.	Property, Plant and Equipment

During 2006, the Company decided to proceed with the implementation of its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2009. The Company believes that the assets associated with the St. Petersburg facility are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, during 2006, the Company shortened the estimated useful lives of assets at the St. Petersburg facility and therefore accelerated the depreciation of these assets. For additional discussion, please see Note 12.

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

6.	Acquisitions, Dispositions, Co-Promotions and Alliances

In October 2007, the Company sold its Rochester, Michigan sterile manufacturing facility, some of its legacy products that are manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC (“JHP”) for $91,663, less selling costs of $5,387, resulting in a loss of $46,354. The companies also entered into a manufacturing and supply agreement pursuant to which JHP will provide certain fill and finish manufacturing activities with respect to the Company’s hemostatic product Thrombin-JMI®. The Company retained its stand-alone Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In January 2007, the Company obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which the Company markets as Thrombi-PadTM and Thrombi-Gel®. The license also includes a product the Company expects to market as Thrombi-PasteTM, which is currently in development. Each of these products includes the Company’s Thrombin-JMI® topical hemostatic agent product as a component. Vascular Solutions will manufacture the products for the Company. Upon acquisition of the license, the Company made an initial payment to Vascular Solutions of $6,000, a portion of which is refundable in the event U.S. Food and Drug Administration (“FDA”) approval for certain of these products is not received. During the second quarter of 2007, the Company made an additional milestone payment of $1,000. In addition, the Company could make additional milestone payments of up to a total of $1,000.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets:

	March 31, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$893,887	$450,030	$890,091	$407,264
Patents	447,825	158,111	447,821	149,959
Other intangibles	1,345	1,069	1,345	1,060

Total intangible assets	$1,343,057	$609,210	$1,339,257	$558,283

Amortization expense for the three months ended March 31, 2008 and 2007 was $50,927 and $24,769, respectively.

As of March 31, 2008, the net intangible assets associated with Synercid® totaled approximately $73,994. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s estimates regarding future cash flows prove to be incorrect or adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at March 31, 2008 and December 31, 2007 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$20,740	$108,410	$129,150

8.	Commitments and Contingencies

Intellectual Property Matters

The Company was previously involved in patent infringement litigation with Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, regarding an Abbreviated New Drug Application (“ANDA”) it filed with the FDA seeking permission to market a generic version of Altace®. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal. Following the court’s decision in the Company’s litigation with Lupin Ltd. (“Lupin”), described below, Cobalt launched a generic substitute for Altace® in December 2007.

The Company has received civil investigative demands (“CIDs”) for information from the U.S. Federal Trade Commission (“FTC”). The CIDs required the Company to provide information related to the Company’s collaboration with Arrow International Limited (“Arrow”) to develop novel formulations of Altace®, the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. Arrow and Cobalt are affiliates of one another. The Company is cooperating with the FTC in this investigation.

Lupin filed an ANDA with the FDA seeking permission to market a generic version of Altace®. In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of United States Patent No. 5,061,722 (the “722 patent”), a composition of matter patent covering Altace®, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. The companies litigated the matter and the court ultimately invalidated the Company’s ‘722 patent.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Several other companies have filed with the FDA ANDAs with Paragraph IV certifications seeking permission to market generic versions of Altace®. Except Cobalt, no other ANDA filer is expected to receive final approval from the FDA prior to 180 days from December 10, 2007.

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the District Court for the District of New Jersey (subsequently transferred to the District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the District Court for the Eastern District of New York, concerning its proposed 800 mg Skelaxin® product. On May 17, 2006, the District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. In January 2008, the Company entered into an agreement with CorePharma providing, among other things, CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the parties in the CorePharma case stipulated to substitute the Company for Elan, and the Company and CorePharma submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered the orders.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court on January 10, 2005 and has not expired. The Court lifted the tolling of the 30-month stay as of April 30, 2007. Although the Court has reserved judgment on the length of the tolling period, the stay should not expire until early August 2009 unless the Court rules otherwise. Eon asked for a determination of the length of the tolling period in a March 14, 2008 letter to the Court. The Court declined to make any determination. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon’s inability to adhere to the discovery schedule and the Court took Eon’s motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon also filed a motion for summary judgment on the issue of validity on April 16, 2008. The parties are currently waiting for the Court to set schedules for briefing as well as discovery. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.

On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ‘128 patent may be deleted from the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious and inconsistent with the FDA’s previous position on this issue. The Company filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ‘128 patent and prohibit the removal of information corresponding to the use listed in the Orange Book. The Company concurrently filed a petition for stay of action requesting the FDA to stay approval of any generic metaxalone products until the FDA has fully evaluated the Company’s Citizen Petition.

On March 12, 2004, the FDA sent a letter to the Company explaining that the Company’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a petition for stay of action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior petition for stay, supplement and opposition to the Company’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. On February 13, 2007, the Company filed another supplement to the Company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission. On July 27, 2007 and January 24, 2008, Mutual filed two other Citizen Petitions in which it seeks a determination that Skelaxin® labeling should be revised to reflect the previously submitted data in its earlier submissions.

If the Company’s Citizen Petition is rejected, there is a substantial likelihood that a generic version of Skelaxin® will enter the market, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. Net sales of Skelaxin® were $440,003 in 2007. As of March 31, 2008, the Company had net intangible assets related to Skelaxin® of $134,767. If demand for Skelaxin® declines below current expectations, the Company may have to write off a portion or all of these intangible assets.

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA, seeking permission to market a generic version of Avinza®. U.S. Patent No. 6,066,339 (the “339 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to enforce the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the Complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008, and fact discovery has formally begun.

The Company intends to vigorously enforce its rights under the ‘339 patent to the full extent of the law. Net sales of Avinza® were $108,546 in 2007. As of March 31, 2008, the Company had net intangible assets related to Avinza® of $256,682. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Average Wholesale Price Litigation

In August 2004, the Company and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly-owned subsidiary of the Company, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in Federal Court in the state of New York. NYC claims that the defendants fraudulently inflated their average wholesale prices (“AWP”) and fraudulently failed to accurately report their “best prices” and their average manufacturer’s prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits and treble and punitive damages. The United States District Court for the District of Massachusetts has been established as the MDL Court for the case, In re: Pharmaceutical Industry Average Wholesale Pricing Litigation (the “MDL”).

Since the filing of the New York City case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady cases, which were removed in October 2006 and remanded to State Court in September 2007. The allegations in all of these cases are virtually the same as the allegations in the New York City case. A First Amended Consolidated Complaint was filed for most of the New York counties. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counter-claim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counter-claim which was granted. The Company perfected its appeal of that ruling. Briefing in the appeal to the Alabama Supreme Court is complete. No oral argument date has been set. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. The trial court consolidated AstraZeneca International, Novartis Pharmaceuticals and SmithKline Beecham Corporation for trial set to begin on February 11, 2008. The Alabama Supreme Court stayed the consolidation order. Trial against AstraZeneca only proceeded and a jury verdict against AstraZeneca resulted. AstraZeneca stated it would appeal the verdict. The Company and Monarch have requested a stay pending their appeal. Several other defendants have had their cases set for trial this year.

In October 2005, the State of Mississippi filed a lawsuit in State Court against the Company, Monarch and 84 other defendants and alleged fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs of their products. A motion to dismiss the criminal statute counts and a motion for more definite statement were granted. Mississippi was required to file an amended complaint and in doing so dismissed the Company and Monarch from the lawsuit without prejudice. These claims could be refiled.

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

Governmental Pricing Investigation and Related Matters

As previously reported, during the first quarter of 2006, the Company paid approximately $129,268 related to underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002. On October 31, 2005, the Company also entered into a five-year corporate integrity agreement with HHS/OIG.

Also as previously reported, the Securities and Exchange Commission (the “SEC”) conducted an investigation relating to the Company’s underpayments to governmental programs and to the Company’s previously disclosed errors relating to reserves for product returns. On December 12, 2007, the Company received notice from the Staff of the SEC that the investigation was closed.

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, 22 purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934, in connection with the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between the Company and the Benevolent Fund, a nonprofit organization affiliated with certain former members of the Company’s senior management. These 22 complaints were consolidated in the United States District Court for the Eastern District of Tennessee. In addition, holders of the Company’s securities filed two class action complaints alleging violations of the Securities Act of 1933 in Tennessee State Court. The Company removed these two cases to the United States District Court for the Eastern District of Tennessee, where these two cases were consolidated with the other class actions.

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

Fen/Phen Litigation

Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. Claims include product liability, breach of warranty, misrepresentation and negligence. The actions have been filed in various state and federal jurisdictions throughout the United States. A multidistrict litigation court has been established in Philadelphia, Pennsylvania, In re Fen-Phen Litigation. The plaintiffs seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested these products.

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 60 multi-plaintiff (approximately 1,100 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

King Research and Development denies any liability incident to Jones’ distribution and sale of Obenix® or Jones’ generic phentermine product. King Research and Development’s insurance carriers are currently defending King Research and Development in these lawsuits. The manufacturers of fenfluramine and dexfenfluramine have settled many of these cases. As a result of these settlements, King Research and Development has routinely received voluntary dismissals without the payment of settlement proceeds. In the event that King Research and Development’s insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to assume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company is one of many defendants in six multi-plaintiff lawsuits that claim damages for personal injury arising from its production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. While the Company cannot predict the outcome of these suits, the Company believes that the claims against it are without merit and the Company intends to pursue all defenses available to it. The Company is being indemnified in the six lawsuits by GlaxoSmithKline, for which the Company manufactured phentermine, provided that neither the lawsuits nor the associated liabilities are based upon the Company’s independent negligence or intentional acts. The Company intends to submit a claim for any unreimbursed costs to its product liability insurance carrier. However, in the event that GlaxoSmithKline is unable to satisfy or fulfill its obligations under the indemnity, the Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage. A reasonable estimate of possible losses related to these suits cannot be made.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 24 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 800 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. These remaining 24 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation (“MDL”) court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The trials against Wyeth have resulted in verdicts for and against Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer has lost two jury verdicts. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Other Contingencies

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Accounting Developments

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate SFAS No. 161 will have a material effect on its financial statements and is planning to adopt the standard in the first quarter of 2009.

In December 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements (“Issue 07-01”). Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable Generally Accepted Accounting Principles (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Issue 07-01 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the effect of Issue 07-01 on its financial statements and is planning to adopt this standard in the first quarter of 2009.

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

10.	Income Taxes

During 2008 and 2007, the Company’s effective income tax rate for continuing operations was 33.9% and 33.5%, respectively. This rate varied from the statutory rate of 35% in 2008 and 2007 primarily due to tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

11.	Segment Information

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing and all other. Branded pharmaceuticals include a variety of branded prescription products that are separately categorized into neuroscience, hospital, acute care and legacy products. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution and types of customer. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues, segment profit (excluding depreciation, amortization and impairments) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded pharmaceuticals segment. The Company’s revenues are substantially all derived from activities within the United States. The Company’s assets are substantially all located within the United States.

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007

Total revenues:
Branded pharmaceuticals	$369,372	$449,087
Meridian Auto-Injector	42,912	43,015
Royalties	19,123	20,324
Contract manufacturing	133,826	158,386
Other	313	396
Eliminations	(133,513)	(155,178)

Consolidated total net revenues	$432,033	$516,030

Segment profit:
Branded pharmaceuticals	$297,003	$362,213
Meridian Auto-Injector	26,305	24,575
Royalties	16,805	17,881
Contract manufacturing	151	204
Other	308	(297)
Other operating costs and expense	(219,123)	(236,721)
Other income	11,121	6,698

Income from continuing operations before tax	$132,570	$174,553

	As of	As of
	March 31,	December 31,
	2008	2007

Total assets:
Branded pharmaceuticals	$3,084,938	$3,097,153
Meridian Auto-Injector	305,937	299,098
Royalties	27,957	30,562
Contract manufacturing	537	9

Consolidated total assets	$3,419,369	$3,426,822

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded pharmaceutical revenues by the Company’s target markets:

	Three Months Ended
	March 31,
	2008	2007

Total revenues:
Neuroscience	$164,617	$145,370
Hospital	70,917	70,160
Acute care	19,789	24,770
Legacy:
Cardiovascular/metabolic	109,547	194,390
Other	4,502	14,397

Consolidated branded pharmaceutical revenues	$369,372	$449,087

12.	Restructuring Activities

Following the Circuit Court’s decision in September 2007 regarding the Company’s ‘722 Patent that covered the Company’s Altace® product, the Company developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care medicine. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities.

The Company incurred total costs of approximately $67,000 associated with this initiative, including approximately $65,000 in restructuring charges, $1,000 in accelerated depreciation associated with general support assets and approximately $1,000 for implementation costs of reorganizing the sales teams. Expenses related to this initiative were primarily incurred in the third and fourth quarters of 2007.

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 520 employees, including approximately 440 people in our sales force. Restructuring charges also include contract termination costs, including the termination of the promotion agreement for Glumetzatm and other exit costs associated with this initiative.

Specifically, the restructuring charges associated with this initiative included employee termination costs, contract termination costs, and other exit costs of $32,065, $31,232, and $1,206, respectively. Substantially all of the restructuring charges were paid by the end of the first quarter of 2008.

During 2006, the Company decided to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2009. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $15,000 through the end of 2009, of which approximately $11,500 is associated with accelerated depreciation and approximately $3,500 is associated with employee termination costs. The employee termination costs are expected to be paid by 2009.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	March 31,
	2007	Impact	Payments	Costs	2008

Third quarter of 2007 action
Employee separation payments	$21,144	$1,530	$21,428	$—	$1,246
Contract termination	—	(101)	(297)	196	—
Accelerated depreciation(1)	—	(88)	—	(88)	—
Other	880	179	1,059	—	—
First quarter of 2007 action
Employee separation payments	1,061	(1,061)	—	—	—
Third quarter of 2006 action
Employee separation payments	3,475	30	170	37	3,298
Accelerated depreciation(1)	—	711	—	711	—
Fourth quarter of 2005 action
Employee separation payments	774	482	570	—	686

	$27,334	$1,682	$22,930	$856	$5,230

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2008 and 2007 primarily relate to the branded pharmaceutical segment. The accrued employee separation payments as of March 31, 2008 are expected to be paid by 2009.

13.	Stock-Based Compensation

During the first quarter of 2008, the Company granted to certain employees 529,430 RSAs, 412,200 LPUs with a one-year performance cycle, 176,630 LPUs with a three-year performance cycle and 2,125,990 nonqualified stock options under its Incentive Plan.

The RSAs are grants of shares of common stock restricted from sale or transfer for three years from grant date.

The LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. LPUs with a one-year performance cycle, followed by a two-year restriction period, will be earned based on 2008 operating targets. LPUs with a three-year performance cycle will be earned based on market-related performance targets over the years 2008 through 2010. At the end of the applicable performance period, the number of shares of common stock awarded is determined by adjusting upward or downward from the performance target in a range between 0% and 200%. The final performance percentage on which the number of shares of common stock issued is based, considering performance metrics established for the performance period, will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion.

The nonqualified stock options were granted at option prices equal to the fair market value of the common stock at the date of grant and vest approximately in one-third increments on each of the first three anniversaries of the grant date.

14.	Change in Estimate

The Company’s calculation of its product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. The Company also considers current wholesale

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

inventory levels of the Company’s products. Because actual returns related to sales in prior periods were lower than the Company’s original estimates, it recorded a decrease in its reserve for returns in the first quarter of 2007. During the first quarter of 2007, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5,000.

15.	Discontinued Operations

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

Summarized financial information for the discontinued operations is as follows:

Three Months
Ended
March 31, 2007

Total revenues	$(222)
Operating loss	(220)
Net loss	$(141)

Discontinued operations during 2007 are primarily due to changes in estimated reserves for returns and rebates.

16.	Guarantor Financial Statements

Each of the Company’s subsidiaries, except Monarch Pharmaceuticals Ireland Limited (the “Guarantor Subsidiaries”), guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Notes”).

There are no restrictions under the Company’s current financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries for the $400,000 aggregate principal amount of the Notes (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2008					December 31, 2007
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$815,728	$4,641	$6,213	$—	$826,582	$9,718	$4,645	$5,646	$—	$20,009
Investments in debt securities	589,107	—	—	—	589,107	1,344,980	—	—	—	1,344,980
Marketable Securities	1,589	—	—	—	1,589	1,135	—	—	—	1,135
Accounts receivable, net	537	185,174	1,076	—	186,787	9	182,575	1,080	—	183,664
Inventories	69,318	41,054	272	(83)	110,561	76,981	33,361	269	(303)	110,308
Deferred income tax assets	54,600	41,197	39	—	95,836	54,917	45,182	39	—	100,138
Income tax receivable	—	—	—	—	—	18,721	1,454	—	—	20,175
Prepaid expenses and other current assets	28,662	11,634	15	—	40,311	28,315	10,926	4	—	39,245

Total current assets	1,559,541	283,700	7,615	(83)	1,850,773	1,534,776	278,143	7,038	(303)	1,819,654

Property, plant and equipment, net	136,366	128,423	—	—	264,789	125,847	131,246	—	—	257,093
Intangible assets, net	—	731,181	2,666	—	733,847	—	778,248	2,726	—	780,974
Goodwill	—	129,150	—	—	129,150	—	129,150	—	—	129,150
Deferred income tax assets	13,960	338,023	—	—	351,983	4,529	339,107	64	—	343,700
Other assets	39,046	49,781	—	—	88,827	42,315	53,936	—	—	96,251
Investments in subsidiaries	1,748,705	—	—	(1,748,705)	—	1,671,776	—	—	(1,671,776)	—

Total assets	$3,497,618	$1,660,258	$10,281	$(1,748,788)	$3,419,369	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,936	$21,317	$89	$—	$59,342	$52,664	$23,408	$409	$—	$76,481
Accrued expenses	46,302	246,996	6	—	293,304	69,849	306,732	23	—	376,604
Income taxes payable	18,716	(1,660)	124	—	17,180	—	—	—	—	—

Total current liabilities	102,954	266,653	219	—	369,826	122,513	330,140	432	—	453,085

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other liabilities	56,167	6,164	—	—	62,331	55,227	7,753	—	—	62,980
Intercompany payable (receivable)	351,285	(352,059)	774	—	—	290,443	(291,114)	671	—	—

Total liabilities	910,406	(79,242)	993	—	832,157	868,183	46,779	1,103	—	916,065

Shareholders’ equity	2,587,212	1,739,500	9,288	(1,748,788)	2,587,212	2,511,060	1,663,051	8,725	(1,672,079)	2,510,757

Total liabilities and shareholders’ equity	$3,497,618	$1,660,258	$10,281	$(1,748,788)	$3,419,369	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2008					Three Months Ended March 31, 2007
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:

Net sales	$119,137	$412,242	$338	$(118,807)	$412,910	$127,762	$495,261	$49	$(127,366)	$495,706

Royalty revenue	—	19,123	—	—	19,123	—	20,324	—	—	20,324

Total revenues	119,137	431,365	338	(118,807)	432,033	127,762	515,585	49	(127,366)	516,030

Operating costs and expenses:

Cost of revenues	34,999	175,460	30	(119,028)	91,461	47,186	191,442	192	(127,366)	111,454

Selling, general and administrative	72,905	56,912	41	—	129,858	70,867	97,574	(129)	—	168,312

Research and development	582	27,926	—	—	28,508	788	31,483	—	—	32,271

Depreciation and amortization	4,166	55,472	60	—	59,698	4,797	30,821	60	—	35,678

Restructuring charges	(344)	1,403	—	—	1,059	460	—	—	—	460

Total operating costs and expenses	112,308	317,173	131	(119,028)	310,584	124,098	351,320	123	(127,366)	348,175

Operating income (loss)	6,829	114,192	207	221	121,449	3,664	164,265	(74)	—	167,855

Other income (expense):

Interest income	13,595	29	5	—	13,629	9,223	39	4	—	9,266

Interest expense	(1,790)	(14)	—	—	(1,804)	(2,003)	(22)	—	—	(2,025)

Other, net	(376)	(873)	545	—	(704)	(559)	(45)	61	—	(543)

Equity in earnings (loss) of subsidiaries	77,713	—	—	(77,713)	—	108,944	—	—	(108,944)	—

Intercompany interest (expense) income	(3,566)	3,573	(7)	—	—	(4,937)	4,995	(58)	—	—

Total other income (expense)	85,576	2,715	543	(77,713)	11,121	110,668	4,967	7	(108,944)	6,698

Income (loss) from continuing operations before income taxes	92,405	116,907	750	(77,492)	132,570	114,332	169,232	(67)	(108,944)	174,553

Income tax expense (benefit)	4,772	39,977	188	—	44,937	(1,581)	60,104	(24)	—	58,499

Income (loss) from continuing operations	87,633	76,930	562	(77,492)	87,633	115,913	109,128	(43)	(108,944)	116,054

Discontinued operations:

Loss from discontinued operations	—	—	—	—	—	—	(220)	—	—	(220)

Income tax benefit	—	—	—	—	—	—	(79)	—	—	(79)

Loss from discontinued operations, net	—	—	—	—	—	—	(141)	—	—	(141)

Net income (loss)	$87,633	$76,930	$562	$(77,492)	$87,633	$115,913	$108,987	$(43)	$(108,944)	$115,913

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2008				Three Months Ended March 31, 2007
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$32,908	$66,860	$464	$100,232	$10,345	$96,714	$1,025	$108,084

Cash flows from investing activities:
Transfers from (to) restricted cash	144	—	—	144	(148)	—	—	(148)
Purchases of investments in debt securities	(279,175)	—	—	(279,175)	(383,925)	—	—	(383,925)
Proceeds from maturities and sales of investments in debt securities	1,006,630	—	—	1,006,630	515,905	—	—	515,905
Purchases of property, plant and equipment	(16,434)	(3,480)	—	(19,914)	(8,105)	(3,680)	—	(11,785)
Proceeds from sale of property and equipment	13	—	—	13	—	3	—	3
Acquisition of Avinza®	(34)	—	—	(34)	(23)	(290,528)	—	(290,551)
Loan repayment from Ligand	—	—	—	—	37,750	—	—	37,750
Purchases of intellectual property and product rights	—	(715)	—	(715)	—	(31,452)	—	(31,452)

Net cash provided by (used in) investing activities	711,144	(4,195)	—	706,949	161,454	(325,657)	—	(164,203)

Cash flows from financing activities:
Proceeds from exercise of stock options	54	—	—	54	2,611	—	—	2,611
Other	(662)	—	—	(662)	(58)	—	—	(58)
Intercompany	62,566	(62,669)	103	—	(227,048)	226,725	323	—

Net cash provided by (used in) financing activities	61,958	(62,669)	103	(608)	(224,495)	226,725	323	2,553

Increase (decrease) in cash and cash equivalents	806,010	(4)	567	806,573	(52,696)	(2,218)	1,348	(53,566)
Cash and cash equivalents, beginning of period	9,718	4,645	5,646	20,009	101,210	8,749	3,818	113,777

Cash and cash equivalents, end of period	$815,728	$4,641	$6,213	$826,582	$48,514	$6,531	$5,166	$60,211

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors’’ in our Annual Report on Form 10-K for the year ended December 31, 2007, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2007; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our business consists of five segments which include branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing and other. Our branded pharmaceutical products are divided into the following categories:

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

Recent Developments

We have completed patient enrollment for the pivotal Phase III clinical trial evaluating Acuroxtm Tablets for relief of moderate to severe pain. We expect to report top-line results from this pivotal trial by July 2008 and, if these results are positive, submit a New Drug Application (“NDA”) for Acuroxtm Tablets to the FDA before the end of 2008. Acuroxtm Tablets, an immediate-release tablet, is a proprietary composition of oxycodone HCI, niacin and functional inactive ingredients intended to relieve moderate to severe pain and resist or deter common methods of prescription drug abuse, including intravenous injection of dissolved tablets, nasal snorting of crushed tablets and intentional swallowing of excessive numbers of tablets.

We recently learned that Purdue Pharma L.P. (“Purdue”) has submitted an NDA for a reformulated version of its long-acting oxycodone product. Purdue claims that the reformulated product is less susceptible to some common methods of abuse than its currently marketed formulation. If approved, this product would compete with Remoxytm, our novel formulation of long-acting oxycodone that we are developing for the treatment of moderate to severe chronic pain that is designed to resist common methods of prescription drug misuse and abuse. An FDA advisory committee recently considered some aspects of Purdue’s NDA at a public meeting and expressed a variety of concerns. We are uncertain as to whether or when the FDA will approve Purdue’s reformulated product.

II.	RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

The following table summarizes total revenues and cost of revenues by operating segment:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Total Revenues
Branded pharmaceuticals	$369,372	$449,087
Meridian Auto-Injector	42,912	43,015
Royalties	19,123	20,324
Contract manufacturing	313	3,208
Other	313	396

Total revenues	$432,033	$516,030

Cost of Revenues, exclusive of depreciation, amortization and impairments Branded pharmaceuticals	$72,369	$86,874
Meridian Auto-Injector	16,607	18,440
Royalties	2,318	2,443
Contract manufacturing	162	3,004
Other	5	693

Total cost of revenues	$91,461	$111,454

The following table summarizes our deductions from gross sales:

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Gross Sales	$549,419	$634,839
Commercial Rebates	41,676	48,938
Medicare Part D Rebates	16,197	14,966
Medicaid Rebates	12,264	8,718
Chargebacks	20,212	23,645
Returns	4,450	(1,254)
Trade Discounts/Other	22,587	24,018

	432,033	515,808
Discontinued Operations	—	(222)

Net Sales	$432,033	$516,030

Gross sales were lower in 2008 compared to 2007 primarily due to a decrease in gross sales of Altace®, partially offset by an increase in gross sales of Avinza®, which we acquired on February 26, 2007. During December 2007 a competitor entered the market with a generic substitute for Altace®.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Skelaxin®, Altace®, Thrombin-JMI®, Avinza®, and Levoxyl® are at or below normalized levels as of March 31, 2008. We estimate that wholesale and retail inventories of our products as of March 31, 2008 represent gross sales of approximately $155.0 million to $165.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales.

Accrual for Rebates, including Administrative Fees:

	2008	2007

Balance at January 1, net of prepaid amounts	$65,301	$53,765
Current provision related to sales made in current period	67,155	72,088
Current provision related to sales made in prior periods	2,982	534
Rebates paid	(83,660)	(67,255)

Balance at March 31, net of prepaid amounts	$51,778	$59,132

Rebates include commercial rebates and Medicaid and Medicare rebates.

Accrual for Returns (in thousands):

	2008	2007

Balance at January 1	$32,860	$42,001
Current provision	4,450	(1,254)
Actual returns	(4,135)	(6,295)

Ending balance at March 31	$33,175	$34,452

Our calculation for product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. We also consider current wholesale inventory levels of our products. Because actual returns related to sales in prior periods were lower than our original estimates, we recorded a decrease in our reserve for returns in the first quarter of 2007. During the first quarter of 2007, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5.0 million.

Accrual for Chargebacks (in thousands):

	2008	2007

Balance at January 1	$11,120	$13,939
Current provision	20,212	23,645
Actual chargebacks	(21,080)	(26,557)

Ending balance at March 31	$10,252	$11,027

Branded Pharmaceuticals Segment

	For the Three Months		Change
	Ended March 31,		2008 vs. 2007
	2008	2007	$	%
		(In thousands)

Branded pharmaceutical revenue:
Skelaxin®	$115,884	$112,118	$3,766	3.4%
Altace®	79,811	156,620	(76,809)	(49.0)
Thrombin-JMI®	67,151	63,975	3,176	5.0
Avinza®	32,023	9,399	22,624	>100.0
Levoxyl®	15,658	22,057	(6,399)	(29.0)
Other	58,845	84,918	(26,073)	(30.7)

Total revenue	$369,372	$449,087	$(79,715)	(17.8)%

Cost of revenues, exclusive of depreciation, amortization and impairments	$72,369	$86,874	$(14,505)	(16.7)%

Sales of Key Products

Skelaxin®

Net sales of Skelaxin® increased in 2008 from 2007 primarily due to a price increase taken in the fourth quarter of 2007 and changes in wholesale inventory levels partially offset by a decrease in prescriptions. During 2007, net sales of Skelaxin® benefited from a favorable change in estimate in the product’s reserve for returns as discussed above. Due to increased competition, total prescriptions for Skelaxin® decreased approximately 8.5% in 2008 from 2007 according to IMS America, Ltd. (“IMS”) monthly prescription data. The effect of this decrease in prescriptions is partially offset by an increase in the average number of pills dispensed with each prescription over the same time period. We do not believe net sales of Skelaxin® will continue to increase at the rate experienced in the first quarter of 2008.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Altace®

Net sales of Altace® decreased significantly in 2008 from 2007 due to a competitor entering the market in December 2007 with a generic substitute for Altace® capsules. As a result of the entry of generic competition, we expect net sales of Altace® to continue declining throughout 2008. Total prescriptions for Altace® decreased approximately 47.8% in 2008 from 2007 according to IMS monthly prescription data.

For a discussion regarding the generic competition for Altace®, please see Note 8, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® increased in 2008 compared to 2007 primarily due to a price increase taken in the fourth quarter of 2007. A competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. Net sales of Thrombin-JMI® may decrease as a result of the entry of these competing products.

Avinza®

We acquired all rights to Avinza® in the United States, its territories and Canada on February 26, 2007. Net sales of Avinza® in 2007 reflect sales occurring from February 26, 2007 through March 31, 2007. Total prescriptions for Avinza® decreased approximately 5.4% in the first quarter of 2008 compared to the first quarter of 2007 according to IMS monthly prescription data. While total prescriptions for Avinza® increased approximately 1.5% in the first quarter of 2008 compared to the fourth quarter of 2007, it may not be indicative of future performance.

On March 24, 2008, we received a letter from the United States Food and Drug Administration, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding promotional material for Avinza® that was created and submitted to the DDMAC by Ligand Pharmaceuticals (the company from whom we acquired Avinza®). The letter expressed concern with the balance of the described risks and benefits associated with the use of the product and the justification for certain statements made in the promotional material. Although the Company does not currently use promotional materials created by Ligand, including the specific material referred to in the letter, we have requested a meeting with the DDMAC to discuss this matter. We plan to address the points raised in the letter as well as the applicability of those points to the marketing materials we currently use, in an effort to fully and expeditiously resolve this matter.

Separately, we have reviewed our sales and marketing practices related to Avinza® and found no violations of law. We are nonetheless initiating a program to improve the sales and marketing practices associated with all of our products.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Levoxyl®

Net sales of Levoxyl® decreased in 2008 compared to 2007 primarily due to decreases in wholesale inventory levels in 2008, partially offset by price increases taken in the fourth quarter of 2007. While net sales for this product may continue to decline in 2008, we believe the rate of any decline will be lower than that experienced in the first quarter of 2008.

Other

Net sales of other branded pharmaceutical products were lower in 2008 compared to 2007 primarily due to the sale of several of our other branded pharmaceutical products to JHP Pharmaceuticals, lower net sales of Sonata® and Bicillin® and a decrease in prescriptions.

Net sales of Sonata® were lower in 2008 than in 2007 primarily due to a decrease in prescriptions and changes in wholesale inventory levels partially offset by a price increase taken in the fourth quarter of 2007. We have granted CorePharma LLC a license to market an authorized generic of our Sonata® product. CorePharma began selling an authorized generic of Sonata® in May 2008. We will receive a royalty on all net sales of the authorized generic of Sonata®. With the expiration of the composition of matter patent covering Sonata®, we expect that new competitors will enter the market with unauthorized generic substitutes for Sonata® in June 2008. We will not receive any royalties on sales of these unauthorized generics. We expect net sales of Sonata® to begin declining even more significantly during the last three quarters of 2008 than it has over the past year as a result of these authorized and unauthorized generic substitutes entering the market.

We completed construction of facilities to produce Bicillin® at our Rochester, Michigan location, began commercial production in the fourth quarter of 2006 and replenished wholesale inventories of the product during the first quarter of 2007. Prior to the first quarter of 2007, Bicillin® was in short supply. Accordingly, we believe that net sales of Bicillin during the first quarter of 2008 are more indicative of demand for the product than net sales during the first quarter of 2007. Our other branded pharmaceutical products are not promoted through our sales force and prescriptions for many of our products included in this category are declining.

Cost of Revenues

Cost of revenues from branded pharmaceutical products decreased in 2008 from 2007 primarily due to a decrease in unit sales of Altace® and the sale of several of our other branded pharmaceutical products to JHP Pharmaceuticals LLC on October 1, 2007, partially offset by an increase in unit sales of Avinza® due to the acquisition of this product on February 26, 2007.

Meridian Auto-Injector

	For the Three Months		Change
	Ended March 31,		2008 vs. 2007
	2008	2007	$	%
		(In thousands)

Meridian Auto-Injector revenue	$42,912	$43,015	$(103)	(0.2)%
Cost of revenues, exclusive of depreciation, amortization and impairments	16,607	18,440	(1,833)	(9.9)

Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. Demand for Epipen® is seasonal as a result of its use in the emergency treatment of allergic reactions to insect stings or bites, more of which occur in the warmer months. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Total prescriptions for Epipen® in the United States increased approximately 3.8% in 2008 compared to 2007 according to IMS monthly prescription data.

Royalties

	For the Three Months		Change
	Ended March 31,		2008 vs. 2007
	2008	2007	$	%
		(In thousands)

Royalty revenue	$19,123	$20,324	$(1,201)	(5.9)%
Cost of revenues, exclusive of depreciation, amortization and impairments	2,318	2,443	(125)	(5.1)

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®.

On April 10, 2008 CV Therapeutics, Inc. and Astellas Pharma US, Inc. announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that will compete with Adenoscan®. Regadenoson will be commercialized by Astellas. Astellas is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with them. It is anticipated that following the commercial launch of regadenoson, sales of Adenoscan may decline. However, our agreements with Astellas provide for minimum royalty payments to King of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). King will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, but the minimum guaranteed portion of the royalty payments terminates upon certain events, including a finding of invalidity or unenforceability of the patents. In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	For the Three Months		Change
	Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments	$91,461	$111,454	$(19,993)	(17.9)%
Selling, general and administrative	129,858	168,312	(38,454)	(22.8)
Research and development	28,508	32,271	(3,763)	(11.7)
Depreciation and amortization	59,698	35,678	24,020	67.3
Restructuring charges	1,059	460	599	> 100

Total operating costs and expenses	$310,584	$348,175	$(37,591)	(10.8)%

Selling, General and Administrative Expenses

	For the Three Months		Change
	Ended March 31,		2008 vs. 2007
	2008	2007	$	%
	(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$111,901	$122,354	$(10,453)	(8.5)%
Co-promotion fees	17,957	45,958	(28,001)	(60.9)

Total selling, general and administrative	$129,858	$168,312	$(38,454)	(22.8)%

As a percentage of total revenues, total selling, general, and administrative expenses were 30.1% and 32.6% in 2008 and 2007, respectively.

Total selling, general and administrative expenses decreased in 2008 compared to 2007 primarily due to a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”) and a decrease in operating expenses. The decrease in co-promotion expense is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we paid Wyeth in 2008 compared to 2007 under the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above. Following the Circuit Court’s decision in September 2007 invalidating our ‘722 Patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. As a result of these actions we have reduced selling, general and administrative expenses, exclusive of co-promotion fees, in the first quarter of 2008 and expect these expenses to decline by approximately $75.0 million to $90.0 million for the full year of 2008 compared to the full year of 2007.

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

Selling, general and administrative expense includes special items of $2.9 million and $1.1 million during 2008 and 2007, respectively, primarily due to professional fees related to the previously completed investigations of our company by the HHS/OIG and the SEC, and the on-going private plaintiff securities litigation. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Research and Development Expense

	For the Three Months		Change
	Ended March 31,		2008 vs. 2007
	2008	2007	$ %

Research and development	$28,508	$32,271	$(3,763)	(11.7)%

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses decreased due to the timing of costs incurred on our current research and development projects. We anticipate research and development expense to increase in 2008 compared to 2007. For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in 2008 from 2007 primarily due to amortization associated with Altace® and Avinza®, partially offset by a decrease in depreciation and amortization expense associated with the sale of the Rochester, Michigan sterile manufacturing facility. Following the Circuit Court’s decision in September 2007 invalidating our ‘722 patent that covered Altace®, we undertook an analysis of its potential effect on future net sales of the product. Based upon this analysis, we reduced the estimated remaining useful life of Altace®. Accordingly, amortization of the remaining intangibles associated with Altace® was completed during the first quarter of 2008. The amortization expense associated with Altace® during the first quarter of 2008 was $29.7 million. Additionally, on February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date. We completed the sale of the Rochester, Michigan sterile manufacturing facility to JHP Pharmaceuticals LLC on October 1, 2007. For additional information, please see Note 6, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.” Due to the completed amortization of intangible assets related to Altace® in the first quarter of 2008, we expect depreciation and amortization expense to decrease substantially during the remaining quarters of 2008. Depreciation and amortization expense in 2008 and 2007 include special items of $0.6 million and $1.5 million, respectively, due to accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by 2009.

As of March 31, 2008, the net intangible assets associated with Synercid® totaled approximately $74.0 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain generic companies have challenged patents on Skelaxin® and Avinza®. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with these products.

Non-Operating Items

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Interest income	$13,629	$9,266
Interest expense	(1,804)	(2,025)
Other, net	(704)	(543)

Total other income	11,121	6,698
Income tax expense	44,937	58,499
Discontinued operations	—	(141)

Interest Income

Interest income increased during 2008 compared to 2007 primarily due to an increase in interest rates and a higher total balance of cash, cash equivalents and investments in debt securities in the first quarter of 2008. We believe interest income will decrease in 2008 compared to 2007 due to a diversification of our investments in 2008. For additional information related to the diversification of our investments in 2008, please see “Liquidity and Capital Resources” below.

Income Tax Expense

During 2008 and 2007, our effective income tax rate for continuing operations was 33.9% and 33.5%, respectively. This rate differs from the federal statutory rate of 35% in 2008 and 2007 primarily due to tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

Liquidity and Capital Resources

General

We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations, our existing revolving credit facility and funds potentially available to us under our universal shelf registration are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds under various circumstances, which could include a significant acquisition of a business or assets, new product development projects, expansion opportunities or other factors that may require us to raise additional funds in the future. We cannot provide assurance that funds will be available to us when needed on favorable terms, or at all.

As of March 31, 2008, our investments in debt securities consisted solely of tax-exempt auction rate securities, and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures and as of March 31, 2008, our investments in auction rate securities, with a total par value of $617.5 million have all experienced one or more failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of May 6, 2008, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $569.8 million in par value of our investments in debt securities using unobservable inputs which are classified as Level 3 measurements under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). We have measured $47.7 million of investments in debt securities at par value based on public call notices from the issuer of the security. For additional information regarding SFAS No. 157, please see Note 3, “Fair Value Measurements,” in Part I, Item 1, “Financial Statements.”

Although we have realized no loss of principal with respect to these investments, as of March 31, 2008, we recorded unrealized losses on our investments in auction rate securities of $28.4 million. We believe the decline is temporary and have accordingly recorded it in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet.

As of March 31, 2008, we had approximately $617.5 million, in par value, invested in tax-exempt auction rate securities which consisted of $319.1 million associated with student loans backed by the federal family education loan program (FFELP), $265.8 million associated with municipal bonds in which performance is supported by bond insurers and $32.6 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

We have classified our auction rate securities as current assets as of March 31, 2008 because we believe that it is reasonable to expect that these securities will be realized in cash within our normal operating cycle of one year. However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve.

We have continued to diversify our portfolio of short-term investments. Since March 31, 2008 through May 6, 2008 we have received, at par, $75.5 million in cash associated with our investments in debt securities that have been called and funded by the issuer and have received $17.6 million in cash associated with successful auctions.

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which matures in April 2012.

In October 2007, we entered into a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® (abuse-deterrent/abuse-resistant) Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) Tablets, formerly known as OxyADF, and another opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

In December 2007, we made a non-refundable cash payment of $30.0 million to Acura. Under the terms of the agreement, we will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acuroxtm Tablets and all research and development expenses related to future products after the exercise of our option to an exclusive license for each future product. During January 2008, we made an additional payment of $2.0 million to Acura, which was accrued as of December 31, 2007, for certain research and development expenses incurred by Acura prior to the closing date. We may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acuroxtm Tablets and for each other product developed under the agreement. We may also make an additional $50.0 million non-refundable cash milestone payment to Acura when the aggregate net sales of all products developed under the agreement exceeds $750.0 million. In addition, we will make royalty payments to Acura ranging from 5% to 25% based on the combined annual net sales of all products developed under the agreement.

In December 2007, a third party launched a generic substitute for Altace® capsules. As a result of the entry of generic competition, Altace® net sales have decreased and we expect net sales of Altace® will continue to decline significantly during 2008. For a discussion regarding the generic competition for Altace®, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Following the Circuit Court’s decision in September 2007 invalidating our ‘722 Patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. We incurred total costs of approximately $67.0 million in connection with this initiative. This total included the contract termination payment paid to Depomed, Inc. in October of 2007 of approximately $29.7 million, as discussed below. We made additional cash payments of $22.2 million during the first quarter of 2008 primarily related to employee termination costs. The restructuring was substantially completed in the first quarter of 2008. We estimate that the 2008 selling, general and administrative expense savings from these actions will range from $75.0 million to $90.0 million. For additional information, please see Note 12, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

In October 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC for $91.7 million, less fees of $5.4 million. We retained our stand-alone Bicillin (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 6, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

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

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. The aggregate amount of these payments will not exceed $13.2 million.

In February 2006, we entered into a collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow granted us rights to certain current and future New Drug Applications (“NDAs”) regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. On February 27, 2007, the FDA approved an NDA arising from this collaboration for an Altace® tablet formulation. Arrow granted us an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed amended ramipril application for the amount of $5.0 million. In April 2007, we exercised this option and paid $5.0 million to Arrow. As a result, we own the entire right, title and interest in and to the Ramipril Application. Arrow will have responsibility for the manufacture and supply of the new formulations of ramipril for us. However, under certain conditions we may manufacture and supply new formulations of ramipril. We launched a tablet formulation of Altace® in February 2008.

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

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxytm and other opioid painkillers. Remoxytm, an investigational novel formulation of extended release oxycodone for the treatment of moderate to severe chronic pain, is designed to resist common methods of abuse, such as crushing, heating or dissolution in alcohol that are reported with respect to other long-acting opioids. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $145.0 million in cash based on the successful clinical and regulatory development of Remoxytm and other opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxytm and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance. After regulatory approval and commercialization of Remoxytm or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

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

Governmental Pricing Investigation and Related Matters

For information on these matters, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

We are currently unable to predict the outcome of the pending litigation. If we were not to prevail in the pending litigation, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Patent Challenges

Certain generic companies have challenged patents on Skelaxin® and Avinza®. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$100,232	$108,084

Our net cash from operations was lower in 2008 than in 2007 primarily due to a decrease in net sales of branded pharmaceutical products. Branded pharmaceutical product net sales decreased in 2008 from 2007 primarily as a result of the market entry of a generic substitute for Altace® in late 2007. The decrease in net sales was partially offset by a decrease in selling, general and administration expenses and co-promotion fees. Please see the section entitled “Results of Operations” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees. Our net cash flows from operations in 2007 includes a payment of $50.1 million resulting from a binding arbitration proceeding with Elan in 2006.

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the three months ended March 31, 2008 and 2007.

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Accounts receivable, net of allowance	$(3,539)	$1,663
Inventories	(253)	10,373
Prepaid expenses and other current assets	(1,066)	(12,446)
Accounts payable	(14,418)	(8,888)
Accrued expenses and other liabilities	(84,201)	(92,037)
Income taxes payable	38,907	47,498
Deferred revenue	(1,170)	(1,170)
Other assets	3,649	(7,008)
Deferred taxes	5,438	12,367

Total changes from operating assets and liabilities and deferred taxes	$(56,653)	$(49,648)

Investing Activities

	For the Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Net cash provided by (used in) investing activities	$706,949	$(164,203)

Our cash flows from investing activities for 2008 were primarily due to net sales of our investments in debt securities of $727.5 million, partially offset by capital expenditures of $19.9 million.

Investing activities in 2007 were driven by the acquisition of Avinza® during the first quarter of 2007 for $290.6 million, payments of $25.0 million under our collaboration agreement with Arrow and $6.0 million associated with the exclusive licenses acquired from Vascular Solutions. Capital expenditures during 2007 totaled $11.8 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. These payments were partially offset by net sales of our investments in debt securities of $132.0 million and the collection of the loan to Ligand of $37.8 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2008 of approximately $55.0 to $65.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, information technology systems and hardware, building improvements for facility upgrades, costs associated with improving our production capabilities and costs associated with moving production of some of our pharmaceutical products to our facility in Bristol.

Financing Activities

	For the
	Three Months
	Ended March 31,
	2008	2007
	(In thousands)

Net cash (used in) provided by financing activities	$(608)	$2,553

Our cash flows from financing activities for 2008 and 2007 primarily related to activities associated with our stock compensation plans, including the exercise of employee stock options.

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

In April 2002, we established a $400.0 million five-year senior secured revolving credit facility that was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which is scheduled to mature in April 2012 (the “2007 Credit Facility”). As of March 31, 2008, up to $474.0 million is available to us under the 2007 Credit Facility.

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of our domestic subsidiaries and by a pledge of 65% of the equity of our foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by four of our subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc. The 2007 Credit Facility accrues interest at either, at our option, (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (x) unused commitments under the facility and (y) letters of credit outstanding. The facility provides availability for the issuance of up to $30.0 million in letters of credit. We incurred $1.5 million of deferred financing costs in connection with the establishment of this facility, which we will amortize over five years, the life of the facility. This facility requires us to maintain a minimum net worth of no less than $1.5 billion plus 50% of our consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of March 31, 2008, we were in compliance with these covenants. As of March 31, 2008, we had $1.0 million outstanding for letters of credit.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of March 31, 2008, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

Impact of Inflation

We have experienced only moderate raw material and labor price increases in recent years. While we have passed some price increases along to our customers, we have primarily benefited from sales growth negating most inflationary pressures.

Recently Issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. We do not anticipate that SFAS No. 161 will have a material effect on our financial statements and are planning to adopt this standard in the first quarter of 2009.

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

Other significant estimates include accruals for Medicaid, Medicare, and other rebates, returns and chargebacks, allowances for doubtful accounts and estimates used in applying the revenue recognition policy.

We are subject to risks and uncertainties that may cause actual results to differ from the related estimates, and our estimates may change from time to time in response to actual developments and new information.

The significant accounting estimates that we believe are important to aid in fully understanding our reported financial results include the following:

•	Intangible assets, goodwill and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development, if any, and other intangibles using the assistance of valuation consultants. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. However, patents have specific legal lives over which they are amortized. Conversely, trademarks and product rights have no specific legal lives. Trademarks and product rights will continue to be an asset to us after the expiration of the patent, as their economic value is not tied exclusively to the patent. We believe that by establishing separate lives for the patent versus the trademark and product rights, we are in essence using an accelerated method of amortization for the product as a whole. This results in greater amortization in earlier years when the product is under patent protection, as we are amortizing both the patent and the trademark and product rights, and less amortization when the product faces potential generic competition, as the amortization on the patent is eliminated. Because we have no discernible evidence to show a decline in cash flows for trademarks and product rights, or for patents, we use the straight-line method of amortization for both intangibles.

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

The gross carrying amount and accumulated amortization as of March 31, 2008 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
		(In thousands)

Branded
Avinza®	$285,700	$29,018	$256,682
Skelaxin®	278,832	144,065	134,767
Sonata®	61,961	61,961	—

Neuroscience	626,493	235,044	391,449

Synercid®	110,589	36,595	73,994
Other hospital	8,442	6,199	2,243

Hospital	119,031	42,794	76,237

Intal®	34,033	29,655	4,378
Bicillin®	92,350	28,493	63,857
Other acute care	5,992	5,746	246

Acute care	132,375	63,894	68,481

Altace®	156,744	156,744	—
Other legacy products	128,517	73,733	54,784

Legacy products	285,261	230,477	54,784

Total Branded	1,163,160	572,209	590,951

Meridian Auto-Injector	176,175	34,379	141,796
Royalties	3,722	2,622	1,100
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$1,343,057	$609,210	$733,847

The net book value by type of intangible asset as of March 31, 2008 was as follows:

		Trademarks, Product	Net Book
	Patents	Rights and Other	Value
	(In thousands)

Branded
Avinza®	$256,682	$—	$256,682
Skelaxin®	—	134,767	134,767

Neuroscience	256,682	134,767	391,449

Synercid®	32,226	41,768	73,994
Other hospital	—	2,243	2,243

Hospital	32,226	44,011	76,237

Intal®	—	4,378	4,378
Bicillin®	—	63,857	63,857
Other acute care	—	246	246

Acute care	—	68,481	68,481

Altace®	—	—	—
Other legacy products	—	54,784	54,784

Legacy products	—	54,784	54,784

Total Branded	288,908	302,043	590,951

Meridian Auto-Injector	—	141,796	141,796
Royalties	806	294	1,100
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$289,714	$444,133	$733,847

The amounts for impairments and amortization expense for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded
Avinza®	$—	$6,638	$—	$2,230
Skelaxin®	—	5,811	—	3,887
Sonata®	—	315	—	—

Neuroscience	—	12,764	—	6,117

Synercid®	—	2,375	—	2,375
Other hospital	—	76	—	418

Hospital	—	2,451	—	2,793

Intal®	—	1,459	—	1,402
Bicillin®	—	925		926
Other acute care	—	83	—	372

Acute care	—	2,467	—	2,700

Altace®	—	29,687	—	7,465
Other legacy products	—	1,456	—	3,717

Legacy products	—	31,143	—	11,182

Total Branded	—	48,825	—	22,792

Meridian Auto-Injector	—	1,920	—	1,966
Royalties	—	182	—	11
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total intangible assets	$—	$50,927	$—	$24,769

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at March 31, 2008
Trademark &
	Patent	Product Rights

Altace®	—	—
Skelaxin®	—	5 years 9 months
Avinza®	9 years 8 months	—
Intal®	—	9 months
Synercid®	7 years 9 months	7 years 9 months
Bicillin®	—	17 years 3 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such

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

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

Discussion and Analysis of Financial Condition and Results of Operations” section, as well as other sections of this report.

Forward-looking statements in this report include, but are not limited to, those regarding:

•	the potential of, including anticipated net sales and prescription trends for, our branded pharmaceutical products, particularly Altace®, Skelaxin®, Avinza®, Thrombin-JMI®, Levoxyl® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Skelaxin®, Avinza®, Sonata® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxytm, Acuroxtm Tablets, CorVuetm and other products;

•	the successful execution of our growth and restructuring strategies, including our accelerated strategic shift;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin® and Avinza® patent challenges, securities litigation and other legal proceedings described in this report; and

•	expectations regarding the NDA that Purdue submitted to the FDA for a reformulated version of its long-acting oxycodone product;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings.

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

As of March 31, 2008, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2007. For information related to our investments in debt securities, please see “Liquidity and Capital Resources” above.

We have marketable securities which are carried at fair value based on the quoted price for identical securities in an active market. Gains and losses on securities are based on the specific identification method.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will decrease as interest rates rise and increase as interest rates fall. In addition, the fair value of our convertible debentures is affected by our stock price.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the SEC.

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 8, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements”.

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 which we filed with the Securities and Exchange Commission on February 29, 2008.

Item 6.	Exhibits

Exhibit
Number		Description

10	.1*†	2008 Executive Management Incentive Award
10.2		Compensation Policy for Non-Employee Directors
10	.3(1)	Termination of Litigation Agreement, dated as of January 2, 2008, by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePharma LLC.
10	.4(1)	Metaxalone 800 mg Product Agreement, dated as of January 2, 2008, by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePharma LLC.
10	.5(2)*	Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.6(2)*	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.7(2)*	Form of Long-Term Performance Unit Award Agreement — One-Year Performance Cycle
10	.8(2)*	Form of Long-Term Performance Unit Award Agreement — Three-Year Performance Cycle
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission (“SEC”) pursuant to a Confidential Treatment Request filed with the SEC.

(1)	Incorporated by reference to King’s Current Report on Form 8-K filed January 8, 2008.

(2)	Incorporated by reference to King’s Current Report on Form 8-K filed April 1, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: May 8, 2008

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: May 8, 2008