Form 10-Q
period 2008-06-30
KING PHARMACEUTICALS INC
filed 2008-08-07
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Number of shares outstanding of registrant’s common stock as of August 5, 2008: 246,489,859

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,095,549	$20,009
Investments in debt securities	97,952	1,344,980
Marketable securities	1,078	1,135
Accounts receivable, net of allowance of $4,927 and $5,297	169,040	183,664
Inventories	104,899	110,308
Deferred income tax assets	94,171	100,138
Income tax receivable	—	20,175
Prepaid expenses and other current assets	39,216	39,245

Total current assets	1,601,905	1,819,654

Property, plant and equipment, net	264,439	257,093
Intangible assets, net	674,521	780,974
Goodwill	129,150	129,150
Deferred income tax assets	364,700	343,700
Investment in debt securities	334,082	—
Other assets (includes restricted cash of $16,428 and $16,480)	88,657	96,251

Total assets	$3,457,454	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$65,197	$76,481
Accrued expenses	278,564	376,604
Income taxes payable	17,149	—

Total current liabilities	360,910	453,085

Long-term debt	400,000	400,000
Other liabilities	61,947	62,980

Total liabilities	822,857	916,065

Commitments and contingencies (Note 8)
Shareholders’ equity	2,634,597	2,510,757

Total liabilities and shareholders’ equity	$3,457,454	$3,426,822

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Net sales	$373,173	$522,330	$786,083	$1,018,036
Royalty revenue	23,678	20,396	42,801	40,720

Total revenues	396,851	542,726	828,884	1,058,756

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	102,185	125,530	193,646	236,984

Selling, general and administrative, exclusive of co-promotion fees	101,910	125,684	213,811	248,038
Co-promotion fees	10,063	47,524	28,020	93,482

Total selling, general and administrative expense	111,973	173,208	241,831	341,520

Research and development	48,662	37,355	77,170	69,626
Research and development-in-process upon acquisition	5,500	3,100	5,500	3,100

Total research and development	54,162	40,455	82,670	72,726

Depreciation and amortization	31,805	40,412	91,503	76,090
Asset impairments	39,429	74,810	39,429	74,810
Restructuring charges (Note 12)	(542)	—	517	460

Total operating costs and expenses	339,012	454,415	649,596	802,590

Operating income	57,839	88,311	179,288	256,166

Other income (expense):
Interest income	9,261	8,517	22,890	17,783
Interest expense	(1,838)	(1,853)	(3,642)	(3,878)
Other, net	(123)	278	(827)	(265)

Total other income	7,300	6,942	18,421	13,640

Income from continuing operations before income taxes	65,139	95,253	197,709	269,806
Income tax expense	22,118	30,394	67,055	88,893

Income from continuing operations	43,021	64,859	130,654	180,913

Discontinued operations:
Loss from discontinued operations	—	(115)	—	(335)
Income tax benefit	—	(41)	—	(120)

Total loss from discontinued operations, net	—	(74)	—	(215)

Net income	$43,021	$64,785	$130,654	$180,698

Income per common share:
Basic:
Income from continuing operations	$0.18	$0.27	$0.54	$0.74
Total loss from discontinued operations	—	—	—	—

Net income	$0.18	$0.27	$0.54	$0.74

Diluted:
Income from continuing operations	$0.18	$0.26	$0.53	$0.74
Total loss from discontinued operations	—	—	—	—

Net income	$0.18	$0.26	$0.53	$0.74

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2006	243,151,223	$1,244,986	$1,043,902	$(282)	$2,288,606
Comprehensive income:
Net income	—	—	180,698	—	180,698
Foreign currency translation	—	—	—	567	567

Total comprehensive income					181,265
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(1,523)	—	(1,523)
Stock-based award activity	1,012,783	20,663	—	—	20,663

Balance at June 30, 2007	244,164,006	$1,265,649	$1,223,077	$285	$2,489,011

Balance at December 31, 2007	245,937,709	$1,283,440	$1,225,360	$1,957	$2,510,757
Comprehensive income:
Net income	—	—	130,654	—	130,654
Net unrealized loss on investments in debt securities, net of taxes of $13,054	—	—	—	(21,012)	(21,012)
Foreign currency translation	—	—	—	(336)	(336)

Total comprehensive income					109,306
Stock-based award activity	544,273	14,534	—	—	14,534

Balance at June 30, 2008	246,481,982	$1,297,974	$1,356,014	$(19,391)	$2,634,597

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows provided by operating activities	$238,227	$252,722

Cash flows from investing activities:
Transfers from (to) restricted cash	52	(231)
Purchases of investments in debt securities	(279,175)	(869,683)
Proceeds from maturities and sales of investments in debt securities	1,158,055	891,870
Purchases of property, plant and equipment	(32,950)	(18,094)
Proceeds from sale of property and equipment	77	3
Acquisition of Avinza®	(42)	(296,492)
Loan repayment from Ligand	—	37,750
Purchases of intellectual property and product rights	(6,855)	(65,058)

Net cash provided by (used in) investing activities	839,162	(319,935)

Cash flows from financing activities:
Net (payments) proceeds related to stock-based award activity	(1,849)	9,764
Debt issuance costs	—	(1,623)

Net cash (used in) provided by financing activities	(1,849)	8,141

Increase (decrease) in cash and cash equivalents	1,075,540	(59,072)
Cash and cash equivalents, beginning of period	20,009	113,777

Cash and cash equivalents, end of period	$1,095,549	$54,705

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 and 2007
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Basic income per common share:
Weighted average common shares	243,439,861	242,745,937	243,365,118	242,568,089

Diluted income per common share:
Weighted average common shares	243,439,861	242,745,937	243,365,118	242,568,089
Effect of stock options	39,053	813,989	36,902	648,956
Effect of dilutive share awards	1,550,079	990,441	1,456,746	893,426

Weighted average common shares	245,028,993	244,550,367	244,858,766	244,110,471

For the three months ended June 30, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 6,295,371 shares of common stock, 326,600 restricted stock awards (“RSAs”) and 830,315 long-term performance units (“LPUs”). For the six months ended June 30, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,721,081 shares of common stock, 408,480 RSAs and 548,805 LPUs. For the three months ended June 30, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 1,646,974 shares of common stock, 81,849 RSAs and 1,088,145 LPUs. For the six months ended June 30, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 1,813,405 shares of common stock, 51,876 RSAs and 580,508 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Fair Value Measurements

Cash and Cash Equivalents.   The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by large domestic banks. As of June 30, 2008 and December 31, 2007, the Company’s cash equivalents consisted solely of money market funds. There were no cumulative unrealized holding gains or losses associated with these money market funds as of June 30, 2008 and December 31, 2007.

Marketable Securities.  As of June 30, 2008 and December 31, 2007, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $1,078 and $1,135, respectively. There were no cumulative unrealized holding gains or losses in these investments as of June 30, 2008 and December 31, 2007.

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

As of June 30, 2008 and December 31, 2007, the par value of the Company’s investments in debt securities was $466,100 and $1,344,980, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

On February 11, 2008, the Company began to experience auction failures with respect to its investments in auction rate securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges.

Although the Company has realized no loss of principal with respect to its investments in debt securities, as of June 30, 2008, there were cumulative unrealized holding losses of $34,066 associated with these investments. The Company believes the decline is temporary and has accordingly recorded it in accumulated other comprehensive income on the Condensed Consolidated Financial Statements. There were no cumulative unrealized holding gains or losses as of December 31, 2007.

The Company has classified its auction rate securities associated with municipal bonds as current assets as of June 30, 2008 because the Company believes that it is reasonable to expect that these securities will be realized in cash within its normal operating cycle of one year. However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve. The Company has classified its auction rate securities associated with student loans as long-term assets.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the Company’s assets which are measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Money Market Funds	$1,085,350	$1,085,350	$—	$—
Marketable Securities	1,078	1,078	—	—
Investments in Debt Securities	432,034	—	16,075	415,959

Total	$1,518,462	$1,086,428	$16,075	$415,959

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of June 30, 2008.

The fair value of investments in debt securities within the Level 2 classification is at par based on public call notices from the issuer of the security.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Investments in Debt Securities

Beginning balance, December 31, 2007	$—
Total gains or losses (realized/unrealized)
Included in other comprehensive income (loss)	(28,418)
Transfers to Level 3	569,775

Ending balance, March 31, 2008	$541,357

Total gains or losses (realized/unrealized)
Included in other comprehensive income (loss)	(5,648)
Settlements	(103,675)
Transfers out of Level 3	(16,075)

Ending balance, June 30, 2008	$415,959

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were no realized or unrealized gains or losses with respect to investments in debt securities included in the Condensed Consolidated Statement of Operations for the period ending June 30, 2008. The increase in the unrealized loss included in other comprehensive income (loss) is primarily driven by an increase in expected interest rates which resulted in an increase in the discount rate used in determining the present value of the probability-weighted future principal and interest payments.

All of the debt securities within the Level 2 classification were called prior to June 30, 2008 by their issuers and the Company received cash payments equal to the par value of these securities subsequent to June 30, 2008.

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2008	2007

Raw materials	$115,657	$129,781
Work-in-process	32,637	27,590
Finished goods (including $5,106 and $3,901 of sample inventory, respectively)	66,879	61,324

	215,173	218,695
Inventory valuation allowance	(110,274)	(108,387)

Total inventories	$104,899	$110,308

5.	Property, Plant and Equipment

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

6.  Acquisitions, Dispositions, Co-Promotions and Alliances

In December 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. On June 9, 2008, the Company, together with Pain Therapeutics, Inc., submitted a New Drug Application (“NDA”) for Remoxy® to the U.S. Food and Drug Administration (“FDA”). Remoxy®, a unique long-acting formulation of oral oxycodone for moderate to severe chronic pain, uses extraction-resistant technology (“XRTtm”), a unique physical barrier that is designed to provide controlled pain relief and resist common methods used to extract the opioid more rapidly than intended as seen with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the second quarter of 2008, the Company recorded $15,750 in research and development expense to accrue the milestone payments associated with the anticipated acceptance by the FDA of the NDA filing for Remoxy®.

In June 2008, the Company and CorePharma LLC (“Core”) entered into a Product Development Agreement to collaborate in the development of new formulations of metaxalone, which the Company currently sells under the brand name Skelaxin®. Under the agreement, Core and the Company granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to the Company, and the Company will grant Core a non-exclusive, royalty-free license to use the created intellectual property with any product not containing metaxalone. Pursuant to the agreement, the Company made a non-refundable cash payment to Core of $2,500 which was recognized as in-process research and development expense in the branded pharmaceuticals segment in the second quarter of 2008. The success of the project depends on the completion of successful development activities and upon approval by the FDA of any new formulations of metaxalone that are developed as a result of the collaboration. The Company will reimburse Core for the estimated cost to complete the development activities incurred under the agreement, which are expected to be approximately $2,500, subject to a cap. In addition, the Company is required to make milestone payments based on achievement and success of specified development activities and achievement of net sales thresholds relating to new formulations of metaxalone that may result from the collaboration, plus royalty payments based on net sales attributable to these new formulations of metaxalone.

In October 2007, the Company and Acura Pharmaceuticals, Inc. (“Acura”) entered into a License, Development and Commercialization Agreement to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® Technology in the United States, Canada and Mexico. The agreement provides the Company an exclusive license to Acuroxtm Tablets (oxycodone HCl, niacin and a unique combination of other ingredients) and another undisclosed opioid product utilizing Acura’s Aversion® Technology. Products formulated with the Aversion® Technology have properties that potentially enable them to resist or deter common methods of prescription drug misuse and abuse, including intravenous injection of dissolved tablets, nasal snorting of crushed tablets and intentional swallowing of excessive numbers of tablets. In addition, the agreement provides the Company with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. In May 2008, the Company exercised its option for a third immediate-release opioid product under the agreement. In connection with the exercise of the option, the Company paid a non-refundable option exercise fee to Acura of $3,000. This amount was expensed as in-process research and development in the branded pharmaceuticals segment during the second quarter of 2008 as this project had not received regulatory approval and had no alternative future use. The Company believes there is a reasonable probability of completing the project successfully, however the success of the project depends on completion of a successful clinical development program and the FDA’s approval to market the product. The estimated cost to complete the project at the execution of the agreement was approximately $16,000. In June 2008, the Company, together with Acura, reported positive top-line results from the pivotal Phase III clinical trial evaluating Acuroxtm Tablets. Under the agreement, these results triggered a milestone payment to Acura of $5,000 in the second quarter of 2008, which the Company recorded as research and development expense.

In October 2007, the Company sold its Rochester, Michigan sterile manufacturing facility, some of its legacy products that were manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC (“JHP”) for $91,663, less selling costs of $5,387, resulting in a loss of $46,354, of which $45,551 was recognized in the second quarter of 2007 and $803 in the second half of 2007 as an asset impairment charge. The companies also entered into a manufacturing and supply agreement pursuant to which JHP provides certain fill and finish manufacturing activities with respect to the Company’s hemostatic product Thrombin-JMI®. The Company retained its stand-alone Bicillin® (sterile penicillin products) manufacturing facility, which is also located in Rochester, Michigan.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2007, the Company entered into a Product Development Agreement with Mutual Pharmaceutical Company (“Mutual”) and United Research Laboratories (“United”) to jointly research and develop one or more improved formulations of metaxalone. Under this agreement, the Company sought Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United’s rights in intellectual property pertaining to such formulations. The Company paid $3,100 to Mutual for previously incurred development expenses, which was recorded in the second quarter of 2007 as in-process research and development in the branded pharmaceuticals segment. Development activities under this agreement ceased in December 2007.

In September 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s product Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289,732, consisting of $289,332 in cash consideration and $400 for the assumption of a short-term liability. Additionally, the Company incurred acquisition costs of $6,765. Of the cash payments made to Ligand, $15,000 was set aside in an escrow account to fund potential liabilities Ligand could later owe the Company, of which $7,500 of the escrow funds was released to Ligand in each of the third quarter of 2007 and the first quarter of 2008.

As part of the transaction, the Company has agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. The royalty the Company pays to Ligand consists of a 15% royalty during the first 20 months after the closing date, until October 2008. Subsequent royalty payments to Ligand will be based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are $200,000 or less the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200,000 then the royalty payment will be 10% of all net sales up to $250,000, plus 15% of net sales greater than $250,000.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007, the Company obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which the Company markets as Thrombi-Padtm and Thrombi-Gel®. The license also includes a product the Company expects to market as Thrombi-Pastetm, which is currently in development. Each of these products includes the Company’s Thrombin-JMI® topical hemostatic agent product as a component. Vascular Solutions manufactures Thrombi-Padtm and Thrombi-Gel® for the Company and will manufacture Thrombi-Pastetm. Upon acquisition of the license, the Company made an initial payment to Vascular Solutions of $6,000, a portion of which is refundable in the event FDA approval for certain of these products is not received. During the second quarter of 2007, the Company made an additional milestone payment of $1,000. The Company could make an additional milestone payment of $1,000.

7.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets:

	June 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$856,558	$464,187	$890,091	$407,264
Patents	447,834	165,951	447,821	149,959
Other intangibles	1,345	1,078	1,345	1,060

Total intangible assets	$1,305,737	$631,216	$1,339,257	$558,283

Amortization expense for the three months ended June 30, 2008 and 2007 was $21,044 and $29,526, respectively. Amortization expense for the six months ended June 30, 2008 and 2007 was $71,971 and $54,295, respectively.

As a result of a decline in end-user demand for Synercid®, the Company lowered its future sales forecast for this product which decreased the estimated undiscounted future cash flows associated with the Synercid® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $38,064 during the second quarter of 2008 to adjust the carrying value of the Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Synercid® based on its estimated discounted future cash flows. Synercid® is included in the Company’s branded pharmaceutical segment. As of June 30, 2008, the net intangible assets associated with Synercid® totaled approximately $33,555.

During the second quarter of 2007, the Company made the decision to no longer pursue the development of a new formulation of Intal® utilizing hydrofluoroalkane (“HFA”) as a propellant. As a result, the Company lowered its future sales forecast for this product in the second quarter of 2007 and decreased the estimated remaining useful life of the product. This decrease reduced the estimated undiscounted future cash flows associated with the Intal® and Tilade® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $29,259 during the second quarter of 2007 to adjust the carrying value of Intal® and Tilade® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Intal® and Tilade® based on estimated discounted future cash flows. Intal® and Tilade® are included in the Company’s branded pharmaceuticals reporting segment.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill at June 30, 2008 and December 31, 2007 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$20,740	$108,410	$129,150

8.	Commitments and Contingencies

Intellectual Property Matters

Altace®

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace®. In addition to its Abbreviated New Drug Application (“ANDA”), Lupin filed a Paragraph IV certification challenging the validity and infringement of United States Patent No. 5,061,722 (the “722 patent”), a composition of matter patent covering Altace®, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. The companies litigated the matter and the court ultimately invalidated the Company’s ‘722 patent. On June 9, 2008, Lupin received approval from the FDA to market its generic ramipril product.

The Company was previously involved in patent infringement litigation with Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, regarding an ANDA it filed with the FDA seeking permission to market a generic version of Altace®. The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal. Following the court’s decision in the Company’s litigation with Lupin, Cobalt launched a generic substitute for Altace® in December 2007. A number of other competitors launched generic substitutes for Altace® in June 2008.

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

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated the Eon Labs cases with the CorePharma case. In January 2008, the Company entered into an agreement with CorePharma providing, among other things, CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and CorePharma submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered the orders.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court on January 10, 2005 and has not expired. The Court lifted the tolling of the 30-month stay as of April 30, 2007. Although the Court has reserved judgment on the length of the tolling period, the stay should not expire until early August 2009 unless the Court rules otherwise. Eon Labs asked for a determination of the length of the tolling period in a March 14, 2008 letter to the Court. The Court declined to make any determination. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. The Company is currently conducting certain discovery in connection with Eon Labs’ motion. The parties are still in the midst of this discovery. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity and the parties are waiting for the Court to set a hearing date. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. The motion has been fully briefed and the parties are waiting for the Court’s decision. The parties are also engaged in general discovery. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.

On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ‘128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious and inconsistent with the FDA’s previous position on this issue. The Company filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ‘128 patent and prohibit the removal of information corresponding to the use listed in the Orange Book. The Company concurrently filed a petition for stay of action requesting the FDA to stay approval of any generic Skelaxin® products until the FDA has fully evaluated the Company’s Citizen Petition.

On March 12, 2004, the FDA sent a letter to the Company explaining that the Company’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a petition for stay of action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior petition for stay, supplement and opposition to the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. On February 13, 2007, the Company filed another supplement to the Company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission. On July 27, 2007 and January 24, 2008, Mutual filed two other Citizen Petitions in which it seeks a determination that Skelaxin® labeling should be revised to reflect the data provided in its earlier submissions.

Net sales of Skelaxin® were $440,003 in 2007. As of June 30, 2008, the Company had net intangible assets related to Skelaxin® of $128,870. If a generic version of Skelaxin® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

Avinza®

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

The Company intends to vigorously enforce its rights under the ‘339 patent to the full extent of the law. Net sales of Avinza® were $108,546 in 2007. As of June 30, 2008, the Company had net intangible assets related to Avinza® of $250,043. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Average Wholesale Price Litigation

In August 2004, the Company and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly-owned subsidiary of the Company, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in Federal Court in the State of New York. NYC claims that the defendants fraudulently inflated their average wholesale prices (“AWP”) and fraudulently failed to accurately report their “best prices” and their average manufacturer’s prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits and treble and punitive damages. The United States District Court for the District of Massachusetts has been established as the multidistrict litigation court for the case, In re: Pharmaceutical Industry Average Wholesale Pricing Litigation (the “MDL Court”).

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady cases, which were removed in October 2006 and remanded to State Court in September 2007. The allegations in all of these cases are virtually the same as the allegations in the NYC case. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL. The Erie motion to

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company perfected its appeal of that ruling. Briefing in the appeal to the Alabama Supreme Court is complete. No oral argument date has been set. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals and SmithKline Beecham Corporation resulted in verdicts for the State and the defendants have appealed the verdicts. The Company and Monarch have requested a stay pending their appeal. Several other defendants have had their cases set for trial this year.

In October 2005, the State of Mississippi filed a lawsuit in State Court against the Company, Monarch and 84 other defendants, alleging fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs of their products. A motion to dismiss the criminal statute counts and a motion for more definite statement were granted. Mississippi filed an amended complaint dismissing the Company and Monarch from the lawsuit without prejudice. These claims could be refiled.

Discovery is proceeding in the Alabama case and has begun in New York. Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s. The Company has filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL. The relief sought in all of these cases is similar to the relief sought in the NYC lawsuit. The Company does not expect any of its trials to be set in the next year. The Company intends to defend all of the AWP lawsuits vigorously, but is currently unable to predict the outcome or reasonably estimate the range of potential loss.

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and the Company’s independent auditor and to add additional claims. Following negotiations among the parties, this motion was granted in part, but it was denied with respect to naming as defendants additional current and former officers and directors of the Company. Trial was scheduled to begin on September 22, 2008. The parties engaged in non-binding mediation in July 2008, reached an agreement in principle for settlement of the litigation and are in the process of negotiating the remaining terms for a stipulation of settlement to be filed with the Court. Although the Company presently anticipates that the parties will be able to reach agreement on the terms of the stipulation, no assurance can be given that this result will occur. Further, any settlement ultimately agreed among the parties will require the Court’s approval.

Beginning in March 2003, three purported shareholder derivative complaints were likewise filed in Tennessee Federal Court, asserting claims similar to those alleged in the state derivative litigation. These cases have been consolidated, and on December 2, 2003 plaintiffs filed a consolidated amended complaint. On March 9, 2004, the Court entered an order indefinitely staying these cases in favor of the state derivative action. On November 9, 2007, the Court ordered the federal derivative action, and the cases consolidated with it, dismissed without prejudice for failure to submit a status report ordered by the Court. There has been no further activity with respect to any of these cases.

During the third quarter of 2006, the second quarter of 2007 and the second quarter of 2008, the Company recorded an anticipated insurance recovery of legal fees in the amount of $6,750, $3,398 and $3,001, respectively, for the class action and derivative suits described above. In November 2006, July 2007 and August 2008, respectively, the Company received payments from its insurance carriers for the recovery of these legal fees.

The Company is currently unable to predict the outcome of the pending litigation, other than as described above. If the Company were not to prevail in the pending litigation, its business, financial condition, results of operations and cash flows could be materially adversely affected.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition, as previously reported, the Company was one of many defendants in six multi-plaintiff lawsuits that claim damages for personal injury arising from its production of the anorexigenic drug phentermine under contract for GlaxoSmithKline. These six lawsuits have been dismissed without payment of settlement proceeds. The Company was being indemnified in the six lawsuits by GlaxoSmithKline, for which the Company manufactured phentermine.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 87 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 800 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. The Company has raised lack of product identification in 63 of the current 87 lawsuits. These remaining 87 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The trials against Wyeth have resulted in verdicts for and against Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer has lost two jury verdicts. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

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

9.	Accounting Developments

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. The Company is in the process of evaluating the effect of FSP APB 14-1 on its financial statements and is planning to adopt it in the first quarter 2009.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the Emerging Issues Task Force issued EITF Issue 07-01, Accounting for Collaborative Arrangements (“Issue 07-01”). Issue 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable Generally Accepted Accounting Principles (“GAAP”) or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational and consistently applied accounting policy election. Issue 07-01 is effective for fiscal years beginning after December 15, 2008. The Company does not anticipate Issue 07-01 will have a material effect on its financial statements and is planning to adopt this standard in the first quarter of 2009.

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

During the three months and six months ended June, 30, 2008, the Company’s effective income tax rate was 34.0% and 33.9%, respectively. During the three months and six months ended June, 30, 2007, the Company’s effective income tax rate from continuing operations was 31.9% and 32.9%, respectively. These rates varied from the statutory rate of 35% in 2008 and 2007 primarily due to tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

11.	Segment Information

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing and all other. The branded pharmaceuticals segment includes a variety of branded prescription products that are separately categorized into neuroscience, hospital, acute care and legacy products. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution and types of customer. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Contract manufacturing primarily includes pharmaceutical manufacturing services the Company provides to third-party pharmaceutical and biotechnology companies. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing segment to the branded pharmaceuticals segment. The Company’s revenues are substantially all derived from activities within the United States. The Company’s assets are substantially all located within the United States.

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenues:
Branded pharmaceuticals	$315,715	$466,931	$685,087	$916,018
Meridian Auto-Injector	55,260	50,896	98,172	93,911
Royalties	23,678	20,396	42,801	40,720
Contract manufacturing	119,510	158,580	253,336	316,966
All other	2,095	1,053	2,408	1,449
Eliminations	(119,407)	(155,130)	(252,920)	(310,308)

Consolidated total net revenues	$396,851	$542,726	$828,884	$1,058,756

Segment profit:
Branded pharmaceuticals	$237,006	$371,172	$534,009	$733,385
Meridian Auto-Injector	34,753	30,148	61,058	54,723
Royalties	20,792	17,769	37,597	35,650
Contract manufacturing	27	165	178	369
All other	2,088	(2,058)	2,396	(2,355)
Other operating costs and expense	(236,827)	(328,885)	(455,950)	(565,606)
Other income	7,300	6,942	18,421	13,640

Income from continuing operations before tax	$65,139	$95,253	$197,709	$269,806

	As of	As of
	June 30,	December 31,
	2008	2007

Total assets:
Branded pharmaceuticals	$3,119,666	$3,097,153
Meridian Auto-Injector	302,854	299,098
Royalties	32,308	30,562
Contract manufacturing and all other	2,626	9

Consolidated total assets	$3,457,454	$3,426,822

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Total revenues:
Neuroscience	$151,677	$159,448	$316,293	$304,818
Hospital	66,986	73,992	137,903	144,152
Acute care	15,414	14,070	35,203	38,840
Legacy:
Cardiovascular/metabolic	78,635	204,901	188,182	399,291
Other	3,003	14,520	7,506	28,917

Consolidated branded pharmaceutical revenues	$315,715	$466,931	$685,087	$916,018

12.	Restructuring Activities

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

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 520 employees, including approximately 440 employees in the Company’s sales force. Restructuring charges also include contract termination costs, including the termination of the promotion agreement for Glumetzatm and other exit costs associated with this initiative.

Specifically, the restructuring charges associated with this initiative included employee termination costs, contract termination costs, and other exit costs of $32,063, $31,226, and $1,200, respectively. Substantially all of the restructuring charges were paid by the end of the first quarter of 2008.

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2009. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $15,500 through the end of 2009, of which approximately $11,500 is associated with accelerated depreciation and approximately $4,000 is associated with employee termination costs. The employee termination costs are expected to be paid by 2009.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	June 30,
	2007	Impact in 2008	Payments	Costs	2008

Third quarter of 2007 action
Employee separation payments	$21,144	$1,544	$22,383	$—	$305
Contract termination	—	(108)	(304)	196	—
Accelerated depreciation(1)	—	(88)	—	(88)	—
Other	880	173	1,053	—	—
First quarter of 2007 action
Employee separation payments	1,061	(1,061)	—	—	—
Third quarter of 2006 action
Employee separation payments	3,475	(685)	397	74	2,319
Accelerated depreciation(1)	—	1,362	—	1,362	—
Fourth quarter of 2005 action
Employee separation payments	774	654	1,129	—	299

	$27,334	$1,791	$24,658	$1,544	$2,923

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2008 and 2007 primarily relate to the branded pharmaceutical segment. The accrued employee separation payments as of June 30, 2008 are expected to be paid by 2009.

13.	Stock-Based Compensation

During the second quarter of 2008, the Company granted to certain employees, under its Incentive Plan, 1,000 RSAs, 1,450 Restricted Stock Units (“RSUs”), 1,940 LPUs with a three-year performance cycle and 15,830 nonqualified stock options. In addition, the Company granted 94,689 RSUs to non-employee directors.

During the first quarter of 2008, the Company granted to certain employees, under its Incentive Plan, 529,430 RSAs, 412,200 LPUs with a one-year performance cycle, 176,630 LPUs with a three-year performance cycle and 2,125,990 nonqualified stock options.

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

The LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. LPUs with a one-year performance cycle, followed by a two-year restriction period, will be earned based on 2008 operating targets. LPUs with a three-year performance cycle will be earned based on market-related performance targets over the years 2008 through 2010. At the end of the applicable performance period, the number of shares of common stock awarded is determined by adjusting upward or downward from the performance target in a range between 0% and 200%. The final performance percentage on which the number of shares of common stock issued is based,

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion based on performance metrics established for the performance period.

The nonqualified stock options were granted at option prices equal to the fair market value of the common stock at the date of grant and vest approximately in one-third increments on each of the first three anniversaries of the grant date.

14.	Change in Estimate

A competitor entered the market with a generic substitute for Altacein December 2007 and additional competitors entered the market in June 2008. The Company’s calculation for Medicaid, Medicare and commercial rebate reserves are based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of the Company’s products in the distribution channel that remain potentially subject to those rebates, and the terms of the Company’s rebate obligations. During the first quarter of 2008, the Company estimated the effect that the initial generic substitute would have on Altace® utilization by rebate-eligible customers. Actual Altace® rebates for the first quarter were lower than originally anticipated, resulting in a change in estimate during the second quarter of 2008. This change in estimate resulted in a decrease in rebate expense of approximately $5,000 and a corresponding increase in Altace® net sales in the second quarter of 2008. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the second quarter of 2008 increased by approximately $1,000. Accordingly, the effect of the change in estimate on second quarter 2008 operating income was an increase of approximately $4,000, fully offsetting the effect of the estimate in the first quarter of 2008.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2008					December 31, 2007
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,082,846	$6,199	$6,504	$—	$1,095,549	$9,718	$4,645	$5,646	$—	$20,009
Investments in debt securities	97,952	—	—	—	97,952	1,344,980	—	—	—	1,344,980
Marketable securities	1,078	—	—	—	1,078	1,135	—	—	—	1,135
Accounts receivable, net	2,626	165,649	765	—	169,040	9	182,575	1,080	—	183,664
Inventories	72,775	31,949	221	(46)	104,899	76,981	33,361	269	(303)	110,308
Deferred income tax assets	56,731	37,427	13	—	94,171	54,917	45,182	39	—	100,138
Income tax receivable	—	—	—	—	—	18,721	1,454	—	—	20,175
Prepaid expenses and other current assets	31,447	7,765	4	—	39,216	28,315	10,926	4	—	39,245

Total current assets	1,345,455	248,989	7,507	(46)	1,601,905	1,534,776	278,143	7,038	(303)	1,819,654

Property, plant and equipment, net	137,732	126,707	—	—	264,439	125,847	131,246	—	—	257,093
Intangible assets, net	—	671,915	2,606	—	674,521	—	778,248	2,726	—	780,974
Goodwill	—	129,150	—	—	129,150	—	129,150	—	—	129,150
Deferred income tax assets	11,613	353,023	64	—	364,700	4,529	339,107	64	—	343,700
Investment in debt securities	334,082	—	—	—	334,082	—	—	—	—	—
Other assets	41,354	47,303	—	—	88,657	42,315	53,936	—	—	96,251
Investments in subsidiaries	1,781,956	—	—	(1,781,956)	—	1,671,776	—	—	(1,671,776)	—

Total assets	$3,652,192	$1,577,087	$10,177	$(1,782,002)	$3,457,454	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,782	$23,280	$135	$—	$65,197	$52,664	$23,408	$409	$—	$76,481
Accrued expenses	46,483	232,066	15	—	278,564	69,849	306,732	23	—	376,604
Income taxes payable	19,415	(2,266)	—	—	17,149	—	—	—	—	—

Total current liabilities	107,680	253,080	150	—	360,910	122,513	330,140	432	—	453,085

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other liabilities	56,454	5,493	—	—	61,947	55,227	7,753	—	—	62,980
Intercompany payable (receivable)	453,461	(454,509)	1,048	—	—	290,443	(291,114)	671	—	—

Total liabilities	1,017,595	(195,936)	1,198	—	822,857	868,183	46,779	1,103	—	916,065

Shareholders’ equity	2,634,597	1,773,023	8,979	(1,782,002)	2,634,597	2,511,060	1,663,051	8,725	(1,672,079)	2,510,757

Total liabilities and shareholders’ equity	$3,652,192	$1,577,087	$10,177	$(1,782,002)	$3,457,454	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2008					Three Months Ended June 30, 2007
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$110,568	$373,243	$(59)	$(110,579)	$373,173	$130,933	$520,847	$78	$(129,528)	$522,330
Royalty revenue	—	23,678	—	—	23,678	—	20,396	—	—	20,396

Total revenues	110,568	396,921	(59)	(110,579)	396,851	130,933	541,243	78	(129,528)	542,726

Operating costs and expenses:
Cost of revenues	31,350	181,160	291	(110,616)	102,185	46,109	208,905	44	(129,528)	125,530
Selling, general and administrative	61,853	50,140	(20)	—	111,973	68,203	104,781	224	—	173,208
Research and development	1,722	52,440	—	—	54,162	1,234	39,221	—	—	40,455
Depreciation and amortization	5,859	25,886	60	—	31,805	4,883	35,469	60	—	40,412
Asset impairments	114	39,315	—	—	39,429	—	74,810	—	—	74,810
Restructuring charges	(12)	(530)	—	—	(542)	—	—	—	—	—

Total operating costs and expenses	100,886	348,411	331	(110,616)	339,012	120,429	463,186	328	(129,528)	454,415

Operating income	9,682	48,510	(390)	37	57,839	10,504	78,057	(250)	—	88,311
Other income (expense):
Interest income	9,223	38	—	—	9,261	8,496	21	—	—	8,517
Interest expense	(1,830)	(8)	—	—	(1,838)	(1,849)	(4)	—	—	(1,853)
Other, net	(153)	104	(74)	—	(123)	175	38	65	—	278
Equity in earnings (loss) of subsidiaries	33,107	—	—	(33,107)	—	51,555	—	—	(51,555)	—
Intercompany interest (expense) income	(3,154)	3,160	(6)	—	—	(6,051)	6,112	(61)	—	—

Total other income (expense)	37,193	3,294	(80)	(33,107)	7,300	52,326	6,167	4	(51,555)	6,942

Income (loss) from continuing operations before income taxes	46,875	51,804	(470)	(33,070)	65,139	62,830	84,224	(246)	(51,555)	95,253

Income tax expense (benefit)	3,854	18,426	(162)	—	22,118	(1,955)	32,435	(86)	—	30,394

Income (loss) from continuing operations	43,021	33,378	(308)	(33,070)	43,021	64,785	51,789	(160)	(51,555)	64,859

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	(115)	—	—	(115)
Income tax benefit	—	—	—	—	—	—	(41)	—	—	(41)

Total loss from discontinued operations, net	—	—	—	—	—	—	(74)	—	—	(74)

Net income (loss)	$43,021	$33,378	$(308)	$(33,070)	$43,021	$64,785	$51,715	$(160)	$(51,555)	$64,785

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2008					Six Months Ended June 30, 2007
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$229,705	$785,485	$279	$(229,386)	$786,083	$258,695	$1,016,108	$127	$(256,894)	$1,018,036
Royalty revenue	—	42,801	—	—	42,801	—	40,720	—	—	40,720

Total revenues	229,705	828,286	279	(229,386)	828,884	258,695	1,056,828	127	(256,894)	1,058,756

Operating costs and expenses:
Cost of revenues	66,349	356,620	321	(229,644)	193,646	93,295	400,347	236	(256,894)	236,984
Selling, general and administrative	134,758	107,052	21	—	241,831	139,070	202,355	95	—	341,520
Research and development	2,304	80,366	—	—	82,670	2,022	70,704	—	—	72,726
Depreciation and amortization	10,025	81,358	120	—	91,503	9,680	66,290	120	—	76,090
Asset impairments	114	39,315	—	—	39,429	—	74,810	—	—	74,810
Restructuring charges	(356)	873	—	—	517	460	—	—	—	460

Total operating costs and expenses	213,194	665,584	462	(229,644)	649,596	244,527	814,506	451	(256,894)	802,590

Operating income (loss)	16,511	162,702	(183)	258	179,288	14,168	242,322	(324)	—	256,166
Other income (expense):
Interest income	22,818	67	5	—	22,890	17,719	60	4	—	17,783
Interest expense	(3,620)	(22)	—	—	(3,642)	(3,852)	(26)	—	—	(3,878)
Other, net	(529)	(769)	471	—	(827)	(384)	(7)	126	—	(265)
Equity in earnings of subsidiaries	110,820	—	—	(110,820)	—	160,499	—	—	(160,499)	—
Intercompany interest (expense) income	(6,720)	6,733	(13)	—	—	(10,988)	11,107	(119)	—	—

Total other income (expenses)	122,769	6,009	463	(110,820)	18,421	162,994	11,134	11	(160,499)	13,640

Income (loss) from continuing operations before income taxes	139,280	168,711	280	(110,562)	197,709	177,162	253,456	(313)	(160,499)	269,806
Income tax expense (benefit)	8,626	58,403	26	—	67,055	(3,536)	92,539	(110)	—	88,893

Income (loss) from continuing operations	130,654	110,308	254	(110,562)	130,654	180,698	160,917	(203)	(160,499)	180,913

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	(335)	—	—	(335)
Income tax benefit	—	—	—	—	—	—	(120)	—	—	(120)

Total loss from discontinued operations	—	—	—	—	—	—	(215)	—	—	(215)

Net income (loss)	$130,654	$110,308	$254	$(110,562)	$130,654	$180,698	$160,702	$(203)	$(160,499)	$180,698

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2008				Six Months Ended June 30, 2007
			Non-				Non-
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$54,889	$182,857	$481	$238,227	$(18,093)	$269,952	$863	$252,722

Cash flows from investing activities:
Transfers from (to) restricted cash	52	—	—	52	(231)	—	—	(231)
Purchases of investments in debt securities	(279,175)	—	—	(279,175)	(869,683)	—	—	(869,683)
Proceeds from maturities and sales of investments in debt securities	1,158,055	—	—	1,158,055	891,870	—	—	891,870
Purchases of property, plant and equipment	(25,383)	(7,567)	—	(32,950)	(11,654)	(6,440)	—	(18,094)
Proceeds from sale of property and equipment	77	—	—	77	—	3	—	3
Acquisition of Avinza®	(42)	—	—	(42)	(23)	(296,469)	—	(296,492)
Loan repayment from Ligand	—	—	—	—	37,750	—	—	37,750
Purchases of intellectual property and product rights	—	(6,855)	—	(6,855)	—	(65,058)	—	(65,058)

Net cash provided by (used in) investing activities	853,584	(14,422)	—	839,162	48,029	(367,964)	—	(319,935)

Cash flows from financing activities:
Net (payments) proceeds related to stock-based award activity	(1,849)	—	—	(1,849)	9,764	—	—	9,764
Debt issuance costs	—	—	—	—	(1,623)	—	—	(1,623)
Intercompany	166,504	(166,881)	377	—	(96,194)	95,654	540	—

Net cash provided by (used in) financing activities	164,655	(166,881)	377	(1,849)	(88,053)	95,654	540	8,141

Increase (decrease) in cash and cash equivalents	1,073,128	1,554	858	1,075,540	(58,117)	(2,358)	1,403	(59,072)
Cash and cash equivalents, beginning of period	9,718	4,645	5,646	20,009	101,210	8,749	3,818	113,777

Cash and cash equivalents, end of period	$1,082,846	$6,199	$6,504	$1,095,549	$43,093	$6,391	$5,221	$54,705

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2007; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our business consists of five segments: branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing and other. Our branded pharmaceutical products are divided into the following categories:

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

Recent Developments

On June 9, 2008, we, together with Pain Therapeutics, Inc., submitted a New Drug Application (“NDA”) for Remoxy® to the U.S. Food and Drug Administration (“FDA”). Remoxy®, a unique long-acting formulation of oral oxycodone for moderate to severe chronic pain, uses extraction-resistant technology (“XRTtm”), a unique physical barrier that is designed to provide controlled pain relief and resist common methods used to extract the opioid more rapidly than intended as seen with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping”

of oxycodone, or the immediate release of the active drug. The NDA includes animal and human data from extractability, pharmacokinetic, toxicology and several clinical studies, including the pivotal Phase III study conducted under a Special Protocol Assessment (“SPA”). Pursuant to Prescription Drug User Fee Act (“PDUFA”) guidelines, the FDA is expected to determine whether to accept the NDA for filing within 60 days from the date of submission. At that time, we also expect to learn if the NDA filing is granted Priority Review, a designation given to drugs that offer real advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review means that the expected time it takes the FDA to review a NDA is reduced from 10 months to 6 months.

Purdue Pharma L.P. (“Purdue”) has submitted an NDA for a reformulated version of its long-acting oxycodone product. Purdue claims that the reformulated product is less susceptible to some common methods of abuse than its currently marketed formulation. If approved, this product would compete with Remoxy®, as would a number of other products. An FDA advisory committee considered some aspects of Purdue’s NDA at a public meeting in early May 2008 and expressed a variety of concerns. We are uncertain as to whether or when the FDA will approve Purdue’s reformulated product. On June 23, 2008, Purdue submitted a Citizen Petition with the FDA in an apparent effort to challenge the Remoxy® NDA filing.

In June 2008, we, together with Acura Pharmaceuticals, Inc., reported positive top-line results from the pivotal Phase III clinical trial evaluating Acuroxtm Tablets. The Phase III study met its primary endpoint, pain relief compared to placebo, as prospectively defined by the FDA during the SPA process. We and Acura expect to submit a New Drug Application for Acuroxtm Tablets to the FDA by the end of 2008. Acuroxtm Tablets, an immediate-release tablet, is a composition of oxycodone HCl, niacin and functional inactive ingredients and is intended to relieve moderate to severe pain while resisting or deterring common methods of prescription drug misuse and abuse, including intravenous injection of dissolved tablets, nasal snorting of crushed tablets and intentional swallowing of excessive numbers of tablets. The properties that potentially enable the product to resist or deter common methods of misuse and abuse are provided by Acura’s proprietary Aversion® Technology.

In May 2008, we exercised an option to license a third immediate-release opioid analgesic product utilizing Acura’s Aversion® Technology. As a result, we and Acura are now jointly developing three immediate-release opioid analgesics, including Acuroxtm Tablets, which are designed to resist or deter common methods of prescription drug misuse and abuse.

II.	RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2008 and 2007

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Total Revenues
Branded pharmaceuticals	$315,715	$466,931	$685,087	$916,018
Meridian Auto-Injector	55,260	50,896	98,172	93,911
Royalties	23,678	20,396	42,801	40,720
Contract manufacturing	103	3,450	416	6,658
Other	2,095	1,053	2,408	1,449

Total revenues	$396,851	$542,726	$828,884	$1,058,756

Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded pharmaceuticals	$78,709	$95,759	$151,078	$182,633
Meridian Auto-Injector	20,507	20,748	37,114	39,188
Royalties	2,886	2,627	5,204	5,070
Contract manufacturing	76	3,285	238	6,289
Other	7	3,111	12	3,804

Total cost of revenues	$102,185	$125,530	$193,646	$236,984

The following table summarizes our deductions from gross sales:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Gross Sales	$474,958	$667,423	$1,024,377	$1,302,262
Commercial Rebates	15,332	45,124	57,008	94,062
Medicare Part D Rebates	5,433	14,670	21,630	29,636
Medicaid Rebates	9,042	12,179	21,306	20,897
Chargebacks	25,574	22,582	45,786	46,227
Returns	3,975	6,490	8,425	5,236
Trade Discounts/Other	18,751	23,766	41,338	47,784

	396,851	542,612	828,884	1,058,420
Discontinued Operations	—	(114)	—	(336)

Net Sales	$396,851	$542,726	$828,884	$1,058,756

Gross sales were lower in the second quarter of 2008 compared to the second quarter of 2007 and in the first six months of 2008 compared to the first six months of 2007 primarily due to a decrease in gross sales of Altace®, partially offset by an increase in gross sales of Avinza®, which we acquired on February 26, 2007. During December 2007 a competitor entered the market with a generic substitute for Altace® and additional generic competitors entered the market in June 2008.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Skelaxin®, Thrombin-JMI®, Altace®, Avinza®, and Levoxyl® are at or below normalized levels as of June 30, 2008. We estimate that wholesale and retail inventories of our products as of June 30, 2008 represent gross sales of approximately $125.0 million to $135.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales:

Accrual for Rebates, including Administrative Fees (in thousands):

	2008	2007

Balance at January 1, net of prepaid amounts	$65,301	$53,765
Current provision related to sales made in current period	67,155	72,088
Current provision related to sales made in prior periods	2,982	534
Rebates paid	(83,660)	(67,255)

Balance at March 31, net of prepaid amounts	$51,778	$59,132

Current provision related to sales made in current period	36,297	72,822
Current provision related to sales made in prior periods	(6,490)	(849)
Rebates paid	(55,692)	(72,924)

Balance at June 30, net of prepaid amounts	$25,893	$58,181

Rebates include commercial rebates and Medicaid and Medicare rebates.

A competitor entered the market with a generic substitute for Altace® during December 2007 and additional competitors entered the market in June 2008. As a result of this competition, sales of Altace® and utilization of Altace® by rebate-eligible customers decreased in the first and second quarters of 2008. The significant decrease in utilization of Altace® by rebate-eligible customers has significantly decreased the “current provision related to sales made in the current period” in the table above. For a discussion regarding Altace® net sales, please see “Altace®” within the “Sales of Key Products” section below.

Our calculation for Medicaid, Medicare and commercial rebate reserves are based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our rebate obligations. During the first quarter of 2008, we estimated the effect that the initial generic substitute would have on Altace® utilization by rebate-eligible customers. Actual Altace® rebates for the first quarter were lower than originally anticipated, resulting in a change in estimate during the second quarter of 2008. This change in estimate resulted in a decrease in rebate expense of approximately $5.0 million and a corresponding increase in Altace® net sales in the second quarter of 2008 and is included in the “current provision related to sales made in prior periods” in the table above. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the second quarter of 2008 increased by approximately $1.0 million. Accordingly, the effect of the change in estimate on second quarter 2008 operating income was an increase of approximately $4.0 million fully offsetting the effect of the estimate in the first quarter of 2008.

Accrual for Returns (in thousands):

	2008	2007

Balance at January 1	$32,860	$42,001
Current provision	4,450	(1,254)
Actual returns	(4,135)	(6,295)

Ending balance at March 31	$33,175	$34,452

Current provision	3,975	6,490
Actual returns	(6,845)	(4,767)

Ending balance at June 30	$30,305	$36,175

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

Accrual for Chargebacks (in thousands):

	2008	2007

Balance at January 1	$11,120	$13,939
Current provision	20,212	23,645
Actual chargebacks	(21,080)	(26,557)

Ending balance at March 31	$10,252	$11,027

Current provision	25,574	22,582
Actual chargebacks	(25,286)	(22,962)

Ending balance at June 30	$10,540	$10,647

Branded Pharmaceuticals Segment

			Change				Change
	For the Three Months Ended June 30,		2008 vs. 2007		For the Six Months Ended June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Branded Pharmaceutical revenue:
Skelaxin®	$107,221	$108,007	$(786)	(0.7)%	$223,105	$220,125	$2,980	1.4%
Thrombin-JMI®	63,621	65,156	(1,535)	(2.4)	130,772	129,131	1,641	1.3
Altace®	44,447	163,296	(118,849)	(72.8)	124,258	319,916	(195,658)	(61.2)
Avinza®	34,990	34,850	140	0.4	67,013	44,249	22,764	51.4
Levoxyl®	20,196	25,584	(5,388)	(21.1)	35,854	47,641	(11,787)	(24.7)
Other	45,240	70,038	(24,798)	(35.4)	104,085	154,956	(50,871)	(32.8)

Total revenue	$315,715	$466,931	$(151,216)	(32.4)%	$685,087	$916,018	$(230,931)	(25.2)%

Cost of revenues, exclusive of depreciation, amortization and impairments	$78,709	$95,759	$(17,050)	(17.8)%	$151,078	$182,633	$(31,555)	(17.3)%

Sales of Key Products

Skelaxin®

Net sales of Skelaxin® in the second quarter and first six months of 2008 were similar to that experienced during the second quarter and first six months of 2007. A price increase taken in the fourth quarter of 2007 was offset by a decrease in prescriptions. During the first six months of 2007, net sales of Skelaxin® benefited from a favorable change in estimate during the first quarter of 2007 in the product’s reserve for returns as discussed above. Due to increased competition, total prescriptions for Skelaxin® decreased approximately 11.6% and 10.0% in the second quarter of 2008 and the first six months of 2008, respectively, compared to the same periods of the prior year according to IMS Health Incorporated (“IMS”) monthly prescription data. We believe Skelaxin® net sales may decrease further during the second half of 2008.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to price concessions. A competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. Net sales of Thrombin-JMI® may decrease as a result of the entry of these competing products.

Altace®

Net sales of Altace® decreased significantly in the second quarter and first six months of 2008 from the second quarter and first six months of 2007 primarily due to a competitor entering the market in December 2007 and additional competitors entering the market in June 2008 with generic substitutes for Altace® capsules. As a result of the entry of generic competition, we expect net sales of Altace® to continue declining in the future. Total prescriptions for Altace® decreased approximately 72.8% and 60.2% in the second quarter of 2008 and the first six months of 2008, respectively, compared to the same periods of the prior year, according to IMS monthly prescription data.

For a discussion regarding generic competition for Altace®, please see Note 8, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Avinza®

We acquired all rights to Avinza® in the United States, its territories and Canada on February 26, 2007. Net sales of Avinza® in the second quarter of 2008 were similar to that experienced during the second quarter of 2007. Net sales of Avinza® in the first six months of 2007 reflect sales occurring from February 26, 2007 through June 30, 2007. Total prescriptions for Avinza® increased approximately 5.2% and decreased 0.2% in the second quarter of 2008 and the first six months of 2008, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

On March 24, 2008, we received a letter from the United States Food and Drug Administration, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding promotional material for Avinza® that was created and submitted to the DDMAC by Ligand Pharmaceuticals (the company from which we acquired Avinza®). The letter expressed concern with the balance of the described risks and benefits associated with the use of the product and the justification for certain statements made in the promotional material. Although the Company does not currently use promotional materials created by Ligand, including the specific material referred to in the letter, we have requested a meeting with the DDMAC to discuss this matter. We plan to address the points raised in the letter as well as the applicability of those points to the marketing materials we currently use, in an effort to fully and expeditiously resolve this matter.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 8, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Levoxyl®

Net sales of Levoxyl® decreased in the second quarter of 2008 and first six months of 2008 compared to the same periods in the prior year primarily due to a decrease in prescriptions in 2008 as a result of generic competition. In addition, net sales of Levoxyl® decreased in the first six months of 2008 compared to the first six months of 2007 as a result of decreases in the wholesale inventory levels in the first quarter 2008. Total prescriptions for Levoxyl® decreased approximately 5.5% and 2.7% in the second quarter of 2008 and the first six months of 2008, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

Other

Our other branded pharmaceutical products are not promoted through our sales force and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 primarily due to the sale of several of our other branded pharmaceutical products to JHP Pharmaceuticals LLC (“JHP”), and lower net sales of Sonata® and Bicillin®.

Net sales of Sonata® were lower in the second quarter and the first six months of 2008 compared to the same periods in the prior year primarily due to competition entering the market with generic substitutes for Sonata®. The composition of matter patent covering Sonata® expired in June 2008, at which time several competitors entered the market with generic substitutes. In advance of the patent expiration, CorePharma LLC (“Core”) began selling an authorized generic of Sonata® in May 2008 pursuant to a license we granted. We will receive a royalty on all net sales of Core’s authorized generic of Sonata®. We expect net sales of Sonata® to decline even more significantly during the last half of 2008 than it has in the first six months of 2008 as a result of these generic substitutes entering the market.

We completed construction of facilities to produce Bicillin® at our Rochester, Michigan location, began commercial production in the fourth quarter of 2006 and replenished wholesale inventories of the product during the first quarter of 2007. Prior to the first quarter of 2007, Bicillin® was in short supply. Accordingly, we believe that net sales of Bicillin® during the first six months of 2008 are more indicative of demand for the product than net sales during the first six months of 2007.

Cost of Revenues

Cost of revenues from branded pharmaceutical products decreased in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 primarily due to lower unit sales of Altace® and the sale of several of our other branded pharmaceutical products to JHP on October 1, 2007, partially offset by an increase in unit sales of Avinza® due to the acquisition of this product on February 26, 2007.

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

Special items affecting cost of revenues from branded pharmaceutical products included the following:

•	A charge of $2.6 million in the second quarter of 2008 primarily associated with minimum purchase requirements under a supply agreement to purchase raw materials associated with Altace®.

•	A charge of $3.8 million in the second quarter of 2007 related to the termination of certain contracts.

Meridian Auto-Injector

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Meridian Auto-Injector revenue	$55,260	$50,896	$4,364	8.6%	$98,172	$93,911	$4,261	4.5%
Cost of revenues, exclusive of depreciation, amortization and impairments	20,507	20,748	(241)	(1.2)	37,114	39,188	(2,074)	(5.3)

Revenues from the Meridian Auto-Injector segment increased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to higher unit sales of Epipen®. Revenues from the Meridian Auto-Injector segment increased in the first six months of 2008 compared to the first six months of 2007 due to higher unit sales of products to the government and higher unit sales of Epipen®. Most of our Epipen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. Demand for Epipen® is seasonal as a result of its use in the emergency treatment of allergic reactions to insect stings or bites, more of which occur in the warmer months. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Total prescriptions for Epipen® in the United States increased approximately 5.8% and 5.0% in the second quarter of 2008 and the first six months of 2008, respectively, compared to the second quarter of 2007 and first six months of 2007 according to IMS monthly prescription data.

Royalties

	For the Three				For the Six
	Months		Change		Months Ended		Change
	Ended June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Royalty revenue	$23,678	$20,396	$3,282	16.1%	$42,801	$40,720	$2,081	5.1%
Cost of revenues, exclusive of depreciation, amortization and impairments	2,886	2,627	259	9.9	5,204	5,070	134	2.6

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®.

On April 10, 2008 CV Therapeutics, Inc. and Astellas Pharma US, Inc. announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that will compete with Adenoscan®. Regadenoson will be commercialized by Astellas. Astellas is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with them. It is anticipated that following the commercial launch of regadenoson, sales of Adenoscan may decline. However, our agreements with Astellas provide for minimum royalty payments to King of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). King will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, but the minimum guaranteed portion of the royalty payments terminates upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®. In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments as shown below	$102,185	$125,530	$(23,345)	(18.6)%	$193,646	$236,984	$(43,338)	(18.3)%
Selling, general and administrative	111,973	173,208	(61,235)	(35.4)	241,831	341,520	(99,689)	(29.2)
Research and development	54,162	40,455	13,707	33.9	82,670	72,726	9,944	13.7
Depreciation and amortization	31,805	40,412	(8,607)	(21.3)	91,503	76,090	15,413	20.3
Asset impairments	39,429	74,810	(35,381)	(47.3)	39,429	74,810	(35,381)	(47.3)
Restructuring charges	(542)	—	(542)	—	517	460	57	12.4

Total operating costs and expenses	$339,012	$454,415	$(115,403)	(25.4)%	$649,596	$802,590	$(152,994)	(19.1)%

Selling, General and Administrative Expenses

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$101,910	$125,684	$(23,774)	(18.9)%	$213,811	$248,038	$(34,227)	(13.8)%
Co-promotion fees	10,063	47,524	(37,461)	(78.8)	28,020	93,482	(65,462)	(70.0)

Total selling, general and administrative	$111,973	$173,208	$(61,235)	(35.4)%	$241,831	$341,520	$(99,689)	(29.2)%

As a percentage of total revenues, total selling, general, and administrative expenses were 28.2% and 31.9% in the second quarter of 2008 and the second quarter of 2007, respectively. As a percent of total revenues, total selling, general, and administrative expenses were 29.2% and 32.3% the first six months of 2008 and the first six months of 2007, respectively.

Total selling, general and administrative expenses decreased in the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 primarily due to a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”) and a decrease in operating expenses. The decrease in co-promotion expense is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we paid Wyeth in 2008 compared to 2007 under the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above. Following the Circuit Court’s decision in September 2007 invalidating our ’722 patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. As a result of these actions we have reduced selling, general and administrative expenses, exclusive of co-promotion fees, in the second quarter and first six months of 2008 and expect these expenses to decline by approximately $75.0 million to $90.0 million for the full year of 2008 compared to the full year of 2007.

Selling, general and administrative expense includes income of $0.8 million and a charge of $2.0 million in the second quarter of 2008 and the first six months of 2008, respectively, and income of $1.6 million and $0.5 million in the second quarter of 2007 and the first six months of 2007, respectively, primarily due to professional fees related to the previously completed investigation of our company by the HHS/OIG and the SEC, and the private plaintiff securities litigation. During the second quarters of 2008 and 2007, we recorded an anticipated insurance recovery of legal fees in the amounts $3.0 million and $3.4 million, respectively, related to the securities litigation. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Research and Development Expense

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2008 vs. 2007		June 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Research and development	$48,662	$37,355	$11,307	30.3%	$77,170	$69,626	$7,544	10.8%
Research and development — in-process upon acquisition	5,500	3,100	2,400	77.4	5,500	3,100	2,400	77.4

Total research and development	$54,162	$40,455	$13,707	33.9%	$82,670	$72,726	$9,944	13.7%

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses increased in the second quarter and first six months of 2008 primarily due to accrued development milestones of $15.8 million associated with the anticipated acceptance of the NDA filing for Remoxy® by the FDA and a $5 million milestone payment to Acura associated with positive top-line results from the Phase III clinical trial evaluating Acuroxtm Tablets. We anticipate research and development expense to increase in 2008 compared to 2007. For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items and they include the following:

•	A charge of $3.0 million in the second quarter of 2008 for our acquisition of in-process research and development related to the exercise of our option for a third immediate-release opioid product under a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. We believe there is a reasonable probability of completing the project successfully, however the success of the project depends on the successful outcome of the clinical development program and approval of the product by the FDA. The estimated cost to complete the project at the time of the execution of the agreement was approximately $16.0 million.

•	A charge of $2.5 million in the second quarter of 2008 for our acquisition of in-process research and development associated with our Product Development Agreement with CorePharma LLC (“Core”) to develop new formulations of Skelaxin®. Any intellectual property created as a result of the agreement will belong to us and we will grant Core a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. The success of the project depends on additional development activities and FDA approval. The estimated cost to complete the development activities at the time of the execution of the agreement was approximately $2.5 million.

•	A charge of $3.1 million in the second quarter of 2007 for our acquisition of in-process research development under an agreement with Mutual Pharmaceutical Company (“Mutual”) to jointly research and develop one or more improved formulations of metaxalone. The development activities under the agreement with Mutual ceased in December 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased in the second quarter of 2008 compared to the second quarter of 2007 primarily due to a cessation of amortization associated with Altace® at the end of the first quarter of 2008 and the cessation of depreciation and amortization associated with the Rochester, Michigan sterile manufacturing facility that we sold in October 2007.

Depreciation and amortization expense increased in the first six months of 2008 compared to the first six months of 2007 primarily due to amortization associated with Altace® and Avinza®, as discussed below. In addition, the increase in depreciation and amortization expense during the first six months of 2008 was partially offset by the cessation of depreciation and amortization associated with the Rochester, Michigan sterile manufacturing facility.

Following the Circuit Court’s decision in September 2007 invalidating our ‘722 patent that covered Altace®, we undertook an analysis of the potential effect on future net sales of the product. Based upon this analysis, we reduced the estimated remaining useful life of Altace®. Accordingly, amortization of the remaining intangibles associated with Altace® was completed during the first quarter of 2008. The amortization expense associated with Altace® during the first quarter of 2008 was $29.7 million. Additionally, on February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date. We completed the sale of the Rochester, Michigan sterile manufacturing facility to JHP Pharmaceuticals, LLC in October 2007. For additional information about the sale of the Rochester, Michigan facility and the acquisition of Avinza®, please see Note 6, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

Depreciation and amortization expense included special items of $0.7 million and $1.5 million in the second quarter of 2008 and 2007, respectively, and $1.3 million and $3.0 million in the first six months of 2008 and 2007, respectively. These special items relate to accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility by 2009.

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	Asset impairment charges of $39.4 million in the second quarter of 2008 and $29.3 million in the second quarter of 2007. The intangible asset impairment charge in the second quarter of 2008 was primarily associated with a decline in end-user demand for Synercid®. The intangible asset impairment charge in the second quarter of 2007 was primarily related to our decision to no longer pursue the development of a new formulation of Intal® utilizing hydrofluoroalkane as a propellant.

•	A charge of $45.6 million in the second quarter of 2007 related to the write-down of our Rochester, Michigan sterile manufacturing facility and certain legacy branded pharmaceutical products which were sold to JHP in October 2007. For additional information, please see Note 6, “Acquisitions, Dispositions, Co-promotions and Alliances” in Part I, Item 1, “Financial Statements.”

In addition, certain generic companies have challenged patents on Skelaxin® and Avinza®. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with these products.

Non-Operating Items

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Interest income	$9,261	$8,517	$22,890	$17,783
Interest expense	(1,838)	(1,853)	(3,642)	(3,878)
Other, net	(123)	278	(827)	(265)

Total other income	7,300	6,942	18,421	13,640
Income tax expense	22,118	30,394	67,055	88,893
Discontinued operations	—	(74)	—	(215)

Interest Income

Interest income increased during the second quarter and first six months of 2008 compared to the second quarter and first six months of 2007 primarily due to a higher total balance of cash, cash equivalents and investments in debt securities in 2008, which was partially offset by a decrease in interest rates. We believe interest income may decrease slightly in 2008 compared to 2007 due to a diversification of our investments in 2008. For additional information related to the diversification of our investments in 2008, please see “Liquidity and Capital Resources” below.

Income Tax Expense

During the second quarter of 2008 and the first six months of 2008, our effective income tax rate was 34.0% and 33.9%, respectively. During the second quarter of 2007 and the first six months of 2007, our effective income tax rate from continuing operations was 31.9% and 32.9%, respectively. These rates differ from the statutory rate of 35% primarily due to tax benefits related to tax-exempt interest income, domestic manufacturing deductions and the effect of special items, which benefits were partially offset by state taxes.

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

As of June 30, 2008, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of June 30, 2008, all our investments in auction rate securities, with a total par value of $466.1 million, have experienced one or more failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of August 5, 2008, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $450.0 million in par value of our investments in debt securities, or 29% of the assets that we have measured at fair value, using unobservable inputs which are classified as Level 3 measurements under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). We have measured $16.1 million of investments in debt securities at par value based on public call notices from the issuer of the security. For additional information regarding SFAS No. 157, please see Note 3, “Fair Value Measurements,” in Part I, Item 1, “Financial Statements.”

Although we have realized no loss of principal with respect to these investments, as of June 30, 2008, we recorded unrealized losses on our investments in auction rate securities of $34.1 million. We believe the decline is temporary and have accordingly recorded it in accumulated other comprehensive income on our Condensed Consolidated Financial Statements.

As of June 30, 2008, we had approximately $466.1 million, in par value, invested in tax-exempt auction rate securities which consisted of $327.1 million associated with student loans backed by the federal family education loan program (FFELP), $106.8 million associated with municipal bonds in which performance is supported by bond insurers and $32.2 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

We have classified our auction rate securities associated with municipal bonds as current assets as of June 30, 2008 because we believe that it is reasonable to expect that these securities will be realized in cash within our normal operating cycle of one year. However, the investments may need to be reclassified as long-

term assets in the future if the liquidity of the investments does not improve. We have classified our auction rate securities associated with student loans as long-term assets.

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which matures in April 2012.

In June 2008, we entered into a Product Development Agreement with CorePharma LLC (“Core”) to collaborate in the development of new formulations of metaxalone, that we currently market under the brand name Skelaxin®. Under the Agreement, we and Core granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to us, and we will grant Core a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. In the second quarter of 2008 we made a non-refundable cash payment of $2.5 million to Core. Under the terms of the agreement, we will reimburse Core for the estimated cost to complete the development activities incurred under the agreement, subject to a cap. In addition, we could be required to make milestone payments based on the achievement and success of specified development activities and the achievement of specified net sales thresholds of such formulations, as well as royalty payments based on net sales.

In October 2007, we entered into a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acuroxtm (oxycodone HCl, niacin and a unique combination of other ingredients) Tablets, formerly known as OxyADF, and another opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. In May 2008, we exercised our option for a third immediate-release opioid product under the agreement. In connection with the exercise of the option, we paid a non-refundable option exercise fee to Acura of $3.0 million.

Under the terms of the agreement, we made a non-refundable cash payment of $30.0 million to Acura in December 2007. In addition, we will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acuroxtm Tablets and all research and development expenses related to future products after the exercise of our option to an exclusive license for each future product. During January 2008, we made an additional payment of $2.0 million to Acura, which was accrued as of December 31, 2007, for certain research and development expenses incurred by Acura prior to the closing date of the agreement. We may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acuroxtm Tablets and for each other product developed under the agreement. In June 2008, we made a milestone payment of $5.0 million associated with positive top-line results from the Phase III clinical trial evaluating Acuroxtm Tablets. We may also make an additional $50.0 million non-refundable cash milestone payment to Acura when the aggregate net sales of all products developed under the agreement exceeds $750.0 million. In addition, we will make royalty payments to Acura ranging from 5% to 25% based on the combined annual net sales of all products developed under the agreement.

In December 2007, a third party launched a generic substitute for Altace® capsules. In June 2008, additional competitors entered the market with generic substitutes for Altace® capsules. As a result of the entry of generic competition, Altace® net sales have decreased and we expect net sales of Altace® will continue to decline significantly in the future. For a discussion regarding the generic competition for Altace®, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Following the Circuit Court’s decision in September 2007 invalidating our ’722 patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. We incurred total costs of approximately $67.0 million in connection with this initiative. This total included the contract termination payment paid to Depomed, Inc. in October 2007 of approximately $29.7 million, as discussed below. We made additional cash payments of $22.2 million during the first quarter of 2008 primarily related to employee termination costs. The restructuring was substantially completed in the first quarter of 2008. We estimate that the 2008 selling, general and administrative expense savings from these actions will range from $75.0 million to $90.0 million. For additional information, please see Note 12, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

In October 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC for $91.7 million, less fees of $5.4 million. We retained our stand-alone Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 6, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

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

In September 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate extended release). Avinza® is an extended release formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed the acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289.7 million, consisting of $289.3 million in cash consideration and $0.4 million for the assumption of a short-term liability. Additionally, we incurred acquisition costs of $6.8 million. Of the cash payments made to Ligand, $15.0 million was set aside in an escrow account to fund potential liabilities that Ligand could later owe us, of which $7.5 million of the escrow funds was released to Ligand in each of the third quarter of 2007 and the first quarter of 2008.

As part of the transaction, we have agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. The royalty we will pay to Ligand consists of a 15% royalty during the first 20 months after the closing date, until October 2008. Subsequent royalty payments to Ligand will be based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are $200.0 million or less, the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200.0 million, then the royalty payment will be 10% of all net sales up to $250.0 million, plus 15% of net sales greater than $250.0 million.

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

Vascular Solutions manufactures Thrombi-Padtm and Thrombi-Gel® for us and will manufacture Thrombi-Pastetm. Upon execution of the agreements, we made an initial payment to Vascular Solutions of $6.0 million, a portion of which is refundable in the event FDA approval for certain of these products is not received. During the second quarter of 2007, we made an additional milestone payment of $1.0 million. We could make an additional milestone payment of $1.0 million.

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

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. Remoxy®, an investigational novel formulation of extended release oxycodone for the treatment of moderate to severe chronic pain, uses extraction-resistant technology (“XRTtm”), a unique physical barrier that is designed to provide controlled pain relief and resist common methods used to extract the opioid more rapidly than intended as seen with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In addition, we may pay additional milestone payments of up to $145.0 million in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products. This amount includes a $15.0 million cash payment upon acceptance of a regulatory filing for Remoxy® and an additional $15.0 million upon its approval. We are responsible for all research and development expenses related to this alliance. After regulatory approval and commercialization of Remoxy® or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

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

Cash Flows

Operating Activities

	For the
	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$238,227	$252,722

Our net cash from operations was lower in 2008 than in 2007 primarily due to a decrease in net sales of branded pharmaceutical products. Branded pharmaceutical product net sales decreased in 2008 from 2007 primarily as a result of a competitor entering the market in December 2007 and additional competitors entering the market in June 2008 with generic substitutes for Altace® capsules. The decrease in net sales was partially offset by a decrease in selling, general and administration expenses and co-promotion fees. Please see the section entitled “Results of Operations” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees. Our net cash flows from operations in 2007 includes a payment of $50.1 million resulting from a binding arbitration proceeding with Elan in 2006.

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the six months ended June 30, 2008 and 2007.

	For the
	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Accounts receivable, net of allowance	$14,601	$2,972
Inventories	5,409	18,256
Prepaid expenses and other current assets	29	(26,596)
Accounts payable	(6,095)	(5,735)
Accrued expenses and other liabilities	(99,850)	(69,671)
Income taxes payable	40,249	11,535
Deferred revenue	(2,340)	(2,340)
Other assets	3,453	(8,264)
Deferred taxes	(4,293)	(15,438)

Total changes in operating assets and liabilities and deferred taxes	$(48,837)	$(95,281)

Investing Activities

	For the
	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Net cash provided by (used in) investing activities	$839,162	$(319,935)

Our cash flows from investing activities for 2008 were primarily due to net sales of our investments in debt securities of $878.9 million, partially offset by capital expenditures of $33.0 million.

Investing activities in 2007 were driven by the acquisition of Avinza® for $296.5 million, purchases of product rights and intellectual property for $65.1 million, and capital expenditures of $18.1 million. These payments were partially offset by net proceeds from sales of our investments in debt securities of $22.2 million and the collection of the loan to Ligand of $37.8 million.

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

Financing Activities

	For the
	Six Months Ended
	June 30,
	2008	2007
	(In thousands)

Net cash (used in) provided by financing activities	$(1,849)	$8,141

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

In April 2002, we established a $400.0 million five-year senior secured revolving credit facility that was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which is scheduled to mature in April 2012 (the “2007 Credit Facility”). As of June 30, 2008, up to $473.9 million is available to us under the 2007 Credit Facility.

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of our domestic subsidiaries and by a pledge of 65% of the equity of our foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by four of our subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc. The 2007 Credit Facility accrues interest at either, at our option, (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (x) unused commitments under the facility and (y) letters of credit outstanding. The facility provides availability for the issuance of up to $30.0 million in letters of credit. We incurred $1.5 million of deferred financing costs in connection with the establishment of this facility, which we will amortize over five years, the life of the facility. This facility requires us to maintain a minimum net worth of no less than $1.5 billion plus 50% of our consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of June 30, 2008, we were in compliance with these covenants. As of June 30, 2008, we had $1.1 million outstanding for letters of credit.

On September 20, 2001, our universal shelf registration statement on Form S-3 was declared effective by the Securities and Exchange Commission. This universal shelf registration statement registered a total of $1.3 billion of our securities for future offers and sales in one or more transactions and in any combination of debt and/or equity. During November 2001, we completed the sale of 17,992,000 newly issued shares of common stock for $38.00 per share ($36.67 per share net of commissions and expenses) resulting in net proceeds of $659.8 million. As of

June 30, 2008, there was $616.3 million of securities remaining registered for future offers and sales under the shelf registration statement.

Impact of Inflation

We have experienced only moderate raw material and labor price increases in recent years. In general, the price increases we have passed along to our customers have offset inflationary pressures.

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, please see Note 9, “Accounting Developments”, in Part I, Item 1, “Financial Statements”.

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

The gross carrying amount and accumulated amortization as of June 30, 2008 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded
Avinza®	$285,700	$35,657	$250,043
Skelaxin®	278,837	149,967	128,870
Sonata®	61,961	61,961	—

Neuroscience	626,498	247,585	378,913

Synercid®	72,525	38,970	33,555
Other hospital	8,442	6,275	2,167

Hospital	80,967	45,245	35,722

Intal®	34,033	31,114	2,919
Bicillin®	92,350	29,419	62,931
Other acute care	5,992	5,828	164

Acute care	132,375	66,361	66,014

Altace®	156,744	156,744	—
Other legacy products	127,266	75,188	52,078

Legacy products	284,010	231,932	52,078

Total Branded	1,123,850	591,123	532,727

Meridian Auto-Injector	178,156	37,286	140,870
Royalties	3,731	2,807	924
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$1,305,737	$631,216	$674,521

The net book value by type of intangible asset as of June 30, 2008 was as follows:

		Trademarks, Product	Net Book
	Patents	Rights and Other	Value
	(In thousands)

Branded
Avinza®	$250,043	$—	$250,043
Skelaxin®	—	128,870	128,870

Neuroscience	250,043	128,870	378,913

Synercid®	31,199	2,356	33,555
Other hospital	—	2,167	2,167

Hospital	31,199	4,523	35,722

Intal®	—	2,919	2,919
Bicillin®	—	62,931	62,931
Other acute care	—	164	164

Acute care	—	66,014	66,014

Altace®	—	—	—
Other legacy products	—	52,078	52,078

Legacy products	—	52,078	52,078

Total Branded	281,242	251,485	532,727

Meridian Auto-Injector	—	140,870	140,870
Royalties	641	283	924
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$281,883	$392,638	$674,521

The amounts of impairments and amortization expense for the three months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded
Avinza®	$—	$6,639	$—	$6,874
Skelaxin®	—	5,902	—	3,887

Neuroscience	—	12,541	—	10,761

Synercid®	38,064	2,375	—	2,375
Other hospital	—	76	—	418

Hospital	38,064	2,451	—	2,793

Intal®	—	1,459	27,693	1,402
Bicillin®	—	926	—	925
Other acute care	—	82	1,566	371

Acute care	—	2,467	29,259	2,698

Altace®	—	—	—	7,563
Other legacy products	1,251	1,455	—	3,716

Legacy products	1,251	1,455	—	11,279

Total Branded	39,315	18,914	29,259	27,531

Meridian Auto-Injector	—	1,945	—	1,984
Royalties	—	185	—	11
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total intangible assets	$39,315	$21,044	$29,259	$29,526

The amounts of impairments and amortization expense for the six months ended June 30, 2008 and 2007 are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded
Avinza®	$—	$13,277	$—	$9,104
Skelaxin®	—	11,713	—	7,774
Sonata®	—	315	—	—

Neuroscience	—	25,305	—	16,878

Synercid®	38,064	4,750	—	4,750
Other hospital	—	152	—	836

Hospital	38,064	4,902	—	5,586

Intal®	—	2,918	27,693	2,804
Bicillin®	—	1,851	—	1,851
Other acute care	—	165	1,566	743

Acute care	—	4,934	29,259	5,398

Altace®	—	29,687	—	15,028
Other legacy products	1,251	2,911	—	7,433

Legacy products	1,251	32,598	—	22,461

Total Branded	39,315	67,739	29,259	50,323

Meridian Auto-Injector	—	3,865	—	3,950
Royalties	—	367	—	22
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total intangible assets	$39,315	$71,971	$29,259	$54,295

The remaining patent amortization period and the remaining amortization period for trademarks and product rights associated with significant products are as follows:

Remaining Life at June 30, 2008
Trademark &
	Patent	Product Rights

Skelaxin®	—	5 years 6 months
Avinza®	9 years 5 months	—
Intal®	—	6 months
Synercid®	5 years 6 months	5 years 6 months
Bicillin®	—	17 years

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with

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

Discussion and Analysis of Financial Condition and Results of Operations” section, as well as other sections of this report.

Forward-looking statements in this report include, but are not limited to, statements about:

•	the potential of, including anticipated net sales and prescription trends for, our branded pharmaceutical products, particularly Altace®, Skelaxin®, Avinza®, Thrombin-JMI®, Levoxyl® and Sonata®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Skelaxin®, Avinza® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the acceptance, priority review or approval of the NDA for Remoxy® by the FDA;

•	the development, approval and successful commercialization of Remoxy®, Acuroxtm Tablets, CorVuetm and other products;

•	the successful execution of our growth and restructuring strategies, including our accelerated strategic shift;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin® and Avinza® patent challenges, derivative litigation and other legal proceedings described in this report;

•	expectations regarding the NDA that Purdue submitted to the FDA for a reformulated version of its long-acting oxycodone product;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of the unrealized losses recorded in connection with these securities.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail below in Part II, Item 1A, “Risk Factors” and in the “Risk Factors” section, found in Part I, Item 1A of our 2007 Form 10-K, which we incorporate by reference.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Certain of our financial instruments are subject to market risks, including interest rate risk. Our financial instruments are not currently subject to foreign currency risk or commodity price risk. We have no financial instruments held for trading purposes.

As of June 30, 2008, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2007. For information related to our investments in debt securities please see “Liquidity and Capital Resources” above.

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

The information required by this Item is incorporated by reference to Note 8, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 which we filed with the Securities and Exchange Commission on February 29, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders on May 29, 2008, shareholders voted on the following proposals, with the results indicated below.

1. Election of Directors.  Shareholders elected three Class I directors to serve until the 2009 annual meeting of shareholders or until their successors have been duly elected and qualified, as follows (there were no abstentions or broker non-votes in connection with this matter):

		Withhold
	For	Authority

R. Charles Moyer	202,660,375	9,797,351
D. Gregory Rooker	201,401,907	11,055,819
Ted G. Wood	145,219,600	67,238,126

Directors continuing in office following the annual meeting of shareholders were as follows:

Class II (terms to expire in 2009)	Earnest W. Deavenport, Jr. Elizabeth M. Greetham
Class III (terms to expire in 2010)	Philip A. Incarnati Gregory D. Jordan Brian A. Markison

2. Ratification of Independent Registered Public Accounting Firm.  Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain

203,094,064	7,388,539	1,975,122

Item 6.	Exhibits

Number			Exhibit Title

10	.1†	—	Product Development Agreement dated June 18, 2008, among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePharma, LLC.
10.2		—	Compensation Policy for Non-Employee Directors.
31.1		—	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: August 7, 2008

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: August 7, 2008