Form 10-Q
period 2008-09-30
KING PHARMACEUTICALS INC
filed 2008-11-06
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Number of shares outstanding of registrant’s common stock as of November 4, 2008: 246,475,357

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,231,451	$20,009
Investments in debt securities	71,823	1,344,980
Marketable securities	795	1,135
Accounts receivable, net of allowance of $4,733 and $5,297	168,597	183,664
Inventories	92,391	110,308
Deferred income tax assets	79,651	100,138
Income taxes receivable	—	20,175
Prepaid expenses and other current assets	55,396	39,245

Total current assets	1,700,104	1,819,654

Property, plant and equipment, net	257,166	257,093
Intangible assets, net	655,472	780,974
Goodwill	129,150	129,150
Deferred income tax assets	357,418	343,700
Investment in debt securities	343,912	—
Other assets (includes restricted cash of $16,486 and $16,480)	68,533	96,251

Total assets	$3,511,755	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$68,900	$76,481
Accrued expenses	226,508	376,604
Income taxes payable	22,674	—

Total current liabilities	318,082	453,085

Long-term debt	400,000	400,000
Other liabilities	60,810	62,980

Total liabilities	778,892	916,065

Commitments and contingencies (Note 8)
Shareholders’ equity	2,732,863	2,510,757

Total liabilities and shareholders’ equity	$3,511,755	$3,426,822

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Net sales	$369,989	$524,812	$1,156,072	$1,542,848
Royalty revenue	18,456	20,042	61,257	60,762

Total revenues	388,445	544,854	1,217,329	1,603,610

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	101,465	197,761	295,111	434,745

Selling, general and administrative, exclusive of co-promotion fees	93,291	136,286	307,102	384,324
Co-promotion fees	5,987	48,971	34,007	142,453

Total selling, general and administrative expense	99,278	185,257	341,109	526,777

Research and development	33,855	34,889	111,025	104,515
Research and development-in-process upon acquisition	—	200	5,500	3,300

Total research and development	33,855	35,089	116,525	107,815

Depreciation and amortization	29,695	36,762	121,198	112,852
Asset impairments	—	147,838	39,429	222,648
Restructuring charges (Note 12)	1,153	20,274	1,670	20,734

Total operating costs and expenses	265,446	622,981	915,042	1,425,571

Operating income (loss)	122,999	(78,127)	302,287	178,039

Other income (expense):
Interest income	8,110	10,678	31,000	28,461
Interest expense	(1,828)	(1,792)	(5,470)	(5,670)
Loss on investment	—	(10,453)	—	(10,453)
Other, net	(1,024)	(416)	(1,851)	(681)

Total other income (expense)	5,258	(1,983)	23,679	11,657

Income (loss) from continuing operations before income taxes	128,257	(80,110)	325,966	189,696
Income tax expense (benefit)	43,507	(39,583)	110,562	49,310

Income (loss) from continuing operations	84,750	(40,527)	215,404	140,386

Discontinued operations:
Loss from discontinued operations	—	(16)	—	(351)
Income tax benefit	—	(5)	—	(125)

Total loss from discontinued operations, net	—	(11)	—	(226)

Net income (loss)	$84,750	$(40,538)	$215,404	$140,160

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.35	$(0.17)	$0.88	$0.58
Total loss from discontinued operations	—	—	—	—

Net income (loss)	$0.35	$(0.17)	$0.88	$0.58

Diluted:
Income (loss) from continuing operations	$0.34	$(0.17)	$0.88	$0.57
Total loss from discontinued operations	—	—	—	—

Net income (loss)	$0.34	$(0.17)	$0.88	$0.57

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2006	243,151,223	$1,244,986	$1,043,902	$(282)	$2,288,606
Comprehensive income:
Net income	—	—	140,160	—	140,160
Reclassification of unrealized losses on marketable securities to earnings, net of tax of $377	—	—	—	615	615
Foreign currency translation	—	—	—	1,126	1,126

Total comprehensive income					141,901
Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(1,523)	—	(1,523)
Stock-based award activity	1,263,325	29,564	—	—	29,564

Balance at September 30, 2007	244,414,548	$1,274,550	$1,182,539	$1,459	$2,458,548

Balance at December 31, 2007	245,937,709	$1,283,440	$1,225,360	$1,957	$2,510,757
Comprehensive income:
Net income	—	—	215,404	—	215,404
Net unrealized loss on investments in debt securities, net of taxes of $8,693	—	—	—	(13,897)	(13,897)
Foreign currency translation	—	—	—	(1,018)	(1,018)

Total comprehensive income					200,489
Stock-based award activity	531,630	21,617	—	—	21,617

Balance at September 30, 2008	246,469,339	$1,305,057	$1,440,764	$(12,958)	$2,732,863

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Cash flows provided by operating activities	$349,884	$426,995

Cash flows from investing activities:
Transfers to restricted cash	(6)	(392)
Purchases of investments in debt securities	(279,175)	(1,574,031)
Proceeds from maturities and sales of investments in debt securities	1,185,830	1,412,340
Purchases of property, plant and equipment	(45,523)	(36,672)
Proceeds from sale of property and equipment	10,390	3
Acquisition of Avinza®	(43)	(296,664)
Loan repayment from Ligand	—	37,750
Purchases of intellectual property and product rights	(7,890)	(67,932)

Net cash provided by (used in) investing activities	863,583	(525,598)

Cash flows from financing activities:
Net (payments) proceeds related to stock-based award activity	(2,025)	11,296
Debt issuance costs	—	(1,527)

Net cash (used in) provided by financing activities	(2,025)	9,769

Increase (decrease) in cash and cash equivalents	1,211,442	(88,834)
Cash and cash equivalents, beginning of period	20,009	113,777

Cash and cash equivalents, end of period	$1,231,451	$24,943

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet was derived from the audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Basic income per common share:
Weighted average common shares	243,695,777	243,119,415	243,475,338	242,751,864

Diluted income per common share:
Weighted average common shares	243,695,777	243,119,415	243,475,338	242,751,864
Effect of stock options	84,090	—	52,631	519,086
Effect of dilutive share awards	2,054,129	—	1,655,874	871,350

Weighted average common shares	245,833,996	243,119,415	245,183,843	244,142,300

For the three months ended September 30, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 6,011,915 shares of common stock, 304,000 restricted stock awards (“RSAs”) and 268,935 long-term performance units (“LPUs”). For the nine months ended September 30, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,818,026 shares of common stock, 373,653 RSAs and 455,515 LPUs.

For the three months ended September 30, 2007, the dilutive effect of options to purchase 259,346 shares of common stock and 827,200 share awards were not included in the computation of diluted (loss) income per share because their inclusion would have reduced the loss per share.

For the three months ended September 30, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 3,630,018 shares of common stock, 471,820 restricted stock awards and 274,621 long-term performance units.

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

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents are held in safekeeping by large domestic banks. As of September 30, 2008 and December 31, 2007, the Company’s cash equivalents consisted solely of money market funds. There were no cumulative unrealized holding gains or losses associated with these money market funds as of September 30, 2008 and December 31, 2007.

Marketable Securities.  As of September 30, 2008 and December 31, 2007, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $795 and $1,135, respectively. In the third quarter of 2007, the Company recorded an other than temporary impairment of $9,972 associated with this investment and a charge of $481 associated with its investment in warrants to purchase Palatin common stock. All of the Company’s warrants to purchase Palatin common stock have now expired. There were no cumulative unrealized holding gains or losses in these investments as of September 30, 2008 and December 31, 2007.

Investments in Debt Securities.  Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, and any unrealized gains or losses, not considered other than temporary impairments, are included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets.

As of September 30, 2008 and December 31, 2007, the par value of the Company’s investments in debt securities was $438,325 and $1,344,980, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

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

Although the Company has realized no loss of principal with respect to its investments in debt securities, as of September 30, 2008, there were cumulative unrealized holding losses of $22,590 associated with these investments. The Company believes the decline is temporary and has accordingly recorded it in accumulated other comprehensive income on the Condensed Consolidated Financial Statements. There were no cumulative unrealized holding gains or losses as of December 31, 2007.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2008, the Company has classified its auction rate securities associated with municipal bonds as current assets, except for one municipal bond which is classified as long term, because the Company believes that it is reasonable to expect that these securities will be realized in cash within its normal operating cycle of one year. However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve. The Company has classified its auction rate securities associated with student loans as long-term assets.

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

The following table summarizes the Company’s assets which are measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Money Market Funds	$1,225,092	$1,225,092	$—	$—
Marketable Securities	795	795	—	—
Investments in Debt Securities	415,735	—	—	415,735

Total	$1,641,622	$1,225,887	$—	$415,735

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of September 30, 2008.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Investments in Debt
Securities

Beginning balance, December 31, 2007	$—
Total gains or losses (realized/unrealized)
Included in other comprehensive income (loss)	(28,418)
Transfers to Level 3	569,775

Ending balance, March 31, 2008	$541,357

Total gains or losses (realized/unrealized)
Included in other comprehensive income (loss)	(5,648)
Settlements	(103,675)
Transfers out of Level 3	(16,075)

Ending balance, June 30, 2008	$415,959

Total gains or losses (realized/unrealized)
Included in other comprehensive income (loss)	11,476
Settlements	(11,700)
Transfers out of Level 3	—

Ending balance, September 30, 2008	$415,735

There were no realized or unrealized gains or losses with respect to investments in debt securities included in the Condensed Consolidated Statement of Operations for the period ending September 30, 2008. The decrease in the unrealized loss included in other comprehensive income (loss) is primarily driven by a decrease in expected interest rates, which resulted in a decrease in the discount rate used in determining the present value of the probability-weighted future principal and interest payments, and an increase in probabilities of early redemption due to bank settlements with the New York Attorney General.

4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2008	2007

Raw materials	$109,877	$129,781
Work-in-process	30,065	27,590
Finished goods (including $4,043 and $3,901 of sample inventory, respectively)	59,465	61,324

	199,407	218,695
Inventory valuation allowance	(107,016)	(108,387)

Total inventories	$92,391	$110,308

On September 11, 2007, the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) declared invalid U.S. Patent No. 5,061,722 (the “722 Patent”) that covers the Company’s Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (the “District Court”),

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which had upheld the validity of the patent. The Company filed with the Circuit Court a petition for rehearing and rehearing en banc, but this petition was denied in December 2007.

Following the Circuit Court’s decision on September 11, 2007, the Company undertook an analysis of its potential effect on future net sales of Altace® . Based upon that analysis, the Company concluded that it had more Altace® raw material inventory than required to meet anticipated future demand for the product. Accordingly, during the third quarter of 2007 the Company recorded charges in the amount of (i) $17,274 for an inventory valuation allowance for a portion of the Altace® raw material inventory on hand; (ii) $39,904 to write off prepaid Altace® raw material inventory; and (iii) $24,794 for a portion of the Company’s estimated remaining minimum purchase requirements for excess Altace® raw material. These charges are included in cost of revenues exclusive of depreciation, amortization and impairments on the Condensed Consolidated Statements of Operations.

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

6.	Acquisitions, Dispositions, Co-Promotions and Alliances

On September 12, 2008, the Company commenced a tender offer, through a wholly owned subsidiary, to acquire all of the outstanding shares of Class A Common Stock of Alpharma Inc. (“Alpharma”) for $37 per share in cash. This price represents a total equity value of approximately $1.6 billion and an enterprise value of approximately $1.4 billion. On September 26, 2008, Alpharma’s Board of Directors recommended that Alpharma’s stockholders reject the offer and not tender their shares to the Company. The tender offer was originally scheduled to expire at 5:00 pm, New York City time, on Friday, October 10, 2008. The Company has subsequently extended the tender offer until 5:00 pm, New York City time, on November 21, 2008.

On September 26, 2008, the Company received a Request for Additional Information and Documentary Material (a “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with its review of the tender offer. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 10 days after the Company has substantially complied with such request, unless that period is extended voluntarily by the Company or terminated sooner by the FTC. The Company is cooperating fully with the FTC.

On October 3, 2008, the Company and Alpharma entered into a confidentiality agreement allowing the Company access to certain non-public information regarding Alpharma, and the Company commenced its review of the information on October 4, 2008. The confidentiality agreement does not restrict the Company’s ability to conduct the tender offer or a consent solicitation.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of 2008, the Company incurred direct acquisition and debt issuance costs of approximately $11,876 in connection with the proposed acquisition of Alpharma that are included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008. If the acquisition of Alpharma is not completed, the Company would expense these deferred direct acquisition and debt issuance costs. In addition, if the acquisition is not completed during 2008, the Company would expense the deferred direct acquisition costs at the time of the adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). The Company will adopt SFAS No. 141(R) January 1, 2009. Please see Note 9 for additional information on the adoption of SFAS No. 141(R).

In December 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. On June 9, 2008, the Company, together with Pain Therapeutics, Inc., submitted a New Drug Application (“NDA”) for Remoxy® to the U.S. Food and Drug Administration (“FDA”). Remoxy® , a unique long-acting formulation of oral oxycodone for moderate to severe chronic pain, uses extraction-resistant technology, a unique physical barrier that is designed to provide controlled pain relief and resist common methods used to extract the opioid more rapidly than intended as can occur with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug. During the second quarter of 2008, the Company recorded $15,750 in research and development expense to accrue the milestone payments associated with the anticipated acceptance by the FDA of the NDA filing for Remoxy® . The Company paid these milestone payments during the third quarter of 2008 upon acceptance by the FDA of the NDA filing for Remoxy® . In addition, during the third quarter of 2008, the Company paid milestones of $5,100 upon acceptance by the FDA of an investigational new drug application for one of the other opioid painkillers under this alliance.

In June 2008, the Company and CorePharma LLC (“Core”) entered into a Product Development Agreement to collaborate in the development of new formulations of metaxalone, which the Company currently sells under the brand name Skelaxin® . Under the agreement, Core and the Company granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to the Company, and the Company will grant Core a non-exclusive, royalty-free license to use the created intellectual property with any product not containing metaxalone. Pursuant to the agreement, the Company made a non-refundable cash payment to Core of $2,500 which was recognized as in-process research and development expense in the branded pharmaceuticals segment in the second quarter of 2008. The success of the project depends on the completion of successful development activities and upon approval by the FDA of any new formulations of metaxalone that are developed as a result of the collaboration. The Company will reimburse Core for the cost to complete the development activities incurred under the agreement, which are expected to be approximately $2,500, subject to a cap. In addition, the Company is required to make milestone payments based on achievement and success of specified development activities and achievement of net sales thresholds relating to new formulations of metaxalone that may result from the collaboration, plus royalty payments based on net sales attributable to these new formulations of metaxalone.

In October 2007, the Company and Acura Pharmaceuticals, Inc. (“Acura”) entered into a License, Development and Commercialization Agreement to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® Technology in the United States, Canada and Mexico. The agreement provides the Company an exclusive license to Acurox® Tablets (oxycodone HCl, niacin and a unique combination of other ingredients) and another undisclosed opioid product utilizing Acura’s Aversion® Technology. Products formulated with the Aversion® Technology have properties that potentially enable them to resist or deter common methods of prescription drug misuse and abuse, including intravenous injection of dissolved tablets, nasal snorting of crushed tablets and intentional swallowing of excessive numbers of tablets.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the agreement provides the Company with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. In May 2008, the Company exercised its option for a third immediate-release opioid product under the agreement. In connection with the exercise of the option, the Company paid a non-refundable option exercise fee to Acura of $3,000. This amount was expensed as in-process research and development in the branded pharmaceuticals segment during the second quarter of 2008 as this project had not received regulatory approval and had no alternative future use. The Company believes there is a reasonable probability of completing the project successfully, however the success of the project depends on completion of a successful clinical development program and the FDA’s approval to market the product. The estimated cost to complete the project at the execution of the agreement was approximately $16,000. In June 2008, the Company, together with Acura, reported positive top-line results from the pivotal Phase III clinical trial evaluating Acurox® Tablets. Under the agreement, these results triggered a milestone payment to Acura of $5,000 in the second quarter of 2008, which the Company recorded as research and development expense.

In October 2007, the Company sold its Rochester, Michigan sterile manufacturing facility, some of its legacy products that were manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC (“JHP”) for $91,663, less selling costs of $5,387, resulting in asset impairment charges of $45,551 and $1,394 in the second and third quarters of 2007, respectively. The companies also entered into a manufacturing and supply agreement pursuant to which JHP provides certain fill and finish manufacturing activities with respect to the Company’s hemostatic product Thrombin-JMI® . The Company retained its stand-alone Bicillin® (sterile penicillin products) manufacturing facility, which is also located in Rochester, Michigan.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	If calendar year net sales are greater than $200,000 then the royalty payment will be 10% of all net sales up to $250,000, plus 15% of net sales greater than $250,000.

In connection with the transaction, in October 2006, the Company entered into a loan agreement with Ligand for the amount of $37,750. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza® . The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. In January 2007, Ligand repaid the principal amount of the loan of $37,750 and accrued interest of $883. Pursuant to the terms of the loan agreement with Ligand, the Company forgave the interest on the loan and repaid Ligand the interest at the time of closing the transaction to acquire Avinza® . Accordingly, the Company has not recognized interest income on the related note receivable.

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

In January 2007, the Company obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which the Company markets as Thrombi-Padtm and Thrombi-Gel® . The license also includes a product the Company expects to market as Thrombi-Pastetm, which is currently in development. Each of these products includes the Company’s Thrombin-JMI® topical hemostatic agent product as a component. Vascular Solutions manufactures Thrombi-Padtm and Thrombi-Gel® for the Company and will manufacture Thrombi-Pastetm. Upon acquisition of the license, the Company made an initial payment to Vascular Solutions of $6,000, a portion of which is refundable in the event certain FDA approvals for some of these products are not obtained. During the second quarter of 2007, the Company made an additional milestone payment of $1,000. The Company could make an additional milestone payment of $1,000.

7.	Intangible Assets and Goodwill

The following table reflects the components of intangible assets:

	September 30, 2008		December 31, 2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Trademarks and product rights	$854,559	$475,833	$890,091	$407,264
Patents	451,025	174,538	447,821	149,959
Other intangibles	1,345	1,086	1,345	1,060

Total intangible assets	$1,306,929	$651,457	$1,339,257	$558,283

Amortization expense for the three months ended September 30, 2008 and 2007 was $20,240 and $26,749, respectively. Amortization expense for the nine months ended September 30, 2008 and 2007 was $92,211 and $81,044, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of a decline in end-user demand for Synercid® , the Company lowered its future sales forecast for this product, which decreased the estimated undiscounted future cash flows associated with the Synercid® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $38,064 during the second quarter of 2008 to adjust the carrying value of the Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Synercid® based on its estimated discounted future cash flows. Synercid® is included in the Company’s branded pharmaceutical segment. As of September 30, 2008, the net intangible assets associated with Synercid® totaled approximately $32,064.

On September 11, 2007, the Circuit Court declared invalid the ‘722 Patent that covers the Company’s Altace® product, overruling the decision of the District Court, which had upheld the validity of the patent. The Company filed with the Circuit Court a petition for rehearing and rehearing en banc, but this petition was denied in December 2007. Following the Circuit Court’s decision on September 11, 2007, the Company undertook an analysis of its potential effect on future net sales of Altace® . Based upon that analysis, the Company reduced the estimated remaining useful life of this product and forecasted net sales. This decrease in estimated remaining useful life and forecasted net sales reduced the probability-weighted estimated undiscounted future cash flows associated with the Altace® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $146,444 during the third quarter of 2007 to reflect the estimated fair value of these assets. The Company determined the fair value of these assets based on probability-weighted estimated discounted future cash flows. Altace® is included in the Company’s branded pharmaceutical segment.

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

Goodwill at September 30, 2008 and December 31, 2007 is as follows:

	Branded	Meridian
	Segment	Segment	Total

Goodwill	$20,740	$108,410	$129,150

8.	Commitments and Contingencies

Intellectual Property Matters

Altace®

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace® . In addition to its Abbreviated New Drug Application (“ANDA”), Lupin filed a Paragraph IV certification challenging the validity and infringement of the 722 patent, a composition of matter patent covering Altace® , and seeking to market its generic version of Altace® before expiration of the ‘722 patent. The companies litigated the matter and the court ultimately invalidated the Company’s ‘722 patent. On June 9, 2008, Lupin received approval from the FDA to market its generic ramipril product.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company was previously involved in patent infringement litigation with Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, regarding an ANDA it filed with the FDA seeking permission to market a generic version of Altace® . The parties submitted a joint stipulation of dismissal on April 4, 2006, and the Court granted dismissal. Following the court’s decision in the Company’s litigation with Lupin, Cobalt launched a generic substitute for Altace® in December 2007. A number of other competitors launched generic substitutes for Altace® in June 2008.

The Company has received civil investigative demands (“CIDs”) for information from the FTC. The CIDs required the Company to provide information related to the Company’s collaboration with Arrow International Limited (“Arrow”) to develop novel formulations of Altace® , the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. Arrow and Cobalt are affiliates of one another. The Company is cooperating with the FTC in this investigation.

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) have each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin® , are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. In January 2008, the Company entered into an agreement with CorePharma providing, among other things, CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and CorePharma submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered the orders.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court on January 10, 2005 and has not expired. The Court lifted the tolling of the 30-month stay as of April 30, 2007. Although the Court has reserved judgment on the length of the tolling period, the stay should not expire until early August 2009 unless the Court rules otherwise. Eon Labs asked for a determination of the length of the tolling period in a March 14, 2008 letter to the Court. The Court declined to make any determination. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27,

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. The Company is currently conducting certain discovery in connection with Eon Labs’ motion. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity and the parties are waiting for the Court to set a hearing date. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. The motion has been fully briefed and the parties are waiting for the Court’s decision. The parties are also engaged in general discovery. The Court has scheduled the close of fact discovery for November 17, 2008 and the close of expert discovery for December 22, 2008, with a pre-trial order due January 8, 2009. No date is set for trial. The Company intends to vigorously enforce its rights under the ‘128 and ‘102 patents to the full extent of the law.

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

On March 12, 2004, the FDA sent a letter to the Company explaining that the Company’s proposed labeling revision for Skelaxin® , which includes references to additional clinical studies relating to food, age and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a petition for stay of action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual have filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior petition for stay, supplement and opposition to the Company’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. On February 13, 2007, the Company filed another supplement to the Company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission. These issues are pending. On July 27, 2007 and January 24, 2008, Mutual filed two other Citizen Petitions in which it seeks a determination that Skelaxin® labeling should be revised to reflect the data provided in its earlier submissions. These petitions were denied on July 18, 2008.

Net sales of Skelaxin® were $440,003 in 2007 and $333,095 for the nine months ended September 30, 2008. As of September 30, 2008, the Company had net intangible assets related to Skelaxin® of $122,914. If a generic version of Skelaxin® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA, seeking permission to market a generic version of Avinza® . U.S. Patent No. 6,066,339 (the “339 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a paragraph IV certification challenging the validity and alleging non-infringement of the ’339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ’339 patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to enforce the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008, and fact discovery has formally begun.

The Company intends to vigorously enforce its rights under the ‘339 patent to the full extent of the law. Net sales of Avinza® were $108,546 in 2007 and $102,941 for the nine months ended September 30, 2008. As of September 30, 2008, the Company had net intangible assets related to Avinza® of $243,405. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Adenoscan®

On February 15, 2008, the Company, along with co-plaintiffs Astellas US LLC and Astellas Pharma US, Inc. (collectively “Astellas”), and Item Development AB (“Item”) initiated suit in the U.S. District Court for the Central District of California against Anazao Health Corp. (“Anazao”), NuView Radiopharmaceuticals, Inc. (“NuView”), Paul J. Crowe (“Crowe”) and Keith Rustvold (“Rustvold”) for the unauthorized sale and attempted sale of generic adenosine to hospitals and out-patient imaging clinics for use in Myocardial Perfusion Imaging (“MPI”) procedures for an indication that has not been approved by the FDA. The Company and co-plaintiffs have alleged infringement of U.S. Patent Nos. 5,731,296 (“the ‘296 patent”) and 5,070,877 (“the ‘877 patent”) which cover a method of using adenosine in MPI and which Astellas sells under the tradename, Adenoscan® ; unfair competition in violation of the California Business and Professions Code, and violations of various other sections of the California Business and Professions Code, concerning the labeling, advertising and dispensing of drugs; and intentional interference with Company and co-plaintiffs’ prospective economic advantage. On June 30, 2008, NuView, Crowe and Rustvold filed an answer raising defenses and counterclaims of non-infringement, invalidity, unenforceability due to inequitable conduct and patent misuse, and unfair competition under California State Law. On August 28th, the Company filed a reply. The parties are currently in the midst of fact discovery. Trial is not anticipated until August 2009.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to State Court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases. It is not anticipated that any trials involving the Company will be set in any of these cases within the next year.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal and the Company filed a petition to rehear, which is still pending. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals and SmithKline Beecham Corporation resulted in verdicts for the State and the defendants have appealed the verdicts. The Company and Monarch have requested a stay pending their appeal. Several other defendants have had their cases set for trial this year and in 2009. It is not anticipated that a trial involving the Company will be set during 2008 or 2009.

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

Discovery is proceeding in the Alabama case and has begun in New York. Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s. The Company has filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL. The relief sought in all of these cases is similar to the relief sought in the NYC lawsuit. The MDL granted in part and denied in part the Company’s motion to dismiss, and the Company has filed its answer. The Company intends to defend all of the AWP lawsuits vigorously, but is currently unable to predict the outcome or reasonably estimate the range of potential loss.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases have been consolidated. In June 2007, plaintiffs filed a motion to amend the complaint, seeking to name as defendants additional current and former officers and directors and the Company’s independent auditor and to add additional claims. Following negotiations among the parties, this motion was granted in part, but it was denied with respect to naming as defendants additional current and former officers and directors of the Company. Trial was scheduled to begin on September 22, 2008. The parties reached agreement on a stipulation of settlement on August 21, 2008. The settlement requires the Company to maintain and/or adopt certain corporate governance measures and provides for payment of attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $13,500. This amount will be paid by the Company’s insurance carriers. The stipulation of settlement was filed with the Court on August 22, 2008. The Court granted preliminary approval to the settlement on September 19, 2008, and a final approval hearing to rule on any objections has been scheduled for November 13, 2008. Although the Company presently anticipates that the Court will grant final approval to the settlement, no assurance can be given that this result will occur.

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

During the third quarter of 2006, the second quarter of 2007, the second quarter of 2008 and the third quarter of 2008, the Company recorded an anticipated insurance recovery of legal fees in the amount of $6,750, $3,398, $3,001 and $8,000, respectively, for the class action and derivative suits described above. In November 2006, July 2007, August 2008 and October 2008, respectively, the Company received payments from its insurance carriers for the recovery of these legal fees.

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

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 60 multi-plaintiff (approximately 1,100 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix® , Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 25 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 900 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. The remaining 25 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The trials against Wyeth have resulted in verdicts for and against Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer has lost two jury verdicts. Appeals of these cases are pending. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Other Contingencies

The Company has a supply agreement with a third party to produce metaxalone, the active ingredient in Skelaxin® . This supply agreement requires the Company to purchase certain minimum levels of metaxalone and expires in 2010. If sales of Skelaxin® are not consistent with current forecasts, the Company could incur losses in connection with purchase commitments for metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

In addition to the matters discussed above, the Company is involved in various other legal proceedings incident to the ordinary course of its business. The Company does not believe that unfavorable outcomes as a result of these other legal proceedings would have a material adverse effect on its financial position, results of operations and cash flows.

9.	Accounting Developments

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Upon adoption of FSP APB 14-1, the Company’s accounting for its $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 will

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be affected. The Company is currently evaluating the potential effect of FSP APB 14-1 on its financial statements. The Company will adopt FSP APB 14-1 as of January 1, 2009.

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

During the third quarter and the first nine months of 2008, the Company’s effective income tax rate varied from the statutory rate primarily due to tax benefits related to domestic manufacturing activities and tax-exempt earnings, which benefits were partially offset by state taxes.

During the third quarter and first nine months of 2007, the effective income tax rate varied from the statutory rate primarily due to tax benefits related to domestic manufacturing activities, research and experimentation tax credits, and tax-exempt earnings, which benefits were partially offset by state taxes. The rate also benefited from the release of reserves under FIN 48 as a result of the closing of the federal statute of limitations for the 2003 tax year.

11.	Segment Information

The Company’s business is classified into five reportable segments: branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing and all other. The branded pharmaceuticals segment includes a variety of branded prescription products that are separately categorized into neuroscience, hospital, acute care and legacy products. These branded prescription products are aggregated because of the similarity in regulatory

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

environment, manufacturing processes, methods of distribution and types of customer. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. The contract manufacturing segment consists primarily of pharmaceutical manufacturing services provided to the Company’s branded pharmaceutical segment. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

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

The following represents selected information for the Company’s reportable segments for the periods indicated:

	Three Months Ended
	September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Total revenues:
Branded pharmaceuticals	$301,879	$472,363	$986,966	$1,388,381
Meridian Auto-Injector	67,515	47,919	165,687	141,830
Royalties	18,456	20,042	61,257	60,762
Contract manufacturing	109,874	186,631	363,210	503,597
All other	(63)	2,496	2,345	3,945
Eliminations	(109,216)	(184,597)	(362,136)	(494,905)

Consolidated total net revenues	$388,445	$544,854	$1,217,329	$1,603,610

Segment profit:
Branded pharmaceuticals	$227,701	$298,590	$761,710	$1,031,975
Meridian Auto-Injector	42,810	28,750	103,868	83,473
Royalties	16,175	17,600	53,772	53,250
Contract manufacturing	359	(478)	537	(109)
All other	(65)	2,631	2,331	276
Other operating costs and expense	(163,981)	(425,220)	(619,931)	(990,826)
Other income	5,258	(1,983)	23,679	11,657

Income (loss) from continuing operations before tax	$128,257	$(80,110)	$325,966	$189,696

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of	As of
	September 30,	December 31,
	2008	2007

Total assets:
Branded pharmaceuticals	$3,165,118	$3,097,153
Meridian Auto-Injector	319,476	299,098
Royalties	27,078	30,562
Contract manufacturing and all other	83	9

Consolidated total assets	$3,511,755	$3,426,822

The following represents branded pharmaceutical revenues by therapeutic area:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Total revenues:
Neuroscience	$150,084	$155,316	$466,377	$460,134
Hospital	70,084	75,367	207,987	219,519
Acute care	14,801	19,828	50,004	58,668
Legacy:
Cardiovascular/metabolic	63,441	205,770	251,623	605,061
Other	3,469	16,082	10,975	44,999

Consolidated branded pharmaceutical revenues	$301,879	$472,363	$986,966	$1,388,381

12.	Restructuring Activities

During the third quarter of 2008, the Company completed a restructuring initiative at its Rochester, Michigan facility. This initiative is in response to a decline in unit volume of the Company’s Bicillin® CR product, an anti-infective. As a result of this initiative, the Company incurred employee termination costs of $265 associated with a workforce reduction of approximately 14 employees in the third quarter of 2008. The employee termination costs are expected to be paid by the end of 2008.

During 2007, following the Circuit Court’s decision in September 2007 regarding the Company’s ‘722 Patent that covered the Company’s Altace® product, the Company developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care medicine. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Specifically, the restructuring charges associated with this initiative included employee termination costs, contract termination costs, and other exit costs of $32,049, $31,230, and $1,227, respectively. Substantially all of the restructuring charges were paid by the end of the first quarter of 2008.

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2009. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $16,000 through the end of 2009, of which approximately $11,500 is associated with accelerated depreciation and approximately $4,500 is associated with employee termination costs. The employee termination costs are expected to be fully paid in the first half of 2009.

The types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	September 30,
	2007	Impact in 2008	Payments	Costs	2008

Third quarter of 2008 action
Employee separation payments	$—	$265	$9	$2	$254
Third quarter of 2007 action
Employee separation payments	21,144	1,530	22,536	—	138
Contract termination	—	(103)	(300)	197	—
Accelerated depreciation(1)	—	(88)	—	(88)	—
Other	880	201	1,081	—	—
First quarter of 2007 action
Employee separation payments	1,061	(1,061)	—	—	—
Third quarter of 2006 action
Employee separation payments	3,475	82	661	129	2,767
Accelerated depreciation(1)	—	2,023	—	2,023	—
Fourth quarter of 2005 action
Employee separation payments	774	756	1,486	—	44

	$27,334	$3,605	$25,473	$2,263	$3,203

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2008 and 2007 primarily relate to the branded pharmaceutical segment. The accrued employee separation payments as of September 30, 2008 are expected to be paid by 2009.

13.	Stock-Based Compensation

During the third quarter of 2008, the Company granted to certain employees, under its Incentive Plan, 1,000 nonqualified stock options.

During the second quarter of 2008, the Company granted to certain employees, under its Incentive Plan, 1,000 restricted stock awards (“RSAs”), 1,450 restricted stock units (“RSUs”), 1,940 long-term performance units (“LPUs”) with a three-year performance cycle and 15,830 nonqualified stock options. In addition, the Company granted 94,689 RSUs to non-employee directors.

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

The LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. LPUs with a one-year performance cycle, followed by a two-year restriction period, will be earned based on 2008 operating targets. LPUs with a three-year performance cycle will be earned based on market-related performance targets over the years 2008 through 2010. At the end of the applicable performance period, the number of shares of common stock awarded is determined by adjusting upward or downward from the performance target in a range between 0% and 200%. The final performance percentage on which the number of shares of common stock issued is based, will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion based on performance metrics established for the performance period.

The nonqualified stock options were granted at option prices equal to the fair market value of the common stock at the date of grant and vest approximately in one-third increments on each of the first three anniversaries of the grant date.

14.	Change in Estimate

A competitor entered the market with a generic substitute for Altace® in December 2007 and additional competitors entered the market in June 2008. The Company’s calculation for Medicaid, Medicare and commercial rebate reserves are based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of the Company’s products in the distribution channel that remain potentially subject to those rebates, and the terms of the Company’s rebate obligations. During the first quarter of 2008, the Company estimated the effect that the initial generic substitute would have on Altace® utilization by rebate-eligible customers. Actual Altace® rebates for the first quarter were lower than originally anticipated, resulting in a change in estimate during the second quarter of 2008. This change in estimate resulted in a decrease in rebate expense of approximately $5,000 and a corresponding increase in Altace® net sales in the second quarter of 2008. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the second quarter of 2008 increased by approximately $1,000. Accordingly, the effect of the change in estimate on second quarter 2008 operating income was an increase of approximately $4,000, fully offsetting the effect of the estimate in the first quarter of 2008.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2008					December 31, 2007
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$1,222,691	$2,894	$5,866	$—	$1,231,451	$9,718	$4,645	$5,646	$—	$20,009
Investments in debt securities	71,823	—	—	—	71,823	1,344,980	—	—	—	1,344,980
Marketable securities	795	—	—	—	795	1,135	—	—	—	1,135
Accounts receivable, net	(42)	167,848	791	—	168,597	9	182,575	1,080	—	183,664
Inventories	62,813	29,577	1	—	92,391	76,981	33,361	269	(303)	110,308
Deferred income tax assets	51,626	28,025	—	—	79,651	54,917	45,182	39	—	100,138
Income tax receivable	—	—	—	—	—	18,721	1,454	—	—	20,175
Prepaid expenses and other current assets	47,568	7,831	(3)	—	55,396	28,315	10,926	4	—	39,245

Total current assets	1,457,274	236,175	6,655	—	1,700,104	1,534,776	278,143	7,038	(303)	1,819,654

Property, plant and equipment, net	131,938	125,228	—	—	257,166	125,847	131,246	—	—	257,093
Intangible assets, net	—	652,926	2,546	—	655,472	—	778,248	2,726	—	780,974
Goodwill	—	129,150	—	—	129,150	—	129,150	—	—	129,150
Deferred income tax assets	7,903	349,452	63	—	357,418	4,529	339,107	64	—	343,700
Investment in debt securities	343,912	—	—	—	343,912	—	—	—	—	—
Other assets	40,368	28,165	—	—	68,533	42,315	53,936	—	—	96,251
Investments in subsidiaries	1,875,031	—	—	(1,875,031)	—	1,671,776	—	—	(1,671,776)	—

Total assets	$3,856,426	$1,521,096	$9,264	$(1,875,031)	$3,511,755	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,249	$17,596	$55	$—	$68,900	$52,664	$23,408	$409	$—	$76,481
Accrued expenses	43,214	183,276	18	—	226,508	69,849	306,732	23	—	376,604
Income taxes payable	24,662	(1,988)	—	—	22,674	—	—	—	—	—

Total current liabilities	119,125	198,884	73	—	318,082	122,513	330,140	432	—	453,085

Long-term debt	400,000	—	—	—	400,000	400,000	—	—	—	400,000
Other liabilities	55,628	5,182	—	—	60,810	55,227	7,753	—	—	62,980
Intercompany payable (receivable)	548,810	(549,486)	676	—	—	290,443	(291,114)	671	—	—

Total liabilities	1,123,563	(345,420)	749	—	778,892	868,183	46,779	1,103	—	916,065

Shareholders’ equity	2,732,863	1,866,516	8,515	(1,875,031)	2,732,863	2,511,060	1,663,051	8,725	(1,672,079)	2,510,757

Total liabilities and shareholders’ equity	$3,856,426	$1,521,096	$9,264	$(1,875,031)	$3,511,755	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2008					Three Months Ended September 30, 2007
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

Revenues:
Net sales	$96,526	$372,073	$1,141	$(99,751)	$369,989	$136,214	$522,082	$140	$(133,624)	$524,812
Royalty revenue	—	18,456	—	—	18,456	—	20,042	—	—	20,042

Total revenues	96,526	390,529	1,141	(99,751)	388,445	136,214	542,124	140	(133,624)	544,854

Operating costs and expenses:
Cost of revenues	27,727	172,779	755	(99,796)	101,465	126,006	205,302	77	(133,624)	197,761
Selling, general and administrative	51,926	47,297	55	—	99,278	79,024	106,189	44	—	185,257
Research and development	1,764	32,091	—	—	33,855	1,265	33,824	—	—	35,089
Depreciation and amortization	4,730	24,905	60	—	29,695	4,873	31,829	60	—	36,762
Asset impairments	—	—	—	—	—	—	147,838	—	—	147,838
Restructuring charges	26	1,127	—	—	1,153	2,967	17,307	—	—	20,274

Total operating costs and expenses	86,173	278,199	870	(99,796)	265,446	214,135	542,289	181	(133,624)	622,981

Operating income (loss)	10,353	112,330	271	45	122,999	(77,921)	(165)	(41)	—	(78,127)
Other income (expense):
Interest income	8,092	14	4	—	8,110	10,650	23	5	—	10,678
Interest expense	(1,823)	(5)	—	—	(1,828)	(1,781)	(11)	—	—	(1,792)
Loss on investment	—	—	—	—	—	(10,453)	—	—	—	(10,453)
Other, net	(1,084)	776	(716)	—	(1,024)	(731)	7	308	—	(416)
Equity in earnings (loss) of subsidiaries	93,757	—	—	(93,757)	—	11,345	—	—	(11,345)	—
Intercompany interest (expense) income	(2,704)	2,710	(6)	—	—	5,523	(5,571)	48	—	—

Total other income (expense)	96,238	3,495	(718)	(93,757)	5,258	14,553	(5,552)	361	(11,345)	(1,983)

Income (loss) from continuing operations before income taxes	106,591	115,825	(447)	(93,712)	128,257	(63,368)	(5,717)	320	(11,345)	(80,110)
Income tax expense (benefit)	21,841	21,651	15	—	43,507	(22,830)	(16,998)	245	—	(39,583)

Income (loss) from continuing operations	84,750	94,174	(462)	(93,712)	84,750	(40,538)	11,281	75	(11,345)	(40,527)

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	(16)	—	—	(16)
Income tax benefit	—	—	—	—	—	—	(5)	—	—	(5)

Total loss from discontinued operations, net	—	—	—	—	—	—	(11)	—	—	(11)

Net income (loss)	$84,750	$94,174	$(462)	$(93,712)	$84,750	$(40,538)	$11,270	$75	$(11,345)	$(40,538)

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2008					Nine Months Ended September 30, 2007
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$326,231	$1,157,558	$1,420	$(329,137)	$1,156,072	$394,909	$1,538,190	$267	$(390,518)	$1,542,848
Royalty revenue	—	61,257	—	—	61,257	—	60,762	—	—	60,762

Total revenues	326,231	1,218,815	1,420	(329,137)	1,217,329	394,909	1,598,952	267	(390,518)	1,603,610

Operating costs and expenses:
Cost of revenues	94,076	529,399	1,076	(329,440)	295,111	219,301	605,649	313	(390,518)	434,745
Selling, general and administrative	186,684	154,349	76	—	341,109	218,094	308,544	139	—	526,777
Research and development	4,068	112,457	—	—	116,525	3,287	104,528	—	—	107,815
Depreciation and amortization	14,755	106,263	180	—	121,198	14,553	98,119	180	—	112,852
Asset impairments	114	39,315	—	—	39,429	—	222,648	—	—	222,648
Restructuring charges	(330)	2,000	—	—	1,670	3,427	17,307	—	—	20,734

Total operating costs and expenses	299,367	943,783	1,332	(329,440)	915,042	458,662	1,356,795	632	(390,518)	1,425,571

Operating income (loss)	26,864	275,032	88	303	302,287	(63,753)	242,157	(365)	—	178,039
Other income (expense):
Interest income	30,910	81	9	—	31,000	28,369	83	9	—	28,461
Interest expense	(5,443)	(27)	—	—	(5,470)	(5,633)	(37)	—	—	(5,670)
Loss on investment	—	—	—	—	—	(10,453)	—	—	—	(10,453)
Other, net	(1,613)	7	(245)	—	(1,851)	(1,115)	—	434	—	(681)
Equity in earnings of subsidiaries	204,577	—	—	(204,577)	—	171,844	—	—	(171,844)	—
Intercompany interest (expense) income	(9,424)	9,443	(19)	—	—	(5,465)	5,536	(71)	—	—

Total other income (expenses)	219,007	9,504	(255)	(204,577)	23,679	177,547	5,582	372	(171,844)	11,657

Income (loss) from continuing operations before income taxes	245,871	284,536	(167)	(204,274)	325,966	113,794	247,739	7	(171,844)	189,696
Income tax expense (benefit)	30,467	80,054	41	—	110,562	(26,366)	75,541	135	—	49,310

Income (loss) from continuing operations	215,404	204,482	(208)	(204,274)	215,404	140,160	172,198	(128)	(171,844)	140,386

Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	(351)	—	—	(351)
Income tax benefit	—	—	—	—	—	—	(125)	—	—	(125)

Total loss from discontinued operations	—	—	—	—	—	—	(226)	—	—	(226)

Net income (loss)	$215,404	$204,482	$(208)	$(204,274)	$215,404	$140,160	$171,972	$(128)	$(171,844)	$140,160

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2008				Nine Months Ended September 30, 2007
			Non-				Non-
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by (used in) operating activities	$69,823	$279,846	$215	$349,884	$18,388	$407,461	$1,146	$426,995

Cash flows from investing activities:
Transfers from (to) restricted cash	(6)	—	—	(6)	(392)	—	—	(392)
Purchases of investments in debt securities	(279,175)	—	—	(279,175)	(1,574,031)	—	—	(1,574,031)
Proceeds from maturities and sales of investments in debt securities	1,185,830	—	—	1,185,830	1,412,340	—	—	1,412,340
Purchases of property, plant and equipment	(34,901)	(10,622)	—	(45,523)	(25,676)	(10,996)	—	(36,672)
Proceeds from sale of property and equipment	10,350	40	—	10,390	—	3	—	3
Acquisition of Avinza®	(43)	—	—	(43)	(23)	(296,641)	—	(296,664)
Loan repayment from Ligand	—	—	—	—	37,750	—	—	37,750
Purchases of intellectual property and product rights	—	(7,890)	—	(7,890)	—	(67,932)	—	(67,932)

Net cash provided by (used in) investing activities	882,055	(18,472)	—	863,583	(150,032)	(375,566)	—	(525,598)

Cash flows from financing activities:
Net (payments) proceeds related to stock-based award activity	(2,025)	—	—	(2,025)	11,296	—	—	11,296
Debt issuance costs	—	—	—	—	(1,527)	—	—	(1,527)
Intercompany	263,120	(263,125)	5	—	36,864	(37,440)	576	—

Net cash provided by (used in) financing activities	261,095	(263,125)	5	(2,025)	46,633	(37,440)	576	9,769

Increase (decrease) in cash and cash equivalents	1,212,973	(1,751)	220	1,211,442	(85,011)	(5,545)	1,722	(88,834)
Cash and cash equivalents, beginning of period	9,718	4,645	5,646	20,009	101,210	8,749	3,818	113,777

Cash and cash equivalents, end of period	$1,222,691	$2,894	$5,866	$1,231,451	$16,199	$3,204	$5,540	$24,943

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of this report, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2007; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our business consists of five segments: branded pharmaceuticals, Meridian Auto-Injector, royalties, contract manufacturing and other. Our branded pharmaceutical products are divided into the following categories:

•	neuroscience (including Skelaxin® , Avinza® and Sonata® ),

•	hospital (including Thrombin-JMI® and Synercid® ),

•	acute care (including Bicillin® and Intal® ), and

•	legacy products (including Altace® , Levoxyl® and Cytomel® ).

Our Meridian Auto-Injector segment includes EpiPen® , a commercial product, and nerve gas antidotes which we provide to the U.S. military. Our royalties segment relates to revenues we derive from successfully developed products that we have licensed to third parties.

Recent Developments

Tender Offer to Acquire Alpharma

On September 12, 2008, we commenced a tender offer, through a wholly–owned subsidiary, to acquire all of the outstanding shares of Class A Common Stock of Alpharma Inc. for $37 per share in cash. This price represents a total equity value of approximately $1.6 billion and an enterprise value of approximately $1.4 billion. On September 26, 2008, Alpharma’s Board of Directors recommended that Alpharma’s stockholders reject the offer and not tender their shares to us. The tender offer was originally scheduled to expire at

5:00 pm, New York City time, on Friday, October 10, 2008. We subsequently extended the tender offer until 5:00 pm, New York City time, on November 21, 2008.

Alpharma is a branded specialty pharmaceutical company with a growing branded pharmaceutical franchise in the U.S. pain market with its Kadian® capsules (morphine sulfate extended-release), Flector® Patch (diclofenac epolamine topical patch) 1.3%, and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine that is designed to provide controlled pain relief and deter common methods of abuse. Alpharma is also a provider of feed additives for poultry and livestock.

We believe the combination of our company and Alpharma would create a stronger foundation for sustainable, long term growth enabling us to better address the changes facing the healthcare industry. For example, we believe such a combination would deliver compelling benefits such as greater scale and commercialization capabilities, enabling the combined company to maximize the potential of its currently marketed products. These enhanced capabilities are also beneficial to the successful launch of new products, such as Remoxy® and Acurox® Tablets, and Alpharma’s Embedatm. These products are focused on the treatment of pain and are designed to resist or deter common methods of abuse that are associated with currently available products. These products are also complementary, as Remoxy® is a unique long-acting formulation of oral oxycodone, Acurox® Tablets is a short-acting, immediate-release formulation of oxycodone HCI, niacin and functional inactive ingredients, and Embedatm, as previously mentioned, is a long-acting formulation of morphine. Another key benefit of the proposed combination is that it would provide greater diversification to our business. Much like our Meridian Auto-Injector segment, which manufactures EpiPen® , the addition of Alpharma’s Animal Health division has the potential to be an additional source of cash flow to fuel future strategic initiatives.

On September 26, 2008, we received a Request for Additional Information and Documentary Material (a “Second Request”) from the U.S. Federal Trade Commission (“FTC”) in connection with its review of the tender offer. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 10 days after we have substantially complied with the request, unless that period is extended voluntarily by us or terminated sooner by the FTC. We are cooperating fully with the FTC.

On October 3, 2008, we and Alpharma entered into a confidentiality agreement allowing us access to certain non-public information regarding Alpharma and we commenced our review of the information on October 4, 2008. The confidentiality agreement does not restrict our ability to conduct the tender offer or a consent solicitation.

Remoxy®

On June 10, 2008, the New Drug Application (“NDA”) for Remoxy® was submitted to the U.S. Food and Drug Administration (“FDA”). The Remoxy® NDA was accepted and granted priority review by the FDA. The FDA typically grants priority review to drug candidates that have the potential to demonstrate significant improvements compared to marketed products. The FDA goal for completing review of a drug with Priority Review status is six months from the date the application was submitted. An FDA advisory committee is scheduled to discuss Remoxy® at a public meeting on November 13, 2008. We are preparing to begin marketing Remoxy® in the first quarter of 2009 pending approval of the NDA by the FDA.

In August 2008, we and Pain Therapeutics presented the final data set of a previously announced pivotal Phase III study of Remoxy® . The final data confirm that Remoxy® provides effective around-the-clock analgesia within a patented formulation designed to resist common methods of misuse and abuse. The companies also presented results of a previously unpublished alcohol interaction study. In this study, human volunteers consumed Remoxy® 40 mg with up to eight ounces of 80-proof alcohol to simulate the amount of alcohol consumed in a ‘binge drinking’ session. Results confirm that Remoxy® ’s formulation resists dissolution in alcohol.

Remoxy® , a unique long-acting formulation of oral oxycodone for moderate to severe chronic pain, uses extraction-resistant technology, a unique physical barrier that is designed to provide controlled pain relief and resist common methods used to extract the opioid more rapidly than intended as can occur with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug.

Purdue Pharma L.P. (“Purdue”) submitted an NDA for a reformulated version of its long-acting oxycodone product. Purdue claims that the reformulated product is less susceptible to some common methods of abuse than its currently marketed formulation. If approved, this product would compete with Remoxy® , as would a number of other products. An FDA advisory committee considered some aspects of Purdue’s NDA at a public meeting in early May 2008 and expressed a variety of concerns. We are uncertain as to whether or when the FDA will approve Purdue’s reformulated product. In June 2008, Purdue submitted a Citizen Petition with the FDA, which Purdue supplemented in October 2008, in an apparent effort to challenge the Remoxy® NDA filing.

Acurox® Tablets

In October 2008, we, together with Acura Pharmaceuticals, Inc., reported top-line results from a Phase II assessment of the abuse liability potential of Acurox® (oxycodone HCl/niacin) Tablets in 30 subjects with a history of opioid abuse. The Phase II results demonstrate that Acurox® Tablets are disliked compared to oxycodone HCl tablets alone when excess doses are swallowed. As previously reported, in June 2008, we and Acura reported positive top-line results from the pivotal Phase III clinical trial evaluating Acurox® Tablets. The Phase III study met its primary endpoint, pain relief compared to placebo, as prospectively defined by the FDA during the Special Protocol Assessment. We and Acura expect to submit a New Drug Application for Acurox® Tablets to the FDA by the end of 2008.

Acurox® Tablets, a short-acting, immediate-release tablet, is a composition of oxycodone HCl, niacin and functional inactive ingredients and is intended to relieve moderate to severe pain while resisting or deterring common methods of prescription drug misuse and abuse, including intravenous injection of dissolved tablets, nasal snorting of crushed tablets and intentional swallowing of excessive numbers of tablets. The properties that potentially enable the product to resist or deter common methods of misuse and abuse are provided by Acura’s proprietary Aversion® Technology.

II.	RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2008 and 2007

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Total Revenues
Branded pharmaceuticals	$301,879	$472,363	$986,966	$1,388,381
Meridian Auto-Injector	67,515	47,919	165,687	141,830
Royalties	18,456	20,042	61,257	60,762
Contract manufacturing	658	2,034	1,074	8,692
Other	(63)	2,496	2,345	3,945

Total revenues	$388,445	$544,854	$1,217,329	$1,603,610
Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded pharmaceuticals	$74,178	$173,773	$225,256	$356,406
Meridian Auto-Injector	24,705	19,169	61,819	58,357
Royalties	2,281	2,442	7,485	7,512
Contract manufacturing	299	2,512	537	8,801
Other	2	(135)	14	3,669

Total cost of revenues	$101,465	$197,761	$295,111	$434,745

The following table summarizes our deductions from gross sales:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Gross Sales	$458,171	$673,111	$1,482,548	$1,975,373
Commercial Rebates	15,390	48,902	72,398	142,965
Medicare Part D Rebates	3,830	14,334	25,460	43,970
Medicaid Rebates	8,045	8,323	29,351	29,219
Chargebacks	21,283	26,200	67,069	72,427
Returns	2,927	5,900	11,352	11,136
Trade Discounts/Other	18,251	24,614	59,589	72,398

	388,445	544,838	1,217,329	1,603,258
Discontinued Operations	—	(16)	—	(352)

Net Sales	$388,445	$544,854	$1,217,329	$1,603,610

Gross sales were lower in the third quarter of 2008 compared to the third quarter of 2007 and in the first nine months of 2008 compared to the first nine months of 2007 primarily due to a decrease in gross sales of Altace® , partially offset by increases in gross sales of Avinza® , which we acquired on February 26, 2007, and the Meridian Auto-Injector segment. During December 2007 a competitor entered the market with a generic substitute for Altace® and additional generic competitors entered the market in June 2008.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Skelaxin® , Thrombin-JMI® , Altace® , Avinza® , and Levoxyl® are at or below normalized levels as of September 30, 2008. We estimate that wholesale and retail inventories of our products as of September 30, 2008 represent gross sales of approximately $115.0 million to $125.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales:

Accrual for Rebates, including Administrative Fees (in thousands):

	2008	2007

Balance at January 1, net of prepaid amounts	$65,301	$53,765
Current provision related to sales made in current period	67,155	72,088
Current provision related to sales made in prior periods	2,982	534
Rebates paid	(83,660)	(67,255)

Balance at March 31, net of prepaid amounts	$51,778	$59,132

Current provision related to sales made in current period	36,297	72,822
Current provision related to sales made in prior periods	(6,490)	(849)
Rebates paid	(55,692)	(72,924)

Balance at June 30, net of prepaid amounts	$25,893	$58,181

Current provision related to sales made in current period	27,225	73,760
Current provision related to sales made in prior periods	40	(2,201)
Rebates paid	(34,028)	(74,672)

Balance at September 30, net of prepaid amounts	$19,130	$55,068

Rebates include commercial rebates and Medicaid and Medicare rebates.

A competitor entered the market with a generic substitute for Altace® during December 2007 and additional competitors entered the market in June 2008. As a result of this competition, sales of Altace® and utilization of Altace® by rebate-eligible customers decreased in each quarter of 2008. The significant decrease in utilization of Altace® by rebate-eligible customers has significantly decreased the “current provision related to sales made in the current period” in the table above. As Altace® sales continue to decline, we expect rebate payments to continue to exceed the current provision as shown in the table above. Rebate payments are made to rebate eligible customers approximately one quarter after the utilization. When Altace® sales stabilize, we anticipate our rebate payments will more closely approximate our current provision for rebates. For a discussion regarding Altace® net sales, please see “Altace® ” within the “Sales of Key Products” section below.

Our calculation for Medicaid, Medicare and commercial rebate reserves are based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates, and the terms of our rebate obligations. During the first quarter of 2008, we estimated the effect that the initial generic substitute would have on Altace® utilization by rebate-eligible customers. Actual Altace® rebates for the first quarter were lower than originally anticipated, resulting in a change in estimate during the second quarter of 2008. This change in estimate resulted in a decrease in rebate expense of approximately $5.0 million and a corresponding increase in Altace® net sales in the second quarter of 2008 and is included in the “current provision related to sales made in prior periods” in the table above. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the second quarter of 2008 increased by approximately $1.0 million. Accordingly, the effect of the change in estimate on second quarter 2008 operating income was an increase of approximately $4.0 million, fully offsetting the effect of the estimate in the first quarter of 2008.

Accrual for Returns (in thousands):

	2008	2007

Balance at January 1	$32,860	$42,001
Current provision	4,450	(1,254)
Actual returns	(4,135)	(6,295)

Ending balance at March 31	$33,175	$34,452

Current provision	3,975	6,490
Actual returns	(6,845)	(4,767)

Ending balance at June 30	$30,305	$36,175

Current provision	2,927	5,900
Actual returns	(5,832)	(4,713)

Ending balance at September 30	$27,400	$37,362

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

Accrual for Chargebacks (in thousands):

	2008	2007

Balance at January 1	$11,120	$13,939
Current provision	20,212	23,645
Actual chargebacks	(21,080)	(26,557)

Ending balance at March 31	$10,252	$11,027

Current provision	25,574	22,582
Actual chargebacks	(25,286)	(22,962)

Ending balance at June 30	$10,540	$10,647

Current provision	21,283	26,200
Actual chargebacks	(22,918)	(25,289)

Ending balance at September 30	$8,905	$11,558

Branded Pharmaceuticals Segment

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Branded Pharmaceutical revenue:
Skelaxin®	$109,990	$105,653	$4,337	4.1%	$333,095	$325,778	$7,317	2.2%
Thrombin-JMI®	66,813	68,968	(2,155)	(3.1)	197,585	198,099	(514)	(0.3)
Altace®	29,950	168,524	(138,574)	(82.2)	154,485	488,440	(333,955)	(68.4)
Avinza®	35,928	31,802	4,126	13.0	102,941	76,051	26,890	35.4
Levoxyl®	17,608	20,596	(2,988)	(14.5)	53,462	68,237	(14,775)	(21.7)
Other	41,590	76,820	(35,230)	(45.9)	145,398	231,776	(86,378)	(37.3)

Total revenue	$301,879	$472,363	$(170,484)	(36.1)%	$986,966	$1,388,381	$(401,415)	(28.9)%

Cost of revenues, exclusive of depreciation, amortization and impairments	$74,178	$173,773	$(99,595)	(57.3)%	$225,256	$356,406	$(131,150)	(36.8)%

Sales of Key Products

Skelaxin®

Net sales of Skelaxin® increased in the third quarter and first nine months of 2008 from the third quarter and first nine months of 2007 primarily due to a price increase taken in the fourth quarter of 2007 and decreases in wholesale inventory levels during 2007, partially offset by a decrease in prescriptions. During the first nine months of 2007, net sales of Skelaxin® benefited from a favorable change in estimate during the first quarter of 2007 in the product’s reserve for returns as discussed above. Due to increased competition, total prescriptions for Skelaxin® decreased approximately 13.6% and 11.2% in the third quarter of 2008 and the first nine months of 2008, respectively, compared to the same periods of the prior year according to IMS Health Incorporated (“IMS”) monthly prescription data. We believe 2008 Skelaxin® net sales will approximate 2007 net sales.

For a discussion regarding the risk of potential generic competition for Skelaxin® , please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to price concessions. A competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. We believe net sales of Thrombin-JMI® will continue to decrease due to additional price concessions as a result of these competing products.

Altace®

Net sales of Altace® decreased significantly in the third quarter and first nine months of 2008 from the third quarter and first nine months of 2007 primarily due to a competitor entering the market in December 2007 and additional competitors entering the market in June 2008 with generic substitutes for Altace® capsules. During the third quarter of 2008, net sales of Altace® benefited by approximately $4.0 million as a result of a reduction in the reserve for rebates due to changes in wholesale inventory channels and actual rebate payments for the second quarter of 2008 being lower than originally estimated. As a result of the entry of generic competition, we expect net sales of Altace® to continue to decline in the future. Total prescriptions for Altace® decreased approximately 88.3% and 69.0% in the third quarter of 2008 and the first nine months of 2008, respectively, compared to the same periods of the prior year, according to IMS monthly prescription data.

For a discussion regarding generic competition for Altace® , please see Note 8, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Avinza®

We acquired all rights to Avinza® in the United States, its territories and Canada on February 26, 2007. Net sales of Avinza® increased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a price increase taken in the fourth quarter of 2007 and an increase in prescriptions. Net sales of Avinza® in the first nine months of 2007 reflect sales occurring from February 26, 2007 through September 30, 2007. Total prescriptions for Avinza® increased approximately 8.4% and 2.6% in the third quarter of 2008 and the first nine months of 2008, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

On March 24, 2008, we received a letter from the United States Food and Drug Administration, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding promotional material for Avinza® that was created and submitted to the DDMAC by Ligand Pharmaceuticals (the company from which we acquired Avinza® ). The letter expressed concern with the balance of the described risks and benefits associated with the use of the product and the justification for certain statements made in the promotional material. King discontinued the use of promotional materials created by Ligand prior to receiving the letter and has communicated this to DDMAC. In addition, DDMAC has requested support for certain statements included in Avinza® promotional materials currently used by King. King has responded to this request and has requested a meeting with DDMAC to discuss this matter.

For a discussion regarding the risk of potential generic competition for Avinza® , please see Note 8, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Levoxyl®

Net sales of Levoxyl® decreased in the third quarter of 2008 and first nine months of 2008 compared to the same periods in the prior year primarily due to a decrease in prescriptions in 2008 as a result of generic competition, partially offset by a price increase taken in the fourth quarter of 2007. In addition, net sales of Levoxyl® decreased in the first nine months of 2008 compared to the first nine months of 2007 as a result of decreases in the wholesale inventory levels in the first quarter 2008. Total prescriptions for Levoxyl® decreased approximately 7.1% and 4.6% in the third quarter of 2008 and the first nine months of 2008, respectively, compared to the same periods of the prior year according to IMS monthly prescription data.

Other

The branded pharmaceutical products included in other branded pharmaceutical products are not promoted through our sales force and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 primarily due to the sale of several of our other branded pharmaceutical products to JHP Pharmaceuticals LLC (“JHP”) on October 1, 2007, and lower net sales of Sonata® and Bicillin® .

Net sales of Sonata® were lower in the third quarter and the first nine months of 2008 compared to the same periods in the prior year primarily due to competition entering the market with generic substitutes for Sonata® . The composition of matter patent covering Sonata® expired in June 2008, at which time several competitors entered the market with generic substitutes.

We completed construction of facilities to produce Bicillin® at our Rochester, Michigan location, began commercial production in the fourth quarter of 2006 and replenished wholesale inventories of the product during the first quarter of 2007. As a result of this replenishment, we believe that net sales of Bicillin® in 2007 exceeded demand. Prior to the first quarter of 2007, Bicillin® was in short supply.

We believe net sales of other branded pharmaceutical products will continue to decline.

Cost of Revenues

Cost of revenues from branded pharmaceutical products decreased in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 primarily due to lower unit sales of Altace® and the sale of several of our other branded pharmaceutical products to JHP, partially offset by an increase in unit sales of Avinza® due to the acquisition of this product on February 26, 2007.

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

Special items affecting cost of revenues from branded pharmaceutical products included the following:

•	A charge of $2.6 million in the in the second quarter of 2008 primarily associated with minimum purchase requirements under a supply agreement to purchase raw materials associated with Altace® .

•	A charge of $3.8 million in the second quarter of 2007 related to the termination of certain contracts.

•	An inventory valuation allowance of $17.3 million for raw material inventory associated with Altace® and a charge of $39.9 million for the write-down of prepaid raw material inventory associated with Altace® in the third quarter of 2007. For additional information, please see Note 4, “Inventories,” in Item 1, “Financial Statements.”

•	A charge of $24.6 million primarily associated with minimum purchase requirements under a supply agreement to purchase raw material inventory associated with Altace® in the third quarter of 2007. For additional information, please see Note 4, “Inventories,” in Item 1, “Financial Statements.”

Meridian Auto-Injector

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Meridian Auto-Injector revenue	$67,515	$47,919	$19,596	40.9%	$165,687	$141,830	$23,857	16.8%
Cost of revenues, exclusive of depreciation, amortization and impairments	24,705	19,169	5,536	28.9	61,819	58,357	3,462	5.9

Revenues from the Meridian Auto-Injector segment increased in the third quarter of 2008 and the first nine months of 2008 compared to the third quarter of 2007 and the first nine months of 2007 due to higher unit sales of Epipen® and higher unit sales of other products to various government agencies. Most of our Epipen® sales are based on our supply agreement with Dey, L.P. which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers.

Demand for Epipen® is seasonal as a result of its use in emergency treatment of allergic reactions to insect stings or bites, more of which occur in the warmer months. Revenues from Epipen® in the United States increased in the third quarter and first nine months of 2008 from the third quarter and first nine months of 2007 due to an increase in prescriptions and timing of orders from Dey, L.P. Total prescriptions for Epipen® in the United Stated increased approximately 7.1% and 6.0% in the third quarter of 2008 and the first nine months of 2008, respectively, compared to the third quarter of 2007 and the first nine months of 2007 according to IMS monthly prescription data. We believe the increase in Epipen® sales in the U.S. for 2008 will be more consistent with the increase in prescriptions in the U.S. for 2008 compared to 2007.

Revenues from government entities were unusually high in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007. With respect to auto-injector products sold to government entities, demand for these products is affected by the timing of procurements which can be affected by response to domestic and international events.

Royalties

For the Three Months	Change	For the Nine Months	Change
Ended September 30,	2008 vs. 2007	Ended September 30,	2008 vs. 2007
2008	2007	$	%	2008	2007	$	%
(In thousands)	(In thousands)

Royalty revenue	$18,456	$20,042	$(1,586)	(7.9)%	$61,257	$60,762	$495	0.8%
Cost of revenues, exclusive of depreciation, amortization and impairments	2,281	2,442	(161)	(6.6)	7,485	7,512	(27)	(0.4)

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan® .

On April 10, 2008 CV Therapeutics, Inc. and Astellas Pharma US, Inc. announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that will compete with Adenoscan® . Regadenoson has been commercialized by Astellas. Astellas is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas. It is anticipated that with the commercial launch of regadenoson, sales of Adenoscan may decline. However, our agreements with Astellas provide for minimum royalty payments to King of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). King will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, but the minimum guaranteed portion of the royalty payments terminates upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan® . In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments as shown below	$101,465	$197,761	$(96,296)	(48.7)%	$295,111	$434,745	$(139,634)	(32.1)%
Selling, general and administrative	99,278	185,257	(85,979)	(46.4)	341,109	526,777	(185,668)	(35.2)
Research and development	33,855	35,089	(1,234)	(3.5)	116,525	107,815	8,710	8.1
Depreciation and amortization	29,695	36,762	(7,067)	(19.2)	121,198	112,852	8,346	7.4
Asset impairments	—	147,838	(147,838)	(100.0)	39,429	222,648	(183,219)	(82.3)
Restructuring charges	1,153	20,274	(19,121)	(94.3)	1,670	20,734	(19,064)	(91.9)

Total operating costs and expenses	$265,446	$622,981	$(357,535)	(57.4)%	$915,042	$1,425,571	$(510,529)	(35.8)%

Selling, General and Administrative Expenses

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$93,291	$136,286	$(42,995)	(31.5)%	$307,102	$384,324	$(77,222)	(20.1)%
Co-promotion fees	5,987	48,971	(42,984)	(87.8)	34,007	142,453	(108,446)	(76.1)

Total selling, general and administrative	$99,278	$185,257	$(85,979)	(46.4)%	$341,109	$526,777	$(185,668)	(35.2)%

As a percentage of total revenues, total selling, general, and administrative expenses were 25.6% and 34.0% in the third quarter of 2008 and the third quarter of 2007, respectively. As a percent of total revenues, total selling, general, and administrative expenses were 28.0% and 32.8% the first nine months of 2008 and the first nine months of 2007, respectively.

Total selling, general and administrative expenses decreased in the third quarter and first nine months of 2008 compared to the third quarter and first nine months of 2007 primarily due to a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”) and a decrease in operating expenses. The decrease in co-promotion expense is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we paid Wyeth in 2008 compared to 2007 under the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace® , please see “Altace® ” within the “Sales of Key Products” section above. Following the Circuit Court’s decision in September 2007 invalidating our ’722 patent that covered Altace® , our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. As a result of these actions we have reduced selling, general and administrative expenses, exclusive of co-promotion fees, in the third quarter and first nine months of 2008 and expect these expenses to decline by approximately $75.0 million to $90.0 million for the full year of 2008 compared to the full year of 2007. Selling, general and administrative costs could increase in the fourth quarter of 2008 compared to the third quarter of 2008 as we prepare to begin marketing of Remoxy® in the first quarter of 2009.

Selling, general and administrative expense includes special items resulting in income of $6.7 million and $4.7 million in the third quarter of 2008 and the first nine months of 2008, respectively, and a charge of $1.2 million and $0.7 million in the third quarter of 2007 and the first nine months of 2007, respectively, primarily due to professional fees related to the previously completed investigation of our company by the HHS/OIG and the SEC, and the private plaintiff securities litigation. During the third quarter of 2008 and the second quarters of 2008 and 2007, we recorded an anticipated insurance recovery of legal fees in the amounts $8.0 million, $3.0 million and $3.4 million, respectively, related to the securities litigation. For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

During the third quarter of 2008, we incurred direct acquisition and debt issuance costs of approximately $11.9 million in connection with the proposed acquisition of Alpharma that are included in prepaid expenses and other current assets in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2008. If the acquisition of Alpharma is not completed, we would expense these deferred direct acquisition and debt issuance costs. In addition, if the acquisition is not completed during 2008, we would expense the deferred direct acquisition costs at the time of our adoption of Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). We will adopt SFAS No. 141(R) January 1, 2009. For additional discussion on the adoption of SFAS No. 141(R), please see Note 9 “Accounting Developments”, in Part I, Item 1, “Financial Statements.” For additional discussion on the proposed acquisition of Alpharma, please see “Tender Offer to Acquire Alpharma” within the “Recent Developments” section above.

Research and Development Expense

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30,		2008 vs. 2007		Ended September 30,		2008 vs. 2007
	2008	2007	$	%	2008	2007	$	%
	(In thousands)				(In thousands)

Research and development	$33,855	$34,889	$(1,034)	(3.0)%	$111,025	$104,515	$6,510	6.2%
Research and development — in-process upon acquisition	—	200	(200)	(100.0)	5,500	3,300	2,200	66.7

Total research and development	$33,855	$35,089	$(1,234)	(3.5)%	$116,525	$107,815	$8,710	8.1%

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. During the third quarter of 2008, we expensed and paid milestones of $5.1 million associated with the acceptance of an investigational new drug application under our agreements with Pain Therapeutics. In the second quarter of 2008 we accrued development milestones of $15.8 million, which were paid in the third quarter of 2008, associated with the anticipated acceptance of the NDA filing for Remoxy® by the FDA. Also, during the second quarter of 2008, we expensed and paid a $5 million milestone to Acura associated with positive top-line results from the Phase III clinical trial evaluating Acurox® Tablets. For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items and they include the following:

•	A charge of $3.0 million in the first nine months of 2008 for our acquisition of in-process research and development related to the exercise of our option for a third immediate-release opioid product under a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. We believe there is a reasonable probability of completing the project successfully, however the success of the project depends on the successful outcome of the clinical development program and approval of the product by the FDA. The estimated cost to complete the project at the time of the execution of the agreement was approximately $16.0 million.

•	A charge of $2.5 million in the first nine months of 2008 for our acquisition of in-process research and development associated with our Product Development Agreement with CorePharma LLC (“CorePharma”) to develop new formulations of Skelaxin® . Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. The success of the project depends on additional development activities and FDA approval. The estimated cost to complete the development activities at the time of the execution of the agreement was approximately $2.5 million.

•	A charge of $3.1 million in the first nine months of 2007 for our acquisition of in-process research development under an agreement with Mutual Pharmaceutical Company (“Mutual”) to jointly research and develop one or more improved formulations of metaxalone. The development activities under the agreement with Mutual ceased in December 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased in the third quarter of 2008 compared to the third quarter of 2007 primarily due to a cessation of amortization associated with Altace® at the end of the first quarter of 2008.

Depreciation and amortization expense increased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to amortization associated with Altace® , Skelaxin® and Avinza® , as discussed below. In addition, the increase in depreciation and amortization expense during the first nine months of 2008 was partially offset by the cessation of depreciation and amortization associated with the Rochester, Michigan sterile manufacturing facility that we sold in October 2007.

Following the Circuit Court’s decision in September 2007 invalidating our ‘722 patent that covered Altace® , we undertook an analysis of the potential effect on future net sales of the product. Based upon this analysis, we reduced the estimated remaining useful life of Altace® .

Accordingly, amortization of the remaining intangibles associated with Altace® was completed during the first quarter of 2008. The amortization expense associated with Altace® during the first quarter of 2008 was $29.7 million. In January 2008, we entered into an agreement with CorePharma providing CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012, or earlier under certain conditions. As a result, we decreased the estimated useful life of Skelaxin® which increased amortization in 2008 compared to 2007. Additionally, on February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date. For additional information about the sale of the Rochester, Michigan facility and the acquisition of Avinza® , please see Note 6, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

Depreciation and amortization expense included special items of $0.7 million and $2.1 million in the third quarter of 2008 and 2007, respectively, and $1.9 million and $5.1 million in the first nine months of 2008 and 2007, respectively. These special items relate to accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility in the first half of 2009.

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	Asset impairment charges of $39.4 million in the second quarter of 2008 and $29.3 million in the second quarter of 2007. The intangible asset impairment charge in the second quarter of 2008 was primarily associated with a decline in end-user demand for Synercid® . The intangible asset impairment charge in the second quarter of 2007 was primarily related to our decision to no longer pursue the development of a new formulation of Intal® utilizing hydrofluoroalkane as a propellant.

•	A charge of $45.6 million in the second quarter of 2007 and a charge of $1.4 million in the third quarter of 2007 related to the write-down of our Rochester, Michigan sterile manufacturing facility and certain legacy branded pharmaceutical products which were sold to JHP in October 2007. For additional information, please see Note 6, “Acquisitions, Dispositions, Co-promotions and Alliances” in Part I, Item 1, “Financial Statements.”

•	An intangible asset impairment charge of $146.4 million in the third quarter of 2007 related to our Altace® product. On September 11, 2007 the Circuit Court declared invalid the ’722 patent that covers our Altace® product. Following the Circuit Court’s decision, we reduced the estimated useful life of this product and forecasted net sales which reduced the probability-weighted estimated undiscounted future cash flows associated with Altace® intangible assets to a level below their carrying value. We determined the fair value of these assets based on probability-weighted estimated discounted future cash flows.

•	Restructuring charges in the amount of $20.3 million in the third quarter of 2007 primarily due to our restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus in neuroscience, hospital and acute care medicine and separation payments associated with the sale of the Rochester, Michigan sterile manufacturing facility discussed above.

Certain generic companies have challenged patents on Skelaxin® and Avinza® . For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with these products.

Non-Operating Items

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Interest income	$8,110	$10,678	$31,000	$28,461
Interest expense	(1,828)	(1,792)	(5,470)	(5,670)
Loss on investment	—	(10,453)	—	(10,453)
Other, net	(1,024)	(416)	(1,851)	(681)

Total other income (expense)	5,258	(1,983)	23,679	11,657
Income tax expense (benefit)	43,507	(39,583)	110,562	49,310
Discontinued operations	—	(11)	—	(226)

Special items affecting other income included a loss of $10.5 million in third quarter and first nine months of 2007 related to our investments in Palatin Technologies, Inc. For additional information, please see Note 3, “Fair Value Measurements,” in Item I, “Financial Statements”.

Interest Income

Interest income decreased during the third quarter of 2008 compared to the third quarter of 2007 primarily due to a decrease in interest rates. Interest income increased in the first nine months of 2008 compared to the first nine months of 2007 primarily due to a higher total balance of cash, cash and equivalents and investments in debt securities in 2008, which was partially offset by a decrease in interest rates. We believe interest income may decrease slightly in 2008 compared to 2007 due to a diversification of our investments in 2008. For additional information related to the diversification of our investments in 2008, please see “Liquidity and Capital Resources” below.

Income Tax Expense

During the third quarter of 2008 and the first nine months of 2008, our effective income tax rate was 33.9%. These rates varied from the statutory rate of 35% due primarily to tax benefits related to domestic manufacturing activities and tax-exempt earnings, which benefits were partially offset by state taxes.

During the third quarter of 2007, the effective income tax rate (benefit) was 49.4%. This benefit was greater than the statutory rate (benefit) of 35% due primarily to tax benefits related to domestic manufacturing activities, research and experimentation tax credits, tax-exempt earnings, and the effect of special items, which benefits were partially offset by state taxes. The rate also benefited from the release of reserves under FIN 48 as a result of the closing of the federal statute of limitations for the 2003 tax year.

During the first nine months of 2007, our effective income tax rate was 26.0%. This rate differs from the statutory rate of 35% due primarily to tax benefits related to domestic manufacturing activities, research and experimentation tax credits, tax-exempt earnings, and the effect of special items, which benefits were partially offset by state taxes. The rate also benefited from the release of reserves under FIN 48 as a result of the closing of the federal statute of limitations for the 2003 tax year.

Liquidity and Capital Resources

General

We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations and our existing revolving credit facility are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds under various circumstances, which could include a significant acquisition of a business or assets, new product development projects, expansion opportunities or other factors that may require us to raise additional funds in the future. We cannot provide assurance that funds will be available to us when needed on favorable terms, or at all.

As of September 30, 2008, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of September 30, 2008, all our investments in auction rate securities, with a total par value of $438.3 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of November 5, 2008, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $438.3 million in par value of our investments in debt securities, or 26.3% of the assets that we have measured at fair value, using unobservable inputs which are classified as Level 3 measurements under Statement of

Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). For additional information regarding SFAS No. 157, please see Note 3, “Fair Value Measurements,” in Part I, Item 1, “Financial Statements.”

Although we have realized no loss of principal with respect to these investments, as of September 30, 2008, we recorded unrealized losses on our investments in auction rate securities of $22.6 million. We believe the decline is temporary and have accordingly recorded it in accumulated other comprehensive income on our Condensed Consolidated Financial Statements.

As of September 30, 2008, we had approximately $438.3 million, in par value, invested in tax-exempt auction rate securities which consisted of $314.3 million associated with student loans backed by the federal family education loan program (FFELP), $91.8 million associated with municipal bonds in which performance is supported by bond insurers and $32.2 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

As of September 30, 2008, we have classified our auction rate securities associated with municipal bonds as current assets, except for one municipal bond which is classified as long term, because we believe that it is reasonable to expect that these securities will be realized in cash within our normal operating cycle of one year. However, the investments may need to be reclassified as long-term assets in the future if the liquidity of the investments does not improve. We have classified our auction rate securities associated with student loans as long-term assets.

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which matures in April 2012.

On September 12, 2008, we commenced a tender offer, through a wholly owned subsidiary, to acquire all of the outstanding shares of Class A Common Stock of Alpharma Inc. for $37 per share in cash. This price represents a total equity value of approximately $1.6 billion and an enterprise value of approximately $1.4 billion. On September 26, 2008, Alpharma’s Board of Directors recommended that Alpharma’s stockholders reject the offer and not tender their shares to us. The tender offer was originally scheduled to expire at 5:00 pm, New York City time, on Friday, October 10, 2008. We subsequently extended the tender offer until 5:00 pm, New York City time, on November 21, 2008.

On September 26, 2008, we received a Request for Additional Information and Documentary Material (a “Second Request”) from the FTC in connection with its review of the tender offer. The effect of the Second Request is to extend the waiting period imposed by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, until 10 days after we have substantially complied with such request, unless that period is extended voluntarily by us or terminated sooner by the FTC. We are cooperating fully with the FTC.

On October 3, 2008, we entered into a confidentiality agreement with Alpharma allowing us access to certain non-public information regarding Alpharma and we commenced our review of the information on October 4, 2008. The confidentiality agreement does not restrict our ability to conduct the tender offer or a consent solicitation.

Conditioned on the tender offer, we have received credit commitments totaling $1.0 billion. The credit commitments are comprised of a senior secured term loan facility in an aggregate principal amount of up to $350.0 million (“Term Loan A Facility”) and a senior secured term loan facility in an aggregate principal amount of up to $500.0 million (“Term Loan B Facility”), together the Term Facilities. To the extent we are able to access our auction rate securities on or prior to the closing date, the size of the Term Facilities shall be reduced on a dollar-for-dollar basis in an amount equal to our net cash proceeds. The credit commitments also include a senior secured revolving credit facility in an aggregate principal amount of up to $150.0 million.

In June 2008, we entered into a Product Development Agreement with CorePharma to collaborate in the development of new formulations of metaxalone that we currently market under the brand name Skelaxin® . Under the Agreement, we and CorePharma granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. In the second quarter of 2008 we made a non-refundable cash payment of $2.5 million to CorePharma. Under the terms of the agreement, we will reimburse CorePharma for the cost to complete the development activities incurred under the agreement, subject to a cap. In addition, we could be required to make milestone payments based on the achievement and success of specified development activities and the achievement of specified net sales thresholds of such formulations, as well as royalty payments based on net sales.

In October 2007, we entered into a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acurox® Tablets and another opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. In May 2008, we exercised our option for a third immediate-release opioid product under the agreement. In connection with the exercise of the option, we paid a non-refundable option exercise fee to Acura of $3.0 million.

Under the terms of the agreement, we made a non-refundable cash payment of $30.0 million to Acura in December 2007. In addition, we will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acurox® Tablets and all research and development expenses related to future products after the exercise of our option to an exclusive license for each future product. During January 2008, we made an additional payment of $2.0 million to Acura, which was accrued as of December 31, 2007, for certain research and development expenses incurred by Acura prior to the closing date of the agreement. We may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acurox® Tablets and for each other product developed under the agreement. In June 2008, we made a milestone payment of $5.0 million associated with positive top-line results from the Phase III clinical trial evaluating Acurox® Tablets. We will also make an additional $50.0 million non-refundable cash milestone payment to Acura in the first year that the aggregate net sales of all products developed under the agreement exceeds $750.0 million. In addition, we will make royalty payments to Acura ranging from 5% to 25% based on the level of combined annual net sales of all products developed under the agreement.

In December 2007, a third party launched a generic substitute for Altace® capsules. In June 2008, additional competitors entered the market with generic substitutes for Altace® capsules. As a result of the entry of generic competition, Altace® net sales have decreased and we expect net sales of Altace® will continue to decline significantly in the future. For a discussion regarding the generic competition for Altace® , please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Following the Circuit Court’s decision in September 2007 invalidating our ‘722 patent that covered Altace® , our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to accelerate a planned strategic shift emphasizing its focus in neuroscience, hospital and acute care. This initiative includes a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. We incurred total costs of approximately $67.0 million in connection with this initiative. This total included the contract termination payment paid to Depomed, Inc. in October 2007 of approximately $29.7 million, as discussed below. We made additional cash payments of $22.2 million during the first quarter of 2008 primarily related to employee termination costs. The restructuring was substantially completed in the first quarter of 2008. We estimate that the 2008 selling, general and administrative expense savings from these actions will range from $75.0 million to $90.0 million. For additional information, please see Note 12, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

In October 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business to JHP for $91.7 million, less fees of $5.4 million. We retained our stand-alone Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 6, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

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

In connection with the transaction, in October 2006, we entered into a loan agreement with Ligand for the amount of $37.8 million. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza® . The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. On January 8, 2007, Ligand repaid the principal amount of the loan of $37.8 million and accrued interest of $0.9 million. Pursuant to the terms of the loan agreement with Ligand, we forgave the interest on the loan and repaid Ligand the interest at the time of closing the transaction to acquire Avinza® . Accordingly, we have not recognized interest income on the note receivable.

In January 2007, we obtained an exclusive license to certain hemostatic products owned by Vascular Solutions, Inc. (“Vascular Solutions”), including products which we market as Thrombi-Padtm and Thrombi-Gel® . The license also includes a product we expect to market as Thrombi-Pastetm, which is currently in development. Each of these products includes our Thrombin-JMI® topical hemostatic agent as a component. Vascular Solutions manufactures Thrombi-Padtm and Thrombi-Gel® for us and will manufacture Thrombi-Pastetm. Upon execution of the agreements, we made an initial payment to Vascular Solutions of $6.0 million, a portion of which is refundable in the event certain FDA approvals for some of these products are not obtained. During the second quarter of 2007, we made an additional milestone payment of $1.0 million. We could make an additional milestone payment of $1.0 million.

In June 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace® . In July 2006, we entered into an Amended and Restated Co-Promotion Agreement with Wyeth regarding Altace® . Effective

January 1, 2007, we assumed full responsibility for selling and marketing Altace® . For all of 2006, the Wyeth sales force promoted the product with us and Wyeth shared marketing expenses. We have paid or will pay Wyeth a reduced annual fee as follows:

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

In June 2006, we entered into a co-exclusive agreement with Depomed, Inc. (“Depomed”) to commercialize Depomed’s Glumetzatm product. On October 29, 2007, we announced the termination of this agreement. We recognized an expense and paid Depomed a termination fee of approximately $29.7 million and Depomed was not required to pay us a promotion fee for the fourth quarter of 2007. We fulfilled our promotion obligations through the end of 2007.

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. As of September 30, 2008, we have incurred a total of $8.2 million for these earn-out payments. The aggregate amount of these payments will not exceed $13.2 million.

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

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 due to the achievement of a certain milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin® .”

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. Remoxy® , an investigational novel formulation of extended release oxycodone for the treatment of moderate to severe chronic pain, uses extraction-resistant technology, a unique physical barrier that is designed to provide controlled pain relief and resist common methods used to extract the opioid more rapidly than intended as can occur with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In August 2008, we made milestone payments totaling $20.0 million. In addition, we may pay additional milestone payments of up to $125.0 million in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products. This amount includes $15.0 million upon FDA approval of Remoxy® . We are responsible for all research and development expenses related to this alliance. After regulatory approval and commercialization of Remoxy® or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

Elan was working to develop a modified release formulation of Sonata® , which we refer to as Sonata® MR, pursuant to an agreement we had with them which we refer to as the Sonata® MR Development Agreement. In early 2005, we advised Elan that we considered the Sonata® MR Development Agreement terminated for failure to satisfy the target product profile required by us. Elan disputed the termination and initiated an arbitration proceeding. During December of 2006, the arbitration panel reached a decision in favor of Elan and ordered us to pay Elan certain milestone payments and other research and development-related expenses of approximately $49.8 million, plus interest from the date of the decision. In January 2007, we paid Elan $50.1 million, which included interest of $0.4 million.

Governmental Pricing Investigation and Related Matters

For information on these matters, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Patent Challenges

Certain generic companies have challenged patents on Skelaxin® and Avinza® . For additional information, please see Note 8, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the
	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Net cash provided by operating activities	$349,884	$426,995

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

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the nine months ended September 30, 2008 and 2007.

	For the
	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Accounts receivable, net of allowance	$14,563	$(397)
Inventories	17,917	38,457
Prepaid expenses and other current assets	(16,151)	(37,047)
Accounts payable	(2,294)	(17,689)
Accrued expenses and other liabilities	(152,662)	(26,753)
Income taxes payable	46,411	8,691
Deferred revenue	(3,510)	(3,510)
Other assets	23,177	(5,433)
Deferred taxes	12,957	(98,540)

Total changes in operating assets and liabilities and deferred taxes	$(59,592)	$(142,221)

Investing Activities

	For the
	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Net cash provided by (used in) investing activities	$863,583	$(525,598)

Our cash flows from investing activities for 2008 were primarily due to net sales of our investments in debt securities of $906.7 million, partially offset by capital expenditures of $45.5 million.

Investing activities in 2007 include the acquisition of Avinza® for $296.7 million, purchases of product rights and intellectual property for $67.9 million, net purchases of investments in debt securities of $161.7 million and capital expenditures of $36.7 million. These payments were partially offset by the collection of the loan to Ligand in the amount of $37.8 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2008 of approximately $55.0 to $60.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include property and equipment purchases, information technology systems and hardware, building improvements for facility upgrades, costs associated with improving our production capabilities and costs associated with moving production of some of our pharmaceutical products to our facility in Bristol.

Financing Activities

	For the
	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)

Net cash (used in) provided by financing activities	$(2,025)	$9,769

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

In April 2002, we established a $400.0 million five-year senior secured revolving credit facility that was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility which is scheduled to mature in April 2012 (the “2007 Credit Facility”). As of September 30, 2008, up to $473.9 million is available to us under the 2007 Credit Facility.

The 2007 Credit Facility is collateralized by a pledge of 100% of the equity of most of our domestic subsidiaries and by a pledge of 65% of the equity of our foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by four of our subsidiaries, King Pharmaceuticals Research and Development, Inc., Monarch Pharmaceuticals, Inc., Meridian Medical Technologies, Inc., and Parkedale Pharmaceuticals, Inc. The 2007 Credit Facility accrues interest at either, at our option, (a) the base rate, which is based on the greater of (1) the prime rate or (2) the federal funds rate plus one-half of 1%, plus an applicable spread ranging from 0.0% to 0.5% (based on a leverage ratio) or (b) the applicable LIBOR rate plus an applicable spread ranging from 0.875% to 1.50% (based on a leverage ratio). In addition, the lenders under the 2007 Credit Facility are entitled to customary facility fees based on (x) unused commitments under the facility and (y) letters of credit outstanding. The facility provides availability for the issuance of up to $30.0 million in letters of credit. We incurred $1.5 million of deferred financing costs in connection with the establishment of this facility, which we will amortize over five years, the life of the facility. This facility requires us to maintain a minimum net worth of no less than $1.5 billion plus 50% of our consolidated net income for each fiscal quarter after April 19, 2007, excluding any fiscal quarter for which consolidated income is negative; an EBITDA (earnings before interest, taxes, depreciation and amortization) to interest expense ratio of no less than 3.00 to 1.00; and a funded debt to EBITDA ratio of no greater than 3.50 to 1.00. As of September 30, 2008, we were in compliance with these covenants. As of September 30, 2008, we had $1.1 million outstanding for letters of credit.

Conditioned on the tender offer we commenced on September 12, 2008 to acquire all of the outstanding shares of Class A Common Stock of Alpharma Inc. for $37 per share, we have received credit commitments totaling $1.0 billion. The credit commitments are comprised of a senior secured term loan facility in an aggregate principal amount of up to $350.0 million (“Term Loan A Facility”) and a senior secured term loan facility in an aggregate principal amount of up to $500.0 million (“Term Loan B Facility”), together the Term Facilities. To the extent we are able to access our auction rate securities on or prior to the closing date, the size of the Term Facilities shall be reduced on a dollar-for-dollar basis in an amount equal to our net cash proceeds. The credit commitments also include a senior secured revolving credit facility in an aggregate principal amount of up to $150.0 million (the “2008 Credit Facility”). Prior to closing the Term Facilities and the 2008 Credit Facility we are required to terminate the 2007 Credit Facility.

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

The gross carrying amount and accumulated amortization as of September 30, 2008 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded
Avinza®	$285,700	$42,295	$243,405
Skelaxin®	278,853	155,940	122,913
Sonata®	61,961	61,961	—

Neuroscience	626,514	260,196	366,318

Synercid®	72,525	40,461	32,064
Other hospital	8,442	6,351	2,091

Hospital	80,967	46,812	34,155

Intal®	34,033	32,573	1,460
Bicillin®	92,350	30,345	62,005
Other acute care	5,992	5,910	82

Acute care	132,375	68,828	63,547

Altace®	156,744	156,744	—
Other legacy products	127,266	76,617	50,649

Legacy products	284,010	233,361	50,649

Total Branded	1,123,866	609,197	514,669

Meridian Auto-Injector	179,332	39,268	140,064
Royalties	3,731	2,992	739
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$1,306,929	$651,457	$655,472

The net book value by type of intangible asset as of September 30, 2008 was as follows:

		Trademarks, Product	Net Book
	Patents	Rights and Other	Value
	(In thousands)

Branded
Avinza®	$243,405	$—	$243,405
Skelaxin®	2,800	120,113	122,913

Neuroscience	246,205	120,113	366,318

Synercid®	29,815	2,249	32,064
Other hospital	—	2,091	2,091

Hospital	29,815	4,340	34,155

Intal®	—	1,460	1,460
Bicillin®	—	62,005	62,005
Other acute care	—	82	82

Acute care	—	63,547	63,547

Altace®	—	—	—
Other legacy products	—	50,649	50,649

Legacy products	—	50,649	50,649

Total Branded	276,020	238,649	514,669

Meridian Auto-Injector	—	140,064	140,064
Royalties	467	272	739
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$276,487	$378,985	$655,472

The amounts of impairments and amortization expense for the three months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded
Avinza®	$—	$6,638	$—	$6,638
Skelaxin®	—	5,973	—	3,887
Sonata®	—	—	—	55

Neuroscience	—	12,611	—	10,580

Synercid®	—	1,491	—	2,375
Other hospital	—	76	—	197

Hospital	—	1,567	—	2,572

Intal®	—	1,459	—	1,459
Bicillin®	—	926	—	925
Other acute care	—	82	—	111

Acute care	—	2,467	—	2,495

Altace®	—	—	146,444	7,563
Other legacy products	—	1,429	—	1,456

Legacy products	—	1,429	146,444	9,019

Total Branded	—	18,074	146,444	24,666

Meridian Auto-Injector	—	1,981	—	2,012
Royalties	—	185	—	71
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total intangible assets	$—	$20,240	$146,444	$26,749

The amounts of impairments and amortization expense for the nine months ended September 30, 2008 and 2007 are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded
Avinza®	$—	$19,915	$—	$15,742
Skelaxin®	—	17,686	—	11,661
Sonata®	—	315	—	55

Neuroscience	—	37,916	—	27,458

Synercid®	38,064	6,241	—	7,125
Other hospital	—	228	—	1,033

Hospital	38,064	6,469	—	8,158

Intal®	—	4,377	27,693	4,263
Bicillin®	—	2,777	—	2,776
Other acute care	—	247	1,566	854

Acute care	—	7,401	29,259	7,893

Altace®	—	29,687	146,444	22,591
Other legacy products	1,251	4,340	—	8,889

Legacy products	1,251	34,027	146,444	31,480

Total Branded	39,315	85,813	175,703	74,989

Meridian Auto-Injector	—	5,846	—	5,962
Royalties	—	552	—	93
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total intangible assets	$39,315	$92,211	$175,703	$81,044

The remaining patent amortization period and the remaining amortization period for trademarks and product rights associated with significant products are as follows:

Remaining Life at September 30, 2008
Trademark &
	Patent	Product Rights

Skelaxin®	—	5 years 3 months
Avinza®	9 years 2 months	—
Intal®	—	3 months
Synercid®	5 years 3 months	5 years 3 months
Bicillin®	—	16 years 9 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short dated or slow moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with

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

Discussion and Analysis of Financial Condition and Results of Operations” section, as well as other sections of this report.

Forward-looking statements in this report include, but are not limited to, statements about:

•	the potential of, including anticipated net sales and prescription trends for, our branded pharmaceutical products, particularly Altace® , Skelaxin® , Avinza® , Thrombin-JMI® , Levoxyl® and Sonata® ;

•	expectations regarding the enforceability and effectiveness of product-related patents, including in particular patents related to Skelaxin® , Avinza® and Adenoscan® ;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the approval of the NDA for Remoxy® by the FDA;

•	the development, approval and successful commercialization of Remoxy® , Acurox® Tablets, CorVuetm and other products;

•	the successful execution of our growth and restructuring strategies, including our accelerated strategic shift;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	our pending tender offer to acquire all of the outstanding shares of Class A Common Stock of Alpharma Inc.;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome, cost and timing of various pending legal proceedings including the Skelaxin® and Avinza® patent challenges, derivative litigation and other legal proceedings described in this report;

•	expectations regarding the NDA that Purdue submitted to the FDA for a reformulated version of its long-acting oxycodone product;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of the unrealized losses recorded in connection with these securities.

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

As of September 30, 2008, there were no significant changes in our qualitative or quantitative market risk since the end of our fiscal year ended December 31, 2007. For information related to our investments in debt securities please see “Liquidity and Capital Resources” above.

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

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2007 which we filed with the Securities and Exchange Commission on February 29, 2008. The risks described below are in addition to the risk factors included in that report:

There are risks associated with a potential transaction with Alpharma Inc.

On August 22, 2008, we initiated a tender offer to purchase all of the outstanding shares of the Class A Common Stock of Alpharma Inc., a global specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals. For information about this potential transaction, see “Tender Offer to Acquire Alpharma” within “Recent Developments” in Part I, Item 2, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations.” There are a number of risks associated with our potential acquisition of Alpharma, including, but not limited to, the following:

•	Our offer for Alpharma common stock is unsolicited and not supported by Alpharma’s Board of Directors, and we may not be able to consummate the transaction;

•	If we consummate the acquisition of Alpharma, the combination may not enhance our business as we expect or result in operating or product synergies, and could have a negative impact on our earnings;

•	Incurring approximately $1.0 billion in debt in conjunction with the tender offer could adversely affect our financial condition and post-merger results of operations;

•	Debt service requirements could limit our ability to invest in other aspects of our business, such as product development, or our ability to engage in other transactions;

•	The process of acquiring and integrating Alpharma’s business with ours, and/or the measures required to effectively use acquired intellectual property, products or other assets, could be time consuming and may result in unforeseen operating difficulties and/or expenses;

•	Even assuming a successful tender offer and merger process, we may not be able to retain Alpharma’s key employees or maintain Alpharma’s central business and customer relationships;

•	We have had limited access to information about Alpharma. Consequently, there may be unforeseen liabilities or other material facts that could adversely affect Alpharma’s business and, subsequent to consummation of a merger, our business. For example:

•	a change of control of Alpharma could trigger a termination or modification of intellectual property or other contractual rights important to the operation of its business; or

•	litigation or other claims made in connection with, or inheritance of claims or litigation risks as a result of, the acquisition of Alpharma could be time consuming and may create unforeseen difficulties and expenses;

•	Subsequent to consummation of a merger, our business would be subject to some or all of the risks, known and unknown, to which Alpharma is currently subject;

•	The intangible assets and goodwill recorded in connection with the acquisition could be subject to impairment charges. There is also the risk of significant accounting charges resulting from the completion and integration of a sizeable acquisition and increased capital expenditures.

Item 6.	Exhibits

Number			Exhibit Title

10	.1(1)		Stipulation of Settlement dated August 21, 2008.
31.1		—	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		—	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		—	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		—	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to King’s Current Report on Form 8-K filed August 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC

By:	/s/ BRIAN A. MARKISON
Brian A. Markison
President and Chief Executive Officer

Date: November 6, 2008

By:	/s/ JOSEPH SQUICCIARINO
Joseph Squicciarino
Chief Financial Officer

Date: November 6, 2008