Form 10-K
period 2008-12-31
KING PHARMACEUTICALS INC
filed 2009-03-02
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-15875

King Pharmaceuticals, Inc.
Exact name of registrant as specified in its charter

Tennessee State or other jurisdiction of incorporation or organization	54-1684963 I.R.S. Employer Identification No.

501 Fifth Street Bristol, Tennessee Address of Principal Executive Offices	37620 Zip Code

Registrant’s telephone number, including area code: (423) 989-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock	New York Stock Exchange

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2008 was $2,565,169,935. The number of shares of Common Stock, no par value, outstanding at February 24, 2009 was 246,490,681.

Documents Incorporated by Reference:
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2009 annual meeting of shareholders.

PART I

Item 1.	Business

King Pharmaceuticals, Inc. was incorporated in the State of Tennessee in 1993. Our direct wholly-owned subsidiaries are Alpharma Inc.; Meridian Medical Technologies, Inc.; Monarch Pharmaceuticals, Inc.; King Pharmaceuticals Research and Development, Inc.; Parkedale Pharmaceuticals, Inc.; and Monarch Pharmaceuticals Ireland Limited.

Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000 and our facsimile number is (423) 274-8677. Our website is www.kingpharm.com, where you may view our Corporate Code of Conduct and Ethics (“Code”). To the extent permitted by U.S. Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) regulations, we intend to disclose information as to any amendments to the Code and any waivers from provisions of the Code for our principal executive officer, principal financial officer, and certain other officers by posting the information on our website, to the extent such matters arise. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments, as well as other documents, as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public through the Internet at the website of the SEC, at www.sec.gov. You may also read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

Our Chief Executive Officer, Brian A. Markison, submitted to the NYSE an Annual Chief Executive Officer Certification on June 9, 2008, pursuant to Section 303A.12 of the NYSE’s listing standards, certifying that he was not aware of any violation by King of the NYSE’s corporate governance listing standards as of that date.

King is a vertically integrated company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products and animal health products. By “vertically integrated,” we mean that we have the following capabilities:

• research and development	• distribution

• manufacturing	• sales and marketing

• packaging	• business development

• quality control and assurance	• regulatory management

Our branded prescription pharmaceuticals include neuroscience products (primarily pain medicines), hospital products, and legacy brands. The animal health business is focused on medicated feed additives (“MFAs”) and water-soluble therapeutics primarily for poultry, cattle, and swine.

Our corporate strategy is focused on specialty markets, particularly specialty-driven branded prescription pharmaceutical markets. We believe our target markets have significant potential and our organization is aligned accordingly. Our growth in specialty markets is achieved through organic growth and acquisitions.

Under our corporate strategy we work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and prudent product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of a product, including seeking and gaining necessary related governmental approvals, by such means as:

•	securing from the U.S. Food and Drug Administration, which we refer to as the “FDA”, additional approved uses (“indications”) for our products;

•	developing and producing different strengths;

•	producing different package sizes;

•	developing new dosage forms; and

•	developing new product formulations.

Our strategy also focuses on growth through the acquisition of novel branded prescription pharmaceutical products in various stages of development and the acquisition of prescription pharmaceutical technologies, particularly those products and technologies that we believe have significant market potential and complement the commercial footprint we have established in the neuroscience and hospital markets. Using our internal resources and a disciplined business development process, we strive to be a leader in developing and commercializing innovative, clinically-differentiated therapies and technologies in these target, specialty-driven markets. We may also seek company acquisitions that add products or products in development, technologies or sales and marketing capabilities to our existing platforms or that otherwise complement our operations. We also work to achieve organic growth by continuing to develop investigational drugs, as we have a commitment to research and development and advancing the products and technologies in our development pipeline.

We market our branded prescription pharmaceutical products primarily through a dedicated sales force to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico. Branded prescription pharmaceutical products are innovative products sold under a brand name that have, or previously had, some degree of market exclusivity.

Our animal health products are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. We have sales offices in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our animal health products are sold primarily through the use of distributors and other third-party sales companies.

Business Segments

Our business consists of four main segments: a specialty-driven branded prescription pharmaceuticals business, our global animal health business, our Meridian auto-injector business, and royalties.

Segment Net Revenues Summary

The following table summarizes net revenues by operating segment (in thousands), almost all of which were derived from activities within the United States. Note that the table does not include net revenues for the animal health segment or the Flector® Patch product within the branded prescription pharmaceuticals segment since these are part of Alpharma Inc. (“Alpharma”), a company we acquired at the end of December 2008.

	For the Years Ended December 31,
	2008	2007	2006

Branded Prescription Pharmaceuticals	$1,263,488	$1,857,813	$1,724,701
Meridian Auto-Injector	218,448	183,860	164,760
Royalties	79,442	82,589	80,357
Contract Manufacturing	1,327	9,201	16,501
Other	2,356	3,419	2,181

Total	$1,565,061	$2,136,882	$1,988,500

For information regarding profit and loss and total assets associated with each segment, see Note 20, “Segment Information” in Part IV, Item 15(a)(1) “Financial Statements.”

Branded Prescription Pharmaceuticals Segment

We market a variety of branded prescription pharmaceutical products that are divided into the following categories:

•	neuroscience (including Skelaxin®, Avinza® and Flector® Patch),

•	hospital (including Thrombin-JMI®), and

•	legacy products (including Altace®, Levoxyl®, Cytomel® and Bicillin®).

Our branded prescription pharmaceutical products are generally in high-volume markets and we believe they are well known for their treatment indications. Branded prescription pharmaceutical products represented approximately 81% of our total net revenues for the year ended December 31, 2008 and approximately 87% for each of the years ended December 31, 2007 and 2006.

Some of our branded prescription pharmaceutical products are described below:

Product	Product Description and Indication

Neuroscience	Products in this category are primarily marketed to primary care physicians, neurologists, orthopedic surgeons and pain specialists.
Skelaxin®	A muscle relaxant tablet indicated for the relief of discomfort associated with acute, painful musculoskeletal conditions.
Flector® Patch	A topical non-steroidal anti-inflammatory patch for the treatment of acute pain due to minor strains, sprains and contusions.
Avinza®
  A long-acting formulation of morphine indicated as a once-daily treatment for moderate to severe pain in patients who require continuous, around the clock opioid therapy for an extended period of time.

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
Altace®
  An oral administration indicated for the treatment of hypertension and reduction of the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over with either a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (such as elevated cholesterol levels or cigarette smoking). Altace® is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining an acute myocardial infarction.

Levoxyl®	Color-coded, potency-marked tablets indicated for thyroid hormone replacement or supplemental therapy for hypothyroidism.
Cytomel®	A tablet indicated in the medical treatment of hypothyroidism.
Bicillin®	A penicillin-based antibiotic suspension for deep muscular injection indicated for the treatment of infections due to penicillin-G-susceptible microorganisms.

Net sales of certain of our branded prescription pharmaceutical products for the year ended December 31, 2008 are set forth below.

Net Sales

Neuroscience
Skelaxin®	$446.2
Avinza®	135.5
Hospital
Thrombin-JMI®	$254.6
Legacy Branded
Altace®	$166.4
Levoxyl®	73.1
Cytomel®	51.1
Bicillin®	50.5

Flector® Patch was added to our portfolio of branded prescription pharmaceutical products as a result of our acquisition of Alpharma at the end of December 2008, and accordingly sales from the Flector® Patch in 2008 are not included in the table above or our financial results provided elsewhere in this report.

Animal Health Segment

Our animal health business is a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics, primarily for poultry, cattle and swine. Our MFAs and water soluble products are anti-infective animal health products that are added to the feed and water of livestock and poultry. This market is comprised of three primary categories: antibiotics, anticoccidials and antibacterials. This business was part of Alpharma. Because we acquired Alpharma at the end of December 2008, the animal health segment is not included in the financial results provided in this report.

Some of our animal health products are described below:

Product	Product Description and Indication

Antibiotic Products	Products in this category are used primarily in poultry, swine and cattle to prevent and/or treat diseases and maintain health.
Albac®	A bacitracin-based MFA used to prevent and/or treat diseases, maintain health and/or improve feed efficiency.
Aureomycin®, Aureomycin®- combination products, Aurofac® and Chlormax®	Feed-grade antibiotics containing chlortetracycline used in combination with an antibacterial to prevent and/or treat diseases, maintain health and/or improve feed efficiency.
BMD®	A bacitracin-based MFA used to prevent and/or treat diseases and maintain health.
Anticoccidial Products	Products in this category are used primarily in poultry and cattle to prevent coccidiosis, a condition caused by an intestinal parasite that affects the health of the animal.
Bio-Cox® and Cygro®	MFAs used to prevent and control coccidiosis in poultry.
Bovatec® and Avatec®	MFAs used to prevent and control coccidiosis in cattle and poultry and to maintain health and improve feed efficiency in cattle.
Deccox®	An MFA used to prevent and control coccidiosis in poultry, cattle and calves.
Robenz® and Cycostat®	Used to prevent coccidiosis in poultry and rabbits.

Product	Product Description and Indication

Rofenaid®	Used to control disease in poultry.
Antibacterial Products	Products in this category are used to prevent disease in poultry and swine.
3-Nitro®	An MFA used to treat disease and improve feed efficiency in poultry and swine.
Histostat®	An MFA used to prevent disease in chickens and turkeys.

In addition to our antibiotic, anticoccidial and antibacterial products, we also sell water soluble vitamins, minerals and electrolytes that are used as nutritional supplements primarily for poultry, cattle and swine.

Meridian Auto-Injector Segment

Our Meridian Auto-Injector segment manufactures and markets pharmaceutical products that are delivered using an auto-injector. An auto-injector is a pre-filled, pen-like device that allows a patient or caregiver to automatically inject a precise drug dosage quickly, easily, safely and reliably. Auto-injectors are a convenient, disposable, one-time use drug delivery system designed to improve the medical and economic value of injectable drug therapies. We pioneered the development and are a manufacturer of auto-injectors for the self-administration of injectable drugs. Our auto-injector products currently consist of a variety of acute care medicines.

The commercial pharmaceutical business of our Meridian segment consists of EpiPen®, an auto-injector filled with epinephrine for the emergency treatment of anaphylaxis resulting from severe or allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis.

Our Meridian Auto-Injector segment also includes pharmaceutical products that are sold primarily to the U.S. Department of Defense (“DoD”) under an Industrial Base Maintenance Contract which is terminable by the DoD at its convenience. These products include the nerve agent antidotes AtroPen® and ComboPen®, and the Antidote Treatment Nerve Agent Auto-injector, which we refer to as the “ATNAA.” AtroPen® is an atropine-filled auto-injector and ComboPen® consists of an atropine-filled auto-injector and a pralidoxime-filled auto-injector. The ATNAA utilizes a dual chambered auto-injector and injection process to administer atropine and pralidoxime, providing an improved, more efficient means of delivering these nerve agent antidotes. Other products sold to the DoD include a diazepam-filled auto-injector for the treatment of seizures and a morphine-filled auto-injector for pain management.

Royalties Segment

We developed a currently marketed adenosine-based product, Adenoscan®, for which we receive royalty revenues. Adenoscan® is a sterile, intravenous solution of adenosine administered intravenously as an adjunct to imaging agents used in cardiac stress testing of patients who are unable to exercise adequately. Specifically, we are party to an agreement under which Astellas Pharma US, Inc. (“Astellas”) manufactures and markets Adenoscan® in the United States and Canada in exchange for royalties through the duration of the patents. We have licensed exclusive rights to other third-party pharmaceutical companies to manufacture and market Adenoscan® in certain countries other than the United States and Canada in exchange for royalties.

Royalties received by us from sales of Adenoscan® outside of the United States and Canada are shared equally with Astellas. Astellas, on its own behalf and ours, obtained a license to additional intellectual property rights for intravenous adenosine in cardiac imaging and the right to use intravenous adenosine as a cardioprotectant in combination with thrombolytic therapy, balloon angioplasty and coronary bypass surgery. For additional information on our royalty agreements and anticipated competition, please see the section below entitled “Intellectual Property.”

Recent Developments

Acquisition of Alpharma Inc.

On December 29, 2008, we completed our acquisition of all the outstanding common shares of Alpharma at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion.

As a result of the transaction, Alpharma is now a wholly-owned subsidiary of King. The acquisition was funded with available cash on hand, borrowings of $425.0 million under our Senior Secured Revolving Credit Facility, as amended on December 5, 2008 (the “Revolving Credit Facility”), and borrowings of $200.0 million under a term loan.

Alpharma has a growing branded prescription pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) 1.3% and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine that is designed to provide controlled pain relief and deter certain common methods of misuse an4d abuse. Alpharma is also a leading provider of MFAs for food-production animals, principally poultry, cattle and swine.

We believe our acquisition of Alpharma is particularly significant because it strengthens our portfolio and development pipeline of pain management products and increases our capabilities and expertise in this important market. The development pipeline provides us with both near-term and long-term revenue opportunities and the animal health business further diversifies our revenue base. As a result, we believe this acquisition creates a stronger foundation for sustainable, long-term growth for our Company.

Contemporaneous with our acquisition of Alpharma and in accordance with a consent order with the U.S. Federal Trade Commission, we divested the rights to Alpharma’s Kadian® (morphine sulfate long-acting) to Actavis Elizabeth, L.L.C. Pursuant to the divestiture, we will receive from Actavis Elizabeth future quarterly payments of up to an aggregate of $127.5 million in cash based on the achievement of certain Kadian® quarterly gross-profit related milestones for the period beginning January 1, 2009 and ending June 30, 2010.

Potential Generic Substitution for Skelaxin®

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents relating to Skelaxin®, our branded muscle relaxant. The Order was issued without benefit of a hearing in response to Eon Labs’ motion for summary judgment. Upon the entry of an appropriate judgment, we plan to appeal and vigorously defend our interests. Invalidation of these two patents would likely lead to generic versions of Skelaxin® entering the market sooner than previously expected and would likely cause our net sales of Skelaxin® to decline significantly.

Following the decision of the District Court, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to partially offset the potential decline in Skelaxin sales in the event that a generic competitor enters the market. Based on an analysis of our strategic needs, this initiative includes: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams. Our animal health activities are not affected by the restructuring.

On January 29, 2009, our management approved the restructuring initiative, effective immediately. Pursuant to this initiative, we will reduce our workforce by approximately 520 positions, including approximately 380 field sales positions. This reduction, which we expect to be substantially complete by late March 2009, represents approximately 17% of our current workforce after taking into account a previous reduction in workforce following our acquisition of Alpharma.

We estimate that, in connection with the restructuring initiative, we will incur total restructuring costs of between $50 million and $55 million, all of which are expected to be paid during the first half of 2009. These costs all relate to severance pay and other employee termination expenses.

Also, in January 2008, we entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012 or earlier under certain conditions.

Branded Prescription Pharmaceuticals — Development Advances

Embedatm

The Embedatm New Drug Application (“NDA”) was submitted to the FDA in June 2008. Utilizing proprietary technology, Embedatm, which contains long-acting morphine pellets, each with a sequestered core of naltrexone, an opioid antagonist, has a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. The formulation is designed to work such that if taken as directed, the morphine would relieve pain while the sequestered naltrexone would pass through the body with no intended clinical effect. If Embedatm capsules are crushed or chewed, however, the naltrexone would be released, mitigating the euphoric effect that might otherwise be caused by the morphine under these circumstances. We acquired Embedatm on December 29, 2008 as part of our acquisition of Alpharma. In December 2008, the FDA informed us that it is continuing its review of the Embedatm NDA.

Remoxy®

The Remoxy® NDA was submitted to the FDA in June 2008. In December 2008, our partner Pain Therapeutics, Inc. (“PTI”) received a Complete Response Letter from the FDA with respect to the NDA for Remoxy®, requiring additional non-clinical information to support approval. We are working with PTI to complete an assessment of the Complete Response Letter and prepare a written response. We together with PTI plan to meet with the FDA during the second quarter of 2009 to discuss our response, following which we expect to have a better understanding of the additional steps and the time required to obtain approval.

Remoxy® is a unique long-acting formulation of oral oxycodone with a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock, opioid analgesic is needed for an extended period of time. This formulation uses the Oradurtm platform technology which provides a unique physical barrier that is designed to provide controlled pain relief and resist certain common methods used to extract the opioid more rapidly than intended as can occur with products currently on the market. Common methods used to cause a rapid extraction of an opioid include crushing, chewing and dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug.

Acurox® Tablets

An NDA for Acurox® (oxycodone HCl/niacin) Tablets was submitted to the FDA in December 2008. Acurox® Tablets, a patented, orally administered, immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient, has a proposed indication for the relief of moderate to severe pain. Acurox® uses the patented Aversion® Technology of Acura Pharmaceuticals, Inc. (“Acura”), which is designed to deter misuse and abuse by intentional swallowing of excess quantities of tablets, intravenous injection of dissolved tablets and nasal snorting of crushed tablets. Attempts to extract oxycodone from an Acurox® Tablet by dissolving it in liquid results in the formation of a viscous gel which is intended to sequester the opioid and deter I.V. injection. Crushing an Acurox® Tablet for the purposes of nasal snorting releases an ingredient that is intended to cause nasal irritation and thereby discourage this method of misuse and abuse. Swallowing excessive numbers of Acurox® Tablets releases niacin in quantities that are intended to cause unpleasant and undesirable side effects that may potentially deter this method of misuse and abuse.

CorVuetm (binodenoson) for injection

In December 2008, we submitted an NDA for CorVuetm to the FDA. CorVuetm is a cardiac pharmacologic stress SPECT (single-photon-emission computed tomographic) imaging agent with a proposed indication for use in patients with or at risk for coronary artery disease who are unable to perform a cardiac exercise stress test. In the NDA, we are requesting FDA approval of CorVuetm as an adjunct to non-invasive myocardial perfusion imaging tests to detect perfusion abnormalities in patients with known or suspected coronary artery disease.

T-62

In December 2008, we initiated a Phase II clinical trial program evaluating the efficacy and safety of T-62, our investigational oral drug formulation for the treatment of neuropathic pain. T-62, a new chemical entity, is an adenosine A1 allosteric enhancer that is intended to increase the effectiveness of the body’s endogenous adenosine to treat neuropathic pain. The Phase II clinical trial is a multicenter, randomized, double-blind, placebo-controlled study assessing the analgesic efficacy and safety of T-62 in subjects with postherpetic neuralgia and its associated pain. The study is expected to enroll approximately 130 patients in up to 20 study centers and will evaluate two doses of T-62 and placebo utilizing a parallel design. Each patient will complete a 7-day screening period, a 28-day treatment period, and a 14-day post-treatment period.

Branded Prescription Pharmaceuticals — Promoted Portfolio Developments

Avinza®

New mandates of the Food and Drug Administration Amendments Act of 2007 (FDAAA) authorize the FDA to require a risk evaluation and mitigation strategy (REMS) as part of the new drug approval process if the agency believes that it is needed to ensure that a proposed new drug’s benefits outweigh its risks. The law also authorizes the agency to require a REMS for certain drugs approved before FDAAA was signed into law. A REMS can include a Medication Guide, Patient Package Insert, a communication plan, elements to ensure safe use and an implementation schedule, and must include a timetable for assessment of the REMS. Elements to ensure safe use include requiring that: healthcare providers have particular training or be certified, pharmacies, practitioners or healthcare settings that dispense the drug be specially certified, the drug be dispensed to patients only in certain healthcare settings, the drug be dispensed to patients with evidence of safe use conditions, each patient be subject to certain monitoring, and/or each patient using the drug be enrolled in a registry.

On February 6, 2009, the FDA sent a letter to the 16 manufacturers of previously approved, currently marketed long-acting opioid drug products, including us as manufacturer of Avinza®, indicating that this class of drugs will be required to have a REMS. FDA has determined that a REMS is required to ensure that the benefits outweigh the risks of: 1) use of certain opioid products in non-opioid tolerant individuals; 2) abuse; and 3) overdose, both accidental and intentional. The agency has announced its intention to consult all relevant stakeholders, including manufacturers, pharmacies, healthcare practitioners, patient groups and others in developing this class-wide REMS of long-acting opioids. In the first of a series of such meetings, the FDA has invited those companies that market the affected opioid drugs to meet with the agency on March 3, 2009 to discuss development of such a class-wide REMS.

King currently has a Risk Management Program (RMP) in place for Avinza® consisting of an Appropriate Use and Communication Program, Monitoring and Surveillance, Research and Evaluation. King’s Risk Management Team (RMT) meets every 6 weeks to review data collected on any reported misuse, abuse and diversion of Avinza®. It is not possible at this time to determine whether or in what way the consideration of a class-wide REMS for all long-acting opioids will change the elements of King’s current risk management program for Avinza® or how any such changes might affect the marketing or sales of Avinza®.

As discussed elsewhere in this report, King has NDAs for two long-acting opioid products, Embedatm and Remoxy®, under review by the FDA. Both of these applications include comprehensive proposals for REMS for those products. It is not possible at this time to determine what, if any, effect the FDA’s ongoing process for developing class-wide REMS for previously approved, currently marketed long-acting opioids will have on the FDA’s review timeline of the pending NDAs for Embedatm and/or Remoxy®, or their future market potential.

Thrombin-JMI®

Beginning in the fourth quarter of 2007, Thrombin-JMI®, our bovine thrombin product, faced new competition. A human thrombin product entered the market in the fourth quarter of 2007 and a recombinant human thrombin entered the market during the first quarter of 2008.

Sonata®

In June 2008, a third party entered the market with a generic substitute for Sonata® following the expiration of our patent covering Sonata®.

Industries

The global human pharmaceutical and animal health industries are highly competitive and each includes a variety of participants, including large and small branded pharmaceutical companies, specialty and niche-market human pharmaceutical and/or animal health companies, biotechnology firms, large and small research and drug development organizations, and generic drug manufacturers. These participants compete on a number of bases, including technological innovation, clinical efficacy, safety, convenience or ease of administration and cost-effectiveness. In order to promote their products, industry participants devote considerable resources to advertising, marketing and sales force personnel, distribution mechanisms and relationships with medical and research centers, physicians, patient advocacy and support groups, veterinarians, commercial animal food manufacturers, wholesalers and integrated cattle, swine and poultry producers.

The human pharmaceutical industry is affected by the following factors, among others:

•	the aging of the patient population, including diseases specific to the aging process and demographic factors, including obesity, diabetes, cardiovascular disease, and patient and physician demand for products that meet chronic or unmet medical needs;

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby pharmaceutical companies acquire one another, biotechnology companies, or particular products;

•	cost containment and downward price pressure from managed care organizations and governmental entities, both in the United States and in other countries;

•	increasing drug development, manufacturing and compliance costs for pharmaceutical producers;

•	the actions of generic pharmaceutical companies and challenges to patent protection and sales exclusivity;

•	more frequent product liability litigation;

•	increased governmental scrutiny of the healthcare sector, including issues of patient safety, cost, efficacy and reimbursement/insurance matters; and

•	the cost of advertising and marketing, including direct-to-consumer advertising on television and in print.

The animal health industry is affected by the following factors, among others:

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby animal health companies acquire one another, biotechnology companies, or particular products;

•	cost containment and downward price pressure;

•	increased drug development, manufacturing and compliance costs for producers of animal health products;

•	more frequent product liability litigation; and

•	increased governmental scrutiny of the sector, including governmental restrictions on the use of antibiotics in certain food-producing animals.

Sales and Marketing

Branded Prescription Pharmaceuticals

The commercial operations organization for our branded prescription pharmaceuticals business, which includes sales and marketing, is based in Bridgewater, New Jersey. We have a sales force consisting of approximately 720 employees in the United States and Puerto Rico. We distribute our branded prescription pharmaceutical products primarily through wholesale pharmaceutical distributors. These products are ordinarily dispensed to the public through pharmacies as a result of prescriptions written by physicians and other licensed practitioners. Our marketing and sales promotions for branded prescription pharmaceutical products principally target general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals through detailing and sampling to encourage physicians to prescribe our products. The sales force is supported by telemarketing and direct mail, as well as by advertising in trade publications and representation at regional and national medical conventions. We identify and target physicians using data available from suppliers of prescriber prescription data. The marketing and distribution of these products in foreign countries generally requires the prior registration of the products in those countries. In those situations when we seek to sell one of our branded prescription pharmaceutical products in a market outside of the United States, we generally enter into distribution agreements with companies with established marketing and distribution capabilities in those territories since we do not have a distribution network in place for distribution outside the United States, Canada and Puerto Rico.

Similar to other pharmaceutical companies, our principal customers for our branded prescription pharmaceutical products are wholesale pharmaceutical distributors. The wholesale distributor network for branded prescription pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2008, approximately 72% of our gross sales were attributable to three key wholesalers: McKesson Corporation (30%), Cardinal/Bindley (28%), and Amerisource Bergen Corporation (14%).

Meridian Auto-Injector

We have a supply agreement with Dey, L.P., in which we granted Dey the exclusive right to market, distribute, and sell EpiPen® worldwide. The supply agreement expires December 31, 2015. In March 2006, we acquired substantially all of the assets of Allerex Laboratory LTD. The primary asset purchased from Allerex was the exclusive right to market and sell EpiPen® throughout Canada. We also obtained from Dey, L.P. an extension of those exclusive rights to market and sell EpiPen® in Canada through 2015. Accordingly, through a limited team of sales professionals, we market EpiPen® to allergists, pediatricians, internal medicine physicians, general practitioners and pharmacists across Canada.

Through a team of inside sales professionals, we market a portfolio of acute care auto-injector products to the pre-hospital emergency services market, which includes U.S. federal, state and local governments, public health agencies, emergency medical personnel and first responders.

Animal Health

Our animal health products are marketed through a staff of approximately 100 technically trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. We have sales offices in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our animal health products are sold primarily through the use of distributors and other third-party sales companies. Sales are made principally to commercial animal feed manufacturers, wholesalers and integrated cattle, swine and poultry producers.

Although the customer base for our animal health products is not significantly concentrated, consolidation is taking place. Accordingly, as consolidation continues, our animal health business may become more dependent on certain individual customers.

Manufacturing

Branded Prescription Pharmaceuticals and Meridian Auto-Injector Segments

We manufacture certain of our own branded prescription pharmaceutical products at facilities located in Bristol, Tennessee; Rochester, Michigan; Middleton, Wisconsin; and St. Petersburg, Florida. Our Meridian Auto-Injector manufacturing facility is located in St. Louis, Missouri. These facilities have manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the Drug Enforcement Agency, which we refer to as the “DEA,” a division of the Department of Justice, to procure and produce controlled substances. We maintain an operational excellence program utilizing Six Sigma and lean manufacturing techniques to identify and execute cost-saving and process-improvement initiatives.

We are capable of producing a broad range of dosage forms, including injectables, tablets and capsules, creams and ointments. We believe this manufacturing versatility allows us to pursue drug development and product line extensions more efficiently. However, currently many of our product lines, including Skelaxin®, Thrombin-JMI®, Avinza®, Flector® Patch and Synercid® are manufactured for us by third parties. Our branded prescription pharmaceutical and Meridian Auto-Injector facilities generally operate at moderate capacity utilization rates except for the Bristol facility that currently has a low level of capacity utilization. Although the capacity utilization at our Bristol facility was lower in 2008 than in previous years, we expect that the capacity utilization at that location will increase in future years. We are transferring the production of Levoxyl® from our St. Petersburg facility to our Bristol facility. Following the transfer, which we expect to complete in 2009, we will close our St. Petersburg facility. In addition, we plan to increase some of the utilization at our Bristol facility by manufacturing some of the new products we expect to emerge from our pipeline in the near future.

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

Animal Health Segment

We produce our animal health products in several manufacturing facilities, including those located in Chicago Heights, Illinois, which contains a modern fermentation and recovery plant; Shenzhou, China; Yantai, China; Longmont, Colorado, which produces the majority of our soluble antibiotics and vitamins; Willow Island, West Virginia, which produces unblended chlortetracycline (“CTC”) and lasalocid; Van Buren, Arkansas, which blends Bio-Cox®; Salisbury, Maryland, which blends Avatec® and Bovatec®; and Eagle Grove, Iowa, which formulates Aureomycin® products. Process improvement and manufacturing development is performed primarily at the Chicago Heights and Willow Island facilities. In addition, we make significant use of third-party facilities. Our animal health facilities generally operate at moderate capacity utilization rates except the Chicago Heights and Willow Island facilities, which currently have a high level of capacity utilization, and the Yantai facility, which currently has a low level of capacity utilization.

Research and Development

Branded Prescription Pharmaceuticals and Meridian Auto-Injector Segments

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

We invest in research and development because we believe it is important to our long-term growth. We presently employ approximately 100 people in research and development, including pre-clinical and toxicology experts, pharmaceutical formulation scientists, clinical development experts, medical affairs personnel, regulatory affairs experts, data scientists/statisticians and project managers.

We outsource a substantial portion of our non-critical research and development activities. This approach provides us with substantial flexibility and allows high efficiency while minimizing internal fixed costs. Utilizing this approach, we supplement our internal efforts by collaborating with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracting with other parties to perform research in their facilities. We use the services of physicians, hospitals, medical schools, universities, and other research organizations worldwide to conduct clinical trials to establish the safety and efficacy of new products. We seek investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including in-licensing arrangements, development agreements, joint ventures and the acquisition of products in development.

Drug development is time-consuming and expensive. Only a small percentage of chemical compounds discovered by researchers prove to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 10 to 15 years or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates frequently fail to receive regulatory approval.

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

Our development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Embedatm, a novel formulation of long-acting morphine with a proposed indication for the management of moderate to severe chronic pain, is specifically designed to resist certain common methods of misuse and abuse associated with long-acting morphine products that are currently available. The NDA for Embedatm was submitted to the FDA in June 2008. In December 2008, the FDA informed us that it is continuing its review of the Embedatm NDA.

•	Remoxy®, a novel formulation of long-acting oxycodone with a proposed indication for the treatment of moderate to severe chronic pain, is specifically designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone products that are currently available. In December 2008, the FDA issued a Complete Response Letter with respect to the NDA for Remoxy®, requiring additional non-clinical information to support approval of the product. We are working with our partner, Pain Therapeutics, Inc., to complete our assessment of the Complete Response Letter and prepare a written response. We together with PTI plan to meet with the FDA during the second quarter of 2009 to discuss our response, following which we expect to have a better understanding of the additional steps and the time required to obtain approval.

•	Acurox® Tablets, a novel formulation of immediate release oxycodone with a proposed indication for the treatment of moderate to severe pain, is specifically designed to deter certain common methods of misuse and abuse associated with immediate release oxycodone products that are currently available. Our partner, Acura, submitted the NDA for Acurox® in December 2008 and requested priority review.

•	CorVuetm (binodenoson) is our next generation cardiac pharmacologic stress-imaging agent. We submitted an NDA to the FDA in December 2008.

•	Ketoprofen in Transfersome® gel, our topical non-steroidal anti-inflammatory drug, entered Phase III clinical trials in the second quarter of 2008.

•	Vanquixtm, a diazepam-filled auto-injector with a proposed indication for the treatment of acute, repetitive epileptic seizures, is currently in Phase III clinical trials.

•	T-62, an investigational drug for the treatment of neuropathic pain, is currently in Phase II clinical trials.

•	Eladur®, an investigational transdermal bupivacaine patch for the treatment of pain associated with postherpetic neuralgia, is currently in Phase II clinical trials.

•	Oxycodone NT, a novel formulation of long-acting oxycodone for the treatment of moderate to severe chronic pain, is currently in early stages of clinical development. Oxycodone NT is specifically designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone products that are currently available.

•	Hydrocodone NT, a novel formulation of long-acting hydrocodone for treatment of moderate-to-severe chronic pain, is currently in early stages of clinical development. Hydrocodone NT is specifically designed to resist certain common methods of misuse and abuse associated with long-acting hydrocodone products that are currently available.

Our research and development expenses totaled $145.2 million in 2008 compared to $149.4 million in 2007 and $143.6 million in 2006, excluding research and development in-process at the time of acquisition of a product. These amounts also exclude research and development expenses incurred by Alpharma since it was not acquired until the end of December 2008. In-process research and development expenses were $598.5 million for the year ended December 31, 2008, $35.3 million for the year ended December 31, 2007 and $110.0 million for the year ended December 31, 2006. In-process research and development represents the actual cost of acquiring rights to branded prescription pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. The in-process research and development expenses in 2008 primarily relate to our acquisition of Alpharma on December 29, 2008.

Animal Health Segment

Our product portfolio enhancement initiatives with respect to our animal health business focus on activities complementary to in-licensing and co-developing technology through third parties and expanding the geographic reach of our current product line with new registrations in new jurisdictions. In addition, we conduct technical product development activities at our Willow Island, West Virginia, Chicago Heights, Illinois and Bridgewater, New Jersey facilities, as well as through contract research organizations and independent research facilities. We presently employ approximately 20 research and development professionals in our animal health business.

Government Regulation

Branded Prescription Pharmaceuticals and Meridian Auto-Injector Segments

Our business and our products are subject to extensive and rigorous regulation. Our existing and investigational products are subject to pre-market approval requirements. New drugs are approved under, and are subject to, the Food, Drug and Cosmetics Act (“FDC Act”) and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, which we refer to as the “PHS Act,” and related regulations. Biological drugs are licensed under the PHS Act.

At the federal level, we are principally regulated by the FDA as well as by the DEA, the Consumer Product Safety Commission, the Federal Trade Commission (“FTC”), the Occupational Safety and Health Administration, and the U.S. Environmental Protection Agency (“EPA”). The FDC Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of branded prescription pharmaceutical products.

The processes by which regulatory approvals are obtained from the FDA to market and sell a new product are complex, require a number of years and involve the expenditure of substantial resources. Compounds or potential new products that appear promising in development can prove unsuccessful and fail to receive FDA approval, fail to receive approval of specific anticipated indications, be substantially delayed, or receive unfavorable product labeling (including limitations on indications or stringent safety warnings), each of which can materially affect the commercial value of the product. Additional factors that may materially affect the success and/or timing of regulatory approval of a new product, and its commercial potential, include the regulatory filing strategies employed, the timing of and delays in FDA review, and the intervention by third parties in the approval process through administrative or judicial means.

When we acquire the right to market an existing approved branded prescription pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer of marketing rights to us. We are also required to report to the FDA, and sometimes acquire prior approval from the FDA for, certain changes in an approved NDA or Biologics Licensing Application, as set forth in the FDA’s regulations. When advantageous, we transfer the manufacture of acquired branded prescription pharmaceutical products to other manufacturing facilities, which may include manufacturing assets we own, after regulatory requirements are satisfied. In order to transfer manufacturing of acquired products, the prospective new manufacturing facility must demonstrate, through the filing of information with the FDA, that it can manufacture the product in accordance with current Good Manufacturing Practices, referred to as “cGMPs,” and the specifications and conditions of the approved marketing application. There can be no assurance that the FDA will grant necessary approvals in a timely manner, if at all.

The FDA also mandates that drugs be manufactured, packaged and labeled in conformity with cGMPs at all times. In complying with cGMPs, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the products meet applicable specifications and other requirements to ensure product safety and efficacy.

The FDA and other government agencies periodically inspect drug manufacturing facilities to ensure compliance with applicable cGMP and other regulatory requirements. Failure to comply with these statutory and regulatory requirements subjects the manufacturer to possible legal or regulatory action, such as suspension of manufacturing, recall of product or seizure of product. We must report adverse experiences associated with the use of our products by patients to the FDA. The FDA could impose market restrictions on us such as labeling changes or product removal as a result of significant reports of unexpected, severe adverse experiences. Product approvals may be withdrawn if we fail to comply with regulatory requirements or if there are problems with the safety or efficacy of the product.

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

Certain of the branded prescription pharmaceutical products we manufacture and sell are “controlled substances” as defined in the Controlled Substances Act and related federal and state laws. These laws establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA and state authorities. The DEA has dual missions of law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the Department of Justice. The DEA’s regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent these articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the DEA and applicable state authorities in order to engage in the development, manufacturing and distribution of pharmaceutical products containing controlled substances.

The distribution and promotion of pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), a part of the FDC Act, which regulates distribution activities at both the federal and state levels. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if these manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners, and in most states, distributing samples of controlled substances to licensed practitioners is prohibited. The PDMA also imposes extensive licensing, personnel record keeping, packaging, labeling, product handling, storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions of samples.

A number of states have passed laws specifically designed to track and regulate specified activities of pharmaceutical companies. Other states and the federal government presently have pending legislation that will have similar effects. Some of these state laws require the tracking and reporting of advertising or marketing activities and spending within the state. Others limit spending on items provided to healthcare providers or state officials.

Animal Health Segment

Our animal health business and products are subject to extensive and rigorous regulation by federal, state, local and foreign agencies. Additionally, our operations are subject to complex federal, state, local and foreign laws and regulations concerning the environment and occupational and health safety.

Animal drugs must be reviewed and receive registration from the FDA for marketing in the United States and approval or registration by similar regulatory agencies in other countries, most notably those in Canada, the European Union, Asia and Latin America. Regulatory approvals for products to be used in food producing animals are complex due to, among other things, the possible impact on humans. Government regulation of our animal health products includes detailed inspections of, and controls over, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, reporting, approval, advertising, promotion, sale and distribution.

Approval also must be granted in the United States for the use of an animal drug in combination with other animal drugs in feeds. Such combination approval generally requires the cooperation of other manufacturers to consent to authorize the FDA to refer to such manufacturer’s New Animal Drug Application (or NADA) in support of our regulatory submissions. This consent is necessary to obtain approval from the FDA for the use of an animal drug in combination with other animal drugs in feeds. To date, we have been successful in obtaining the cooperation of third parties to seek combination approval for many products, which extends the reach and potential market share of such products.

Environmental Matters

Our operations are subject to numerous and increasingly stringent federal, state, local and foreign environmental laws and regulations concerning, among other things, the generation, handling, storage,

transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental laws will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance were immaterial in 2008 and 2007, but may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at any of our facilities.

Competition

Branded Prescription Pharmaceuticals and Meridian Auto-Injector Segments

We compete with numerous other pharmaceutical companies, including large, global pharmaceutical companies, for the acquisition of products and technologies in later stages of development. We also compete with other pharmaceutical companies for currently marketed products and product line acquisitions. Additionally, our products are subject to competition from products with similar qualities. Our branded prescription pharmaceutical products may be subject to competition from alternate therapies during the period of patent protection and thereafter from generic equivalents. The manufacturers of generic products typically do not bear the related research and development costs and consequently are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable some products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

Some of our branded prescription pharmaceutical products currently face competition from generic substitutes and others may face competition from generic substitutes in the future. For a manufacturer to launch a generic substitute, it must prove to the FDA that the branded prescription pharmaceutical product and the generic substitute are therapeutically equivalent.

The FDA requires that generic applicants claiming invalidity or non-infringement of patents listed by a NDA holder give the NDA holder notice each time an abbreviated new drug application (“ANDA”) which claims invalidity or non-infringement of listed patents is either submitted or amended. If the NDA holder files a patent infringement suit against the generic applicant within 45 days of receiving such notice, the FDA is barred (or stayed) from approving the ANDA for 30 months unless specific events occur sooner. To avoid multiple 30-month stays for the same branded drug, the relevant provisions of the Hatch-Waxman Act (21 U.S.C. §§ 355(j)(2) and (5)) indicate that a 30-month stay will only attach to patents that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which we refer to as the “FDA’s Orange Book,” at the time an ANDA is originally filed. Although the ANDA filer is still required to certify against a newly listed patent, and the NDA holder can still bring suit based upon infringement of that patent, such a suit will not trigger an additional 30-month stay of FDA approval of the ANDA.

Patents that claim a composition of matter relating to a drug or certain methods of using a drug are required to be listed in the FDA’s Orange Book. The FDA’s regulations prohibit listing of certain types of patents. Thus, some patents that may issue are not eligible for listing in the FDA’s Orange Book and thus not eligible for protection by a 30-month stay of FDA approval of the ANDA.

Animal Health Segment

Our animal health products compete in a highly competitive global market on the basis of brand name, customer service and price. Some of our competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Some of the principal competitors include Eli Lilly and Company (Elanco), Pennfield, Phibro Animal Health, Novartis and Huvepharma. Given

our strong market position in MFAs and experience in obtaining requisite FDA approvals for combination claims, we believe we have a competitive advantage in marketing MFAs under the FDA approved combination clearances. No assurances can be given, however, that third parties will continue to cooperate in seeking combination approval for our products and we expect additional entrants in the generic MFA market in the future. More than half of our animal health products are sold in the U.S. and we have a growing presence in Europe, Mexico, Canada, South America and Asia.

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

Skelaxin® has three method-of-use patents listed in the FDA’s Orange Book, two of which expire in December 2021 and the last of which expires in February 2026. On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents relating to Skelaxin®, our branded muscle relaxant. The Order was issued without benefit of a hearing in response to Eon Labs’ motion for summary judgment. We plan to appeal, upon the entry of an appropriate judgment, and we intend to vigorously defend our interests. In addition, in January 2008, we entered into an agreement with CorePharma providing it with a license to launch an authorized generic version of Skelaxin® in December 2012 or earlier under certain conditions.

Avinza® has a formulation patent listed in the FDA’s Orange Book that expires in November 2017.

Flector® Patch has a formulation patent listed in the FDA’s Orange Book that expires in April 2014.

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

In addition to the intellectual property for the currently marketed products described above, we also have created, acquired or licensed intellectual property related to various products currently under development. For example, in connection with our collaborative agreement with Pain Therapeutics, Inc., we have acquired an exclusive license (subject to preexisting license rights granted by Pain Therapeutics) to certain intellectual property rights related to opioid formulations, including Remoxy®, which is currently in development for the treatment of moderate to severe chronic pain. In connection with our collaborative agreement with Acura Pharmaceuticals, Inc., we have acquired a license to intellectual property rights related to the Aversion® Technology platform. We acquired exclusive rights to patents related to CorVuetm. We acquired certain intellectual property rights from Mutual Pharmaceutical Company, Inc. related to metaxalone, the active pharmaceutical ingredient in Skelaxin®. As part of our acquisition of Alpharma, we have acquired rights to intellectual property related to several products in development. For example, we obtained rights to intellectual property related to Embedatm. In connection with a collaboration agreement with IDEA AG, we obtained rights to intellectual property related to Transfersome® gel technology. Finally, in connection with a collaboration agreement with Durect, we obtained rights to a bupivacaine patch (Eladur®).

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

Trademarks

We sell our branded products under a variety of trademarks. We believe that we have valid proprietary interests in all currently used trademarks, including those for our principal branded prescription pharmaceutical and animal health products registered in the United States and selected foreign countries where and when appropriate.

Backlog

There was no material backlog as of February 26, 2009.

Directors and Executive Officers

Name	Age	Position with the Company

Brian A. Markison	49	President, Chief Executive Officer and Chairman of the Board of Directors
Earnest W. Deavenport, Jr.	70	Director
Elizabeth M. Greetham	59	Director
Philip A. Incarnati	54	Director
Gregory D. Jordan, Ph.D.	57	Director
R. Charles Moyer, Ph.D.	63	Director
D. Greg Rooker	61	Director
Ted G. Wood	71	Lead Independent Director
Joseph Squicciarino	52	Chief Financial Officer
Stephen J. Andrzejewski	43	Chief Commercial Officer
Frederick Brouillette, Jr.	57	Corporate Compliance Officer
Eric J. Bruce	52	President, Alpharma Animal Health
Dr. Eric G. Carter	57	Chief Science Officer
James W. Elrod	48	Chief Legal Officer, Secretary
James E. Green	49	Executive Vice President, Corporate Affairs

Directors

Brian A. Markison was elected as Chairman of the Board in May 2007. He has been President and Chief Executive Officer and a director since July 2004. He joined King as Chief Operating Officer in March 2004. Mr. Markison served in various positions with Bristol-Myers Squibb beginning in 1982, most recently as President of Bristol-Myers Squibb’s Oncology, Virology and Oncology Therapeutics Network businesses. Between 1998 and 2001, he served variously as Senior Vice President, Neuroscience/Infectious Disease; President, Neuroscience/Infectious Disease/Dermatology; and Vice President, Operational Excellence and Productivity. He also held various sales and marketing positions. Mr. Markison is a member of the Board of Directors of Immunomedics, Inc., a publicly held corporation. He graduated from Iona College in 1982 with a Bachelor of Science degree.

Earnest W. Deavenport, Jr. has served as a director since May 2000. In 2002, he retired as Chairman of the Board and Chief Executive Officer of Eastman Chemical Company, Kingsport, Tennessee, where he was employed in various capacities since 1960. He was Chairman of the National Association of Manufacturers in 1998 and is currently a member of the National Academy of Engineering. Mr. Deavenport is also a member of the boards of directors of Zep, Inc. and Regions Financial Corporation, each a publicly-held company. Mr. Deavenport graduated from the Massachusetts Institute of Technology with a Master of Science degree in Management in 1985 and from Mississippi State University with a Bachelor of Science degree in Chemical Engineering in 1960.

Elizabeth M. Greetham has served as a director since November 2003. She retired as the Chief Executive Officer and President of ACCL Financial Consultants Ltd. in December 2007. From 1998 until 2004 she was a director of DrugAbuse Sciences, Inc. and served as its Chief Executive Officer from August 2000 until 2004 and as Chief Financial Officer and Senior Vice President, Business Development from April 1999 to August 2000. Prior to joining DrugAbuse Sciences, Inc., Ms. Greetham was a portfolio manager with Weiss, Peck & Greer, an institutional investment management firm, where she managed the WPG Life Sciences Funds, L.P., which invests in select biotechnology stocks. She was previously a consultant to F. Eberstadt & Co. In total, Ms. Greetham has over 25 years of experience as a portfolio manager and health care analyst in the United States and Europe. Ms. Greetham earned a Master of Arts (Honours) degree in Economics from the University of Edinburgh, Scotland in 1971.

Philip A. Incarnati has served as a director of King since November 2006. He has served as President and Chief Executive Officer of McLaren Health Care Corporation, an integrated health care system, since 1989. Before joining McLaren, Mr. Incarnati held top-level executive positions with the Wayne State University School of Medicine, Detroit Receiving Hospital and University Health Center, and Horizon Health System. Mr. Incarnati also serves on the board of Medical Staffing Network, Inc., a publicly-traded company, and on the boards of two privately-held companies, PHNS, Inc. and Reliant Renal Care Inc. Mr. Incarnati earned both a Bachelor’s Degree and a Master’s Degree in management and finance from Eastern Michigan University (EMU). He has been a member of the EMU Board of Regents since 1992, when he was appointed by former Michigan Governor John Engler, serving as its Chairman from 1995 until 2005.

Gregory D. Jordan, Ph.D. has served as a director since June 2001. He has served as President of King College in Bristol, Tennessee since 1997, having joined the King College faculty in 1980. He received his Bachelor of Arts degree from Belhaven College in 1973; his Master of Arts and Divinity degrees from Trinity Evangelical Divinity School in 1976 and 1977, respectively; his Doctorate in Hebraic and Cognate Studies from Hebrew Union College Jewish Institute of Religion in 1987; and his Master of Business Administration degree from the Babcock Graduate School of Management at Wake Forest University in 2004.

R. Charles Moyer, Ph.D. has served as a director since December 2000. Dr. Moyer presently serves as Dean of the College of Business at the University of Louisville. He is Dean Emeritus of the Babcock Graduate School of Management at Wake Forest University, having served as Dean from 1996 until his retirement from this position in August 2003, and as a professor from 1988 until 2005. Dr. Moyer held the GMAC Insurance Chair of Finance at Wake Forest University. Prior to joining the faculty at Wake Forest in 1988, Dr. Moyer was Finance Department Chairman at Texas Tech University. Dr. Moyer earned his Doctorate in Finance and Managerial Economics from the University of Pittsburgh in 1971, his Master of Business Administration degree from the University of Pittsburgh in 1968 and his Bachelor of Arts degree in Economics from Howard University in 1967.

D. Greg Rooker has served as a director since October 1997. Mr. Rooker is the former owner and President of Family Community Newspapers of Southwest Virginia, Inc., Wytheville, Virginia, which consisted of six community newspapers and a national monthly motor sports magazine. He retired from this position in 2000. He is a co-founder of The Jason Foundation and Brain Injury Services of SWVA, Inc., each a non-profit organization providing services to brain injury survivors. Mr. Rooker serves as Secretary/Treasurer of The Jason Foundation and as a member of the Board of Directors of Brain Injury Services of SWVA, Inc. Mr. Rooker graduated from Northwestern University with a degree in Journalism in 1969.

Ted G. Wood has served as a director since August 2003 and as Lead Independent Director since May 2007. Mr. Wood was the Non-Executive Chairman from May 2004 until May 2007. He is retired from The United Company in Bristol, Virginia, where he served as Vice Chairman from January 2003 until August 2003. He previously served as President of the United Operating Companies from 1998 to 2002. Mr. Wood was previously a director of King from April 1997 to May 2000. From 1992 to 1993, he was President of Boehringer Mannheim Pharmaceutical Corporation in Rockville, Maryland. From 1993 to 1994, he was President of KV Pharmaceutical Company in St. Louis, Missouri. From 1975 to 1991, he was employed by SmithKline Beecham Corporation where he served as President of Beecham Laboratories from 1988 to 1989 and Executive Vice President of SmithKline from 1990 to 1991. Mr. Wood is also a member of the board of directors of Alpha Natural Resources, Inc., a publicly-held corporation. He graduated from the University of Kentucky with a Bachelor of Science degree in Commerce in 1960. In 1986 he completed the Advanced Management Program at Harvard University.

Executive Officers

Joseph Squicciarino has served as King’s Chief Financial Officer since June 2005. Prior to joining King, he was Chief Financial Officer — North America for Revlon, Inc. since March 2005. From February 2003 until March 2005 he served as Chief Financial Officer — International for Revlon International, Inc. He held the position of Group Controller Pharmaceuticals — Europe, Middle East, Africa with Johnson & Johnson from October 2001 until October 2002. He held a variety of positions with the Bristol-Myers Squibb Company and its predecessor, the Squibb Corporation, from 1979 until 2001, including Vice President Finance, International Medicines; Vice President Finance, Europe Pharmaceuticals & Worldwide Consumer Medicines; Vice President Finance, Technical Operations; and Vice President Finance, U.S. Pharmaceutical Group. Mr. Squicciarino also serves on the Board of Directors of Zep, Inc., a publicly held company. He is a Certified Public Accountant, a member of the New Jersey Society of Certified Public Accountants and a member of the American Institute of Certified Public Accountants. Mr. Squicciarino graduated from Adelphi University in 1978 with a Bachelor of Science degree in Accounting.

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

Eric J. Bruce has served as President, Alpharma Animal Health since February 2009. Previously he has served as Chief Technical Operations Officer since June 2005. Prior to joining King, Mr. Bruce was Vice President of Operations for Mallinckrodt Pharmaceuticals, a position he had occupied since 2000. Previously, he was Vice President of Manufacturing for Kendall Health Care from 1997 until 2000, and from 1996 until 1997 he held various positions with INBRAND, including that of Senior Vice President of Manufacturing. Mr. Bruce graduated from the Georgia Institute of Technology in 1978 with a Bachelor of Science degree in Industrial Management.

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

James W. Elrod has served as Chief Legal Officer/General Counsel since February 2006 and Secretary since May 2005. He was Acting General Counsel from February 2005 to February 2006. He has worked in various positions with King since September 2003, including Vice President, Legal Affairs. Prior to joining King he served in various capacities at Service Merchandise Company, Inc. including Vice President, Legal Department. He previously practiced law in Nashville, Tennessee. Mr. Elrod earned a Juris Doctor degree from the University of Tennessee and a Bachelor of Arts degree from Berea College.

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

Employees

As of February 23, 2009, we employed approximately 3,381 full-time and 11 part-time persons. Approximately 17 employees of the Rochester facility are covered by a collective bargaining agreement with United Steelworkers, Local 6-176. Approximately 295 employees of the St. Louis facility are covered by a collective bargaining agreement with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America Union, Local No. 688. Approximately 45 employees of the Willow Island facility are covered by a collective bargaining agreement with the United Steelworkers Union, Local No. 499, and 5 employees are covered by a collective bargaining agreement with the International Union of Operating Engineers, Local No. 18-S, AFL-CIO. We also have a limited number of employees in Europe, China and Brazil that are subject to collective bargaining or similar laws or provisions. We believe our employee relations are good. For additional information, please see Note 25, “Restructuring Activities,” and Note 27, “Subsequent Events,” in Part IV, Item 15(a)(1), “Financial Statements”.

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

Risks Related to Our Business

If we cannot successfully defend our rights under the patents relating to our key products, such as Skelaxin®, or if we are unable to secure or defend our rights under other patents and trademarks and protect our trade secrets and other intellectual property, additional competitors could enter the market, and sales of affected products may decline materially.

Under the Hatch-Waxman Act, any generic pharmaceutical manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity of or claiming non-infringement of a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “FDA’s Orange Book,” four years after the pioneer company obtains approval of its NDA. As more fully described in Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements,” other companies have filed Paragraph IV certifications challenging the patents associated with some of our key products. If any of these Paragraph IV challenges succeeds, our affected product would face generic competition and its sales would likely decline materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product.

We may not be successful in securing or maintaining proprietary patent protection for products we currently market or for products and technologies we develop or license. In addition, our competitors may develop products similar to ours, including generic products, using methods and technologies that are beyond the scope of our intellectual property protection. The appearance in the market of products developed in this way could materially reduce our sales.

There is no proprietary protection for many of our branded prescription pharmaceutical products, and generic substitutes for many of these products are sold by other pharmaceutical companies. Further, we also rely upon trade secrets, unpatented proprietary know-how and continuing technological innovation in order to maintain our competitive position with respect to some products. Our sales could be materially reduced if our competitors independently develop equivalent proprietary technology and techniques or gain access to our trade secrets, know-how and technology.

If we are unable to defend our patents and trademarks or protect our trade secrets and other intellectual property, our results of operations and cash flows could be materially and adversely affected.

Additionally, certain of our supply agreements and purchase orders for raw materials contain minimum purchase commitments. If loss of market exclusivity or other factors cause sales of our products to fall below amounts necessary to use the inventory we have committed to purchase, we may incur losses in connection with those supply agreements or purchase orders.

In January 2009, two key patents associated with Skelaxin® were ruled invalid by a federal court, and net sales of Skelaxin® may decrease significantly as a result. Our related restructuring initiative might not succeed, and, in any event, the benefits of the initiative will not be sufficient to offset the loss of revenues from decreased Skelaxin® sales.

In January 2009, a U.S. District Court ruled invalid two key patents related to Skelaxin®. We plan to appeal, upon entry of an appropriate judgment, but the appeal may be unsuccessful.

Following the decision of the District Court, we conducted an extensive examination of the company and developed a restructuring initiative designed to partially offset the potential material decline in Skelaxin® sales in the event that a generic competitor entered the market. This initiative includes, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

If we are unable to complete the objectives of this initiative, our business and results of operations may be materially adversely affected. Moreover, if a generic competitor enters the market, the anticipated benefits of the restructuring initiative will not be sufficient to offset the loss of revenues from decreased Skelaxin® sales.

We undertook borrowings totaling $625 million in connection with our acquisition of Alpharma. Our obligations to repay these borrowings will materially limit our ability to invest in other aspects of our business, to borrow other funds, to engage in other transactions and to take a variety of other actions. In addition, our future cash flows may not be sufficient to repay these borrowings.

In connection with the acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal amount under our $475.0 million revolving credit facility, as amended on December 5, 2008 (the “Revolving Credit Facility”). We also entered into a new $200.0 million term loan credit agreement, comprised of a four-year senior secured loan facility (the “Term Facility”).

A substantial portion of our operating cash flow will be dedicated to the payment of principal and interest on these debts, and our obligations to repay these debts will therefore limit our ability to invest in other aspects of our business (such as product development), to borrow other funds, to engage in other transactions and to take a variety of other actions.

The Revolving Credit Facility requires certain automatic and permanent reductions in the commitment over the life of the facility. The Term Facility requires repayment in certain quarterly installments, as outlined in the agreement, over the life of the facility. In addition, the Revolving Credit Facility and the Term Facility require mandatory prepayment equal to 50% of our annual excess cash flows, which can be reduced to 25% based on certain events. There are also mandatory prepayments upon certain events, such as an asset sale, the issuance of debt or equity, or the liquidation of auction rate securities.

The Revolving Credit Facility and the Term Facility contain certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, sale and leaseback transactions, loans and investments, acquisitions and purchases, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements.

The Revolving Credit Facility and the Term Facility also contain customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees, and change in control. The breach of any covenants or obligations under the Revolving Credit Facility or the Term Facility could result in a default which could trigger acceleration of (or the right to accelerate) the related debt. Because of cross-default provisions in the agreements and instruments governing our indebtedness, a default under one agreement or instrument could result in a default under, and the acceleration of, our other indebtedness. In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness. If any of our indebtedness were to be accelerated, it could adversely affect our ability to operate our business or we may be unable to repay such debt, and, therefore, such acceleration could adversely affect our results of operations, financial condition and, consequently, the price of our common stock.

For more information about the terms of the Revolving Credit Facility and the Term Facility, please see Note 13, “Long Term Debt,” in Part IV, Item 15(a)(1), “Financial Statements”.

If we cannot integrate the business of companies or products we acquire, or appropriately and successfully manage and coordinate third-party collaborative development activities, our business may suffer. In particular, there are risks associated with the integration of our business with Alpharma Inc., which we acquired in December 2008.

The integration into our business of in-licensed or acquired assets or businesses, as well as the coordination and collaboration of research and development, sales and marketing efforts with third parties, requires significant management attention, maintenance of adequate operational, financial and management information systems, integration of systems that we acquire into our existing systems, and verification that the acquired processes and systems meet applicable standards for internal control over financial reporting. Our future results will also depend in part on our ability to hire, retain and motivate qualified employees to manage expanded operations efficiently in accordance with applicable regulatory standards. If we cannot manage our third-party collaborations and integrate in-licensed and acquired assets successfully, or, if we do not establish and maintain appropriate processes in support of these activities, this could have a material adverse effect on our business, financial condition, results of operations and cash flows and on our ability to make the necessary certifications with respect to our internal controls.

On December 29, 2008, we completed the acquisition of Alpharma Inc., a specialty pharmaceutical company that develops, manufactures and markets pharmaceutical products for humans and animals.

There are a number of risks associated with our integration of Alpharma’s operations into ours, including, but not limited to, the following:

•	The combination may not enhance our business to the extent we expect or may not result in operating or product synergies, and could have a negative impact on our earnings;

•	The process of integrating Alpharma’s business with ours, and/or the measures required to effectively use acquired intellectual property, products or other assets, could be time consuming and may result in unforeseen operating difficulties and/or expenses;

•	We may not be able to retain Alpharma’s key employees or maintain its critical business and customer relationships;

•	There may be unforeseen liabilities or other material facts that could adversely affect our business. For example, litigation or other claims made in connection with, or inheritance of claims or litigation risks as a result of, the acquisition of Alpharma could be time consuming and may create difficulties and expenses which are not currently anticipated. Please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	The intangible assets and goodwill recorded in connection with the acquisition could be subject to impairment charges. There is also the risk of significant accounting charges resulting from the completion and integration of this sizeable acquisition and increased capital expenditures.

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

Our current strategy is to increase sales of certain of our existing products and to enhance our competitive standing through the acquisition or in-licensing of products, either in development or previously approved by the FDA, that complement our business and allow us to promote and sell new products through existing marketing and distribution channels. Moreover, since we engage in limited proprietary research activity with respect to the development of new chemical entities, we rely heavily on purchasing or licensing products in development and FDA-approved products from other companies.

Branded prescription pharmaceutical development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Embedatm, a drug for the treatment of moderate to severe chronic pain;

•	Remoxytm, a drug for the treatment of moderate to severe chronic pain that we are developing with Pain Therapeutics, Inc.;

•	Acurox® Tablets, a drug for the treatment of moderate to severe pain that we are developing with Acura Pharmaceuticals, Inc.;

•	CorVuetm (binodenoson), a myocardial pharmacologic stress imaging agent;

•	Ketoprofen in Transfersome® gel, a topical drug for local pain relief;

•	Eladur®, a patch for the treatment of pain associated with postherpetic neuralgia;

•	Vanquixtm, a diazepam-filled auto-injector for the treatment of acute, repetitive epileptic seizures;

•	T-62, a drug for the treatment of neuropathic pain;

•	Oxycodone NT, a drug for treatment of moderate to severe chronic pain; and

•	Hydrocodone NT, a drug for treatment of moderate to severe chronic pain.

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

Additionally, since our currently marketed products are generally established and commonly sold, they are subject to competition from products with similar qualities. For example:

•	Altace® has multiple generic substitutes that entered the market in December 2007 and in 2008.

•	Skelaxin® competes in a highly genericized market with other muscle relaxants and could be subject to additional competition from generic products following a court’s order ruling invalid two patents related to Skelaxin® in January 2009.

•	Sonata® competes with other insomnia treatments in a highly competitive market. A generic substitute entered the market in the second quarter of 2008.

•	Levoxyl® competes in a competitive and highly genericized market with other levothyroxine sodium products.

•	Beginning in the fourth quarter of 2007, Thrombin-JMI®, our bovine thrombin product, faced new competition from human thrombin and recombinant human thrombin.

Other of our branded prescription pharmaceutical products also face competition from generic substitutes.

The manufacturers of generic products typically do not bear the related research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. We cannot assure you that any of our products will not face generic competition, or maintain their market share, gross margins and cash flows, the failure of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As of December 31, 2008, we had approximately $1.4 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge. Any impairment of the net book value of any intangible asset or goodwill, depending on the size, could result in a material adverse effect on our business, financial condition and results of operations.

We have entered into agreements with manufacturers and/or distributors of generic pharmaceutical products with whom we are presently engaged, or have previously been engaged, in litigation, and these agreements could subject us to claims that we have violated federal and/or state anti-trust laws.

We have negotiated and entered into a number of agreements with manufacturers and/or distributors of generic pharmaceutical products, some of whom are presently engaged or have previously been engaged in litigation with us. Governmental and/or private parties may allege that these arrangements and activities in furtherance of the success of these arrangements violate applicable federal or state anti-trust laws. Alternatively, courts could interpret these laws in a manner contrary to current understandings of and past rulings relating to such laws. If a court or other governmental body were to conclude that a violation of these laws had occurred, any liability based on such a finding could be materially adverse and could be preceded or followed by private litigation such as class action litigation.

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

An expansion of the ban of the use of antibiotics used in food-producing animals could result in a decrease in our sales.

The issue of the potential transfer of increased bacterial resistance to human pathogens due to the use of certain antibiotics in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. While most of the government activity in this area has involved products other than those that we offer for sale, the European Union (“EU”) and a number of non-EU countries, including Norway and Turkey, banned the use of zinc bacitracin, a feed antibiotic growth promoter manufactured by us and others that has been used in livestock feeds for over 40 years, as a feed additive growth promoter. We have not sold this product as a feed additive growth promoter in these countries since the bans took effect (initially in the EU in July 1999; in Turkey, Bulgaria and Romania (the latter two now part of the EU) in 2000; and in Norway in January 2006). The EU ban is based upon the “Precautionary Principle,” which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty.

Taiwan, South Korea and Brazil have implemented, or are expected to implement shortly, restrictions on the use of antibiotics in animal feed. We have marketed antibiotics for use in food-producing animals in these countries but will be required to curtail or discontinue those practices. The actions by these countries may negatively impact our business as a result of reduced sales. It is not yet known whether this reduction will be material to our financial position or its results of operations.

We cannot predict whether the present zinc bacitracin ban or other antibiotic restrictions will be expanded. If any one of the following events occurs, the resultant loss of sales could be material to our financial condition, cash flows and results of operations:

•	the EU, countries within or outside the EU, or meat importers act to prevent the importation of meat products from countries that allow the use of bacitracin-based or other antibiotic-containing products,

•	there is an expansion of the zinc bacitracin ban to additional countries, such as the U.S., where we have material sales of bacitracin-based products,

•	a similar ban is instituted relating to other antibiotic feed additives sold by us in the U.S. or in one or more other countries where we have material sales, or

•	there is an increase in public pressure to discontinue the use of antibiotic feed additives.

We cannot predict whether this antibiotic resistance concern will result in expanded regulations or public pressure adversely affecting other antibiotic-based animal health products previously sold by us in the jurisdictions where the ban has been imposed or in other countries in which those products are presently sold.

Discussions of the antibiotic resistance issue continue actively in the U.S. Various sources have published reports concerning possible adverse human effects from the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are our customers or the end-users of our products, are reducing the use of antibiotics. In July 2005, the FDA withdrew the approval of an antibiotic poultry water medication due to concerns regarding antibiotic resistance in humans. While we do not market this drug, this ruling would be significant if its conclusions were expanded to the medicated feed additives sold by us. It is uncertain what additional actions, if any, the FDA may take for approved animal drug products. However, the FDA has established a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those sold by us. While we do not believe that the presently proposed risk assessment system would be materially adverse to our business, it is subject to change prior to adoption or to later amendment. The sales of our animal health segment are principally antibiotic-based products for use with food-producing animals; therefore, the future loss of major markets, including the U.S., or negative publicity regarding this use of antibiotic-based products, could have a negative impact on our business, financial condition, results of operations and cash flows.

Unfavorable results in pending and future claims and litigation matters could have an adverse impact on us.

We are named as a party in various lawsuits. For information about our pending material litigation matters, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.” While we intend to vigorously defend ourselves in these actions, we are generally unable to predict the outcome or reasonably estimate the range of potential loss, if any, in the pending litigation. If we were not to prevail in the pending litigation, we could be required to pay material sums in connection with judgments or settlements related to these matters, or the pending litigation could otherwise have a material adverse effect on our business, results of operations, financial condition and cash flows.

Potential adverse effects on human health linked to the raising or consumption of food-producing animals using our products could result in a decrease in our sales.

Should the government find, or the public perceive, a risk to human health from consumption of food-producing animals which utilize our products (such as Avian flu) or as a by-product to the raising of such animals, such as the “Chicken Litter” litigation, there may be a decline in either the sale of these food products, which would result in a decrease in the use of our products, or a decrease in the use of our products in the growing of these food-producing animals. For additional information regarding the “Chicken Litter” litigation, please see Note 19, “Commitments and Contingencies”, in Part IV, Item 15(a)(1), “Financial Statements”.

Any significant delays or difficulties in the manufacture of, or supply of materials for, our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.

Many of our products, including Skelaxin®, the Flector® Patch, Thrombin-JMI®, Avinza® and certain animal health products and ingredients, are currently manufactured in part or entirely by third parties. Our dependence upon third parties for the manufacture of certain products may adversely affect our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties is not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned.

Further, if we encounter other delays or difficulties in producing or packaging products either handled by third parties or by us, the distribution, marketing and subsequent sales of these products could be adversely affected, and we may have to seek alternative sources of supply or abandon product lines or sell them on unsatisfactory terms. We might not be able to enter into alternative supply arrangements in a timely manner or at commercially acceptable rates, if at all. We also cannot assure you that third-party manufacturers we use will be able to provide us with sufficient quantities of our products or that the products supplied to us will meet our specifications.

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture. If we are unable to maintain purification procedures at our facilities that are in accordance with the FDA’s expectations for biological products generally, the FDA could limit our ability to manufacture biological products at those facilities.

For the twelve months ended December 31, 2008, our product Thrombin-JMI® accounted for 16.3% of our total revenues from continuing operations. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials and process. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).

There is currently no alternative to the bovine-sourced materials for the manufacture of Thrombin-JMI®. We have two approved vendors as sources of supply of the bovine raw materials. Any interruption or delay in the supply of these materials could adversely affect the sales of Thrombin-JMI®. We will continue surveillance of the source and believe that the risk of BSE contamination in the source materials for Thrombin-JMI® is very low. While we believe that our procedures and those of our vendor for the supply, testing and handling of the bovine material comply with all federal, state, and local regulations, we cannot eliminate the risk of contamination or injury from these materials. There are high levels of global public concern about BSE. Physicians could determine not to administer Thrombin-JMI® because of the perceived risk, which could adversely affect our sales of the product. Any injuries resulting from BSE contamination could expose us to extensive liability. If public concern about the risk of BSE infection in the United States should increase, the manufacture and sale of Thrombin-JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

The FDA expects manufacturers of biological products to have validated processes capable of removing extraneous viral contaminants to a high level of assurance. We have developed and implemented appropriate processing steps to achieve maximum assurance that potential extraneous viral contaminants are removed from Thrombin-JMI®, which does not include BSE because it is not a viral contaminant, and we gained FDA approval for these processes. If we are unable to successfully maintain these processing steps or obtain the necessary supplies to do so in accordance with the FDA’s expectations, the manufacture and sale of Thrombin-

JMI® and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Wholesaler and distributor buying patterns and other factors may cause our quarterly results to fluctuate, and these fluctuations may adversely affect our short-term results. Further, our access to wholesaler and distributor inventory levels and sales data affects our ability to estimate certain reserves included in our financial statements.

Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to many factors. Sales to wholesalers and distributors represent a substantial majority of our total sales. Buying patterns of our wholesalers and distributors may vary from time to time. In the event wholesalers and distributors with whom we do business determine to limit their purchases of our products, sales of our products could be adversely affected. For example, in advance of an anticipated price increase, customers may order branded prescription pharmaceutical products in larger than normal quantities. The ordering of excess quantities in any quarter could cause sales of some of our branded prescription pharmaceutical products to be lower in subsequent quarters than they would have been otherwise. We have inventory management and data services agreements with each of the three key branded prescription pharmaceutical products wholesale customers and other wholesale customers who purchase our branded prescription pharmaceutical products. These agreements provide wholesalers incentives to manage inventory levels and provide timely and accurate data with respect to inventory levels held, and valuable data regarding sales and marketplace activity. We rely on the timeliness and accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. If our wholesalers fail to provide us with timely and accurate data in accordance with the agreements, our estimates for certain reserves included in our financial statements could be materially and adversely affected.

Other factors that may affect quarterly results include, but are not limited to, expenditures related to the acquisition, sale and promotion of pharmaceutical products, a changing customer base, the availability and cost of raw materials, interruptions in supply by third-party manufacturers, new products introduced by us or our competitors, the mix of products we sell, interruptions in our internal manufacturing processes, product recalls, competitive pricing pressures and general economic and industry conditions that may affect customer demand. We cannot assure you that we will be successful in maintaining or improving our profitability or avoiding losses in any future period.

Our relationships with the U.S. Department of Defense and other government entities subject us to risks associated with doing business with the government.

All U.S. government contracts provide that they may be terminated for the convenience of the government as well as for default. Our Meridian Auto-Injector segment has pharmaceutical products that are presently sold primarily to the U.S. Department of Defense (“DoD”) under an Industrial Base Maintenance Contract (“IBMC”). The current IBMC expires on March 31, 2009, and we are in negotiations regarding renewal. Although we have reason to believe the DoD will renew the IBMC based on our relationship of many years, we cannot assure you that it will do so or whether this renewal will be timely. In the event the DoD does not renew the IBMC, our business, financial condition, results of operations and cash flows could be materially adversely affected. Additionally, the unexpected termination of one or more of our significant government contracts could result in a material adverse effect on our business, financial condition, results of operations and cash flows. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. If this surge capability provision becomes operative, we may be required to devote more of our Meridian Auto-Injector segment manufacturing capacity to the production of products for the government, which could result in less manufacturing capacity being devoted to products in this segment with higher profit margins.

Our supply contracts with the DoD are subject to pre- and post-award audits and potential price determination. These audits may include a review of our performance on the contract, our pricing practices, our cost structure and our compliance with applicable laws, regulations and standards. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while costs already reimbursed must be refunded. Therefore, a post-award audit or price redetermination could result in an adjustment to our revenues. From time to time the DoD makes claims for pricing adjustments with respect to completed contracts. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or disqualification from doing business with the government.

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

We are subject to the risks of doing business outside of the United States.

Future growth rates and success of our animal health and auto-injector businesses depend in part on continued growth in our operations outside of the United States. In the case of animal health, we have both sales and manufacturing operations outside the United States and numerous risks and uncertainties affect those operations. These risks and uncertainties include political and economic instability, changes in local governmental laws, regulations and policies, including those related to tariffs, investments, taxation, employment regulations, repatriation of earnings, enforcement of contract and intellectual property rights and currency exchange fluctuations and restrictions.

International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws such as the U.S. Foreign Corrupt Practices Act and the U.S. Arms Export Control Act and the International Traffic in Arms Regulations affecting our activities abroad.

While the impact of these factors is difficult to predict, any of them could adversely affect our business, financial condition, operating results or cash flows. If we were to violate local or U.S. laws, we may be subject to fines, penalties, other costs, loss of ability to do business with the U.S. government or other business-related effects which could adversely affect our business, financial condition, results of operations and cash flows.

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

In October 2005, as part of our settlement of a government pricing investigation of our company, we entered into a five-year corporate integrity agreement (“CIA”) with the Office of Inspector General of the United States Department of Health and Human Services (“HHS/OIG”). For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.” The purpose of the CIA, which applies to all of our U.S. subsidiaries and employees, is to promote compliance with the federal health care and procurement programs in which we participate, including the Medicaid Drug Rebate Program, the Medicare Program, the 340B Drug Pricing Program, and the Veterans Administration Pricing Program.

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

Maintaining the broad array of processes, policies and procedures necessary to comply with the CIA is expected to continue to require a significant portion of management’s attention as well as the application of significant resources. Failing to meet the CIA obligations could have serious consequences for us including stipulated monetary penalties for each instance of noncompliance. In addition, flagrant or repeated violations of the CIA could result in our being excluded from participating in government health care programs, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our charter and bylaws and applicable state laws discourage unsolicited takeover proposals and could prevent shareholders from realizing a premium on their common stock.

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

We are also subject to anti-takeover provisions under Tennessee law, each of which could delay or prevent a change of control. Together, these provisions may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

The trading price of our common stock has at times been volatile. The stock market in general and the market for the securities of emerging pharmaceutical companies such as King, in particular, have experienced extreme volatility. Many factors contribute to this volatility, including:

•	variations in our results of operations;

•	perceived risks and uncertainties concerning our business;

•	announcements of earnings;

•	the commencement of, or adverse developments in, any material litigation or governmental investigation;

•	failure to meet timelines for product development or other projections or forward-looking statements we may make to the public;

•	failure to meet or exceed security analysts’ financial projections for our company;

•	comments or recommendations made by securities analysts;

•	general market conditions;

•	perceptions about market conditions in the pharmaceutical industry;

•	announcements of technological innovations or the results of clinical trials or studies;

•	changes in marketing, product pricing and sales strategies or development of new products by us or our competitors;

•	changes in domestic or foreign governmental regulations or regulatory approval processes; and

•	announcements concerning regulatory compliance and government agency reviews.

The volatility of our common stock imposes a greater risk of capital losses on our shareholders than would a less volatile stock. In addition, such volatility makes it difficult to ascribe a stable valuation to a shareholder’s holdings of our common stock.

Risks Related to Our Industries

Failure to comply with laws and government regulations could adversely affect our ability to operate our business.

Virtually all of our activities are regulated by U.S. federal and state statutes and government agencies as well as laws and agencies in foreign countries. The manufacturing, processing, formulation, packaging, labeling, distribution and marketing of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the Drug Enforcement Agency, or “DEA,” the Federal Trade Commission, the Consumer Product Safety Commission, the Department of Agriculture, the Occupational Safety and Health Administration, and the Environmental Protection Agency (“EPA”), as well as by foreign governments in countries where we manufacture or distribute products.

Failure to comply with the policies or requirements established by these agencies could subject us to enforcement actions or other consequences. For example, noncompliance with applicable FDA policies or requirements could subject us to suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies, such as the Department of Veterans Affairs or the Department of Defense.

The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require withdrawal of an approved marketing application for any drug product marketed if new information reveals problems with a drug’s safety or efficacy. All drugs must be manufactured in conformity with current Good Manufacturing Practices and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

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

In addition, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to additional FDA approvals which may or may not be received and which may be subject to a lengthy FDA review process. Our manufacturing facilities and those of our third-party manufacturers are continually subject to inspection by governmental agencies. Manufacturing operations could be interrupted or halted in any of those facilities if a government or regulatory authority is unsatisfied with the results of an inspection. Any interruptions of this type could result in materially reduced sales of our products or increased manufacturing costs. For additional information please see the section entitled “Government Regulation” in Item 1, “Business,” in Part I.

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

A number of legislative and regulatory proposals have been proposed and could be proposed in the future that are aimed at changing the health care system, easing safeguards that limit importation and reimportation of prescription products from countries outside the United States, providing preferential treatment to manufacturers of generic pharmaceutical products, imposing additional and possibly conflicting reporting requirements on prescription pharmaceutical companies, reducing the level at which pharmaceutical companies are reimbursed for sales of their products, and requiring significant monitoring initiatives by manufacturers in an attempt to reduce the misuse and abuse of controlled substances. For more information relating to recent regulatory proposals, please see the section titled “Recent Developments, Branded Prescription Pharmaceuticals — Promoted Portfolio Developments, Avinza®” in Item 7 below.

While we cannot predict when or whether any of these proposals will be adopted or the effect these proposals may have on our business, these and other similar proposals may exacerbate industry-wide pricing pressures and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

An increase in product liability claims or product recalls could harm our business.

We face an inherent business risk of exposure to product liability claims in the event that the use of our technologies or products is alleged to have resulted in adverse effects. These risks exist for products in clinical development and with respect to products that have received regulatory approval for commercial sale. While we have taken, and will continue to take, what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. We currently have product liability insurance covering all of our significant products, but we cannot assure you that the level or breadth of any insurance coverage will be sufficient to cover fully all potential claims. Also, adequate insurance coverage might not be available in the future at acceptable costs, if at all. With respect to any product liability claims that are not covered by insurance, we could be responsible for any monetary damages awarded by any court or any voluntary monetary settlements. Significant judgments against us for product liability for which we have no insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

As with most other pharmaceutical companies, the primary customers for our branded prescription pharmaceutical products are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers accounted for approximately 72% of our gross sales from branded prescription pharmaceutical products and a significant portion of our accounts receivable for the fiscal year ended December 31, 2008. The insolvency of any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

From time to time, studies or clinical trials on various aspects of pharmaceutical products are conducted by academics or others, including government agencies, the results of which, when published, may have dramatic effects on the markets for the pharmaceutical products that are the subject of the study, or those of related or similar products. The publication of negative results of studies or clinical trials related to our products or the therapeutic areas in which our products compete could adversely affect our sales, the prescription trends for our products and the reputation of our products. In the event of the publication of negative results of studies or clinical trials related to our branded prescription pharmaceutical products or the therapeutic areas in which our products compete, sales of these products may be materially adversely affected. Additionally, potential write-offs of the intangible assets associated with the affected products could materially adversely affect our results of operations.

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

Forward-looking statements in this report include, but are not limited to, those regarding:

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Altace®, Skelaxin®, Avinza®, Thrombin-JMI®, the Flector® Patch and Levoxyl®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza®, and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Embedatm, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin® and Avinza® patent challenges, litigation, and other legal proceedings described in this report;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. These known and unknown risks, uncertainties and other factors are described in detail in the “Risk Factors” section and in other sections of this report.

Item 2.	Properties

The location and business segments served by our primary facilities are as follows:

Location	Principal Purposes	Business Segment(s)

Bristol, Tennessee	Manufacturing, Distribution, and Administration	Branded Prescription Pharmaceuticals
Rochester, Michigan	Manufacturing	Branded Prescription Pharmaceuticals
St. Louis, Missouri	Manufacturing	Meridian Auto-Injector
St. Petersburg, Florida	Manufacturing	Branded Prescription Pharmaceuticals
Middleton, Wisconsin	Manufacturing	Branded Prescription Pharmaceuticals
Piscataway, New Jersey	Research and Development	Branded Prescription Pharmaceuticals
Van Buren, Arkansas	Manufacturing	Animal Health
Longmont, Colorado	Manufacturing	Animal Health
Chicago Heights, Illinois	Manufacturing	Animal Health
Eagle Grove, Iowa	Manufacturing	Animal Health
Salisbury, Maryland	Manufacturing	Animal Health
Willow Island, West Virginia	Manufacturing	Animal Health
Shenzhou, China	Manufacturing	Animal Health
Yantai, China	Manufacturing	Animal Health

We own each of these primary facilities, with the exception of the facility in Van Buren, Arkansas, which is leased, the facility in Willow Island, West Virginia, which is subject to a ground lease, and a portion of the facilities in St. Louis, Missouri, which is leased. For information regarding production capacity and extent of utilization, please see “Manufacturing” in Part I, Item 1, “Business.”

Our corporate headquarters and centralized branded prescription pharmaceuticals distribution center are located in Bristol, Tennessee. We consider our properties to be generally in good condition, well maintained, and generally suitable and adequate to carry on our business.

We currently lease office space for our branded prescription pharmaceutical commercial operations organization and our animal health operations located in Bridgewater, New Jersey, our branded prescription pharmaceutical research and development organization located in Cary, North Carolina, and our Meridian Auto-Injector business located in Columbia, Maryland. We also lease office space and warehouse facilities for the use of our animal health operations in the U.S. and elsewhere.

Item 3.	Legal Proceedings

Please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements” for information regarding material legal proceedings in which we are involved.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters

The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Our common stock is listed on the New York Stock Exchange, where it trades under the symbol “KG.” There were approximately 856 shareholders of record on February 25, 2009.

	2008
	High	Low

First quarter	$12.40	$8.26
Second quarter	10.61	8.47
Third quarter	12.60	8.83
Fourth quarter	10.66	6.98

	2007
	High	Low
First quarter	$19.86	$15.79
Second quarter	22.25	19.40
Third quarter	21.10	11.43
Fourth quarter	11.82	9.75

On February 25, 2009, the closing price of our common stock as reported on the New York Stock Exchange was $8.00. For information regarding our equity compensation plans, please see Note 21, “Stock Based Compensation,” in Part IV, Item 15(a)(1), “Financial Statements.”

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative five-year total return provided shareholders on King Pharmaceuticals, Inc.’s common stock relative to the cumulative total returns of the S&P 500 Index and the NYSE US SIC Code 2830-2839, Drug index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2003 and its relative performance is tracked through December 31, 2008.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among King Pharmaceuticals, Inc., the S&P 500 Index
and NYSE US SIC Code 2830-2839, Drug

	12/03	12/04	12/05	12/06	12/07	12/08

King Pharmaceuticals, Inc.	100.00	81.26	110.88	104.33	67.10	69.59
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NYSE US SIC Code 2830-2839, Drug	100.00	92.80	89.58	103.91	108.86	88.53

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

We have never paid cash dividends on our common stock. The payment of cash dividends is subject to the discretion of the Board of Directors and is limited by the terms of our Revolving Credit Facility and our Term Facility. We currently anticipate that for the foreseeable future we will retain our earnings.

Item 6.	Selected Financial Data

The table below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included elsewhere in this report.

	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of Income Data:
Total revenues	$1,565,061	$2,136,882	$1,988,500	$1,772,881	$1,304,364

Operating (loss) income	(219,645)	227,513	402,546	180,079	(41,264)
(Loss) income from continuing operations before income taxes and discontinued operations	(201,704)	250,818	424,312	178,115	(58,034)
Income tax expense (benefit)	131,359	67,600	135,730	61,485	(7,412)

(Loss) income from continuing operations	(333,063)	183,218	288,582	116,630	(50,622)
(Loss) income from discontinued operations(1)	—	(237)	367	1,203	(109,666)

Net (loss) income	$(333,063)	$182,981	$288,949	$117,833	$(160,288)

Income per common share:
Basic:
(Loss) income from continuing operations	$(1.37)	$0.75	$1.19	$0.48	$(0.21)
(Loss) income from discontinued operations	—	—	—	0.01	(0.45)

Net income (loss)	$(1.37)	$0.75	$1.19	$0.49	$(0.66)

Diluted:
(Loss) income from continuing operations	$(1.37)	$0.75	$1.19	$0.48	$(0.21)
Income (loss) from discontinued operations	—	—	—	0.01	(0.45)

Net (loss) income	$(1.37)	$0.75	$1.19	$0.49	$(0.66)

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Working capital	$662,143	$1,366,569	$1,055,677	$276,329	$438,133
Total assets	4,257,696	3,426,822	3,329,531	2,965,242	2,924,156
Total debt	1,407,499	400,000	400,000	345,000	345,000
Shareholders’ equity	2,177,331	2,510,757	2,288,606	1,973,422	1,848,790

(1)	Reflects the classification of Nordette® and Prefest® product lines as discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Our Business

We are a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products and animal health products. By “vertically integrated,” we mean that we have the following capabilities:

• research and development	• distribution
• manufacturing	• sales and marketing
• packaging	• business development
• quality control and assurance	• regulatory management

Our branded prescription pharmaceuticals include neuroscience products (primarily pain medicines), hospital products, and legacy brands. The animal health business is focused on medicated feed additives (“MFAs”) and water-soluble therapeutics primarily for poultry, cattle, and swine.

Our corporate strategy is focused on specialty markets, particularly specialty-driven prescription pharmaceutical markets. We believe our target markets have significant potential and our organization is aligned accordingly. Our growth in specialty markets is achieved through organic growth and acquisitions.

Under our corporate strategy we work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and prudent product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of a product, including seeking and gaining necessary related governmental approvals, by such means as:

•	securing from the U.S. Food and Drug Administration, which we refer to as the “FDA,” additional approved uses (“indications”) for our products;

•	developing and producing different strengths;

•	producing different package sizes;

•	developing new dosage forms; and

•	developing new product formulations.

Our strategy also focuses on growth through the acquisition of novel branded prescription pharmaceutical products in various stages of development and the acquisition of prescription pharmaceutical technologies, particularly those products and technologies that we believe have significant market potential and complement the commercial footprint we have established in the neuroscience and hospital markets. Using our internal resources and a disciplined business development process, we strive to be a leader in developing and commercializing innovative, clinically-differentiated therapies and technologies in these target, specialty-driven markets. We may also seek company acquisitions that add products or products in development, technologies or sales and marketing capabilities to our existing platforms or that otherwise complement our operations. We also work to achieve organic growth by continuing to develop investigational drugs, as we have a commitment to research and development and advancing the products and technologies in our development pipeline.

We market our branded prescription pharmaceutical products primarily through a dedicated sales force to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico. Branded prescription pharmaceutical products are innovative products sold under a brand name that have, or previously had, some degree of market exclusivity. When we refer to “branded prescription pharmaceutical products,” we mean branded prescription pharmaceutical products that are intended for humans.

Our animal health products are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. We have sales offices in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our animal health products are sold primarily through the use of distributors and other third-party sales companies.

Recent Developments

Acquisition of Alpharma Inc.

On December 29, 2008, we completed our acquisition of all of the outstanding shares of the Class A Common Stock of Alpharma Inc. (“Alpharma”) at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion.

As a result of the transaction, Alpharma is now a wholly-owned subsidiary of King. The acquisition was funded with available cash on hand, borrowings of $425.0 million under our Revolving Credit Facility, as amended on December 5, 2008, and borrowings of $200.0 million under a term loan.

Alpharma has a growing branded prescription pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) 1.3%, and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine that is designed to provide controlled pain relief and deter certain common methods of misuse and abuse. Alpharma is also a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics for food-producing animals, including poultry, cattle and swine.

We believe our acquisition of Alpharma is particularly significant because it strengthens our portfolio and development pipeline of pain management products, and increases our capabilities and expertise in this important market. The development pipeline provides us with both near-term and long-term revenue opportunities and the animal health business further diversifies our revenue base. As a result, we believe this acquisition creates a stronger foundation for sustainable, long-term growth for our Company.

Contemporaneous with our acquisition of Alpharma and in accordance with a consent order with the U.S. Federal Trade Commission, we divested the rights to Alpharma’s Kadian® (morphine sulfate long-acting) to Actavis Elizabeth, L.L.C. (“Actavis”). Pursuant to the divestiture, we will receive from Actavis future quarterly payments of up to an aggregate of $127.5 million in cash based on the achievement of certain Kadian® quarterly gross profit-related milestones for the period beginning January 1, 2009 and ending June 30, 2010. In connection with the divestiture, we recorded a receivable equal to the present value of the estimated future cash flows from the quarterly gross-profit related milestones. There was no gain or loss recorded as a result of the divestiture.

Potential Generic Substitution for Skelaxin®

On January 20, 2009 the U.S. District Court for the Eastern District of New York, in the case of King Pharmaceuticals, Inc., et al. v. Eon Labs, Inc., Case No. 04-cv-5540 (DGT), issued an Order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents related to Skelaxin®. The Order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. We plan to appeal, upon the entry of an appropriate judgment, and intend to vigorously defend our interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly. Also, in January 2008, we entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012, or earlier under certain conditions.

Following the decision of the District Court, our senior management team conducted an extensive examination of the Company and developed a restructuring initiative designed to partially offset the potential decline in Skelaxin® sales in the event that a generic competitor entered the market. This initiative includes, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We estimate that, in connection with the restructuring initiative, we will incur total restructuring costs of between $50,000 and $55,000, all of which are expected to be incurred and expensed during the first half of 2009 and almost all of which will be cash expenditures. These costs all relate to severance pay and other employee termination expenses.

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 520 employees, including approximately 380 people in our sales force.

Branded Prescription Pharmaceuticals — Development Advances

Embedatm

The Embedatm New Drug Application (“NDA”) was submitted to the FDA in June 2008. Utilizing proprietary technology, Embedatm, which contains long-acting morphine pellets, each with a sequestered core of naltrexone, an opioid antagonist, has a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. The formulation is designed to work such that if taken as directed, the morphine would relieve pain while the sequestered naltrexone would pass through the body with no intended clinical effect. If Embedatm capsules were crushed or chewed, however, the naltrexone would be released, mitigating the euphoric effect that might otherwise be caused by the morphine under these circumstances. We acquired Embedatm on December 29, 2008 as part of our acquisition of Alpharma. In December 2008, the FDA informed us that it is continuing its review of the NDA.

Remoxy®

The Remoxy® NDA was submitted to the FDA in June 2008. On December 10, 2008, we received a Complete Response Letter from the FDA with respect to the NDA for Remoxy®, requiring additional non-clinical information to support approval. We are working with our partner, Pain Therapeutics, Inc., to complete an assessment of the Complete Response Letter and prepare a written response. We, together with PTI plan to meet with the FDA during the second quarter of 2009 to discuss the response, following which we expect to have a better understanding of the additional steps and the time required to obtain approval.

Remoxy® is a unique long-acting formulation of oral oxycodone with a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock, opioid analgesic is needed for an extended period of time. This formulation uses the Oradurtm platform technology which provides a unique physical barrier that is designed to provide controlled pain relief and resist certain common methods used to extract the opioid more rapidly than intended as can occur with currently available products. Common methods used to cause a rapid extraction of an opioid include crushing, chewing, and dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug.

Acurox® Tablets

An NDA for Acurox® (oxycodone HCl/niacin) Tablets was submitted to the FDA in December 2008. Acurox®, a patented, orally administered, immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient, has a proposed indication for the relief of moderate to severe pain. Acurox® Tablets use the patented Aversion® Technology of Acura Pharmaceuticals, Inc., which is designed to deter misuse and abuse by intentional swallowing of excess quantities of tablets, intravenous injection of dissolved tablets and nasal snorting of crushed tablets. Attempts to extract oxycodone from an Acurox® Tablet by dissolving it in liquid results in the formation of a viscous gel which is intended to sequester the opioid and deter I.V. injection. Crushing an Acurox® Tablet for the purposes of nasal snorting releases an ingredient that is intended to cause nasal irritation and thereby discourage this method of misuse and abuse. Swallowing excessive numbers of Acurox® Tablets releases niacin in quantities that are intended to cause unpleasant and undesirable side effects that may potentially deter this method of misuse and abuse.

CorVuetm (binodenoson) for injection

In December 2008, we submitted an NDA for CorVuetm to the FDA. CorVuetm is a cardiac pharmacologic stress SPECT (single-photon-emission computed tomographic) imaging agent intended for use in patients with or at risk for coronary artery disease who are unable to perform a cardiac exercise stress test. In the NDA, we are requesting FDA approval of CorVuetm as an adjunct to non-invasive myocardial perfusion imaging tests to detect perfusion abnormalities in patients with known or suspected coronary artery disease.

T-62

In December 2008, we initiated the Phase II clinical trial program evaluating the efficacy and safety of T-62, our investigational oral drug formulation for the treatment of neuropathic pain. T-62, a new chemical entity, is an adenosine A1 allosteric enhancer that increases the effectiveness of the body’s endogenous adenosine to treat neuropathic pain. The Phase II clinical trial is a multicenter, randomized, double-blind, placebo-controlled study assessing the analgesic efficacy and safety of T-62 in subjects with postherpetic neuralgia and its associated pain. The study is expected to enroll approximately 130 patients in up to 20 study centers and will evaluate two doses of T-62 and placebo utilizing a parallel design. Each patient will complete a 7-day screening period, a 28-day treatment period, and a 14-day post-treatment period.

Branded Prescription Pharmaceuticals — Promoted Portfolio Developments

Avinza®

New mandates of the Food and Drug Administration Amendments Act of 2007 (FDAAA) authorize the FDA to require a risk evaluation and mitigation strategy (REMS) as part of the new drug approval process if the agency believes that it is needed to ensure that a proposed new drug’s benefits outweigh its risks. The law also authorizes the agency to require a REMS for certain drugs approved before FDAAA was signed into law. A REMS can include a Medication Guide, Patient Package Insert, a communication plan, elements to ensure safe use and an implementation schedule, and must include a timetable for assessment of the REMS. Elements to ensure safe use include requiring that: healthcare providers have particular training or be certified, pharmacies, practitioners or healthcare settings that dispense the drug be specially certified, the drug be dispensed to patients only in certain healthcare settings, the drug be dispensed to patients with evidence of safe use conditions, each patient be subject to certain monitoring, and/or each patient using the drug be enrolled in a registry.

On February 6, 2009, the FDA sent a letter to the 16 manufacturers of previously approved, currently marketed long-acting opioid drug products, including us as manufacturer of Avinza®, indicating that this class of drugs will be required to have a REMS. FDA has determined that a REMS is required to ensure that the benefits outweigh the risks of: 1) use of certain opioid products in non-opioid tolerant individuals; 2) abuse; and 3) overdose, both accidental and intentional. The agency has announced its intention to consult all relevant stakeholders, including manufacturers, pharmacies, healthcare practitioners, patient groups and others in developing this class-wide REMS of long-acting opioids. In the first of a series of such meetings, the FDA has invited those companies that market the affected opioid drugs to meet with the agency on March 3, 2009 to discuss development of such a class-wide REMS.

King currently has a Risk Management Program (RMP) in place for Avinza® consisting of an Appropriate Use and Communication Program, Monitoring and Surveillance, Research and Evaluation. King’s Risk Management Team (RMT) meets every 6 weeks to review data collected on any reported misuse, abuse and diversion of Avinza®. It is not possible at this time to determine whether or in what way the consideration of a class-wide REMS for all long-acting opioids will change the elements of King’s current risk management program for Avinza® or how any such changes might affect the marketing or sales of Avinza®.

As discussed elsewhere in this report, King has NDAs for two long-acting opioid products, Embedatm and Remoxy®, under review by the FDA. Both of these applications include comprehensive proposals for REMS for those products. It is not possible at this time to determine what, if any, affect the FDA’s ongoing process for developing class-wide REMS for previously approved, currently marketed long-acting opioids will have on the FDA’s review timeline of the pending NDAs for Embedatm and/or Remoxy®, or their future market potential.

Thrombin-JMI®

Beginning in the fourth quarter of 2007, Thrombin-JMI®, our bovine thrombin product, faced new competition. A human thrombin product entered the market in the fourth quarter of 2007 and a recombinant human thrombin entered the market during the first quarter of 2008.

Sonata®

In June 2008, a third party entered the market with a generic substitute for Sonata® following the expiration of our patent covering Sonata®.

OPERATING RESULTS

The following table summarizes total revenues and cost of revenues by operating segment.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Total Revenues
Branded prescription pharmaceuticals	$1,263,488	$1,857,813	$1,724,701
Meridian Auto-Injector	218,448	183,860	164,760
Royalties	79,442	82,589	80,357
Contract manufacturing	1,327	9,201	16,501
Other	2,356	3,419	2,181

Total revenues	$1,565,061	$2,136,882	$1,988,500

Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded prescription pharmaceuticals	$298,861	$467,507	$317,677
Meridian Auto-Injector	85,550	76,050	74,576
Royalties	9,720	10,158	9,748
Contract manufacturing	680	9,434	17,636
Other	14	3,385	171

Total cost of revenues	$394,825	$566,534	$419,808

The following table summarizes our deductions from gross sales.

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Gross Sales	$1,899,096	$2,623,330	$2,461,588
Commercial Rebates	87,646	188,966	188,652
Medicare Part D Rebates	28,110	59,103	54,221
Medicaid Rebates	39,658	39,608	27,219
Chargebacks	92,252	97,251	102,876
Returns	12,892	11,679	14,832
Trade Discounts/Other	73,477	90,211	84,720

	$1,565,061	$2,136,512	$1,989,068
Discontinued Operations	—	(370)	568

Net Sales	$1,565,061	$2,136,882	$1,988,500

Gross sales were lower in 2008 compared to 2007 primarily due to a decrease in gross sales of Altace®, partially offset by increases in gross sales of Avinza®, which we acquired on February 26, 2007, and the Meridian Auto-Injector segment. During December 2007 a competitor entered the market with a generic substitute for Altace® and additional generic competitors entered the market in June 2008. We anticipate gross sales will increase in 2009 due to the acquisition of Alpharma at the end of December 2008, partially offset by anticipated decreases in sales of several key products in the branded prescription pharmaceuticals segment discussed below.

Gross sales were higher in 2007 compared to 2006 primarily due to the acquisition of Avinza® on February 26, 2007, price increases taken during 2007 and an increase in gross sales of our Meridian Auto-Injector segment. These increases in gross sales were partially offset by a decline in prescriptions of certain of our branded prescription pharmaceutical products during 2007.

We maintain inventory management and data services agreements (“IMAs”) with each of our three key branded prescription wholesale customers and other wholesale customers. These agreements provide wholesalers incentives to manage inventory levels and provide timely and accurate data with respect to inventory levels held, and valuable data regarding sales and marketplace activity. We rely on the timeliness and accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. If our wholesalers fail to provide us with timely and accurate data in accordance with the agreements, our estimates for certain reserves included in our financial statements could be materially and adversely affected.

Based on inventory data provided by our key customers under the IMAs, we believe that wholesale inventory levels of Skelaxin®, Thrombin-JMI®, and Avinza®, as of December 31, 2008, are at or below levels we consider normal. As part of the acquisition of Alpharma at the end of December 2008, we acquired the Flector® Patch product. We believe that the wholesale inventory levels of Flector® Patch at the time of the acquisition were well above levels we consider normal. As a result, we expect that sales of Flector® Patch in the first quarter of 2009 will be significantly less than prescription demand. We estimate that the wholesale and retail inventories of all our products as of December 31, 2008 represent gross sales of approximately $140.0 million to $150.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales.

Accrual for Rebates, including Administrative Fees

	2008	2007	2006
	(In thousands)

Balance at January 1, net of prepaid amounts	$65,301	$53,765	$126,240
Current provision related to sales made in current period	151,014	285,253	282,603
Current provision related to sales made in prior periods	4,400	2,424	(12,511)
Rebates paid	(199,912)	(276,141)	(342,567)
Alpharma acquisition	37,326	—	—

Balance at December 31, net of prepaid amounts	$58,129	$65,301	$53,765

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

In addition, during the first quarter of 2006, we delayed our regular periodic Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to utilize overpayments made to the government related to Medicaid during the government pricing investigation in 2003, 2004 and 2005. During the period of the investigation, we made actual Medicaid payments in excess of estimated expense to avoid any underpayments to the government. During the third quarter of 2005, we began reporting to the Centers for Medicare and Medicaid Services using a refined calculation to compute our Average Manufacturer’s Price (“AMP”) and Best Price. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. In 2008, 2007 and 2006, the utilization of overpayments reduced our rebate payments by approximately $25.3 million, $6.5 million and $25.0 million, respectively. The utilization of the overpayment has therefore reduced “Rebates paid” in the table above.

During the third quarter of 2006, we reduced our Medicaid rebate expense and increased net sales from branded prescription pharmaceutical products by approximately $9.3 million due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

A competitor entered the market with a generic substitute for Altace® during December 2007 and additional competitors entered the market in June 2008. As a result of this competition, sales of Altace® and utilization of Altace® by rebate-eligible customers decreased in each quarter of 2008 and we expect sales of Altace® to continue to decline significantly in the future. The significant decrease in utilization of Altace® by rebate-eligible customers has significantly decreased the “current provision related to sales made in the current period” in the table above. As Altace® sales continue to decline, we expect rebate payments to continue to exceed the current provision as shown in the table above. Rebate payments are made to rebate eligible customers approximately one quarter after the utilization. When Altace® sales stabilize, we anticipate our rebate payments will more closely approximate our current provision for rebates. For a discussion regarding Altace® net sales, please see “Altace®” within the “Sales of Key Products” section below.

Accrual for Returns

	2008	2007	2006
	(In thousands)

Balance at January 1	$32,860	$42,001	$50,902
Current provision	12,892	11,679	14,832
Actual returns	(21,658)	(20,820)	(23,733)
Alpharma acquisition	9,377	—	—

Ending balance at December 31	$33,471	$32,860	$42,001

Our calculation for product return reserves is based on historical sales and return rates over the period during which customers have a right of return. We also consider current wholesale and retail inventory levels of our products.

Because actual returns related to sales in prior periods were lower than our original estimates, we recorded a decrease in our reserve for returns in each of the first quarter of 2007 and the first quarter of 2006. During the first quarter of 2007, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded prescription pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5.0 million. During the first quarter of 2006, we decreased our reserve for returns by approximately $8.0 million and increased our net sales from branded prescription pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2006 operating income was an increase of approximately $6.0 million. The “Accrual for Returns” table above reflects these adjustments as a reduction in the current provision.

Accrual for Chargebacks

	2008	2007	2006
	(In thousands)

Balance at January 1	$11,120	$13,939	$13,153
Current provision	92,252	97,251	102,876
Actual chargebacks	(93,563)	(100,070)	(102,090)
Alpharma acquisition	156	—	—

Ending balance at December 31	$9,965	$11,120	$13,939

Branded Prescription Pharmaceuticals Segment

				Change
	For the Years Ended December 31,			2008 vs. 2007		2007 vs. 2006
	2008	2007	2006	$	%	$	%
	(In thousands)

Branded prescription pharmaceuticals revenue:
Skelaxin®	$446,243	$440,003	$415,173	$6,240	1.4%	$24,830	6.0%
Thrombin-JMI®	254,581	267,354	246,520	(12,773)	(4.8)	20,834	8.5
Altace®	166,406	645,989	652,962	(479,583)	(74.2)	(6,973)	(1.1)
Avinza®	135,452	108,546	—	26,906	24.8	108,546	—
Levoxyl®	73,064	100,102	111,771	(27,038)	(27.0)	(11,669)	(10.4)
Sonata®	31,158	78,695	85,809	(47,537)	(60.4)	(7,114)	(8.3)
Other	156,584	217,124	212,466	(60,540)	(27.9)	4,658	2.2

Total revenue	$1,263,488	$1,857,813	$1,724,701	$(594,325)	(32.0)%	$133,112	7.7%

Cost of Revenues, exclusive of depreciation, amortization and impairments	$298,861	$467,507	$317,677	$(168,646)	(36.1)%	$149,830	47.2%

Net sales from branded prescription pharmaceutical products were lower in 2008 than in 2007 primarily due to a decrease in net sales of Altace®, partially offset by increases in net sales of Avinza®, which we acquired on February 26, 2007. During December 2007 a competitor entered the market with a generic substitute for Altace® and additional generic competitors entered the market in June 2008. Excluding the potential for sales from any products for which NDAs have been submitted to the FDA, we expect net sales from branded prescription pharmaceutical products in 2009 will be lower than that experienced in 2008 primarily due to lower net sales of Altace®, Skelaxin® and other products discussed below, partially offset by sales of Flector® Patch, a branded prescription pharmaceutical product purchased in the Alpharma acquisition at the end of December 2008.

Net sales from branded prescription pharmaceutical products were higher in 2007 than in 2006 primarily due to the acquisition of Avinza® on February 26, 2007 and price increases taken on various products. These increases in net sales were partially offset by a decline in prescriptions of certain of our branded prescription pharmaceutical products during 2007.

For a discussion regarding the potential risk of generic competition for Skelaxin® and Avinza®, please see Note 19 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements.”

Sales of Key Products

Skelaxin®

On January 20, 2009 the U.S. District Court for the Eastern District of New York, in the case of King Pharmaceuticals, Inc., et al. v. Eon Labs, Inc., Case No. 04-cv-5540 (DGT), issued an Order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents related to Skelaxin®. The Order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. We plan to appeal, upon the entry of an appropriate judgment, and intend to vigorously defend our interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly. Also, in January 2008, we entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012, or earlier under certain conditions.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 19 “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements.”

Net sales of Skelaxin® increased in 2008 from 2007 primarily due to a price increase taken in the fourth quarter of 2007 and decreases in wholesale inventory levels during 2007, partially offset by a decrease in prescriptions. During 2007, net sales of Skelaxin® benefited from a favorable change in estimate during the first quarter of 2007 in the product’s reserve for returns as discussed above. Due to increased competition, total prescriptions for Skelaxin® decreased approximately 11.9% in 2008 compared to 2007 according to IMS Health Incorporated (“IMS”) monthly prescription data. We believe net sales of Skelaxin® will decrease significantly in 2009 compared to 2008 as a result of decreases in promotional efforts.

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

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in 2008 compared to 2007 primarily due to price concessions. A competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. We believe net sales of Thrombin-JMI® will decrease at a significantly higher rate than that experienced in 2008 due to additional price concessions as a result of these competing products.

Net sales of Thrombin-JMI® increased in 2007 compared to 2006 primarily due to a price increase taken in the fourth quarter of 2006.

Altace®

Net sales of Altace® decreased significantly in 2008 from 2007 primarily due to a competitor entering the market in December 2007, and additional competitors entering the market in June 2008, with generic substitutes for Altace®. As a result of the entry of generic competition, we expect net sales of Altace® to continue to decline significantly in the future. Total prescriptions for Altace® decreased approximately 74.5% in 2008 compared to 2007 according to IMS monthly prescription data.

Net sales of Altace® decreased in 2007 from 2006 primarily due to decreases in prescriptions, partially offset by price increases taken in the fourth quarter of 2006 and the third quarter and fourth quarters of 2007. Total prescriptions for Altace® decreased approximately 7.1% in 2007 compared to the same period of the prior year according to IMS monthly prescription data.

For a discussion regarding the generic competition for Altace®, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements.”

Avinza®

We acquired all rights to Avinza® in the United States, its territories and Canada on February 26, 2007. Net sales of Avinza® increased in 2008 compared to 2007 primarily due to a price increase taken in the fourth quarter of 2007, an increase in prescriptions and the fact that net sales of Avinza® in 2007 only reflect sales occurring from February 26, 2007 through December 31, 2007. Total prescriptions for Avinza® increased approximately 3.4% in 2008 compared to 2007 according to IMS monthly prescription data. We do not anticipate net sales of Avinza® in 2009 will increase at the rate experienced in 2008 as the majority of the increase experienced in 2008 was due to the timing of its acquisition.

On March 24, 2008, we received a letter from the United States Food and Drug Administration, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding promotional material for Avinza® that was created and submitted to the DDMAC by Ligand Pharmaceuticals (the company from which we acquired Avinza® in late February 2007). The letter expressed concern with the balance of the described risks and benefits associated with the use of the product and the justification for certain statements made in the promotional material. We discontinued the use of promotional materials created by Ligand prior to receiving the letter and have communicated this to DDMAC. In addition, DDMAC requested support for certain statements included in Avinza® promotional materials which were then in use. We promptly responded to this request and asked for a meeting with DDMAC to discuss this matter.

Our request resulted in a teleconference with DDMAC representatives on January 6, 2009. After this call, we immediately ceased the dissemination of promotional materials for Avinza® that included any statements with which DDMAC took issue in its March 24, 2008 letter. Further, we directed our sales representatives to discontinue the use of such materials and ceased all advertising containing the statements discussed in that letter. We continue to cooperate fully with DDMAC in this matter.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements.”

Levoxyl®

Net sales of Levoxyl® decreased in 2008 compared to 2007 primarily due to a decrease in prescriptions as a result of generic competition. In addition, net sales of Levoxyl® decreased as a result of decreases in the wholesale inventory levels in the first quarter 2008. These decreases in 2008 were partially offset by a price increase taken in the fourth quarter of 2007. Total prescriptions for Levoxyl® decreased approximately 5.6% in 2008 compared to 2007 according to IMS monthly prescription data. We believe decreases in sales of Levoxyl® in 2009 will more closely reflect anticipated decreases in prescriptions.

The decrease in net sales of Levoxyl® in 2007 compared to 2006, primarily due to a decrease in prescriptions in 2007 discussed above, was partially offset by the effect of an increase in wholesale inventory levels during 2007. During 2006, net sales of Levoxyl® benefited from a favorable change in estimate of approximately $7.0 million in the product’s reserve for Medicaid rebates as a result of the government pricing investigation settlement, partially offset by a decrease in wholesale inventory levels. This benefit was substantially offset by increases in Medicaid rebate reserves for other products as a result of the settlement. Total prescriptions for Levoxyl® were approximately 12.4% lower in 2007 compared to 2006 according to IMS monthly prescription data.

Other

The branded prescription pharmaceutical products included in other branded prescription pharmaceutical products are not promoted through our sales force and prescriptions for many of our products included in this category are declining. Net sales of other branded prescription pharmaceutical products were lower in 2008 compared to 2007 primarily due to the sale of several of our other branded prescription pharmaceutical products to JHP Pharmaceuticals LLC (“JHP”) on October 1, 2007, and lower net sales of Sonata® and Bicillin®.

Net sales of Sonata® were lower in 2008 compared to 2007 primarily due to competition entering the market with generic substitutes for Sonata®. The composition of matter patent covering Sonata® expired in June 2008, at which time several competitors entered the market with generic substitutes.

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

Net sales of other branded prescription pharmaceutical products were higher in 2007 compared to 2006 primarily due to an increase in net sales of Bicillin® described above and price increases which were partially offset by decreases in prescriptions. As a result of generic competition for Sonata® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in 2009.

Cost of Revenues

Cost of revenues from branded prescription pharmaceutical products decreased in 2008 from 2007 primarily due to lower unit sales of Altace® and the sale of several of our other branded prescription pharmaceutical products to JHP on October 1, 2007, partially offset by an increase in unit sales of Avinza® due to the acquisition of this product on February 26, 2007.

Cost of revenues from branded prescription pharmaceutical products increased in 2007 from 2006 primarily due to an increase in royalties associated with Skelaxin® and Avinza® and the effects of special items in 2007 associated with Altace® as discussed below.

Special items are those particular material income or expense items that our management believes are not related to our ongoing, underlying business, are not recurring, or are not generally predictable. These items include, but are not limited to, restructuring expenses; non-capitalized expenses associated with acquisitions, such as in-process research and development charges and inventory valuation adjustment charges; charges resulting from the early extinguishments of debt; asset impairment charges; expenses of drug recalls; and gains and losses resulting from the divestiture of assets. We believe the identification of special items enhances an analysis of our ongoing, underlying business and an analysis of our financial results when comparing those results to that of a previous or subsequent like period. However, it should be noted that the determination of whether to classify an item as a special item involves judgments by us.

Special items affecting cost of revenues from branded prescription pharmaceuticals during 2008, 2007 and 2006 included the following:

•	A charge of $8.1 million in 2008 primarily associated with minimum purchase requirements under a supply agreement to purchase raw materials associated with Altace®.

•	An inventory valuation allowance that resulted in a charge of $78.8 million for inventories associated with Altace® in 2007. For additional information please see Note 7, “Inventory,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	A charge of $25.4 million primarily associated with minimum purchase requirements under a supply agreement to purchase raw material inventory associated with Altace® in 2007. For additional information please see Note 7, “Inventory,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	A contract termination that resulted in a charge of $3.8 million in 2007.

We anticipate cost of revenues will decrease in 2009 compared to 2008 primarily due to a decrease in unit sales of several branded prescription pharmaceutical products, as discussed above, partially offset by an increase in cost of revenues due to the Flector® Patch due to the acquisition of Alpharma at the end of 2008.

Meridian Auto-Injector

				Change
	For the Years Ended December 31,			2008-2007		2007-2006
	2008	2007	2006	$	%	$	%
	(In thousands)

Meridian Auto-Injector revenue	$218,448	$183,860	$164,760	$34,588	18.8%	$19,100	11.6%
Cost of Revenues, exclusive of depreciation, amortization and impairments	85,550	76,050	74,576	9,500	12.5%	1,474	2.0

	$132,898	$107,810	$90,184	$25,088	23.3%	$17,626	19.5%

Revenues from our Meridian Auto-Injector segment increased in 2008 compared to 2007 primarily due to higher unit sales of other products to various government agencies and higher unit sales of Epipen®. Most of our Epipen® sales are based on our supply agreement with Dey, L.P. which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Revenues from the

Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers.

Revenues from government entities were unusually high in 2008 compared to 2007. With respect to auto-injector products sold to government entities, demand for these products is affected by the timing of procurements which can be affected by preparedness initiatives and responses to domestic and international events.

Demand for Epipen® is seasonal as a result of its use in emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Revenues from Epipen® in the United States increased in 2008 from 2007 due to an increase in prescriptions. Total prescriptions for Epipen® in the United States increased approximately 6.4% in 2008 compared to 2007 according to IMS monthly prescription data.

We do not believe revenues from Meridian Auto-Injector segment will continue to increase at the rate experienced in 2008.

Revenues from our Meridian Auto-Injector segment increased in 2007 compared to 2006 primarily due to increases in unit sales of Epipen® to Dey, L.P., an increase in revenues derived from our acquisition of the rights to market and sell Epipen® in Canada that we purchased from Allerex Laboratory Ltd. in March 2006 and a price increase taken in the first quarter of 2007.

Cost of revenues from the Meridian Auto-Injector segment increased in 2008 compared to 2007 and in 2007 compared to 2006 primarily due to higher unit sales.

Royalties Segment

				Change
	For the Years Ended December 31,			2008-2007		2007-2006
	2008	2007	2006	$	%	$	%
	(In thousands)

Royalty revenue	$79,442	$82,589	$80,357	$(3,147)	(3.8)%	$2,232	2.8%
Cost of Revenues, exclusive of depreciation, amortization and impairments	9,720	10,158	9,748	(438)	(4.3)%	410	4.2

	$69,722	$72,431	$70,609	$(2,709)	(3.7)%	$1,822	2.6%

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product. As a result, we are not able to predict whether revenue from royalties will increase or decrease in future periods.

On April 10, 2008, CV Therapeutics, Inc. and Astellas Pharma US, Inc. announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that will compete with Adenoscan®. Regadenoson has been commercialized by Astellas. Astellas is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas. It is anticipated that with the commercial launch of regadenoson, sales of Adenoscan and our royalty revenue may continue to decline. However, our agreements with Astellas provide for minimum royalty payments to King of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). King will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, but the minimum guaranteed portion of the royalty payments terminates upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®.

In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions.

Operating Costs and Expenses

				Change
	For the Years Ended December 31,			2008-2007		2007-2006
	2008	2007	2006	$	%	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments	$394,825	$566,534	$419,808	$(171,709)	(30.3)%	$146,726	35.0%
Selling, general and administrative	446,020	691,034	713,965	(245,014)	(35.5)	(22,931)	(3.2)
Research and development	743,673	184,735	253,596	558,938	>100	(68,861)	(27.2)
Depreciation and amortization	150,713	173,863	147,549	(23,150)	(13.3)	26,314	17.8
Asset impairments	40,995	223,025	47,842	(182,030)	(81.6)	175,183	>100
Restructuring charges	7,098	70,178	3,194	(63,080)	(89.9)	66,984	>100
Acquisition related costs	1,382	—	—	1,382	100.0	—	—

Total operating costs and expenses	$1,784,706	$1,909,369	$1,585,954	$(124,663)	(6.5)%	$323,415	20.4%

Selling, General and Administrative Expenses

				Change
	For the Years Ended December 31,			2008-2007		2007-2006
	2008	2007	2006	$	%	$	%
	(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$408,955	$511,303	$496,215	$(102,348)	(20.0)%	$15,088	3.0%
Co-promotion fees	37,065	179,731	217,750	(142,666)	(79.4)	(38,019)	(17.5)

Total selling, general and administrative	$446,020	$691,034	$713,965	$(245,014)	(35.5)%	$(22,931)	(3.2)%

As a percentage of total revenues, total selling, general, and administrative expenses were 28.5%, 32.3% and 35.9% during 2008, 2007 and 2006, respectively.

Total selling, general and administrative expenses decreased in 2008 compared to 2007, primarily due to a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”) and a decrease in operating expenses. The decrease in co-promotion expenses is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we paid Wyeth in 2008 compared to 2007 under the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “General” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above. Following the Circuit Court’s decision in September 2007 invalidating our ’722 patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. As a result of these actions, we reduced selling, general and administrative expenses, exclusive of co-promotion fees.

Total selling, general and administrative expenses decreased in 2007 compared to 2006, primarily due to a decrease in co-promotion fees we pay to Wyeth under our Amended Co-Promotion Agreement, partially offset by an increase in operating expenses associated with sales and marketing. The increases in sales and marketing expenses were driven by an increase in the size of our sales force and marketing costs primarily associated with Altace® and Avinza®. The co-promotion fee decreased in 2007 compared to 2006 due to a lower co-promotion fee average rate during 2007 as a result of the Amended Co-Promotion Agreement.

Selling, general and administrative expense includes the following special items:

•	Income of $4.4 million during 2008 and charges of $2.1 million and $0.1 million during 2007 and 2006, respectively, primarily due to professional fees related to the previously completed investigation of our company by the HHS/OIG, and the SEC, and the private plaintiff securities litigation. During 2008, 2007 and 2006, we received payment from our insurance carriers for the recovery of legal fees in the amount of $11.0 million, $3.4 million and $6.8 million, respectively, related to the securities litigation. These recoveries have been reflected as reductions of professional fees in 2008, 2007 and 2006. For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	A charge of $45.1 million during 2006 related to the results of a binding arbitration proceeding with Elan Corporation, plc regarding an agreement concerning the development of a modified release formulation of Sonata®. During 2004, we incurred a charge of $5.0 million as estimated settlement costs related to the termination of this agreement.

Research and Development Expense

				Change
	For the Years Ended December 31,			2008-2007	2007-2006
	2008	2007	2006	$	$
	(In thousands)

Research and development	$145,173	$149,425	$143,596	$(4,252)	$5,829
Research and development — in-process upon acquisition	598,500	35,310	110,000	563,190	(74,690)

Total research and development	$743,673	$184,735	$253,596	$558,938	$(68,861)

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline, which primarily consists of branded prescription pharmaceutical products. During 2008, we expensed and paid milestone payments of $5.1 million associated with the acceptance of an investigational new drug application under our agreements with Pain Therapeutics, $15.8 million associated with the acceptance of the NDA filing for Remoxy® by the FDA and a $5 million milestone to Acura associated with positive top-line results from the Phase III clinical trial evaluating Acurox® Tablets. For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded prescription pharmaceutical projects in development from third parties, which costs we expense at the time of acquisition. We classify these costs as special items, and in 2008, 2007, and 2006 special items included the following:

•	A charge of $590.0 million for our acquisition of in-process research and development related to the completion of our acquisition of Alpharma on December 29, 2008. The charge represents purchase price allocation associated with Embedatm, Oxycodone NT and Hydrocodone NT projects of $410.0 million, $90.0 million and $90.0 million, respectively. The amounts associated with each of these projects were expensed as the in-process research and development projects had not received regulatory approval and had no alternative future use. The Embedatm NDA was submitted to the FDA in June 2008. We currently believe we will obtain approval of the Embedatm NDA during 2009. The success of the project is dependent upon NDA approval by the FDA. Oxycodone NT and Hydrocodone NT, each long-acting treatments for moderate to severe chronic pain, are currently in the early stages of development. Oxycodone NT and Hydrocodone NT are each designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone and hydrocodone products that are currently available. If the clinical development programs are successful, we would not expect to commercialize these products any sooner than 2011. The estimated cost to complete the development of these products is approximately $35 million each. We believe there is a reasonable probability of completing these projects successfully, but the success of the projects depends on the outcome of the clinical development programs and approval by the FDA.

•	Charges totaling $6.0 million in 2008 for our acquisition of in-process research and development related to the exercise of our options for a third and fourth immediate-release opioid product under a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. The amount of each option exercise was $3.0 million. We believe there is a reasonable probability of completing the projects successfully, but the success of the projects depends on the successful outcome of the clinical development programs and approval of the products by the FDA. The estimated cost to complete each project at the time of the execution of the option was approximately $16.0 million for each product.

•	A charge of $2.5 million in 2008 for our acquisition of in-process research and development associated with our Product Development Agreement with CorePharma LLC (“CorePharma”) to develop new formulations of Skelaxin®. Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. The success of the project depends on additional development activities and FDA approval. The estimated cost to complete the development activities at the time of the execution of the agreement was approximately $2.5 million.

•	A charge of $32.0 million during 2007 associated with our collaborative agreement with Acura to develop and commercialize certain immediate-release opioid analgesic products utilizing Acura’s proprietary Aversion® Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acurox® (oxycodone HCl/niacin) tablets and another immediate-release opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

In connection with the agreement with Acura, we recognized the above payments of $32.0 million as in-process research and development expense during 2007. This amount was expensed as the in-process research and development project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded prescription pharmaceutical segment. An NDA for Acurox® Tablets was submitted to the FDA in December 2008. The success of the project depends on approval by the FDA. The estimated cost to complete the project at the execution of the agreement was approximately $9.0 million. We may obtain FDA approval in 2009.

•	A charge of $3.1 million during 2007 for a payment to Mutual Pharmaceutical Company (“Mutual”) to jointly research and develop one or more improved formulations of metaxalone. Under the agreement with Mutual, we sought Mutual’s expertise in developing improved formulations of metaxalone, including improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United Research Laboratories’ rights in intellectual property pertaining to these formulations. Development activities under this agreement ceased in December 2007.

•	A charge of $110.0 million during 2006 for our acquisition of in-process research and development associated with our collaboration with Arrow to commercialize one or more novel formulations of ramipril, the active ingredient in our Altace® product. Under a series of agreements, Arrow granted us rights to certain current and future NDAs regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations. This project included a NDA filed by Arrow for a tablet formulation of ramipril in January 2006 (the “Ramipril Application”). The FDA approved the NDA on February 27, 2007. Arrow granted us an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed Amended Ramipril Application for the amount of $5.0 million. In April 2007, we exercised our option and paid $5.0 million to Arrow. We do not currently anticipate any future revenues as a result of our rights to these ramipril formulations.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased in 2008 compared to 2007 primarily due to a decrease in amortization associated with Altace®, partially offset by increases in amortization associated with Skelaxin® and Avinza®, as discussed below. In addition, the decrease in depreciation and amortization expense during 2008 was partially attributable to the cessation of depreciation and amortization associated with the Rochester, Michigan sterile manufacturing facility that we sold in October 2007.

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

In January 2008, we entered into an agreement with CorePharma providing CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012, or earlier under certain conditions. As a result, we decreased the estimated useful life of Skelaxin®, which had the effect of increasing amortization in 2008 compared to 2007. Additionally, on February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date.

Depreciation and amortization expense increased in 2007 compared to 2006 primarily due to increased amortization expense related to Avinza® and Altace®, partially offset by a decrease in depreciation and amortization expense associated with the sale of the Rochester, Michigan sterile manufacturing facility. On February 26, 2007, we completed our acquisition of Avinza® and began amortizing the associated intangible assets as of that date. During 2007, following the Circuit Court’s decision invalidating our Altace® patent as discussed above, we decreased the estimated useful life of our Altace® intangible assets. On June 30, 2007, the assets associated with the sale of the Rochester, Michigan sterile manufacturing facility were classified as held for sale, and accordingly the depreciation and amortization was discontinued as of that date.

For additional information about the sale of the Rochester, Michigan facility and the acquisition of Avinza®, please see Note 9, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part IV, Item 15(a)(1), “Financial Statements.” For additional information relating to the Altace® intangible assets, please see Note 10, “Intangible Assets and Goodwill,” in Part IV, Item 15(a)(1), “Financial Statements.”

Depreciation and amortization expense in 2008, 2007 and 2006 includes a special item consisting of $2.6 million, $7.0 million and $3.0 million, respectively, associated with accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to our Bristol, Tennessee facility, which we expect to complete in the first half of 2009.

Following the U.S. District Court’s Order ruling invalid two Skelaxin® patents on January 20, 2009, we estimated the potential effect on future net sales of the product. Based upon this analysis, we reduced the estimated remaining useful life of Skelaxin®. Accordingly, Skelaxin® amortization will increase in 2009 compared to 2008. For additional information relating to Skelaxin®, please see Note 27, “Subsequent Events,” in Part IV, Item 15(a)(1), “Financial Statements.”

In addition, the acquisition of Alpharma will increase depreciation and amortization in 2009 compared to 2008.

For additional information relating to 2009 amortization expense, please see Note 10, “Intangible Assets and Goodwill,” in Part IV, Item 15(a)(1), “Financial Statements.”

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $49.5 million during 2008 compared to a net charge totaling $293.2 million during 2007 and $51.0 million during 2006. These other special items included the following:

•	Asset impairment charges of $40.9 million in 2008 primarily associated with a decline in end-user demand for Synercid®.

•	An intangible asset impairment charge of $146.4 million in 2007 related to our Altace® product as a result of the invalidation of the ‘722 patent which covered the Altace® product. Following the Circuit Court’s decision, we reduced the estimated useful life of this product and forecasted net sales. This decrease in estimated remaining useful life and forecasted net sales reduced the probability-weighted estimated undiscounted future cash flows associated with Altace® intangible assets to a level below their carrying value. We determined the fair value of these assets based on probability-weighted estimated discounted future cash flows.

•	A charge of $46.4 million in 2007 related to the write-down of our Rochester, Michigan sterile manufacturing facility and certain legacy branded prescription pharmaceutical products. On October 1, 2007, we closed the asset purchase agreement with JHP, pursuant to which JHP acquired our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business. For additional information, please see Note 10, “Intangible Assets and Goodwill,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	Intangible asset impairment charges of $30.2 million in 2007 primarily related to our decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane as a propellant.

•	An intangible asset impairment charge in 2006 of $47.8 million, which is primarily related to lower than expected prescription growth for Intal® and Tilade®. These charges were recorded in order to adjust the carrying value of the intangible assets on our balance sheet associated with these products so as to reflect the estimated fair value of these assets at the time the charges were incurred.

•	Restructuring charges in the amount of $7.1 million in 2008 primarily related to our integration of Alpharma.

•	Restructuring charges in the amount of $68.6 million in 2007 primarily due to our restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus on the neuroscience and hospital markets and separation payments associated with the sale of the Rochester, Michigan sterile manufacturing facility discussed above.

•	Restructuring charges of $1.6 million and $3.2 million during 2007 and 2006, respectively, for separation payments that primarily arose in connection with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to the Bristol, Tennessee facility.

As of December 31, 2008, the net intangible assets associated with Skelaxin® and Synercid® totaled approximately $117.0 million and $29.0 million, respectively. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Certain generic companies have challenged patents on Skelaxin® and Avinza®. In addition, on January 20, 2009, the U.S. District Court issued an order ruling invalid two of our Skelaxin® patents. For additional information, please see Note 19, “Commitments and Contingencies” and Note 27, “Subsequent Events” in Part IV, Item 15(a)(1), “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with these products.

The net book value of some of our manufacturing facilities currently exceeds fair market value. Management currently believes that the long-term assets associated with these facilities are not impaired based on estimated undiscounted future cash flows. However, if we were to approve a plan to sell or close any of the facilities for which the carrying value exceeds fair market value, we would have to write off a portion of the assets or reduce the estimated useful life of the assets, which would accelerate depreciation.

NON-OPERATING ITEMS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Interest income	$36,970	$42,491	$32,152
Interest expense	(7,943)	(7,818)	(9,857)
Loss on investment	(7,451)	(11,591)	—
Gain on early extinguishment of debt	—	—	628
Other, net	(3,635)	223	(1,157)
Income tax expense	131,359	67,600	135,730
Discontinued operations	—	(237)	367

Other Income (Expense)

Interest Income

Interest income decreased during 2008 compared to 2007 primarily due to a decrease in interest rates partially offset by a higher total balance of cash, cash equivalents and investments in debt securities in 2008. Interest income increased in 2007 compared to 2006 primarily due to an increase in interest rates and a higher average balance of cash, cash equivalents and investments in debt securities in 2007 compared to 2006. We believe interest income will decrease in 2009 compared to 2008 due to a reduction in cash, cash equivalents and investments in debt securities. For additional information related to our investments in debt securities, please see “Liquidity and Capital Resources” below.

Interest Expense

On December 29, 2008, we completed our acquisition of all of the outstanding common shares of the Class A Common Stock of Alpharma at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion. As a result of the transaction, Alpharma is now a wholly-owned subsidiary of King. The acquisition was funded with available cash on hand, borrowings of $425.0 million under the Senior Secured Revolving Credit Facility, as amended on December 5, 2008, and borrowings of $200.0 million under a new Senior Secured Term Facility. As a result of these borrowings we expect interest expense to increase significantly in 2009. For more information regarding this financing and the associated interest rates, please see the sections entitled “Senior Secured Revolving Credit Facility” and “Senior Secured Term Facility” under, “Certain Indebtedness and Other Matters,” below.

Additionally, In May 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 as of January 1, 2009. Upon adoption of FSP APB 14-1, our accounting for our $400.0 million 1 1/4% Convertible Senior Notes due April 1, 2026 will be affected. We are currently evaluating the potential effect of FSP APB 14-1 on our financial statements, but estimate that implementation would result in a reduction in the carrying value of the outstanding $400.0 million 1 1/4% Convertible Senior Notes due April 1, 2026 by approximately $130.0 million, with a corresponding increase in equity. We also estimate that upon adoption, the retrospective application of FSP APB 14-1 will result in increased interest expense of approximately $18.0 million for the year ending December 31, 2009. Retrospective application to all periods presented is required.

Special items affecting other income (expense) included the following:

•	A loss of $7.5 million in 2008 related to our investment in debt securities.

•	A loss of $11.6 million in 2007 related to our investment in Palatin.

•	Income of $0.6 million during 2006 resulting from the early retirement of our 2 3/4% Convertible Debentures due November 15, 2021.

Income Tax Expense

During 2008, our effective income tax rate on the loss from continuing operations was (65.1)%. This rate differed from the statutory rate of 35% primarily due to non-deductible research and development in process at acquisition and state taxes offset by tax benefits relating to tax-exempt interest income and domestic production activities deductions. We currently believe our effective tax rate in 2009 will be slightly higher than the statutory rate.

During 2007, our effective income tax rate on income from continuing operations was 27.0%. This rate differed from the statutory rate of 35% primarily due to tax benefits relating to tax-exempt interest income and domestic production activities deductions, which benefits were partially offset by state taxes. Additionally, the 2007 rate benefited from the release of reserves under FIN 48 as a result of the expiration of certain federal and state statutes of limitations for the 2002 and 2003 tax years.

During 2006, our effective tax rate for continuing operations was 32.0%. This rate differed from the federal statutory rate of 35% primarily due to benefits related to charitable contributions of inventory, tax-exempt interest income and domestic manufacturing activities deductions, which benefits were partially offset by state taxes.

For additional information relating to income taxes, please see Note 17, “Income Taxes,” in Part IV, Item 15(a)(1), “Financial Statements.”

Off-Balance Sheet Arrangements, Contractual Obligations and Commercial Commitments

We do not have any off-balance sheet arrangements, except for operating leases in the normal course of business as described in Note 11, “Lease Obligations”, in Part IV, Item 15(a)(1), “Financial Statements” to our audited consolidated financial statements included in this report and as reflected in the table below.

The following table summarizes contractual obligations and commitments as of December 31, 2008 (in thousands):

	Payment Due by Period
		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Contractual Obligations:
Long-term debt	$1,402,269	$436,401	$266,447	$699,421	$—
Operating leases	78,901	14,489	24,804	24,974	14,634
Unconditional purchase obligations	431,941	201,527	91,303	53,370	85,741
Interest on long-term debt	121,349	43,015	64,410	13,924	—

Total	$2,034,460	$695,432	$446,964	$791,689	$100,375

Our unconditional purchase obligations are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to our branded prescription pharmaceutical products and commitments associated with research and development projects. The above table does not reflect any potential milestone payments in connection with research and development projects or acquisitions. Required funding obligations for 2009 relating to the Company’s pension and other postretirement benefit plans are not expected to be material.

We have a supply agreement with a third party to produce metaxalone, the active ingredient in Skelaxin®. This supply agreement requires us to purchase certain minimum levels of metaxalone and expires in 2010. If sales of Skelaxin® are not consistent with current forecasts, we could incur losses in connection with purchase commitments for metaxalone, which could have a material adverse effect upon our results of operations and cash flows.

As of December 31, 2008, we had a liability for unrecognized tax benefits of $49.9 million. Due to the high degree of uncertainty regarding the timing of future cash outflows of liabilities for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for years beyond 2009 cannot be made.

Liquidity and Capital Resources

General

We believe that existing balances of cash, cash equivalents, investments in debt securities and marketable securities, cash generated from operations and our existing revolving credit facility are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds. We cannot provide assurance that funds will be available to us when needed on favorable terms, or at all.

Investments in Debt Securities

As of December 31, 2008, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of December 31, 2008, all our investments in auction rate securities, with a total par value of $417.1 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of February 25, 2009, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $417.1 million in par value of our investments in debt securities, or 34.6% of the assets that we have measured at fair value, using unobservable inputs which are classified as Level 3 measurements under Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). For additional information regarding SFAS No. 157, please see Note 15, “Fair Value Measurements,” in Part IV, Item 15(a)(1), “Financial Statements.”

Although we have realized no loss of principal with respect to these investments, as of December 31, 2008, we recorded unrealized losses on our investments in auction rate securities of $56.8 million. We have recorded $45.3 million of the unrealized holding losses in accumulated other comprehensive income on our Consolidated Balance Sheet, as we believe the decline is temporary and we have the intent and ability to hold our investments in securities until they recover in value or until maturity. During the fourth quarter of 2008 we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell certain auction rate securities with a par value of $40.7 million to UBS during the period from June 30, 2010 to July 2, 2012 at par value. We have elected to account for this right at fair value in accordance with SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The right to sell the auction rate securities to UBS at par was valued at $4.0 million and has been reflected as an unrealized gain in other income (expense) in the accompanying Consolidated Statement of Operations. In addition, we transferred the classification of the auction rate securities that are included in this right from available-for-sale securities to trading securities and therefore recognized the unrealized losses related to these securities of $4.6 million in other income (expense) on the accompanying Consolidated Operations.

In addition, we have recognized unrealized losses of $6.8 million in other income (expense) on the accompanying Consolidated Statement of Operations for a municipal bond for which the holding losses were determined to be other than temporary.

As of December 31, 2008, we had approximately $417.1 million, in par value, invested in tax-exempt auction rate securities which consisted of $296.5 million associated with student loans backed by the federal family education loan program (FFELP), $89.4 million associated with municipal bonds in which performance is supported by bond insurers and $31.2 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

As of December 31, 2008, we classified $6.4 million of auction rate securities as current assets and $353.8 million as long-term assets.

Skelaxin®

As previously disclosed, we are involved in multiple legal proceedings over patents relating to our product Skelaxin®. On January 20, 2009, the U.S. District Court for the Eastern District of New York, in the case of King Pharmaceuticals, Inc., et al. v. Eon Labs Inc., Case No. 04-cv-5540 (DGT), issued an Order ruling invalid two of these patents, United States Patent Nos. 6,407,128 and 6,683,102. The Order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. We plan to appeal, upon the entry of an appropriate judgment, and intend to vigorously defend our interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly.

Following the decision of the District Court, we conducted an extensive examination of the company and developed a restructuring initiative designed to partially offset the potential material decline in Skelaxin sales in the event that a generic competitor enters the market. This initiative includes, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams. Our animal health activities are not affected by the restructuring.

We estimate that, in connection with the restructuring initiative, we will incur total restructuring costs of between $50 million and $55 million, all of which are expected to be incurred and expensed during the first half of 2009 and almost all of which will be cash expenditures. These costs all relate to severance pay and other employee termination expenses. For additional information, please see Note 27, “Subsequent Events,” in Part IV, Item 15(a)(1), “Financial Statements.”

Alpharma

On December 29, 2008, we completed our acquisition of all the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights of Alpharma at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion. Alpharma is a branded specialty pharmaceutical company with a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine that is designed to provide controlled pain relief and deter certain common methods of misuse and abuse. Alpharma is also a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics for food-producing animals, including poultry, cattle and swine.

The acquisition was financed with available cash on hand, borrowings under the Senior Secured Revolving Credit Facility of $425.0 million and borrowings under the Term Loan of $200.0 million. For additional information on the borrowings, please see below.

In connection with the acquisition of Alpharma, we together with Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission. The Consent Order required us to divest the rights to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C., (“Actavis”). In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, we divested the Kadian® product to Actavis. Actavis is entitled to sell Kadian® as a branded or generic product. Prior to this divestiture, Actavis supplied Kadian® to Alpharma.

Actavis will pay a purchase price of up to an aggregate of $127.5 million in cash based on the achievement of certain Kadian® quarterly gross profit related milestones for the period beginning January 1, 2009 and ending June 30, 2010. The maximum purchase price payment associated with each calendar quarter is as follows:

Maximum Purchase
Price Payment

First Quarter 2009	$30.0 million
Second Quarter 2009	$25.0 million
Third Quarter 2009	$25.0 million
Fourth Quarter 2009	$20.0 million
First Quarter 2010	$20.0 million
Second Quarter 2010	$7.5 million

None of the quarterly payments above, when combined with all prior payments made by Actavis, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis will not exceed the lesser of (a) $127.5 million and (b) the gross profits from the sale of Kadian® as determined by the agreement in the United States by Actavis and its affiliates for the period from January 1, 2009 through June 30, 2010. In connection with the divestiture, we recorded a receivable equal to the value of the estimated future cash flows from the quarterly gross-profit related milestones. There was no gain or loss recorded as a result of the divestiture.

As part of the integration of Alpharma, management developed a restructuring initiative to eliminate redundancies in operations created by the acquisition. This initiative includes, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We estimated total costs of $66.5 million associated with this restructuring plan, of which all are cash related costs. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018. The cash payments are expected to be paid through 2018. For additional information, please see Note 25, “Restructuring Activities,” in Part IV, Item 15(a)(1), ‘‘Financial Statements.”

During the first quarter of 2009, we paid $385.2 million to redeem the Convertible Senior Notes of Alpharma outstanding at the time of the acquisition and at December 31, 2008. For additional information, please see “Alpharma Convertible Senior Notes” in “Certain Indebtedness and Other Matters.”

Senior Secured Revolving Credit Facility

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility, as amended on December 5,

2008 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or on September 30, 2011 if the Convertible Senior Notes have not been refinanced. In connection with the acquisition of Alpharma on December 29, 2008 we borrowed $425 million in principal amount under the Revolving Credit Facility.

As of December 31, 2008, the remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $37.9 million after giving effect to outstanding letters of credit totaling approximately $12.1 million.

Under the Revolving Credit Facility, we are required to make prepayments equal to 50% of our annual excess cash flows, which can be reduced to 25% upon the occurrence of certain events. In addition, we are required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments will be allocated among the Revolving Credit Facility and the Term Facility described below in accordance with these agreements and will permanently reduce the commitments under the Revolving Credit Facility. However, commitments under the Revolving Credit Facility would not be reduced in any event below $150.0 million.

Under the terms of the Revolving Credit Facility the credit commitments will be automatically and permanently reduced on a quarterly basis, to the amounts set forth below:

December 31, 2009	$403.8 million
December 31, 2010	$308.8 million
December 31, 2011	$213.8 million
March 31, 2012	$190.0 million

We have the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Revolving Credit Facility.

Senior Secured Term Facility

Also on December 29, 2008, King entered into a $200 million term loan credit agreement, comprised of a four-year senior secured loan facility (the “Term Facility”) with a maturity date of December 28, 2012.

Under the terms of the Term Facility, we are required to repay the borrowings in equal quarterly payments that total the following annual amounts:

2009	$30.0 million
2010	$40.0 million
2011	$40.0 million
2012	$90.0 million

We have the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Term Facility.

Under the Term Facility, we are required to make prepayments equal to 50% of our annual excess cash flows, which can be reduced to 25% upon the occurrence of certain events. In addition, we are required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments will be allocated among the Term Facility and the Revolving Credit Facility in accordance with these agreements and will reduce on a pro-rata basis any remaining scheduled payments.

CorePharma

In June 2008, we entered into a Product Development Agreement with CorePharma to collaborate in the development of new formulations of metaxalone that we currently market under the brand name Skelaxin®. Under the Agreement, we and CorePharma granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. In the second quarter of 2008 we made a non-refundable cash payment of $2.5 million to CorePharma. Under the terms of the agreement, we will reimburse CorePharma for the cost to complete the development activities incurred under the agreement, subject to a cap. In addition, we could be required to make milestone payments based on the achievement and success of specified development activities and the achievement of specified net sales thresholds of such formulations, as well as royalty payments based on net sales.

Acura

In October 2007, we entered into a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acurox® Tablets and another opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology. In May 2008 and December 2008, we exercised our options for third and fourth immediate-release opioid products under the agreement. In connection with the exercise of the options, we paid non-refundable option exercise fees to Acura of $3.0 million for each option.

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

Altace®

In December 2007, a third party launched a generic substitute for Altace®. In June 2008, additional competitors entered the market with generic substitutes for Altace®. As a result of the entry of generic competition, Altace® net sales decreased in 2008 and we expect net sales of Altace® will continue to decline significantly during 2009. For a discussion regarding the generic competition for Altace®, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.”

Following the Circuit Court’s decision in September 2007 invalidating our ‘722 Patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. We incurred total costs of approximately $67.0 million in connection with this initiative. This total included the contract termination payment paid to Depomed, Inc. in October of 2007 of approximately $29.7 million. We made additional cash payments of $22.2 million during the first quarter of 2008 primarily related to employee termination costs. For additional information, please see Note 25, “Restructuring Activities,” in Part IV, Item 15(a)(1), “Financial Statements.”

Rochester Facility

In October 2007, we sold our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business to JHP Pharmaceuticals,

LLC for $91.7 million, less fees of $5.4 million. We retained our stand-alone Bicillin (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional information, please see Note 9, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part IV, Item 15(a)(1), “Financial Statements.”

Avinza®

In September 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Avinza® (morphine sulfate long-acting). Avinza® is a long-acting formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. We completed the acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289.7 million, consisting of $289.3 million in cash consideration and $0.4 million for the assumption of a short-term liability. Additionally, we incurred acquisition costs of $6.8 million. Of the cash payments made to Ligand, $15.0 million was set aside in an escrow account to fund potential liabilities that Ligand could later owe us, of which $7.5 million was released to Ligand in each of the third quarter of 2007 and the first quarter of 2008.

As part of the transaction, we have agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. We paid Ligand a royalty of 15% of net sales of Avinza® until October 2008. Subsequent royalty payments to Ligand will be based upon calendar year net sales of Avinza® as follows:

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

Other

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

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. As of December 31, 2008, we have incurred a total of $8.7 million for these earn-out payments. The aggregate amount of these payments will not exceed $13.2 million.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 due to the achievement of a certain milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future. We anticipate an increase in the royalty rate in 2009 due to the achievement of certain regulatory milestones. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin®.”

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. Remoxy®, an investigational novel formulation of long-acting oxycodone with a proposed indication for the treatment of moderate to severe chronic pain, provides a unique physical barrier that is designed to provide controlled pain relief and resist certain common methods used to extract the opioid more rapidly than intended, as can occur with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In August 2008, we made milestone payments totaling $20.0 million. In addition, we may pay additional milestone payments of up to $125.0 million in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products. This amount includes $15.0 million upon FDA approval of Remoxy®. We are responsible for research and development expenses related to this alliance subject to certain limitations set forth in the agreement. After regulatory approval and commercialization of Remoxy® or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

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

Governmental Pricing Investigation and Related Matters

For information on these matters, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.”

Patent Challenges

Certain generic companies have challenged patents on Skelaxin® and Avinza®. For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash provided by operating activities	$491,391	$672,649	$465,627

Our net cash from operations was lower in 2008 than in 2007 primarily due to a decrease in net sales of branded prescription pharmaceutical products. Branded prescription pharmaceutical product net sales decreased in 2008 from 2007 primarily as a result of a competitor entering the market in December 2007 and additional competitors entering the market in June 2008 with generic substitutes for Altace®. The decrease in net sales was partially offset by a decrease in selling, general and administration expenses and co-promotion fees. Please see the section entitled “Operating Results” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees. Our net cash flows from operations in 2007 include a payment of $50.1 million resulting from a binding arbitration proceeding with Elan in 2006.

Our net cash from operations was higher in 2007 than in 2006 primarily due to our payment in 2006 of $129.3 million as a result of the government pricing investigation, an increase in net sales and a lower co-promotion fee rate in 2007 compared to 2006. Our net cash flows from operations in 2007 benefited from an $80.1 million reduction in accounts receivable during 2007 which is discussed below, that was partially offset by the effect of a $50.1 million payment we made in 2007 as a result of a binding arbitration proceeding with Elan in 2006.

We expect net cash flows from operations will continue to decline in 2009. Although we anticipate an increase in sales in 2009 due to the acquisition of Alpharma at the end of December 2008, we anticipate a decrease in operating income due to the decrease in sales of several key branded prescription pharmaceutical products.

Please see the section entitled “Operating Results” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees.

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the periods ending December 31, 2008, 2007 and 2006 and the resulting cash provided by (used in) operating activities:

	2008	2007	2006
	(In thousands)

Accounts receivable, net of allowance	$37,956	$80,106	$(41,746)
Inventories	22,785	55,056	48,275
Prepaid expenses and other current assets	16,785	(43,555)	(45,796)
Accounts payable	9,673	(16,276)	(8,568)
Accrued expenses and other liabilities	(180,960)	(33,408)	(50,458)
Income taxes payable	24,713	(9,009)	8,479
Deferred revenue	(4,680)	(4,680)	(6,886)
Other assets	27,078	(3,470)	(20,173)
Deferred taxes	37,313	(91,229)	(39,010)

Total changes from operating assets and liabilities and deferred taxes	$(9,337)	$(66,465)	$(155,883)

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

Investing Activities

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net cash used in investing activities	$(156,110)	$(776,251)	$(436,315)

During 2008, we used cash of approximately $1.557 billion, offset by $532.6 million of cash acquired, for the acquisition of Alpharma, Inc. Net sales of our investments in debt securities provided cash of $927.9 million during 2008. We incurred capital expenditures of $57.5 million during 2008.

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

Investing activities in 2006 primarily relate to our net investments in debt securities of $395.5 million. We transferred $129.3 million from restricted cash for payments associated with the government pricing investigation noted above in cash flows from operating activities. Additionally, we made payments totaling $85.8 million for our collaboration agreement with Arrow and our acquisition from Allerex Laboratory LTD of the exclusive right to market Epipen® in Canada. Capital expenditures during 2006 totaled $45.8 million which included property, plant and equipment purchases, building improvements for facility upgrades and costs associated with improving our production capabilities, as well as costs associated with moving production of some of our pharmaceutical products to our facilities in St. Louis, Bristol and Rochester. Additionally, in the fourth quarter of 2006, in connection with our pending acquisition from Ligand of all of Ligand’s assets related to Avinza®, we entered into a Loan Agreement with Ligand pursuant to which we loaned Ligand $37.8 million. The principal amount of the Loan was to be used solely for the purpose of paying certain obligations of Ligand to Organon USA Inc., which obligations we assumed as part of the acquisition.

We anticipate capital expenditures, for the year ending December 31, 2009 of approximately $60.0 to $65.0 million, which we expect to fund with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	2008	2007	2006
	(In thousands)

Net cash provided by financing activities	$584,922	$9,834	$54,451

Our cash flows from financing activities for 2008 primarily related to $425.0 million in proceeds from the Revolving Credit Facility and $192.0 million in proceeds from the Term Facility partially offset by $30.0 million in debt issuance costs and $2.0 million related to activities associated with our stock compensation plans, including the exercise of employee stock options.

Our cash flows from financing activities for 2007 primarily related to activities associated with our stock compensation plans, including the exercise of employee stock options.

During 2006, we issued $400.0 million of 1 1/4% Convertible Senior Notes due April 1, 2026 and repurchased all of our outstanding 2 3/4% Convertible Debentures due November 15, 2021 for $342.7 million.

Certain Indebtedness and Other Matters

During 2006, we issued $400.0 million of 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Notes”). The Notes are unsecured obligations and are guaranteed by each of our U.S. subsidiaries other than Alpharma and its subsidiaries. We expect Alpharma and its subsidiaries to become guarantors during the first quarter of 2009. on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, we will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

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

Senior Secured Revolving Credit Facility

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 five-year Senior Secured Revolving Credit Facility, as amended on December 5, 2008, (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or in October 2011 if the Convertible Senior Notes have not been refinanced. In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal. The Revolving Credit Facility requires us to pledge as collateral 100% of the equity of our domestic subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries.

Under the terms of the Revolving Credit Facility, the credit commitments will be automatically and permanently reduced, on a quarterly basis. Additionally, we have the right, without penalty (other than customary breakage costs), to prepay any borrowing under the Revolving Credit Facility and, subject to certain conditions, we could be required to make mandatory prepayments. For additional information, please see the discussion in the section titled “Liquidity and Capital Resources” above.

Our borrowings under the Revolving Credit Facility bear interest at annual rates that, at our option, will be either:

•	a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Credit Suisse and (b) the federal funds effective rate plus 0.5% and (ii) an applicable percentage of 4.0%; or

•	an adjusted LIBO rate generally defined as the sum of (i) the product of (a) LIBOR (by reference to the British Banking Association Interest Settlement Rates) and (b) a fraction, the numerator of which is one and the denominator of which is the number one minus certain maximum statutory reserves for eurocurrency liabilities and (ii) an applicable percentage of 5.0%.

Interest on our borrowings is payable quarterly in arrears for base rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBO rate loans. We are required to pay an unused commitment fee on the difference between committed amounts and amounts actually borrowed under the Revolving Credit Facility equal to 0.5% per annum. We are required to pay a letter of credit participation fee based upon the aggregate face amount of outstanding letters of credit equal to 5.0% per annum.

The Revolving Credit Facility requires us to meet certain financial tests, including, without limitation:

•	maintenance of maximum funded debt to consolidated EBITDA ratios that range from 1.50 to 1 to 3.25 to 1 (depending on dates and the occurrence of certain events relating to certain patents); and

•	maintenance of minimum consolidated EBITDA to interest expense ratios that range from 3.75 to 1 to 4.00 to 1 (depending on dates and the occurrence of certain events relating to certain patents).

In addition, the Revolving Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, sale and leaseback transactions, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness, capital expenditures and other matters customarily restricted in such agreements. The Revolving Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees, and change in control.

The Revolving Credit Facility requires us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long term debt beginning 90 days after the amendment to the facility for a period of not less than two years.

The remaining undrawn committed amount under the Revolving Credit Facility after giving effect to the borrowing described above, and after giving effect to outstanding letters of credit totaling approximately $12.1 million, is approximately $37.9 million.

In connection with the borrowings, we incurred approximately $21.6 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date based on the automatic commitment reductions described above.

Senior Secured Term Facility

On December 29, 2008, we entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured loan facility (the “Term Facility”) with a maturity date of December 28, 2012. We borrowed $200.0 million under the Term Facility and received proceeds of $192.0 million, net of the discount at issuance. The Term Facility requires us to pledge as collateral 100% of the equity of our U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries.

Under the terms of the Term Facility, we will repay the borrowings in quarterly payments. Additionally, we have the right, without penalty (other than customary breakage costs), to prepay any borrowing under the Term Facility and, subject to certain conditions, we could be required to make mandatory prepayments. For additional information please see the discussion in the section titled “Liquidity and Capital Resources” above.

Our borrowings under the Term Facility bear interest at annual rates that, at our option, will be either:

•	5.00% plus the Adjusted LIBO Rate or

•	4.00% plus the Alternate Base Rate.

The “Alternate Base Rate” is the highest of (x) the federal funds rate plus 0.50%, (y) the prime or base commercial lending rate, and (z) the Adjusted LIBO Rate for a one-month interest period plus 1.00%. The Adjusted LIBO Rate is the higher of (x) 3.00% and (y) the rate per annum, determined by the administrative agent under the Term Facility, in accordance with its customary procedures, at which dollar deposits for applicable periods are offered to major banks in the London interbank market, adjusted by the reserve percentage prescribed by governmental authorities as determined by such administrative agent.

The Term Facility requires us to meet certain financial tests, including, without limitation:

•	maintenance of maximum funded debt to consolidated EBITDA ratios that range from 1.50 to 1 to 3.25 to 1 (depending on dates and the occurrence of certain events relating to certain patents); and

•	maintenance of minimum consolidated EBITDA to interest expense ratios that range from 3.75 to 1 to 4.00 to 1 (depending on dates and the occurrence of certain events relating to certain patents).

In addition, the Term Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, sale and leaseback transactions, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness, capital expenditures and other matters customarily restricted in such agreements. The Term Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees, and change in control.

The Term Facility requires us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long term debt beginning 90 days after the borrowing under the facility for a period of two years.

In connection with the borrowings, we incurred approximately $8.5 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date based on the repayment schedule described above.

Alpharma Convertible Senior Notes

At the time of the acquisition of Alpharma by us, Alpharma had $300.0 million of Convertible Senior Notes outstanding (“Alpharma Notes”). The Alpharma Notes were convertible into shares of Alpharma’s Class A common stock at an initial conversion rate of 30.6725 Alpharma common shares per $1,000 principal amount. The conversion rate of the Alpharma Notes was subject to adjustment upon the direct or indirect sale of all or substantially all of Alpharma’s assets or more than 50% of the outstanding shares of the Alpharma common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Alpharma Notes included a make-whole provision that adjusted the conversion rate by a predetermined number of additional shares of the Alpharma’s common stock based on (1) the effective date of the Fundamental Change; and (2) Alpharma’s common stock market price as of the effective date. The acquisition of Alpharma by us was a Fundamental Change. As a result, any Alpharma Notes converted in connection with the acquisition of Alpharma were entitled to be converted at an increased rate equal to the value of 34.7053 Alpharma common shares, at the acquisition price of $37 per share, per $1,000 principal amount of Alpharma Notes at a date no later than 35 trading days after the occurrence of the Fundamental Change.

As of December 31, 2008, we had $385.2 million of Alpharma Notes included in current portion of long-term debt in the accompanying financial statements. During the first quarter of 2009, we paid $385.2 million to redeem the Alpharma Notes.

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

The significant accounting estimates that we believe are important to aid in fully understanding our reported financial results include the following:

•	Intangible assets, goodwill, and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to product rights and trademarks, patents, acquired research and development, if any, and other intangibles using the assistance of valuation consultants. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. However, patents have specific legal lives over which they are amortized. Conversely, trademarks and product rights have no specific legal lives. We use a straight-line method of amortization for our intangible assets.

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

As of December 31, 2008, our goodwill totaled $450.5 million. Of this amount, $258.1 million is related to our branded prescription pharmaceuticals segment and includes $237.4 million associated with our acquisition of Alpharma on December 29, 2008. Our animal health segment has total goodwill of $84.0 million which is solely related to our acquisition of Alpharma. Additionally, our Meridian auto-injection segment has total goodwill of $108.4 million. Revenues associated with Meridian auto-injector increased 19% in 2008 compared to 2007. As of December 31, 2008, management believes that no impairment of goodwill exists. The allocation of the purchase price associated with the acquisition of Alpharma is not yet finalized as the acquisition was completed close to the end of the year and management is continuing to complete its initial estimate of the valuation of assets and liabilities.

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

The gross carrying amount and accumulated amortization as of December 31, 2008 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$285,700	$48,933	$236,767
Skelaxin®	278,853	161,874	116,979
Sonata®	61,961	61,961	—
Flector® Patch	130,000	—	130,000

Neuroscience	756,514	272,768	483,746

Synercid®	70,959	41,951	29,008
Other hospital	8,442	6,427	2,015

Hospital	79,401	48,378	31,023

Bicillin®	92,350	31,270	61,080
Other legacy products	324,035	274,817	49,218

Legacy products	416,385	306,087	110,298

Total Branded	1,252,300	627,233	625,067

Animal Health	170,000	—	170,000
Meridian Auto-Injector	179,879	41,281	138,598
Royalties	3,731	3,177	554
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$1,605,910	$671,691	$934,219

The amounts for impairments and amortization expense for the twelve months ended December 31, 2008 and 2007 are as follows:

	Year Ended		Year Ended
	December 31,		December 31,
	2008		2007
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$26,553	$—	$22,380
Skelaxin®	—	23,620	—	17,427
Sonata®	—	315	—	270

Neuroscience	—	50,488	—	40,077

Synercid®	39,630	7,731	—	9,499
Other hospital	—	304	968	1,231

Hospital	39,630	8,035	968	10,730

Bicillin®	—	3,702	—	3,702
Other legacy products	1,251	41,624	175,703	69,349

Legacy products	1,251	45,326	175,703	73,051

Total Branded	40,881	103,849	176,671	123,858

Animal Health	—	—	—	—
Meridian Auto-Injector	—	7,860	—	8,001
Royalties	—	737	—	279
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total intangible assets	$40,881	$112,446	$176,671	$132,138

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at December 31, 2008

Skelaxin®	1 year 6 months
Avinza®	8 years 11 months
Synercid®	5 years
Bicillin®	16 years 6 months
Flector® Patch	11 years

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks, Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The

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

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For additional information, please see Note 2, “Summary of Significant Accounting Policies,” in Part IV, Item 15(a)(1), “Financial Statements”.

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, please see Note 24, “Recently Issued Accounting Standards,” in Part IV, Item 15(a)(1), “Financial Statements”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (“Investment Risk”), the effect of interest rate changes (“Interest Rate Risk”) and the effect of changes in foreign currency exchange rates (“Foreign Currency Exchange Rate Risk”). We have no financial instruments held for trading purposes. Additionally, at December 31, 2008, 2007 and 2006, we held derivative financial instruments associated with utility contracts which qualify as normal purchase and sales and derivatives associated with the convertible senior notes. The quantitative and qualitative disclosures about market risk are set forth below.

Interest Rate Risk

The fair market value (“fair value”) of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible debentures is affected by our stock price. The estimated fair value of our total long-term fixed rate debt at December 31, 2008 was $293.0 million, which excludes the Alpharma Notes which were outstanding at the time of our acquisition of Alpharma. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1%, the fair value of our long-term debt would increase or decrease by approximately $16.5 million. In connection with the acquisition of Alpharma, holders of the Alpharma Notes were entitled to convert the Alpharma Notes at a premium as a result of a fundamental change . As of December 31, 2008, we had $385.2 million of Alpharma Notes included in the current portion of long-term debt in the accompanying financial statements. During the first quarter of 2009, we paid $385.2 million to redeem the Alpharma notes.

We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. As of December 31, 2008, our variable rate debt totaled $625.0 million and a 1% change in interest rates would have an annualized pre-tax effect of $4.3 million in our consolidated statements of operations and cash flows as of December 31, 2008. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate movements create fluctuations in U.S. Dollar reported amounts of foreign subsidiaries whose local currencies are their respective functional currencies. We primarily use forward foreign exchange contracts to hedge certain cash flows denominated in currencies other than the foreign subsidiary’s functional currency. Such cash flows are normally represented by actual receivables and payables and anticipated receivables and payables for which there is a firm commitment.

At December 31, 2008, the Company had forward foreign exchange contracts mainly denominated in Euros, Pound Sterling, Canadian Dollar, U.S. Dollar, Mexican Peso and Chinese Yuan with a notional amount of $291.2 million. The fair market value of such contracts has been recognized in the financial statements and is not material. All contracts expire in the first quarter of 2009. The cash flows expected from the contracts will generally offset the cash flows of related non-functional currency transactions. The change in notional value of the foreign currency forward contracts resulting from a 10% movement in foreign currency exchange rates would be approximately $29.0 million and generally would be offset by the change in value of the hedged receivable or payable. Such contracts are not designated hedges for accounting purposes.

Investment Risk

We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method. For additional information related to our investment in debt securities, please see “Liquidity and Capital Resources” above.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2008 and 2007 and for each of the three years ended December 31, 2008, 2007 and 2006 are included under Item 15 and begin on page F-1.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2008.

Based on this evaluation by management, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that internal control over financial reporting was effective as of December 31, 2008.

As discussed in Item 1 of this annual report under the caption “Business” and in Note 9 to our consolidated financial statements included in this annual report, on December 29, 2008, we completed our acquisition of Alpharma. As permitted by the rules and regulations of the SEC, we have excluded Alpharma from our evaluation of our internal control over financial reporting as of December 31, 2008. Total assets of Alpharma represent approximately 39.7% of, and are included in, our consolidated total assets as of December 31, 2008. Since we acquired Alpharma at the end of December 2008, the financial results of Alpharma are excluded from our financial results.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As set forth above, we excluded Alpharma from our evaluation of internal control over financial reporting for the quarter and year ended December 31, 2008. In the future, the acquired company will be material to our results of operations, financial position, and cash flows, and we are in the process of integrating the internal controls over financial reporting of Alpharma into our internal control structure and evaluation process.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors, Executive Officers and Corporate Governance, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2009 annual meeting of shareholders, which will be filed with the SEC not later than April 30, 2009 (120 days after the end of the fiscal year covered by this report).

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Financial Statements

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b)	Exhibits

The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number		Description

1	.1(1)	Underwriting Agreement, dated March 15, 2007, between Alpharma Inc. and Banc of America Securities LLC
2	.1(2)	Stock and Asset Purchase Agreement among Alpharma Inc., Alpharma (Luxembourg) S.ar.l., Alpharma Bermuda G.P., and Alpharma International (Luxembourg) S.ar.l., Alfanor 7152 AS (under change of name to Otnorbidco AS), Otdenholdco ApS and Otdelholdco Inc., dated February 6, 2008
2	.2(3)	Agreement and Plan of Merger, dated as of November 23, 2008, among King Pharmaceuticals, Inc., Albert Acquisition Corp. and Alpharma Inc.
3	.1(4)	Third Amended and Restated Charter of King Pharmaceuticals, Inc.
3	.2(5)	Amended and Restated Bylaws of King Pharmaceuticals, Inc.
4	.1(5)	Specimen Common Stock Certificate for King Pharmaceuticals, Inc.
4	.2(1)	First Supplemental Indenture between Alpharma and U.S. Bank National Association, dated as of March 20, 2007
4	.3(6)	Warrant Certificate, dated October 3, 2007, issued by Alpharma Inc. to IBSA Institut Biochimique SA
4	.4(7)	Warrant Certificate, dated October 12, 2007, issued by Alpharma Inc. to IDEA AG
4	.5(7)	Warrant Certificate, dated October 12, 2007, issued by Alpharma Inc. to IDEA AG
10	.1(8)*	Alpharma Inc. Amended and Restated Deferred Compensation Plan, effective July 1, 1984, amended October 14, 1994
10	.2(8)*	Amendment No. 1 to the Alpharma Inc. Amended and Restated Deferred Compensation Plan
10	.3(9)*	Amendment to the Alpharma Inc. Deferred Compensation Plan, effective as of June 22, 2006
10	.4(10)*	1989 Incentive Stock Option Plan of Jones Medical Industries, Inc.
10	.5(10)*	Jones Medical Industries, Inc. 1994 Incentive Stock Plan
10	.6(5)*	1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc.

Exhibit
Number		Description

10	.7(10)*	Jones Medical Industries, Inc. 1997 Incentive Stock Plan
10	.8(11)	King Pharmaceuticals, Inc. 1998 Non-Employee Director Stock Option Plan
10	.9(12)*	King Pharmaceuticals, Inc. 401(k) Retirement Savings Plan
10	.10(13)*	The Medco Research, Inc. 1989 Stock Option and Stock Appreciation Rights Plan, as amended through July 29, 1998
10	.11(14)*	Offer Letter to Brian A. Markison, dated July 15, 2004
10	.12(15)*	Offer letter to Joseph Squicciarino dated May 25, 2005
10	.13(15)*	Offer letter to Eric J. Bruce dated May 19, 2005
10	.14(16)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.15(16)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Option Certificate and Nonstatutory Stock Option Grant Agreement
10	.16(17)	Settlement Agreement, dated as of October 31, 2005, among the United States of America acting through the entities named therein, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc.
10	.17(17)	Settlement Agreement, dated as of October 31, 2005, among the state of Massachusetts, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc. and general description of the other state settlement agreements
10	.18(17)	Corporate Integrity Agreement, dated as of October 31, 2005, between the Office of Inspector General of the Department of Health and Human Services and King Pharmaceuticals, Inc.
10	.19(18)*	King Pharmaceuticals, Inc. Incentive Plan
10	.20(19)†	Collaboration Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of November 9, 2005
10	.21(19)†	License Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of December 29, 2005
10	.22(19)†	License Agreement, by and between King Pharmaceuticals, Inc. and Mutual Pharmaceutical Company, Inc., dated as of December 6, 2005
10	.23(20)	Amended and Restated Copromotion Agreement between King Pharmaceuticals, Inc. and Wyeth, effective as of January 1, 2006
10	.24(9)*	Amendment No. 1 to the A.L. Pharma Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 2005), effective March 31, 2006
10	.25(21)	Indenture, dated as of March 29, 2006, among King Pharmaceuticals, Inc., the Subsidiary Guarantors parties hereto and The Bank of New York Trust Company, N.A., as Trustee
10	.26(21)	Registration Rights Agreement dated as of March 29, 2006 between King Pharmaceuticals, Inc., the Guarantors and the Initial Purchasers of King’s 1 1 / 4% Convertible Notes due 2026, represented by Citigroup Global Markets Inc.
10	.27(22)	Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto and Bank of America, N.A., in its capacity as Lender, Issuing Bank, and collateral and administrative agent, dated March 10, 2006
10	.28(9)	Letter Amendment to Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as collateral and administrative agent, dated July 28, 2006
10	.29(9)	Letter Amendment to Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as collateral and administrative agent, dated October 6, 2006
10	.30(1)	Letter Amendment to Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as collateral and administrative agent, dated March 14, 2007

Exhibit
Number		Description

10	.31(7)	Letter Amendment to Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as collateral and administrative agent, dated August 24, 2007
10	.32(7)	Letter Amendment to Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as collateral and administrative agent, dated September 3, 2007
10	.33(7)	Letter Amendment to Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as collateral and administrative agent, dated October 22, 2007
10	.34(23)	Letter Amendment to Amended and Restated Loan and Security Agreement, among Alpharma Inc., certain of its subsidiaries, various financial institutions party thereto from time to time and Bank of America, N.A., in its capacity as collateral and administrative agent, dated October 7, 2008
10	.35(24)†	Generic Distribution Agreement by and between King Pharmaceuticals, Inc. and Cobalt Pharmaceuticals, Inc., dated as of February 12, 2006
10	.36(24)†	Product Supply Agreement by and among King Pharmaceuticals, Inc., Selamine Limited, Robin Hood Holdings Limited and Arrow Pharm Malta Limited, dated as of February 12, 2006
10	.37(24)†	Ramipril Application License Agreement by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., Arrow International Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.38(24)†	Ramipril Patent License Agreement by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., Selamine Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.39(24)†	Amended and Restated U.S. Product Manufacturing Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated as of February 27, 2006
10	.40(24)	First Amendment to the U.S. Product Agreement by and between King Pharmaceuticals, Inc., Sanofi-Aventis U.S. LLC and Sanofi-Aventis Deutschland GmbH, dated as of February 27, 2006
10	.41(24)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Agreement (One Year Performance Cycle)
10	.42(24)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Agreement (Three Year Performance Cycle)
10	.43(25)	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.44(26)	Purchase Agreement between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006
10	.45(27)	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.46(28)	Amendment No. 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of January 3, 2007, effective as of November 30, 2006
10	.47(29)	Amendment No. 2 to Purchase Agreement, by and between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and Ligand Pharmaceuticals Incorporated, effective as of February 26, 2007
10	.48(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Option and Nonstatutory Stock Option Agreement
10	.49(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.50(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form Of Long-Term Performance Unit Award Agreement (One Year Performance Cycle)

Exhibit
Number		Description

10	.51(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form Of Long-Term Performance Unit Award Agreement (Three Year Performance Cycle)
10	.52(31)*	2007 Executive Management Incentive Awards
10	.53(32)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Retention Grant Agreement
10	.54(32)	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Unit Certificate and Restricted Stock Unit Grant Agreement
10	.55(32)*	King Pharmaceuticals, Inc. Incentive Plan: Form Of Long-Term Performance Unit Award Agreement (One Year Performance Cycle)
10	.56(32)*	King Pharmaceuticals, Inc. Incentive Plan: Form Of Long-Term Performance Unit Award Agreement (Three Year Performance Cycle)
10	.57(32)	Director Compensation Policy for Non-Employee Directors, amended May 16, 2007
10	.58(4)	Credit Agreement dated as of April 19, 2007 among King Pharmaceuticals, Inc.; the Lenders named therein; Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent and Swingline Lender; Bank of America, N.A. and UBS Securities LLC, as Co-Syndication Agents; Citigroup Global Markets Inc., Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents; U.S. Bank National Association as Managing Agent; and Credit Suisse Securities as Sole Lead Arranger and Bookrunner
10	.59(33)†	Asset Purchase Agreement by and among King Pharmaceuticals, Inc., Monarch Pharmaceuticals, Inc., Parkedale Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., and JHP Pharmaceuticals, LLC dated as of July 14, 2007
10	.60(7)	Exclusive License and Distribution Agreement, by and between IBSA Institut Biochimique SA (Switzerland) and Alpharma Pharmaceuticals LLC, dated as of August 16, 2007
10	.61(7)	Exclusive License and Distribution Agreement for TIROSINT by and between IBSA Institut Biochimique SA (Switzerland) and Alpharma Pharmaceuticals LLC, dated as of August 16, 2007
10	.62(7)	Exclusive License Agreement, dated September 4, 2007, between IDEA AG and Alpharma Ireland Limited
10	.63(7)	Registration Rights Agreement, dated October 12, 2007 between Alpharma Inc., IDEA AG and any Stockholders
10	.64(34)*	Amended and Restated King Pharmaceuticals, Inc. Severance Pay Plan: Tier I, effective October 16, 2007
10	.65(35)*	License, Development and Commercialization Agreement, between King Pharmaceuticals Research and Development, Inc. and Acura Pharmaceuticals, Inc., dated October 30, 2007
10	.66(35)	King Pharmaceuticals, Inc. Deferred Compensation Plan
10	.67(36)*	Amended and Restated King Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Plan
10	.68(36)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.69(37)*	Alpharma Inc. 2005 Supplemental Savings Plan, Amended and Restated, effective January 1, 2008
10	.70(37)*	Alpharma Inc. 2007 Supplemental Savings Plan, effective January 1, 2008
10	.71(37)*	A.L. Pharma Inc. Supplemental Pension Plan (amended and restated, effective January 1, 2008)
10	.72(37)*	Alpharma Inc. Supplemental Savings Plan (amended and restated, effective January 1, 2008)
10	.73(38)	Termination of Litigation Agreement, dated January 2, 2008, by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePharma LLC
10	.74(38)	Metaxalone 800 mg Product Agreement, dated January 2, 2008, by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePharma LLC
10	.75(37)*	Alpharma Inc. Severance Plan, Amended and Restated Effective January 25, 2008
10	.76(37)*	Alpharma Inc. Change in Control Plan, Amended and Restated Effective January 25, 2008

Exhibit
Number		Description

10	.77(39)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.78(39)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.79(39)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (One-Year Performance Cycle)
10	.80(39)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (Three-Year Performance Cycle)
10	.81(40)*†	2008 Executive Management Incentive Awards
10	.82(41)	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.83(42)	First Amendment to License Agreement, dated March 31, 2008, between IDEA AG and Alpharma Ireland Limited
10	.84(43)	Product Development Agreement between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePhrma LLC, dated June 18, 2008
10	.85(43)	Director Compensation Policy for Non-Employee Directors of King Pharmaceuticals, Inc., amended July 30, 2008
10	.86(44)	Settlement Agreement, dated August 21, 2008, by and among King Pharmaceuticals, Inc., other defendants, and Representative Plaintiffs related to a certain consolidated shareholder derivative action entitled, In Re: King Pharmaceuticals, Inc. Derivative Litigation
10	.87(23)	Development and License Agreement between Durect Corporation and Alpharma Ireland Limited, dated as of September 19, 2008
10	.88(45)	Amendment No. 1, dated as of December 5, 2008, to Credit Agreement, dated as of April 19, 2007, among King Pharmaceuticals, Inc.; the Lenders named therein; Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent and Swingline Lender; Bank of America, N.A. and UBS Securities LLC, as Co-Syndication Agents; Citigroup Global Markets Inc., Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents; U.S. Bank National Association as Managing Agent; Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners
10	.89(45)	Asset Purchase Agreement by and between King Pharmaceuticals, Inc. and Actavis Elizabeth, L.L.C., dated as of December 17, 2008.
10	.90(45)	Term Loan Credit Agreement, dated as of December 29, 2008, among King Pharmaceuticals, Inc., the Lenders party thereto, Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunners and Joint Lead Arrangers, Wachovia Bank, National Association and SunTrust Bank as Co-Syndication Agents, DNB First Bank and U.S. Bank National Association as Co-Documentation Agents, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank, New York Branch, Siemens Financial Services, Inc., The PrivateBank and Trust Company and Union Bank, N.A. as Senior Managing Agents
14	.1(46)	Corporate Code of Conduct and Ethics
21.1		Subsidiaries of the Registrant as of February 25, 2009
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Alpharma Inc.’s Current Report on Form 8-K filed on March 20, 2007.

(2)	Incorporated by reference to Alpharma Inc.’s Current Report on Form 8-K filed on February 7, 2008.

(3)	Incorporated by reference to King’s Current Report on Form 8-K filed November 24, 2008.

(4)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 7, 2007.

(5)	Incorporated by reference to King’s Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.

(6)	Incorporated by reference to Alpharma Inc.’s Current Report on Form 8-K filed October 10, 2007.

(7)	Incorporated by reference to Alpharma Inc.’s Quarterly Report on Form 10-Q filed on October 30, 2007.

(8)	Incorporated by reference to Alpharma Inc.’s Annual Report on Form 10-K filed on March 16, 2006.

(9)	Incorporated by reference to Alpharma Inc.’s Annual Report on Form 10-K filed on March 1, 2007.

(10)	Incorporated by reference to King’s Registration Statement on Form S-8 (File No. 333-45284) filed September 6, 2000.

(11)	Incorporated by reference to King’s Registration Statement on Form S-8 (File No. 333-45276) filed September 6, 2000.

(12)	Incorporated by reference to King’s Registration Statement on Form S-8 (File No. 333-73053) filed February 26, 1999.

(13)	Incorporated by reference to King’s Registration Statement on Form S-8 (File No. 333-32072) filed March 9, 2000.

(14)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed March 21, 2005.

(15)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2005.

(16)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2005.

(17)	Incorporated by reference to King’s Current Report on Form 8-K filed November 4, 2005.

(18)	Incorporated by reference to King’s Definitive Proxy Statement, filed April 28, 2005, related to the 2005 annual meeting of shareholders.

(19)	Incorporated by reference to King’s Annual Report on Form 10-K filed March 3, 2006.

(20)	Incorporated by reference to King’s Quarterly Report of Form 10-Q filed November 9, 2006.

(21)	Incorporated by reference to King’s Current Report on Form 8-K filed March 30, 2006.

(22)	Incorporated by reference to Alpharma Inc.’s Quarterly Report on Form 10-Q filed on May 2, 2006.

(23)	Incorporated by reference to Alpharma Inc.’s Quarterly Report on Form 10-Q filed on October 29, 2008.

(24)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 10, 2006.

(25)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2006.

(26)	Incorporated by reference to King’s Current Report on Form 8-K filed September 12, 2006.

(27)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed November 9, 2006.

(28)	Incorporated by reference to King’s Current Report on Form 8-K filed January 5, 2007.

(29)	Incorporated by reference to King’s Current Report on Form 8-K filed March 2, 2007.

(30)	Incorporated by reference to King’s Current Report on Form 8-K filed March 27, 2007.

(31)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 10, 2007.

(32)	Incorporated by reference to King’s Current Report on Form 8-K filed May 21, 2007.

(33)	Incorporated by reference to King’s Current Report on Form 8-K filed July 19, 2007.

(34)	Incorporated by reference to King’s Current Report on Form 8-K filed October 22, 2007.

(35)	Incorporated by reference to King’s Current Report on Form 8-K filed November 5, 2007.

(36)	Incorporated by reference to King’s Current Report on Form 8-K filed December 5, 2007.

(37)	Incorporated by reference to Alpharma Inc.’s Annual Report on Form 10-K filed February 27, 2008.

(38)	Incorporated by reference to King’s Current Report on Form 8-K filed January 8, 2008.

(39)	Incorporated by reference to King’s Current Report on Form 8-K filed April 1, 2008.

(40)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 8, 2008.

(41)	Incorporated by reference to King’s Current Report on Form 8-K filed May 21, 2008.

(42)	Incorporated by reference to Alpharma Inc.’s Quarterly Report on Form 10-Q filed May 9, 2008.

(43)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 7, 2008.

(44)	Incorporated by reference to King’s Current Report on Form 8-K filed August 27, 2008.

(45)	Filed as an Exhibit to this Report.

(46)	Incorporated by reference to King’s Current Report on Form 8-K filed December 8, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
King Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under item 9A, management has excluded Alpharma, Inc. (“Alpharma”) from its assessment of internal control over financial reporting as of December 31, 2008 because it was acquired by the Company in a purchase business combination during 2008. We have also excluded Alpharma from our audit of internal control over financial reporting. Alpharma is a wholly-owned subsidiary whose total assets represent 39.7% of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 27, 2009

KING PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
as of December 31, 2008 and 2007
(In thousands, except share data)

	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$940,212	$20,009
Investments in debt securities	6,441	1,344,980
Marketable securities	511	1,135
Accounts receivable, net of allowance of $4,713 and $5,297	245,070	183,664
Inventories	258,303	110,308
Deferred income tax assets	89,513	100,138
Income tax receivable	—	20,175
Prepaid expenses and other current assets	129,214	39,245

Total current assets	1,669,264	1,819,654

Property, plant and equipment, net	421,321	257,093
Intangible assets, net	934,219	780,974
Goodwill	450,548	129,150
Deferred income tax assets	303,722	343,700
Investments in debt securities	353,848	—
Other assets (includes restricted cash of $16,580 and $16,480)	124,774	96,251

Total assets	$4,257,696	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$140,908	$76,481
Accrued expenses	411,488	376,604
Income taxes payable	10,448	—
Short-term debt	5,230	—
Current portion of long-term debt	439,047	—

Total current liabilities	1,007,121	453,085

Long-term debt	963,222	400,000
Other liabilities	110,022	62,980

Total liabilities	2,080,365	916,065

Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, 15,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 600,000,000 shares authorized, 246,487,232 and 245,937,709 shares issued and outstanding	1,313,321	1,283,440
Retained earnings	892,297	1,225,360
Accumulated other comprehensive income (loss)	(28,287)	1,957

Total shareholders’ equity	2,177,331	2,510,757

Total liabilities and shareholders’ equity	$4,257,696	$3,426,822

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2008, 2007 and 2006
(In thousands, except share data)

	2008	2007	2006

Revenues:
Net sales	$1,485,619	$2,054,293	$1,908,143
Royalty revenue	79,442	82,589	80,357

Total revenues	1,565,061	2,136,882	1,988,500

Operating costs and expenses:
Costs of revenues, exclusive of depreciation, amortization and impairments shown below	394,825	566,534	419,808

Selling, general and administrative, exclusive of co-promotion fees	408,955	511,303	496,215
Co-promotion fees	37,065	179,731	217,750

Total selling, general and administrative	446,020	691,034	713,965

Research and development	145,173	149,425	143,596
Research and development — in process upon acquisition	598,500	35,310	110,000

Total research and development	743,673	184,735	253,596

Depreciation and amortization	150,713	173,863	147,549
Asset impairments	40,995	223,025	47,842
Restructuring charges	7,098	70,178	3,194
Acquisition related costs	1,382	—	—

Total operating costs and expenses	1,784,706	1,909,369	1,585,954

Operating (loss) income	(219,645)	227,513	402,546

Other income (expense):
Interest income	36,970	42,491	32,152
Interest expense	(7,943)	(7,818)	(9,857)
Loss on investment	(7,451)	(11,591)	—
Gain on early extinguishment of debt	—	—	628
Other, net	(3,635)	223	(1,157)

Total other income	17,941	23,305	21,766

(Loss) income from continuing operations before income taxes	(201,704)	250,818	424,312
Income tax expense	131,359	67,600	135,730

(Loss) income from continuing operations	(333,063)	183,218	288,582
Discontinued operations:
(Loss) income from discontinued operations	—	(369)	572
Income tax (benefit) expense	—	(132)	205

Total (loss) income from discontinued operations	—	(237)	367

Net (loss) income	$(333,063)	$182,981	$288,949

(Loss) income per common share:
Basic: (Loss) income from continuing operations	$(1.37)	$0.75	$1.19
(Loss) income from discontinued operations	—	—	—

Net (loss) income	$(1.37)	$0.75	$1.19

Diluted: (Loss) income from continuing operations	$(1.37)	$0.75	$1.19
(Loss) income from discontinued operations	—	—	—

Net (loss) income	$(1.37)	$0.75	$1.19

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2006, 2007 and 2008
(In thousands, except share data)

					Accumulated
					Other
	Common Stock		Unearned	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total

Balance, December 31, 2005	242,493,416	$1,222,246	$(8,764)	$754,953	$4,987	$1,973,422

Adoption of Statement of Financial Accounting Standard 123(R)	—	(8,764)	8,764	—	—	—
Comprehensive income:
Net income	—	—	—	288,949	—	288,949
Net unrealized loss on marketable securities, net of tax of $2,761	—	—	—	—	(5,067)	(5,067)
Foreign currency translation	—	—	—	—	(202)	(202)

Total comprehensive income						283,680

Stock-based award activity	657,807	31,504	—	—	—	31,504

Balance, December 31, 2006	243,151,223	$1,244,986	$—	$1,043,902	$(282)	$2,288,606

Comprehensive income:
Net income	—	—	—	182,981	—	182,981
Reclassification of unrealized losses on marketable securities to earnings, net of tax of $377	—	—	—	—	615	615
Foreign currency translation	—	—	—	—	1,624	1,624

Total comprehensive income						185,220

Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	—	(1,523)	—	(1,523)
Stock-based award activity	2,786,486	38,454	—	—	—	38,454

Balance, December 31, 2007	245,937,709	$1,283,440	$—	$1,225,360	$1,957	$2,510,757

Comprehensive income:
Net loss	—	—	—	(333,063)	—	(333,063)
Net unrealized loss on investments in debt securities, net of taxes of $17,219	—	—	—	—	(28,092)	(28,092)
Foreign currency translation	—	—	—	—	(2,152)	(2,152)

Total comprehensive loss						(363,307)

Stock-based award activity	549,523	29,881	—	—	—	29,881

Balance at December 31, 2008	246,487,232	$1,313,321	$—	$892,297	$(28,287)	$2,177,331

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006

Cash flows from operating activities of continuing operations:
Net (loss)/income	$(333,063)	$182,981	$288,949
Loss (income) from discontinued operations	—	237	(367)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	150,713	173,863	147,549
Amortization of deferred financing costs	2,148	2,057	2,874
Deferred income taxes	37,313	(91,229)	(39,010)
Impairment of intangible assets	40,995	176,671	47,842
Loss on sale of assets	—	46,354	—
Inventory write-down	—	79,807	—
In-process research and development charges	598,500	35,310	110,000
Gain on early extinguishment of debt	—	—	(628)
Loss on investment	7,451	11,591	—
Other non-cash items, net	(530)	2,591	573
Stock based compensation	34,514	27,652	24,718
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	37,956	80,106	(41,746)
Inventories	22,785	55,056	48,275
Prepaid expenses and other current assets	16,785	(43,555)	(45,796)
Other assets	27,078	(3,470)	(20,173)
Accounts payable	9,673	(16,276)	(8,568)
Accrued expenses and other liabilities	(180,960)	(33,408)	(50,458)
Deferred revenue	(4,680)	(4,680)	(6,886)
Income taxes	24,713	(9,009)	8,479

Net cash provided by operating activities of continuing operations	491,391	672,649	465,627

Cash flows from investing activities of continuing operations:
Purchases of investments in debt securities	(279,175)	(2,744,575)	(1,705,517)
Proceeds from maturity and sale of investments in debt securities	1,207,080	2,289,780	1,309,995
Transfer (to)/from restricted cash	(100)	(512)	128,561
Acquisition of Alpharma, net of cash acquired	(1,024,761)	—	—
Acquisition of Avinza®	(44)	(296,437)	—
Purchases of property, plant and equipment	(57,455)	(49,602)	(45,816)
Purchases of product rights and intellectual property	(12,065)	(98,942)	(85,795)
Proceeds from sale of assets	10,410	86,287	—
Loan to Ligand	—	37,750	(37,750)
Other investing activities	—	—	7

Net cash used in investing activities of continuing operations	(156,110)	(776,251)	(436,315)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	439	10,656	7,338
Net (payments) proceeds related to stock-based award activity	(2,441)	705	484
Proceeds from issuance of long-term debt	617,000	—	400,000
Payments on long-term debt	—	—	(342,691)
Debt issuance costs	(30,076)	(1,527)	(10,680)

Net cash provided by financing activities of continuing operations	584,922	9,834	54,451

Increase (decrease) in cash and cash equivalents	920,203	(93,768)	83,763
Cash and cash equivalents, beginning of year	20,009	113,777	30,014

Cash and cash equivalents, end of year	$940,212	$20,009	$113,777

Supplemental disclosure of cash paid for: Interest	$5,985	$6,047	$8,200

Supplemental disclosure of cash paid for: Taxes	$69,207	$171,924	$163,901

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	The Company

King Pharmaceuticals, Inc. (“King” or the “Company”) is a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products and animal health products. King markets its branded prescription pharmaceutical products primarily through a dedicated sales force to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico. The Company’s animal health products are primarily marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. The Company has sales offices in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere the Company’s animal health products are sold primarily through the use of distributors and other third-party sales companies. Through a team of inside sales professionals, the Company markets a portfolio of acute care auto-injector products to the pre-hospital emergency services market, which includes U.S. federal, state and local governments, public health agencies, emergency medical personnel and first responders. The Company is also the exclusive manufacturer and supplier of a commercial auto-injector which is sold worldwide by a third party, except in Canada, where the Company markets, distributes and sells the product. In addition, the Company receives royalties from the rights to certain products (including Adenoscan®) previously sold.

These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. See Note 9. All intercompany transactions and balances have been eliminated in consolidation.

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

Other significant estimates include accruals for Medicaid, Medicare and commercial rebates; returns; chargebacks; allowances for doubtful accounts; and estimates used in applying the revenue recognition policy. Reserves for returns; chargebacks; Medicaid, Medicare and commercial rebates each use the estimate of the level of inventory of the Company’s branded prescription pharmaceutical products in the distribution channel at the end of the period. The estimate of the level of inventory of the Company’s branded prescription pharmaceutical products in the distribution channel is based primarily on data provided by our three key wholesalers under inventory management agreements.

The Company is subject to risks and uncertainties that may cause actual results to differ from the related estimates, and the Company’s estimates may change from time to time in response to actual developments and new information.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible Assets and Goodwill.  Intangible assets, which primarily include acquired product rights, trademarks, tradenames and patents, are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from one to forty years, using primarily the straight-line method. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other factors. The Company evaluates the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through the quarterly evaluation of intangibles for impairment. The Company reviews its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company reviews goodwill for possible impairment annually, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In evaluating goodwill for impairment, the Company estimates fair value of the Company’s individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, the Company’s amortization policies reflect judgments on the estimated useful lives of assets.

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

The Company’s product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return, which is in turn based in part on estimates of the remaining shelf-life of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company estimates its commercial, Medicare and Medicaid rebate accruals based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and the terms of its commercial, Medicare and Medicaid rebate obligations. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our branded prescription pharmaceutical products in the distribution channel is based primarily on data provided by our three key wholesalers under inventory management agreements.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in demand for products or experiences higher than historical rates of returns caused by unexpected discrete events, it further analyzes these products for potential additional supplemental reserves.

Shipping and Handling Costs.  The Company incurred $2,884, $3,527, and $3,777 in 2008, 2007, and 2006, respectively, related to third-party shipping and handling costs classified as selling, general and administrative expenses in the consolidated statements of operations. The Company does not bill customers for such costs.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents include institutional money market funds and bank time deposits.

Restricted Cash.  Cash escrowed for a specific purpose is designated as restricted cash.

Investments in Debt Securities.  Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Temporary gains or losses are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Other-than-temporary gains or losses are included in income (expense) on the Consolidated Statement of Operations.

As of December 31, 2008, the Company’s investments in debt securities of $360,289 consisted solely of tax-exempt auction rate securities and the Company had not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities are limited to issues which are rated AA or higher at the time of purchase. The Company has realized no loss of principal with respect to these investments.

On February 11, 2008, the Company began to experience auction failures. In the event of an auction failure, the interest rate on the security is set according to the contractual terms in the underlying indenture. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. For additional information regarding investments in debt securities, please see Note 15.

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

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Product samples held for distribution to physicians and other healthcare providers

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represent approximately 3% and 4% of inventory as of December 31, 2008 and 2007, respectively. The Company has fixed purchase commitments under supply contracts for certain raw materials. A loss accrual is recorded when the total inventory for a product is projected to be more than the forecasted demand.

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

Foreign currency translation and transactions.  The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity.

Financial Instruments and Derivatives.  The Company does not use financial instruments for trading purposes. At December 31, 2008 and 2007 the Company had utility contracts which qualify as normal purchase and sales, derivatives associated with the Convertible Senior Notes (see Note 13), and forward foreign exchange contracts. The Company carries its derivative instruments at their fair value on the balance sheet date.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respect to a product on or after its regulatory approval are capitalized and amortized over the remaining useful life of the product. Amounts capitalized for these payments are included in intangible assets.

Deferred Financing Costs.  Financing costs related to the $400,000 convertible senior notes are being amortized over seven years to the first date the debt can be put by the holders to the Company. Financing costs related to the senior secured revolving credit facility are being amortized over five years, the term of the facility. Financing costs related to the Term Loan are being amortized over 4 years. See Note 13 for further discussion.

Insurance.  The Company is self-insured with respect to its healthcare benefit program. The Company pays a fee to a third party to administer the plan. The Company has stop loss coverage on a per employee basis as well as in the aggregate. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

Advertising.  The Company expenses advertising costs as incurred and these costs are classified as selling, general and administrative expenses in the consolidated statements of operations. Advertising costs for the years ended December 31, 2008, 2007, and 2006 were $88,106, $125,064, and $92,492, respectively.

Promotional Fees to Wyeth.  On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement as amended. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006, the Company entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace® which extended the term to December 31, 2010. Effective January 1, 2007, the Company assumed full responsibility for selling, marketing and promoting Altace®. Under the Amended Co-Promotion Agreement, the Company will pay Wyeth a reduced annual fee based on net sales of Altace®. The annual fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected fee for the year to applicable expected Altace® net sales for the year. See Note 9 for further discussion.

3.	Invalidation of Altace® Patent

In September 2007, the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) declared invalid U.S. Patent No. 5,061,722 (the “722 patent”) that covered the Company’s Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (the “District Court”), which had upheld the validity of the patent. The Company filed with the Circuit Court a petition for rehearing and rehearing en banc, but this petition was denied in December 2007. The Circuit Court issued the mandate to the District Court on December 10, 2007, beginning the 180-day Hatch-Waxman exclusive marketing period for the first generic competitor who entered the market in December 2007 with a generic substitute for the Company’s Altace®. Additional competitors entered the market in June 2008 with generic substitutes for our Altace® product. For additional information regarding this legal proceeding, please see Note 19.

As a result of the entry of generic competition, Altace® net sales have significantly decreased and the Company expects net sales of Altace® will continue to decline significantly in the future. As a result, during 2007 the Company recorded charges of $146,444 associated with Altace® intangible assets, $78,812 associated with Altace® inventory and $25,755 associated with minimum purchase commitments for excess Altace® raw material. Net sales of Altace® were $166,406 in 2008 and $645,989 in 2007. For additional information regarding the Altace® intangible assets, please see Note 10. For additional information regarding Altace® inventory, please see Note 7.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Change in Estimate

The Company’s calculation of its product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. The Company also considers current wholesale inventory levels of the Company’s products.

Because actual returns related to sales in prior periods were lower than the Company’s original estimates, it recorded a decrease in its reserve for returns in the first quarter of 2007 and the first quarter of 2006. During the first quarter of 2007, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded prescription pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5,000. During the first quarter of 2006, the Company decreased its reserve for returns by approximately $8,000 and increased its net sales from branded prescription pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2006 operating income was an increase of approximately $6,000.

During the third quarter of 2006, the Company reduced its rebate expense and increased net sales from branded prescription pharmaceutical products by approximately $9,300 due to the determination that a liability established in 2005 for a government pricing program for military dependents and retirees was no longer probable.

5.	Receivables

Receivables, net of allowance for doubtful accounts, consist of the following:

	2008	2007

Trade	$218,027	$159,362
Royalty	18,182	21,753
Other	8,861	2,549

Total Receivables	$245,070	$183,664

6.	Concentrations of Credit Risk

A significant portion of the Company’s sales is to wholesaler customers in the branded prescription pharmaceutical industry. The Company monitors the extension of credit to wholesaler customers and has not experienced significant credit losses. The following table represents the relative percentage of accounts receivable from significant wholesaler customers compared to net accounts receivable:

	2008	2007

Customer A	17%	25%
Customer B	23%	26%
Customer C	12%	14%

The following table represents a summary of sales to significant wholesaler customers as a percentage of the Company’s gross sales, including revenues from discontinued operations:

	2008	2007	2006

Customer A	30%	35%	32%
Customer B	28%	27%	29%
Customer C	14%	13%	13%

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Inventory

Inventory consists of the following:

	2008	2007

Raw materials	$82,273	$129,781
Work-in process	62,836	27,590
Finished goods (including $7,385 and $3,901 of sample inventory, respectively)	176,582	61,324

	321,691	218,695
Less inventory valuation allowance	(63,388)	(108,387)

	$258,303	$110,308

In December 2007, the Company’s ‘722 patent that covered the Company’s Altace® product was invalidated by the Circuit Court. For additional information please see Note 3. As a result of the invalidation of the ‘722 patent, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company concluded that it had more Altace® raw material inventory than is required to meet anticipated future demand for the product. Accordingly, during 2007 the Company recorded charges in the amount of (i) $78,812 for an inventory valuation allowance for a portion of the Altace® raw material inventory on hand; and (ii) $25,755 for a portion of the Company’s estimated remaining minimum purchase requirements for excess Altace® raw material. These charges are included in cost of revenues during 2007, exclusive of depreciation, amortization and impairments, on the Consolidated Statements of Operations.

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2008	2007

Land	$16,415	$12,072
Buildings and improvements	199,707	123,063
Machinery and equipment	333,510	213,522
Capital projects in progress	59,731	62,638

	609,363	411,295
Less accumulated depreciation	(188,042)	(154,202)

	$421,321	$257,093

Included in net property, plant and equipment as of December 31, 2008 and 2007 are computer software costs of $14,813 and $18,339, respectively.

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $38,267, $41,725 and $41,785, respectively, which includes $10,370, $7,209 and $6,815, respectively, related to computer software.

For the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest of approximately $562, $279 and $1,243, respectively, related to construction in process.

In July 2007, the Company entered into an asset purchase agreement with JHP Pharmaceuticals, LLC (“JHP”), pursuant to which JHP acquired the Company’s Rochester, Michigan sterile manufacturing facility, some of the Company’s legacy products that are manufactured there and the related contract manufacturing business. The Company retained its stand-alone Bicillin® (sterile penicillin products) manufacturing facility which is also located in Rochester, Michigan. For additional discussion, please see Note 9.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company decided to proceed with the implementation of its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in the first half of 2009. The Company believes that the assets associated with the St. Petersburg facility are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, during 2006, the Company shortened the estimated useful lives of assets at the St. Petersburg facility and therefore accelerated the depreciation of these assets. For additional discussion, please see Note 25.

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

9.	Acquisitions, Dispositions, Co-Promotions and Alliances

On December 29, 2008, the Company completed its acquisition of Alpharma Inc. (“Alpharma”). Alpharma is a branded specialty pharmaceutical company with a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) 1.3% and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine that is designed to provide controlled pain relief and deter certain common methods of misuse and abuse. Alpharma is also a provider of medicated feed additives and water-soluble therapeutics used primarily for poultry, cattle and swine. The Company paid a cash price of $37.00 per share for the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights of Alpharma, totaling approximately $1,527,380, $55,527 associated with Alpharma employee stock-based awards (which were paid in the first quarter of 2009), and incurred $29,967 of expenses related to the transaction resulting in a total purchase price of $1,612,874.

Management believes the Company’s acquisition of Alpharma is particularly significant because it strengthens King’s portfolio and development pipeline of pain management products, and increases its capabilities and expertise in this market. The development pipeline provides it with both near-term and long-term revenue opportunities and the animal health business further diversifies its revenue base. As a result, management believes the acquisition of Alpharma creates a stronger foundation for sustainable, long-term growth for the Company.

The accompanying Statements of Operations do not include any activity for Alpharma in 2008, because the Company acquired Alpharma close to the end of 2008 and the Company chose December 31, 2008 as the convenience date for the acquisition.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The allocation of the initial purchase price and acquisition costs is as follows:

Valuation

Current Assets	$914,083
Current deferred income taxes	27,198
Property, plant and equipment	160,708
Intangible Assets	300,000
Goodwill	321,398
In-Process Research and Development	590,000
Other Long Term Assets	26,680
Current Liabilities	(235,823)
Convertible Debentures	(385,227)
Long-term deferred income taxes	(55,076)
Other Long-Term Liabilities	(51,067)

$1,612,874

The valuation of the intangible assets acquired is as follows:

		Weighted Average
	Valuation	Amortization Period

Flector® Patch	$130,000	11 years
Animal health intangibles	170,000	19 years

Total	$300,000

None of the goodwill is expected to be deductible for tax purposes. The goodwill has been allocated to the segments as follows:

Branded prescription pharmaceuticals	$237,352
Animal health	84,046

Total	$321,398

The above allocation of the purchase price is not yet finalized as the acquisition was completed close to the end of the year and management is continuing to complete its initial estimate of the valuation of assets and liabilities.

The acquisition was financed with available cash on hand, borrowings under the Senior Secured Revolving Credit Facility of $425,000 and borrowings under the Term Loan of $200,000. For additional information on the borrowings please see Note 13.

As indicated above, $590,000 of the purchase price for Alpharma was allocated to acquired in-process research and development for the Embedatm, Oxycodone NT and Hydrocodone NT projects in the amounts of $410,000, $90,000 and $90,000, respectively. The value of the acquired in-process research and development projects was expensed on the date of acquisition, as they had not received regulatory approval and had no alternative future use. The projects were valued through the application of probability-weighted, discounted cash flow approach. The estimated cash flows were projected over periods of 10 to 14 years utilizing a discount rate of 25% to 30%.

The Embedatm NDA was submitted to the FDA in June 2008. The success of the project is dependent upon NDA approval by the FDA. The Company currently believes it will obtain approval of the Embedatm NDA during 2009.

Oxycodone NT and Hydrocodone NT are long-acting opioids for the treatment of moderate to severe chronic pain that are in the early stages of clinical development. These products are designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone and hydrocodone opioids that are

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently available. If the clinical development program is successful, the Company would not expect to commercialize any sooner than 2011. The estimated cost to complete the development of Oxycodone NT and Hydrocodone NT is approximately $35,000 each. The Company believes there is a reasonable probability of completing these projects successfully, however the success of the projects depends on the outcome of the clinical development programs and approval by the FDA.

The following unaudited pro forma summary presents the financial information as if the acquisition of Alpharma had occurred January 1, 2008 for the year ended December 31, 2008 and on January 1, 2007 for the year ended December 31, 2007. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2008 or January 1, 2007, nor are they indicative of future results. The pro forma results for the years ended December 31, 2008 and 2007 include the $590,000 in-process research & development expense noted above.

	Year Ended
	December 31,
	2008	2007

Total revenues	$2,221,423	$2,671,685
Net (loss) income	(292,339)	(471,784)
Basic (loss) earnings per common share	(1.20)	(1.94)
Diluted (loss) earnings per common share	(1.20)	(1.94)

In connection with the acquisition of Alpharma, the Company and Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission. The Consent Order required the Company to divest the rights to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C. In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, the Company divested the Kadian® product to Actavis. Actavis is entitled to sell Kadian® as a branded or generic product. Prior to such divestiture, Actavis supplied Kadian® to Alpharma.

Actavis will pay a purchase price of up to an aggregate of $127,500 in cash based on the achievement of certain Kadian® quarterly gross profit related milestones for the period beginning January 1, 2009 and ending June 30, 2010. The maximum purchase price payment associated with each calendar quarter is as follows:

Maximum Purchase
Price Payment

First Quarter 2009	$30,000
Second Quarter 2009	$25,000
Third Quarter 2009	$25,000
Fourth Quarter 2009	$20,000
First Quarter 2010	$20,000
Second Quarter 2010	$7,500

None of the quarterly payments above, when combined with all prior payments made by Actavis, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis will not exceed the lesser of (a) $127,500 and (b) the gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period from January 1, 2009 through June 30, 2010. As of December 31, 2008 the Company has recorded a receivable of $115,000 million, reflecting the present value of the estimated future purchase price payments from Actavis.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. On June 9, 2008, the Company, together with Pain Therapeutics, Inc., submitted a New Drug Application (“NDA”) for Remoxy® to the U.S. Food and Drug Administration (“FDA”). Remoxy® is a unique long-acting formulation of oral oxycodone with a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. This formulation uses the Oradurtm technology which provides a unique physical barrier that is designed to provide controlled pain relief and resist certain common methods used to extract the opioid more rapidly than intended as can occur with currently available products.

The Company has paid the following milestone payments under its alliance with Pain Therapeutics:

•	$15,750 during 2008 as a result of the acceptance by the FDA of the NDA filing for Remoxy®,

•	$5,100 during 2008 as a result of the acceptance by the FDA of an investigational new drug application for the third opioid painkiller under this alliance, and

•	$5,000 in 2006 as a result of the acceptance of an investigational new drug application for the second opioid painkiller in development under this alliance.

In addition, the Company could make additional milestone payments in the future of up to $125,000 in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products that are designed to resist certain common methods of misuse and abuse. This includes a $15,000 cash payment upon the approval of Remoxy® by the FDA.

The Company is responsible for research and development expenses related to its alliance with Pain Therapeutics subject to certain limitations set forth in the agreement. After regulatory approval and commercialization of Remoxy® or other opioid products developed through this alliance, the Company will pay a royalty of 15% of cumulative net sales up to $1,000,000 and 20% of cumulative net sales over $1,000,000. King is also responsible for the payment of third-party royalty obligations of Pain Therapeutics related to products developed under this collaboration.

In connection with the strategic alliance with Pain Therapeutics, the initial collaboration fee and acquisition costs of $153,711 were classified as in-process research and development. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Pain Therapeutics filed an NDA in the second quarter of 2008. In December 2008, Pain Therapeutics received a Complete Response Letter from the FDA for the Remoxy® NDA, requiring additional non-clinical information to support approval of Remoxy®. The Company is working with Pain Therapeutics to complete an assessment of the Complete Response Letter and prepare a written response. The Company, together with PTI, plan to meet with the FDA during the second quarter of 2009 to discuss the response. The Company believes there is a reasonable probability of completing the project successfully. However, the success of the project depends on regulatory approval and the ability to successfully manufacture the product. The in-process research and development is part of the branded prescription pharmaceutical segment.

The Company determined Pain Therapeutics is a variable interest entity, but the Company is not considered to be the primary beneficiary of this entity. Therefore, in accordance with the provisions of FIN No. 46, the Company has not consolidated the financial statements of this entity into the Company’s consolidated financial statements.

In June 2008, the Company and CorePharma LLC (“Core”) entered into a Product Development Agreement to collaborate in the development of new formulations of metaxalone, which the Company currently sells under the brand name Skelaxin®. Under the agreement, Core and the Company granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to the Company, and the Company will grant Core a non-exclusive, royalty-free license to use the

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

created intellectual property with any product not containing metaxalone. Pursuant to the agreement, the Company made a non-refundable cash payment to Core of $2,500, which was recognized as in-process research and development expense in the branded prescription pharmaceuticals segment in the second quarter of 2008. The success of the project depends on the completion of successful development activities and upon approval by the FDA of any new formulations of metaxalone that are developed as a result of the collaboration. The Company will reimburse Core for the cost to complete the development activities incurred under the agreement, which are expected to be approximately $2,500, subject to a cap. In addition, the Company is required to make milestone payments based on achievement and success of specified development activities and achievement of net sales thresholds relating to new formulations of metaxalone that may result from the collaboration, plus royalty payments based on net sales attributable to these new formulations of metaxalone.

In October 2007, the Company and Acura Pharmaceuticals, Inc. (“Acura”) entered into a License, Development and Commercialization Agreement to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® Technology in the United States, Canada and Mexico. The agreement provides the Company an exclusive license to Acurox® Tablets (oxycodone HCl/niacin) and another undisclosed opioid product utilizing Acura’s Aversion® Technology. Products formulated with the Aversion® Technology have properties that potentially enable them to deter certain common methods of prescription drug misuse and abuse, including intravenous injection of dissolved tablets, nasal snorting of crushed tablets and intentional swallowing of excessive numbers of tablets. In addition, the agreement provides the Company with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

In May 2008 and December 2008, the Company exercised its option for a third and fourth immediate-release opioid product under its agreement with Acura. In connection with the exercise of the options, the Company paid non-refundable option exercise fees to Acura of $3,000 for each option. These amounts were expensed as in-process research and development in the branded prescription pharmaceuticals segment during 2008 as these projects had not received regulatory approval and had no alternative future use. The Company believes there is a reasonable probability of completing the projects successfully, however the success of the projects depends on completion of a successful clinical development program and the FDA’s approval to market the product. The estimated cost to complete the projects at the exercise of the applicable option was approximately $16,000 for each project.

In June 2008, the Company, together with Acura, reported positive top-line results from the pivotal Phase III clinical trial evaluating Acurox® Tablets. Under the agreement, these results triggered a milestone payment to Acura of $5,000 in the second quarter of 2008, which the Company recorded as research and development expense. On December 30, 2008, an NDA for Acurox® Tablets was submitted to the FDA.

In October 2007, the Company sold its Rochester, Michigan sterile manufacturing facility, some of its legacy products that were manufactured there and the related contract manufacturing business to JHP Pharmaceuticals, LLC (“JHP”) for $91,663, less selling costs of $5,387, resulting in a loss of $46,354. The companies also entered into a manufacturing and supply agreement pursuant to which JHP provides certain fill and finish manufacturing activities with respect to the Company’s hemostatic product, Thrombin-JMI®. The Company retained its stand-alone Bicillin® (sterile penicillin products) manufacturing facility, which is also located in Rochester, Michigan.

In August 2004, the Company entered into a Collaborative Development and Marketing Agreement (the “Agreement”) with Palatin Technologies, Inc. (“Palatin”), to jointly develop and, upon obtaining necessary regulatory approvals, commercialize Palatin’s bremelanotide compound for the treatment of male and female sexual dysfunction. Pursuant to the terms of the Agreement, Palatin granted the Company a co-exclusive license with Palatin to bremelanotide in North America and an exclusive right to collaborate in the licensing or sublicensing of bremelanotide with Palatin outside North America.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2008, the Company holds 5,675,461 shares of common stock of Palatin. For additional information, please see Note 15.

In May 2007, the Company entered into a Product Development Agreement with Mutual Pharmaceutical Company (“Mutual”) and United Research Laboratories (“United”) to jointly research and develop one or more improved formulations of metaxalone. Under this agreement, the Company sought Mutual’s expertise in developing improved formulations of metaxalone, including certain improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United’s rights in intellectual property pertaining to such formulations. The Company paid $3,100 to Mutual for previously incurred development expenses, which was recorded in the second quarter of 2007 as in-process research and development in the branded prescription pharmaceuticals segment. Development activities under this agreement ceased in December 2007.

In September 2006, the Company entered into a definitive asset purchase agreement and related agreements with Ligand Pharmaceuticals Incorporated (“Ligand”) to acquire rights to Ligand’s product Avinza® (morphine sulfate long-acting). Avinza® is a long-acting formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time. The Company completed its acquisition of Avinza® on February 26, 2007, acquiring all the rights to Avinza® in the United States, its territories and Canada. Under the terms of the asset purchase agreement the purchase price was $289,732, consisting of $289,332 in cash consideration and $400 for the assumption of a short-term liability. Additionally, the Company incurred acquisition costs of $6,765. Of the cash payments made to Ligand, $15,000 was set aside in an escrow account to fund potential liabilities Ligand could later owe the Company, of which $7,500 of the escrow funds was released to Ligand in each of the third quarter of 2007 and the first quarter of 2008.

As part of the transaction, the Company has agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. The royalty the Company pays to Ligand consists of a 15% royalty during the first 20 months after the closing date, until October 2008. Subsequent royalty payments to Ligand are based upon calendar year net sales of Avinza® as follows:

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

$296,497

At the time of the acquisition, the intangible assets were assigned useful lives of 10.75 years. The acquisition is allocated to the branded prescription pharmaceuticals segment. The goodwill recognized in this transaction is expected to be fully deductible for tax purposes. The Company financed the acquisition using available cash on hand.

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

In March 2006, the Company acquired the exclusive right to market and sell EpiPen® throughout Canada and other specific assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was $23,924, plus acquisition costs of $682. As an additional component of the purchase price, the Company will pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, the Company will increase intangible assets by the amount of the accrual. As of December 31, 2008, the Company has incurred a total of $8,740 for these earn-out payments. The aggregate of these payments will not exceed $13,164.

The allocation of the initial purchase price and acquisition costs is as follows:

Intangible assets	$23,985
Inventory	618
Fixed assets	3

$24,606

At the time of the acquisition, the intangible assets were assigned useful lives of 9.8 years. The assets acquired and liabilities assumed are recorded in the Meridian Auto-Injector segment. The Company financed the acquisition using available cash on hand.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the agreement with Arrow, the Company recognized the above payments and future payments totaling $110,000 as in-process research and development expense during 2006. This amount was expensed as in-process research and development as the project had not received regulatory approval and had no alternative future use. The in-process research and development project was recorded in the branded prescription pharmaceutical segment. This project included a New Drug Application (“NDA”) filed by Arrow for a tablet formulation of ramipril in January 2006 (the “Ramipril Application”). At the time of the acquisition, the success of the project was dependent on additional development activities and FDA approval. The FDA approved the Ramipril Application on February 27, 2007. Arrow granted the Company an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed amended Ramipril Application for the amount of $5,000. In April 2007, the Company exercised its option and paid $5,000 to Arrow. The Company does not currently anticipate any future revenues associated with its rights to these Ramipril formulations.

In June 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement as amended. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. In July 2006, the Company entered into an Amended and Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace® which extended the term to December 31, 2010. Effective January 1, 2007, the Company assumed full responsibility for selling and marketing Altace®. For the full 2006 year, the Wyeth sales force co-promoted the product with King and Wyeth shared in the marketing expenses. Under the Amended Co-Promotion Agreement, the Company will pay or has paid Wyeth a reduced annual fee as follows:

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

10.	Intangible Assets and Goodwill

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount, accumulated amortization and net book value is as follows:

	2008	2007

Gross carrying amount	$1,605,910	$1,339,257
Accumulated amortization	671,691	558,283

Net book value	$934,219	$780,974

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $112,446, $132,138 and $105,764, respectively. Estimated annual amortization expense for intangible assets owned by the Company at December 31, 2008 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31,	Amount

2009	$152,273
2010	108,462
2011	71,647
2012	71,647
2013	71,647

The table above includes the effect of a Skelaxin® subsequent event. Please see Note 27.

During 2008, primarily as a result of a decline in end-user demand for Synercid®, the Company lowered its sales forecast for this product, which decreased the estimated undiscounted future cash flows associated with the Synercid® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $39,630 during 2008 to adjust the carrying value of the Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Synercid® based on its estimated discounted future cash flows.

In January 2008, the Company entered into an agreement with Core providing Core with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012, or earlier under certain conditions. As a result, the Company decreased the estimated remaining useful life of Skelaxin.

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

Altace®, Intal® Tilade® and Synercid® are included in the Company’s branded prescription pharmaceuticals reporting segment.

As of December 31, 2008, the net intangible assets associated with Synercid® totals approximately $29,008. The Company believes that these intangible assets are not currently impaired based on estimated

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted cash flows associated with these assets. However, if the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at December 31, 2008 and 2007 is as follows:

	Branded	Animal Health	Meridian
	Segment	Segment	Segment	Total

Goodwill at December 31, 2007	$20,740	$—	$108,410	$129,150

Acquisition of Alpharma	237,352	84,046	—	321,398

Goodwill at December 31, 2008	$258,092	$84,046	$108,410	$450,548

11.	Lease Obligations

The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to ten years. Estimated future minimum lease payments as of December 31, 2008 for leases with initial or remaining terms in excess of one year are as follows:

2009	$14,489
2010	12,536
2011	12,268
2012	12,428
2013	12,546
Thereafter	14,634

Lease expense for the years ended December 31, 2008, 2007 and 2006 was approximately $9,996, $13,182 and $12,610, respectively.

12.	Accrued Expenses

Accrued expenses consist of the following:

	2008	2007

Rebates	$79,353	$117,199
Accrued co-promotion fees	3,057	32,720
Product returns	33,471	32,860
Chargebacks	9,965	11,120
Royalties	39,003	41,397
Restructuring	47,878	24,399
Accrued bonuses	41,827	35,969
Alpharma stock compensation	51,201	—
Other	105,733	80,940

	$411,488	$376,604

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Long-Term Debt

Long-term debt consists of the following:

	2008	2007

Convertible senior notes	$400,000	$400,000
Senior secured revolving credit facility	425,000	—
Senior secured term facility	192,042	—
Alpharma convertible senior notes	385,227	—

Total long-term debt	1,402,269	400,000
Less current portion	439,047	—

Long-term portion	$963,222	$400,000

Convertible Senior Notes

During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s U.S. subsidiaries, other than Alpharma and its subsidiaries, on a joint and several basis. The Company expects Alpharma and its U.S. subsidiaries to become guarantors during the first quarter of 2009. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

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

Senior Secured Revolving Credit Facility

On April 23, 2002, the Company established a $400,000 five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475,000 five-year Senior Secured Revolving Credit Facility, as amended on December 5, 2008 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or on September 30, 2011 if the Convertible Senior Notes have not been refinanced. In connection with the Company’s acquisition of Alpharma on December 29, 2008, the Company borrowed $425,000 in principal under the Revolving Credit Facility. The Revolving Credit Facility requires the Company to pledge as collateral 100% of the equity of the Company’s U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. The Company’s obligations under this facility are unconditionally guaranteed on a senior basis by all of King’s U.S. subsidiaries.

Under the Revolving Credit Facility, the Company is required to make prepayments equal to 50% of the Company’s annual excess cash flows (as defined in the related credit agreement), which can be reduced to 25% upon the occurrence of certain events. In addition, the Company is required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments will be allocated among the Revolving Credit Facility and the Term Facility described below in accordance with their credit agreements and will permanently reduce the commitments under the Revolving Credit Facility. However, commitments under the Revolving Credit Facility, would not be reduced in any event below $150.0 million.

In addition, under the terms of the Revolving Credit Facility, the credit commitments will be automatically and permanently reduced, on a quarterly basis, to the amounts set forth below:

December 31, 2009	$403,750
December 31, 2010	$308,750
December 31, 2011	$213,750
March 31, 2012	$190,000

The Company has the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Revolving Credit Facility.

The Company’s borrowings under the Revolving Credit Facility bear interest at annual rates that, at the Company’s option, will be either:

•	a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Credit Suisse and (b) the federal funds effective rate plus 0.5% and (ii) an applicable percentage of 4.0%; or

•	an adjusted LIBO rate generally defined as the sum of (i) the product of (a) LIBOR (by reference to the British Banking Association Interest Settlement Rates) and (b) a fraction the numerator of which is one and the denominator of which is the number one minus certain maximum statutory reserves for eurocurrency liabilities and (ii) an applicable percentage of 5.0%.

Interest on the Company’s borrowings are payable quarterly in arrears for base rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBO rate loans. The Company is required to pay an unused commitment fee on the difference between committed amounts and amounts actually borrowed under the Revolving Credit Facility equal to 0.5% per annum. The Company is required to pay a letter of credit participation fee based upon the aggregate face amount of outstanding letters of credit equal to 5.0% per annum.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Revolving Credit Facility requires the Company to meet certain financial tests, including, without limitation:

•	maintenance of maximum funded debt to consolidated EBITDA ratios that range from 1.50 to 1 to 3.25 to 1 (depending on dates and the occurrence of certain events relating to certain patents); and

•	maintenance of minimum consolidated EBITDA to interest expense ratios that range from 3.75 to 1 to 4.00 to 1 (depending on dates and the occurrence of certain events relating to certain patents).

In addition, the Revolving Credit Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, sale and leaseback transactions, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness, capital expenditures and other matters customarily restricted in such agreements. The Revolving Credit Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees, and change in control.

The Revolving Credit Facility requires the Company to maintain hedging agreements that will fix the interest rates on 50% of the Company’s outstanding long term debt beginning 90 days after the amendment to the facility for a period of two years.

The remaining undrawn committed amount under the Revolving Credit Facility after giving effect to the borrowing described above, and after giving effect to outstanding letters of credit totaling approximately $12,105, is approximately $37,895.

In connection with the borrowings, the Company incurred approximately $21,620 of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date based on the automatic commitment reductions described above.

Senior Secured Term Facility

On December 29, 2008, the Company entered into a $200,000 term loan credit agreement, comprised of a four-year senior secured loan facility (the “Term Facility”) with a maturity date of December 28, 2012. The Company borrowed $200,000 under the Term Facility and received proceeds of $192,000, net of the discount at issuance. The Term Facility requires the Company to pledge as collateral 100% of the equity of the Company’s U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. The Company’s obligations under this facility are unconditionally guaranteed on a senior basis by all of King’s U.S. subsidiaries.

Under the terms of the Term Facility, the Company is required to repay the borrowings in equal quarterly payments that total the following annual amounts:

2009	$30,000
2010	40,000
2011	40,000
2012	90,000

The Company has the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Term Facility.

Under the Term Facility, the Company is required to make prepayments equal to 50% of the Company’s annual excess cash flows (as defined in the related credit agreement), which can be reduced to 25% upon the

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

occurrence of certain events. In addition, the Company is required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments will be allocated among the Term Facility and the Revolving Credit Facility in accordance with these agreements and will reduce on a pro-rata basis any remaining scheduled payments.

The Company’s borrowings under the Term Facility bear interest at annual rates that, at the Company’s option, will be either:

•	5.00% plus the Adjusted LIBO Rate or

•	4.00% plus the Alternate Base Rate.

The “Alternate Base Rate” is the highest of (x) the federal funds rate plus 0.50%, (y) the prime or base commercial lending rate, and (z) the Adjusted LIBO Rate for a one-month interest period plus 1.00%. The Adjusted LIBO Rate is the higher of (x) 3.00% and (y) the rate per annum, determined by the administrative agent under the Term Facility, in accordance with its customary procedures, at which dollar deposits for applicable periods are offered to major banks in the London interbank market, adjusted by the reserve percentage prescribed by governmental authorities as determined by such administrative agent.

The Term Facility requires the Company to meet certain financial tests, including, without limitation:

•	maintenance of maximum funded debt to consolidated EBITDA ratios that range from 1.50 to 1 to 3.25 to 1 (depending on dates and the occurrence of certain events relating to certain patents); and

•	maintenance of minimum consolidated EBITDA to interest expense ratios that range from 3.75 to 1 to 4.00 to 1 (depending on dates and the occurrence of certain events relating to certain patents).

In addition, the Term Facility contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, sale and leaseback transactions, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness, capital expenditures and other matters customarily restricted in such agreements. The Term Facility contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees, and change in control.

The Term Facility requires the Company to maintain hedging agreements that will fix the interest rates on 50% of the Company’s outstanding long term debt beginning 90 days after the borrowing under the facility for a period of two years.

In connection with the borrowings, the Company incurred approximately $8,456 of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date based on the repayment schedule described above.

Alpharma Convertible Senior Notes

At the time of the acquisition of Alpharma by the Company, Alpharma had $300,000 of Convertible Senior Notes outstanding (“Alpharma Notes”). The Alpharma Notes were convertible into shares of Alpharma’s Class A common stock at an initial conversion rate of 30.6725 Alpharma common shares per $1,000 principal amount. The conversion rate of the Alpharma Notes was subject to adjustment upon the direct or indirect sale of all or substantially all of Alpharma’s assets or more than 50% of the outstanding shares of the Alpharma common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Alpharma Notes included a make-whole provision that adjusted the conversion rate by a

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

predetermined number of additional shares of Alpharma’s common stock based on (1) the effective date of the fundamental change; and (2) Alpharma’s common stock market price as of the effective date. The acquisition of Alpharma by the Company was a Fundamental Change. As a result, any Alpharma Notes converted in connection with the acquisition of Alpharma were entitled to be converted at an increased rate equal to the value of 34.7053 Alpharma common shares, at the acquisition price of $37 per share, per $1,000 principal amount of Alpharma Notes at a date no later than 35 trading days after the occurrence of the Fundamental Change. Thus the fair value of the Alpharma Notes at the time of the acquisition was $385,227.

As of December 31, 2008, the Company had $385,227 of Alpharma Notes included in current portion of long-term debt in the accompanying financial statements. See Note 27 for information about the subsequent redemption of the Alpharma Notes.

14.	Other Liabilities

Other liabilities consist of the following:

	2008	2007

Income taxes payable	$56,375	$42,353
Restructuring	21,124	—
Pension and postretirement benefits	11,839	—
Other	20,684	20,627

	$110,022	$62,980

15.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents totaled $940,212 as of December 31, 2008, with approximately $242,800 located outside the U.S. Cash and cash equivalents include institutional money market funds and bank time deposits. As of December 31, 2008, the Company’s cash equivalents consisted of money market funds and $58,158 in time deposits. As of December 31, 2007, the Company’s cash equivalents consisted solely of money market funds. There were no cumulative unrealized holding gains or losses associated with these money market funds as of December 31, 2008 and December 31, 2007.

Derivatives.  As a result of the acquisition of Alpharma, at December 31, 2008, the Company had forward foreign exchange contracts outstanding with a notional amount of approximately $291,218. These contracts called for the exchange of Scandinavian and other European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. All outstanding contracts will expire in the first quarter of 2009 and the unrealized gains and losses are not material. Counterparties to these derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

Marketable Securities.  As of December 31, 2008 and December 31, 2007, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $511 and $1,135, respectively. During 2007, the Company determined that an other-than-temporary impairment had occurred on this investment and recorded a charge of $11,107. The Company also recorded an other-than-temporary impairment of $484 during 2007 on its investment in warrants to purchase common stock. All of the Company’s warrants to purchase Palatin common stock have now expired. There were no cumulative unrealized holding gains or losses in these investments as of December 31, 2008 and December 31, 2007.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments in Debt Securities.  Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Temporary gains or losses are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Other-than-temporary gains or losses are included in income (expense) on the Consolidated Statement of Operations.

As of December 31, 2008 and December 31, 2007, the par value of the Company’s investments in debt securities was $417,075 and $1,344,980, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

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

Although the Company has realized no loss of principal with respect to its investments in debt securities, as of December 31, 2008, there were cumulative unrealized holding losses of $56,786 associated with these investments. The Company has recorded $45,311 of the unrealized holding losses in accumulated other comprehensive income on the Consolidated Balance Sheets, as the Company believes the decline is temporary and it is probable that the par amount of these auction rate securities will be collectible under their contractual terms. During the fourth quarter of 2008 the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell certain auction rate securities with a par value of $40,650 to UBS during the period from June 30, 2010 to July 2, 2012 at par value. The Company has elected to account for this right at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. The right to sell the auction rate securities to UBS at par was valued at $4,024 and has been reflected as an unrealized gain in other income (expense) in the accompanying Consolidated Statement of Operations. In addition, the Company transferred the classification of the auction rate securities that are included in this right from available-for sale securities to trading securities and therefore recognized the unrealized losses related to these securities of $4,643 in other income (expense) on the accompanying Consolidated Statement of Operations.

In addition, the Company has recognized unrealized losses of $6,832 in other income (expense) on the accompanying Consolidated Statement of Operations for a municipal bond for which the holding losses were determined to be other than temporary. There were no cumulative unrealized holding gains or losses as of December 31, 2007.

As of December 31, 2008, the Company has classified $6,441 of auction rate securities as current assets and $353,848 as long-term assets.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under Generally Accepted Accounting Principles and expands disclosures about fair value measurements. In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which provides a one-year deferral on the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

least annually. Therefore, the Company has adopted the provisions of SFAS No. 157 with respect to financial assets and financial liabilities only. The Company is in the process of evaluating the effect of SFAS No. 157 as it relates to its non-financial assets and non-financial liabilities. The Company also adopted SFAS No. 159 on January 1, 2008. SFAS No. 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis.

The following table summarizes the Company’s assets which are measured at fair value on a recurring basis:

		Fair Value Measurements at December 31, 2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$833,653	$833,653	$—	$—
Marketable Securities	511	511	—	—
Investments in Debt Securities	360,289	—	2,400	357,889
Right to Sell Debt Securities	4,024	—	—	4,024

Total assets	$1,198,477	$834,164	$2,400	$361,913

Liabilities:
Forward foreign exchange contracts	$2,582	$—	$2,582	$—

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of December 31, 2008.

The fair value of investments in debt securities within the Level 2 classification is at par based on public call notices from the issuer of the security.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. As of December 31, 2008, the Company assumed a weighted average discount rate of 5.5% and an expected term of approximately 3 to 5 years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near-risk free to risk free assets. The expected term is based on the Company’s estimate of future liquidity. Transfers out of Level 3 classification occur only when public call notices have been announced by the issuer prior to the date of the valuation.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements Using
Significant Unobservable
Inputs (Level 3)
Investments in Debt
Securities

Beginning balance, December 31, 2007	$—
Transfers in and/or out of Level 3	774,099
Total gains or losses (realized/unrealized)
Included in earnings	(11,475)
Included in other comprehensive income (loss)	(45,311)
Settlements	(355,400)

Ending balance, December 31, 2008	$361,913

16.	Pension Plans and Postretirement Benefits

On December 29, 2008, the Company completed its acquisition of Alpharma (see Note 9). The Company maintains two qualified noncontributory, defined benefit pension plans covering its U.S. (domestic) employees at its Alpharma subsidiary: the Alpharma Inc. Pension Plan, which was frozen effective December 31, 2006, and the previously frozen Faulding Inc. Pension Plan. The benefits payable from these plans are based on years of service and the employee’s highest consecutive five years compensation during the last ten years of service. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the Plan assets will approximate the accumulated benefit obligation (“ABO”). The plan assets are held by two custodians and managed by two investment managers. Plan assets are invested in equities, government securities and bonds. The asset allocation for the Alpharma Inc. Pension Plan was 29% equities and 71% debt securities at the end of 2008.

The Company also has an unfunded postretirement medical and nominal life insurance plan (“postretirement benefits”) covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired eligible employees are required to make premium contributions for coverage as if they were active employees.

The Company has an unfunded benefit for selected executives (“Supplemental Pension Plan”) that provides for the payment of additional benefits upon termination of employment or death.

The Company uses a measurement date of December 31 for its pension plans and other postretirement plans. For both the pension and other postretirement benefit plans, the discount rate is evaluated on the measurement date and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Funded Status

The funded status at December 31, 2008, and the related amounts recognized on the Consolidated Balance Sheet are as follows:

		Postretirement
	Pension Benefits	Benefits

Funded status, end of year:
Fair value of plan assets	$45,787	$—
Benefit obligations	(51,081)	(6,816)

Funded status	$(5,294)	$(6,816)

Amounts recognized in the Consolidated Balance Sheet consist of:
Current liability	$(12)	$(259)
Noncurrent liability	(5,282)	(6,557)

Liability recognized	$(5,294)	$(6,816)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2008 were as follows:

December 31,
2008

Projected Benefit Obligation in Excess of Plan Assets
Projected benefit obligation, end of year	$(51,081)
Fair value of plan assets, end of year	45,787

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2008 were as follows:

December 31,
2008

Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation, end of year	$(51,081)
Accumulated benefit obligation, end of year	(51,081)
Fair value of plan assets, end of year	45,787

A one-percentage-point change in the assumed health care cost trend rate would have had the following effect on the accumulated postretirement benefit obligation:

	One-Percentage-Point
	Increase	Decrease

Accumulated postretirement benefit obligation change	$923	$(772)

Expected Cash Flows

	Pension	Postretirement
	Benefits	Benefits

Expected employer contributions in 2009	$12	$259

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected Benefit Payments

	Pension	Postretirement
	Benefits	Benefits

2009	$1,143	$259
2010	1,268	279
2011	1,470	300
2012	1,730	322
2013	1,949	380
2014 - 2018	13,115	2,309

	Pension	Postretirement
	Benefit	Benefit
	Obligation	Obligation
	2008	2008

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount Rate	6.00%	6.00%
Rate of compensation increase	N/A	N/A
Health care cost trend rate
Initial Rate	N/A	8%
Ultimate Rate	N/A	5%
Number of years to ultimate rate	N/A	6

17.	Income Taxes

The net income tax expense from continuing operations is summarized as follows:

	2008	2007	2006

Current
Federal	$83,902	$144,655	$169,130
State	8,369	5,453	4,575

Total current	$92,271	$150,108	$173,705

Deferred
Federal	$37,578	$(83,690)	$(36,281)
State	1,510	1,182	(1,694)

Total deferred	$39,088	$(82,508)	$(37,975)

Total expense	$131,359	$67,600	$135,730

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income from continuing operations before income taxes is as follows:

	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	(4.9)	2.7	0.7
Research and development in process upon acquisition	(102.4)	—	—
Charitable donations	—	—	(0.9)
Domestic Manufacturing Deduction	2.4	(3.7)	(1.2)
Tax-exempt interest income	4.3	(5.4)	(2.0)
Other	0.5	(1.6)	0.4

Effective tax rate	(65.1)%	27.0%	32.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2008	2007

Accrued expenses and reserves	$93,934	$98,483
Net operating losses	300,057	1,824
Intangible assets	295,400	353,250
Charitable contribution carryover	—	3,576
Other	41,843	31,812

Total deferred tax assets	731,234	488,945
Valuation allowance	(276,416)	(9,094)

Net deferred tax assets	454,818	479,851

Property, plant and equipment	(57,530)	(20,069)
Other	(4,053)	(15,944)

Total deferred tax liabilities	(61,583)	(36,013)

Net deferred tax asset	$393,235	$443,838

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recorded a $1,523 increase to the net liability for unrecognized tax positions, which was recorded as a reduction to the opening balance of retained earnings as of January 1, 2007. The total gross liability under FIN 48, as of January 1, 2007, was $44,291, including interest and penalties of $4,842 and $2,702, respectively.

As of December 31, 2008, the total gross liability under FIN 48 was $61,866. The total amount of unrecognized tax benefits excluding the impact of penalties and interest as of December 31, 2008 was $37,336, all of which would benefit the effective tax rate if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During the year ended December 31, 2008, the Company recognized a reduction of approximately $334 in interest and penalties. The Company’s Consolidated Balance Sheet as of December 31, 2008 includes interest and penalties of $8,062 and $3,858, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For
Unrecognized
Tax Benefits

Balance at January 1, 2007	$36,748
Additions based on tax positions of the current year	5,279
Additions for tax provisions of prior years	51
Reduction for expiration of applicable Statute of Limitations	(7,568)

Balance at December 31, 2007	$34,510

Additions based on tax positions of the current year	4,017
Additions for tax positions of prior years	4,101
Reduction for expiration of applicable Statute of Limitations	(4,195)
Alpharma acquisition	11,514

Balance at December 31, 2008	$49,947

Included in the balance of gross unrecognized tax benefits at December 31, 2008 was $7,484 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised primarily of items related to expiring statutes.

As of December 31, 2008, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2007, and to non-U.S. income tax examinations for the tax years of 2002 through 2007. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2007.

The Company has $111,625 of federal net operating losses and $9,746 of tax credit carryforwards which expire between 2021 and 2028. These carryforwards are subject to limitations under Internal Revenue Code Section 382. The Company has foreign net operating losses of $825,744 which expire from 2009 through an indefinite period. The Company also has state net operating loss carryforwards of $378,302 which will expire between 2009 and 2028. A valuation allowance has been provided for the loss carryforwards for which it is more likely than not that the related deferred tax assets will not be fully realized. Additionally, a valuation allowance has been provided against certain state deferred tax assets where it is more likely than not that the asset will not be fully realized.

As of December 31, 2008, the Company had an aggregate of $218,500 of unremitted earnings of foreign subsidiaries that are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes of approximately $62,775.

18.	Benefit Plans

The Company sponsors a defined contribution employee retirement savings 401(k) plan that covers all employees over 21 years of age. As a result of the acquisition of Alpharma on December 29, 2008, the employees of Alpharma have been enrolled in the Company’s plan. The plan allows for employees’ contributions, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 2008, 2007 and 2006 were $6,542, $7,806 and $5,904, respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary profit-sharing contributions during the years ended December 31, 2008, 2007 and 2006.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Commitments and Contingencies

Intellectual Property Matters

Altace®

Lupin Ltd. (“Lupin”) filed an ANDA with the FDA seeking permission to market a generic version of Altace®. In addition to its Abbreviated New Drug Application (“ANDA”), Lupin filed a Paragraph IV certification challenging the validity and infringement of the ‘722 patent, a composition of matter patent covering Altace®, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. The companies litigated the matter and the court ultimately invalidated the Company’s ‘722 patent. On June 9, 2008, Lupin received approval from the FDA to market its generic ramipril product.

The Company was previously involved in patent infringement litigation with Cobalt Pharmaceuticals, Inc. (“Cobalt”), a generic drug manufacturer located in Mississauga, Ontario, Canada, regarding an ANDA it filed with the FDA seeking permission to market a generic version of Altace®. The parties submitted a joint stipulation of dismissal on April 4, 2006 and the Court granted dismissal. Following the court’s decision in the Company’s litigation with Lupin, Cobalt launched a generic substitute for Altace® in December 2007. A number of other competitors launched generic substitutes for Altace® in June 2008.

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

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“Core”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “128 patent”) and 6,683,102 (the “102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and Core each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against Core on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the Core case. In January 2008, the Company entered into an agreement with CorePharma providing, among other things, Core with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and Core submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered an order dismissing the case without prejudice.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court on January 10, 2005 and has not expired. The Court lifted the tolling of the 30-month stay as of April 30, 2007. Although the Court has reserved judgment on the length of the tolling period, the stay should not expire until early August 2009 unless the Court rules otherwise. Eon Labs asked for a determination of the length of the tolling period in a March 14, 2008 letter to the Court. The Court declined to make any determination. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On January 20, 2009 the Court issued an Order ruling invalid the ‘128 and ‘102 patents. The Order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The Company plans to appeal, upon the entry of an appropriate judgment, and intends to vigorously defend its interests.

On December 5, 2008, the Company, along with co-plaintiff Pharmaceutical IP Holding, Inc. (“PIH”) initiated suit in the U.S. District Court of New Jersey against Sandoz Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,122,566 (the “566 patent”). The ‘566 patent is a method-of-use patent relating to Skelaxin® listed in the FDA’s Orange Book; it expires on February 6, 2026. The ‘566 patent is owned by PIH and licensed to the Company. The Company and PIH sued Sandoz, alleging that Eon Labs’ submission of its ANDA seeking approval to sell a generic version of a 800 mg Skelaxin® tablet prior to the expiration of the ‘566 patent constitutes infringement of the patent. Sandoz, who acquired Eon Labs, is the named owner of Eon Labs’ ANDA and filed a paragraph IV certification challenging the validity and alleging non-infringement of the ‘566 patent. On January 13, 2009, Sandoz answered the complaint and filed counterclaims of invalidity and non-infringement. The Company filed a reply on February 5, 2009.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Net sales of Skelaxin® were $446,243 in 2008. As of December 31, 2008, the Company had net intangible assets related to Skelaxin® of $116,979. If a generic version of Skelaxin® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. See Note 27 for information regarding a Skelaxin® subsequent event.

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA, seeking permission to market a generic version of Avinza®. U.S. Patent No. 6,066,339 (the “339 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008, and fact discovery has formally begun.

The Company intends to vigorously defend its rights under the ‘339 patent to the full extent of the law. Net sales of Avinza® were $135,452 in 2008. As of December 31, 2008, the Company had net intangible assets related to Avinza® of $236,767. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Adenoscan®

On February 15, 2008, the Company, along with co-plaintiffs Astellas US LLC and Astellas Pharma US, Inc. (collectively “Astellas”), and Item Development AB (“Item”) initiated suit in the U.S. District Court for the Central District of California against Anazao Health Corp. (“Anazao”), NuView Radiopharmaceuticals, Inc. (“NuView”), Paul J. Crowe (“Crowe”) and Keith Rustvold (“Rustvold”) for the unauthorized sale and attempted sale of generic adenosine to hospitals and outpatient imaging clinics for use in Myocardial Perfusion Imaging procedures for an indication that has not been approved by the FDA. The Company and co-plaintiffs have alleged infringement of U.S. Patent Nos. 5,731,296 (“the ‘296 patent”) and 5,070,877 (“the ‘877 patent”), which cover a method of using adenosine in Myocardial Perfusion Imaging and which Astellas sells under the tradename, Adenoscan®; unfair competition in violation of the California Business and Professions Code, and violations of various other sections of the California Business and Professions Code, concerning the labeling, advertising and dispensing of drugs; and intentional interference with Company and co-plaintiffs’ prospective economic advantage. On June 30, 2008, NuView, Crowe and Rustvold filed an answer raising defenses and counterclaims of non-infringement, invalidity, unenforceability due to inequitable conduct and patent misuse,

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and unfair competition under California State Law. On August 28th, the Company filed a reply. On November 20, 2008, the Company and other plaintiffs amended their complaint to add MTS Health Supplies, Inc., Nabil Saba and Ghassan Salaymeg (collectively “MTS”) as defendants. On November 21, 2008, defendant NuView amended its answer and counterclaims to allege patent misuse antitrust violations by plaintiffs. The parties are currently in the midst of fact discovery. Trial is not anticipated until August 2009.

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

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to State Court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all New York City and County cases pending in the MDL. The Erie motion to dismiss was granted in part and denied in part by the State Court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases, and these cases were subsequently transferred to Erie County for coordination with the Erie County case. It is not anticipated that any trials involving the Company will be set in any of these cases within the next year.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. The first three of these defendants have already appealed their verdicts. Several other defendants have had their cases set for trial this year and in 2009. It is not anticipated that a trial involving the Company will be set during 2009.

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

Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s. The Company has filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL. The relief sought in all of these cases is similar to the relief sought in

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the NYC lawsuit. The MDL granted in part and denied in part the Company’s motion to dismiss, and the Company has filed its answer. Discovery is proceeding in these cases. The Company intends to defend all of the AWP lawsuits vigorously, but is currently unable to predict the outcome or reasonably estimate the range of potential loss.

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

Subsequent to the announcement of the SEC investigation described above, beginning in March 2003, a number of purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary and a former director of the subsidiary in the United States District Court for the Eastern District of Tennessee, alleging violations of the Securities Act of 1933 and/or the Securities Exchange Act of 1934 in connection with the Company’s underpayment of rebates owed to Medicaid and other governmental pricing programs, and certain transactions between the Company and the Benevolent Fund, a nonprofit organization affiliated with certain former members of the Company’s senior management. These cases were consolidated.

On July 31, 2006, the parties entered into a stipulation of settlement and a supplemental agreement (together, the “Settlement Agreement”) to resolve the litigation. On January 9, 2007, the Court granted final approval of the Settlement Agreement. The Settlement Agreement provided for a settlement amount of $38,250, which was fully funded by the Company’s insurance carriers on the Company’s behalf.

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors, with respect to the same events at issue in the federal securities litigation described above. These cases were consolidated. The parties reached agreement on a stipulation of settlement on August 21, 2008. The settlement requires the Company to maintain and/or adopt certain corporate governance measures and provides for payment of attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $13,500. This amount has been paid by the Company’s insurance carriers. The stipulation of settlement was filed with the Court on August 22, 2008. The Court entered an order approving the settlement on December 17, 2008. A shareholder has appealed the Court’s approval of the settlement, and this appeal is pending.

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

The Company is currently unable to predict the outcome of the appeal of the derivative suit settlement described above. If the appeal were to succeed, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 23 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 1,000 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. The remaining 23 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The trials against Wyeth have resulted in verdicts for and against Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer has lost two jury verdicts. One of these verdicts was later reversed, and the other is being appealed. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Alpharma Litigation

The following litigation matters relate to our Alpharma subsidiary and/or certain of its subsidiaries.

Department of Justice Investigation

On February 28, 2007, Alpharma received a subpoena from the U.S. Department of Justice (“DOJ”) requesting certain documents in connection with its investigation into various marketing practices with respect to Kadian® capsules. The DOJ has requested interviews with former Alpharma employees, and has subpoenaed records from physicians who performed research on Kadian® and/or wrote articles about Kadian® and from third-party vendors who were retained to provide services relating to clinical studies of Kadian®. The DOJ has also asked Alpharma to provide documents relating to post-approval studies of Kadian® that were submitted to the FDA. Alpharma and its subsidiary, Alpharma Pharmaceuticals, have responded and are continuing to respond to this subpoena and additional information requests and are fully cooperating with the DOJ. On February 2, 2009, the Company was informed by the DOJ that its investigation would be expanded to include Alpharma’s marketing practices with respect to Flector® Patch.

At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome.

Chicken Litter Litigation

Alpharma and one of its subsidiaries are two of multiple defendants that have been named in several lawsuits that allege that one of its animal health products causes chickens to produce manure that contains an arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and may have caused a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). Alpharma provided notice to its insurance carriers and its primary insurance carriers have

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

responded by accepting their obligations to defend or pay Alpharma’s defense costs, subject to reservation of rights to later reject coverage for these lawsuits. In addition, one of the carriers has filed a Declaratory Judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to Alpharma among the several insurance carriers and, to the extent Alpharma does not have full insurance coverage, to Alpharma. In addition, this Declaratory Judgment action requests that the Court rule that certain of the carrier’s policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies. Furthermore, the insurance carriers may take the position that some, or all, of the applicable insurance policies contain certain provisions that could limit coverage for future product liability claims arising in connection with product sold on and after December 16, 2003.

In addition to the potential for personal injury damages to the approximately 155 plaintiffs, the plaintiffs are asking for punitive damages and requesting that Alpharma be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by three plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division, entered a jury verdict in favor of Alpharma. The plaintiffs appealed the verdict, challenging certain pretrial expert rulings; however, in May 2008, the Supreme Court of Arkansas denied plaintiffs’ challenges. In its ruling, the Supreme Court of Arkansas also overturned the trial court’s grant of summary judgment that had the effect of dismissing certain poultry company co-defendants from the case. The re-trial of the first case against the poultry company co-defendants is scheduled for April 2009, and subsequent cases are expected to be tried against both the poultry companies and Alpharma together.

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $19,600, $20,400 and $22,200 in 2008, 2007 and 2006, respectively.

AWP Litigation

Alpharma, and in certain instances one of its subsidiaries, are defendants in connection with various elements of the litigation described above under the heading “Average Wholesale Price Litigation”, primarily related to sale of Kadian® capsules. At present, Alpharma is involved in proceedings in the following states: Alaska, Florida, Illinois, Iowa, Mississippi, New York, and South Carolina. The Company expects the Mississippi case to be dismissed.

These lawsuits vary with respect to the particular causes of action and relief sought. The relief sought in these lawsuits includes statutory causes of action including civil penalties and treble damages, common law causes of action, and declaratory and injunctive relief, including, in certain lawsuits, disgorgement of profits. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Contingencies

The following summarizes the Company’s unconditional purchase obligations at December 31, 2008:

2009	$201,527
2010	55,638
2011	35,665
2012	27,510
2013	25,860
Thereafter	85,741

Total	$431,941

The unconditional purchase obligations of the Company are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods related to the Company’s branded prescription pharmaceutical products and commitments associated with research and development projects.

The Company has a supply agreement with a third party to produce metaxalone, the active ingredient in Skelaxin®. This supply agreement requires the Company to purchase certain minimum levels of metaxalone and expires in 2010. If sales of Skelaxin® are not consistent with current forecasts, the Company could incur losses in connection with purchase commitments for metaxalone, which could have a material adverse effect upon the Company’s results of operations and cash flows.

20.	Segment Information

The Company’s business is classified into six reportable segments: branded prescription pharmaceuticals, animal health, Meridian Auto-Injector, royalties, contract manufacturing and all other. The branded prescription pharmaceuticals segment includes a variety of branded prescription products that are separately categorized into neuroscience, hospital and legacy products. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution and types of customer. The animal health business is a global leader in the development, registration, manufacture and marketing of medicated feed additives and water soluble therapeutics primarily for poultry, cattle and swine. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector, which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. The contract manufacturing segment consists primarily of pharmaceutical manufacturing services provided to the Company’s branded prescription pharmaceutical segment. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues, segment profit (excluding depreciation, amortization and impairments) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded prescription pharmaceuticals segment.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated. Note that the tables for revenues and segment profit below do not include revenues and segment profit for the animal health segment or Flector® Patch product within the branded prescription pharmaceuticals segment since these are part of Alpharma, a company that was acquired by King at the end of December 2008.

	For the Years Ended December 31,
	2008	2007	2006

Total revenues:
Branded prescription pharmaceuticals	$1,263,488	$1,857,813	$1,724,701
Meridian Auto-Injector	218,448	183,860	164,760
Royalties	79,442	82,589	80,357
Contract manufacturing(1)	481,044	707,667	555,362
All other	2,356	3,419	2,181
Eliminations(1)	(479,717)	(698,466)	(538,861)

Consolidated total revenues	$1,565,061	$2,136,882	$1,988,500

Segment profit:
Branded prescription pharmaceuticals	$964,627	$1,390,306	$1,407,024
Meridian Auto-Injector	132,898	107,810	90,185
Royalties	69,722	72,431	70,609
Contract manufacturing	647	(233)	(1,135)
All other	2,342	34	2,009
Other operating costs and expenses	(1,389,881)	(1,342,835)	(1,166,146)
Other income (expense)	17,941	23,305	21,766

Income from continuing operations before tax	$(201,704)	$250,818	$424,312

	As of December 31,
	2008	2007

Total assets:
Branded prescription pharmaceuticals	$3,063,511	$3,097,153
Animal health	860,524	—
Meridian Auto-Injector	307,425	299,098
Royalties	26,175	30,562
Contract manufacturing	61	9
All other	—	—

Consolidated total assets	$4,257,696	$3,426,822

(1)	Contract manufacturing revenues include $479,717, $698,466 and $538,861 of intercompany sales for the years ended December 31, 2008, 2007 and 2006, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded prescription pharmaceutical revenues by therapeutic area:

	For the Years Ended December 31,
	2008	2007	2006

Total revenues:
Neuroscience	$612,853	$627,244	$500,982
Hospital	267,913	292,380	274,136
Legacy:
Cardiovascular/metabolic	299,951	809,888	829,166
Other	82,771	128,301	120,417

Consolidated branded prescription pharmaceutical revenues	$1,263,488	$1,857,813	$1,724,701

Capital expenditures of $57,455, $49,602 and $45,816 for the years ended December 31, 2008, 2007 and 2006, respectively, are substantially related to the branded prescription pharmaceuticals and contract manufacturing segments.

Geographic Information:

	Revenues
	For the Years Ended December 31,
	2008	2007	2006

Total revenues:
United States	$1,514,185	$2,096,920	$1,963,398
Other	50,876	39,962	25,102

Total	$1,565,061	$2,136,882	$1,988,500

	Long lived assets
	As of December 31,
	2008	2007	2006

Total long lived assets:
United States	$1,724,658	$1,164,114	$1,276,572
Other	81,430	3,103	3,007

Total	$1,806,088	$1,167,217	$1,279,579

21.	Stock-Based Compensation

For the years ended 2008, 2007 and 2006 the Company incurred $34,514, $27,652 and $21,130, respectively, in compensation costs and $13,041, $10,015 and $6,610, respectively, of income tax benefits related to the Company’s stock-based compensation agreements.

Restricted Stock Awards, Restricted Stock Units and Long-Term Performance Unit Awards

Under its Incentive Plan (which has been approved by the Company’s shareholders) the Company has granted Restricted Stock Awards (“RSAs”) and Long-Term Performance Unit Awards (“LPUs”) to certain employees and has granted Restricted Stock Units (“RSUs”) to its non-employee directors.

RSAs are grants of shares of common stock restricted from sale or transfer for a period of time, generally three years from grant, but may be restricted over other designated periods as determined by the Company’s Board of Directors or a committee of the Board.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following activity has occurred under the Company’s existing plans:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock Awards:
Nonvested balance at December 31, 2007	2,757,936	$13.67
Granted	543,430	8.89
Vested	(528,511)	15.43
Forfeited	(24,740)	9.66

Nonvested balance at December 31, 2008	2,748,115	$12.40

Restricted Stock Units:
Nonvested balance at December 31, 2007	41,069	$20.45
Granted	96,139	9.96
Vested	(41,069)	20.45
Forfeited	(490)	8.91

Nonvested balance at December 31, 2008	95,649	$9.97

Long-Term Performance Unit Awards (one-year performance cycle):
Nonvested balance at December 31, 2007	1,928,665	$19.52
Granted	412,200	8.91
Vested	(155,648)	19.51
Forfeited	(105,106)	19.47

Nonvested balance at December 31, 2008	2,080,111	$17.37

Long-Term Performance Unit Awards (three-year performance cycle):
Nonvested balance at December 31, 2007	277,625	$29.39
Granted	178,570	12.25
Vested	(10,630)	29.88
Forfeited	—	—

Nonvested balance at December 31, 2008	445,565	$22.51

As of December 31, 2008, there was $20,791 of total unrecognized compensation costs related to RSAs which the Company expects to recognize over a weighted average period of 2.00 years. The expense recognized over the service period includes an estimate of awards that will be forfeited. As of December 31, 2008, there was $13,381 of total unrecognized compensation costs related to LPUs which the Company expects to recognize over a weighted average period of 1.13 years.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	2008	2007	2006

Expected volatility	43.9%	43.7%	52.4%
Expected term (in years)	6	6	6
Risk-free interest rate	2.98%	4.40%	4.64%
Expected dividend yield	0.00%	0.00%	0.00%

For the years ended December 31, 2008, 2007 and 2006, the Company utilized the “short-cut” method to estimate the expected term for stock options granted. The expected volatility is determined based on the historical volatility of King common stock over the expected term. The risk-free rate is based on the U.S. Treasury rate for the expected term at the date of grant.

A summary of option activity under the plans for 2008 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding options, December 31, 2007	4,964,430	$18.37	5.72	$461
Granted	2,152,320	9.31
Exercised	(68,333)	6.43
Expired	(673,601)	19.42
Forfeited	(109,676)	18.14
Outstanding options, December 31, 2008	6,265,140	$15.44	6.60	$2,964
Exercisable, December 31, 2008	3,911,387	$18.27	5.17	$280
Expected to vest, December 31, 2008	1,921,969	$10.93	8.96	$2,283

As of December 31, 2008, there was $8,117 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.97 years.

Cash received from stock option exercises for 2008 was $439. The income tax benefits from stock option exercises for 2008 totaled $30.

During 2008, 2007 and 2006, tax benefits in excess of recognized compensation costs associated with stock option exercises were $82, $705 and $484, respectively, and are reflected as cash inflows from financing activities.

During the year ended December 31, 2008, the following activity occurred under the Company’s plans which cover stock options, RSAs and LPUs:

2008

Total intrinsic value of stock options exercised	$224
Total fair value of RSAs vested	$8,202
Total fair value of LPUs vested	$3,354

As of December 31, 2008, an aggregate of 18,823,868 shares were available for future grant under the Company’s stock plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the King Pharmaceuticals, Inc. Incentive Plan.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Stockholders’ Equity

Preferred Shares

The Company is authorized to issue 15 million shares of “blank-check” preferred stock, the terms and conditions of which will be determined by the Board of Directors. As of December 31, 2008 and 2007, there were no shares issued or outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	2008	2007

Net unrealized losses on investments in debt securities, net of tax	$(28,092)	$—
Foreign currency translation	(195)	1,957

	$(28,287)	$1,957

23.	Income per Common Share

The basic and diluted income per common share was determined based on the following share data:

	2008	2007	2006

Basic income per common share:
Weighted average common shares	243,539,157	242,854,421	242,196,414

Diluted income per common share:
Weighted average common shares	243,539,157	242,854,421	242,196,414
Effect of stock options	—	402,208	304,004
Effect of dilutive share awards	—	872,765	298,575

Weighted average common shares	243,539,157	244,129,394	242,798,993

For the year ended December 31, 2008, the dilutive effect of options to purchase 43,656 shares of common stock and 1,811,506 share awards were not included in the computation of diluted loss per share because their inclusion would have reduced the loss per share.

For the year ended December 31, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,914,275 shares of common stock, 356,240 RSAs and 341,636 LPUs. For the year ended December 31, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 3,014,058 shares of common stock, 271,808 RSAs and 673,147 LPUs. For the year ended December 31, 2006, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,621,470 shares of common stock, 2,573 RSAs and 111,990 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies (see Note 13). Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the 2008, 2007 and 2006 years.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Recently Issued Accounting Standards

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; early adoption is not permitted. Retrospective application to all periods presented is required except for instruments that were not outstanding during any of the periods that will be presented in the annual financial statements for the period of adoption but were outstanding during an earlier period. Upon adoption of FSP APB 14-1, the Company’s accounting for its $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 will be affected. The Company is currently evaluating the potential effect of FSP APB 14-1 on its financial statements; but estimates that implementation would result in a reduction in the carrying value of the outstanding $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 by approximately $130,000, with a corresponding increase in equity. The Company also estimates that upon adoption, the retrospective application of FSP APB 14-1 will result in increased interest expense of approximately $18,000 for the year ending December 31, 2009. The Company will adopt FSP APB 14-1 as of January 1, 2009.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also requires an acquirer to recognize and measure in-process research and development projects as intangible assets at fair value on the acquisition date. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Restructuring Activities

Fourth Quarter of 2008 Action

As part of the acquisition of Alpharma, management developed a restructuring plan to eliminate redundancies in operations created by the acquisition. This plan includes a reduction in personnel, staff leverage, reductions in duplicate expenses and a realignment of research and development priorities.

The Company has estimated total costs of $66,529 associated with this restructuring plan, $61,174 of which has been included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of approximately 234 employees. The restructuring plan also includes contract termination costs of $16,801 and other exit costs of $182 as a result of the acquisition. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018.

Third Quarter of 2008 Action

During the third quarter of 2008, the Company completed a restructuring initiative at its Rochester, Michigan facility. This initiative is in response to a decline in unit volume of the Company’s Bicillin® CR product, an anti-infective. As a result of this initiative, the Company incurred employee termination costs of $272 associated with a workforce reduction of approximately 14 employees in the third quarter of 2008. The employee termination costs are expected to be paid by the end of 2009.

Third Quarter of 2007 Action

During 2007, following the Circuit Court’s decision in September 2007 regarding the Company’s ‘722 Patent that covered the Company’s Altace® product, the Company developed a restructuring initiative. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities.

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

Specifically, the restructuring charges associated with this initiative included employee termination costs, contract termination costs, and other exit costs of $32,049, $31,238, and $1,200, respectively. Substantially all of the restructuring charges were paid by the end of the first quarter of 2008.

Third Quarter of 2006 Action

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the types of costs accrued and incurred are summarized below:

	Accrued					Accrued
	Balance at	Income				Balance at
	December 31,	Statement	Alpharma	Cash	Non-Cash	December 31,
	2007	Impact in 2008	Acquisition	Payments	Costs	2008

Fourth quarter of 2008 action
Employee separation payments	$—	$5,350	$44,196	$—	$109	$49,437
Contract termination	—	5	16,796	—	—	16,801
Other	—	—	182	—	—	182
Third quarter of 2008 action
Employee separation payments	—	272	—	261	2	9
Third quarter of 2007 action
Employee separation payments	21,144	1,530	—	22,571	—	103
Contract termination	—	(94)	—	(291)	197	—
Accelerated depreciation(1)	—	(88)	—	—	(88)	—
Other	880	174	—	1,054	—	—
First quarter of 2007 action
Employee separation payments	1,061	(1,061)	—	—	—	—
Third quarter of 2006 action
Employee separation payments	3,475	180	—	1,009	184	2,462
Accelerated depreciation(1)	—	2,685	—	—	2,685	—
Fourth quarter of 2005 action
Employee separation payments	774	743	—	1,509	—	8

	$27,334	$9,696	$61,174	$26,113	$3,089	$69,002

(1)	Included in depreciation and amortization on the Consolidated Statements of Income.

The restructuring charges in 2008 and 2007 primarily relate to the branded prescription pharmaceutical segment. The accrued employee separation payments as of December 31, 2008 are expected to be paid by the end of 2011.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Quarterly Financial Information (unaudited)

The following table sets forth summary financial information for the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth

2008 By Quarter
Total revenues	$432,033	$396,851	$388,445	$347,732
Operating income (loss)	121,449	57,839	122,999	(521,932)
Net income (loss)	87,633	43,021	84,750	(548,467)
Basic income (loss) per common share(1)	$0.36	$0.18	$0.35	$(2.25)
Diluted income (loss) per common share(1)	$0.36	$0.18	$0.34	$(2.25)

	First	Second	Third	Fourth

2007 By Quarter
Total revenues	$516,030	$542,726	$544,854	$533,272
Operating income (loss)	167,855	88,311	(78,127)	49,474
Net income (loss)	115,913	64,785	(40,538)	42,821
Basic income (loss) per common share(1)	$0.48	$0.27	$(0.17)	$0.18
Diluted income (loss) per common share(1)	$0.48	$0.26	$(0.17)	$0.18

(1)	Quarterly amounts may not total to annual amounts due to the effect of rounding on a quarterly basis.

27.	Subsequent Events

Skelaxin®

As previously disclosed, the Company has been involved in multiple legal proceedings over patents relating to its product Skelaxin® (metaxalone). On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two of these patents, United States Patent Nos. 6,407,128 and 6,683,102. The Order was issued in response to Eon Labs’ motion for summary judgment without the benefit of a hearing. The Company plans to appeal, upon the entry of an appropriate judgment, and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as a result. Net sales of Skelaxin® were $446,243 in 2008. For additional information regarding Skelaxin® litigation, please see Note 19.

Restructuring

Following the decision of the District Court, the Company’s senior management team conducted an extensive examination of the Company and developed a restructuring initiative designed to partially offset the potential decline in Skelaxin® sales in the event that a generic competitor enters the market. This initiative includes, based on an analysis of the Company’s strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

The Company estimates that, in connection with the restructuring initiative, it will incur total restructuring costs of between $50,000 and $55,000, all of which are expected to be incurred and expensed during the first half of 2009 and almost all of which will be cash expenditures. These costs all relate to severance pay and other employee termination expenses.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 520 employees, including approximately 380 members of our sales force.

Intangible Assets

As of December 31, 2008, the net intangible assets associated with Skelaxin® total approximately $116,979. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the Order described above, the Company reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. If the Company’s current estimates regarding future cash flows adversely change, the Company may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Alpharma Convertible Senior Notes

During the first quarter of 2009, the Company paid $385,227 to redeem the Alpharma Convertible Senior Notes. See Note 13 for a description of the Alpharma Notes.

28.	Guarantor Financial Statements

Each of the Company’s U.S. subsidiaries, other than Alpharma and its subsidiaries, guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Notes”). We expect Alpharma and its subsidiaries to become guarantors during the first quarter of 2009.

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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2008					December 31, 2007
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$401,657	$52	$538,503	$—	$940,212	$9,718	$4,645	$5,646	$—	$20,009
Investments in debt securities	6,441	—	—	—	6,441	1,344,980	—	—	—	1,344,980
Marketable securities	511	—	—	—	511	1,135	—	—	—	1,135
Accounts receivable, net	61	140,502	104,507	—	245,070	9	182,575	1,080	—	183,664
Inventories	59,279	26,406	172,618	—	258,303	76,981	33,361	269	(303)	110,308
Deferred income tax assets	36,041	26,146	27,326	—	89,513	54,917	45,182	39	—	100,138
Income tax receivable	—	—	—	—	—	18,721	1,454	—	—	20,175
Prepaid expenses and other current assets	14,090	8,283	106,841	—	129,214	28,315	10,926	4	—	39,245

Total current assets	518,080	201,389	949,795	—	1,669,264	1,534,776	278,143	7,038	(303)	1,819,654

Property, plant, and equipment, net	137,544	122,828	160,949	—	421,321	125,847	131,246	—	—	257,093
Intangible assets, net	—	633,300	300,919	—	934,219	—	778,248	2,726	—	780,974
Goodwill	—	129,150	321,398	—	450,548	—	129,150	—	—	129,150
Marketable securities	—	—	—	—	—	—	—	—	—	—
Deferred income tax assets	18,216	340,404	(54,898)	—	303,722	4,529	339,107	64	—	343,700
Investments in debt securities	353,848	—	—	—	353,848	—	—	—	—	—
Other assets	74,390	23,704	26,680	—	124,774	42,315	53,936	—	—	96,251
Investments in subsidiaries	2,891,214	—	—	(2,891,214)	—	1,671,776	—	—	(1,671,776)	—

Total assets	$3,993,292	$1,450,775	$1,704,843	$(2,891,214)	$4,257,696	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,255	$20,107	$59,546	$—	$140,908	$52,664	$23,408	$409	$—	$76,481
Accrued expenses	32,456	165,460	213,572	—	411,488	69,849	306,732	23	—	376,604
Income taxes payable	1,288	169	8,991	—	10,448	—	—	—	—	—
Short term debt	—	—	5,230	—	5,230	—	—	—	—	—
Current portion of long term debt	53,820	—	385,227	—	439,047	—	—	—	—	—

Total current liabilities	148,819	185,736	672,566	—	1,007,121	122,513	330,140	432	—	453,085

Long-term debt	963,222	—	—	—	963,222	400,000	—	—	—	400,000
Other liabilities	54,355	4,595	51,072	—	110,022	55,227	7,753	—	—	62,980
Intercompany payable (receivable)	649,565	(655,145)	5,580	—	—	290,443	(291,114)	671	—	—

Total liabilities	1,815,961	(464,814)	729,218	—	2,080,365	868,183	46,779	1,103	—	916,065

Shareholders’ equity	2,177,331	1,915,589	975,625	(2,891,214)	2,177,331	2,511,060	1,663,051	8,725	(1,672,079)	2,510,757

Total liabilities and shareholders’ equity	$3,993,292	$1,450,775	$1,704,843	$(2,891,214)	$4,257,696	$3,379,243	$1,709,830	$9,828	$(1,672,079)	$3,426,822

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INCOME (LOSS)

	Twelve Months Ended 12/31/2008					Twelve Months Ended 12/31/2007					Twelve Months Ended 12/31/2006
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$430,901	$1,456,260	$36,770	$(438,312)	$1,485,619	$578,050	$2,049,800	$437	$(573,994)	$2,054,293	$431,105	$1,903,630	$1,478	$(428,070)	$1,908,143
Royalty revenue	—	79,442	—	—	79,442	—	82,589	—	—	82,589	—	80,357	—	—	80,357

Total revenues	430,901	1,535,702	36,770	(438,312)	1,565,061	578,050	2,132,389	437	(573,994)	2,136,882	431,105	1,983,987	1,478	(428,070)	1,988,500

Operating costs and expenses:
Cost of revenues	128,399	690,554	14,488	(438,616)	394,825	284,626	855,196	403	(573,691)	566,534	155,472	691,399	1,007	(428,070)	419,808
Selling, general and administrative	250,830	191,774	3,416	—	446,020	301,522	389,218	294	—	691,034	269,512	445,137	(684)	—	713,965
Research and development	6,556	147,117	590,000	—	743,673	6,414	178,321	—	—	184,735	4,670	248,926	—	—	253,596
Depreciation and amortization	19,559	130,836	318	—	150,713	19,489	154,134	240	—	173,863	20,818	126,491	240	—	147,549
Asset impairments	114	39,315	1,566	—	40,995	—	223,025	—	—	223,025	—	47,842	—	—	47,842
Restructuring charges	3,750	3,348	—	—	7,098	37,729	32,449	—	—	70,178	202	2,992	—	—	3,194
Acquisition related costs	1,381	1	—	—	1,382	—	—	—	—	—	—	—	—	—	—

Total operating costs and expenses	410,589	1,202,945	609,788	(438,616)	1,784,706	649,780	1,832,343	937	(573,691)	1,909,369	450,674	1,562,787	563	(428,070)	1,585,954

Operating income (loss)	20,312	332,757	(573,018)	304	(219,645)	(71,730)	300,046	(500)	(303)	227,513	(19,569)	421,200	915	—	402,546
Other income (expense):
Interest income	36,873	64	33	—	36,970	42,376	106	9	—	42,491	31,911	239	2	—	32,152
Interest expense	(7,914)	(29)	—	—	(7,943)	(7,764)	(54)	—	—	(7,818)	(9,694)	(163)	—	—	(9,857)
Loss on investment	(7,451)	—	—	—	(7,451)	(11,591)	—	—	—	(11,591)	—	—	—	—	—
Gain on early extinguishment of debt	—	—	—	—	—	—	—	—	—	—	628	—	—	—	628
Other, net	(2,798)	150	(987)	—	(3,635)	(1,093)	827	489	—	223	(650)	(1,022)	515	—	(1,157)
Equity in (loss) earnings of subsidiaries	(335,454)	—	—	335,454	—	211,051	—	—	(211,051)	—	315,395	—	—	(315,395)	—
Intercompany interest income (expense)	(11,682)	28,909	(17,227)	—	—	(8,729)	8,807	(78)	—	—	(49,739)	50,287	(548)	—	—

Total other income (expenses)	(328,426)	29,094	(18,181)	335,454	17,941	224,250	9,686	420	(211,051)	23,305	287,851	49,341	(31)	(315,395)	21,766

(Loss) income from continuing operations before income taxes	(308,114)	361,851	(591,199)	335,758	(201,704)	152,520	309,732	(80)	(211,354)	250,818	268,282	470,541	884	(315,395)	424,312
Income tax expense (benefit)	24,949	105,389	1,021	—	131,359	(30,764)	97,669	695	—	67,600	(20,667)	156,305	92	—	135,730

(Loss) income from continuing operations	(333,063)	256,462	(592,220)	335,758	(333,063)	183,284	212,063	(775)	(211,354)	183,218	288,949	314,236	792	(315,395)	288,582
Discontinued operations:
(Loss) income from discontinued operations	—	—	—	—	—	—	(369)	—	—	(369)	—	572	—	—	572
Income tax (benefit) expense	—	—	—	—	—	—	(132)	—	—	(132)	—	205	—	—	205

Total (loss) income from discontinued operations	—	—	—	—	—	—	(237)	—	—	(237)	—	367	—	—	367

Net (loss) income	$(333,063)	$256,462	$(592,220)	$335,758	$(333,063)	$183,284	$211,826	$(775)	$(211,354)	$182,981	$288,949	$314,603	$792	$(315,395)	$288,949

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	December 31, 2008					December 31, 2007					December 31, 2006
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by (used in) operating activities of continuing operations	$104,480	$383,528	$3,383	$—	$491,391	$50,989	$620,503	$1,157	$—	$672,649	$(20,771)	$485,704	$694	$—	$465,627

Cash flows from investing activities of continuing operations:
Purchase of investments in debt securities	(279,175)	—	—	—	(279,175)	(2,744,575)	—	—	—	(2,744,575)	(1,705,517)	—	—	—	(1,705,517)
Proceeds from maturity and sale of investments in debt securities	1,207,080	—	—	—	1,207,080	2,289,780	—	—	—	2,289,780	1,309,995	—	—	—	1,309,995
Transfer (to)/from restricted cash	(100)	—	—	—	(100)	(512)	—	—	—	(512)	128,561	—	—	—	128,561
Acquisition of Alpharma, net of cash acquired	(1,557,347)	—	532,586	—	(1,024,761)	—	—	—	—	—	—	—	—	—	—
Acquisition of Avinza®	(44)	—	—	—	(44)	(23)	(296,414)	—	—	(296,437)	—	—	—	—	—
Purchases of property, plant and equipment	(43,676)	(13,766)	(13)	—	(57,455)	(31,844)	(17,758)	—	—	(49,602)	(22,505)	(23,311)	—	—	(45,816)
Purchases of product rights and intellectual property	—	(12,065)	—	—	(12,065)	—	(98,942)	—	—	(98,942)	—	(85,795)	—	—	(85,795)
Proceeds from sale of marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Proceeds from sale of assets	10,350	60	—	—	10,410	8	86,279	—	—	86,287	—	—	—	—	—
Loan to Ligand	—	—	—	—	—	37,750	—	—	—	37,750	(37,750)	—	—	—	(37,750)
Other investing activities	—	—	—	—	—	—	—	—	—	—	6	1	—	—	7

Net cash used in investing activities of continuing operations	(662,912)	(25,771)	532,573	—	(156,110)	(449,416)	(326,835)	—	—	(776,251)	(327,210)	(109,105)	—	—	(436,315)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	439	—	—	—	439	10,656	—	—	—	10,656	7,338	—	—	—	7,338
Excess tax benefits from stock-based compensation	(2,441)	—	—	—	(2,441)	705	—	—	—	705	484	—	—	—	484
Proceeds from issuance of long-term debt	617,000	—	—	—	617,000	—	—	—	—	—	400,000	—	—	—	400,000
Payments on other long-term debt	—	—	—	—	—	—	—	—	—	—	(342,691)	—	—	—	(342,691)
Debt issuance costs	(30,076)	—	—	—	(30,076)	(1,527)	—	—	—	(1,527)	(10,680)	—	—	—	(10,680)
Intercompany	365,449	(362,350)	(3,099)	—	—	297,101	(297,772)	671	—	—	367,938	(368,921)	983	—	—

Net cash provided by financing activities of continuing operations	950,371	(362,350)	(3,099)	—	584,922	306,935	(297,772)	671	—	9,834	422,389	(368,921)	983	—	54,451

Increase (decrease) in cash and cash equivalents	391,939	(4,593)	532,857	—	920,203	(91,492)	(4,104)	1,828	—	(93,768)	74,408	7,678	1,677	—	83,763
Cash and cash equivalents, beginning of year	9,718	4,645	5,646	—	20,009	101,210	8,749	3,818	—	113,777	26,802	1,071	2,141	—	30,014

Cash and cash equivalents, end of year	$401,657	$52	$538,503	$—	$940,212	$9,718	$4,645	$5,646	$—	$20,009	$101,210	$8,749	$3,818	$—	$113,777

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
Chairman of the Board,
President and Chief Executive Officer

February 27, 2009

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ BRIAN A. MARKISON Brian A. Markison	Chairman of the Board, President and Chief Executive Officer	February 27, 2009

/s/ JOSEPH SQUICCIARINO Joseph Squicciarino	Chief Financial Officer (principal financial and accounting officer)	February 27, 2009

/s/ TED G. WOOD Ted G. Wood	Lead Independent Director	February 27, 2009

/s/ EARNEST W. DEAVENPORT, JR. Earnest W. Deavenport, Jr.	Director	February 27, 2009

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	February 27, 2009

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	February 27, 2009

/s/ GREGORY D. JORDAN Gregory D. Jordan	Director	February 27, 2009

/s/ R. CHARLES MOYER R. Charles Moyer	Director	February 27, 2009

/s/ D. GREG ROOKER D. Greg Rooker	Director	February 27, 2009

II-1

KING PHARMACEUTICALS, INC.

Schedule II. Valuation and Qualifying Accounts

Column A	Column B	Column C Additions		Column D	Column E
			Charged
	Balances at	Charged to	(Credited)		Balance at
	Beginning of	Cost and	to Other		End of
Description	Period	Expenses	Accounts	Deductions(1)	Period
	(In thousands)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet
Year ended December 31, 2008	5,297	266	863	1,713	4,713
Year ended December 31, 2007	5,437	950	—	1,090	5,297
Year ended December 31, 2006	12,280	(138)	—	6,705	5,437
Valuation allowance for deferred tax assets, deducted from deferred income tax assets in the balance sheet
Year ended December 31, 2008	9,094	885	267,090	653	276,416
Year ended December 31, 2007	8,085	2,248	—	1,239	9,094
Year ended December 31, 2006	9,214	1,040	—	2,169	8,085

(1)	Amounts represent write-offs of accounts.

(2)	Reserve related to certain state and foreign net operating losses and certain other deferred tax assets of Alpharma.

S-1