Form 10-Q
period 2009-03-31
KING PHARMACEUTICALS INC
filed 2009-05-11
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of Registrant’s common stock as of May 7, 2009: 247,965,545

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2009	2008
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$436,793	$940,212
Investments in debt securities	13,682	6,441
Marketable securities	624	511
Accounts receivable, net of allowance of $3,723 and $4,713	227,710	245,070
Inventories	256,106	258,303
Deferred income tax assets	144,455	89,513
Income tax receivable	4,074	—
Prepaid expenses and other current assets	128,479	129,214

Total current assets	1,211,923	1,669,264

Property, plant and equipment, net	410,489	417,259
Intangible assets, net	896,699	934,219
Goodwill	415,095	450,548
Deferred income tax assets	252,735	267,749
Investments in debt securities	334,049	353,848
Other assets (includes restricted cash of $16,645 and $16,580)	116,296	122,826
Assets held for sale	7,900	11,500

Total assets	$3,645,186	$4,227,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97,286	$140,908
Accrued expenses	316,603	411,488
Income taxes payable	—	10,448
Short-term debt	5,149	5,230
Current portion of long-term debt	51,349	439,047

Total current liabilities	470,387	1,007,121

Long-term debt	837,989	877,638
Other liabilities	117,638	110,022

Total liabilities	1,426,014	1,994,781

Commitments and contingencies (Note 10)
Shareholders’ equity	2,219,172	2,232,432

Total liabilities and shareholders’ equity	$3,645,186	$4,227,213

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Revenues:
Net sales	$414,299	$412,910
Royalty revenue	14,758	19,123

Total revenues	429,057	432,033

Operating costs and expenses:
Cost of revenues, exclusive of depreciation and amortization shown below	150,939	91,461

Selling, general and administrative, exclusive of co-promotion fees	137,136	111,901
Acquisition related costs	3,789	—
Co-promotion fees	1,398	17,957

Total selling, general and administrative expense	142,323	129,858

Research and development	27,256	28,508
Depreciation and amortization	53,349	59,866
Restructuring charges (Note 14)	48,050	1,059

Total operating costs and expenses	421,917	310,752

Operating income	7,140	121,281

Other income (expense):
Interest income	2,788	13,629
Interest expense	(23,103)	(4,980)
Loss on investments	(823)	—
Other, net	(2,779)	(704)

Total other income	(23,917)	7,945

(Loss) income before income taxes	(16,777)	129,226
Income tax (benefit) expense	(6,055)	43,670

Net (loss) income	$(10,722)	$85,556

Income per common share:
Basic net (loss) income per common share	$(0.04)	$0.35

Diluted net (loss) income per common share	$(0.04)	$0.35

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(Unaudited)

Balance at December 31, 2007	245,937,709	$1,359,817	$1,213,057	$1,957	$2,574,831
Comprehensive income:
Net income	—	—	85,556	—	85,556
Net unrealized gain on marketable securities, net of tax of $172	—	—	—	282	282
Net unrealized loss on investments in debt securities, net of taxes of $10,799	—	—	—	(17,619)	(17,619)
Foreign currency translation	—	—	—	(480)	(480)

Total comprehensive income					67,739
Stock-based award activity	606,726	6,639	—	—	6,639

Balance at March 31, 2008	246,544,435	$1,366,456	$1,298,613	$(15,860)	$2,649,209

Balance at December 31, 2008	246,487,232	$1,389,698	$871,021	$(28,287)	$2,232,432
Comprehensive income:
Net (loss)	—	—	(10,722)	—	(10,722)
Net unrealized gain on marketable securities, net of tax of $43	—	—	—	70	70
Net unrealized loss on interest rate swap, net of taxes of $202	—	—	—	(329)	(329)
Net unrealized loss on investments in debt securities, net of taxes of $1,634	—	—	—	(2,666)	(2,666)
Foreign currency translation	—	—	—	(5,026)	(5,026)

Total comprehensive income					(18,673)
Stock-based award activity	1,326,589	5,413	—	—	5,413

Balance at March 31, 2009	247,813,821	$1,395,111	$860,299	$(36,238)	$2,219,172

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

Cash flows provided by operating activities	$16,740	$100,232

Cash flows from investing activities:
Transfers (to) from restricted cash	(65)	144
Purchases of investments in debt securities	—	(279,175)
Proceeds from maturities and sales of investments in debt securities	8,000	1,006,630
Purchases of property, plant and equipment	(6,892)	(19,914)
Proceeds from sale of property and equipment	—	13
Acquisition of Alpharma	(69,706)	—
Acquisition of Avinza®	(1)	(34)
Purchases of intellectual property and product rights	(548)	(715)

Net cash (used in) provided by investing activities	(69,212)	706,949

Cash flows from financing activities:
Proceeds from exercise of stock options	36	54
Net (payments) proceeds related to stock based activity	(2,000)	(662)
Payments on long-term debt	(433,249)	—
Debt issuance costs	(1,220)	—

Net cash used in financing activities	(436,433)	(608)

Net cash flows from exchange rate changes	(14,514)	—

(Decrease) increase in cash and cash equivalents	(503,419)	806,573
Cash and cash equivalents, beginning of period	940,212	20,009

Cash and cash equivalents, end of period	$436,793	$826,582

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 and 2008
(in thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The year-end condensed consolidated balance sheet was derived from the audited consolidated financial statements, and has been adjusted to reflect the adoption of FASB Staff Position No. APB 14-1 Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”) but does not include all disclosures required by generally accepted accounting principles. FSP APB 14-1 was effective January 1, 2009 and required retrospective application. Please see Note 9 for additional information on the adoption of FSP APB 14-1.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended March 31,
	2009	2008

Basic income per common share:
Weighted average common shares	243,888,839	243,290,375

Diluted income per common share:
Weighted average common shares	243,888,839	243,290,375
Effect of stock options	—	34,750
Effect of dilutive share awards	—	1,363,413

Weighted average common shares	243,888,839	244,688,538

For the three months ended March 31, 2009, the dilutive effect of options to purchase 5,176 shares of common stock and 2,743,397 share awards were not included in the computation of diluted loss per share because their inclusion would have reduced the loss per share.

For the three months ended March 31, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 6,157,030 shares of common stock, 321,528 restricted stock awards (“RSAs”) and 153,606 long-term performance units (“LPUs”). For the three months ended March 31, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 5,146,792 shares of common stock, 490,360 RSAs and 267,295 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarter.

3.	Skelaxin®

As previously disclosed, the Company has been involved in multiple legal proceedings over patents relating to its product Skelaxin® (metaxalone). On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two of these patents, United States Patent Nos. 6,407,128 and 6,683,102. The Order was issued in response to defendant Eon Labs’ motion for summary judgment without the benefit of a hearing. The Company plans to appeal, upon the entry of an appropriate judgment, and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as a result. Net sales of Skelaxin® were $446,243 in 2008 and $100,599 in the first quarter of 2009. For additional information regarding Skelaxin® litigation, please see Note 10. For additional information regarding Skelaxin® intangible assets, please see Note 8. For additional information regarding Skelaxin® restructuring action, please see Note 14.

4.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of March 31, 2009 and December 31, 2008, the Company’s cash and cash equivalents consisted of institutional money market funds and bank time deposits. There were no cumulative unrealized holding gains or losses associated with these money market funds and time deposits as of March 31, 2009 and December 31, 2008.

Derivatives.  The Company had forward foreign exchange contracts outstanding with a notional amount of approximately $146,708 as of March 31, 2009. These contracts primarily called for the exchange of European currencies and in some cases the U.S. Dollar to meet commitments in or sell cash flows generated in non-functional currencies. The forward exchange contracts are not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”). The Company records these contracts at fair value and changes in fair value are recognized in current earnings. All outstanding contracts will expire in the second quarter of 2009 and the unrealized gains and losses are not material. Counterparties to these derivative agreements are major financial institutions. Management believes the risk of incurring losses related to credit risk is remote.

In connection with the Company’s acquisition of Alpharma on December 29, 2008, the Company borrowed $425,000 in principal under the Senior Secured Revolving Credit Facility as amended on December 5, 2008. The terms of the Revolving Credit Facility require the Company to maintain hedging agreements that will fix the interest rates on 50% of the Company’s outstanding long-term debt beginning 90 days after the amendment to the facility for a period of two years. The Revolving Credit Facility and the Term Facility have variable interest rates. The Convertible Senior Notes of the Company are at a fixed interest rate. Accordingly, in March 2009, the Company entered into an interest rate swap agreement on interest under the Revolving Credit Facility with an aggregate notional amount of $112,500, which expires in March 2011. The interest rate swap has been designated as a cash flow hedge and is being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. For additional information on the Senior Secured Revolving Credit Facility, please see Note 9.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under SFAS No. 133, as of March 31, 2009:

	Fair Value of Derivative Instruments as of March 31, 2009
			Fair Value of
		Fair value of	Liability
	Balance sheet location	Asset Derivatives	Derivatives

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swap	Other liabilities	$—	$531
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency contracts	Prepaid expenses and other current assets	$963	$—

The following table summarizes the effect of derivative instruments on the condensed consolidated statements of operations for the three months ended March 31, 2009:

	Gain or	Gain or
	(Loss) in	(Loss) Reclassified
Derivatives in	Other Comprehensive	from Accumulated	Gain/(Loss)
SFAS No. 133	Income on	Other Comprehensive	Recorded
Cash Flow	Derivative (Effective	Income into Income	(Ineffective
Hedging	Portion)	(Effective Portion)	Portion)
Relationships	Amount	Amount	Amount

Interest rate swap	$(531)	$—	$—

	Gain or (Loss)
Derivatives not Designated as Hedging	Recognized in Income on
Instruments Under SFAS No. 133	Derivative
			Amount
	Location

Foreign currency contracts	Other income (expense	)	$3,545

Marketable Securities.  As of March 31, 2009 and December 31, 2008, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $511. The cumulative unrealized holding gain in those investments as of March 31, 2009 was $113. There were no cumulative unrealized holding gains or losses in these investments as of December 31, 2008.

Investments in Debt Securities.  Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Temporary gains or losses are included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. Other-than-temporary gains or losses are included in income (expense) on the Condensed Consolidated Statements of Operations.

As of March 31, 2009 and December 31, 2008, the par value of the Company’s investments in debt securities was $409,075 and $417,075, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

On February 11, 2008, the Company began to experience auction failures with respect to its investments in auction rate securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The funds associated with failed auctions will not be

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or is purchased by a buyer outside the auction process.

As of March 31, 2009, there were cumulative unrealized holding losses of $55,233 and cumulative unrealized holding gains of $721 associated with these investments.

The Company has recorded $50,332 of the unrealized holding losses in accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. As of March 31, 2009 the Company believed the decline was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms. Please see Note 17 for subsequent events related to auction rate securities.

During the fourth quarter of 2008 the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell certain auction rate securities outstanding at March 31, 2009 with a par value of $40,350 to UBS during the period from June 30, 2010 to July 2, 2012 at par value. The Company has elected to account for this right at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. The right to sell the auction rate securities to UBS at par was valued at $3,459 as of March 31, 2009. With respect to this right, during the fourth quarter of 2008 the Company recognized an unrealized gain in other income (expense) of $4,024. During the first quarter of 2009, the Company recognized an unrealized loss in other income (expense) of $565 in the accompanying Condensed Consolidated Statement of Operations. In addition, during the fourth quarter of 2008, the Company reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities and therefore recognized the unrealized losses related to these securities of $4,643. During the first quarter of 2009, the Company recognized additional unrealized losses related to these securities of $258 included in other income (expense) on the accompanying Condensed Consolidated Statement of Operations.

As of March 31, 2009, the Company has classified $13,682 of auction rate securities as current assets and $334,049 as long-term assets.

The following tables summarize the Company’s assets which are measured at fair value on a recurring basis:

		Fair Value Measurements at 3/31/2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	3/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$436,707	$436,707	$—	$—
Marketable Securities	624	624	—	—
Investments in Debt Securities	347,731	—	700	347,031
Forward foreign exchange contracts	963	—	963	—
Right to Sell Debt Securities	3,459	—	—	3,459

Total Assets	$789,484	$437,331	$1,663	$350,490

Liabilities:
Interest Rate Swap	$531	$—	$531	$—

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at 12/31/2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$833,653	$833,653	$—	$—
Marketable Securities	511	511	—	—
Investments in Debt Securities	360,289	—	2,400	357,889
Right to sell Debt Securities	4,024	—	—	4,024

Total assets	$1,198,477	$834,164	$2,400	$361,913

Liabilities:
Forward foreign exchange contracts	$2,582	$—	$2,582	$—

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of the valuation date.

The fair value of investments in debt securities within the Level 2 classification is at par based on public call notices from the issuer of the security.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. As of March 31, 2009, the Company assumed a weighted average discount rate of 5.5% and an expected term of approximately 3-5 years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near-risk free to risk free assets. The expected term is based on the Company’s estimate of future liquidity as of March 31, 2009. Transfers out of Level 3 classification occur only when public call notices have been announced by the issuer prior to the date of the valuation.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2009	2008

Beginning balance, January 1	$361,913	$—
Total gains or losses (realized/unrealized)
Included in earnings	(823)	—
Included in other comprehensive income (loss)	(4,300)	(28,418)
Settlements	(8,000)	(154,950)
Transfers in and/or out of Level 3	1,700	724,725

Ending balance, March 31	$350,490	$541,357

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2009	2008

Raw materials	$82,786	$82,273
Work-in-process	54,098	62,836
Finished goods (including $7,062 and $7,385 of sample inventory, respectively)	186,324	176,582

	323,208	321,691
Inventory valuation allowance	(67,102)	(63,388)

Total inventories	$256,106	$258,303

6.	Property, Plant and Equipment

During the first quarter of 2009, the Company classified a pharmaceutical manufacturing facility which was acquired as a result of the acquisition of Alpharma Inc. as held for sale. The manufacturing facility is recorded at estimated fair value less cost to sell. The Company finalized its determination of fair value of this asset in the first quarter of 2009, reduced the value by $3,600 and adjusted goodwill accordingly.

During 2006, the Company decided to proceed with the implementation of its plan to streamline manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in the first half of 2009. The Company believes that the assets associated with the St. Petersburg facility are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, during 2006, the Company shortened the estimated useful lives of assets at the St. Petersburg facility and therefore accelerated the depreciation of these assets. For additional discussion, please see Note 14.

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

7.	Acquisitions, Dispositions, Co-Promotions and Alliances

On December 29, 2008, the Company completed its acquisition of Alpharma Inc. (“Alpharma”). Alpharma is a branded specialty pharmaceutical company with a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) 1.3% and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine that is designed to provide controlled pain relief and deter certain common methods of misuse and abuse. Alpharma is also a provider of medicated feed additives and water-soluble therapeutics used primarily for poultry, cattle and swine. The Company paid a cash price of $37.00 per share for the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights of Alpharma, totaling approximately $1,527,380, $61,120 associated with Alpharma employee stock-based awards (which were paid in the first quarter of 2009), and incurred $30,611 of expenses related to the transaction resulting in a total purchase price of $1,619,111. Contemporaneously with the acquisition of Alpharma and in accordance with a consent order with the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Federal Trade Commission, the Company divested Alpharma’s Kadian® assets to Actavis Elizabeth, L.L.C.

Management believes the Company’s acquisition of Alpharma is particularly significant because it strengthens King’s portfolio and development pipeline of pain management products, and increases its capabilities and expertise in this market. The development pipeline provides the Company with both near-term and long-term revenue opportunities and the animal health business further diversifies its revenue base. As a result, management believes the acquisition of Alpharma creates a stronger foundation for sustainable, long-term growth for the Company.

The accompanying Condensed Consolidated Statement of Operations for the period ended March 31, 2008 do not include any activity for Alpharma because the Company acquired Alpharma in the fourth quarter of 2008.

The allocation of the initial purchase price and acquisition costs is as follows:

Valuation

Current Assets	$915,578
Current deferred income taxes	30,463
Property, plant and equipment	156,981
Intangible Assets	300,000
Goodwill	285,945
In-Process Research and Development	590,000
Other Long Term Assets	26,679
Current Liabilities	(229,740)
Convertible Debentures	(385,227)
Long-term deferred income taxes	(21,708)
Other Long-Term Liabilities	(49,860)

$1,619,111

The valuation of the intangible assets acquired is as follows:

		Weighted Average
	Valuation	Amortization Period

Flector® Patch	$130,000	11 years
Animal Health intangibles	170,000	19 years

Total	$300,000

None of the goodwill is expected to be deductible for tax purposes. The goodwill has been allocated to the segments as follows:

Branded prescription pharmaceuticals	$197,712
Animal Health	88,233

Total	$285,945

The above allocation of the purchase price is not yet finalized as the acquisition was completed close to the end of 2008 and management is continuing to complete its initial estimate of the valuation of certain assets and liabilities.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was financed with available cash on hand, borrowings under the Senior Secured Revolving Credit Facility of $425,000 and borrowings under the Term Loan of $200,000. For additional information on the borrowings, please see Note 9.

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

The Embedatm New Drug Application (“NDA”) was submitted to the U.S. Food and Drug Administration (“FDA”) in June 2008. The success of the project is dependent upon NDA approval by the FDA. The Company currently believes it will obtain approval of the Embedatm NDA during 2009.

Oxycodone NT and Hydrocodone NT are long-acting opioids for the treatment of moderate to severe chronic pain that are in the early stages of clinical development. These products are designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone and hydrocodone opioids that are currently available. If the clinical development program is successful, the Company would not expect to commercialize Oxycodone NT and Hydrocodone NT any sooner than 2011. The estimated cost to complete the development of Oxycodone NT and Hydrocodone NT is approximately $35,000 each. The Company believes there is a reasonable probability of completing these projects successfully, but, the success of the projects depends on the outcome of the clinical development programs and approval by the FDA.

The following unaudited pro forma summary presents the financial information as if the acquisition of Alpharma had occurred January 1, 2008 for the three months ended March 31, 2008. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2008, nor are they indicative of future results. The pro forma results for the three months ended March 31, 2008 include the $590,000 in-process research & development expense noted above.

Three Months Ended
March 31, 2008

Total revenues	$547,787
Income from continuing operations	2,275
Net income	212,490
Basic earnings per common share	$0.87
Diluted earnings per common share	$0.87

In connection with the acquisition of Alpharma, the Company and Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission. The Consent Order required the Company to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C. In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, the Company divested the Kadian® product to Actavis. Actavis is entitled to sell Kadian® as a branded or generic product. Prior to the divestiture, Actavis supplied Kadian® to Alpharma.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actavis will pay a purchase price of up to an aggregate of $127,500 in cash based on the achievement of certain Kadian® quarterly gross profit-related milestones for the period beginning January 1, 2009 and ending June 30, 2010. The maximum purchase price payment associated with each calendar quarter is as follows:

Maximum Purchase
Price Payment

First Quarter 2009	$30,000
Second Quarter 2009	$25,000
Third Quarter 2009	$25,000
Fourth Quarter 2009	$20,000
First Quarter 2010	$20,000
Second Quarter 2010	$7,500

None of the quarterly payments above, when combined with all prior payments made by Actavis, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis will not exceed the lesser of (a) $127,500 and (b) the gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period from January 1, 2009 through June 30, 2010. The Company has recorded a receivable of $115,000 at March 31, 2009, reflecting the present value of the estimated future purchase price payments from Actavis. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments will be received one quarter in arrears. Therefore, there was no payment received in the first quarter of 2009.

8.	Intangible Assets and Goodwill

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount and accumulated amortization is as follows:

	March 31, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Branded prescription pharmaceuticals	$1,252,300	$660,782	$1,252,300	$627,233
Animal Health	170,000	2,408	170,000	—
Meridian Auto-Injector	180,537	43,316	179,879	41,281
Royalties	3,731	3,363	3,731	3,177
Other	—	—	—	—

Total intangible assets	$1,606,568	$709,869	$1,605,910	$671,691

Amortization expense for the three months ended March 31, 2009 and 2008 was $38,178 and $50,927, respectively.

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two Skelaxin® patents, United States Patent Nos. 6,407,128 and 6,683,102. The Order was issued in response to defendant Eon Labs’ motion for summary judgment without the benefit of a hearing. The Company plans to appeal, upon the entry of an appropriate judgment, and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a result. The Company believes that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the Order described above, the Company reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. If the Company’s current estimates regarding future cash flows adversely change, the Company may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of March 31, 2009, the net intangible assets associated with Skelaxin® totaled approximately $96,938.

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, the Company lowered its future sales forecast for this product. As of March 31, 2009, the net intangible assets associated with Cytomel® totaled approximately $11,023. The Company believes that the intangible assets associated with Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

End-user demand for Synercid® has declined in recent years. As of March 31, 2009, the net intangible assets associated with Synercid® totaled approximately $27,524. The Company believes that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Goodwill at March 31, 2009 and December 31, 2008 is as follows:

	Branded	Animal Health	Meridian
	Segment	Segment	Segment	Total

Goodwill at December 31, 2008	$258,092	$84,046	$108,410	$450,548

Adjustment to Alpharma acquisition	(39,640)	4,187	—	(35,453)

Goodwill at March 31, 2009	$218,452	$88,233	$108,410	$415,095

The adjustment to Alpharma goodwill is due to management’s continuation of the initial estimate of the valuation of certain assets and liabilities related to this acquisition.

9.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008

Convertible senior notes	$318,770	$314,416
Senior secured revolving credit facility	392,908	425,000
Senior secured term facility	177,660	192,042
Alpharma convertible senior notes	—	385,227

Total long-term debt	889,338	1,316,685
Less current portion	51,349	439,047

Long-term portion	$837,989	$877,638

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Senior Notes

Effective January 1, 2009, the Company adopted the FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). FSP APB 14-1 requires that the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 requires retrospective application to all periods presented.

Upon adoption of FSP APB 14-1, the separate components of debt and equity of the Company’s $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 were determined using an interest rate of 7.13%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $271,267 and $128,733, respectively. The debt component will be amortized retrospectively beginning April 1, 2006 through March 31, 2013.

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by FSP APB 14-1:

Condensed Consolidated Statement of Operations
Three months ended March 31, 2008

	As Computed	As Reported
	under	before	Effect of
	APB 14-1	APB 14-1	Change

Deprecation and amortization	$59,866	$59,698	$168
Total operating costs and expenses	310,752	310,584	168
Operating income	121,281	121,449	(168)
Interest expense	(4,980)	(1,804)	(3,176)
Total other income	7,945	11,121	(3,176)
Income before income taxes	129,226	132,570	(3,344)
Income tax expense	43,670	44,937	(1,267)

Net Income	$85,556	$87,633	$(2,077)

Income per common share:
Basic net income per common share	$0.35	$0.36	$(0.01)

Diluted net income per common share	$0.35	$0.36	$(0.01)

Total comprehensive income	$67,739	$69,816	$(2,077)

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet
As of December 31, 2008

	As Computed	As Reported
	under	before	Effect of
	APB 14-1	APB 14-1	Change

Property, plant and equipment, net	$417,259	$409,821	$7,438
Deferred income tax assets	267,749	303,722	(35,973)
Other assets	122,826	124,774	(1,948)
Total assets	4,227,213	4,257,696	(30,483)
Long-term debt	877,638	963,222	(85,584)
Total liabilities	1,994,781	2,080,365	(85,584)
Retained earnings	871,021	892,297	(21,276)
Shareholders’ equity	2,232,432	2,177,331	55,101
Total liabilities and shareholders’ equity	4,227,213	4,257,696	(30,483)

The Company’s previously reported amounts as of December 31, 2007 reflect a change of $76,377 in Shareholders’ equity and a change of $(12,303) in Retained earnings.

A summary of the gross carrying amount, unamortized debt cost and the net carrying value of the liability component is as follows:

	March 31, 2009	December 31, 2008

Gross carrying amount	$400,000	$400,000
Unamortized debt costs	81,230	85,584

Net carrying amount	$318,770	$314,416

During the first quarter of 2009, Alpharma and its U.S. subsidiaries became guarantors of the Convertible Senior Notes.

Senior Secured Revolving Credit Facility

During the first quarter of 2009, the Company made payments of $32,093 on the Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), $26,492 in excess of that required by the repayment schedule.

Under its terms, the availability for borrowing under the Revolving Credit Facility was reduced to $442,908 as of March 31, 2009. The remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $37,895 after giving effect to outstanding letters of credit totaling $12,105.

In connection with the borrowings, the Company incurred approximately $22,149 of deferred financing costs that are being amortized ratably through the maturity date.

Senior Secured Term Facility

During the first quarter of 2009, the Company made payments of $15,930 on the Senior Secured Term Facility, $6,120 in excess of that required by the repayment schedule.

In connection with the borrowings, the Company incurred approximately $8,705 of deferred financing costs that are being amortized ratably through the maturity date based on the repayment schedule.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alpharma Convertible Senior Notes

At the time of the acquisition of Alpharma by the Company, Alpharma had $300,000 of Convertible Senior Notes outstanding (“Alpharma Notes”). The Alpharma Notes were convertible into shares of Alpharma’s Class A common stock at an initial conversion rate of 30.6725 Alpharma common shares per $1,000 principal amount. The conversion rate of the Alpharma Notes was subject to adjustment upon the direct or indirect sale of all or substantially all of Alpharma’s assets or more than 50% of the outstanding shares of the Alpharma common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Alpharma Notes included a make-whole provision that adjusted the conversion rate by a predetermined number of additional shares of Alpharma’s common stock based on (1) the effective date of the fundamental change; and (2) Alpharma’s common stock market price as of the effective date. The acquisition of Alpharma by the Company was a Fundamental Change. As a result, any Alpharma Notes converted in connection with the acquisition of Alpharma were entitled to be converted at an increased rate equal to the value of 34.7053 Alpharma common shares, at the acquisition price of $37 per share, per $1,000 principal amount of Alpharma Notes, at a date no later than 35 trading days after the occurrence of the Fundamental Change. During the first quarter of 2009, the Company paid $385,227 to redeem the Alpharma Convertible Senior Notes.

10.	Commitments and Contingencies

Intellectual Property Matters

Altace®

Lupin Ltd. (“Lupin”) filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking permission to market a generic version of Altace®. In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of U.S. Patent No. 5,061,722 (the “ ’722 patent”), a composition of matter patent covering Altace®, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. The companies litigated the matter and the court ultimately invalidated the Company’s ‘722 patent. On June 9, 2008, Lupin received approval from the FDA to market its generic ramipril product.

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

The Company received civil investigative demands (“CIDs”) for information from the FTC on August 2, 2006 and August 2, 2007. The CIDs required the Company to provide information related to the Company’s collaboration with Arrow International Limited (“Arrow”) to develop novel formulations of Altace®, the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. Arrow and Cobalt are affiliates of one another. The Company is cooperating with the FTC in this investigation.

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“Core”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ’128 patent”) and 6,683,102 (the “ ’102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 3, 2021. Eon Labs and Core each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against Core on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania, concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the Core case. In January 2008, the Company entered into an agreement with Core providing, among other things, Core with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and Core submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered an order dismissing the case without prejudice.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court on January 10, 2005 and has not expired. The Court lifted the tolling of the 30-month stay as of April 30, 2007. Although the Court has reserved judgment on the length of the tolling period, the stay should not expire prior to early August 2009 unless the Court rules otherwise. Eon Labs asked for a determination of the length of the tolling period in a March 14, 2008 letter to the Court. The Court declined to make any determination. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On January 20, 2009, the Court issued an Order ruling invalid the ’128 and ’102 patents. The Order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The Company plans to appeal, upon the entry of an appropriate judgment, and intends to vigorously defend its interests.

On December 5, 2008, the Company, along with co-plaintiff Pharmaceutical IP Holding, Inc. (“PIH”) initiated suit in the U.S. District Court of New Jersey against Sandoz Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,122,566 (the “566 patent”). The ’566 patent is a method-of-use patent relating to Skelaxin® listed in the FDA’s Orange Book; it expires on February 6, 2026. The ’566 patent is owned by PIH and licensed to the Company. The Company and PIH sued Sandoz, alleging that Eon Labs’ submission of its ANDA seeking approval to sell a generic version of a 800 mg Skelaxin® tablet prior to the expiration of the ’566 patent constitutes infringement of the patent. Sandoz, who acquired Eon Labs, is the named owner of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Eon Labs’ ANDA and filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ’566 patent. On January 13, 2009, Sandoz answered the complaint and filed counterclaims of invalidity and non-infringement. The Company filed a reply on February 5, 2009.

On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ‘128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious and inconsistent with the FDA’s previous position on this issue. The Company filed a Citizen Petition on March 18, 2004 (supplemented on April 15, 2004 and on July 21, 2004), requesting the FDA to rescind that letter, require generic applicants to submit Paragraph IV certifications for the ’128 patent and prohibit the removal of information corresponding to the use listed in the Orange Book. The Company concurrently filed a petition for stay of action requesting the FDA to stay approval of any generic Skelaxin® products until the FDA has fully evaluated the Company’s Citizen Petition.

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

Net sales of Skelaxin® were $446,243 in 2008 and $100,599 in the first quarter of 2009. As of March 31, 2009, the Company had net intangible assets related to Skelaxin® of $96,938. If a generic version of Skelaxin® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. See Note 8 for information regarding the Skelaxin® intangible assets.

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA seeking permission to market a generic version of Avinza®. U.S. Patent No. 6,066,339 (the “339 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008. The parties are nearing the end of fact discovery and await a hearing date for claim construction.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company intends to vigorously defend its rights under the ’339 patent to the full extent of the law. Net sales of Avinza® were $135,452 in 2008 and $38,980 in the first quarter of 2009. As of March 31, 2009, the Company had net intangible assets related to Avinza® of $230,129. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Adenoscan®

On February 15, 2008, the Company, along with co-plaintiffs Astellas US LLC and Astellas Pharma US, Inc. (collectively “Astellas”), and Item Development AB (“Item”) initiated suit in the U.S. District Court for the Central District of California against Anazao Health Corp. (“Anazao”), NuView Radiopharmaceuticals, Inc. (“NuView”), Paul J. Crowe (“Crowe”) and Keith Rustvold (“Rustvold”) for the unauthorized sale and attempted sale of generic adenosine to hospitals and outpatient imaging clinics for use in Myocardial Perfusion Imaging procedures for an indication that has not been approved by the FDA. On July 2, 2008, plaintiffs filed a notice of dismissal as to Anazao. The Company and co-plaintiffs have alleged infringement of U.S. Patent Nos. 5,731,296 (“the ‘296 patent”) and 5,070,877 (“the ‘877 patent”), which cover a method of using adenosine in Myocardial Perfusion Imaging and which Astellas sells under the tradename, Adenoscan®; unfair competition in violation of the California Business and Professions Code, and violations of various other sections of the California Business and Professions Code, concerning the labeling, advertising and dispensing of drugs; and intentional interference with Company and co-plaintiffs’ prospective economic advantage. On June 30, 2008, NuView, Crowe and Rustvold filed an answer raising defenses and counterclaims of non-infringement, invalidity, unenforceability due to inequitable conduct and patent misuse, and unfair competition under California State Law. On August 28, 2008, the Company filed a reply. On November 20, 2008, the Company and other plaintiffs amended their complaint to add MTS Health Supplies, Inc., Nabil Saba and Ghassan Salaymeg (collectively, “MTS”) as defendants. On November 21, 2008, defendant NuView amended its answer and counterclaims to allege patent misuse antitrust violations by plaintiffs. On April 10, 2009, a Final Judgment and Injunction on Consent was entered by the Court against NuView, Crowe and Rustvold. On April 13, 2009, the Court entered a Final Judgment and Injunction on Consent against all remaining defendants and terminated the action.

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

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to New York State Court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all NYC and county cases pending in the MDL Court. The Erie motion to dismiss was granted in part and denied in part by the State Court before removal. Motions to dismiss were

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

filed in October 2007 in the Oswego and Schenectady cases, and these cases were subsequently transferred to Erie County for coordination with the Erie County case. It is not anticipated that any trials involving the Company will be set in any of these cases within the next year.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. The first three of these defendants have already appealed their verdicts. Several other defendants have had their cases set for trial this year and in 2009. In April 2009, the Court established various trial dates for the defendants. The Company was scheduled for trial in January 2011.

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

Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s. The Company has filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL Court. The relief sought in all of these cases is similar to the relief sought in the NYC lawsuit. The MDL Court granted in part and denied in part the Company’s motion to dismiss, and the Company has filed its answer. Discovery is proceeding in these cases. The Company intends to defend all of the AWP lawsuits vigorously, but is currently unable to predict the outcome or reasonably estimate the range of potential loss.

See also “AWP Litigation” under the section “Alpharma Matters” below.

Governmental Pricing Investigation and Related Matters

As previously reported, during the first quarter of 2006, the Company paid approximately $129,268 related to underpayment of rebates owed to Medicaid and other governmental pricing programs during the period from 1994 to 2002. On October 31, 2005, the Company also entered into a five-year corporate integrity agreement with the office of the Inspector General of the United States Department of Health and Human Services.

Beginning in March 2003, a number of purported class action complaints were filed by holders of the Company’s securities against the Company, its directors, former directors, executive officers, former executive officers, a Company subsidiary and a former director of the subsidiary. These cases were settled in January 2007.

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors. These cases were consolidated. The parties reached agreement on a stipulation of settlement on August 21, 2008. The settlement requires the Company to maintain and/or adopt certain corporate governance measures and provides for payment of attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $13,500. This amount has been paid by the Company’s insurance carriers. The stipulation of settlement was filed with the Court on August 22, 2008. The Court entered an order approving the settlement

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on December 17, 2008. A shareholder has appealed the Court’s approval of the settlement, and this appeal is pending. The Company is currently unable to predict the outcome of the appeal of the derivative suit settlement. If the appeal were to succeed, the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected.

During the third quarter of 2006, the second quarter of 2007, the second quarter of 2008 and the third quarter of 2008, the Company recorded anticipated insurance recoveries of legal fees in the amounts of $6,750, $3,398, $3,001 and $8,000, respectively, for the class action and derivative suits described above. In November 2006, July 2007, August 2008 and October 2008, respectively, the Company received payments from its insurance carriers for the recovery of these legal fees.

Fen-Phen Litigation

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

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 60 multi-plaintiff (approximately 1,000 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages against King Research and Development. Consequently, the Company cannot reasonably estimate possible losses related to the lawsuits.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 22 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 1,000 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. The remaining 22 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in Little Rock, Arkansas, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania State Court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth and Pfizer. The trials against Wyeth have resulted in verdicts for and against Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer has lost two jury verdicts. One of these verdicts was later reversed, and the other is being appealed. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Alpharma Matters

The following matters relate to our Alpharma subsidiary and/or certain of its subsidiaries.

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

Chicken Litter Litigation

Alpharma and one of its subsidiaries are two of multiple defendants that have been named in several lawsuits that allege that one of its animal health products causes chickens to produce manure that contains an

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and may have caused a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). Alpharma provided notice to its insurance carriers and its primary insurance carriers have responded by accepting their obligations to defend or pay Alpharma’s defense costs, subject to reservation of rights to later reject coverage for these lawsuits. One of the carriers has filed a Declaratory Judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to Alpharma among the several insurance carriers and, to the extent Alpharma does not have full insurance coverage, to Alpharma. Further, this Declaratory Judgment action requests that the Court rule that certain of the carrier’s policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies. The insurance carriers may take the position that some, or all, of the applicable insurance policies contain certain provisions that could limit coverage for future product liability claims arising in connection with product sold on and after December 16, 2003.

In addition to the potential for personal injury damages to the approximately 155 plaintiffs, the plaintiffs are asking for punitive damages and requesting that Alpharma be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by three plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division entered a jury verdict in favor of Alpharma. The plaintiffs appealed the verdict, challenging certain pretrial expert rulings; however, in May 2008, the Supreme Court of Arkansas denied plaintiffs’ challenges. In its ruling, the Supreme Court of Arkansas also overturned the trial court’s grant of summary judgment that had the effect of dismissing certain poultry company co-defendants from the case. The re-trial of the first case against the poultry company co-defendants is under way, and subsequent cases are expected to be tried against both the poultry companies and Alpharma together.

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $19,600 in 2008, and approximately $4,413 in the first quarter of 2009.

AWP Litigation

Alpharma, and in certain instances one of its subsidiaries, are defendants in connection with various elements of the litigation described above under the heading “Average Wholesale Price Litigation”, primarily related to sale of Kadian® capsules. At present, Alpharma is involved in proceedings in the following states: Alaska, Florida, Illinois, Iowa, New York, and South Carolina. The Mississippi case against Alpharma was dismissed without prejudice.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accounting Developments

Please see Note 9 for a discussion of the adoption of and the additional disclosures required by the Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion.

During the first quarter of 2009, the Company adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS No. 161”) which requires additional disclosures for derivative instruments and hedging activities. Please see Note 4 for these additional disclosures.

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

In December 2008, the FASB issued Staff Position SFAS 132(R), Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)”). FSP FAS 132(R) amends SFAS 132(R) to require enhanced disclosures about an employer’s plan assets in a defined benefit pension plan or other postretirement plan. The disclosures required, similar to those required under SFAS 157, include a discussion on the inputs and valuation techniques used to develop fair value measurements of plan assets. In addition, the fair value of each major category of plan assets is required to be disclosed separately for pension plans and other postretirement benefit plans. FSP FAS 132(R) is effective for fiscal years ending after December 15, 2009. The Company does not anticipate FSP FAS 132(R) will have a material effect on its financial statements.

In April 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP 107-1 and provide the additional disclosure requirements for the second quarter 2009.

In April 2009, the FASB issued Staff Position SFAS No. 157-4, Determining fair value when the volume and level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for determining fair value in accordance with SFAS No. 157, Fair Value Measurements when the volume of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions. FSP 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company plans to adopt FSP 157-4 in the second quarter of 2009 and does not anticipate it will have a material effect on its financial statements.

In March 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and disclosures surrounding such instruments. This Staff Position is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Company is in the process of evaluating the effect of FSP 115-2 on its financial statements and plans to adopt this standard in the second quarter of 2009.

12.	Income Taxes

During 2009, the Company’s effective income tax for continuing operations was a benefit of 36.1%. This benefit rate is greater than the statutory rate of 35% due primarily to benefits from research credits, tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

During 2008, the Company’s effective income tax rate for continuing operations was 33.8%. This rate varied from the statutory rate of 35% due primarily to tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

13.	Segment Information

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated. Note that for the three months ended March 31, 2008, the tables for revenues and segment profit below do not include revenues and segment profit for the animal health segment or the Flector® Patch product within the branded prescription pharmaceuticals segment since these are part of Alpharma, a company that was acquired by King at the end of December 2008.

	Three Months Ended
	March 31,
	2009	2008

Total revenues:
Branded prescription pharmaceuticals	$277,704	$369,372
Animal Health	79,835	—
Meridian Auto-Injector	56,607	42,912
Royalties	14,758	19,123
Contract manufacturing	147,328	133,826
Other	(56)	313
Eliminations	(147,119)	(133,513)

Consolidated total net revenues	$429,057	$432,033

Segment profit:
Branded prescription pharmaceuticals	$211,777	$297,003
Animal Health	19,217	—
Meridian Auto-Injector	34,097	26,305
Royalties	12,942	16,805
Contract manufacturing	169	151
Other	(84)	308
Other operating costs and expense	(270,978)	(219,291)
Other income	(23,917)	7,945

Income before tax	$(16,777)	$129,226

The following represents branded pharmaceutical revenues by the Company’s target markets:

	Three Months Ended
	March 31,
	2009	2008

Total revenues:
Neuroscience	$157,101	$164,617
Hospital	51,959	70,917
Acute care	19,440	19,789
Legacy:
Cardiovascular/metabolic	44,968	109,547
Other	4,236	4,502

Consolidated branded prescription pharmaceutical revenues	$277,704	$369,372

14.	Restructuring Activities

First Quarter of 2009 Action

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents relating to the Company’s product Skelaxin®. The Order was issued in response to defendant Eon Labs’ motion for summary judgment without the benefit of a hearing in ongoing Paragraph IV litigation. The Company plans to appeal, upon the entry of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an appropriate judgment, and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as a result.

Following the decision of the District Court, the Company’s senior management team conducted an extensive examination of the Company and developed a restructuring initiative designed to partially offset the potential decline in Skelaxin® sales in the event that a generic competitor enters the market. This initiative included, based on an analysis of the Company’s strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

The Company incurred restructuring charges of approximately $48,000 during the first quarter of 2009 related to severance pay and other employee termination expenses. Almost all of the restructuring charges will be cash expenditures and will primarily be paid in the second quarter of 2009.

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

The Company has estimated total costs of $68,046 associated with this restructuring plan, $61,568 of which has been included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of 234 employees. The restructuring plan also includes contract termination costs of $17,195 and other exit costs of $182 as a result of the acquisition. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring charges also include contract termination costs, including the termination of the promotion agreement for Glumetzatm and other exit costs associated with this initiative.

Specifically, the restructuring charges associated with this initiative included employee termination costs, contract termination costs, and other exit costs of $31,946, $31,242, and $1,200, respectively. Substantially all of the restructuring charges were paid by the end of the first quarter of 2008.

Third Quarter of 2006 Action

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in the first half of 2009. As a result of these steps, the Company expects to incur restructuring charges totaling approximately $17,000 through the end of 2009, of which approximately $12,000 is associated with accelerated depreciation and approximately $5,000 is associated with employee termination costs. The employee termination costs are expected to be fully paid in the first half of 2009.

A summary of the types of costs accrued and incurred are summarized below:

	Accrued					Accrued
	Balance at	Income				Balance at
	December 31,	Statement	Alpharma	Cash	Non-Cash	March 31,
	2008	Impact	Acquisition	Payments	Costs	2009

First quarter of 2009 action
Employee separation payments	$—	$46,309	$—	$7,495	$3,007	$35,807
Contract termination	—	352	—	352	—	—
Other	—	538	—	422	—	116
Accelerated depreciation(1)	—	485	—	—	485	—
Fourth quarter of 2008 action
Employee separation payments	49,437	925	—	7,120	207	43,035
Contract termination	16,801	2	394	1,263	(280)	16,214
Other	182	—	—	—	—	182
Accelerated depreciation(1)	—	196	—	—	196	—
Third quarter of 2008 action
Employee separation payments	9	—	—	5	—	4
Third quarter of 2007 action
Employee separation payments	103	(103)	—	—	—	—
Contract termination	—	4	—	4	—	—
Third quarter of 2006 action
Employee separation payments	2,462	23	—	25	23	2,437
Accelerated depreciation(1)	—	291	—	—	291	—
Fourth quarter of 2005 action
Employee separation payments	8	—	—	6	—	2

	$69,002	$49,022	$394	$16,692	$3,929	$97,797

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2009 primarily relate to the branded prescription pharmaceutical segment. The accrued employee separation payments as of March 31, 2009 are expected to be paid by the end of 2011.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stock-Based Compensation

During the first quarter of 2009, the Company granted to certain employees 843,990 RSAs, 561,450 LPUs with a one-year performance cycle, 240,580 LPUs with a three-year performance cycle, 1,580 restricted stock units, and 1,985,690 nonqualified stock options under its Incentive Plan.

The RSAs are grants of shares of common stock restricted from sale or transfer for three years from grant date.

The LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. LPUs with a one-year performance cycle, followed by a two-year restriction period, will be earned based on 2009 operating targets. LPUs with a three-year performance cycle will be earned based on market-related performance targets over the years 2009 through 2011. At the end of the applicable performance period, the number of shares of common stock awarded is either 0% or between 50% and 200% of a target number. The final performance percentage on which the number of shares of common stock issued is based, considering performance metrics established for the performance period, will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion.

The nonqualified stock options were granted at option prices equal to the fair market value of the common stock at the date of grant and vest approximately in one-third increments on each of the first three anniversaries of the grant date.

16.	Pension Plans and Postretirement Benefits

The Company maintains two qualified noncontributory, defined benefit pension plans covering its U.S. (domestic) employees at its Alpharma subsidiary: the previously frozen Alpharma Inc. Pension Plan and the previously frozen Faulding Inc. Pension Plan. The benefits payable from these plans are based on years of service and the employee’s highest consecutive five years’ compensation during the last ten years of service. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the Plan assets will approximate the accumulated benefit obligation (“ABO”). The plan assets are held by two custodians and managed by two investment managers. Plan assets are invested in equities, government securities and bonds.

The Company also has an unfunded supplemental executive pension plan providing additional benefits to certain employees upon termination of employment or death. The Company has an unfunded postretirement medical and nominal life insurance plan (“postretirement benefits”) covering certain domestic employees who were eligible as of January 1, 1993. The plan has not been extended to any additional employees. Retired eligible employees are required to make premium contributions for coverage as if they were active employees.

The Company uses a measurement date of December 31, 2008 for its pension plans and other postretirement plans. The net periodic benefit costs for the Company’s pension plans and other postretirement plans are, as follows:

	Three Months Ended
	March 31, 2009
	Pension	Postretirement
	Benefits	Benefits

Service Cost	$—	$21
Interest Cost	758	101
Expected return on plan assets	(707)	—
Recognized net actuarial loss	24	53

Net periodic benefit cost	$75	$175

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Subsequent Events

During April 2009, the Company received offers from two separate issuers of bonds underlying certain auction rate securities associated with student loans that were outstanding at March 31, 2009. The Company accepted one of these offers and sold certain auction rate securities with a par value of $9,900 for $9,207 to the issuer during April 2009. The estimated fair market value of these auction rate securities at March 31, 2009 was $8,920. The unrealized loss of $980 was recorded in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheet at March 31, 2009 as the Company continued to have the intent and ability as of that date to hold the securities until full collection under their contractual terms. During the second quarter of 2009 a realized loss of $693 will be recorded in the Condensed Consolidated Statement of Operations.

The second offer required the Company to submit a bid indicating a discount at which the Company would be willing so sell the auction rate securities to the issuer. In April 2009, the Company submitted a bid to the issuer at an amount that was not below the recorded amount of the security as of March 31, 2009 and will receive notification in May 2009 indicating whether this bid is accepted. If the bid is accepted, it may only be accepted for a certain number of the issuer’s securities held by the Company. While the Company holds $55,900 of auction rate securities that are subject to the offer, the issuer only plans to purchase approximately 18% of its total outstanding securities. The estimated fair market value of these auction rate securities at March 31, 2009 was $45,427. The unrealized loss of $10,473 was recorded in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheet at March 31, 2009 as the Company continued to have the intent and ability as of that date to hold the securities until full collection under their contractual terms. If the Company sells the auction rate securities, it will record a realized loss in the Condensed Consolidated Statement of Operations in the second quarter of 2009.

18.	Guarantor Financial Statements

Each of the Company’s U.S. subsidiaries guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Notes”).

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(unaudited)

	March 31, 2009					December 31, 2008
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$198,887	$11,689	$226,217	$—	$436,793	$401,657	$52	$538,503	$—	$940,212
Investments in debt securities	13,682	—	—	—	13,682	6,441	—	—	—	6,441
Marketable securities	624	—	—	—	624	511	—	—	—	511
Accounts receivable, net	1,091	190,404	36,215	—	227,710	61	140,502	104,507	—	245,070
Inventories	63,770	160,874	34,176	(2,714)	256,106	59,279	26,406	172,618	—	258,303
Deferred income tax assets	43,051	102,148	(744)	—	144,455	36,041	26,146	27,326	—	89,513
Income tax receivable	4,805	(1,315)	584	—	4,074	—	—	—	—	—
Prepaid expenses and other current assets	14,503	112,569	1,407	—	128,479	14,090	8,283	106,841	—	129,214

Total current assets	340,413	576,369	297,855	(2,714)	1,211,923	518,080	201,389	949,795	—	1,669,264

Property, plant, and equipment, net	144,920	252,085	13,484	—	410,489	140,314	115,996	160,949	—	417,259
Intangible assets, net	—	858,308	38,391	—	896,699	—	633,300	300,919	—	934,219
Goodwill	—	415,095	—	—	415,095	—	129,150	321,398	—	450,548
Investments in debt securities	334,049	—	—	—	334,049	353,848	—	—	—	353,848
Deferred income tax assets	(23,235)	278,627	(2,657)	—	252,735	(18,117)	340,764	(54,898)	—	267,749
Other assets	68,134	47,871	291	—	116,296	72,442	23,704	26,680	—	122,826
Assets held for sale	—	7,900	—	—	7,900	—	11,500	—	—	11,500
Investments in subsidiaries	2,899,473	879,291	(28)	(3,778,736)	—	2,896,242	—	—	(2,896,242)	—

Total assets	$3,763,754	$3,315,546	$347,336	$(3,781,450)	$3,645,186	$3,962,809	$1,455,803	$1,704,843	$(2,896,242)	$4,227,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,725	$51,893	$1,668	$—	$97,286	$61,255	$20,107	$59,546	$—	$140,908
Accrued expenses	30,659	278,691	7,253	—	316,603	32,456	165,460	213,572	—	411,488
Income taxes payable	—	—	—	—	—	1,288	169	8,991	—	10,448
Short-term debt	—	—	5,149	—	5,149	—	—	5,230	—	5,230
Current portion of long-term debt	51,349	—	—	—	51,349	53,820	—	385,227	—	439,047

Total current liabilities	125,733	330,584	14,070	—	470,387	148,819	185,736	672,566	—	1,007,121

Long-term debt	837,989	—	—	—	837,989	877,638	—	—	—	877,638
Other liabilities	54,573	48,322	14,743	—	117,638	54,355	4,595	51,072	—	110,022
Intercompany payable (receivable)	526,287	(577,041)	50,754	—	—	649,565	(655,145)	5,580	—	—

Total liabilities	1,544,582	(198,135)	79,567	—	1,426,014	1,730,377	(464,814)	729,218	—	1,994,781

Shareholders’ equity	2,219,172	3,513,681	267,769	(3,781,450)	2,219,172	2,232,432	1,920,617	975,625	(2,896,242)	2,232,432

Total liabilities and shareholders’ equity	$3,763,754	$3,315,546	$347,336	$(3,781,450)	$3,645,186	$3,962,809	$1,455,803	$1,704,843	$(2,896,242)	$4,227,213

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2009					Three Months Ended March 31, 2008
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$95,149	$397,356	$30,477	$(108,683)	$414,299	$119,137	$412,242	$338	$(118,807)	$412,910
Royalty revenue	—	14,758	—	—	14,758	—	19,123	—	—	19,123

Total revenues	95,149	412,114	30,477	(108,683)	429,057	119,137	431,365	338	(118,807)	432,033

Operating costs and expenses:
Cost of revenues	26,930	209,395	23,101	(108,487)	150,939	34,999	175,460	30	(119,028)	91,461
Selling, general and administrative	59,419	76,219	6,685	—	142,323	72,905	56,912	41	—	129,858
Research and development	1,609	24,327	1,320	—	27,256	582	27,926	—	—	28,508
Depreciation and amortization	4,857	47,946	546	—	53,349	4,220	55,586	60	—	59,866
Restructuring charges	13,504	34,546	—	—	48,050	(344)	1,403	—	—	1,059

Total operating costs and expenses	106,319	392,433	31,652	(108,487)	421,917	112,362	317,287	131	(119,028)	310,752

Operating (loss) income	(11,170)	19,681	(1,175)	(196)	7,140	6,775	114,078	207	221	121,281
Other income (expense):
Interest income	1,449	267	1,072	—	2,788	13,595	29	5	—	13,629
Interest expense	(22,066)	(961)	(76)	—	(23,103)	(4,966)	(14)	—	—	(4,980)
Loss on investments	(823)	—	—	—	(823)	—	—	—	—	—
Other, net	(441)	(99)	(2,239)	—	(2,779)	(376)	(873)	545	—	(704)
Equity in earnings (loss) of subsidiaries	12,618	7,810	(20)	(20,408)	—	77,641	—	—	(77,641)	—
Intercompany interest (expense) income	(1,391)	3,748	(2,357)	—	—	(3,566)	3,573	(7)	—	—

Total other income (expense)	(10,654)	10,765	(3,620)	(20,408)	(23,917)	82,328	2,715	543	(77,641)	7,945

Income (loss) before income taxes	(21,824)	30,446	(4,795)	(20,604)	(16,777)	89,103	116,793	750	(77,420)	129,226
Income tax (benefit) expense	(11,102)	5,984	(937)	—	(6,055)	3,547	39,935	188	—	43,670

Net (loss) income	$(10,722)	$24,462	$(3,858)	$(20,604)	$(10,722)	$85,556	$76,858	$562	$(77,420)	$85,556

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2009				Three Months Ended March 31, 2008
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$(22,649)	$49,858	$(10,469)	$16,740	$32,908	$66,860	$464	$100,232

Cash flows from investing activities:
Transfers (to) from restricted cash	(38)	(27)	—	(65)	144	—	—	144
Purchases of investments in debt securities	—	—	—	—	(279,175)	—	—	(279,175)
Proceeds from maturities and sales of investments in debt securities	8,000	—	—	8,000	1,006,630	—	—	1,006,630
Purchases of property, plant and equipment	(4,681)	(2,099)	(112)	(6,892)	(16,434)	(3,480)	—	(19,914)
Proceeds from sale of property and equipment	—	—	—	—	13	—	—	13
Acquisition of Alpharma	(13,104)	(56,602)	—	(69,706)	—	—	—	—
Acquisition of Avinza®	(1)	—	—	(1)	(34)	—	—	(34)
Purchases of intellectual property and product rights	—	(548)	—	(548)	—	(715)	—	(715)

Net cash provided by (used in) investing activities	(9,824)	(59,276)	(112)	(69,212)	711,144	(4,195)	—	706,949

Cash flows from financing activities:
Proceeds from exercise of stock options	36	—	—	36	54	—	—	54
Net (payments) proceeds related to stock-based award activity	(2,000)	—	—	(2,000)	(662)	—	—	(662)
Payments on long-term debt	(48,022)	(385,227)	—	(433,249)	—	—	—	—
Debt issuance costs	(1,220)	—	—	(1,220)	—	—	—	—
Intercompany	(119,091)	116,338	2,753	—	62,566	(62,669)	103	—

Net cash (used in) provided by financing activities	(170,297)	(268,889)	2,753	(436,433)	61,958	(62,669)	103	(608)

Net cash flows from exchange rate changes	—	—	(14,514)	(14,514)	—	—	—	—

(Decrease) increase in cash and cash equivalents	(202,770)	(278,307)	(22,342)	(503,419)	806,010	(4)	567	806,573
Cash and cash equivalents, beginning of period	401,657	289,996	248,559	940,212	9,718	4,645	5,646	20,009

Cash and cash equivalents, end of period	$198,887	$11,689	$226,217	$436,793	$815,728	$4,641	$6,213	$826,582

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which are supplemented by the discussion which follows; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2008; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our branded prescription pharmaceuticals include neuroscience products (primarily pain medicines), hospital products, and legacy brands. The animal health business is focused on medicated feed additives (“MFAs”) and water-soluble therapeutics primarily for poultry, cattle and swine.

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

Recent Developments

Skelaxin®

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents relating to Skelaxin®, our branded muscle relaxant. The Order was issued without the benefit of a hearing in response to defendant Eon Labs’ motion for summary judgment in ongoing Paragraph IV litigation. Upon the entry of an appropriate judgment, we plan to appeal and vigorously defend our interests. Invalidation of these two patents would likely lead to generic versions of Skelaxin® entering the market sooner than previously anticipated and would likely cause our net sales of Skelaxin® to decline significantly.

Following the decision of the District Court, our senior management team conducted an extensive examination of our company and developed a restructuring initiative designed to partially offset the potential decline in Skelaxin® net sales in the event that a generic competitor enters the market. Pursuant to this initiative, we reduced our workforce by approximately 520 positions, including approximately 380 field sales positions. This reduction was substantially complete as of March 31, 2009.

Remoxy®

In late March 2009, we exercised rights under our Collaboration Agreement with Pain Therapeutics, Inc. and assumed sole control and responsibility for the development of Remoxy®. This includes all communications with the FDA regarding Remoxy® and ownership of the Remoxy® New Drug Application (“NDA”).

The Remoxy® NDA was submitted to the FDA in June 2008. In December 2008, Pain Therapeutics received a Complete Response Letter from the FDA with respect to the NDA for Remoxy®, requiring additional non-clinical information to support approval. As a result of assuming sole control and responsibility for the development of Remoxy®, we have set a new date to meet with the FDA in the first half of July of this year to discuss our response to the Complete Response Letter. Following this meeting, we expect to have a better understanding of the additional steps and the time required to obtain approval.

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

Acurox® Tablets

An NDA for Acurox® (oxycodone HCl/niacin) Tablets was submitted to the FDA in December 2008. The Acurox® NDA was accepted and granted priority review by the FDA, with a Prescription Drug User Fee Act (PDUFA) date of June 30, 2009.

Acurox® Tablets, a patented, orally administered, immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient, has a proposed indication for the relief of moderate to severe pain. Acurox® uses the patented Aversion® Technology of Acura Pharmaceuticals, Inc. (Acura), which is designed to deter misuse and abuse by intentional swallowing of excess quantities of tablets, intravenous injection of dissolved tablets and nasal snorting of crushed tablets. Attempts to extract oxycodone from an Acurox® Tablet by dissolving it in liquid results in the formation of a viscous gel which is intended to sequester the opioid and deter I.V. injection. Crushing an Acurox® Tablet for the purposes of nasal snorting releases an ingredient that is intended to cause nasal irritation and thereby discourage this method of misuse and abuse. Swallowing excessive numbers of Acurox® Tablets releases niacin in quantities that are intended to cause unpleasant and undesirable side effects that may potentially deter this method of misuse and abuse.

Class-Wide Risk Evaluation and Mitigation Strategy

On February 6, 2009, the FDA sent a letter to manufacturers of previously approved, currently marketed long-acting opioid drug products, including us as the sponsor of Avinza®, indicating that this class of drugs will be required to have a risk evaluation and mitigation strategy (REMS). The FDA has determined that a REMS is required to ensure that the benefits outweigh the risks of: 1) use of certain opioid products in non-opioid tolerant individuals; 2) abuse; and 3) overdose, both accidental and intentional. The agency announced its intention to consult all relevant stakeholders, including manufacturers, pharmacies, healthcare practitioners, patient groups and others in developing this class-wide REMS for long-acting opioids.

On March 3, 2009, the FDA convened a meeting of the companies that market the affected opioid drugs and requested those companies to work together to develop a class-wide REMS. Accordingly, these companies have begun that process and are diligently working towards a common goal. The FDA has also announced a public meeting scheduled for May 27 and 28, 2009, to allow affected sponsors and other interested persons to provide input on the development of a class-wide REMS.

Embedatm

An NDA for Embedatm was submitted to the FDA in June 2008. Utilizing proprietary technology, Embedatm, which contains long-acting morphine pellets, each with a sequestered core of naltrexone, an opioid antagonist, has a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. The formulation is designed to work such that if taken as directed, the morphine would relieve pain while the sequestered naltrexone would pass through the body with no intended clinical effect. If Embedatm capsules were crushed or chewed, however, the naltrexone would be released, mitigating the euphoric effect that might otherwise be caused by the morphine under these circumstances. We acquired Embedatm on December 29, 2008 as part of our acquisition of Alpharma. In December 2008, the FDA informed us that it is continuing its review of the NDA. We have received feedback from the FDA regarding a REMS for Embedatm and are in discussions with the FDA in what we view as the final step towards approval. However, the specific timing of approval and commercial introduction is uncertain.

CorVuetm (binodenoson) for Injection

In December 2008, we submitted an NDA for CorVuetm to the FDA. CorVuetm is a cardiac pharmacologic stress SPECT (single-photon-emission computed tomographic) imaging agent with a proposed indication for use in patients with, or who are at risk for, coronary artery disease who are unable to perform a cardiac exercise stress test. In the NDA, we are requesting FDA approval of CorVuetm as an adjunct to non-invasive myocardial perfusion imaging tests to detect perfusion abnormalities in patients with known or suspected coronary artery disease. An FDA advisory committee meeting is scheduled for CorVuetm on July 28, 2009 and the PDUFA date is October 18, 2009.

T-62

In December 2008, we initiated a Phase II clinical trial program evaluating the efficacy and safety of T-62, our investigational oral drug formulation for the treatment of neuropathic pain. During the second quarter, we stopped dosing patients prior to completion of the trial due to the transient elevation of liver enzymes in some trial participants. We are continuing to monitor trial participants and assess the data obtained from the clinical trial.

Generic Competition

In April 2009, a third party entered the market with a generic substitute for Cytomel®, a tablet indicated in the medical treatment of hypothyroidism. As a result of the entry of generic competition, we expect net sales of Cytomel® to decline in the future. Net sales of Cytomel® were $13.9 million in the first quarter of 2009 and were $51.1 million in the full year of 2008.

II.	RESULTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

The following table summarizes total revenues and cost of revenues by operating segment:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Total Revenues
Branded prescription pharmaceuticals	$277,704	$369,372
Animal Health	79,835	—
Meridian Auto-Injector	56,607	42,912
Royalties	14,758	19,123
Contract manufacturing	209	313
Other	(56)	313

Total revenues	$429,057	$432,033

Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded prescription pharmaceuticals	$65,927	$72,369
Animal Health	60,618	—
Meridian Auto-Injector	22,510	16,607
Royalties	1,816	2,318
Contract manufacturing	40	162
Other	28	5

Total cost of revenues	$150,939	$91,461

The following table summarizes our deductions from gross sales:

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Gross Sales	$507,044	$549,419
Commercial Rebates	15,459	41,676
Medicare Part D Rebates	2,539	16,197
Medicaid Rebates	11,623	12,264
Chargebacks	28,176	20,212
Returns	2,883	4,450
Trade Discounts/Other	17,307	22,587

Net Sales	$429,057	$432,033

Gross sales decreased in 2009 compared to 2008 primarily due to market competition with several key products in the branded prescription pharmaceuticals segment discussed below, partially offset by additional sales due to the acquisition of Alpharma at the end of December 2008, and an increase in sales of the Meridian Auto-Injector segment.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Skelaxin®, Thrombin-JMI®, Avinza® and Flector® Patch are at or below normalized levels as of March 31, 2009. We estimate that wholesale and retail inventories of our products as of March 31, 2009 represent gross sales of approximately $130.0 million to $140.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales.

Accrual for Rebates, including Administrative Fees (in thousands):

	2009	2008

Balance at January 1, net of prepaid amounts	$58,129	$65,301
Current provision related to sales made in current period	28,512	67,155
Current provision related to sales made in prior periods	1,109	2,982
Alpharma acquisition	1,772	—
Rebates paid	(34,482)	(83,660)

Balance at March 31, net of prepaid amounts	$55,040	$51,778

Rebates include commercial rebates and Medicaid and Medicare rebates.

A competitor entered the market with a generic substitute for Altace® during December 2007 and additional competitors entered the market in June 2008. As a result of this competition, sales of Altace® and utilization of Altace® by rebate-eligible customers decreased in each quarter of 2008 and the first quarter of 2009. We expect sales of Altace® to continue to decline significantly in the future. The significant decrease in utilization of Altace® by rebate-eligible customers has significantly decreased the “current provision related to sales made in the current period” and “rebates paid” in the table above. For a discussion regarding Altace® net sales, please see “Altace®” within the “Sales of Key Products” section below.

Accrual for Returns (in thousands):

	2009	2008

Balance at January 1	$33,471	$32,860
Current provision	2,883	4,450
Actual returns	(4,646)	(4,135)

Ending balance at March 31	$31,708	$33,175

Accrual for Chargebacks (in thousands):

	2009	2008

Balance at January 1	$9,965	$11,120
Current provision	28,176	20,212
Actual chargebacks	(27,244)	(21,080)

Ending balance at March 31	$10,897	$10,252

Branded Prescription Pharmaceuticals Segment

	For the Three Months		Change
	Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(In thousands)

Branded prescription pharmaceuticals revenue:
Skelaxin®	$100,599	$115,884	$(15,285)	(13.2)%
Flector® Patch	16,776	—	16,776	—
Thrombin-JMI®	47,339	67,151	(19,812)	(29.5)
Avinza®	38,980	32,023	6,957	21.7
Levoxyl®	19,572	15,658	3,914	25.0
Altace®	9,811	79,811	(70,000)	(87.7)
Other	44,627	58,845	(14,218)	(24.2)

Total revenue	$277,704	$369,372	$(91,668)	(24.8)%

Cost of revenues, exclusive of depreciation, amortization and impairments	$65,927	$72,369	$(6,442)	(8.9)%

Sales of Key Products

Skelaxin®

On January 20, 2009 the U.S. District Court for the Eastern District of New York, in the case of King Pharmaceuticals, Inc., et al. v. Eon Labs, Inc., Case No. 04-cv-5540 (DGT), issued an Order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents related to Skelaxin®. The Order was issued without the benefit of a hearing in response to defendant Eon Labs’ motion for summary judgment. We plan to appeal, upon the entry of an appropriate judgment, and intend to vigorously defend our interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly. Also, in January 2008, we entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012, or earlier under certain conditions.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Net sales of Skelaxin® decreased in 2009 from 2008 primarily due to a decrease in prescriptions, an increase in wholesale inventory levels in 2008, partially offset by a price increase taken in the fourth quarter of 2008. Due to a decrease in promotional efforts, total prescriptions for Skelaxin® decreased approximately 15.4% in 2009 from 2008 according to IMS America, Ltd. (“IMS”) monthly prescription data. As a result of the decrease in promotional efforts we expect net sales of Skelaxin® will continue to decrease during 2009. If generic competition enters the market we would anticipate additional decreases in net sales.

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in 2009 compared to 2008 primarily due to additional price concessions and the market entry of two competing products which caused a decrease in gross sales. The first competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. Net sales of Thrombin-JMI® may continue to decrease as a result of competition.

Flector® Patch

Flector® Patch was part of the acquisition of Alpharma at the end of December 2008. Total prescriptions for Flector® Patch increased approximately 158.0% in the first quarter of 2009 compared to the first quarter of 2008 according to IMS monthly prescription data. At the time of acquisition, the wholesale inventory level of Flector® Patch exceeded our normal levels. During the first quarter of 2009, we reduced these inventories to a level consistent with our other promoted products. As a result, net sales of Flector® Patch were lower than prescription demand in the first quarter of 2009. We anticipate that Flector® Patch net sales should more closely reflect prescription demand beginning in the second quarter of 2009. Alpharma began selling the Flector® Patch in January 2008.

Avinza®

Net sales of Avinza® increased in 2009 compared to 2008 primarily due to an increase in wholesale inventory levels in the first quarter of 2009 and a price increase taken in the fourth quarter of 2008. Total prescriptions for Avinza® decreased approximately 0.7% in the first quarter of 2009 compared to the first quarter of 2008 according to IMS monthly prescription data.

On March 24, 2008, we received a warning letter from the United States Food and Drug Administration, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding promotional material for Avinza® that was created and submitted to the DDMAC by Ligand Pharmaceuticals (the company from whom we acquired Avinza® in late February 2007). The letter expressed concern with the balance of the described risks and benefits associated with the use of the product and the justification for certain statements made in the promotional material. We discontinued the use of promotional materials created by Ligand prior to receiving the letter and have communicated this to DDMAC. In addition, DDMAC requested support for certain statements included in Avinza® promotional materials which were then in use. We promptly responded to this request and asked for a meeting with DDMAC to discuss this matter.

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

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Levoxyl®

Net sales of Levoxyl® increased in 2009 compared to 2008 primarily due to increases in wholesale inventory levels in 2009 and price increases taken in the fourth quarter of 2008, partially offset by a decrease in prescriptions. Total prescriptions for Levoxyl® decreased approximately 22.3% in the first quarter of 2009 compared to the first quarter of 2008 according to IMS monthly prescription data. We anticipate net sales for this product will decline in 2009 due to decreasing prescriptions.

Altace®

Net sales of Altace® decreased significantly in 2009 from 2008 due to a competitor entering the market in December 2007 and additional competitors entering the market in June 2008 with generic substitutes for Altace®. As a result of the entry of generic competition, we expect net sales of Altace® to continue to decline significantly in the future. Total prescriptions for Altace® decreased approximately 89.0% in 2009 from 2008 according to IMS monthly prescription data.

For a discussion regarding the generic competition for Altace®, please see Note 10, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Other

The branded prescription pharmaceutical products included in other branded prescription pharmaceutical products are not promoted through our sales force and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in 2009 compared to 2008 primarily due to lower net sales of Sonata® and a decrease in prescriptions. Net sales of Sonata® decreased from $16.7 million in the first quarter of 2008 to $0.7 million in the first quarter of 2009 primarily due to competition entering the market with generic substitutes for Sonata®. The composition of matter patent covering Sonata® expired in June 2008, at which time several competitors entered the market with generic substitutes.

In April 2009, a third party entered the market with a generic substitute for Cytomel®. As a result of the entry of generic competition, we expect net sales of Cytomel® to decline in the future. Net sales of Cytomel® were $13.9 million in the first quarter of 2009 and were $51.1 million in the full year of 2008.

As a result of generic competition for Sonata® and Cytomel® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in 2009.

Cost of Revenues

Cost of revenues from branded pharmaceutical products decreased in 2009 versus 2008 primarily due to a decrease in unit sales of several key products, as discussed above, primarily Altace® and Skelaxin®.

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

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, we increased the carrying value of the Flector® Patch inventory by approximately $7.8 million. During the first quarter of 2009, the cost of revenues for the branded prescription pharmaceutical products segment reflects a charge of $1.0 million related to the sale of this marked up inventory.

We anticipate an increase in the royalty rate on Skelaxin® in the second quarter of 2009 due to the achievement of certain regulatory milestones under our agreement with Mutual. For additional information on the Mutual agreement, please see “Other” within the “Liquidity and Capital Resources” section below.

Animal Health

	For the Three Months		Change
	Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(In thousands)

Animal Health revenue	$79,835	$—	$79,835	—
Cost of revenues, exclusive of depreciation, amortization and impairments	60,618	—	60,618	—

The Animal Health segment was part of the acquisition of Alpharma at the end of December 2008.

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, we increased the carrying value of the Animal Health inventory by approximately $34.3 million. During the first quarter of 2009, the cost of revenues for the Animal Health segment reflects a charge of $20.5 million related to the sale of this marked up inventory.

Meridian Auto-Injector

	For the Three Months		Change
	Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(In thousands)

Meridian Auto-Injector revenue	$56,607	$42,912	$13,695	31.9%
Cost of revenues, exclusive of depreciation, amortization and impairments	22,510	16,607	5,903	35.5%

Revenues and cost of revenues from our Meridian Auto-Injector segment increased in 2009 compared to 2008 primarily due to higher unit sales of products sold to the U.S. Department of Defense (“DOD”).

Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Most of our EpiPen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Total prescriptions for EpiPen® in the United States increased approximately 16.2% in 2009 compared to 2008 according to IMS monthly prescription data.

Our Meridian Auto-Injector segment has pharmaceutical products that are presently sold primarily to the DOD under an Industrial Base Maintenance Contract (“IBMC”). We have extended the current IBMC through December 31, 2009, and we are in negotiations regarding renewal.

Royalties

	For the Three Months		Change
	Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(In thousands)

Royalty revenue	$14,758	$19,123	$(4,365)	(22.8)%
Cost of revenues, exclusive of depreciation, amortization and impairments	1,816	2,318	(502)	(21.7)%

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product.

On April 10, 2008, CV Therapeutics, Inc. and Astellas Pharma US, Inc. announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that competes with Adenoscan®. Regadenoson has been commercialized by Astellas. Astellas is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas. With the commercial launch of regadenoson, sales of Adenoscan and our royalty have declined and may continue to decline. However, our agreements with Astellas provide for minimum royalty payments to us of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). We will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, but the minimum guaranteed portion of the royalty payments terminates upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®.

In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	For the Three Months		Change
	Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments	$150,939	$91,461	$59,478	65.0%
Selling, general and administrative	142,323	129,858	12,465	9.6
Research and development	27,256	28,508	(1,252)	(4.4)
Depreciation and amortization	53,349	59,866	(6,517)	(10.9)
Restructuring charges	48,050	1,059	46,991	>100

Total operating costs and expenses	$421,917	$310,752	$111,165	35.8%

Selling, General and Administrative Expenses

	For the Three Months		Change
	Ended March 31,		2009 vs. 2008
	2009	2008	$	%
	(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$137,136	$111,901	$25,235	22.6%
Acquisition related costs	3,789	—	3,789	—
Co-promotion fees	1,398	17,957	(16,559)	(92.2)

Total selling, general and administrative	$142,323	$129,858	$12,465	9.6%

As a percentage of total revenues, total selling, general, and administrative expenses were 33.2% and 30.1% in 2009 and 2008, respectively.

Total selling, general and administrative expenses increased in 2009 compared to 2008 primarily due to the acquisition of Alpharma in late December of 2008, partially offset by a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”). The decrease in co-promotion expense is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we pay Wyeth in 2009 compared to 2008 under the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “Other” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

We incurred a special charge of $3.8 million for costs related to the acquisition and integration of Alpharma. For additional information related to the acquisition of Alpharma, please see Note 7, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

Selling, general and administrative expense includes special items of $2.9 million during 2008, primarily due to professional fees related to the previously completed investigations of our company by the HHS/OIG and the SEC, and the private plaintiff securities litigation. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Research and Development Expense

	For the Three Months		Change
	Ended March 31,		2009 vs. 2008
	2009	2008	$ %

Research and development	$27,256	$28,508	(1,252)	(4.4)%

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

Depreciation and Amortization Expense

Depreciation and amortization expense decreased in 2009 from 2008 primarily due to a decrease in amortization associated with Altace®, partially offset by an increase in depreciation and amortization expense associated with the acquisition of Alpharma in late December of 2008, and an increase in amortization expense associated with Skelaxin®.

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

Following the U.S. District Court’s Order ruling invalid two Skelaxin® patents on January 20, 2009, we estimated the potential effect on future net sales of the product. We believe that these intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the Order described above, we reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. The amortization expense associated with Skelaxin® increased to $20.0 million in the first quarter of 2009 from $5.8 million in the first quarter of 2008. If our current estimates regarding future cash flows adversely change, we may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of March 31, 2009, the net intangible assets associated with Skelaxin® total approximately $96.9 million.

Depreciation and amortization expense in 2009 and 2008 include special items of $1.0 million and $0.6 million, respectively, due to accelerated depreciation on certain assets.

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, we lowered our future sales forecast for this product. We believe that the intangible assets associated with Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of March 31, 2009, the net intangible assets associated with Cytomel® totals approximately $11.0 million.

End user demand for Synercid® has declined in recent years. As of March 31, 2009, the net intangible assets associated with Synercid® totaled approximately $27.5 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, a certain generic company has challenged the patent covering Avinza®. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with this product.

Other Operating Expenses

We incurred restructuring charges of $48.1 million in 2009 primarily due to our restructuring initiative designed to partially offset the potential decline in Skelaxin® net sales in the event a generic competitor enters the market. For additional information on the first quarter 2009 restructuring event, please see Note 14, “Restructuring Activities.” in Part I, Item 1, “Financial Statements.”

Non-Operating Items

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Interest income	$2,788	$13,629
Interest expense	(23,103)	(4,980)
Loss on investment	(823)	—
Other, net	(2,779)	(704)

Total other income	(23,917)	7,945
Income tax expense	(6,055)	43,670

Interest Income

Interest income decreased during 2009 compared to 2008 primarily due to a lower average balance of cash, cash equivalents and investments in debt securities in the first quarter of 2009 due to the acquisition of Alpharma in late December 2008, and a decrease in interest rates.

Interest Expense

Interest expense increased in 2009 compared to 2008 primarily due to an increase in borrowings as a result of the acquisition of Alpharma late in December of 2008. The acquisition of Alpharma was funded with available cash on hand, borrowings of $425.0 million under the Senior Secured Revolving Credit Facility, as amended on December 5, 2008, and borrowings of $200.0 million under a new Senior Secured Term Facility.

Special items affecting other income (expense) included the following:

•	On January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). In accordance with FSP APB 14-1 we separately accounted for the liability and equity components of our $400.0 million 1 1/4% Convertible Senior Notes due April 1, 2026 that can be settled for cash based on the estimated nonconvertible debt borrowing rate. The standard requires retrospective application to all periods presented. Thus interest expense in the first quarter of 2009 and 2008 reflects an increase in interest expense of $4.4 million and $4.1 million, respectively, due to the adoption of this standard.

•	A loss of $0.8 million in the first quarter of 2009 related to our investment in debt securities.

Income Tax Expense

During 2009, our effective income tax for continuing operations was a benefit of 36.1%. This benefit rate is greater than the statutory rate of 35% due primarily to benefits from research credits, tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

During 2008, our effective income tax rate for continuing operations was 33.8%. This rate varied from the statutory rate of 35% due primarily to tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

Liquidity and Capital Resources

General

We believe that existing balances of cash, cash equivalents, cash generated from operations and our existing revolving credit facility are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds. We cannot provide assurance that funds will be available to us when needed on favorable terms, or at all.

Investments in Debt Securities

As of March 31, 2009, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of March 31, 2009, all our investments in auction rate securities, with a total par value of $409.1 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of May 7, 2009, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $408.4 million in par value of our investments in debt securities, or 48.0% of the assets that we have measured at fair value, using unobservable inputs which are classified as Level 3 measurements under Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). For additional information regarding SFAS No. 157, please see Note 4, “Fair Value Measurements,” in Part I, Item 1, “Financial Statements.”

Although we have realized no loss of principal with respect to these investments, as of March 31, 2009, we recorded unrealized losses on our investments in auction rate securities of $55.2 million. We have recorded $50.3 million of the unrealized holding losses in accumulated other comprehensive income on our Condensed Consolidated Balance Sheet. As of March 31, 2009 we believed the decline was temporary and we had the intent and ability to hold our investments in debt securities until they recovered in value or until maturity.

During April 2009, we received offers from two separate issuers of bonds underlying certain auction rate securities associated with student loans that were outstanding at March 31, 2009. We accepted one of these offers and sold certain auction rate securities with a par value of $9.9 million for $9.2 million to the issuer during April 2009. The estimated fair market value of these auction rate securities at March 31, 2009 was

$8.9 million. The unrealized loss of $1.0 million was recorded in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheet at March 31, 2009 as we continued to have the intent and ability to hold the securities until full collection under their contractual terms. During the second quarter of 2009 a realized loss of $0.7 million will be recorded in the Condensed Consolidated Statement of Operations.

The second offer required us to submit a bid indicating a discount at which we would be willing so sell the auction rate securities to the issuer. In April 2009, we submitted a bid to the issuer at an amount that was not below the recorded amount of the security at March 31, 2009 and will receive notification in May 2009 indicating whether this bid is accepted. If the bid is accepted, it may only be accepted for a certain number of the issuer’s securities we hold. While we hold $55.9 million of auction rate securities that are subject to the offer, the issuer only plans to purchase approximately 18% of its total outstanding securities. The estimated fair market value of these auction rate securities at March 31, 2009 was $45.4 million. The unrealized loss of $10.5 million was recorded in accumulated other comprehensive income (loss) in the accompanying Condensed Consolidated Balance Sheet at March 31, 2009 as we continued to have the intent and ability to hold the securities until full collection under their contractual terms. If we sell the auction rate securities, we will record a realized loss in the Condensed Consolidated Statement of Operations in the second quarter of 2009.

During the fourth quarter of 2008 we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell certain auction rate securities outstanding at March 31, 2009 with a par value of $40.4 million to UBS during the period from June 30, 2010 to July 2, 2012 at par value. We have elected to account for this right at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The right to sell the auction rate securities to UBS at par was valued at $3.5 million at March 31, 2009. During the fourth quarter of 2008 we recognized an unrealized gain in other income (expense) of $4.0 million. During the first quarter of 2009, we recognized an unrealized loss in other income (expense) of $0.6 million. In addition, during the fourth quarter of 2008, we transferred the classification of the auction rate securities that are included in this right from available-for-sale securities to trading securities and therefore recognized the unrealized losses related to these securities of $4.6 million. During the first quarter of 2009, we recognized additional unrealized losses related to these securities of $0.3 million in other income (expense).

As of March 31, 2009, we had approximately $409.1 million, in par value, invested in tax-exempt auction rate securities which consisted of $288.5 million associated with student loans backed by the Federal Family Education Loan Program (FFELP), $89.4 million associated with municipal bonds in which performance is supported by bond insurers and $31.2 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

As of March 31, 2009, we classified $13.7 million of auction rate securities as current assets and $334.0 million as long-term assets.

Skelaxin®

As previously disclosed, we are involved in multiple legal proceedings over patents relating to our product Skelaxin®. On January 20, 2009, the U.S. District Court for the Eastern District of New York, in the case of King Pharmaceuticals, Inc., et al. v. Eon Labs Inc., Case No. 04-cv-5540 (DGT), issued an Order ruling invalid two of these patents, United States Patent Nos. 6,407,128 and 6,683,102. The Order was issued without the benefit of a hearing in response to defendant Eon Labs’ motion for summary judgment. We plan to appeal, upon the entry of an appropriate judgment, and intend to vigorously defend our interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly.

Following the decision of the District Court, we conducted an extensive examination of the company and developed a restructuring initiative designed to partially offset the potential material decline in Skelaxin sales in the event that a generic competitor enters the market. This initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams. Our animal health activities were not affected by the restructuring.

We incurred total restructuring costs of approximately $48.0 million almost all of which will be paid during the second quarter of 2009. These costs relate to severance pay and other employee termination expenses. For additional information, please see Note 14, “Restructuring Activities” in Part  I, Item 1, “Financial Statements.”

Alpharma

On December 29, 2008, we completed our acquisition of all the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights, of Alpharma at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion. Alpharma is a branded specialty pharmaceutical company with a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine and naltrexone that is designed to provide controlled pain relief and deter certain common methods of misuse and abuse. Alpharma is also a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics for food-producing animals, including poultry, cattle and swine.

The acquisition was financed with available cash on hand, borrowings under the Senior Secured Revolving Credit Facility of $425.0 million and borrowings under the Term Loan of $200.0 million. For additional information on the borrowings, please see below.

In connection with the acquisition of Alpharma, we together with Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission. The Consent Order required us to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C., (“Actavis”). In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, we divested the Kadian® product to Actavis. Actavis is entitled to sell Kadian® as a branded or generic product. Prior to this divestiture, Actavis supplied Kadian® to Alpharma.

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

None of the quarterly payments above, when combined with all prior payments made by Actavis, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis will not exceed the lesser of (a) $127.5 million and (b) the gross profits from the sale of Kadian® as determined by the agreement in the United States by Actavis and its affiliates for the period from January 1, 2009 through June 30, 2010. In connection with the divestiture, we recorded a receivable of $115.0 million reflecting the present value of the estimated future purchase price payments from Actavis. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments will be received one quarter in arrears. Therefore, there was no payment received in the first quarter of 2009.

As part of the integration of Alpharma, management developed a restructuring initiative to eliminate redundancies in operations created by the acquisition. This initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We estimated total costs of approximately $68.0 million associated with this restructuring plan, almost all of which are cash-related costs. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018. For additional information, please see Note 14, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

During the first quarter of 2009, we paid $385.2 million to redeem the Convertible Senior Notes of Alpharma outstanding at the time of the acquisition and at December 31, 2008. For additional information, please see “Alpharma Convertible Senior Notes” in “Certain Indebtedness and Other Matters.”

Senior Secured Revolving Credit Facility

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility, as amended on December 5, 2008 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or on September 30, 2011 if the Convertible Senior Notes have not been refinanced. In connection with the acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal amount under the Revolving Credit Facility.

During the first quarter of 2009, we made payments of $32.1 million on the Revolving Credit Facility, $26.5 million in excess of that required by our repayment schedule. The average interest rate on borrowings under the Revolving Credit Facility was 5.67% in the first quarter of 2009. Under its terms, the availability under the Revolving Credit Facility was reduced to $442.9 million as of March 31, 2009. As of March 31, 2009, the remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $37.9 million after giving effect to outstanding letters of credit totaling approximately $12.1 million.

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

Under the terms of the Revolving Credit Facility the credit commitment will be automatically and permanently reduced on a quarterly basis, to the amounts set forth below:

December 31, 2009	$403.8 million
December 31, 2010	$308.8 million
December 31, 2011	$213.8 million
March 31, 2012	$190.0 million

We have the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Revolving Credit Facility.

For additional discussion regarding the Revolving Credit Facility, please see “Senior Secured Revolving Credit Facility” within the “Certain Indebtedness and Other Matters” section below.

Senior Secured Term Facility

Also on December 29, 2008, King entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured loan facility (the “Term Facility”) with a maturity date of December 28, 2012. During the first quarter of 2009, we made payments of $15.9 million on the Term Facility, $6.1 million in excess of that required by our repayment schedule. The average interest rate on borrowings under the Term Facility was 8.0% in the first quarter of 2009.

Under the original terms of the Term Facility, we are required to repay the borrowings in equal quarterly payments that total the following annual amounts:

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

For additional discussion regarding the Senior Secured Term Facility, please see “Senior Secured Term Facility” within the “Certain Indebtedness and Other Matters” section below.

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

Altace®

In December 2007, a third party launched a generic substitute for Altace®. In June 2008, additional competitors entered the market with generic substitutes for Altace®. As a result of the entry of generic competition, Altace® net sales decreased in 2008 and we expect net sales of Altace® will continue to decline significantly during 2009. For a discussion regarding the generic competition for Altace®, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Following the Circuit Court’s decision in September 2007 invalidating our ’722 Patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. We incurred total costs of approximately $67.0 million in connection with this initiative. This total included a contract termination payment paid to Depomed, Inc. in October of 2007 of approximately $29.7 million. We made additional cash payments of $22.2 million during the first quarter of 2008 primarily related to employee termination costs. For additional information, please see Note 14, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

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

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and certain other assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. As of March 31, 2009, we have incurred a total of $9.4 million for these earn-out payments. The aggregate amount of these payments will not exceed $13.2 million.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 due to the achievement of a certain milestone and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future. We anticipate an increase in the royalty rate in the second quarter of 2009 due to the achievement of certain regulatory milestones. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin®.”

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. Remoxy®, an investigational novel formulation of long-acting oxycodone with a proposed indication for the treatment of moderate to severe pain, provides a unique physical barrier that is designed to provide controlled pain relief and resist certain common methods used to extract the opioid more rapidly than intended, as can occur with currently available products. Common methods used to cause a rapid extraction of the opioid include crushing, chewing, or dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In August 2008, we made milestone payments totaling $20.0 million. In addition, we may pay additional milestone payments of up to $125.0 million in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products. This amount includes $15.0 million upon FDA approval of Remoxy®. In March 2009, we exercised rights under our Collaboration Agreement with Pain Therapeutics and assumed sole control and responsibility for the development of Remoxy®. This includes all communications with the FDA regarding Remoxy® and ownership of the Remoxy® NDA. We are responsible for research and development expenses related to this alliance subject to certain limitations set forth in the agreement. After regulatory approval and commercialization of Remoxy® or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

Governmental Pricing Investigation and Related Matters

For information on these matters, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Patent Challenges

Certain generic companies have challenged patents on Skelaxin® and Avinza®. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Skelaxin® or Avinza® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$16,740	$100,232

Our net cash from operations was lower in 2009 than in 2008 primarily due to a decrease in net sales of several key branded prescription pharmaceutical products. While total net sales were consistent from 2008 to 2009, gross margins decreased due to a change in the composition of net sales. The branded prescription pharmaceutical segment net sales decreased, while net sales of Meridian Auto-Injector and Animal Health segments increased. Our branded prescription pharmaceutical segment has higher gross margins than our other segments. The decrease in net sales was partially offset by a decrease in co-promotion fees. Please see the section entitled “Results of Operations” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees.

In addition, we made cash payments related to the Skelaxin® and Alpharma restructuring actions during the first quarter of 2009 which reduced operating cash flows. For information regarding the restructuring actions, please see Note 14 “Restructuring Activities” in Part I, Item 1, “Financial Statements.”

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the three months ended March 31, 2009 and 2008.

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Accounts receivable, net of allowance	$16,726	$(3,539)
Inventories	(20,345)	(253)
Prepaid expenses and other current assets	1,437	(1,066)
Accounts payable	(45,471)	(14,418)
Accrued expenses and other liabilities	(18,853)	(84,201)
Income taxes payable	(9,552)	38,907
Deferred revenue	(1,170)	(1,170)
Other assets	988	3,649
Deferred taxes	(5,135)	5,438

Total changes from operating assets and liabilities and deferred taxes	$(81,375)	$(56,653)

Investing Activities

	For the Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Net cash (used in) provided by investing activities	$(69,212)	$706,949

Our cash flows from investing activities for 2009 were primarily due to payments associated with Alpharma employee stock-based awards in connection with our acquisition of Alpharma. Our cash flows from investing activities for 2008 were primarily due to net sales of our investments in debt securities of $727.5 million, partially offset by capital expenditures of $19.9 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2009 of approximately $60.0 to $65.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	For the
	Three Months
	Ended March 31,
	2009	2008
	(In thousands)

Net cash (used in) provided by financing activities	$(436,433)	$(608)

Our cash flows from financing activities for 2009 is primarily related to payments on long-term debt, which included $385.2 million related to Alpharma’s convertible debt.

Our cash flows from financing activities for 2008 primarily related to activities associated with our stock compensation plans, including the exercise of employee stock options.

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

Senior Secured Revolving Credit Facility

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 five-year Senior Secured Revolving Credit Facility, as amended on December 5, 2008 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or in October 2011 if the Convertible Senior Notes have not been refinanced. In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal. The Revolving Credit Facility requires us to pledge as collateral 100% of the equity of our domestic subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries. As of March 31, 2009, $392.9 million was outstanding under the Revolving Credit Facility and letters of credit totaled $12.1 million.

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

Our borrowings under the Revolving Credit Facility bear interest at annual rates that, at our option, will be either:

•	a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Credit Suisse and (b) the federal funds effective rate plus 0.5% and (ii) an applicable percentage of 4.0%; or

•	an adjusted rate generally defined as the sum of (i) the product of (a) LIBOR (by reference to the British Banking Association Interest Settlement Rates) and (b) a fraction, the numerator of which is one and the denominator of which is the number one minus certain maximum statutory reserves for Eurocurrency liabilities and (ii) an applicable percentage of 5.0%.

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

As of March 31, 2009, we were in compliance with these covenants.

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

The Revolving Credit Facility requires us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long-term debt beginning 90 days after the amendment to the facility for a period of not less than two years. Accordingly, in March 2009, we entered into an interest rate swap with an aggregate notional amount of $112.5 million which has been designated as a cash flow hedge used to offset the overall variability of cash flows.

In connection with the borrowings, we incurred approximately $22.1 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date based on the automatic commitment reductions described above.

Senior Secured Term Facility

On December 29, 2008, we entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured loan facility (the “Term Facility”) with a maturity date of December 28, 2012. We borrowed $200.0 million under the Term Facility and received proceeds of $192.0 million, net of the discount at issuance. The Term Facility requires us to pledge as collateral 100% of the equity of our U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries. As of March 31, 2009, the carrying value of the borrowings under the Term Facility was $177.7 million.

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

As of March 31, 2009, we were in compliance with these covenants.

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

The Term Facility requires us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long-term debt beginning 90 days after the borrowing under the facility for a period of two years. Accordingly, in March 2009, we entered into an interest rate swap with an aggregate notional amount of $112.5 million which has been designated as a cash flow hedge used to offset the overall variability of cash flows.

In connection with the borrowings, we incurred approximately $8.7 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date based on the repayment schedule described above.

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

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, please see Note 11, “Accounting Developments,” in Part I, Item 1, “Financial Statements.”

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

intangible assets, goodwill and other long-lived assets. The purchase price is allocated to products, acquired research and development, if any, and other intangibles using the assistance of valuation consultants. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. We use the straight-line method of amortization for both intangibles.

We review our property, plant and equipment and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We review our goodwill for possible impairment annually, during the first quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In any event, we evaluate the remaining useful lives of our intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through our quarterly evaluation of intangibles for impairment. Further, on an annual basis, we review the life of each intangible asset and make adjustments as deemed appropriate. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

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

The gross carrying amount and accumulated amortization as of March 31, 2009 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$285,700	$55,571	$230,129
Skelaxin®	278,853	181,915	96,938
Sonata®	61,961	61,961	—
Flector® Patch	130,000	2,955	127,045

Neuroscience	756,514	302,402	454,112

Synercid®	70,959	43,435	27,524
Other hospital	8,442	6,503	1,939

Hospital	79,401	49,938	29,463

Bicillin®	92,350	32,195	60,155
Other legacy products	324,035	276,247	47,788

Legacy products	416,385	308,442	107,943

Total Branded	1,252,300	660,782	591,518

Animal Health	170,000	2,408	167,592
Meridian Auto-Injector	180,537	43,316	137,221
Royalties	3,731	3,363	368
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$1,606,568	$709,869	$896,699

The amounts for impairments and amortization expense for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2009		March 31, 2008
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$6,638	$—	$6,638
Skelaxin®	—	20,041	—	5,811
Sonata®	—	—	—	315
Flector® Patch	—	2,955	—	—

Neuroscience	—	29,634	—	12,764

Synercid®	—	1,484	—	2,375
Other hospital	—	76	—	76

Hospital	—	1,560	—	2,451

Altace®	—	—	—	$29,687
Bicillin®	—	925	—	925
Other legacy products	—	1,430	—	2,998

Legacy products	—	2,355	—	33,610

Total Branded	—	33,549	—	48,825

Animal Health	—	2,408	—	—
Meridian Auto-Injector	—	2,035	—	1,920
Royalties	—	186	—	182
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total	$—	$38,178	$—	$50,927

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at March 31, 2009

Skelaxin®	1 year 3 months
Avinza®	8 years 8 months
Synercid®	4 years 9 months
Bicillin®	16 years 3 months
Flector® Patch	10 years 9 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report.

Forward-looking statements in this report include, but are not limited to, those regarding:

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Altace®, Skelaxin®, Avinza®, Thrombin-JMI®, the Flector® Patch, Levoxyl®, Cytomel® and Synercid®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Embedatm, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin® and Avinza® patent challenges, litigation, and other legal proceedings described in this report;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities.

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

We are exposed to market risk for changes in the market values of some of our investments, the effect of interest rate changes and the effect of changes in foreign currency exchange rates. We have derivative financial instruments associated with utility contracts which qualify as normal purchase and sales, derivatives associated with the convertible senior notes and derivatives associated with our variable rate debt.

We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. We entered into an interest rate swap agreement with an aggregate notional amount of $112.5 million to offset the variability of cash flows associated with our variable rate debt.

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

On December 29, 2008, we completed our acquisition of Alpharma. As permitted by the rules and regulations of the SEC, we excluded Alpharma from our evaluation of our internal control over financial reporting as of December 31, 2008. Total assets of Alpharma represented approximately 39.7% of, and were included in, our consolidated total assets as of December 31, 2008. Since we acquired Alpharma at the end of December 2008, the financial results of Alpharma were not included in our financial results for the year ended December 31, 2008.

The accompanying financial statements for the quarter ended March 31, 2009 include the results of operations, financial position, and cash flows of Alpharma. During the quarter, the operations of Alpharma’s pharmaceutical business were integrated into our branded prescription pharmaceuticals segment and therefore were subject to internal controls over financial reporting established by our management prior to the acquisition.

However, the assets, liabilities, results of operations and cash flows of the Alpharma Animal Health segment included in the accompanying financial statements were subject to internal controls over financial reporting established by Alpharma management prior to the acquisition. We are in the process of evaluating the effectiveness of these acquired controls and our legacy internal controls over financial reporting and will report the results of our assessment as of December 31, 2009.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on February 29, 2009.

Item 6.	Exhibits

Exhibit
Number		Description

10	.1*†	2009 Executive Management Incentive Award
10	.2*	Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.3*	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.4*	Form of Long-Term Performance Unit Award Agreement — One-Year Performance Cycle
10	.5*	Form of Long-Term Performance Unit Award Agreement — Three-Year Performance Cycle
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

†	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission (“SEC”) pursuant to a Confidential Treatment Request filed with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
President and Chief Executive Officer

Date: May 11, 2009

By:	/s/ Joseph Squicciarino
Joseph Squicciarino
Chief Financial Officer

Date: May 11, 2009

II-1