Form 10-Q
period 2009-06-30
KING PHARMACEUTICALS INC
filed 2009-08-06
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Number of shares outstanding of registrant’s common stock as of August 5, 2009: 248,136,638

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$442,192	$940,212
Investments in debt securities	41,064	6,441
Marketable securities	1,419	511
Accounts receivable, net of allowance of $3,847 and $4,713	209,266	245,070
Inventories	224,077	258,303
Deferred income tax assets	125,243	89,513
Income tax receivable	12,357	—
Prepaid expenses and other current assets	120,078	129,214

Total current assets	1,175,696	1,669,264

Property, plant and equipment, net	405,778	417,259
Intangible assets, net	859,521	934,219
Goodwill	416,494	450,548
Deferred income tax assets	248,786	267,749
Investments in debt securities	294,166	353,848
Other assets (includes restricted cash of $16,635 and $16,580)	90,189	122,826
Assets held for sale	7,900	11,500

Total assets	$3,498,530	$4,227,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,325	$140,908
Accrued expenses	293,950	411,488
Income taxes payable	—	10,448
Short-term debt	5,298	5,230
Current portion of long-term debt	159,410	439,047

Total current liabilities	519,983	1,007,121

Long-term debt	585,065	877,638
Other liabilities	115,019	110,022

Total liabilities	1,220,067	1,994,781

Commitments and contingencies (Note 10)
Shareholders’ equity	2,278,463	2,232,432

Total liabilities and shareholders’ equity	$3,498,530	$4,227,213

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Net sales	$430,279	$373,173	$844,578	$786,083
Royalty revenue	14,709	23,678	29,467	42,801

Total revenues	444,988	396,851	874,045	828,884

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	156,093	102,185	307,032	193,646

Selling, general and administrative, exclusive of co-promotion fees	119,434	101,910	256,570	213,811
Acquisition related costs	2,944	—	6,733	—
Co-promotion fees	1,197	10,063	2,595	28,020

Total selling, general and administrative expense	123,575	111,973	265,898	241,831

Research and development	21,202	48,662	48,458	77,170
Research and development-in-process upon acquisition	—	5,500	—	5,500

Total research and development	21,202	54,162	48,458	82,670

Depreciation and amortization	52,862	31,989	106,211	91,855
Asset impairments	—	39,429	—	39,429
Restructuring charges (Note 14)	1,475	(542)	49,525	517

Total operating costs and expenses	355,207	339,196	777,124	649,948

Operating income	89,781	57,655	96,921	178,936

Other income (expense):
Interest income	1,506	9,261	4,294	22,890
Interest expense	(27,592)	(5,291)	(50,695)	(10,271)
Loss on investments	(524)	—	(1,347)	—
Other, net	4,112	(123)	1,333	(827)

Total other income	(22,498)	3,847	(46,415)	11,792

Income before income taxes	67,283	61,502	50,506	190,728
Income tax expense	29,348	20,741	23,293	64,411

Net income	$37,935	$40,761	$27,213	$126,317

Income per common share:
Basic net income per common share	$0.16	$0.17	$0.11	$0.52

Diluted net income per common share	$0.15	$0.17	$0.11	$0.52

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2007	245,937,709	$1,359,817	$1,213,057	$1,957	$2,574,831
Comprehensive income:
Net income	—	—	126,317	—	126,317
Net unrealized loss on investments in debt securities, net of taxes of $13,054	—	—	—	(21,012)	(21,012)
Foreign currency translation	—	—	—	(336)	(336)

Total comprehensive income					104,969
Stock-based award activity	544,273	14,534	—	—	14,534

Balance at June 30, 2008	246,481,982	$1,374,351	$1,339,374	$(19,391)	$2,694,334

Balance at December 31, 2008	246,487,232	$1,389,698	$871,021	$(28,287)	$2,232,432
Adoption of FSP 115-2, net of taxes of $396	—	—	646	(646)	—
Comprehensive income:
Net income	—	—	27,213	—	27,213
Reclassification of unrealized losses on investments in debt securities, net of taxes of $542	—	—	—	885	885
Net unrealized gain on marketable securities, net of tax of $345	—	—	—	563	563
Net unrealized loss on interest rate swap, net of taxes of $88	—	—	—	(144)	(144)
Net unrealized gain on investments in debt securities, net of taxes of $2,518	—	—	—	4,108	4,108
Foreign currency translation	—	—	—	(235)	(235)

Total comprehensive income					32,390
Stock-based award activity	1,642,536	13,641	—	—	13,641

Balance at June 30, 2009	248,129,768	$1,403,339	$898,880	$(23,756)	$2,278,463

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows provided by operating activities	$117,566	$238,227

Cash flows from investing activities:
Transfers (to) from restricted cash	(55)	52
Purchases of investments in debt securities	—	(279,175)
Proceeds from maturities and sales of investments in debt securities	32,223	1,158,055
Purchases of property, plant and equipment	(18,832)	(32,950)
Proceeds from sale of property and equipment	—	77
Proceeds from sale of Kadian®	34,800	—
Acquisition of Alpharma	(70,374)	—
Acquisition of Avinza®	(1)	(42)
Forward foreign exchange contracts	(3,117)	—
Purchases of intellectual property and product rights	(1,206)	(6,855)

Net cash (used in) provided by investing activities	(26,562)	839,162

Cash flows from financing activities:
Proceeds from exercise of stock options	1,286	261
Net payments related to stock-based award activity	(3,123)	(2,110)
Payments on long-term debt	(585,227)	—
Debt issuance costs	(1,313)	—

Net cash used in financing activities	(588,377)	(1,849)

Effect of exchange rate changes on cash	(647)	—

(Decrease) increase in cash and cash equivalents	(498,020)	1,075,540
Cash and cash equivalents, beginning of period	940,212	20,009

Cash and cash equivalents, end of period	$442,192	$1,095,549

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 and 2008
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The year-end condensed balance sheet was derived from the audited consolidated financial statements and has been adjusted to reflect the adoption of Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (“FSP APB 14-1”) but does not include all disclosures required by generally accepted accounting principles. FSP APB 14-1 was effective January 1, 2009 and required retrospective application. Please see Note 9 for additional information on the adoption of FSP APB 14-1.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company has performed an evaluation of subsequent events through August 6, 2009, which is the date the financial statements were issued.

2.	Earnings Per Share

The basic and diluted income per common share was determined using the following share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Basic income per common share:
Weighted average common shares	244,693,041	243,439,861	244,290,940	243,365,118

Diluted income per common share:
Weighted average common shares	244,693,041	243,439,861	244,290,940	243,365,118
Effect of stock options	20,242	39,053	12,709	36,902
Effect of dilutive share awards	2,493,266	1,550,079	2,618,332	1,456,746

Weighted average common shares	247,206,549	245,028,993	246,921,981	244,858,766

For the three months ended June 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 7,902,942 shares of common stock, 286,368 restricted stock awards (“RSAs”) and 371,840 long-term performance units (“LPUs”). For the six months ended June 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 7,029,986 shares of common stock, 303,948 RSAs and 262,723 LPUs. For the three months ended June 30, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share, included options to purchase 6,295,371 shares of common stock, 326,600 RSAs and 830,315 LPUs. For the six months ended June 30, 2008, the weighted average shares that were anti-

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,721,081 shares of common stock, 408,480 RSAs and 548,805 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock for all periods presented.

3.	Skelaxin®

As previously disclosed, the Company has been involved in multiple legal proceedings over patents relating to its product Skelaxin® (metaxalone). In January 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two of these patents. In June 2009, the Court entered judgment against the Company. The Company has appealed the judgment and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as a result. Net sales of Skelaxin® were $446,243 in 2008, and $102,178 and $202,777, respectively, in the three and six months ended June 30, 2009. For additional information regarding Skelaxin® litigation, please see Note 10. For additional information regarding Skelaxin® intangible assets, please see Note 8. For additional information regarding Skelaxin® restructuring action, please see Note 14.

4.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of June 30, 2009 and December 31, 2008, the Company’s cash and cash equivalents consisted of institutional money market funds and bank time deposits. There were no cumulative unrealized holding gains or losses associated with these money market funds and time deposits as of June 30, 2009 and December 31, 2008.

Derivatives.  The Company had forward foreign exchange contracts outstanding during the three and six months of 2009 on certain non-U.S. cash balances. The forward exchange contracts were not designated as hedges under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS No. 133”). The Company recorded these contracts at fair value and changes in fair value were recognized in current earnings. All foreign exchange contracts expired in the second quarter of 2009.

In connection with the Company’s acquisition of Alpharma on December 29, 2008, the Company borrowed $425,000 in principal under its Senior Secured Revolving Credit Facility as amended on December 5, 2008. The Company also borrowed $200,000 pursuant to a Term Facility. The terms of the Revolving Credit Facility require the Company to maintain hedging agreements that will fix the interest rates on 50% of the Company’s outstanding long-term debt beginning 90 days after the amendment to the facility for a period of two years. The Revolving Credit Facility and the Term Facility have variable interest rates. The Convertible Senior Notes of the Company are at a fixed interest rate. Accordingly, in March 2009, the Company entered into an interest rate swap agreement on interest under the Revolving Credit Facility with an aggregate notional amount of $112,500, which expires in March 2011. The interest rate swap has been designated as a cash flow hedge and is being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. For additional information on the Senior Secured Revolving Credit Facility, please see Note 9.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the fair value and presentation in the condensed consolidated balance sheets for derivatives designated as hedging instruments under SFAS No. 133, as of June 30, 2009:

Fair Value of Derivative Instruments as of June 30, 2009
		Fair Value	Fair Value of
	Balance Sheet	of Asset	Liability
	Location	Derivatives	Derivatives

Derivatives designated as hedging instruments under SFAS No. 133
Interest rate swap	Other liabilities	$—	$232

The following tables summarize the effect of derivative instruments on the condensed consolidated statements of operations for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
		Gain or			Gain or
		(Loss)			(Loss)
		Reclassified			Reclassified
	Gain or	from		Gain or	from
	(Loss) in	Accumulated		(Loss) in	Accumulated
	Other	Other		Other	Other
	Comprehensive	Comprehensive	Gain or	Comprehensive	Comprehensive	Gain or
	Income on	Income Into	(Loss)	Income on	Income Into	(Loss)
	Derivative	Income	Recorded	Derivative	Income	Recorded
Derivatives in SFAS No. 133	(Effective	(Effective	(Ineffective	(Effective	(Effective	(Ineffective
Cash Flow Hedging Relationships	Portion)	Portion)	Portion)	Portion)	Portion)	Portion)

Interest rate swap	$299	$—	$—	$(232)	$—	$—

		Three Months	Six Months
		Ended June 30, 2009	Ended June 30, 2009
		Gain or (Loss)	Gain or (Loss)
		Recognized in	Recognized in
Derivatives not Designated as		Income on	Income on
Hedging Instruments Under SFAS No. 133		Derivative Amount	Derivative Amount

Foreign currency contracts	Other Income	$(8,523)	$429

Marketable Securities.  As of June 30, 2009 and December 31, 2008, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $511. The cumulative unrealized holding gain in those investments as of June 30, 2009 was $908. There were no cumulative unrealized holding gains or losses in these investments as of December 31, 2008.

Investments in Debt Securities.  Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. In accordance with FASB Staff Position 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments (“FSP FAS 115-2”), temporary gains or losses are included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. Other-than-temporary credit losses are included in Loss on investments in the Condensed Consolidated Statements of Operations. Non-credit related other-than-temporary losses are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets as the Company has no intent to sell the securities and believes that it is more likely than not that it will not be required to sell the security prior to recovery.

As of June 30, 2009 and December 31, 2008, the par value of the Company’s investments in debt securities was $383,425 and $417,075, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

On February 11, 2008, the Company began to experience auction failures with respect to its investments in auction rate securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process.

Excluding the municipal bond discussed below, as of June 30, 2009, there were cumulative unrealized holding losses of $38,683 recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets associated with investments in debt securities with a par value of $328,175 classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of June 30, 2009 the Company believed the decline associated with the underlying securities was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

The Company adopted the provisions of FSP FAS 115-2 as of April 1, 2009. During the fourth quarter of 2008, the Company recognized unrealized losses of $6,832 in other income (expense) for a municipal bond with a par value of $15,000 for which the holding losses were determined to be other-than-temporary. The Company determined $1,042 (or $646 net-of-tax) of this previously recognized loss was non-credit related. Upon the adoption of FSP 115-2 the Company was required to reclassify this non-credit related loss from retained earnings to accumulated other comprehensive income (loss). As of June 30, 2009, there were cumulative unrealized holding gains of $384 associated with this security recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. For the three and six months ended June 30, 2009, no other-than-temporary impairment losses associated with available for sale investments in debt securities were recognized.

During the second quarter of 2009, the Company sold certain auction rate securities associated with student loans with a par value of $20,350 for $18,923 to the issuer and realized a loss of $1,427 in the Condensed Consolidated Statement of Operations.

During the fourth quarter of 2008 the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell certain auction rate securities outstanding at June 30, 2009 with a par value of $40,250 to UBS during the period from June 30, 2010 to July 2, 2012 at par value (the “right”). The Company has elected to account for this right at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. As a result, gains and losses associated with this right are recorded in other income (expense) in the Condensed Consolidated Statement of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of June 30, 2009 and December 31, 2008, the fair value of the right to sell the auction rate securities to UBS at par was $3,567 and $4,024, respectively. With respect to this right, during the second quarter and first six months of 2009, the Company recognized an unrealized gain of $108 and an unrealized loss of $457 in other income (expense), respectively, in the accompanying Condensed Consolidated Statement of Operations.

In addition, during the fourth quarter of 2008, the Company reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of June 30, 2009 and December 31, 2008, the fair value of the investments in debt securities classified as trading was $36,144 and $36,007, respectively. During the second quarter and first six months of 2009, the Company recognized unrealized gains related to these securities of $795 and $537, respectively, in other income (expense) in the accompanying Condensed Consolidated Statement of Operations.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of June 30, 2009, the Company has classified $41,064 of auction rate securities as current assets and $294,166 as long-term assets.

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at 6/30/2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	6/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$419,609	$419,609	$—	$—
U.S. government securities	4,981	4,981	—	—
Marketable Securities	1,419	1,419	—	—
Investments in Debt Securities	335,230	—	—	335,230
Right to Sell Debt Securities	3,567	—	—	3,567

Total Assets	$764,806	$426,009	$—	$338,797

Liabilities:
Interest Rate Swap	$232	$—	$232	$—

		Fair Value Measurements at 12/31/2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$833,653	$833,653	$—	$—
Marketable Securities	511	511	—	—
Investments in Debt Securities	360,289	—	2,400	357,889
Right to sell Debt Securities	4,024	—	—	4,024

Total assets	$1,198,477	$834,164	$2,400	$361,913

Liabilities:
Forward foreign exchange contracts	$2,582	$—	$2,582	$—

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of the valuation date.

The fair value of investments in debt securities within the Level 2 classification is at par based on public call notices from the issuer of the security.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal and interest payments determined by the model. As of June 30, 2009, the Company assumed a weighted average discount rate of approximately 4.5% and an expected term of approximately three to five years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near-risk free to risk free assets. The expected term is based on the Company’s estimate of future liquidity as of June 30, 2009. Transfers out of Level 3 classification occur only when public call notices have been announced by the issuer prior to the date of the valuation.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2009	2008

Beginning balance, January 1	$361,913	$—
Total gains or losses (realized/unrealized)
Included in earnings	(823)	—
Included in other comprehensive income (loss)	(4,300)	(28,418)
Settlements	(8,000)	(154,950)
Transfers in and/or out of Level 3	1,700	724,725

Ending balance, March 31	$350,490	$541,357

Total gains or losses (realized/unrealized)
Included in earnings	(524)	—
Included in other comprehensive income (loss)	13,781	(5,648)
Settlements	(25,650)	(151,425)
Transfers in and/or out of Level 3	700	31,675

Ending balance, June 30	$338,797	$415,959

5.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2009	2008

Raw materials	$81,671	$82,273
Work-in-process	52,477	62,836
Finished goods (including $5,829 and $7,385 of sample inventory, respectively)	155,576	176,582

	289,724	321,691
Inventory valuation allowance	(65,647)	(63,388)

Total inventories	$224,077	$258,303

6.	Property, Plant and Equipment

During the first quarter of 2009, the Company classified as held for sale a pharmaceutical manufacturing facility which was acquired as a result of the acquisition of Alpharma Inc. The manufacturing facility is recorded at estimated fair value less cost to sell. The Company finalized its determination of fair value of this asset in the first quarter of 2009, reduced the value by $3,600 and adjusted goodwill accordingly.

The net book value of some of the Company’s manufacturing facilities currently exceeds fair market value. Management currently believes that the long-term assets associated with these facilities are not impaired based on

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated undiscounted future cash flows. However, if the Company were to approve a plan to sell or close any of the facilities for which the carrying value exceeds fair market value, the Company would have to write off a portion of the assets or reduce the estimated useful life of the assets which would accelerate depreciation.

7.	Acquisitions, Dispositions, Co-Promotions and Alliances

On December 29, 2008, the Company completed its acquisition of Alpharma Inc. (“Alpharma”). Alpharma had a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) 1.3% and a pipeline of new pain medicines led by Embedatm, an investigational formulation of long-acting morphine that is designed to provide controlled pain relief and deter certain common methods of misuse and abuse. Alpharma is also a provider of medicated feed additives and water-soluble therapeutics used primarily for poultry, cattle and swine. The Company paid a cash price of $37.00 per share for the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights of Alpharma, totaling approximately $1,527,354, $61,120 associated with Alpharma employee stock-based awards (which were paid in the first quarter of 2009), and incurred $30,573 of expenses related to the transaction resulting in a total purchase price of $1,619,047. Contemporaneously with the acquisition of Alpharma and in accordance with a consent order with the U.S. Federal Trade Commission, the Company divested Alpharma’s Kadian® assets to Actavis Elizabeth, L.L.C.

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

The accompanying Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2008 do not include any activity for Alpharma because the Company acquired Alpharma in the fourth quarter of 2008.

The allocation of the initial purchase price and acquisition costs is as follows:

Valuation

Current assets	$913,391
Current deferred income taxes	28,548
Property, plant and equipment	156,981
Intangible assets, net	300,000
Goodwill	287,344
In-process research and development	590,000
Other long-term assets	26,679
Current liabilities	(227,167)
Convertible debentures	(385,227)
Long-term deferred income taxes	(20,580)
Other long-term liabilities	(50,922)

Total Purchase Price	$1,619,047

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation of the intangible assets acquired is as follows:

		Weighted Average
	Valuation	Amortization Period

Flector® Patch	$130,000	11 years
Animal Health intangibles	170,000	19 years

Total	$300,000

None of the goodwill is expected to be deductible for tax purposes. The goodwill has been allocated to the segments as follows:

Branded prescription pharmaceuticals	$197,898
Animal Health	89,446

Total	$287,344

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

Oxycodone NT and Hydrocodone NT are long-acting opioids for the treatment of moderate to severe chronic pain that are in the early stages of clinical development. These products are designed to resist certain common methods of misuse and abuse associated with currently available oxycodone and hydrocodone opioids. If the clinical development program is successful, the Company would not expect to commercialize Oxycodone NT and Hydrocodone NT any sooner than 2012. The estimated cost to complete the development of Oxycodone NT and Hydrocodone NT is approximately $35,000 each. The Company believes there is a reasonable probability of completing these projects successfully, but the success of the projects depends on the outcome of the clinical development programs and approval by the FDA.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma summary presents the financial information as if the acquisition of Alpharma had occurred January 1, 2008 for the three and six months ended June 30, 2008. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2008, nor are they indicative of future results. The pro forma results for the six months ended June 30, 2008 do not include the $590,000 in-process research and development expense noted above.

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Total revenues	$520,254	$1,068,041
Income from continuing operations	1,646	3,921
Net income	(4,880)	207,610
Basic earnings per common share	$(0.02)	$0.85
Diluted earnings per common share	$(0.02)	$0.85

In connection with the acquisition of Alpharma, the Company and Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission. The Consent Order required the Company to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, LLC. In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, the Company divested the Kadian® product to Actavis. Actavis is entitled to sell Kadian® as a branded or generic product. Prior to the divestiture, Actavis supplied Kadian® to Alpharma.

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

None of the quarterly payments above, when combined with all prior payments made by Actavis, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis will not exceed the lesser of (a) $127,500 and (b) the gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period from January 1, 2009 through June 30, 2010. The Company recorded a receivable of $115,000 at the time of the divestiture, reflecting the present value of the estimated future purchase price payments from Actavis. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments will be received one quarter in arrears. During the second quarter of 2009 the Company received $34,800 from Actavis, $30,000 related to the first quarter of 2009 gross profit from sales and $4,800 related to inventory sold to Actavis at the time of the divestiture.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets and Goodwill

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount and accumulated amortization is as follows:

	June 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Branded prescription pharmaceuticals	$1,252,300	$694,331	$1,252,300	$627,233
Animal Health	170,000	4,819	170,000	—
Meridian Auto-Injector	181,508	45,378	179,879	41,281
Royalties	3,731	3,490	3,731	3,177
Other	—	—	—	—

Total intangible assets	$1,607,539	$748,018	$1,605,910	$671,691

Amortization expense for the three months ended June 30, 2009 and 2008 was $38,149 and $21,044, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was $76,327 and $71,971, respectively.

In January 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two Skelaxin® patents. In June 2009, the Court entered judgment against the Company. The Company has appealed, and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as a result. The Company believes that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the Order described above, the Company reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. If the Company’s current estimates regarding future cash flows adversely change, the Company may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of June 30, 2009, the net intangible assets associated with Skelaxin® totaled approximately $76,897. For additional information regarding Skelaxin® litigation, please see Note 10.

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, the Company lowered its future sales forecast for this product. As of June 30, 2009, the net intangible assets associated with Cytomel® totaled approximately $10,815. The Company believes that the intangible assets associated with Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

As a result of a decline in end-user demand for Synercid®, the Company lowered its future sales forecast for this product which decreased the estimated undiscounted future cash flows associated with the Synercid® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $38,064 during the second quarter of 2008 to adjust the carrying value of the Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Synercid® based on its estimated discounted future cash flows. Synercid® is included in the Company’s branded pharmaceutical segment. If the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off an additional portion of the intangible assets. As of June 30, 2009, the net intangible assets associated with Synercid® totaled approximately $26,040.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill at June 30, 2009 and December 31, 2008 is as follows:

		Animal
	Branded	Health	Meridian
	Segment	Segment	Segment	Total

Goodwill at December 31, 2008	$258,092	$84,046	$108,410	$450,548
Adjustment to Alpharma acquisition	(39,454)	5,400	—	(34,054)

Goodwill at June 30, 2009	$218,638	$89,446	$108,410	$416,494

The adjustment to Alpharma goodwill is due to management’s continuation of the initial estimate of the valuation of certain assets and liabilities related to this acquisition. The most significant adjustment related to certain tax assets, for which management obtained additional information about the status of these assets as of the acquisition date.

9.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008

Convertible senior notes	$323,202	$314,416
Senior secured revolving credit facility	290,815	425,000
Senior secured term facility	130,458	192,042
Alpharma convertible senior notes	—	385,227

Total long-term debt	744,475	1,316,685
Less current portion	159,410	439,047

Long-term portion	$585,065	$877,638

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

Upon adoption of FSP APB 14-1, the separate components of debt and equity of the Company’s $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 were determined using an interest rate of 7.13%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $271,267 and $128,733, respectively. The debt component is being amortized retrospectively beginning April 1, 2006 through March 31, 2013.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the Company’s previously reported amounts, along with the adjusted amounts as required by FSP APB 14-1:

Condensed Consolidated Statement of Operations
Three months ended June 30, 2008

	As Computed	As Reported
	Under	Before	Effect of
	FSP APB 14-1	FSP APB 14-1	Change

Deprecation and amortization	$31,989	$31,805	$184
Total operating costs and expenses	339,196	339,012	184
Operating income	57,655	57,839	(184)
Interest expense	(5,291)	(1,838)	(3,453)
Total other income	3,847	7,300	(3,453)
Income before income taxes	61,502	65,139	(3,637)
Income tax expense	20,741	22,118	(1,377)

Net Income	$40,761	$43,021	$(2,260)

Income per common share:
Basic net income per common share	$0.17	$0.18	$(0.01)

Diluted net income per common share	$0.17	$0.18	$(0.01)

Total comprehensive income	$37,230	$39,490	$(2,260)

Condensed Consolidated Statement of Operations
Six months ended June 30, 2008

	As Computed	As Reported
	Under	Before	Effect of
	FSP APB 14-1	FSP APB 14-1	Change

Deprecation and amortization	$91,855	$91,503	$352
Total operating costs and expenses	649,948	649,596	352
Operating income	178,936	179,288	(352)
Interest expense	(10,271)	(3,642)	(6,629)
Total other income	11,792	18,421	(6,629)
Income before income taxes	190,728	197,709	(6,981)
Income tax expense	64,411	67,055	(2,644)

Net Income	$126,317	$130,654	$(4,337)

Income per common share:
Basic net income per common share	$0.52	$0.54	$(0.02)

Diluted net income per common share	$0.52	$0.53	$(0.01)

Total comprehensive income	$104,969	$109,306	$(4,337)

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet
As of December 31, 2008

	As Computed	As Reported
	Under	Before	Effect of
	FSP APB 14-1	FSP APB 14-1	Change

Property, plant and equipment, net	$417,259	$409,821	$7,438
Deferred income tax assets	267,749	303,722	(35,973)
Other assets	122,826	124,774	(1,948)
Total assets	4,227,213	4,257,696	(30,483)
Long-term debt	877,638	963,222	(85,584)
Total liabilities	1,994,781	2,080,365	(85,584)
Retained earnings	871,021	892,297	(21,276)
Shareholders’ equity	2,232,432	2,177,331	55,101
Total liabilities and shareholders’ equity	4,227,213	4,257,696	(30,483)

The Company’s previously reported amounts as of December 31, 2007 reflect a change of $76,377 in Shareholders’ equity and a change of $(12,303) in Retained earnings.

A summary of the gross carrying amount, unamortized debt cost and the net carrying value of the liability component is as follows:

	June 30, 2009	December 31, 2008

Gross carrying amount	$400,000	$400,000
Unamortized debt discount	76,798	85,584

Net carrying amount	$323,202	$314,416

During the first quarter of 2009, Alpharma and its U.S. subsidiaries became guarantors of the Convertible Senior Notes.

The fair value of the Company’s Convertible Senior Notes at June 30, 2009 and December 31, 2008 was approximately $316,000 and $293,000, respectively, using quoted market prices.

Senior Secured Revolving Credit Facility

During the three and six months ended June 30, 2009, the Company made payments of $102,092 and $134,185, respectively, on the Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), $64,830 and $91,322, respectively, in excess of that required by the terms of the Revolving Credit Facility.

The availability for borrowing under the Revolving Credit Facility was reduced to $355,095 as of June 30, 2009. The remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $61,315 after giving effect to outstanding letters of credit totaling $2,965.

In connection with the borrowings, the Company incurred approximately $22,219 of deferred financing costs that are being amortized ratably through the maturity date.

The fair value of the Senior Secured Revolving Credit Facility approximates its carrying value. Changes in interest rates are reflected in earnings and cash flow from operations.

Senior Secured Term Facility

During the three and six months ended June 30, 2009, the Company made payments of $49,886 and $65,815, respectively, on the Senior Secured Term Facility, $27,784 and $33,904, respectively, in excess of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that required by the repayment schedule and the provisions related to mandatory prepayments under the Senior Secured Term Facility.

In connection with the borrowings, the Company incurred approximately $8,738 of deferred financing costs that are being amortized ratably through the maturity date based on the repayment schedule.

The fair value of the Senior Secured Term Facility approximates its carrying value. Changes in interest rates are reflected in earnings and cash flow from operations.

Alpharma Convertible Senior Notes

At the time of the acquisition of Alpharma by the Company, Alpharma had $300,000 of Convertible Senior Notes outstanding (“Alpharma Notes”). The Alpharma Notes were convertible into shares of Alpharma’s Class A common stock at an initial conversion rate of 30.6725 Alpharma common shares per $1,000 principal amount. The conversion rate of the Alpharma Notes was subject to adjustment upon the direct or indirect sale of all or substantially all of Alpharma’s assets or more than 50% of the outstanding shares of the Alpharma common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Alpharma Notes included a make-whole provision that adjusted the conversion rate by a predetermined number of additional shares of Alpharma’s common stock based on (1) the effective date of the fundamental change and (2) Alpharma’s common stock market price as of the effective date. The acquisition of Alpharma by the Company was a Fundamental Change. As a result, any Alpharma Notes converted in connection with the acquisition of Alpharma were entitled to be converted at an increased rate equal to the value of 34.7053 Alpharma common shares, at the acquisition price of $37 per share, per $1,000 principal amount of Alpharma Notes, at a date no later than 35 trading days after the occurrence of the Fundamental Change. During the first quarter of 2009, the Company paid $385,227 to redeem the Alpharma Convertible Senior Notes.

10.	Commitments and Contingencies

Intellectual Property Matters

Altace®

Lupin Ltd. (“Lupin”) filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking permission to market a generic version of Altace®. In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of U.S. Patent No. 5,061,722 (the “ ‘722 patent”), a composition of matter patent covering Altace®, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. The companies litigated the matter and the court ultimately invalidated the Company’s ‘722 patent. On June 9, 2008, Lupin received approval from the FDA to market its generic ramipril product.

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

On August 2, 2006 and August 2, 2007, the Company received civil investigative demands (“CIDs”) for information from the FTC. The CIDs required the Company to provide information related to the Company’s collaboration with Arrow International Limited (“Arrow”) to develop novel formulations of Altace®, the dismissal without prejudice of the Company’s patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. Arrow and Cobalt are affiliates of one another. The Company is cooperating with the FTC in this investigation.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“Core”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ‘128 patent”) and 6,683,102 (the “ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and Core each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against Core on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania, concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the Core case. In January 2008, the Company entered into an agreement with Core providing them with, among other things, the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and Core submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered an order dismissing the case without prejudice.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court on January 10, 2005 and has not expired. The Court lifted the tolling of the 30-month stay as of April 30, 2007. Although the Court has reserved judgment on the length of the tolling period, the stay should not expire prior to early August 2009 unless the Court rules otherwise. Eon Labs asked for a determination of the length of the tolling period in a March 14, 2008 letter to the Court. The Court declined to make any determination. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On January 20, 2009, the Court issued an Order ruling invalid the ‘128 and ‘102 patents. The Order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The Order also allowed Eon Labs to pursue its claim for exceptional case, and on March 31, 2009, Eon Labs filed its motion for this purpose, which was opposed by the Company and Elan Pharmaceuticals, Inc. (“Elan”). Eon Labs has replied and the motion remains

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pending before the Court. On May 20, 2009, Eon Labs asked for entry of final judgment, and on June 4, 2009, the Court granted this request. On July 1, 2009, the Company filed a notice of appeal of the Court’s entry of judgment and on July 2, 2009, Elan did the same. The appeals were docketed by the Federal Circuit on July 10, 2009. In late July 2009, the companies moved to dismiss the appeals for lack of jurisdiction. The Company intends to vigorously defend its interests.

On December 5, 2008, the Company, along with co-plaintiff Pharmaceutical IP Holding, Inc. (“PIH”) initiated suit in the U.S. District Court of New Jersey against Sandoz, Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,122,566 (the “— ‘566 patent”). The ’566 patent is a method-of-use patent relating to Skelaxin® listed in the FDA’s Orange Book; it expires on February 6, 2026. The ‘566 patent is owned by PIH and licensed to the Company. The Company and PIH sued Sandoz, alleging that Eon Labs’ submission of its ANDA seeking approval to sell a generic version of a 800 mg Skelaxin® tablet prior to the expiration of the ‘566 patent constitutes infringement of the patent. Sandoz, who acquired Eon Labs, is the named owner of Eon Labs’ ANDA and filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘566 patent. On January 13, 2009, Sandoz answered the complaint and filed counterclaims of invalidity and non-infringement. The Company filed a reply on February 5, 2009.

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

Net sales of Skelaxin® were $446,243 in 2008 and $102,178 and $202,777, respectively, in the three and six months ended June 30, 2009. As of June 30, 2009, the Company had net intangible assets related to Skelaxin® of $76,897. If a generic version of Skelaxin® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. See Note 8 for information regarding the Skelaxin® intangible assets.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA seeking permission to market a generic version of Avinza®. U.S. Patent No. 6,066,339 (the “— ‘399 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ’339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the United States District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008. Fact discovery is largely complete and the parties continue to await a hearing date for claim construction.

Sandoz filed an ANDA with the FDA seeking permission to market a generic version of Avinza® and provided the Company with a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent. The Company and EPI filed suit on July 21, 2009, in the United States District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Sandoz provided the Company with an automatic stay of FDA approval of Sandoz’s ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than June 11, 2009.

The Company intends to vigorously defend its rights under the ‘339 patent. Net sales of Avinza® were $135,452 in 2008 and $28,892 and $67,872, respectively, in the three and six months ended June 30, 2009. As of June 30, 2009, the Company had net intangible assets related to Avinza® of $223,491. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Adenoscan®

On February 15, 2008, the Company, along with co-plaintiffs Astellas US LLC and Astellas Pharma US, Inc. (collectively “Astellas”), and Item Development AB (“Item”) initiated suit in the U.S. District Court for the Central District of California against Anazao Health Corp. (“Anazao”), NuView Radiopharmaceuticals, Inc. (“NuView”), Paul J. Crowe (“Crowe”) and Keith Rustvold (“Rustvold”) for the unauthorized sale and attempted sale of generic adenosine to hospitals and outpatient imaging clinics for use in Myocardial Perfusion Imaging procedures for an indication that has not been approved by the FDA. On July 2, 2008, plaintiffs filed a notice of dismissal as to Anazao. The Company and co-plaintiffs have alleged infringement of U.S. Patent Nos. 5,731,296 (the “— ‘296 patent”) and 5,070,877 (the “— ‘877 patent”), which cover a method of using adenosine in Myocardial Perfusion Imaging and which Astellas sells under the tradename, Adenoscan®; unfair competition in violation of the California Business and Professions Code, and violations of various other sections of the California Business and Professions Code, concerning the labeling, advertising and dispensing of drugs; and intentional interference with Company and co-plaintiffs’ prospective economic advantage. On June 30, 2008, NuView, Crowe and Rustvold filed an answer raising defenses and counterclaims of non-infringement, invalidity, unenforceability due to inequitable conduct and patent misuse, and unfair competition under California State Law. On August 28, 2008, the Company filed a reply. On November 20, 2008, the Company and other plaintiffs amended their complaint to add MTS Health Supplies, Inc., Nabil Saba and Ghassan Salaymeg (collectively, “MTS”) as defendants. On November 21, 2008, defendant NuView amended its answer and counterclaims to allege patent misuse antitrust violations by plaintiffs. On April 10, 2009, a Final Judgment and Injunction on Consent was entered by the Court against NuView, Crowe and Rustvold. On April 13, 2009, the Court entered a Final Judgment and Injunction on Consent against all remaining defendants and terminated the action.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Epi-Pen

On November 11, 2008, the Company was granted U.S. Patent 7,449,012 (the “ ‘012 patent”) covering the next generation autoinjector (“NGA”) for use with epinephrine to be sold under the Epi-Pen brand name. The ‘012 patent expires September 11, 2025. The ‘012 patent was listed in FDA’s Orange Book on July 17, 2009 under the Epi-Pen NDA. On July 21, 2009, the Company received a Paragraph IV certification from Teva Pharmaceutical Industries Ltd. (“Teva”) giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and challenging the validity and alleging non-infringement of the ‘012 patent. The Company is currently evaluating its rights and options with respect to the Teva certification.

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

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court in the District of Massachusetts except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to New York State Court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all NYC and county cases pending in the MDL Court. The Erie motion to dismiss was granted in part and denied in part by the State Court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases, and these cases were subsequently transferred to Erie County for coordination with the Erie County case. These motions to dismiss have yet to be ruled upon by the Erie Court. It is not anticipated that any trials involving the Company will be set in any of these cases within the next year.

In January 2005, the State of Alabama filed a lawsuit in State Court against 79 defendants, including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. These defendants have appealed their verdicts. A trial against Watson in June 2009 resulted in a deadlocked jury. In April 2009, the Court established various trial dates for all defendants. The Company was scheduled for trial in January 2011.

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

Beginning in March 2003, four purported shareholder derivative complaints were also filed in Tennessee State Court alleging a breach of fiduciary duty, among other things, by some of the Company’s current and former officers and directors. These cases were consolidated. The parties reached agreement on a stipulation of settlement on August 21, 2008. The settlement requires the Company to maintain and/or adopt certain corporate governance measures and provides for payment of attorneys’ fees and expenses to plaintiffs’ counsel in the amount of $13,500. This amount has been paid by the Company’s insurance carriers. The stipulation of settlement was filed with the Court on August 22, 2008. The Court entered an order approving the settlement on December 17, 2008. A shareholder appealed the Court’s approval of the settlement, but this appeal was later voluntarily withdrawn. The Company regards the matter as concluded.

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

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 59 multi-plaintiff (approximately 295 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alpharma Matters

The following matters relate to our Alpharma subsidiary and/or certain of its subsidiaries.

Department of Justice Investigation

On February 28, 2007, Alpharma received a subpoena from the U.S. Department of Justice (“DOJ”) requesting certain documents in connection with its investigation into various marketing practices with respect to Kadian® capsules. The DOJ has asked Alpharma to provide documents relating to post-approval studies of Kadian® that were submitted to the FDA. Alpharma and its subsidiary, Alpharma Pharmaceuticals, have responded and are continuing to respond to this subpoena and additional information requests and are fully cooperating with the DOJ. On February 2, 2009, the Company was informed by the DOJ that its investigation may be expanded to include Alpharma’s marketing practices with respect to Flector® Patch.

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

In addition to the potential for personal injury damages to the approximately 155 plaintiffs, the plaintiffs are asking for punitive damages and requesting that Alpharma be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by three plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division entered a jury verdict in favor of Alpharma. The plaintiffs appealed the verdict, challenging certain pretrial expert rulings; however, in May 2008, the Supreme Court of Arkansas denied plaintiffs’ challenges. In its ruling, the Supreme Court of Arkansas also overturned the trial court’s grant of summary judgment that had the effect of dismissing certain poultry company co-defendants from the case. This case was tried against the poultry company co-defendants in May 2009, resulting in a defense verdict on May 22, 2009. Plaintiffs have filed a notice of appeal in this matter. Subsequent cases are expected to be tried against both the poultry companies and Alpharma together.

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $19,600 in 2008, and approximately $6,537 and $11,517, respectively, in the three and six months ended June 30, 2009.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

These lawsuits vary with respect to the particular causes of action and relief sought. The relief sought in these lawsuits includes statutory causes of action including civil penalties and treble damages, common law causes of action, declaratory and injunctive relief, and punitive damages, including, in certain lawsuits, disgorgement of profits. The Company believes it has meritorious defenses and intends to vigorously defend its positions in these lawsuits. Numerous other pharmaceutical companies are defendants in similar lawsuits.

Environmental Matters

In May 2009, the Company received an information request from the U.S. Environmental Protection Agency (“EPA”) pursuant to section 114 of the Clean Air Act regarding the Company’s historic air emissions and its operation of certain pollution control equipment (“Information Request”). In June 2009, the Company provided EPA with its initial response to the Information Request, identifying past deviations from the requirements of its state conditional major air emissions operating permit related to the Company’s operation of certain pollution control equipment at its Bristol, Tennessee facility. The Company has subsequently provided additional information to EPA and the Tennessee Department of Environment and Conservation. At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome.

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

Effective January 1, 2009, the Company adopted Statement of Financial Accounting Standards No. 141(R), Business Combinations (“SFAS No. 141(R)”). This statement establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This statement also requires an acquirer to recognize and measure in-process research and development projects as intangible assets at fair value on the acquisition date. SFAS No. 141(R) also sets forth the disclosures required to be made in the financial

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2008, the FASB issued Staff Position SFAS 132(R), Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP FAS 132(R)”). FSP FAS 132(R) amends SFAS 132(R) to require enhanced disclosures about an employer’s plan assets in a defined benefit pension plan or other postretirement plan. The required disclosures, similar to those required under SFAS 157, include a discussion on the inputs and valuation techniques used to develop fair value measurements of plan assets. In addition, the fair value of each major category of plan assets is required to be disclosed separately for pension plans and other postretirement benefit plans. FSP FAS 132(R) is effective for fiscal years ending after December 15, 2009. The Company does not anticipate FSP FAS 132(R) will have a material effect on its financial statements.

In April 2009, the FASB issued Staff Position SFAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). This statement amends FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. It also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP 107-1 is effective for interim periods ending after June 15, 2009. The Company adopted FSP 107-1 on April 1, 2009. Please see Note 4 and Note 9 for these additional disclosures.

In April 2009, the FASB issued Staff Position SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for determining fair value in accordance with SFAS No. 157, Fair Value Measurements when the volume of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions. FSP 157-4 is effective for interim periods ending after June 15, 2009. The Company adopted FSP 157 on April 1, 2009, and the adoption did not have a material effect on our financial statements.

In March 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This Staff Position is effective for interim periods ending after June 15, 2009. The Company adopted FSP 115-2 on April 1, 2009. Please see Note 4 for information regarding the adoption of this standard.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events, (“SFAS No. 165”). This statement establishes the general standards of accounting for and disclosure of subsequent events. In addition, this statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company adopted SFAS No. 165 for the quarterly period ending June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on our financial statements. Please see Note 1 for information regarding the adoption of this standard.

12.	Income Taxes

During the three months and six months ended June, 30, 2009, the Company’s effective income tax rate was 43.6% and 46.1%, respectively. These rates were higher than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

During the three months and six months ended June, 30, 2008, the Company’s effective income tax rate from continuing operations was 33.7% and 33.8%, respectively. These rates varied from the statutory rate of 35% in 2008 primarily due to tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Segment Information

The Company’s business is classified into six reportable segments: branded prescription pharmaceuticals, animal health, Meridian Auto-Injector, royalties, contract manufacturing and all other. The branded prescription pharmaceuticals segment includes a variety of branded prescription products that are separately categorized into neuroscience, hospital and legacy products. These branded prescription products are aggregated because of their similarity in regulatory environment, manufacturing processes, methods of distribution and types of customer. The animal health business is a global leader in the development, registration, manufacture and marketing of medicated feed additives and water soluble therapeutics primarily for poultry, cattle and swine. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments. The contract manufacturing segment consists primarily of pharmaceutical manufacturing services provided to the Company’s branded prescription pharmaceutical segment.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated. Note that for the three months and six months ended June 30, 2008, the tables for revenues and segment profit below do not include revenues and segment profit for the animal health segment, or for the Flector® Patch product within the branded prescription pharmaceuticals segment, since these are part of Alpharma, a company that was acquired by King at the end of December 2008.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total revenues:
Branded prescription pharmaceuticals	$275,110	$315,715	$552,814	$685,087
Animal Health	82,824	—	162,659	—
Meridian Auto-Injector	72,091	55,260	128,698	98,172
Royalties	14,709	23,678	29,467	42,801
Contract manufacturing	170,574	119,510	317,902	253,336
All other	4	2,095	(52)	2,408
Eliminations	(170,324)	(119,407)	(317,443)	(252,920)

Consolidated total net revenues	$444,988	$396,851	$874,045	$828,884

Segment profit:
Branded prescription pharmaceuticals(1)	$204,219	$237,006	$415,996	$534,009
Animal Health(1)	26,340	—	45,557	—
Meridian Auto-Injector	45,286	34,753	79,383	61,058
Royalties	12,900	20,792	25,842	37,597
Contract manufacturing	169	27	338	178
All other	(19)	2,088	(103)	2,396
Other operating costs and expenses	(199,114)	(237,011)	(470,092)	(456,302)
Other income	(22,498)	3,847	(46,415)	11,792

Income before tax	$67,283	$61,502	$50,506	$190,728

(1)	The segment profit for branded prescription pharmaceuticals and Animal Health for the three months ended June 30, 2009 includes charges of $2,440 and $13,618, respectively, related to the mark up of inventory upon acquisition of Alpharma. The segment profit for branded prescription pharmaceuticals and Animal Health for the six months ended June 30, 2009 includes charges of $3,455 and $34,128, respectively. For additional information, please see Note 7.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded prescription pharmaceutical revenues by the Company’s target markets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Total revenues:
Neuroscience	$170,853	$151,677	$327,954	$316,293
Hospital	52,698	66,986	104,657	137,903
Legacy:
Cardiovascular/metabolic	32,818	78,635	77,786	188,182
Other	18,741	18,417	42,417	42,709

Consolidated branded pharmaceutical revenues	$275,110	$315,715	$552,814	$685,087

14.	Restructuring Activities

First Quarter of 2009 Action

In January 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two patents relating to the Company’s product Skelaxin®. In June 2009, the Court entered judgment against the Company. The Company has appealed the judgment and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as a result. For additional information regarding Skelaxin® litigation, please see Note 10.

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

The Company incurred restructuring charges of approximately $49,000 during the first and second quarters of 2009 related to severance pay and other employee termination expenses. Almost all of the restructuring charges are cash expenditures and were substantially paid in the second quarter of 2009. The remaining severance pay and other employee termination costs are expected to be fully paid by the third quarter of 2010.

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

The Company has estimated total costs of $71,092 associated with this restructuring plan, $64,641 of which has been included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of 250 employees. The restructuring plan also includes contract termination costs of $16,779 and other exit costs of $182 as a result of the acquisition. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Third Quarter of 2006 Action

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in the first half of 2010. As a result of these steps, the Company incurred restructuring charges of approximately $17,000, of which approximately $12,000 is associated with accelerated depreciation and approximately $5,000 is associated with employee termination costs. The employee termination costs are expected to be paid substantially in 2010.

A summary of the types of costs accrued and incurred are summarized below:

	Accrued					Accrued
	Balance at	Income				Balance at
	December 31,	Statement	Alpharma	Cash	Non-Cash	June 30,
	2008	Impact	Acquisition	Payments	Costs	2009

First quarter of 2009 action
Employee separation payments	$—	$47,764	$—	$38,484	$3,196	$6,084
Contract termination	—	575	—	575	—	—
Other	—	457	—	457	—	—
Accelerated depreciation(1)	—	485	—	—	485	—
Fourth quarter of 2008 action
Employee separation payments	49,437	903	3,487	16,096	(455)	38,186
Contract termination	16,801	(3)	(20)	5,132	(564)	12,210
Other	182	—	—	—	—	182
Accelerated depreciation(1)	—	196	—	—	196	—
Third quarter of 2008 action
Employee separation payments	9	—	—	9	—	—
Third quarter of 2007 action
Employee separation payments	103	(103)	—	—	—	—
Contract termination	—	4	—	4	—	—
Third quarter of 2006 action
Employee separation payments	2,462	(72)	—	29	27	2,334
Accelerated depreciation(1)	—	582	—	—	582	—
Fourth quarter of 2005 action
Employee separation payments	8	—	—	8	—	—

	$69,002	$50,788	$3,467	$60,794	$3,467	$58,996

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2009 primarily relate to the branded prescription pharmaceutical segment. The accrued employee separation payments as of June 30, 2009 are expected to be paid by the end of 2011.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Stock-Based Compensation

During the second quarter of 2009, the Company granted 53,000 RSAs to certain employees, pursuant to its Incentive Plan, and 107,506 RSUs were granted to non-employee directors.

During the first quarter of 2009, the Company granted to certain employees, pursuant to its Incentive Plan, 843,990 RSAs, 561,450 LPUs with a one-year performance cycle, 240,580 LPUs with a three-year performance cycle, 1,580 restricted stock units and 1,985,690 nonqualified stock options.

The RSAs are grants of shares of common stock restricted from sale or transfer for three years from grant date.

RSUs represent the right to receive a share of common stock at the expiration of a restriction period, generally three years from grant, but may be restricted over other designated periods as determined by the Company’s Board of Directors or a committee of the Board. The RSUs granted to non-employee directors under the current Compensation Policy for Non-Employee Directors have a restriction period that generally ends one year after the date of the grant, unless a deferral election is made in advance.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses a measurement date of December 31, 2008 for its pension plans and other postretirement plans. The net periodic benefit costs for the Company’s pension plans and other postretirement plans are, as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Service Cost	$—	$21	$—	$42
Interest Cost	758	101	1,516	202
Expected return on plan assets	(707)	—	(1,414)	—
Recognized net actuarial loss	24	53	48	106

Net periodic benefit cost	$75	$175	$150	$350

17.	Change in Estimate

A competitor entered the market with a generic substitute for Altace in December 2007 and additional competitors entered the market in June 2008. The Company’s calculation for Medicaid, Medicare and commercial rebate reserves are based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of the Company’s products in the distribution channel that remain potentially subject to those rebates, and the terms of the Company’s rebate obligations. During the first quarter of 2008, the Company estimated the effect that the initial generic substitute would have on Altace® utilization by rebate-eligible customers. Actual Altace® rebates for the first quarter were lower than originally anticipated, resulting in a change in estimate during the second quarter of 2008. This change in estimate resulted in a decrease in rebate expense of approximately $5,000 and a corresponding increase in Altace® net sales in the second quarter of 2008. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the second quarter of 2008 increased by approximately $1,000. Accordingly, the effect of the change in estimate on second quarter 2008 operating income was an increase of approximately $4,000, fully offsetting the effect of the estimate in the first quarter of 2008.

18.	Guarantor Financial Statements

Each of the Company’s U.S. subsidiaries guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Notes” and such subsidiaries the “Guarantor Subsidiaries”).

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2009					December 31, 2008
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$185,698	$18,019	$238,475	$—	$442,192	$401,657	$52	$538,503	$—	$940,212
Investments in debt securities	41,064	—	—	—	41,064	6,441	—	—	—	6,441
Marketable securities	1,419	—	—	—	1,419	511	—	—	—	511
Accounts receivable, net	2,687	163,578	43,001	—	209,266	61	140,502	104,507	—	245,070
Inventories	92,505	99,462	34,338	(2,228)	224,077	59,279	26,406	172,618	—	258,303
Deferred income tax assets	38,755	86,015	473	—	125,243	36,041	26,146	27,326	—	89,513
Income tax receivable	14,291	(2,190)	256	—	12,357	—	—	—	—	—
Prepaid expenses and other current assets	15,140	103,435	1,503	—	120,078	14,090	8,283	106,841	—	129,214

Total current assets	391,559	468,319	318,046	(2,228)	1,175,696	518,080	201,389	949,795	—	1,669,264

Property, plant and equipment, net	147,244	248,649	9,885	—	405,778	140,314	115,996	160,949	—	417,259
Intangible assets, net	—	824,000	35,521	—	859,521	—	633,300	300,919	—	934,219
Goodwill	—	416,041	453	—	416,494	—	129,150	321,398	—	450,548
Investments in debt securities	294,166	—	—	—	294,166	353,848	—	—	—	353,848
Deferred income tax assets	(28,408)	280,274	(3,080)	—	248,786	(18,117)	340,764	(54,898)	—	267,749
Other assets	58,907	30,972	310	—	90,189	72,442	23,704	26,680	—	122,826
Assets held for sale	—	7,900	—	—	7,900	—	11,500	—	—	11,500
Investments in subsidiaries	2,963,171	917,884	48	(3,881,103)	—	2,896,242	—	—	(2,896,242)	—

Total assets	$3,826,639	$3,194,039	$361,183	$(3,883,331)	$3,498,530	$3,962,809	$1,455,803	$1,704,843	$(2,896,242)	$4,227,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,627	$30,734	$2,964	$—	$61,325	$61,255	$20,107	$59,546	$—	$140,908
Accrued expenses	21,991	262,840	9,119	—	293,950	32,456	165,460	213,572	—	411,488
Income taxes payable	—	—	—	—	—	1,288	169	8,991	—	10,448
Short-term debt	—	—	5,298	—	5,298	—	—	5,230	—	5,230
Current portion of long-term debt	159,410	—	—	—	159,410	53,820	—	385,227	—	439,047

Total current liabilities	209,028	293,574	17,381	—	519,983	148,819	185,736	672,566	—	1,007,121

Long-term debt	585,065	—	—	—	585,065	877,638	—	—	—	877,638
Other liabilities	53,974	35,250	25,795	—	115,019	54,355	4,595	51,072	—	110,022
Intercompany payable (receivable)	700,109	(726,790)	26,681	—	—	649,565	(655,145)	5,580	—	—

Total liabilities	1,548,176	(397,966)	69,857	—	1,220,067	1,730,377	(464,814)	729,218	—	1,994,781

Shareholders’ equity	2,278,463	3,592,005	291,326	(3,883,331)	2,278,463	2,232,432	1,920,617	975,625	(2,896,242)	2,232,432

Total liabilities and shareholders’ equity	$3,826,639	$3,194,039	$361,183	$(3,883,331)	$3,498,530	$3,962,809	$1,455,803	$1,704,843	$(2,896,242)	$4,227,213

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2009					Three Months Ended June 30, 2008
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$83,573	$528,701	$39,362	$(221,357)	$430,279	$110,568	$373,243	$(59)	$(110,579)	$373,173
Royalty revenue	—	14,709	—	—	14,709	—	23,678	—	—	23,678

Total revenues	83,573	543,410	39,362	(221,357)	444,988	110,568	396,921	(59)	(110,579)	396,851

Operating costs and expenses:
Cost of revenues	31,163	320,858	26,465	(222,393)	156,093	31,350	181,160	291	(110,616)	102,185
Selling, general and administrative	46,453	70,101	7,021	—	123,575	61,853	50,140	(20)	—	111,973
Research and development	985	17,835	2,382	—	21,202	1,722	52,440	—	—	54,162
Depreciation and amortization	4,793	46,763	1,306	—	52,862	5,922	26,007	60	—	31,989
Asset impairments	—	—	—	—	—	114	39,315	—	—	39,429
Restructuring charges	803	672	—	—	1,475	(12)	(530)	—	—	(542)

Total operating costs and expenses	84,197	456,229	37,174	(222,393)	355,207	100,949	348,532	331	(110,616)	339,196

Operating income	(624)	87,181	2,188	1,036	89,781	9,619	48,389	(390)	37	57,655
Other income (expense):
Interest income	979	10	517	—	1,506	9,223	38	—	—	9,261
Interest expense	(26,402)	(1,116)	(74)	—	(27,592)	(5,283)	(8)	—	—	(5,291)
Loss on investments	(524)	—	—	—	(524)	—	—	—	—	—
Other, net	482	2,046	1,584	—	4,112	(153)	104	(74)	—	(123)
Equity in earnings (loss) of subsidiaries	58,932	4,238	60	(63,230)	—	33,031	—	—	(33,031)	—
Intercompany interest (expense) income	(1,296)	5,725	(4,429)	—	—	(3,154)	3,160	(6)	—	—

Total other income (expense)	32,171	10,903	(2,342)	(63,230)	(22,498)	33,664	3,294	(80)	(33,031)	3,847

Income (loss) before income taxes	31,547	98,084	(154)	(62,194)	67,283	43,283	51,683	(470)	(32,994)	61,502

Income tax expense (benefit)	(6,388)	35,852	(116)	—	29,348	2,522	18,381	(162)	—	20,741

Net income (loss)	$37,935	$62,232	$(38)	$(62,194)	$37,935	$40,761	$33,302	$(308)	$(32,994)	$40,761

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2009					Six Months Ended June 30, 2008
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$178,722	$926,057	$69,839	$(330,040)	$844,578	$229,705	$785,485	$279	$(229,386)	$786,083
Royalty revenue	—	29,467	—	—	29,467	—	42,801	—	—	42,801

Total revenues	178,722	955,524	69,839	(330,040)	874,045	229,705	828,286	279	(229,386)	828,884

Operating costs and expenses:
Cost of revenues	58,093	530,253	49,566	(330,880)	307,032	66,349	356,620	321	(229,644)	193,646
Selling, general and administrative	105,872	146,320	13,706	—	265,898	134,758	107,052	21	—	241,831
Research and development	2,594	42,162	3,702	—	48,458	2,304	80,366	—	—	82,670
Depreciation and amortization	9,650	94,709	1,852	—	106,211	10,142	81,593	120	—	91,855
Asset impairments	—	—	—	—	—	114	39,315	—	—	39,429
Restructuring charges	14,307	35,218	—	—	49,525	(356)	873	—	—	517

Total operating costs and expenses	190,516	848,662	68,826	(330,880)	777,124	213,311	665,819	462	(229,644)	649,948

Operating income (loss)	(11,794)	106,862	1,013	840	96,921	16,394	162,467	(183)	258	178,936
Other income (expense):
Interest income	2,428	277	1,589	—	4,294	22,818	67	5	—	22,890
Interest expense	(48,468)	(2,077)	(150)	—	(50,695)	(10,249)	(22)	—	—	(10,271)
Loss on investments	(1,347)	—	—	—	(1,347)	—	—	—	—	—
Other, net	41	1,947	(655)	—	1,333	(529)	(769)	471	—	(827)
Equity in earnings of subsidiaries	71,550	12,048	40	(83,638)	—	110,672	—	—	(110,672)	—
Intercompany interest (expense) income	(2,687)	9,473	(6,786)	—	—	(6,720)	6,733	(13)	—	—

Total other income (expenses)	21,517	21,668	(5,962)	(83,638)	(46,415)	115,992	6,009	463	(110,672)	11,792

Income (loss) before income taxes	9,723	128,530	(4,949)	(82,798)	50,506	132,386	168,476	280	(110,414)	190,728

Income tax expense (benefit)	(17,490)	41,836	(1,053)	—	23,293	6,069	58,316	26	—	64,411

Net income (loss)	$27,213	$86,694	$(3,896)	$(82,798)	$27,213	$126,317	$110,160	$254	$(110,414)	$126,317

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
			Non-				Non-
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$(74,351)	$190,727	$1,190	$117,566	$54,889	$182,857	$481	$238,227

Cash flows from investing activities:
Transfers from (to) restricted cash	(28)	(27)	—	(55)	52	—	—	52
Purchases of investments in debt securities	—	—	—	—	(279,175)	—	—	(279,175)
Proceeds from maturities and sales of investments in debt securities	32,223	—	—	32,223	1,158,055	—	—	1,158,055
Purchases of property, plant and equipment	(13,492)	(5,168)	(172)	(18,832)	(25,383)	(7,567)	—	(32,950)
Proceeds from sale of property and equipment	—	—	—	—	77	—	—	77
Proceeds from sale of Kadian®	—	34,800	—	34,800	—	—	—	—
Acquisition of Alpharma	(13,677)	(56,697)	—	(70,374)	—	—	—	—
Acquisition of Avinza®	(1)	—	—	(1)	(42)	—	—	(42)
Forward foreign exchange contracts	—	—	(3,117)	(3,117)	—	—	—	—
Purchases of intellectual property and product rights	—	(1,206)	—	(1,206)	—	(6,855)	—	(6,855)

Net cash provided by (used in) investing activities	5,025	(28,298)	(3,289)	(26,562)	853,584	(14,422)	—	839,162

Cash flows from financing activities:
Proceeds from exercise of stock options	1,286	—	—	1,286	261	—	—	261
Net payments related to stock-based award activity	(3,123)	—	—	(3,123)	(2,110)	—	—	(2,110)
Payments on long-term debt	(200,000)	(385,227)	—	(585,227)	—	—	—	—
Debt issuance costs	(1,313)	—	—	(1,313)	—	—	—	—
Intercompany	56,517	(49,179)	(7,338)	—	166,504	(166,881)	377	—

Net cash provided by (used in) financing activities	(146,633)	(434,406)	(7,338)	(588,377)	164,655	(166,881)	377	(1,849)

Net cash flows from exchange rate changes	—	—	(647)	(647)	—	—	—	—
Increase (decrease) in cash and cash equivalents	(215,959)	(271,977)	(10,084)	(498,020)	1,073,128	1,554	858	1,075,540
Cash and cash equivalents, beginning of period	401,657	289,996	248,559	940,212	9,718	4,645	5,646	20,009

Cash and cash equivalents, end of period	$185,698	$18,019	$238,475	$442,192	$1,082,846	$6,199	$6,504	$1,095,549

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The animal health products of our wholly-owned subsidiary, Alpharma Inc., are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, animal health products are sold primarily through the use of distributors and other third-party sales companies.

Recent Developments

Skelaxin®

In January 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two patents relating to Skelaxin®, our branded muscle relaxant. In June 2009, the Court entered judgment against us. We have appealed the judgment and plan to vigorously defend our interests. Invalidation of these two patents would likely lead to generic versions of Skelaxin® entering the market sooner than previously anticipated and would likely cause our net sales of Skelaxin® to decline significantly. For additional information regarding Skelaxin® litigation, please see Note 10, “Commitments and Contingencies,” in Part 1, Item 1, “Financial Statements.”

Remoxy®

In early July 2009, we met with the US Food and Drug Administration (“FDA”) to discuss the Complete Response Letter, received by us in December 2008, regarding the New Drug Application (“NDA”) for Remoxy®. The outcome of this meeting provided us with a clearer path forward to resubmit the Remoxy® NDA and to address all FDA comments in the Complete Response Letter. The Company believes the timing of the resubmission will be determined principally by the generation of six-month stability data. The Company is not required by the FDA to conduct clinical trials in order to provide additional safety or efficacy data in patients with moderate to severe chronic pain. As part of the resubmission plan, and in order to strengthen the NDA, we will conduct a likeability study and a pharmacokinetic trial in volunteers. We anticipate the resubmission of the NDA could occur by the middle of 2010.

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

Acurox® Tablets

In early July 2009, the FDA issued a Complete Response Letter regarding the NDA for Acurox® Tablets. The Complete Response Letter raises issues regarding the potential abuse deterrent benefits of Acurox®. We are currently evaluating the FDA’s Complete Response Letter, and at this stage believe we can respond to the issues raised without conducting any additional studies. We plan to meet with the FDA late in the third quarter of 2009 following submission of our response.

Acurox® Tablets, a patented, orally administered, immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient, has a proposed indication for the relief of moderate to severe pain. Acurox® uses the patented Aversion® Technology of Acura Pharmaceuticals, Inc. (“Acura”), which is designed to deter misuse and abuse by intentional swallowing of excess quantities of tablets, intravenous injection of dissolved tablets and nasal snorting of crushed tablets. Attempts to extract oxycodone from an Acurox® Tablet by dissolving it in liquid result in the formation of a viscous gel which is intended to sequester the opioid and deter I.V. injection. Crushing an Acurox® Tablet for the purposes of nasal snorting releases an ingredient that is intended to cause nasal irritation and thereby discourage this method of misuse and abuse. Swallowing excessive numbers of Acurox® Tablets releases niacin in quantities that are intended to cause unpleasant and undesirable side effects.

CorVuetm (binodenoson) for Injection

In December 2008, we submitted an NDA for CorVuetm to the FDA. CorVuetm is a cardiac pharmacologic stress SPECT (single-photon-emission computed tomographic) imaging agent with a proposed indication for use in patients with, or who are at risk for, coronary artery disease who are unable to perform a cardiac exercise stress test. In the NDA, we are requesting FDA approval of CorVuetm as an adjunct to non-invasive myocardial perfusion imaging tests to detect perfusion abnormalities in patients with known or suspected coronary artery disease. An FDA advisory committee meeting regarding CorVuetm was held on July 28, 2009. As a result of the advisory committee meeting, we plan to supplement the original NDA for CorVuetm with additional information. The Prescription Drug User Fee Act (“PDUFA”) date for the original CorVuetm NDA is October 18, 2009.

II.	RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2009 and 2008

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Total Revenues
Branded prescription pharmaceuticals	$275,110	$315,715	$552,814	$685,087
Animal Health	82,824	—	162,659	—
Meridian Auto-Injector	72,091	55,260	128,698	98,172
Royalties	14,709	23,678	29,467	42,801
Contract manufacturing	250	103	459	416
Other	4	2,095	(52)	2,408

Total revenues	$444,988	$396,851	$874,045	$828,884

Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded prescription pharmaceuticals	$70,891	$78,709	$136,818	$151,078
Animal Health	56,484	—	117,102	—
Meridian Auto-Injector	26,805	20,507	49,315	37,114
Royalties	1,809	2,886	3,625	5,204
Contract manufacturing	81	76	121	238
Other	23	7	51	12

Total cost of revenues	$156,093	$102,185	$307,032	$193,646

The following table summarizes our deductions from gross sales:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
		(In thousands)

Gross Sales	$522,833	$474,958	$1,029,877	$1,024,377
Commercial Rebates	14,386	15,332	29,845	57,008
Medicare Part D Rebates	3,099	5,433	5,638	21,630
Medicaid Rebates	11,400	9,042	23,023	21,306
Chargebacks	26,704	25,574	54,880	45,786
Returns	5,345	3,975	8,228	8,425
Trade Discounts/Other	16,911	18,751	34,218	41,338

Net Sales	$444,988	$396,851	$874,045	$828,884

Gross sales increased in the second quarter of 2009 compared to the second quarter of 2008 and in the first six months of 2009 compared to the first six months of 2008, primarily due to additional sales from the acquisition of Alpharma at the end of December 2008 and an increase in sales of the Meridian Auto-Injector segment. Gross sales of several key branded prescription pharmaceuticals products decreased due to market competition as discussed below.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Skelaxin®, Thrombin-JMI®, Flector® Patch, Avinza®, and Levoxyl®, are at or below normalized levels as of June 30, 2009. We estimate that wholesale and retail inventories of our products as of June 30, 2009 represent gross sales of approximately $115.0 million to $125.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales:

Accrual for Rebates, including Administrative Fees (in thousands):

	2009	2008

Balance at January 1, net of prepaid amounts	$58,129	$65,301
Current provision related to sales made in current period	28,512	67,155
Current provision related to sales made in prior periods	1,109	2,982
Alpharma acquisition	1,772	—
Rebates paid	(34,482)	(83,660)

Balance at March 31, net of prepaid amounts	$55,040	$51,778

Current provision related to sales made in current period	31,219	36,297
Current provision related to sales made in prior periods	(2,334)	(6,490)
Alpharma acquisition	885	—
Rebates paid	(35,474)	(55,692)

Balance at June 30, net of prepaid amounts	$49,336	$25,893

Rebates include commercial, Medicaid and Medicare rebates.

A competitor entered the market with a generic substitute for Altace® during December 2007 and additional competitors entered the market in June 2008. As a result of this competition, sales of Altace® and utilization of Altace® by rebate-eligible customers significantly decreased in the first and second quarters of 2008 and 2009. The decrease in utilization of Altace® by rebate-eligible customers has, in turn, significantly decreased the “current provision related to sales made in the current period” and “rebates paid” in the table above. For a discussion regarding Altace® net sales, please see “Altace® “within the “Sales of Key Products” section below.

Our calculation for Medicaid, Medicare and commercial rebate reserves are based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of our products in the distribution channel that remain potentially subject to those rebates and the terms of our rebate obligations. During the first quarter of 2008, we estimated the effect that the initial generic substitute would have on Altace® utilization by rebate-eligible customers. Actual Altace® rebates for the first quarter were lower than originally anticipated, resulting in a change in estimate during the second quarter of 2008. This change in estimate resulted in a decrease in rebate expense of approximately $5.0 million and a corresponding increase in Altace® net sales in the second quarter of 2008 and is included in the “current provision related to sales made in prior periods” in the table above. As a result of this increase in net sales, the co-promotion expense related to net sales of Altace® in the second quarter of 2008 increased by approximately $1.0 million. Accordingly, the net effect of the change in estimate on second quarter 2008 operating income was an increase of approximately $4.0 million fully offsetting the effect of the estimate in the first quarter of 2008.

Accrual for Returns (in thousands):

	2009	2008

Balance at January 1	$33,471	$32,860
Current provision	2,883	4,450
Actual returns	(4,646)	(4,135)

Ending balance at March 31	$31,708	$33,175

Current provision	5,345	3,975
Actual returns	(6,062)	(6,845)

Ending balance at June 30	$30,991	$30,305

Accrual for Chargebacks (in thousands):

	2009	2008

Balance at January 1	$9,965	$11,120
Current provision	28,176	20,212
Actual chargebacks	(27,244)	(21,080)

Ending balance at March 31	$10,897	$10,252

Current provision	26,704	25,574
Actual chargebacks	(27,958)	(25,286)

Ending balance at June 30	$9,643	$10,540

Branded Prescription Pharmaceuticals Segment

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2009 vs. 2008		Ended June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Branded Prescription Pharmaceutical revenue:
Skelaxin®	$102,178	$107,221	$(5,043)	(4.7)%	$202,777	$223,105	$(20,328)	(9.1)%
Thrombin-JMI®	48,562	63,621	(15,059)	(23.7)	95,901	130,772	(34,871)	(26.7)
Flector® Patch	38,621	—	38,621	100.0	55,397	—	55,397	100.0
Avinza®	28,892	34,990	(6,098)	(17.4)	67,872	67,013	859	1.3
Levoxyl®	15,280	20,196	(4,916)	(24.3)	34,852	35,854	(1,002)	(2.8)
Altace®	8,059	44,447	(36,388)	(81.9)	17,870	124,258	(106,388)	(85.6)
Other	33,518	45,240	(11,722)	(25.9)	78,145	104,085	(25,940)	(24.9)

Total revenue	$275,110	$315,715	$(40,605)	(12.9)%	$552,814	$685,087	$(132,273)	(19.3)%

Cost of revenues, exclusive of depreciation, amortization and impairments	$70,891	$78,709	$(7,818)	(9.9)%	$136,818	$151,078	$(14,260)	(9.4)%

Sales of Key Products

Skelaxin®

In January 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two patents related to Skelaxin®. In June 2009, the Court entered judgment against King. We have appealed the judgment and plan to vigorously defend our interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly.

Net sales of Skelaxin® decreased in the second quarter and first six months of 2009 from the second quarter and first six months of 2008 primarily due to a decrease in prescriptions, partially offset by a price increase taken in the fourth quarter of 2008 and the second quarter of 2009. Due to a decrease in promotional efforts, total prescriptions for Skelaxin® decreased approximately 18.2% and 16.8% in the second quarter and first six months of 2009, respectively, from the second quarter and first six months of 2008 according to IMS America, Ltd. (“IMS”) monthly prescription data. As a result of the decrease in promotional efforts we expect net sales of Skelaxin® will continue to decrease during 2009. If generic competition enters the market we would anticipate additional decreases in net sales.

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

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008, primarily due to additional price concessions and the market entry of two competing products which caused a decrease in gross sales. The first competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. Net sales of Thrombin-JMI® may continue to decrease as a result of competition.

Flector® Patch

Flector® Patch was part of the acquisition of Alpharma at the end of December 2008. Total prescriptions for Flector® Patch increased approximately 43.9% and 81.7% in the second quarter and first six months of 2009, respectively, compared to the second quarter and first six months of 2008 according to IMS monthly prescription data. At the time of acquisition, the wholesale inventory level of Flector® Patch exceeded our normal levels. During the first quarter of 2009, we reduced these inventories to a level consistent with our other promoted products. As a result, net sales of Flector® Patch were lower than prescription demand in the first quarter of 2009. Flector® Patch net sales more closely reflect prescription demand beginning in the second quarter of 2009. Alpharma began selling the Flector® Patch in January 2008.

Avinza®

Net sales of Avinza® decreased in the second quarter of 2009 compared to the second quarter 2008 primarily due to a decrease in wholesale inventory levels in the second quarter of 2009 and a decrease in prescriptions, partially offset by a price increase taken in the first quarter of 2009. Net sales of Avinza® in the first six months of 2009 were consistent with the first six months of 2008. Total prescriptions for Avinza® decreased approximately 7.9% and 4.4% in the second quarter and first six months of 2009, respectively, compared to the second quarter and first six months of 2008 according to IMS monthly prescription data.

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

Our request resulted in a teleconference with DDMAC representatives on January 6, 2009. After this call, we immediately ceased the dissemination of promotional materials for Avinza® that included any statements with which DDMAC took issue in its March 24, 2008 letter. Further, we directed our sales representatives to discontinue the use of such materials and ceased all advertising containing the statements discussed in that letter. We are in the process of finalizing other corrective actions to be taken and continue to cooperate fully with DDMAC in this matter.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Levoxyl®

Net sales of Levoxyl® decreased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to a decrease in prescriptions, partially offset by price increases taken in the fourth quarter of 2008. Net sales of Levoxyl® decreased in the first six months of 2009 compared to the first six months of 2008 primarily due to decreases in prescriptions, partially offset by a decrease in wholesale inventory levels in 2008 and price increases taken in the fourth quarter of 2008. Total prescriptions for Levoxyl® decreased approximately 12.0% and 13.9% in the second quarter and first six months of 2009, respectively, compared to the second quarter and first six months of 2008 according to IMS monthly prescription data. We anticipate net sales for this product will decline in 2009 due to decreasing prescriptions.

Altace®

Net sales of Altace® decreased significantly in the second quarter and first six months of 2009 from the second quarter and first six months of 2008 due to competitors entering the market in December 2007 and June 2008 with generic substitutes for Altace®. Total prescriptions for Altace® decreased approximately 82.7%

and 86.8% in the second quarter and first six months of 2009, respectively, from the second quarter and first six months of 2008 according to IMS monthly prescription data.

For a discussion regarding the generic competition for Altace®, please see Note 10, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Other

The branded prescription pharmaceutical products included in other branded prescription pharmaceutical products are not promoted through our sales force, and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to lower net sales of Sonata® and a decrease in prescriptions. Net sales of Sonata® decreased from $9.5 million and $26.2 million in the second quarter and first six months of 2008, respectively, to $1.2 million and $1.9 million in the second quarter and first six months of 2009, respectively, primarily due to competition entering the market with generic substitutes for Sonata®. The composition of matter patent covering Sonata® expired in June 2008, at which time several competitors entered the market with generic substitutes.

In April 2009, a third party entered the market with a generic substitute for Cytomel®. As a result of the entry of generic competition, net sales declined in the second quarter of 2009 and we expect net sales of Cytomel® to continue to decline in the future. Net sales of Cytomel® decreased from $11.9 million and $24.0 million in the second quarter and first six months of 2008, respectively, to $7.4 million and $21.3 million in the second quarter and first six months of 2009, respectively.

As a result of generic competition for Sonata® and Cytomel® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in 2009.

Cost of Revenues

Cost of revenues from branded pharmaceutical products decreased in the second quarter and first six months of 2009 versus the second quarter and first six months of 2008 primarily due to a decrease in unit sales of several key products, as discussed above, partially offset by additional cost of revenues for Flector® Patch which was part of the acquisition of Alpharma at the end of December 2008.

The royalty rate on Skelaxin® increased in the second quarter of 2009 due to the achievement of certain regulatory milestones under our agreement with Mutual. For additional information on the Mutual agreement, please see “Other” within the “Liquidity and Capital Resources” section below.

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

At the time of our acquisition of Alpharma, we valued the inventory that was acquired based on Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, we increased the carrying value of the Flector® Patch inventory by approximately $7.8 million. During the second quarter and first six months of 2009, the cost of revenues for the branded prescription pharmaceutical products segment reflects a charge of $2.4 million and $3.5 million, respectively, related to the sale of this marked up inventory.

Animal Health

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Animal Health revenue	$82,824	$—	$162,659	$—
Cost of revenues, exclusive of depreciation, amortization and impairments	$56,484	—	$117,102	—

The Animal Health segment was part of the acquisition of Alpharma at the end of December 2008.

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on Statement of Financial Accounting Standards No. 141, Business Combinations. As a result, we increased the carrying value of the Animal Health inventory by approximately $34 million. During the second quarter and first six months of 2009, the cost of revenues for the Animal Health segment reflects a charge of $13.6 million and $34.1 million, respectively, related to the sale of this marked up inventory.

Meridian Auto-Injector

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Meridian Auto-Injector revenue	$72,091	$55,260	$16,831	30.5%	$128,698	$98,172	$30,526	31.1%
Cost of revenues, exclusive of depreciation, amortization and impairments	26,805	20,507	6,298	30.7%	49,315	37,114	12,201	32.9%

Revenues and cost of revenues from our Meridian Auto-Injector segment increased in the second quarter and the first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to higher unit sales of products sold to the U.S. Department of Defense (“DOD”) and higher unit sales of EpiPen.

Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Most of our EpiPen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada, where it is marketed, distributed and sold by us. Total prescriptions for EpiPen® in the United States increased approximately 5.2% and 9.4% in the second quarter and the first six months of 2009, respectively, compared to the second quarter and the first six months of 2008 according to IMS monthly prescription data.

For a discussion regarding the risk of potential generic competition for EpiPen®, please see Note 10. “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements”.

Our Meridian Auto-Injector segment has pharmaceutical products that are presently sold primarily to the DOD under an Industrial Base Maintenance Contract (“IBMC”). We have extended the current IBMC through December 31, 2009, and we are in negotiations regarding renewal.

Royalties

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2009 vs. 2009		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Royalty revenue	$14,709	$23,678	$(8,969)	(37.9)%	$29,467	$42,801	$(13,334)	(31.2)%
Cost of revenues, exclusive of depreciation, amortization and impairments	1,809	2,886	(1,077)	(37.3)%	3,625	5,204	(1,579)	(30.3)%

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

Operating Costs and Expenses

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments as shown below	$156,093	$102,185	$53,908	52.8%	$307,032	$193,646	$113,386	58.6%
Selling, general and administrative	123,575	111,973	11,602	10.4	265,898	241,831	24,067	10.0
Research and development	21,202	54,162	(32,960)	(60.9)	48,458	82,670	(34,212)	(41.4)
Depreciation and amortization	52,862	31,989	20,873	65.3	106,211	91,855	14,356	15.6
Asset impairments	—	39,429	(39,429)	(100.0)	—	39,429	(39,429)	(100.0)
Restructuring charges	1,475	(542)	2,017	>100	49,525	517	49,008	>100

Total operating costs and expenses	$355,207	$339,196	$16,011	4.7%	$777,124	$649,948	$127,176	19.6%

Selling, General and Administrative Expenses

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$119,434	$101,910	$17,524	17.2%	$256,570	$213,811	$42,759	20.0%
Acquisition related costs	2,944	—	2,944	—	6,733	—	6,733	—
Co-promotion fees	1,197	10,063	(8,866)	(88.1)	2,595	28,020	(25,425)	(90.7)

Total selling, general and administrative	$123,575	$111,973	$11,602	10.4%	$265,898	$241,831	$24,067	10.0%

As a percentage of total revenues, total selling, general, and administrative expenses were 27.8% and 28.2% in the second quarter of 2009 and in the second quarter of 2008, respectively. As a percentage of total revenues, total selling, general, and administrative expenses were 30.4% and 29.2% in the first six months of 2009 and 2008, respectively.

Total selling, general and administrative expenses increased in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to the acquisition of Alpharma in late December of 2008, partially offset by a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”). The decrease in co-promotion expense is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we pay Wyeth in 2009 compared to 2008 under the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “Other” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

We incurred special charges of $2.9 million and $6.7 million in the second quarter and first six months of 2009 for costs related to the acquisition and integration of Alpharma. For additional information related to the acquisition of Alpharma, please see Note 7, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

Selling, general and administrative expense includes income of $0.8 million and a charge of $2.0 million in the second quarter of 2008 and the first six months of 2008, respectively, primarily due to professional fees related to the previously completed investigations of our company by the HHS/OIG and the SEC, and the private plaintiff securities litigation. During the second quarter of 2008, we recorded an anticipated insurance recovery of legal fees in the amount of $3.0 million related to the securities litigation. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Research and Development Expense

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2009 vs. 2008		June 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Research and development	$21,202	$48,662	$(27,460)	(56.4)%	$48,458	$77,170	$(28,712)	(37.2)%
Research and development — in-process upon acquisition	—	5,500	(5,500)	(100.0)	—	5,500	(5,500)	(100.0)

Total research and development	$21,202	$54,162	$(32,960)	(60.9)%	$48,458	$82,670	$(34,212)	(41.4)%

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses decreased in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to a $15.8 million development milestone expense incurred in the second quarter of 2008 associated with the acceptance of the NDA filing for Remoxy® by the FDA and a $5 million milestone payment to Acura associated with positive top-line results from the Phase III clinical trial evaluating Acuroxtm.

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs were expensed during 2008 at the time of acquisition. We classified these costs as special items and they include the following:

•	A charge of $3.0 million in the second quarter of 2008 for our acquisition of in-process research and development related to the exercise of our portion for a third immediate-release opioid product under a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. We believe there is a reasonable probability of completing the project successfully; however, the success of the project depends on the successful outcome of the clinical development program and approval of the product by the FDA. The estimated cost to complete the project at the time of the execution of the agreement was approximately $16.0 million.

•	A charge of $2.5 million in the second quarter of 2008 for our acquisition of in-process research and development associated with our Product Development Agreement with CorePharma LLC (“Core”) to develop new formulations of Skelaxin®. Any intellectual property created as a result of the agreement will belong to us and we will grant Core a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. The success of the project depends on additional development activities and FDA approval. The estimated cost to complete the development activities at the time of the execution of the agreement was approximately $2.5 million.

For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in the second quarter of 2009 compared to the second quarter of 2008 primarily due to an increase in depreciation and amortization expense associated with the acquisition of Alpharma in late December of 2008, and an increase in amortization expense associated with Skelaxin®. Depreciation and amortization expense increased in the first six months of 2009 compared to the first six months of 2008 primarily due to an increase in amortization expense associated with Skelaxin® and an increase in depreciation and amortization expense associated with the acquisition of Alpharma in late 2008, partially offset by a decrease in amortization expense associated with Altace®.

Following the U.S. District Court’s Order ruling invalid two Skelaxin® patents on January 20, 2009, we estimated the potential effect on future net sales of the product. We believe that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the Order described above, we reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. The amortization expense associated with Skelaxin® increased to $20.0 million in the second quarter of 2009 from $5.9 million in the second quarter of 2008 and to $40.1 million in the first six months of 2009 from $11.7 million in the first six months of 2008. If our current estimates regarding future cash flows adversely change, we may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of June 30, 2009, the net intangible assets associated with Skelaxin® total approximately $76.9 million.

Following the Circuit Court’s decision in September 2007 invalidating our ’722 patent that covered Altace®, we undertook an analysis of its potential effect on future net sales of the product. Based upon this analysis, we reduced the estimated remaining useful life of Altace®. Accordingly, amortization of the remaining intangibles associated with Altace® was completed during the first quarter of 2008. The amortization expense associated with Altace® during the first quarter of 2008 was $29.7 million.

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, we lowered our future sales forecast for this product. We believe that the intangible assets associated with Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of June 30, 2009, the net intangible assets associated with Cytomel® total approximately $10.8 million.

End-user demand for Synercid® has declined in recent years. As of June 30, 2009, the net intangible assets associated with Synercid® total approximately $26.0 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain generic pharmaceutical companies have challenged the patent covering Avinza®. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with this product.

Depreciation and amortization expense included special items of $0.3 million and $0.7 million in the second quarter of 2009 and 2008, respectively, and $1.3 million and $1.3 million in the first six months of 2009 and 2008, respectively, due to accelerated depreciation on certain assets.

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	Asset impairment charges of $39.4 million in the second quarter of 2008, primarily associated with a decline in end-user demand for Synercid®.

•	Restructuring charges of $1.5 million and $49.5 million in the second quarter and first six months of 2009, respectively, primarily due to our restructuring initiative designed to partially offset the potential decline in Skelaxin® net sales in the event a generic competitor enters the market. For additional information on the first quarter 2009 restructuring event, please see Note 14, “Restructuring Activities.” in Part I, Item 1, “Financial Statements.”

Non-Operating Items

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Interest income	$1,506	$9,261	$4,294	$22,890
Interest expense	(27,592)	(5,291)	(50,695)	(10,271)
Loss on investment	(524)	—	(1,347)	—
Other, net	4,112	(123)	1,333	(827)

Total other income	(22,498)	3,847	(46,415)	11,792
Income tax expense	29,348	20,741	23,293	64,411

Loss on Investment

We incurred a loss of $0.5 million and $1.3 million in the second quarter of 2009 and first six months of 2009, respectively, related to our investment in debt securities.

Interest Income

Interest income decreased during the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to a lower average balance of cash, cash equivalents and investments in debt securities due to the acquisition of Alpharma in late December 2008, and a decrease in interest rates.

Interest Expense

Interest expense increased in the second quarter and first six months of 2009 compared to the second quarter and first six months of 2008 primarily due to an increase in borrowings as a result of the acquisition of Alpharma in late December 2008. The acquisition of Alpharma was funded with available cash on hand, borrowings of $425.0 million under the Senior Secured Revolving Credit Facility, as amended on December 5, 2008, and borrowings of $200.0 million under a new Senior Secured Term Facility.

On January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that May be Settled in Cash Upon Conversion (“FSP APB 14-1”). In accordance with FSP APB 14-1 we separately accounted for the liability and equity components of our $400.0 million 1 1/4% Convertible Senior Notes due April 1, 2026 that can be settled for cash based on the estimated nonconvertible debt borrowing rate. The standard requires retrospective application to all periods presented. Thus interest expense increased by $4.4 million and $4.1 million in the second quarter of 2009 and the second quarter of 2008, respectively, and $8.8 million and $8.2 million in the first six months of 2009 and 2008, respectively, due to the adoption of this standard.

Income Tax Expense

During the second quarter and first six months of 2009, our effective income tax rate was 43.6% and 46.1%, respectively. These rates are greater than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

During the second quarter and first six months of 2008, our effective income tax rate was 33.7% and 33.8%, respectively. This rate varied from the statutory rate of 35% due primarily to tax benefits related to tax-exempt interest income, domestic manufacturing deductions and the effect of special items, which benefits were partially offset by state taxes.

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

Investments in Debt Securities

As of June 30, 2009, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of June 30, 2009, all our investments in auction rate securities, with a total par value of $383.4 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of July 31, 2009, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $383.4 million in par value of our investments in debt securities, or 47.4% of the assets that we have measured at fair value, using unobservable inputs which are classified as Level 3 measurements under Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). For additional information regarding SFAS No. 157, please see Note 4, “Fair Value Measurements,” in Part I, Item 1, “Financial Statements.”

As of June 30, 2009, there were cumulative unrealized holding losses of $38.7 million recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets associated with investments in debt securities with a par value of $328.2 million classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of June 30, 2009 we believed the decline was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

During the second quarter of 2009, we sold certain auction rate securities associated with student loans with a par value of $20.4 million for $18.9 million to the issuer and recognized a realized loss of $1.4 million in the Condensed Consolidated Statement of Operations.

During the fourth quarter of 2008 we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell certain auction rate securities outstanding at June 30, 2009 with a par value of $40.3 million to UBS during the period from June 30, 2010 to July 2, 2012 at par value. We have elected to account for this right at fair value in accordance with SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. As a result, gains and losses associated with this right are recorded in other income(expense) in the Condensed Consolidated Statement of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of June 30, 2009 and December 31, 2008, the fair value of the right to sell the auction rate securities to UBS at par was $3.6 million and $4.0 million, respectively. With respect to this right, during the second quarter and first six months of 2009, we recognized an unrealized gain of $0.1 million and an unrealized loss of $0.5 million in other income(expense), respectively, in the Condensed Consolidated Statement of Operations.

In addition, during the fourth quarter of 2008, we transferred the classification of the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of June 30, 2009 and December 31, 2008, the fair value of the investments in debt securities classified as trading was $36.1 million and $36.0 million, respectively. During the second quarter and first six months of 2009, we recognized unrealized gains related to these securities of $0.8 million and $0.5 million, respectively, in other income (expense).

As of June 30, 2009, we had unrealized holding gains of $0.4 million associated with a security that was previously impaired, as it was determined that the losses in previous periods were other-than-temporary.

As of June 30, 2009, we had approximately $383.4 million, in par value, invested in tax-exempt auction rate securities which consisted of $263.3 million associated with student loans backed by the Federal Family Education Loan Program (FFELP), $89.4 million associated with municipal bonds in which performance is supported by bond insurers and $30.7 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

As of June 30, 2009, we classified $41.1 million of auction rate securities as current assets and $294.2 million as long-term assets.

Skelaxin®

As previously disclosed, we are involved in multiple legal proceedings over patents relating to our product Skelaxin®. In January 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two of these patents. In June 2009, the Court entered judgment against us. We have appealed the judgment and intend to vigorously defend our interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly. For additional information regarding Skelaxin® litigation, please see Note 10, “Commitments and Contingencies,” in Part 1, Item 1, “Financial Statements”.

Following the decision of the District Court in January 2009, we conducted an extensive examination of the company and developed a restructuring initiative designed to partially offset the potential material decline in Skelaxin sales in the event that a generic competitor enters the market. This initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams. Our animal health activities were not affected by the restructuring.

We incurred total restructuring costs of approximately $49.0 million almost all of which was paid during the second quarter of 2009. These costs relate to severance pay and other employee termination expenses. For additional information, please see Note 14, “Restructuring Activities” in Part I, Item 1, “Financial Statements.”

Alpharma

On December 29, 2008, we completed our acquisition of all the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights, of Alpharma at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion. Alpharma was a branded specialty pharmaceutical company with a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) and a pipeline of new pain medicines led by Embedatm, a formulation of long-acting morphine and naltrexone that is designed to provide controlled pain relief and deter certain common methods of misuse and abuse. Alpharma is also a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics for food-producing animals, including poultry, cattle and swine.

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

None of the quarterly payments above, when combined with all prior payments made by Actavis, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis will not exceed the lesser of (a) $127.5 million and (b) the gross profits from the sale of Kadian® as determined by the agreement in the United States by Actavis and its affiliates for the period from January 1, 2009 through June 30, 2010. At the time of the divestiture, we recorded a receivable of $115.0 million reflecting the present value of the estimated future purchase price payments from Actavis. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments will be received one quarter in arrears. During the second quarter of 2009 we received $34.8 million from Actavis, $30.0 million related to the first quarter of 2009 gross profit from sales and $4.8 million related to inventory sold to Actavis of the time of the divestiture.

As part of the integration of Alpharma, management developed a restructuring initiative to eliminate redundancies in operations created by the acquisition. This initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We estimated total costs of approximately $71.0 million associated with this restructuring plan, almost all of which are cash-related costs. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018. For additional information, please see Note 14, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

During the first quarter of 2009, we paid $385.2 million to redeem the Convertible Senior Notes of Alpharma outstanding at the time of the acquisition and at December 31, 2008. For additional information, please see “Alpharma Convertible Senior Notes” in “Certain Indebtedness and Other Matters.”

Senior Secured Revolving Credit Facility

On April 23, 2002, we established a $400.0 million five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 million five-year Senior Secured Revolving Credit Facility, as amended on December 5, 2008 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. In connection with the acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal amount under the Revolving Credit Facility.

During the second quarter and first six months of 2009, we made payments of $102.1 million and $134.2 million, respectively, on the Revolving Credit Facility, $64.8 million and $91.3 million, respectively, in excess of that required by the terms of the Revolving Credit Facility. The average interest rate on borrowings under the Revolving Credit Facility was 6.4% in the second quarter of 2009 and 6.0% in the first six months of 2009. The availability under the Revolving Credit Facility was reduced to $355.1 million as of June 30, 2009. As of June 30, 2009, the remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $61.3 million after giving effect to outstanding letters of credit totaling approximately $3.0 million.

Under the Revolving Credit Facility, we are required to make annual prepayments equal to 50% of our annual excess cash flows, which can be reduced to 25% upon the existence of certain conditions. In addition, we are required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments will be allocated among the Revolving Credit Facility and the Term Facility described below in accordance with those agreements and will permanently reduce the commitments under the Revolving Credit Facility. However, commitments under the Revolving Credit Facility will not be reduced in any event below $150.0 million.

Under the terms of the Revolving Credit Facility the credit commitment will be automatically and permanently reduced, on a quarterly basis, to the amounts set forth below:

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

Senior Secured Term Facility

Also on December 29, 2008, we entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured term loan facility (the “Term Facility”) with a maturity date of December 28, 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. During the second quarter and first six months of 2009, we made payments of $49.9 million and $65.8 million, respectively, on the Term Facility, $27.8 million and $33.9 million, respectively, in excess of that required by our repayment schedule and the provisions related to mandatory prepayments under the Senior Secured Term Facility. The average interest rate on borrowings under the Term Facility was 8.1% in the second quarter and first six months of 2009.

Under the terms of the Term Facility, we are required to repay the borrowings in equal quarterly payments that total the following annual amounts:

2009	$30.0 million
2010	$40.0 million
2011	$40.0 million
2012	$90.0 million

We have the right to prepay, without penalty (other than customary breakage costs), any borrowings under the Term Facility.

Under the Term Facility, we are required to make annual prepayments equal to 50% of our annual excess cash flows, which can be reduced to 25% upon the existence of certain conditions. In addition, we are required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments will be allocated among the Term Facility and the Revolving Credit Facility in accordance with those agreements and will reduce on a pro-rata basis any remaining scheduled payments.

For additional discussion regarding the Senior Secured Term Facility, please see “Senior Secured Term Facility” within the “Certain Indebtedness and Other Matters” section below.

CorePharma

In June 2008, we entered into a Product Development Agreement with CorePharma to collaborate in the development of new formulations of metaxalone that we currently market under the brand name Skelaxin®. Under the Agreement, we and CorePharma granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. In the second quarter of 2008 we made a non-refundable cash payment of $2.5 million to CorePharma. Under the terms of the agreement, we will reimburse CorePharma for its incurred cost to complete the development activities under the agreement, subject to a cap. In addition, we could be required to make milestone payments based on the achievement and success of specified development activities and the achievement of specified net sales thresholds of such formulations, as well as royalty payments based on net sales.

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

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and certain other assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. As of June 30, 2009, we have incurred a total of $10.4 million for these earn-out payments. The aggregate amount of these payments will not exceed $13.2 million.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 and the second quarter of 2009 due to the achievement of certain milestones and may continue to increase depending on the achievement of certain regulatory and commercial milestones in the future. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin®.”

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics, Inc. to develop and commercialize Remoxy® and other opioid painkillers. Remoxy® is an investigational novel formulation of long-acting oxycodone with a proposed indication for the treatment of moderate to severe pain. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In August 2008, we made milestone payments totaling $20.0 million. In addition, we may pay additional milestone payments of up to $125.0 million in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products. This amount includes $15.0 million upon FDA approval of Remoxy®. In March 2009, we exercised rights under our Collaboration Agreement with Pain Therapeutics and assumed sole control and responsibility for the development of Remoxy®. This includes all communications with the FDA regarding Remoxy® and ownership of the Remoxy® NDA. We are responsible for research and development expenses related to this alliance subject to certain limitations set forth in the agreement. After regulatory approval and commercialization of Remoxy® or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

Governmental Pricing Investigation and Related Matters

For information on these matters, please see Note 10, “Commitments and Contingencies,” in Part  I, Item 1, “Financial Statements.”

Patent Challenges

Certain generic companies have challenged patents on Skelaxin®, Avinza® and EpiPen®. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Skelaxin®, Avinza® or EpiPen® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the
	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$117,566	$238,227

Our net cash from operations was lower in 2009 than in 2008 primarily due to a decrease in net sales of several key branded prescription pharmaceutical products. While total net sales increased from 2008 to 2009, gross margins decreased due to a change in the composition of net sales. The branded prescription pharmaceutical segment net sales decreased, while net sales of Meridian Auto-Injector and Animal Health segments increased. Our branded prescription pharmaceutical segment has higher gross margins than our other segments. The decrease in net sales was partially offset by a decrease in co-promotion fees. Please see the section entitled “Results of Operations” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees. In the second quarter of 2009, the Company reclassified $5.4 million of cash flows from the first quarter of 2009 related to foreign currency forward contracts associated with the Alpharma business from operating to investing to be consistent with the full year presentation.

In addition, we made cash payments related to the Skelaxin® and Alpharma restructuring actions during the first six months of 2009 which reduced operating cash flows. For information regarding the restructuring actions, please see Note 14 “Restructuring Activities” in Part I, Item 1, “Financial Statements.”

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the six months ended June 30, 2009 and 2008.

	For the
	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Accounts receivable, net of allowance	$35,832	$14,601
Inventories	(3,026)	5,409
Prepaid expenses and other current assets	(9,563)	29
Accounts payable	(79,475)	(6,095)
Accrued expenses and other liabilities	(48,422)	(99,850)
Income taxes payable	(17,047)	40,249
Deferred revenue	(2,340)	(2,340)
Other assets	734	3,453
Deferred taxes	17,663	(4,293)

Total changes in operating assets and liabilities and deferred taxes	$(105,644)	$(48,837)

Investing Activities

	For the
	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Net cash (used in) provided by investing activities	$(26,562)	$839,162

Our cash flows from investing activities for 2009 were primarily due to payments made in connection with our acquisition of Alpharma of $70.4 million and capital expenditures of $18.8 million, partially offset by proceeds related to the sale of Kadian® of $34.8 million and proceeds from the sale of debt securities of $32.2 million. Our cash flows from investing activities for 2008 were primarily due to net sales of our investments in debt securities of $878.9 million, partially offset by capital expenditures of $33.0 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2009 of approximately $45.0 to $50.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	For the
	Six Months Ended
	June 30,
	2009	2008
	(In thousands)

Net cash used in financing activities	$(588,377)	$(1,849)

Our cash flows used in financing activities for 2009 were primarily related to payments on long-term debt, which included $385.2 million related to Alpharma’s convertible debt.

Our cash flows used in financing activities for 2008 were primarily related to activities associated with our stock compensation plans, including the exercise of employee stock options.

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

Senior Secured Revolving Credit Facility

On April 23, 2002, we established a $400.0 million, five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 five-year Senior Secured Revolving Credit Facility, as amended on December 5, 2008 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal. The Revolving Credit Facility requires us to pledge as collateral substantially all of our assets, including 100% of the equity of our U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries. As of June 30, 2009, $290.8 million was outstanding under the Revolving Credit Facility and letters of credit totaled $3.0 million.

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

Interest on our borrowings is payable quarterly, in arrears, for base rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBO rate loans. We are required to pay an unused commitment fee on the difference between committed amounts and amounts actually borrowed under the Revolving Credit Facility equal to 0.5% per annum. We are required to pay a letter of credit participation fee based upon the aggregate face amount of outstanding letters of credit equal to 5.0% per annum.

The Revolving Credit Facility requires us to meet certain financial tests, including, without limitation:

•	maintenance of maximum funded debt to consolidated EBITDA ratios that range from 1.50:1 to 3.25:1 (depending on dates and the occurrence of certain events relating to certain patents); and

•	maintenance of minimum consolidated EBITDA to interest expense ratios that range from 3.75:1 to 4.00:1 (depending on dates and the occurrence of certain events relating to certain patents).

As of June 30, 2009, we were in compliance with these covenants.

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

The Revolving Credit Facility requires us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long-term debt beginning 90 days after the amendment to the facility for a period of not less than two years. Accordingly, in March 2009, we entered into an interest rate swap with an aggregate notional amount of $112.5 million which has been designated and is effective as a cash flow hedge of the overall variability of cash flows.

In connection with the borrowings, we incurred approximately $22.2 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date.

Senior Secured Term Facility

On December 29, 2008, we entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured term loan facility (the “Term Facility”) with a maturity date of December 28, 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. We borrowed $200.0 million under the Term Facility and received proceeds of $192.0 million, net of the discount at issuance. The Term Facility requires us to pledge as collateral substantially all of our assets, including 100% of the equity of our U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries. As of June 30, 2009, the carrying value of the borrowings under the Term Facility was $130.5 million.

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

The Term Facility requires us to meet certain financial tests, including, without limitation:

•	maintenance of maximum funded debt to consolidated EBITDA ratios that range from 1.50:1 to 3.25:1 (depending on dates and the occurrence of certain events relating to certain patents); and

•	maintenance of minimum consolidated EBITDA to interest expense ratios that range from 3.75:1 to 4.00:1 (depending on dates and the occurrence of certain events relating to certain patents).

As of June 30, 2009, we were in compliance with these covenants.

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

Alpharma Convertible Senior Notes

At the time of our acquisition of Alpharma, Alpharma had $300.0 million of Convertible Senior Notes outstanding (the “Alpharma Notes”). The Alpharma Notes were convertible into shares of Alpharma’s Class A common stock at an initial conversion rate of 30.6725 Alpharma common shares per $1,000 principal amount. The conversion rate of the Alpharma Notes was subject to adjustment upon the direct or indirect sale of all or substantially all of Alpharma’s assets or more than 50% of the outstanding shares of the Alpharma common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Alpharma Notes included a make-whole provision that adjusted the conversion rate by a predetermined number of additional shares of the Alpharma’s common stock based on (1) the effective date of the Fundamental Change and (2) Alpharma’s common stock market price as of the effective date. The acquisition of Alpharma by us was a Fundamental Change. As a result, Alpharma Notes converted in connection with the acquisition of Alpharma were entitled to be converted at an increased rate equal to the value of 34.7053 Alpharma common shares, at the acquisition price of $37 per share, per $1,000 principal amount of the Alpharma Notes at a date no later than 35 trading days after the occurrence of the Fundamental Change.

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

The gross carrying amount and accumulated amortization as of June 30, 2009 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$285,700	$62,209	$223,491
Skelaxin®	278,853	201,956	76,897
Sonata®	61,961	61,961	—
Flector® Patch	130,000	5,910	124,090

Neuroscience	756,514	332,036	424,478

Synercid®	70,959	44,919	26,040
Other hospital	8,442	6,579	1,863

Hospital	79,401	51,498	27,903

Bicillin®	92,350	33,120	59,230
Other legacy products	324,035	277,677	46,358

Legacy products	416,385	310,797	105,588

Total Branded	1,252,300	694,331	557,969

Animal Health	170,000	4,819	165,181
Meridian Auto-Injector	181,508	45,378	136,130
Royalties	3,731	3,490	241
Contract manufacturing	—	—	—
All other	—	—	—

Total intangible assets	$1,607,539	$748,018	$859,521

The amounts of impairments and amortization expense for the three months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2009		June 30, 2008
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$6,638	$—	$6,639
Skelaxin®	—	20,041	—	5,902
Flector® Patch	—	2,955	—	—

Neuroscience	—	29,634	—	12,541

Synercid®	—	1,484	38,064	2,375
Other hospital	—	76	—	76

Hospital	—	1,560	38,064	2,451

Bicillin®	—	925	—	926
Other legacy products	—	1,430	1,251	2,996

Legacy products	—	2,355	1,251	3,922

Total Branded	—	33,549	39,315	18,914

Animal Health	—	2,411	—	—
Meridian Auto-Injector	—	2,062	—	1,945
Royalties	—	127	—	185
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total	$—	$38,149	$39,315	$21,044

The amounts of impairments and amortization expense for the six months ended June 30, 2009 and 2008 are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2009		June 30, 2008
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$13,276	$—	$13,277
Skelaxin®	—	40,082	—	11,713
Sonata®	—	—	—	315
Flector® Patch	—	5,910	—	—

Neuroscience	—	59,268	—	25,305

Synercid®	—	2,968	38,064	4,750
Other hospital	—	152	—	152

Hospital	—	3,120	38,064	4,902

Altace®	—	—	—	29,687
Bicillin®	—	1,850	—	1,851
Other legacy products	—	2,860	1,251	5,994

Legacy products	—	4,710	1,251	37,532

Total Branded	—	67,098	39,315	67,739

Animal Health	—	4,819	—	—
Meridian Auto-Injector	—	4,097	—	3,865
Royalties	—	313	—	367
Contract manufacturing	—	—	—	—
All other	—	—	—	—

Total	$—	$76,327	$39,315	$71,971

The remaining amortization periods for significant products are as follows:

Remaining Life at June 30, 2009

Skelaxin®	1 year
Avinza®	8 years 5 months
Flector® Patch	10 years 6 months
Synercid®	4 years 6 months
Bicillin®	16 years

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

Forward-looking statements in this report include, but are not limited to, those regarding:

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Skelaxin®, Avinza®, Thrombin-JMI®, the Flector® Patch, Levoxyl®, Altace®, Cytomel® and Synercid®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Embedatm, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome and potential financial effects of various pending legal proceedings including the Skelaxin® and Avinza® patent challenges, litigation, and other legal proceedings described in this report;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that information required to be disclosed and filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that management will be timely alerted to material information required to be included in our periodic reports filed with the SEC.

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

The accompanying financial statements for the quarter ended June 30, 2009 include the results of operations, financial position, and cash flows of Alpharma. During the quarter, the operations of Alpharma’s pharmaceutical business were integrated into our branded prescription pharmaceuticals segment and therefore were subject to internal controls over financial reporting established by our management prior to the acquisition.

However, the assets, liabilities, results of operations and cash flows of the Alpharma Animal Health segment included in the accompanying 2009 financial statements were subject, during the quarter ended June 30, 2009, to internal controls over financial reporting established by Alpharma management prior to the acquisition. We are in the process of evaluating the effectiveness of the acquired Alpharma controls together with our legacy internal controls over financial reporting and will report the results of our assessment of effectiveness as of December 31, 2009.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008 which we filed with the Securities and Exchange Commission on March 2, 2009. The following risk factor has changed materially since we filed that report.

An expansion of restrictions on, or bans of, the use of antibiotics used in food-producing animals could result in a decrease in our sales.

The issue of the potential transfer of increased bacterial resistance to human pathogens due to the use of certain antibiotics in certain food-producing animals is the subject of discussions on a worldwide basis and, in certain instances, has led to government restrictions on the use of antibiotics in these food-producing animals. The sales of our animal health segment are principally antibiotic-based products for use with food-producing animals; therefore, future limitations in major markets, including the U.S., or negative publicity regarding this use of antibiotic-based products, could have a negative impact on our business, financial condition, results of operations and cash flows.

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

Taiwan, South Korea and Brazil have implemented, or are expected to implement shortly, restrictions on the use of antibiotics in animal feed. We have marketed antibiotics for use in food-producing animals in these countries but will be required to curtail or discontinue those practices. The actions by these countries may negatively impact our business as a result of reduced sales. It is not yet known whether this reduction will be material to our financial position or results of operations.

Discussions of the antibiotic resistance issue continue actively in the U.S. Various sources have published reports concerning possible adverse human effects from the use of antibiotics in food animals. Some of these reports have asserted that major animal producers, some of whom are our customers or the end-users of our products, are reducing the use of antibiotics.

In July 2009, officials of the U.S. Food and Drug Administration (the “FDA”) expressed support for a phase-out of growth promotion/feed efficiency uses of antibiotics in food-producing animals. Legislation pending before Congress would, if it were to become law, require the FDA to withdraw the approval of such nontherapeutic uses of antibiotics unless the FDA determines, within two years of enactment, that “there is a reasonable certainty of no harm to human health due to the development of antimicrobial resistance that is attributable in whole or in part to the nontherapeutic use of the drug” in food-producing animals. Under the proposed legislation, this finding may be based on evidence submitted by the holder of the approved product application or developed by the FDA on its own initiative. We cannot predict whether this legislation will become law or, if it does, whether the FDA would agree that this standard has been satisfied for bacitracin-based products.

In July 2005, the FDA withdrew the approval of an antibiotic poultry water medication due to concerns regarding antibiotic resistance in humans. While we do not market this drug, this ruling could be significant if its conclusions were expanded to the medicated feed additives sold by us. In the absence of new legislation, it is uncertain what additional actions, if any, the FDA may take for approved animal drug products. However, the FDA has established a rating system to be used to compare the risks associated with the use of specific antibiotic products in food producing animals, including those sold by us. While we do not believe that the presently proposed risk assessment system would be materially adverse to our business, it is subject to change prior to adoption or to later amendment.

We cannot predict whether the present ban of zinc bacitracin products may be expanded or whether other antibiotic restrictions will be introduced. If any one of the following events occurs, the resultant loss of sales could be material to our financial condition, cash flows and results of operations:

•	additional countries, such as the U.S., where we have material sales of bacitracin-based products, restrict or ban the use of zinc bacitracin or other antibiotic feed additives;

•	countries which are significant importers of meat act to prevent the importation of products from countries that allow the use of bacitracin-based or other antibiotic-containing products;

•	there is an increase in public pressure to discontinue the use of antibiotic feed additives; or

•	consumers or retailers decide to purchase fewer meat products from animals fed antibiotics.

Item 4.	Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders on June 4, 2009, shareholders voted on the following proposals, with the results indicated below.

1. Election of Directors.  Shareholders elected three Class I directors and two Class II directors to serve until the 2010 annual meeting of shareholders or until their successors have been duly elected and qualified, as follows (there were no abstentions or broker non-votes in connection with this matter):

		Withhold
	For	Authority

Class I
R. Charles Moyer	215,396,104	7,628,636
D. Gregory Rooker	211,737,378	11,287,362
Ted G. Wood	216,003,140	7,021,600
Class II
Earnest W. Deavenport, Jr.	209,188,351	13,836,389
Elizabeth M. Greetham	215,803,439	7,221,301

Directors continuing in office following the annual meeting of shareholders were as follows:

Class III (terms to expire in 2010)
Philip A. Incarnati
Gregory D. Jordan
Brian A. Markison

2. Ratification of Independent Registered Public Accounting Firm.  Shareholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	Against	Abstain

210,813,013	11,976,074	235,650

3. Non-Binding Shareholder Proposal.  Shareholders approved a non-binding shareholder proposal requesting the adoption of a majority voting standard in the election of directors.

For	Against	Abstain

146,692,492	49,535,100	204,117

Item 6.	Exhibits

Exhibit
Number	Description

31.1	Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
President and Chief Executive Officer

Date: August 6, 2009

By:	/s/ Joseph Squicciarino
Joseph Squicciarino
Chief Financial Officer

Date: August 6, 2009