Form 10-Q
period 2009-09-30
KING PHARMACEUTICALS INC
filed 2009-11-05
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Number of shares outstanding of registrant’s common stock as of November 3, 2009: 248,242,387

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$479,968	$940,212
Investments in debt securities	39,624	6,441
Marketable securities	1,930	511
Accounts receivable, net of allowance of $3,966 and $4,713	227,030	245,070
Inventories	207,650	258,303
Deferred income tax assets	100,577	89,513
Income taxes receivable	12,051	—
Prepaid expenses and other current assets	99,374	129,214

Total current assets	1,168,204	1,669,264

Property, plant and equipment, net	401,162	417,259
Intangible assets, net	822,589	934,219
Goodwill	453,008	450,548
Deferred income tax assets	250,017	267,749
Investments in debt securities	292,034	353,848
Other assets (includes restricted cash of $16,649 and $16,580)	75,379	122,826
Assets held for sale	7,900	11,500

Total assets	$3,470,293	$4,227,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,111	$140,908
Accrued expenses	309,962	411,488
Income taxes payable	—	10,448
Short-term debt	4,101	5,230
Current portion of long-term debt	122,449	439,047

Total current liabilities	523,623	1,007,121

Long-term debt	505,904	877,638
Other liabilities	105,358	110,022

Total liabilities	1,134,885	1,994,781

Commitments and contingencies (Note 10)
Shareholders’ equity	2,335,408	2,232,432

Total liabilities and shareholders’ equity	$3,470,293	$4,227,213

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Net sales	$451,417	$369,989	$1,295,995	$1,156,072
Royalty revenue	11,932	18,456	41,399	61,257

Total revenues	463,349	388,445	1,337,394	1,217,329

Operating costs and expenses:
Cost of revenues, exclusive of depreciation, amortization and impairments shown below	162,797	101,465	469,829	295,111

Selling, general and administrative, exclusive of co-promotion fees	134,315	93,291	390,885	307,102
Acquisition related costs	—	—	6,733	—
Co-promotion fees	1,427	5,987	4,022	34,007

Total selling, general and administrative expense	135,742	99,278	401,640	341,109

Research and development	22,640	33,855	71,098	111,025
Research and development-in-process upon acquisition	—	—	—	5,500

Total research and development	22,640	33,855	71,098	116,525

Depreciation and amortization	53,349	29,894	159,560	121,749
Asset impairments	—	—	—	39,429
Restructuring charges (Note 14)	1,653	1,153	51,178	1,670

Total operating costs and expenses	376,181	265,645	1,153,305	915,593

Operating income	87,168	122,800	184,089	301,736

Other income (expense):
Interest income	1,027	8,110	5,321	31,000
Interest expense	(22,218)	(5,300)	(72,913)	(15,571)
Gain (loss) on investments	521	—	(826)	—
Other, net	1,526	(1,024)	2,859	(1,851)

Total other (expense) income	(19,144)	1,786	(65,559)	13,578

Income before income taxes	68,024	124,586	118,530	315,314
Income tax expense	25,536	42,114	48,829	106,525

Net income	$42,488	$82,472	$69,701	$208,789

Net income per common share:
Basic net income per common share	$0.17	$0.34	$0.29	$0.86

Diluted net income per common share	$0.17	$0.34	$0.28	$0.85

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS’ EQUITY AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2007	245,937,709	$1,359,817	$1,213,057	$1,957	$2,574,831
Comprehensive income:
Net income	—	—	208,789	—	208,789
Net unrealized loss on investments in debt securities, net of taxes of $8,693	—	—	—	(13,897)	(13,897)
Foreign currency translation	—	—	—	(1,018)	(1,018)

Total comprehensive income					193,874
Stock-based award activity	531,630	21,617	—	—	21,617

Balance at September 30, 2008	246,469,339	$1,381,434	$1,421,846	$(12,958)	$2,790,322

Balance at December 31, 2008	246,487,232	$1,389,698	$871,021	$(28,287)	$2,232,432
Adoption of FASB statement on other-than-temporary investments, net of taxes of $396	—	—	646	(646)	—
Comprehensive income:
Net income	—	—	69,701	—	69,701
Reclassification of unrealized losses on investments in debt securities, net of taxes of $542	—	—	—	885	885
Net unrealized gain on marketable securities, net of tax of $539	—	—	—	880	880
Net unrealized gain on investments in debt securities, net of taxes of $3,354	—	—	—	5,472	5,472
Foreign currency translation	—	—	—	3,227	3,227

Total comprehensive income					80,165
Stock-based award activity	1,739,351	22,811	—	—	22,811

Balance at September 30, 2009	248,226,583	$1,412,509	$941,368	$(18,469)	$2,335,408

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows provided by operating activities	$262,164	$349,884

Cash flows from investing activities:
Transfers to restricted cash	(69)	(6)
Purchases of investments in debt securities	—	(279,175)
Proceeds from maturities and sales of investments in debt securities	38,473	1,185,830
Purchases of property, plant and equipment	(29,608)	(45,523)
Proceeds from sale of property and equipment	337	10,390
Proceeds from the sale of Kadian®	59,800	—
Acquisition of Alpharma	(70,230)	—
Acquisition of Avinza®	(8)	(43)
Forward foreign exchange contracts	(8,906)	—
Purchases of intellectual property and product rights	(2,178)	(7,890)

Net cash (used in) provided by investing activities	(12,389)	863,583

Cash flows from financing activities:
Proceeds from exercise of stock options	1,742	347
Net payments related to stock-based award activity	(3,554)	(2,372)
Payments on long-term debt	(710,429)	—
Debt issuance costs	(1,313)	—

Net cash used in financing activities	(713,554)	(2,025)

Effect of exchange rate changes on cash	3,535	—

(Decrease) increase in cash and cash equivalents	(460,244)	1,211,442
Cash and cash equivalents, beginning of period	940,212	20,009

Cash and cash equivalents, end of period	$479,968	$1,231,451

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 and 2008
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited interim condensed consolidated financial statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The year-end condensed balance sheet was derived from the audited consolidated financial statements and has been adjusted to reflect adoption of a Financial Accounting Standards Board (“FASB”) statement that requires the Company to separately account for the liability and equity components of its $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Convertible Senior Notes”), but does not include all disclosures required by generally accepted accounting principles. This FASB statement was effective January 1, 2009 and required retrospective application. Please see Note 9 for additional information on its adoption.

These unaudited interim condensed consolidated financial statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company has performed an evaluation of subsequent events through November 5, 2009, which is the date the financial statements were issued.

2.	Earnings Per Share

The basic and diluted net income per common share were determined using the following share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic net income per common share:
Weighted average common shares	244,963,911	243,695,777	244,515,264	243,475,338

Diluted net income per common share:
Weighted average common shares	244,963,911	243,695,777	244,515,264	243,475,338
Effect of stock options	115,844	84,090	47,087	52,631
Effect of dilutive share awards	3,185,797	2,054,129	2,807,487	1,655,874

Weighted average common shares	248,265,552	245,833,996	247,369,838	245,183,843

For the three months ended September 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted net income per share, included options to purchase 5,010,109 shares of common stock, and 138,640 long-term performance units (“LPUs”). For the nine months ended September 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted net income per share included options to purchase 6,356,694 shares of common stock, 202,632 restricted stock awards (“RSAs”) and 221,362 LPUs. For the three months ended September 30, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted net income per share, included options to purchase 6,011,915 shares of common stock, 304,000 RSAs and 268,935 LPUs. For the nine months ended September 30, 2008, the weighted average shares that were anti-dilutive, and therefore

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluded from the calculation of diluted net income per share included options to purchase 5,818,026 shares of common stock, 373,653 RSAs and 455,515 LPUs. The Convertible Senior Notes could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted net income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock for all periods presented.

3.	Skelaxin®

As previously disclosed, the Company has been involved in multiple legal proceedings over patents relating to its product Skelaxin® (metaxalone). In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two of these patents. In June 2009, the Court entered judgment against the Company. The Company has appealed the judgment and intends to vigorously defend its interests. The entry of the order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly. Net sales of Skelaxin® were $446,243 in 2008, and $102,080 and $304,857, respectively, in the three and nine months ended September 30, 2009. For additional information regarding Skelaxin® litigation, please see Note 10. For additional information regarding Skelaxin® intangible assets, please see Note 8. For additional information regarding Skelaxin® restructuring action, please see Note 14.

4.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. As of September 30, 2009 and December 31, 2008, the Company’s cash and cash equivalents consisted of institutional money market funds and bank time deposits. There were no cumulative unrealized holding gains or losses associated with these money market funds and time deposits as of September 30, 2009 and December 31, 2008.

Derivatives.  The Company had forward foreign exchange contracts outstanding during the three and nine months of 2009 on certain non-U.S. cash balances. The forward exchange contracts were not designated as hedges. The Company recorded these contracts at fair value and changes in fair value were recognized in current earnings. All foreign exchange contracts expired in the third quarter of 2009.

In connection with the Company’s acquisition of Alpharma on December 29, 2008, the Company borrowed $425,000 in principal under its Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) as amended on December 5, 2008. The Company also borrowed $200,000 pursuant to the Senior Secured Term Facility (“Term Facility”). The terms of the Revolving Credit Facility and the Term Facility require the Company to maintain hedging agreements that will fix the interest rates on 50% of the Company’s total outstanding long-term debt beginning 90 days after the amendment to the facility for a period of two years. The Revolving Credit Facility and the Term Facility have variable interest rates. The Convertible Senior Notes of the Company are at a fixed interest rate. Accordingly, in March 2009, the Company entered into an interest rate swap agreement on interest under the Revolving Credit Facility with an aggregate notional amount of $112,500, which expires in March 2011. The interest rate swap was designated as a cash flow hedge and was being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. As a result of the reduction of its variable rate long-term debt, the Company maintains greater than 50% of its outstanding long-term debt at fixed rates and therefore an interest rate swap is no longer required. In September 2009, the Company terminated the interest rate swap for $838 and recognized the cost as interest expense in the third quarter 2009. For additional information on the Revolving Credit Facility and the Term Facility, please see Note 9.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the effect of derivative instruments on the condensed consolidated statements of operations for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
		Gain or			Gain or
		(Loss)			(Loss)
		Reclassified			Reclassified
	Gain or	from		Gain or	from
	(Loss) in	Accumulated		(Loss) in	Accumulated
	Other	Other		Other	Other
	Comprehensive	Comprehensive	Gain or	Comprehensive	Comprehensive	Gain or
	Income on	Income into	(Loss)	Income on	Income into	(Loss)
	Derivative	Income	Recorded	Derivative	Income	Recorded
	(Effective	(Effective	(Ineffective	(Effective	(Effective	(Ineffective
Derivatives in Cash Flow Hedging Relationships	Portion)	Portion)	Portion)	Portion)	Portion)	Portion)

Interest rate swap	$—	$(232)	$(606)	$—	$(232)	$(606)

		Three Months	Nine Months
		Ended September 30,	Ended September 30,
		2009	2009
		Gain or (Loss)	Gain or (Loss)
		Recognized in	Recognized in
		Income on	Income on
Derivatives not Designated as Hedging Instruments		Derivative Amount	Derivative Amount

Foreign currency contracts	Other income	$(5,789)	$(5,360)

Marketable Securities.  As of September 30, 2009 and December 31, 2008, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $511. The cumulative unrealized holding gain in this investment as of September 30, 2009 was $1,419. There were no cumulative unrealized holding gains or losses in this investment as of December 31, 2008.

Investments in Debt Securities.  Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. The Company classifies auction rate securities as available-for-sale at the time of purchase. Temporary gains or losses are included in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. Other-than-temporary credit losses are included in Gain (loss) on investments in the Condensed Consolidated Statements of Operations. Non-credit related other-than-temporary losses are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, as the Company has no intent to sell the securities and believes that it is more likely than not that it will not be required to sell the securities prior to recovery.

As of September 30, 2009 and December 31, 2008, the par value of the Company’s investments in debt securities was $377,175 and $417,075, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

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

Excluding the municipal bond discussed below, as of September 30, 2009, there were cumulative unrealized holding losses of $36,961 recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets associated with investments in debt securities with a par value of $323,875, which were classified as available for sale. All of these investments in debt securities have been in continuous unrealized

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss positions for greater than twelve months. As of September 30, 2009 the Company believed the decline associated with the underlying securities was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

The Company adopted as of April 1, 2009 a new FASB statement that provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. During the fourth quarter of 2008, the Company recognized unrealized losses of $6,832 in other income (expense) for a municipal bond with a par value of $15,000 for which the holding losses were determined to be other-than-temporary. The Company determined that $1,042 (or $646 net-of-tax) of this previously recognized loss was non-credit related. Upon the adoption of this statement, the Company was required to reclassify this non-credit related loss from retained earnings to accumulated other comprehensive income (loss). As of September 30, 2009, there were cumulative unrealized holding gains of $863 associated with this security recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets. For the three and nine months ended September 30, 2009, no other-than-temporary impairment losses associated with available for sale investments in debt securities were recognized.

During the second quarter of 2009, the Company sold certain auction rate securities associated with student loans with a par value of $20,350 for $18,923 to the issuer and realized a loss of $1,427 in the Condensed Consolidated Statement of Operations. During the fourth quarter of 2009, the Company received and accepted offers from two separate issuers of certain auction rate securities associated with student loans that were outstanding at September 30, 2009 with par values totaling $60,900 for $56,712. The estimated fair market value of these auction rate securities at September 30, 2009 was $52,320. The unrealized loss of $8,580 was recorded in accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheet at September 30, 2009 as the Company had no intent to sell and believed it was more likely than not that it would not be required to sell the security prior to recovery. During the fourth quarter of 2009 a realized loss of $4,188 will be recorded in the Condensed Consolidated Statement of Operations. The Company has not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statement of Operations.

During the fourth quarter of 2008, the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell at par value certain auction rate securities outstanding at September 30, 2009 with a par value of $38,300 to UBS during the period from June 30, 2010 to July 2, 2012 (the “right”). The Company has elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in other income (expense) in the Condensed Consolidated Statement of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of September 30, 2009 and December 31, 2008, the fair value of the right to sell the auction rate securities to UBS at par was $3,611 and $4,024, respectively. With respect to this right, during the third quarter and first nine months of 2009, the Company recognized an unrealized gain of $44 and an unrealized loss of $413, respectively, in other income (expense) in the accompanying Condensed Consolidated Statement of Operations.

In addition, during the fourth quarter of 2008, the Company reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of September 30, 2009 and December 31, 2008, the fair value of the investments in debt securities classified as trading was $34,671 and $36,007, respectively. During the third quarter and first nine months of 2009, the Company recognized unrealized gains related to these securities of $477 and $1,014, respectively, in other income (expense) in the accompanying Condensed Consolidated Statement of Operations.

As of September 30, 2009, the Company has classified $39,624 of auction rate securities as current assets and $292,034 as long-term assets.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at 9/30/2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	9/30/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$463,942	$463,942	$—	$—
U.S. government securities	4,893	4,893	—	—
Marketable securities	1,930	1,930	—	—
Investments in debt securities	331,658	—	—	331,658
Right to sell debt securities	3,611	—	—	3,611

Total assets	$806,034	$470,765	$—	$335,269

		Fair Value Measurements at 12/31/2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$833,653	$833,653	$—	$—
Marketable securities	511	511	—	—
Investments in debt securities	360,289	—	2,400	357,889
Right to sell debt securities	4,024	—	—	4,024

Total assets	$1,198,477	$834,164	$2,400	$361,913

Liabilities:
Forward foreign exchange contracts	$2,582	$—	$2,582	$—

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of the valuation date.

The fair value of investments in debt securities within the Level 2 classification is at par based on public call notices from the issuer of the security.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. As of September 30, 2009, the Company assumed a weighted average discount rate of approximately 4.5% and an expected term of approximately three to five years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near-risk free to risk free assets. The expected term is based on the Company’s estimate of future liquidity as of September 30, 2009. Transfers out of Level 3 classification occur only when public call notices have been announced by the issuer prior to the date of the valuation.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2009	2008

Beginning balance, January 1	$361,913	$—
Total gains or losses (realized/unrealized)
Included in earnings	(823)	—
Included in other comprehensive income (loss)	(4,300)	(28,418)
Settlements	(8,000)	(154,950)
Transfers in and/or out of Level 3	1,700	724,725

Ending balance, March 31	$350,490	$541,357

Total gains or losses (realized/unrealized)
Included in earnings	(524)	—
Included in other comprehensive income (loss)	13,781	(5,648)
Settlements	(25,650)	(151,425)
Transfers in and/or out of Level 3	700	31,675

Ending balance, June 30	$338,797	$415,959

Total gains or losses (realized/unrealized)
Included in earnings	521	—
Included in other comprehensive income (loss)	2,201	11,476
Settlements	(6,250)	(11,700)
Transfers in and/or out of Level 3	—	—

Ending balance, September 30	$335,269	$415,735

5.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2009	2008

Raw materials	$83,550	$82,273
Work-in-process	29,005	62,836
Finished goods (including $6,187 and $7,385 of sample inventory, respectively)	150,982	176,582

	263,537	321,691
Inventory valuation allowance	(55,887)	(63,388)

Total inventories	$207,650	$258,303

6.	Property, Plant and Equipment

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.	Acquisitions, Dispositions, Co-Promotions and Alliances

On December 29, 2008, the Company completed its acquisition of Alpharma Inc. (“Alpharma”). Alpharma had a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) 1.3% and a pipeline of new pain medicines led by Embedatm. Alpharma is also a provider of medicated feed additives and water-soluble therapeutics used primarily for poultry, cattle and swine. The Company paid a cash price of $37.00 per share for the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights of Alpharma, totaling approximately $1,527,354, $61,120 associated with Alpharma employee stock-based awards (which were paid in the first quarter of 2009), and incurred $30,430 of expenses related to the transaction, resulting in a total purchase price of $1,618,904. Contemporaneously with the acquisition of Alpharma and in accordance with a consent order with the U.S. Federal Trade Commission (the “FTC”), the Company divested Alpharma’s Kadian® assets to Actavis Elizabeth, L.L.C. (“Actavis LLC”).

Management believes the Company’s acquisition of Alpharma is particularly significant because it strengthens King’s portfolio and development pipeline of pain management products and increases its capabilities and expertise in this market. The development pipeline provides the Company with both near-term and long-term revenue opportunities and Alpharma’s animal health business further diversifies King’s revenue base. As a result, management believes the acquisition of Alpharma improves the Company’s foundation for sustainable, long-term growth.

The accompanying Condensed Consolidated Statement of Operations for the three- and nine-months ended September 30, 2008 do not include any activity for Alpharma because the Company acquired Alpharma in the fourth quarter of 2008.

The allocation of the initial purchase price and acquisition costs is as follows:

Valuation

Current assets	$915,296
Current deferred income taxes	31,589
Property, plant and equipment	157,649
Intangible assets, net	300,000
Goodwill	323,858
In-process research and development	590,000
Other long-term assets	26,679
Current liabilities	(268,636)
Convertible debentures	(385,227)
Long-term deferred income taxes	(22,005)
Other long-term liabilities	(50,299)

Total purchase price	$1,618,904

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation of the intangible assets acquired is as follows:

		Weighted Average
	Valuation	Amortization Period

Flector® Patch	$130,000	11 years
Animal Health intangibles	170,000	19 years

Total	$300,000

None of the goodwill is expected to be deductible for tax purposes. The goodwill has been allocated to the Company’s segments as follows:

Branded prescription pharmaceuticals	$235,561
Animal Health	88,297

Total	$323,858

The above allocation of the purchase price is not yet finalized as the acquisition was completed close to the end of 2008 and management is continuing its initial estimate of the valuation of certain assets and liabilities. The most significant valuation estimates that remain open as of September 30, 2009 are related to certain tax assets and liabilities, fixed assets, and a lease liability.

The acquisition was financed with available cash on hand, borrowings under the Revolving Credit Facility of $425,000 and borrowings under the Term Facility of $200,000. For additional information on the borrowings, please see Note 9.

As indicated above, $590,000 of the purchase price for Alpharma was allocated to acquired in-process research and development for the Embedatm, Oxycodone NT and Hydrocodone NT projects in the amounts of $410,000, $90,000 and $90,000, respectively. The value of the acquired in-process research and development projects was expensed on the date of acquisition, as they had not received regulatory approval at the time of the acquisition and had no alternative future use. The projects were valued through the application of probability-weighted, discounted cash flow approach. The estimated cash flows were projected over periods of 10 to 14 years utilizing a discount rate of 25% to 30%.

In August 2009, the U.S. Food and Drug Administration (“FDA”) approved Embedatm (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time.

Oxycodone NT and Hydrocodone NT are long-acting opioids for the treatment of moderate to severe chronic pain that are in the early stages of clinical development. These products are designed to resist certain common methods of misuse and abuse associated with currently available oxycodone and hydrocodone opioids. If the clinical development program is successful, the Company would not expect to commercialize Oxycodone NT any sooner than 2012 and Hydrocodone NT any sooner than 2015. The estimated cost to complete the development of Oxycodone NT and Hydrocodone NT is approximately $35,000 each. The Company believes there is a reasonable probability of completing these projects successfully, but the success of the projects depends on the outcome of the clinical development programs and approval by the FDA.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following unaudited pro forma summary presents the financial information as if the acquisition of Alpharma had occurred January 1, 2008 for the three and nine months ended September 30, 2008. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of the Company’s financial results had the acquisition been made on January 1, 2008, nor are they indicative of future results. The pro forma results for the nine months ended September 30, 2008 do not include the $590,000 in-process research and development expense noted above.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Total revenues	$513,001	$1,581,042
Income from continuing operations	$58,521	$62,442
Net income	$58,521	$266,131
Basic net income per common share	$0.24	$1.09
Diluted net income per common share	$0.24	$1.09

In connection with the acquisition of Alpharma, the Company and Alpharma executed a consent order (the “Consent Order”) with the FTC. The Consent Order required the Company to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis LLC. In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, the Company divested the Kadian® product to Actavis LLC. Actavis LLC is entitled to sell Kadian® as a branded or generic product. Prior to the divestiture, Actavis LLC supplied Kadian® to Alpharma.

Actavis LLC will pay a purchase price of up to an aggregate of $127,500 in cash based on the achievement of certain Kadian® quarterly gross profit-related milestones for the period beginning January 1, 2009 and ending June 30, 2010. The maximum purchase price payment associated with each calendar quarter is as follows:

Maximum
Purchase
Price Payment

First Quarter 2009	$30,000
Second Quarter 2009	$25,000
Third Quarter 2009	$25,000
Fourth Quarter 2009	$20,000
First Quarter 2010	$20,000
Second Quarter 2010	$7,500

None of the quarterly payments above, when combined with all prior payments made by Actavis LLC, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis LLC due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis LLC will not exceed the lesser of (a) $127,500 and (b) the gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period from January 1, 2009 through June 30, 2010. The Company recorded a receivable of $115,000 at the time of the divestiture, reflecting the present value of the estimated future purchase price payments from Actavis LLC. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments will be received one quarter in arrears. During the third quarter of 2009 the Company received $25,000 from Actavis LLC related to the second quarter of 2009 gross profit from sales. During the first nine months of 2009 the Company received $59,800 from Actavis LLC, $55,000 related to gross profit from sales during the first and second quarters of 2009 and $4,800 related to inventory sold to Actavis LLC at the time of the divestiture.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets and Goodwill

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount and accumulated amortization is as follows:

	September 30, 2009		December 31, 2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Branded prescription pharmaceuticals	$1,252,300	$727,881	$1,252,300	$627,233
Animal Health	170,000	7,167	170,000	—
Meridian Auto-Injector	182,587	47,480	179,879	41,281
Royalties	3,731	3,501	3,731	3,177

Total intangible assets	$1,608,618	$786,029	$1,605,910	$671,691

Amortization expense for the three months ended September 30, 2009 and 2008 was $38,011 and $20,240, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was $114,338 and $92,211, respectively.

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two Skelaxin® patents. In June 2009, the Court entered judgment against the Company. The Company has appealed, and intends to vigorously defend its interests. The entry of the order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly. The Company believes that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the order described above, the Company reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. If the Company’s current estimates regarding future cash flows adversely change, the Company may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of September 30, 2009, the net intangible assets associated with Skelaxin® totaled approximately $56,856. For additional information regarding Skelaxin® litigation, please see Note 10.

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, the Company lowered its future sales forecast for this product. As of September 30, 2009, the net intangible assets associated with Cytomel® totaled approximately $10,607. The Company believes that the intangible assets associated with Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

As a result of a decline in end-user demand for Synercid®, the Company lowered its future sales forecast for this product, which decreased the estimated undiscounted future cash flows associated with the Synercid® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $38,064 during the second quarter of 2008 to adjust the carrying value of the Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Synercid® based on its estimated discounted future cash flows. Synercid® is included in the Company’s branded pharmaceutical segment. If the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off an additional portion of the intangible assets. As of September 30, 2009, the net intangible assets associated with Synercid® totaled approximately $24,555.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill at September 30, 2009 and December 31, 2008 is as follows:

		Animal
	Branded	Health	Meridian
	Segment	Segment	Segment	Total

Goodwill at December 31, 2008	$258,092	$84,046	$108,410	$450,548
Adjustment to Alpharma acquisition	(1,791)	4,251	—	2,460

Goodwill at September 30, 2009	$256,301	$88,297	$108,410	$453,008

The adjustment to goodwill is due to management’s continuing initial estimation of the valuation of certain assets and liabilities related to the Alpharma acquisition. During the third quarter of 2009, the Company recorded a reserve of $42,500 related to an agreement in principle with the U.S. Department of Justice (“DOJ”) as an adjustment to goodwill associated with the purchase of Alpharma. Evaluation of the DOJ investigation and therefore the allocation period associated with this preacquisition contingency continued into the third quarter of 2009. For additional information regarding the DOJ investigation, please see Note 10.

During the first quarter of 2009, the Company recorded an additional deferred tax asset of $28,856 as an adjustment to goodwill associated with the purchase of Alpharma, for which management obtained additional information about the status of these assets as of the acquisition date.

9.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008

Convertible senior notes	$327,713	$314,416
Senior secured revolving credit facility	272,231	425,000
Senior secured term facility	28,409	192,042
Alpharma convertible senior notes	—	385,227

Total long-term debt	628,353	1,316,685
Less current portion	122,449	439,047

Long-term portion	$505,904	$877,638

Convertible Senior Notes

Effective January 1, 2009, the Company adopted the new FASB statement that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. This statement requires retrospective application to all periods presented.

The separate components of debt and equity of the Company’s Convertible Senior Notes were determined using an interest rate of 7.13%, which reflects the nonconvertible debt borrowing rate of the Company at the date of issuance. As a result, the initial components of debt and equity were $271,267 and $128,733, respectively. The debt component is being amortized retrospectively beginning April 1, 2006 through March 31, 2013.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the changes in the Company’s previously reported results due to the adoption of this FASB statement:

Condensed Consolidated Statement of Operations
Three months ended September 30, 2008

		As Reported
	As Currently	Prior to	Effect of
	Reported	Adoption	Change

Depreciation and amortization	$29,894	$29,695	$199
Total operating costs and expenses	265,645	265,446	199
Operating income	122,800	122,999	(199)
Interest expense	(5,300)	(1,828)	(3,472)
Total other income	1,786	5,258	(3,472)
Income before income taxes	124,586	128,257	(3,671)
Income tax expense	42,114	43,507	(1,393)

Net income	$82,472	$84,750	$(2,278)

Income per common share:
Basic net income per common share	$0.34	$0.35	$(0.01)

Diluted net income per common share	$0.34	$0.34	$(0.00)

Total comprehensive income	$88,905	$91,183	$(2,278)

Condensed Consolidated Statement of Operations
Nine months ended September 30, 2008

		As Reported
	As Currently	Prior to	Effect of
	Reported	Adoption	Change

Depreciation and amortization	$121,749	$121,198	$551
Total operating costs and expenses	915,593	915,042	551
Operating income	301,736	302,287	(551)
Interest expense	(15,571)	(5,470)	(10,101)
Total other income	13,578	23,679	(10,101)
Income before income taxes	315,314	325,966	(10,652)
Income tax expense	106,525	110,562	(4,037)

Net income	$208,789	$215,404	$(6,615)

Income per common share:
Basic net income per common share	$0.86	$0.88	$(0.02)

Diluted net income per common share	$0.85	$0.88	$(0.03)

Total comprehensive income	$193,874	$200,489	$(6,615)

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidated Balance Sheet
As of December 31, 2008

		As Reported
	As Currently	Prior to	Effect of
	Reported	Adoption	Change

Property, plant and equipment, net	$417,259	$409,821	$7,438
Deferred income tax assets	267,749	303,722	(35,973)
Other assets	122,826	124,774	(1,948)
Total assets	4,227,213	4,257,696	(30,483)
Long-term debt	877,638	963,222	(85,584)
Total liabilities	1,994,781	2,080,365	(85,584)
Retained earnings	871,021	892,297	(21,276)
Shareholders’ equity	2,232,432	2,177,331	55,101
Total liabilities and shareholders’ equity	4,227,213	4,257,696	(30,483)

The Company’s previously reported results as of December 31, 2007 reflect a change of $76,377 in Shareholders’ equity and a change of $(12,303) in Retained earnings.

A summary of the gross carrying amount, unamortized debt cost and the net carrying value of the liability component of the Convertible Senior Notes are as follows:

	September 30, 2009	December 31, 2008

Gross carrying amount	$400,000	$400,000
Unamortized debt discount	72,287	85,584

Net carrying amount	$327,713	$314,416

During the first quarter of 2009, Alpharma and its U.S. subsidiaries became guarantors of the Convertible Senior Notes.

The fair value of the Company’s Convertible Senior Notes at September 30, 2009 and December 31, 2008 was approximately $344,000 and $293,000, respectively, using quoted market prices.

Senior Secured Revolving Credit Facility

During the three and nine months ended September 30, 2009, the Company made payments of $18,584 and $152,769, respectively, on the Revolving Credit Facility, $91,322 in excess of that required by the terms of the Revolving Credit Facility during the nine months ended September 30, 2009.

The availability for borrowing under the Revolving Credit Facility was reduced to $336,511 as of September 30, 2009. The remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $61,315 after giving effect to outstanding letters of credit totaling $2,965.

In connection with the borrowings, the Company incurred approximately $22,219 of deferred financing costs that are being amortized ratably through the maturity date.

The fair value of the Revolving Credit Facility approximates its carrying value. Changes in interest rates are reflected in earnings and cash flow from operations.

Senior Secured Term Facility

During the three and nine months ended September 30, 2009, the Company made payments of $105,489 and $171,305, respectively, on the Term Facility, $97,611 and $131,515, respectively, in excess of that required by the repayment schedule and the provisions related to mandatory prepayments under the Senior Secured Term Facility.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the borrowings, the Company incurred approximately $8,738 of deferred financing costs that were amortized ratably from the date of the borrowing based on the Company’s repayments.

The fair value of the Term Facility approximates its carrying value. Changes in interest rates are reflected in earnings and cash flow from operations.

In October 2009, the Company paid the outstanding balance of the Term Facility, of $28,695, completing its repayment obligations under the facility.

Alpharma Convertible Senior Notes

At the time of the acquisition of Alpharma by the Company, Alpharma had $300,000 of Convertible Senior Notes outstanding (“Alpharma Notes”). The Alpharma Notes were convertible into shares of Alpharma’s Class A common stock at an initial conversion rate of 30.6725 Alpharma common shares per $1,000 principal amount. The conversion rate of the Alpharma Notes was subject to adjustment upon the direct or indirect sale of all or substantially all of Alpharma’s assets or more than 50% of the outstanding shares of the Alpharma common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Alpharma Notes included a make-whole provision that adjusted the conversion rate by a predetermined number of additional shares of Alpharma’s common stock based on (1) the effective date of the Fundamental Change and (2) Alpharma’s common stock market price as of the effective date. The acquisition of Alpharma by the Company was a Fundamental Change. As a result, any Alpharma Notes converted in connection with the acquisition of Alpharma were entitled to be converted at an increased rate equal to the value of 34.7053 Alpharma common shares, at the acquisition price of $37 per share, per $1,000 principal amount of Alpharma Notes, at a date no later than 35 trading days after the occurrence of the Fundamental Change. During the first quarter of 2009, the Company paid $385,227 to redeem the Alpharma Notes.

10.	Commitments and Contingencies

Intellectual Property Matters

Altace®

Lupin Ltd. (“Lupin”) filed an Abbreviated New Drug Application (“ANDA”) with the FDA seeking permission to market a generic version of Altace®. In addition to its ANDA, Lupin filed a Paragraph IV certification challenging the validity and infringement of U.S. Patent No. 5,061,722 (the “ ‘722 patent”), a composition of matter patent covering Altace®, and seeking to market its generic version of Altace® before expiration of the ‘722 patent. The companies litigated the matter, and the court ultimately invalidated the Company’s ‘722 patent. On June 9, 2008, Lupin received approval from the FDA to market its generic ramipril product.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1984 and other information. Arrow and Cobalt are affiliates of one another. The Company is cooperating with the FTC in this investigation.

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“Core”) and Mutual Pharmaceutical Co., Inc. (“Mutual”) each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ‘128 patent”) and 6,683,102 (the “ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and Core each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ’102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against Core on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania, concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the Core case. In January 2008, the Company entered into an agreement with Core providing it with, among other things, the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and Core submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered an order dismissing the case without prejudice.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court from January 10, 2005 to April 30, 2007, and the stay expired in early August 2009. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On January 20, 2009, the Court issued an order ruling invalid the ‘128 and ‘102 patents. The order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The order also allowed Eon Labs to pursue its claim for exceptional case, and on March 31, 2009, Eon Labs filed its motion for this purpose, which was opposed by the Company and Elan Pharmaceuticals, Inc. (“Elan”). Eon Labs has replied and the motion remains pending before the Court. On May 20, 2009, Eon Labs asked for entry of final judgment, and on June 4, 2009, the Court granted this request. On July 1, 2009, the Company filed a notice of appeal of the Court’s entry of judgment and on July 2, 2009, Elan did the same. The appeals were docketed by the Federal Circuit on July 10, 2009. In late July 2009, the companies moved to dismiss the appeals for lack of jurisdiction. On September 30, 2009, the Federal Circuit denied the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

motions to dismiss. The Company and Elan have until November 2009 to file opening appeal briefs. The Company intends to vigorously defend its interests.

On December 5, 2008, the Company, along with co-plaintiff Pharmaceutical IP Holding, Inc. (“PIH”) initiated suit in the U.S. District Court of New Jersey against Sandoz, Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,122,566 (the “ ‘566 patent”). The ‘566 patent is a method-of-use patent relating to Skelaxin® listed in the FDA’s Orange Book; it expires on February 6, 2026. The ‘566 patent is owned by PIH and licensed to the Company. The Company and PIH sued Sandoz, alleging that Eon Labs’ submission of its ANDA seeking approval to sell a generic version of a 800 mg Skelaxin® tablet prior to the expiration of the ‘566 patent constitutes infringement of the patent. Sandoz, which acquired Eon Labs, is the named owner of Eon Labs’ ANDA and filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘566 patent. On January 13, 2009, Sandoz answered the complaint and filed counterclaims of invalidity and non-infringement. The Company filed a reply on February 5, 2009. The parties are currently conducting fact discovery.

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

Net sales of Skelaxin® were $446,243 in 2008 and $102,080 and $304,857, respectively, in the three and nine months ended September 30, 2009. As of September 30, 2009, the Company had net intangible assets related to Skelaxin® of $56,856. If a generic version of Skelaxin® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. See Note 8 for information regarding the Skelaxin® intangible assets.

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA seeking permission to market a generic version of Avinza®. U.S. Patent No. 6,066,339 (the “ ‘399 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008. Fact discovery is largely complete and the parties continue to await a hearing date for claim construction.

Sandoz filed an ANDA with the FDA seeking permission to market generic versions of Avinzaat the 30 mg and 120 mg dosages and provided the Company with a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent. The Company and EPI filed suit on July 21, 2009 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Sandoz provided the Company with an automatic stay of FDA approval of Sandoz’s ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than June 11, 2009. Sandoz subsequently sent the Company and EPI a second Paragraph IV certification adding the 45 mg, 60 mg, 75 mg and 90 mg dosages. The Company and EPI initiated another suit against Sandoz in New Jersey on September 1, 2009. On October 2, 2009, Sandoz answered the complaints and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on October 22, 2009.

The Company intends to vigorously defend its rights under the ‘339 patent. Net sales of Avinza® were $135,452 in 2008 and $30,774 and $98,646, respectively, in the three and nine months ended September 30, 2009. As of September 30, 2009, the Company had net intangible assets related to Avinza® of $216,852. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

Adenoscan®

On February 15, 2008, the Company, along with co-plaintiffs Astellas US LLC and Astellas Pharma US, Inc. (collectively “Astellas”), and Item Development AB (“Item”) initiated suit in the U.S. District Court for the Central District of California against Anazao Health Corp. (“Anazao”), NuView Radiopharmaceuticals, Inc. (“NuView”), Paul J. Crowe (“Crowe”) and Keith Rustvold (“Rustvold”) for the unauthorized sale and attempted sale of generic adenosine to hospitals and outpatient imaging clinics for use in Myocardial Perfusion Imaging procedures for an indication that has not been approved by the FDA. On July 2, 2008, plaintiffs filed a notice of dismissal as to Anazao. The Company and co-plaintiffs have alleged infringement of U.S. Patent Nos. 5,731,296 (the “ ‘296 patent”) and 5,070,877 (the “ ‘877 patent”), which cover a method of using adenosine in Myocardial Perfusion Imaging and which Astellas sells under the tradename Adenoscan®; unfair competition in violation of the California Business and Professions Code, and violations of various other sections of the California Business and Professions Code, concerning the labeling, advertising and dispensing of drugs; and intentional interference with Company and co-plaintiffs’ prospective economic advantage. On June 30, 2008, NuView, Crowe and Rustvold filed an answer raising defenses and counterclaims of non-infringement, invalidity, unenforceability due to inequitable conduct and patent misuse, and unfair competition under California state law. On August 28, 2008, the Company filed a reply. On November 20, 2008, the Company and other plaintiffs amended their complaint to add MTS Health Supplies, Inc., Nabil Saba and Ghassan Salaymeg (collectively, “MTS”) as defendants. On November 21, 2008, defendant NuView amended its answer and counterclaims to allege patent misuse antitrust violations by plaintiffs. On April 10, 2009, a Final Judgment and Injunction on Consent was entered by the Court against NuView, Crowe and Rustvold. On April 13, 2009, the Court entered a Final Judgment and Injunction on Consent against all remaining defendants and terminated the action.

Epi-Pen

On November 11, 2008, the Company was granted U.S. Patent 7,449,012 (the “ ‘012 patent”) covering the next generation autoinjector (“NGA”) for use with epinephrine to be sold under the Epi-Pen brand name. The ‘012 patent expires September 11, 2025. The ‘012 patent was listed in FDA’s Orange Book on July 17, 2009 under the Epi-Pen NDA. On July 21, 2009, the Company received a Paragraph IV certification from Teva Pharmaceutical Industries

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Ltd. (“Teva”) giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and challenging the validity and alleging non-infringement of the ‘012 patent. On August 28, 2009, the Company filed suit against Teva in the U.S. Court for the District of Delaware to defend its rights under the ‘012 patent. On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent.

Embedatm

On November 17, 2008 Alpharma, Inc. filed a declaratory judgment action against Purdue Pharma L.P. (“Purdue”) in the U.S. District Court for the Western District of Virginia, seeking an order declaring that several of Purdue’s patents are invalid and/or would not be infringed by the commercialization of Embedatm. The complaint was served on March 12, 2009, and on April 22, 2009 Purdue filed a motion requesting that the court dismiss the action for lack of subject matter jurisdiction or, alternatively, to transfer the action to the District of Connecticut. On July 9, 2009, the court denied Purdue’s motion to dismiss or transfer. On August 6, 2009, Purdue filed its answer and counterclaims, and filed a motion for an order certifying the court’s July 9 order for immediate appeal. On August 26, 2009, the court denied Purdue’s motion to certify for immediate appeal and issued an order scheduling certain discovery and hearing dates and setting a trial date of July 7, 2010.

Average Wholesale Price Litigation

In August 2004, the Company and Monarch Pharmaceuticals, Inc. (“Monarch”), a wholly-owned subsidiary of the Company, were named as defendants along with 44 other pharmaceutical manufacturers in an action brought by the City of New York (“NYC”) in Federal court in the State of New York. NYC claims that the defendants fraudulently inflated their average wholesale prices (“AWP”) and fraudulently failed to accurately report their “best prices” and their average manufacturer’s prices and failed to pay proper rebates pursuant to federal law. Additional claims allege violations of federal and New York statutes, fraud and unjust enrichment. For the period from 1992 to the present, NYC is requesting money damages, civil penalties, declaratory and injunctive relief, restitution, disgorgement of profits and treble and punitive damages. The U.S. District Court for the District of Massachusetts has been established as the multidistrict litigation court for the case, In re: Pharmaceutical Industry Average Wholesale Pricing Litigation (the “MDL Court”).

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court, except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to New York state court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all NYC and county cases pending in the MDL Court. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases, and these cases were subsequently transferred to Erie County for coordination with the Erie County case. A hearing on these motions to dismiss is scheduled for December 10, 2009. It is not anticipated that any trials involving the Company will be set in any of these cases within the next year.

In January 2005, the State of Alabama filed a lawsuit in Alabama state court against 79 defendants, including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. These defendants appealed their verdicts. On October 16, 2009, the Alabama Supreme Court reversed all of the verdicts against AstraZeneca, Novartis and SmithKline Beecham and rendered judgment in favor of these companies. A trial against Watson in June 2009 resulted in a deadlocked jury. In April 2009, the Court established various trial dates for all defendants. The Company was scheduled for trial in January 2011.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2005, the State of Mississippi filed a lawsuit in Mississippi state court against the Company, Monarch and 84 other defendants, alleging fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs of their products. A motion to dismiss the criminal statute counts and a motion for more definite statement were granted. Mississippi filed an amended complaint dismissing the Company and Monarch from the lawsuit without prejudice. These claims could be refiled.

Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s. The Company filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL Court. The relief sought in all of these cases is similar to the relief sought in the NYC lawsuit. The MDL Court granted in part and denied in part the Company’s motion to dismiss, and the Company has filed its answer. Discovery is proceeding in these cases. The Company intends to defend all of the AWP lawsuits vigorously, but is currently unable to predict the outcome or reasonably estimate the range of potential loss.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 50 multi-plaintiff (approximately 200 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

Department of Justice Investigation

As previously disclosed, Alpharma, acquired by the Company in December 2008, received a subpoena from DOJ in February, 2007 in connection with its investigation of alleged improper sales and marketing practices related to the sale of the pain medicine Kadian®. The Company divested Alpharma’s Kadian® assets to Actavis LLC simultaneously with the closing of the acquisition of Alpharma.

In September 2009, the Company reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would, if completed, resolve this investigation. The Company recorded a reserve of $42,500 in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma. Final agreement is subject to the execution of a definitive settlement agreement approved by King’s Board of Directors and the DOJ.

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

In addition to the potential for personal injury damages to the approximately 155 plaintiffs, the plaintiffs are asking for punitive damages and requesting that Alpharma be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by three plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division entered a jury verdict in favor of Alpharma. The plaintiffs appealed the verdict, challenging certain pretrial expert rulings; however, in May 2008, the Supreme Court of Arkansas denied plaintiffs’ challenges. In its ruling, the Supreme Court of Arkansas also overturned the trial court’s grant of summary judgment that had the effect of dismissing certain poultry company co-defendants from the case. The case was tried against the poultry company co-defendants in April and May 2009, resulting in a defense verdict. In July 2009, the plaintiffs filed a notice of appeal of that verdict. It is expected that the appeal of the case will be heard in 2010. No additional cases have been set for trial. Subsequent cases may be tried against both the poultry companies and Alpharma together.

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $19,600 in 2008, and approximately $6,053 and $16,086, respectively, in the three and nine months ended September 30, 2009.

AWP Litigation

Alpharma, and in certain instances one of its subsidiaries, are defendants in connection with various elements of the litigation described above under the heading “Average Wholesale Price Litigation”, primarily related to sale of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kadian® capsules. At present, Alpharma is involved in proceedings in the following states: Alaska, Florida, Illinois, Iowa, New York, and South Carolina. The Mississippi and Texas cases against Alpharma were dismissed without prejudice.

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

In May 2008, the FASB issued a statement that requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. Please see Note 9 for a discussion of the adoption of and the additional disclosures required by the FASB.

During the first quarter of 2009, the FASB required additional disclosures for derivative instruments and hedging activities. Please see Note 4 for these additional disclosures.

Effective January 1, 2009, the FASB issued an amendment to the accounting and disclosure requirements in the event of a business combination. This amendment addresses how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. This amendment also requires an acquirer to recognize and measure in-process research and development projects as intangible assets at fair value on the acquisition date. They also set forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. This amendment will be applied by the Company to business combinations occurring on or after January 1, 2009.

In December 2008, the FASB required enhanced disclosures about an employer’s plan assets in a defined benefit pension plan or other postretirement plan. The required disclosures include a discussion on the inputs and valuation techniques used to develop fair value measurements of plan assets. In addition, the fair value of each major category of plan assets is required to be disclosed separately for pension plans and other postretirement benefit plans. This statement is effective for fiscal years ending after December 15, 2009. The Company does not anticipate this will have a material effect on its financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB required disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This is effective for interim periods ending after June 15, 2009. Please see Note 4 and Note 9 for these additional disclosures.

In April 2009, the FASB provided additional guidance for determining fair value when the volume of activity for an asset or liability has significantly decreased or price quotations or observable inputs are not associated with orderly transactions. This guidance is effective for interim periods ending after June 15, 2009. The Company adopted this guidance on April 1, 2009, and the adoption did not have a material effect on our financial statements.

In March 2009, the FASB issued a statement that provided guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This statement is effective for interim periods ending after June 15, 2009. The Company adopted this statement on April 1, 2009. Please see Note 4 for information regarding the adoption of this statement.

In May 2009, the FASB established the general standards of accounting for and disclosure of subsequent events. In addition, this statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Company initially adopted this standard for the quarterly period ending June 30, 2009. The adoption did not have a material impact on our financial statements. Please see Note 1 for information regarding the adoption of this standard.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not anticipate the adoption of this amendment will have a material effect on its financial statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company does not anticipate the adoption of this amendment will have a material effect on its financial statements.

In June 2009, the FASB Accounting Standards Codification (“Codification”) was issued. The Codification will become the single source for all authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and it will not have a material effect on the Company’s financial statements.

12.	Income Taxes

During the three months and nine months ended September, 30, 2009, the Company’s effective income tax rate was 37.5% and 41.2%, respectively. These rates were higher than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

During each the three months and nine months ended September 30, 2008, the Company’s effective income tax rate from continuing operations was 33.8%. This rate varied from the statutory rate of 35% in 2008 primarily due to

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

13.	Segment Information

The Company’s business is classified into six reportable segments: branded prescription pharmaceuticals, Animal Health, Meridian Auto-Injector, royalties, contract manufacturing and all other. The branded prescription pharmaceuticals segment includes a variety of branded prescription products that are separately categorized into neuroscience, hospital and legacy products. These branded prescription products are aggregated because of their similarity in regulatory environment, manufacturing processes, methods of distribution and types of customer. The animal health business is a global leader in the development, registration, manufacture and marketing of medicated feed additives and water soluble therapeutics primarily for poultry, cattle and swine. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues in the Meridian Auto-Injector segment are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Royalties include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments. The contract manufacturing segment consists primarily of pharmaceutical manufacturing services provided to the Company’s branded prescription pharmaceutical segment.

The Company primarily evaluates its segments based on segment profit. Reportable segments are separately identified based on revenues, segment profit (excluding depreciation, amortization and impairments) and total assets. Revenues among the segments are presented in the individual segments and removed through eliminations in the information below. Substantially all of the eliminations relate to sales from the contract manufacturing segment to the branded prescription pharmaceuticals segment.

The following represents selected information for the Company’s reportable segments for the periods indicated. Note that for the three months and nine months ended September 30, 2008, the tables for revenues and segment profit below do not include revenues and segment profit for the animal health segment, or for the Flector® Patch product within the branded prescription pharmaceuticals segment, since these are part of Alpharma, a company that King acquired at the end of December 2008.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenues:
Branded prescription pharmaceuticals	$283,414	$301,879	$836,228	$986,966
Animal Health	95,843	—	258,502	—
Meridian Auto-Injector	71,841	67,515	200,539	165,687
Royalties	11,932	18,456	41,399	61,257
Contract manufacturing	122,753	109,874	440,655	363,210
All other	(49)	(63)	(101)	2,345
Eliminations	(122,385)	(109,216)	(439,828)	(362,136)

Consolidated total net revenues	$463,349	$388,445	$1,337,394	$1,217,329

Segment profit:
Branded prescription pharmaceuticals(1)	$204,063	$227,701	$620,059	$761,710
Animal Health(1)	42,471	—	88,028	—
Meridian Auto-Injector	43,336	42,810	122,719	103,868
Royalties	10,452	16,175	36,294	53,772
Contract manufacturing	229	359	567	537
All other	1	(65)	(102)	2,331
Other operating costs and expenses	(213,384)	(164,180)	(683,476)	(620,482)
Other income	(19,144)	1,786	(65,559)	13,578

Income before tax	$68,024	$124,586	$118,530	$315,314

(1)	The segment profit for branded prescription pharmaceuticals for the three months ended September 30, 2009 includes a charge of $2,566 related to the mark up of inventory upon acquisition of Alpharma. The segment profit for branded prescription pharmaceuticals and Animal Health for the nine months ended September 30, 2009 includes charges of $6,022 and $34,128, respectively. For additional information, please see Note 7.

The following represents branded prescription pharmaceutical revenues by the Company’s target markets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Total revenues:
Neuroscience	$185,908	$150,084	$513,862	$466,377
Hospital	46,350	70,084	151,007	207,987
Legacy:
Cardiovascular/metabolic	35,507	63,441	113,293	251,623
Other	15,649	18,270	58,066	60,979

Consolidated branded pharmaceutical revenues	$283,414	$301,879	$836,228	$986,966

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Restructuring Activities

First Quarter of 2009 Action

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents relating to the Company’s product Skelaxin®. In June 2009, the Court entered judgment against the Company. The Company has appealed the judgment and intends to vigorously defend its interests. The entry of the order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly. For additional information regarding Skelaxin® litigation, please see Note 10.

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

The Company incurred restructuring charges of approximately $50,000 during the nine months of 2009 related to severance pay and other employee termination expenses. Almost all of the restructuring charges are cash expenditures and were substantially paid in the second quarter of 2009. The remaining severance pay and other employee termination costs are expected to be fully paid by the third quarter of 2010.

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

The Company has estimated total costs of $69,265 associated with this restructuring plan, $62,718 of which has been included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of 250 employees. The restructuring plan also includes contract termination costs of $14,328 and other exit costs of $181 as a result of the acquisition. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the types of costs accrued and incurred are summarized below:

	Accrued					Accrued
	Balance at	Income				Balance at
	December 31,	Statement	Alpharma	Cash	Non-Cash	September 30,
	2008	Impact	Acquisition	Payments	Costs	2009

Third quarter of 2009 action
Employee separation payments	$—	$1,026	$—	$—	$—	$1,026
First quarter of 2009 action
Employee separation payments	—	48,563	—	44,557	3,187	819
Contract termination	—	575	—	575	—	—
Other	—	459	—	459	—	—
Accelerated depreciation(1)	—	485	—	—	485	—
Fourth quarter of 2008 action
Employee separation payments	49,437	1,000	4,015	34,612	(793)	20,633
Contract termination	16,801	(3)	(2,471)	6,472	(635)	8,490
Other	182	(1)	—	(1)	—	182
Accelerated depreciation(1)	—	196	—	—	196	—
Third quarter of 2008 action
Employee separation payments	9	—	—	9	—	—
Third quarter of 2007 action
Employee separation payments	103	(103)	—	—	—	—
Contract termination	—	4	—	4	—	—
Third quarter of 2006 action
Employee separation payments	2,462	(342)	—	843	30	1,247
Accelerated depreciation(1)	—	582	—	—	582	—
Fourth quarter of 2005 action
Employee separation payments	8	—	—	8	—	—

	$69,002	$52,441	$1,544	$87,538	$3,052	$32,397

(1)	Included in depreciation and amortization on the Consolidated Statements of Operations.

The restructuring charges in 2009 primarily relate to the branded prescription pharmaceutical segment. The accrued employee separation payments as of September 30, 2009 are expected to be paid by the end of 2011.

15.	Stock-Based Compensation

During the third quarter of 2009, the Company granted to certain employees pursuant to its Incentive Plan 65,000 RSAs and 15,600 RSUs.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses a measurement date of December 31, 2008 for its pension plans and other postretirement plans. The net periodic benefit costs for the Company’s pension plans and other postretirement plans are, as follows:

	Three Months Ended
	September 30, 2009		Nine Months Ended September 30, 2009
	Pension	Postretirement	Pension	Postretirement
	Benefits	Benefits	Benefits	Benefits

Service Cost	$—	$21	$—	$63
Interest Cost	758	101	2,274	303
Expected return on plan assets	(707)	—	(2,121)	—
Recognized net actuarial loss	24	53	72	159

Net periodic benefit cost	$75	$175	$225	$525

17.	Change in Estimate

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

Each of the Company’s U.S. subsidiaries guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the Convertible Senior Notes (such subsidiaries the “Guarantor Subsidiaries”).

There are no restrictions under the Company’s current financing arrangements on the ability of the Guarantor Subsidiaries to distribute funds to the Company in the form of cash dividends, loans or advances. The following combined financial data provides information regarding the financial position, results of operations and cash flows of the Guarantor Subsidiaries for the $400,000 aggregate principal amount of the Convertible Senior Notes (condensed consolidating financial data). Separate financial statements and other disclosures concerning the Guarantor Subsidiaries are not presented because management has determined that such information would not be material to the holders of the debt.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2009					December 31, 2008
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$193,412	$46,752	$239,804	$—	$479,968	$401,657	$52	$538,503	$—	$940,212
Investments in debt securities	39,624	—	—	—	39,624	6,441	—	—	—	6,441
Marketable securities	1,930	—	—	—	1,930	511	—	—	—	511
Accounts receivable, net	2,975	187,862	36,193	—	227,030	61	140,502	104,507	—	245,070
Inventories	83,627	94,037	31,393	(1,407)	207,650	59,279	26,406	172,618	—	258,303
Deferred income tax assets	36,744	63,352	481	—	100,577	36,041	26,146	27,326	—	89,513
Income taxes receivable	15,008	(2,431)	(526)	—	12,051	—	—	—	—	—
Prepaid expenses and other current assets	20,411	77,270	1,693	—	99,374	14,090	8,283	106,841	—	129,214

Total current assets	393,731	466,842	309,038	(1,407)	1,168,204	518,080	201,389	949,795	—	1,669,264

Property, plant and equipment, net	148,344	243,205	9,613	—	401,162	140,314	115,996	160,949	—	417,259
Intangible assets, net	—	787,512	35,077	—	822,589	—	633,300	300,919	—	934,219
Goodwill	—	453,008	—	—	453,008	—	129,150	321,398	—	450,548
Deferred income tax assets	(29,147)	281,306	(2,142)	—	250,017	(18,117)	340,764	(54,898)	—	267,749
Investments in debt securities	292,034	—	—	—	292,034	353,848	—	—	—	353,848
Other assets	50,144	24,916	319	—	75,379	72,442	23,704	26,680	—	122,826
Assets held for sale	—	7,900	—	—	7,900	—	11,500	—	—	11,500
Investments in subsidiaries	3,019,105	941,129	(68)	(3,960,166)	—	2,896,242	—	—	(2,896,242)	—

Total assets	$3,874,211	$3,205,818	$351,837	$(3,961,573)	$3,470,293	$3,962,809	$1,455,803	$1,704,843	$(2,896,242)	$4,227,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,133	$54,805	$2,173	—	$87,111	$61,255	$20,107	$59,546	$—	$140,908
Accrued expenses	27,355	271,967	10,640	—	309,962	32,456	165,460	213,572	—	411,488
Income taxes payable	—	—	—	—	—	1,288	169	8,991	—	10,448
Short-term debt	—	—	4,101	—	4,101	—	—	5,230	—	5,230
Current portion of long-term debt	122,449	—	—	—	122,449	53,820	—	385,227	—	439,047

Total current liabilities	179,937	326,772	16,914	—	523,623	148,819	185,736	672,566	—	1,007,121

Long-term debt	505,904	—	—	—	505,904	877,638	—	—	—	877,638
Other liabilities	51,281	37,618	16,459	—	105,358	54,355	4,595	51,072	—	110,022
Intercompany payable (receivable)	801,681	(812,804)	11,123	—	—	649,565	(655,145)	5,580	—	—

Total liabilities	1,538,803	(448,414)	44,496	—	1,134,885	1,730,377	(464,814)	729,218	—	1,994,781

Shareholders’ equity	2,335,408	3,654,232	307,341	(3,961,573)	2,335,408	2,232,432	1,920,617	975,625	(2,896,242)	2,232,432

Total liabilities and shareholders’ equity	$3,874,211	$3,205,818	$351,837	$(3,961,573)	$3,470,293	$3,962,809	$1,455,803	$1,704,843	$(2,896,242)	$4,227,213

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands)

	Three Months Ended September 30, 2009					Three Months Ended September 30, 2008
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$82,122	$417,659	$44,393	$(92,757)	$451,417	$96,526	$372,073	$1,141	$(99,751)	$369,989
Royalty revenue	—	11,932	—	—	11,932	—	18,456	—	—	18,456

Total revenues	82,122	429,591	44,393	(92,757)	463,349	96,526	390,529	1,141	(99,751)	388,445

Operating costs and expenses:
Cost of revenues	18,865	210,844	26,561	(93,473)	162,797	27,727	172,779	755	(99,796)	101,465
Selling, general and administrative	51,790	76,525	7,427	—	135,742	51,926	47,297	55	—	99,278
Research and development	1,270	22,613	(1,243)	—	22,640	1,764	32,091	—	—	33,855
Depreciation and amortization	4,622	47,873	854	—	53,349	4,799	25,035	60	—	29,894
Asset impairments	—	—	—	—	—	—	—	—	—	—
Restructuring charges	732	921	—	—	1,653	26	1,127	—	—	1,153

Total operating costs and expenses	77,279	358,776	33,599	(93,473)	376,181	86,242	278,329	870	(99,796)	265,645

Operating income	4,843	70,815	10,794	716	87,168	10,284	112,200	271	45	122,800
Other income (expense):
Interest income	704	24	299	—	1,027	8,092	14	4	—	8,110
Interest expense	(21,407)	(749)	(62)	—	(22,218)	(5,295)	(5)	—	—	(5,300)
Gain (loss) on investments	521	—	—	—	521	—	—	—	—	—
Other, net	503	(939)	1,962	—	1,526	(1,084)	776	(716)	—	(1,024)
Equity in earnings (loss) of subsidiaries	52,625	5,798	(100)	(58,323)	—	93,677	—	—	(93,677)	—
Intercompany interest (expense) income	(3,306)	12,791	(9,485)	—	—	(2,704)	2,710	(6)	—	—

Total other income (expense)	29,640	16,925	(7,386)	(58,323)	(19,144)	92,686	3,495	(718)	(93,677)	1,786

Income (loss) before income taxes	34,483	87,740	3,408	(57,607)	68,024	102,970	115,695	(447)	(93,632)	124,586

Income tax expense (benefit)	(8,005)	30,788	2,753	—	25,536	20,498	21,601	15	—	42,114

Net income (loss)	$42,488	$56,952	$655	$(57,607)	$42,488	$82,472	$94,094	$(462)	$(93,632)	$82,472

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2009					Nine Months Ended September 30, 2008
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$260,844	$1,219,337	$114,232	$(298,418)	$1,295,995	$326,231	$1,157,558	$1,420	$(329,137)	$1,156,072
Royalty revenue	—	41,399	—	—	41,399	—	61,257	—	—	61,257

Total revenues	260,844	1,260,736	114,232	(298,418)	1,337,394	326,231	1,218,815	1,420	(329,137)	1,217,329

Operating costs and expenses:
Cost of revenues	76,958	616,718	76,127	(299,974)	469,829	94,076	529,399	1,076	(329,440)	295,111
Selling, general and administrative	157,662	222,845	21,133	—	401,640	186,684	154,349	76	—	341,109
Research and development	3,864	64,775	2,459	—	71,098	4,068	112,457	—	—	116,525
Depreciation and amortization	14,272	142,582	2,706	—	159,560	14,941	106,628	180	—	121,749
Asset impairments	—	—	—	—	—	114	39,315	—	—	39,429
Restructuring charges	15,039	36,139	—	—	51,178	(330)	2,000	—	—	1,670

Total operating costs and expenses	267,795	1,083,059	102,425	(299,974)	1,153,305	299,553	944,148	1,332	(329,440)	915,593

Operating income (loss)	(6,951)	177,677	11,807	1,556	184,089	26,678	274,667	88	303	301,736
Other income (expense):
Interest income	3,132	301	1,888	—	5,321	30,910	81	9	—	31,000
Interest expense	(69,875)	(2,826)	(212)	—	(72,913)	(15,544)	(27)	—	—	(15,571)
Gain (loss) on investments	(826)	—	—	—	(826)	—	—	—	—	—
Other, net	544	1,008	1,307	—	2,859	(1,613)	7	(245)	—	(1,851)
Equity in earnings of subsidiaries	124,175	17,846	(60)	(141,961)	—	204,349	—	—	(204,349)	—
Intercompany interest (expense) income	(5,993)	22,264	(16,271)	—	—	(9,424)	9,443	(19)	—	—

Total other income (expenses)	51,157	38,593	(13,348)	(141,961)	(65,559)	208,678	9,504	(255)	(204,349)	13,578

Income (loss) before income taxes	44,206	216,270	(1,541)	(140,405)	118,530	235,356	284,171	(167)	(204,046)	315,314

Income tax expense (benefit)	(25,495)	72,624	1,700	—	48,829	26,567	79,917	41	—	106,525

Net income (loss)	$69,701	$143,646	$(3,241)	$(140,405)	$69,701	$208,789	$204,254	$(208)	$(204,046)	$208,789

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30, 2009				Nine Months Ended September 30, 2008
			Non-				Non-
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$(43,719)	$285,141	$20,742	$262,164	$69,823	$279,846	$215	$349,884

Cash flows from investing activities:
Transfers from (to) restricted cash	(42)	(27)	—	(69)	(6)	—	—	(6)
Purchases of investments in debt securities	—	—	—	—	(279,175)	—	—	(279,175)
Proceeds from maturities and sales of investments in debt securities	38,473	—	—	38,473	1,185,830	—	—	1,185,830
Purchases of property, plant and equipment	(22,506)	(6,892)	(210)	(29,608)	(34,901)	(10,622)	—	(45,523)
Proceeds from sale of property and equipment	10	327	—	337	10,350	40	—	10,390
Proceeds from sale of Kadian®	—	59,800	—	59,800	—	—	—	—
Acquisition of Alpharma	(13,533)	(56,697)	—	(70,230)	—	—	—	—
Acquisition of Avinza®	(8)	—	—	(8)	(43)	—	—	(43)
Forward foreign exchange contracts	—	—	(8,906)	(8,906)	—	—	—	—
Purchases of intellectual property and product rights	—	(2,178)	—	(2,178)	—	(7,890)	—	(7,890)

Net cash provided by (used in) investing activities	2,394	(5,667)	(9,116)	(12,389)	882,055	(18,472)	—	863,583

Cash flows from financing activities:
Proceeds from exercise of stock options	1,742	—	—	1,742	347	—	—	347
Net payments related to stock-based award activity	(3,554)	—	—	(3,554)	(2,372)	—	—	(2,372)
Payments on long-term debt	(324,073)	(385,227)	(1,129)	(710,429)	—	—	—	—
Debt issuance costs	(1,313)	—	—	(1,313)	—	—	—	—
Intercompany	160,278	(137,491)	(22,787)	—	263,120	(263,125)	5	—

Net cash provided by (used in) financing activities	(166,920)	(522,718)	(23,916)	(713,554)	261,095	(263,125)	5	(2,025)

Net cash flows from exchange rate changes	—	—	3,535	3,535	—	—	—	—
Increase (decrease) in cash and cash equivalents	(208,245)	(243,244)	(8,755)	(460,244)	1,212,973	(1,751)	220	1,211,442

Cash and cash equivalents, beginning of period	401,657	289,996	248,559	940,212	$9,718	$4,645	$5,646	$20,009

Cash and cash equivalents, end of period	$193,412	$46,752	$239,804	$479,968	$1,222,691	$2,894	$5,866	$1,231,451

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which are supplemented by the discussion under “Risk Factors” in this report; (b) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2008; and (c) our unaudited consolidated financial statements and related notes which are included in this report on Form 10-Q. Please see the sections entitled “Risk Factors” and “A Warning About Forward-Looking Statements” in this report for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Our branded prescription pharmaceuticals include neuroscience products (primarily pain medicines), hospital products, and legacy brands. We also manufacture and market acute care medicines that are delivered using an auto-injector. Our Alpharma Animal Health business is focused on medicated feed additives (“MFAs”) and water-soluble therapeutics primarily for poultry, cattle and swine.

Our corporate strategy is focused on specialty markets, particularly specialty-driven branded prescription pharmaceutical markets. We believe our target markets have significant potential, and our organization is aligned accordingly. Our growth in specialty markets is achieved through organic growth and acquisitions.

Under our corporate strategy we work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and prudent product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of a product, including seeking and gaining necessary related governmental approvals, by such means as:

•	securing from the U.S. Food and Drug Administration (“FDA”) additional approved uses (“indications”) for our products;

•	developing and producing different strengths;

•	producing different package sizes;

•	developing new dosage forms; and

•	developing new product formulations.

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

The animal health products of our wholly-owned subsidiary Alpharma Inc. (“Alpharma”) are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, animal health products are sold primarily through the use of distributors and other third-party sales companies.

Recent Developments

Embedatm

In August 2009, the U.S. Food and Drug Administration approved Embedatm (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. Embedatm contains pellets of an extended-release oral formulation of morphine sulfate, an opioid receptor agonist, surrounding an inner core of naltrexone hydrochloride, an opioid receptor antagonist. Embedatm is the first FDA-approved long-acting opioid designed to reduce drug liking and euphoria when tampered with by crushing or chewing. However, the clinical significance of the degree of reduction in drug liking and euphoria reported in clinical studies has not yet been established. There is no evidence that the naltrexone in Embedatm reduces the abuse liability of Embedatm. Embedatm became commercially available in late September 2009.

On October 8, 2009, we received a warning letter from the FDA, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding certain materials utilized in our recent commercial launch of Embedatm. The letter indicated these materials are false or misleading because they omit and minimize the risks associated with the use of Embedatm, fail to present the limitations to its approved indication, and present misleading claims. We have ceased the dissemination of these materials and have taken steps to conform other materials we currently utilize with Embedatm to the guidance set forth in the warning letter. On October 16, 2009, we responded to the warning letter, providing DDMAC with a list of materials that were discontinued and a comprehensive plan of action to appropriately disseminate corrective messages to those that received the original materials. We continue to cooperate fully with DDMAC in this matter. In addition, we will be meeting with members of the FDA staff to discuss the scope and meaning of certain provisions of the warning letter.

Remoxy®

In early July 2009, we met with the FDA to discuss the Complete Response Letter received by us in December 2008 regarding our New Drug Application (“NDA”) for Remoxy®. The outcome of this meeting provided us with a clearer path forward to resubmit the Remoxy® NDA and to address all FDA comments in the Complete Response Letter. We believe the timing of the resubmission will be determined principally by the generation of six-month stability data. We are not required by the FDA to conduct clinical trials in order to provide additional safety or efficacy data in patients with moderate to severe chronic pain. As part of the resubmission plan, and in order to strengthen the NDA, we will conduct a likeability study and a pharmacokinetic trial in volunteers. We anticipate the resubmission of the NDA could occur by approximately the middle of 2010.

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

Acurox® Tablets

On June 30, 2009, the FDA issued a Complete Response Letter regarding the NDA for Acurox® Tablets. The Complete Response Letter raises issues regarding the potential abuse deterrent benefits of Acurox®. In early September 2009, we and Acura Pharmaceuticals, Inc. (“Acura”) met with the FDA to discuss the Complete Response Letter. The FDA and the Companies agreed to take the NDA to an FDA advisory committee to consider the evidence to support the potential opioid abuse deterrent effects of Acurox® Tablets. While the FDA indicated that no new clinical trials are required at this time, we and Acura plan to initiate an additional clinical study in volunteers to further assess the abuse deterent features of Acurox®. The FDA has not yet set a meeting date for the Advisory Committee’s review of the NDA. We expect the meeting to be convened in the first half of 2010.

Acurox® Tablets, a patented, orally administered, immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient, has a proposed indication for the relief of moderate to severe pain. Acurox® uses Acura’s patented Aversion® Technology, which is designed to deter misuse and abuse by intentional swallowing of excess quantities of tablets, intravenous injection of dissolved tablets and nasal snorting of crushed tablets. Attempts to extract oxycodone from an Acurox® Tablet by dissolving it in liquid result in the formation of a viscous gel which is intended to sequester the opioid and deter I.V. injection. Crushing an Acurox® Tablet for the purposes of nasal snorting releases an ingredient that is intended to cause nasal irritation and thereby discourage this method of misuse and abuse. Swallowing excessive numbers of Acurox® Tablets releases niacin in quantities that are intended to cause unpleasant and undesirable side effects.

CorVuetm (binodenoson) for Injection

In December 2008, we submitted an NDA for CorVuetm to the FDA. On October 19, 2009, we received a Complete Response Letter from the FDA with respect to the NDA for Corvuetm. We are currently evaluating the FDA’s Complete Response Letter. CorVuetm is a cardiac pharmacologic stress agent for use as an adjunct in SPECT (single-photon-emission computed tomographic) cardiac imaging intended for use in patients with or at risk for coronary artery disease who are unable to perform a cardiac exercise stress test.

Ketoprofen in Transfersome® Gel

In September 2007, Alpharma, acquired by us in December 2008, entered into an agreement with IDEA AG (“IDEA”), through which Alpharma obtained the exclusive U.S. license and distribution rights from IDEA to market ketoprofen in Transfersome® gel, a prescription topical NSAID (non-steroidal anti-inflammatory drug). Transfersome® gel is IDEA’s proprietary technology platform for delivering drugs to targeted areas through the skin barrier.

Based upon a review of the progress of the licensed product’s development and our view of its commercial potential, in August 2009, pursuant to provisions in the agreement, we provided written notice to IDEA of our intention to terminate the agreement. The agreement was terminated in October 2009.

Department of Justice Investigation

As previously disclosed, Alpharma, acquired by us in December 2008, received a subpoena from DOJ in February 2007 in connection with its investigation of alleged improper sales and marketing practices related to the sale of the pain medicine Kadian®. The Company divested Alpharma’s Kadian® assets to Actavis LLC simultaneously with the closing of the acquisition of Alpharma.

In September 2009, we reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would, if completed, resolve this investigation. We recorded a reserve of $42.5 million in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma. Final agreement is subject to the execution of a definitive settlement agreement approved by our Board of Directors and the DOJ.

II.	RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2009 and 2008

The following table summarizes total revenues and cost of revenues by operating segment, excluding intercompany transactions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Total Revenues
Branded prescription pharmaceuticals	$283,414	$301,879	$836,228	$986,966
Animal Health	95,843	—	258,502	—
Meridian Auto-Injector	71,841	67,515	200,539	165,687
Royalties	11,932	18,456	41,399	61,257
Contract manufacturing	368	658	827	1,074
Other	(49)	(63)	(101)	2,345

Total revenues	$463,349	$388,445	$1,337,394	$1,217,329

Cost of Revenues, exclusive of depreciation, amortization and impairments
Branded prescription pharmaceuticals	$79,351	$74,178	$216,169	$225,256
Animal Health	53,372	—	170,474	—
Meridian Auto-Injector	28,505	24,705	77,820	61,819
Royalties	1,480	2,281	5,105	7,485
Contract manufacturing	139	299	260	537
Other	(50)	2	1	14

Total cost of revenues	$162,797	$101,465	$469,829	$295,111

The following table summarizes our deductions from gross sales:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
		(In thousands)

Gross Sales	$548,854	$458,171	$1,578,731	$1,482,548
Commercial Rebates	18,484	15,390	48,329	72,398
Medicare Part D Rebates	3,243	3,830	8,881	25,460
Medicaid Rebates	8,113	8,045	31,136	29,351
Chargebacks	28,155	21,283	83,035	67,069
Returns	5,926	2,927	14,154	11,352
Trade discounts/other	21,584	18,251	55,802	59,589

Net sales	$463,349	$388,445	$1,337,394	$1,217,329

Gross sales increased in the third quarter of 2009 compared to the third quarter of 2008 and in the first nine months of 2009 compared to the first nine months of 2008, primarily due to additional sales from the acquisition of Alpharma at the end of December 2008 and an increase in sales in the Meridian Auto-Injector segment. Gross sales of several key branded prescription pharmaceuticals products decreased due to market competition as discussed below.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of our key products, Skelaxin®, Thrombin-JMI®, Flector® Patch, Avinza®, and Levoxyl®, are at or below normal levels as of

September 30, 2009. We estimate that wholesale and retail inventories of our products as of September 30, 2009 represent gross sales of approximately $120 million to $130 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales:

Accrual for Rebates, including Administrative Fees (in thousands):

	2009	2008

Balance at January 1, net of prepaid amounts	$58,129	$65,301
Current provision related to sales made in current period	28,512	67,155
Current provision related to sales made in prior periods	1,109	2,982
Alpharma acquisition	1,772	—
Rebates paid	(34,482)	(83,660)

Balance at March 31, net of prepaid amounts	$55,040	$51,778

Current provision related to sales made in current period	$31,219	$36,297
Current provision related to sales made in prior periods	(2,334)	(6,490)
Alpharma acquisition	885	—
Rebates paid	(35,474)	(55,692)

Balance at June 30, net of prepaid amounts	$49,336	$25,893

Current provision related to sales made in current period	$30,200	$27,225
Current provision related to sales made in prior periods	(360)	40
Alpharma acquisition	886	—
Rebates paid	(41,124)	(34,028)

Balance at September 30, net of prepaid amounts	$38,938	$19,130

Rebates include commercial, Medicaid and Medicare rebates.

A competitor entered the market with a generic substitute for Altace® during December 2007 and additional competitors entered the market in June 2008. As a result of this competition, sales of Altace® and utilization of Altace® by rebate-eligible customers significantly decreased in each quarter of 2008 and 2009. The decrease in utilization of Altace® by rebate-eligible customers has, in turn, significantly decreased the “current provision related to sales made in the current period” and “rebates paid” in the table above. For a discussion regarding Altace® net sales, please see “Altace®” within the “Sales of Key Products” section below.

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

Accrual for Returns (in thousands):

	2009	2008

Balance at January 1	$33,471	$32,860
Current provision	2,883	4,450
Actual returns	(4,646)	(4,135)

Ending balance at March 31	$31,708	$33,175

Current provision	$5,345	$3,975
Actual returns	(6,062)	(6,845)

Ending balance at June 30	$30,991	$30,305

Current provision	$5,926	$2,927
Actual returns	(7,743)	(5,832)

Ending balance at September 30	$29,174	$27,400

Accrual for Chargebacks (in thousands):

	2009	2008

Balance at January 1	$9,965	$11,120
Current provision	28,176	20,212
Actual chargebacks	(27,244)	(21,080)

Ending balance at March 31	$10,897	$10,252

Current provision	$26,704	$25,574
Actual chargebacks	(27,958)	(25,286)

Ending balance at June 30	$9,643	$10,540

Current provision	$28,155	$21,283
Actual chargebacks	(28,041)	(22,918)

Ending balance at September 30	$9,757	$8,905

Branded Prescription Pharmaceuticals Segment

	Three Months		Change		Nine Months		Change
	Ended September 30,		2009 vs. 2008		Ended September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Branded Prescription Pharmaceutical Revenue:
Skelaxin®	$102,080	$109,990	$(7,910)	(7.2)%	$304,857	$333,095	$(28,238)	(8.5)%
Thrombin-JMI®	43,409	66,813	(23,404)	(35.0)	139,310	197,585	(58,275)	(29.5)
Flector® Patch	40,397	—	40,397	—	95,794	—	95,794	—
Avinza®	30,774	35,928	(5,154)	(14.3)	98,646	102,941	(4,295)	(4.2)
Levoxyl®	16,995	17,608	(613)	(3.5)	51,847	53,462	(1,615)	(3.0)
Altace®	10,119	29,950	(19,831)	(66.2)	27,989	154,485	(126,496)	(81.9)
Embedatm	11,230	—	11,230	—	11,230	—	11,230	—
Other	28,410	41,590	(13,180)	(31.7)	106,555	145,398	(38,843)	(26.7)

Total revenue	$283,414	$301,879	$(18,465)	(6.1)%	$836,228	$986,966	$(150,738)	(15.3)%

Cost of revenues, exclusive of depreciation, amortization and impairments	$79,351	$74,178	$5,173	7.0%	$216,169	$225,256	$(9,087)	(4.0)%

Sales of Key Products

Skelaxin®

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents related to Skelaxin®. In June 2009, the court entered judgment against King. We have appealed the judgment and plan to vigorously defend our interests. The entry of the court’s order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly.

Net sales of Skelaxin® decreased in the third quarter and first nine months of 2009 from the third quarter and first nine months of 2008 primarily due to a decrease in prescriptions, partially offset by a price increase taken in the fourth quarter of 2008 and the second quarter of 2009. Due to a decrease in promotional efforts, total prescriptions for Skelaxin® decreased approximately 22.0% and 18.5% in the third quarter and first nine months of 2009, respectively, from the third quarter and first nine months of 2008, according to IMS America, Ltd. (“IMS”) monthly prescription data. We expect net sales of Skelaxin® will continue to decrease during 2009 as a result of the decrease in promotional efforts. We anticipate additional decreases in net sales if generic competition enters the market.

In January 2008, we entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012, or earlier under certain conditions.

For a discussion regarding Skelaxin® litigation and the risk of potential generic competition for Skelaxin®, please see Note 10, “Commitments and Contingencies,” in Part  I, Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of our Thrombin-JMI® product decreased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008, primarily due to additional price concessions and the market entry of two competing products which caused a decrease in gross sales. The first competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. Net sales of our Thrombin-JMI® product may continue to decrease as a result of competition.

Flector® Patch

Flector® Patch was part of the acquisition of Alpharma at the end of December 2008. Total prescriptions for Flector® Patch increased approximately 27.8% and 58.7% in the third quarter and first nine months of 2009, respectively, compared to the third quarter and first nine months of 2008, according to IMS monthly prescription data. At the time of acquisition, the wholesale inventory level of Flector® Patch exceeded our normal levels. During the first quarter of 2009, we reduced these inventories to a level consistent with our other promoted products. As a result, net sales of Flector® Patch were lower than prescription demand in the first quarter of 2009. We believe that Flector® Patch net sales more closely reflected prescription demand in the second quarter of 2009. Alpharma began selling Flector® Patch in January 2008.

Avinza®

Net sales of Avinza® decreased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily due to a decrease in prescriptions, partially offset by a price increase taken in the first quarter of 2009. Total prescriptions for Avinza® decreased approximately 11.5% and 6.8% in the third quarter and first nine months of 2009, respectively, compared to the third quarter and first nine months of 2008, according to IMS monthly prescription data.

On March 24, 2008, we received a warning letter from DDMAC regarding promotional material for Avinza® that was created and submitted to the DDMAC by Ligand Pharmaceuticals (the company from whom we acquired Avinza® in late February 2007). The letter expressed concern with the balance of the described risks and benefits associated with the use of the product and the justification for certain statements made in the promotional material. We discontinued the use of promotional materials created by Ligand prior to receiving the letter and have communicated this to DDMAC. In addition, DDMAC requested support for certain statements included in Avinza® promotional materials which were then in use. We promptly responded to this request and asked for a meeting with DDMAC to discuss this matter.

Our request resulted in a teleconference with DDMAC representatives on January 6, 2009. After this call, we immediately ceased the dissemination of promotional materials for Avinza® that included any statements with which DDMAC took issue in its March 24, 2008 letter. Further, we directed our sales representatives to discontinue the use of such materials and ceased all advertising containing the statements discussed in that letter. We have taken the additional corrective actions agreed upon with DDMAC.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Embedatm

In August 2009, the FDA approved Embedatm (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We began selling Embedatm in late September 2009.

Levoxyl®

Net sales of Levoxyl® decreased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to a decrease in prescriptions, partially offset by price increases taken in the fourth quarter of 2008. Net sales of Levoxyl® decreased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to decreases in prescriptions, partially offset by a decrease in wholesale inventory levels in 2008 and price increases taken in the fourth quarter of 2008. Total prescriptions for Levoxyl® decreased approximately 8.9% and 12.3% in the third quarter and first nine months of 2009, respectively, compared to the third quarter and first nine months of 2008, according to IMS monthly prescription data. We anticipate net sales for this product will decline in 2009 due to decreasing prescriptions.

Altace®

Net sales of Altace® decreased significantly in the third quarter and first nine months of 2009 from the third quarter and first nine months of 2008 due to competitors entering the market in December 2007 and June 2008 with generic substitutes for Altace®. Total prescriptions for Altace® decreased approximately 65.7% and 84.3% in the third quarter and first nine months of 2009, respectively, from the third quarter and first nine months of 2008 according to IMS monthly prescription data.

For a discussion regarding the generic competition for Altace®, please see Note 10, “Commitments and Contingencies” in Part I, Item 1, “Financial Statements.”

Other

Other branded prescription pharmaceutical products are not promoted through our sales force, and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in the third quarter of 2009 compared to the third quarter of 2008 primarily due to lower net sales of Cytomel® and a decrease in prescriptions. Net sales of other branded pharmaceutical products were lower in the first nine months of 2009 compared to the first nine months of 2008 primarily due to lower net sales of Sonata® and Cytomel® and a decrease in prescriptions.

In April 2009, a third party entered the market with a generic substitute for Cytomel®. As a result of the entry of generic competition, net sales declined in the second and third quarters of 2009 and we expect net sales of Cytomel® to continue to decline in the future. Net sales of Cytomel® decreased from $14.1 million and $38.0 million in the third quarter and first nine months of 2008, respectively, to $6.6 million and $27.9 million in the third quarter and first nine months of 2009, respectively.

Net sales of Sonata® decreased from $4.2 million and $30.3 million in the third quarter and first nine months of 2008, respectively, to $1.4 million and $3.3 million in the third quarter and first nine months of 2009, respectively, primarily due to competition entering the market with generic substitutes for Sonata®. The composition of matter patent covering Sonata® expired in June 2008, at which time several competitors entered the market with generic substitutes.

As a result of generic competition for Sonata® and Cytomel® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in 2009.

Cost of Revenues

Cost of revenues from branded pharmaceutical products decreased in the third quarter and first nine months of 2009 versus the third quarter and first nine months of 2008 primarily due to a decrease in unit sales of several key products, as discussed above, partially offset by additional cost of revenues for Flector® Patch which was part of the acquisition of Alpharma at the end of December 2008.

The royalty rate on Skelaxin® increased in the second quarter of 2009 due to the achievement of certain regulatory milestones under our agreement with Mutual. For additional information on the Mutual agreement, please see “Other” within the “Liquidity and Capital Resources” section below.

At the time of our acquisition of Alpharma, we valued the inventory that was acquired based on the accounting requirements for business combinations. As a result, we increased the carrying value of the Flector® Patch inventory by approximately $7.8 million. During the third quarter and first nine months of 2009, the cost of revenues for the branded prescription pharmaceutical products segment reflects a charge of $2.6 million and $6.0 million, respectively, related to the sale of this marked-up inventory.

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

Animal Health

	Three		Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Animal Health revenue	$95,843	$—	$258,502	$—
Cost of revenues, exclusive of depreciation, amortization and impairments	53,372	—	170,474	—

The Animal Health segment was part of the acquisition of Alpharma at the end of December 2008.

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on the accounting requirements for business combinations. As a result, we increased the carrying value of the Animal Health inventory by approximately $34 million. During the first nine months of 2009, the cost of revenues for the Animal Health segment reflects a charge of $34.1 million related to the sale of this marked-up inventory.

Meridian Auto-Injector

	Three				Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Meridian Auto-Injector revenue	$71,841	$67,515	$4,326	6.4%	$200,539	$165,687	$34,852	21.0%
Cost of revenues, exclusive of depreciation, amortization and impairments	28,505	24,705	3,800	15.4	77,820	61,819	16,001	25.9

Revenues and cost of revenues from our Meridian Auto-Injector segment increased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to higher unit sales of EpiPen. Revenues and cost of revenues from our Meridian Auto-Injector segment increased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to higher unit sales of EpiPen and higher unit sales of products sold to the government.

Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Most of our EpiPen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada, where it is marketed, distributed and sold by us. Total prescriptions for EpiPen® in the United States increased approximately 10.8% and 10.0% in the third quarter and the first nine months of 2009, respectively, compared to the third quarter and the first nine months of 2008, according to IMS monthly prescription data.

For a discussion regarding the risk of potential generic competition for EpiPen®, please see Note 10. “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements”.

Royalties

	Three				Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2009 vs. 2009		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Royalty revenue	$11,932	$18,456	$(6,524)	(35.3)%	$41,399	$61,257	$(19,858)	(32.4)%
Cost of revenues, exclusive of depreciation, amortization and impairments	1,480	2,281	(801)	(35.1)	5,105	7,485	(2,380)	(31.8)

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product.

On April 10, 2008, CV Therapeutics, Inc. and Astellas Pharma US, Inc. (“Astellas”) announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that competes with Adenoscan®. Regadenoson has been commercialized by Astellas. Astellas is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas. With the commercial launch of regadenoson, sales of Adenoscan and our royalty have declined and may continue to decline. However, our agreements with Astellas provide for minimum royalty payments to us of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). We will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, but the minimum guaranteed portion of the royalty payments terminates upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®.

In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	Three				Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments as shown below	$162,797	$101,465	$61,332	60.4%	$469,829	$295,111	$174,718	59.2%
Selling, general and administrative	135,742	99,278	36,464	36.7	401,640	341,109	60,531	17.7
Research and development	22,640	33,855	(11,215)	(33.1)	71,098	116,525	(45,427)	(39.0)
Depreciation and amortization	53,349	29,894	23,455	78.5	159,560	121,749	37,811	31.1
Asset impairments	—	—	—	—	—	39,429	(39,429)	(100.0)
Restructuring charges	1,653	1,153	500	43.4	51,178	1,670	49,508	>100.0

Total operating costs and expenses	$376,181	$265,645	$110,536	41.6%	$1,153,305	$915,593	$237,712	26.0%

Selling, General and Administrative Expenses

	Three				Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$134,315	$93,291	$41,024	44.0%	$390,885	$307,102	$83,783	27.3%
Acquisition related costs	—	—	—	—	6,733	—	6,733	—
Co-promotion fees	1,427	5,987	(4,560)	(76.2)	4,022	34,007	(29,985)	(88.2)

Total selling, general and administrative	$135,742	$99,278	$36,464	36.7%	$401,640	$341,109	$60,531	17.7%

As a percentage of total revenues, total selling, general, and administrative expenses were 29.3% and 25.6% in the third quarter of 2009 and in the third quarter of 2008, respectively. As a percentage of total revenues, total selling, general, and administrative expenses were 30.0% and 28.0% in the first nine months of 2009 and 2008, respectively.

Total selling, general and administrative expenses increased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily due to the acquisition of Alpharma in late December of 2008, partially offset by a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”). The decrease in co-promotion expense is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we pay Wyeth in 2009 compared to 2008 under the Amended Co-Promotion Agreement. For additional discussion regarding the Amended Co-Promotion Agreement, please see “Other” within the “Liquidity and Capital

Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Key Products” section above.

We incurred special charges of $6.7 million in the first nine months of 2009 for costs related to the acquisition and integration of Alpharma. For additional information related to the acquisition of Alpharma, please see Note 7, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part I, Item 1, “Financial Statements.”

Selling, general and administrative expense includes income of $6.7 million and $4.7 million in the third quarter of 2008 and the first nine months of 2008, respectively, primarily due to insurance recovery of professional fees, partially offset by professional fees related to the previously completed investigations of our company by the Office of the Inspector General of the U.S. Department of Health and Human Services (“HHS/OIG”) and the SEC, and the private plaintiff securities litigation. During the second and third quarters of 2008, we recorded anticipated insurance recovery of legal fees in the amounts of $3.0 million and $8.0 million, respectively, related to the securities litigation. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Research and Development Expense

	Three				Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2009 vs. 2008		September 30,		2009 vs. 2008
	2009	2008	$	%	2009	2008	$	%
	(In thousands)				(In thousands)

Research and development	$22,640	$33,855	$(11,215)	(33.1)%	$71,098	$111,025	$(39,927)	(36.0)%
Research and development — in-process upon acquisition	—	—	—	—	—	5,500	(5,500)	(100.0)

Total research and development	$22,640	$33,855	$(11,215)	(33.1)%	$71,098	$116,525	$(45,427)	(39.0)%

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses decreased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily due to milestone payments made in 2008. During the third quarter of 2008, we expensed and paid milestones of $5.1 million associated with the acceptance of an investigational new drug application under our agreements with Pain Therapeutics. In the second quarter of 2008, we accrued development milestones of $15.8 million, which were paid in the third quarter of 2008, associated with the acceptance of the NDA filing for Remoxy® by the FDA. Also, during the second quarter of 2008, we expensed and paid a $5.0 million milestone payment to Acura associated with positive top-line results from the Phase III clinical trial evaluating Acuroxtm.

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded pharmaceutical projects in development from third parties, which costs were expensed during 2008 at the time of acquisition. We classified these costs as special items and they include the following:

•	A charge of $3.0 million in the first nine months of 2008 for our acquisition of in-process research and development related to the exercise of our portion for a third immediate-release opioid product under a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. We believe there is a reasonable probability of completing the project successfully; however, the success of the project depends on the successful outcome of the clinical development program and approval of the product by the FDA. The estimated cost to complete the project at the time of the execution of the agreement was approximately $16.0 million.

•	A charge of $2.5 million in the first nine months of 2008 for our acquisition of in-process research and development associated with our Product Development Agreement with CorePharma to develop new formulations of Skelaxin®. Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. The success of the project depends on additional development activities and FDA approval. The estimated cost to complete the development activities at the time of the execution of the agreement was approximately $2.5 million.

For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in the third quarter of 2009 compared to the third quarter of 2008 primarily due to an increase in depreciation and amortization expense associated with the acquisition of Alpharma in late December of 2008, and an increase in amortization expense associated with Skelaxin®. Depreciation and amortization expense increased in the first nine months of 2009 compared to the first nine months of 2008 primarily due to an increase in amortization expense associated with Skelaxin® and an increase in depreciation and amortization expense associated with Alpharma, which we acquired in late 2008, partially offset by a decrease in amortization expense associated with Altace®.

Following the U.S. District Court’s order ruling invalid two Skelaxin® patents on January 20, 2009, we estimated the potential effect on future net sales of the product. We believe that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the order described above, we reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. The amortization expense associated with Skelaxin® increased to $20.0 million in the third quarter of 2009 from $6.0 million in the third quarter of 2008 and to $60.1 million in the first nine months of 2009 from $17.7 million in the first nine months of 2008. If our current estimates regarding future cash flows adversely change, we may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of September 30, 2009, the net intangible assets associated with Skelaxin® total approximately $56.9 million.

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

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, we lowered our future sales forecast for this product. We believe that the intangible assets associated with Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of September 30, 2009, the net intangible assets associated with Cytomel® total approximately $10.6 million.

End-user demand for Synercid® has declined in recent years. As of September 30, 2009, the net intangible assets associated with Synercid® total approximately $24.6 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

In addition, certain generic pharmaceutical companies have challenged the patent covering Avinza®. For additional information, please see Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Avinza® enters the market, we may have to write off a portion or all of the intangible assets associated with this product.

Depreciation and amortization expense included special items of $0.7 million in the third quarter of 2008, and $1.3 million and $1.9 million in the first nine months of 2009 and 2008, respectively, due to accelerated depreciation on certain assets. There was no accelerated depreciation in the third quarter of 2009.

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses. These other special items included the following:

•	Asset impairment charges of $39.4 million in the second quarter of 2008, primarily associated with a decline in end-user demand for Synercid®.

•	Restructuring charges of $1.7 million and $51.2 million in the third quarter and first nine months of 2009, respectively, primarily due to our restructuring initiative designed to partially offset the potential decline in Skelaxin® net sales in the event a generic competitor enters the market. For additional information on the first quarter 2009 restructuring event, please see Note 14, “Restructuring Activities.” in Part I, Item 1, “Financial Statements.”

Non-Operating Items

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)

Interest income	$1,027	$8,110	$5,321	$31,000
Interest expense	(22,218)	(5,300)	(72,913)	(15,571)
Gain (loss) on investment	521	—	(826)	—
Other, net	1,526	(1,024)	2,859	(1,851)

Total other (expense) income	$(19,144)	$1,786	$(65,559)	$13,578
Income tax expense	25,536	42,114	48,829	106,525

Gain (loss) on Investment

We incurred a gain of $0.5 million and a loss of $0.8 million in the third quarter of 2009 and first nine months of 2009, respectively, related to our investments in debt securities.

Interest Income

Interest income decreased during the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily due to a lower average balance of cash, cash equivalents and investments in debt securities due to the acquisition of Alpharma in late December 2008, and a decrease in interest rates.

Interest Expense

Interest expense increased in the third quarter and first nine months of 2009 compared to the third quarter and first nine months of 2008 primarily due to an increase in borrowings as a result of the acquisition of Alpharma in late December 2008. The acquisition of Alpharma was funded with available cash on hand, borrowings of $425.0 million under the Senior Secured Revolving Credit Facility, as amended on December 5, 2008, and borrowings of $200.0 million under a new Senior Secured Term Facility.

On January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) statement that requires us to separately account for the liability and equity components of our $400.0 million 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Convertible Senior Notes”) that can be settled for cash based on the estimated nonconvertible debt borrowing rate. It requires retrospective application to all periods presented. Thus interest expense increased by $4.5 million and $4.2 million in the third quarter of 2009 and the third quarter of 2008, respectively, and $13.3 million and $12.4 million in the first nine months of 2009 and 2008, respectively, due to the adoption of this standard.

Income Tax Expense

During the third quarter and first nine months of 2009, our effective income tax rate was 37.5% and 41.2%, respectively. These rates are greater than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

During each the third quarter and first nine months of 2008, our effective income tax rate was 33.8%. This rate varied from the statutory rate of 35% due primarily to tax benefits related to tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

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

Investments in Debt Securities

As of September 30, 2009, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of September 30, 2009, all our investments in auction rate securities, with a total par value of $377.2 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of November 2, 2009, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. The funds associated with failed auctions will not be accessible until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or a buyer outside the auction process emerges. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $377.2 million in par value of our investments in debt securities and the UBS put right discussed below, or 44.7% of the assets that we have measured at fair value, using unobservable inputs which are classified as Level 3 measurements. For additional information regarding this, please see Note 4, “Fair Value Measurements,” in Part I, Item 1, “Financial Statements.”

As of September 30, 2009, there were cumulative unrealized holding losses of $37.0 million recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheets associated with investments in debt securities with a par value of $323.9 million classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of September 30, 2009, we believed the decline was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

During the second quarter of 2009, we sold certain auction rate securities associated with student loans with a par value of $20.4 million for $18.9 million to the issuer and recognized a realized loss of $1.4 million in the Condensed Consolidated Statement of Operations. During the fourth quarter of 2009, we received and accepted offers from two separate issuers of certain auction rate securities associated with student loans that were outstanding at September 30, 2009 with par values totaling $60.9 million for $56.7 million. The estimated fair market value of these auction rate securities at September 30, 2009 was $52.3 million. The unrealized loss of $8.6 million was recorded in accumulated other comprehensive income (loss) on the accompanying Condensed Consolidated Balance Sheet at September 30, 2009 as we had no intent to sell and believed it was more likely than not that we would not be required to sell the security prior to recovery. During the fourth quarter of 2009 a realized loss of $4.2 million will be recorded in the Condensed Consolidated Statement of Operations. We have not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statement of Operations.

During the fourth quarter of 2008, we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell at par value certain auction rate securities outstanding at September 30, 2009 with a par value of $38.3 million to UBS during the period from June 30, 2010 to July 2, 2012. We have elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in other income (expense) in the Condensed Consolidated Statement of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of September 30, 2009 and December 31, 2008, the fair value of the right to sell the auction rate securities to UBS at par was $3.6 million and $4.0 million, respectively. With respect to this right, during the third quarter and first nine months of 2009, we recognized an unrealized gain of less than $0.1 million and an unrealized loss of $0.4 million, respectively, in other income (expense) in the Condensed Consolidated Statement of Operations.

In addition, during the fourth quarter of 2008, we transferred the classification of the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of September 30, 2009 and December 31, 2008, the fair value of the investments in debt securities classified as trading was $34.7 million and $36.0 million, respectively. During the third quarter and first nine months of 2009, we recognized unrealized gains related to these securities of $0.5 million and $1.0 million, respectively, in other income (expense) in the Condensed Consolidated Statement of Operations.

As of September 30, 2009, we had unrealized holding gains of $0.9 million associated with a security that was previously impaired, as it was determined that the losses in previous periods were other-than-temporary.

As of September 30, 2009, we had approximately $377.2 million, in par value, invested in tax-exempt auction rate securities which consisted of $258.9 million associated with student loans backed by the Federal Family Education Loan Program (FFELP), $89.4 million associated with municipal bonds in which performance is supported by bond insurers and $28.9 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

As of September 30, 2009, we classified $39.6 million of auction rate securities as current assets and $292.0 million as long-term assets.

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

We incurred total restructuring costs of approximately $50.0 million, almost all of which was paid during the second quarter of 2009. These costs relate to severance pay and other employee termination expenses. For additional information, please see Note 14, “Restructuring Activities” in Part I, Item 1, “Financial Statements.”

Alpharma

On December 29, 2008, we completed our acquisition of all the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights, of Alpharma at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion. Alpharma was a branded specialty pharmaceutical company with a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) and a pipeline of new pain medicines led by Embedatm. Alpharma is also a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics for food-producing animals, including poultry, cattle and swine.

The acquisition was financed with available cash on hand, borrowings under the Senior Secured Revolving Credit Facility of $425.0 million and borrowings under the Term Loan of $200.0 million. For additional information on the borrowings, please see below.

In connection with the acquisition of Alpharma, we together with Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission. The Consent Order required us to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C., (“Actavis LLC”). In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, we divested the Kadian® product to Actavis LLC. Actavis LLC is entitled to sell Kadian® as a branded or generic product. Prior to this divestiture, Actavis LLC supplied Kadian® to Alpharma.

Actavis LLC will pay a purchase price of up to an aggregate of $127.5 million in cash based on the achievement of certain Kadian® quarterly gross profit-related milestones for the period beginning January 1, 2009 and ending June 30, 2010. The maximum purchase price payment associated with each calendar quarter is as follows:

Maximum
Purchase
Price Payment

First Quarter 2009	$30.0 million
Second Quarter 2009	25.0 million
Third Quarter 2009	25.0 million
Fourth Quarter 2009	20.0 million
First Quarter 2010	20.0 million
Second Quarter 2010	7.5 million

None of the quarterly payments above, when combined with all prior payments made by Actavis LLC, shall exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis LLC due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis LLC will not exceed the lesser of (a) $127.5 million and (b) the gross profits from the sale of Kadian®, as determined by the agreement, in the United States by Actavis LLC and its affiliates for the period from January 1, 2009 through June 30, 2010. At the time of the divestiture, we recorded a receivable of $115.0 million reflecting the present value of the estimated future purchase price payments from Actavis LLC. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments will be received one quarter in arrears. During the third quarter of 2009 we received $25.0 million from Actavis LLC related to the second quarter of 2009 gross profit from sales. During the first nine months of 2009 we received $59.8 million from Actavis LLC, $55.0 million related to gross profit from sales during the first and second quarters of 2009 and $4.8 million related to inventory sold to Actavis LLC of the time of the divestiture.

As part of the integration of Alpharma, management developed a restructuring initiative to eliminate redundancies in operations created by the acquisition. This initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We estimated total costs of approximately $69.3 million associated with this restructuring plan, almost all of which are cash-related costs. All employee termination costs are expected to be paid by the end of 2011. All contract termination costs are expected to be paid by the end of 2018. For additional information, please see Note 14, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

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

During the third quarter and first nine months of 2009, we made payments of $18.6 million and $152.8 million, respectively, on the Revolving Credit Facility, $91.3 million in excess of that required by the terms of the Revolving Credit Facility during the first nine months of 2009. The average interest rate on borrowings under the Revolving Credit Facility was 5.8% in the third quarter of 2009 and 5.9% in the first nine months of 2009. The availability under the Revolving Credit Facility was reduced to $336.5 million as of September 30, 2009. As of September 30, 2009, the remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $61.3 million after giving effect to outstanding letters of credit totaling approximately $3.0 million.

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

Under the terms of the Revolving Credit Facility the credit commitment will be automatically and permanently reduced, on a quarterly basis, to the amounts set forth below:

December 31, 2009	$403.8 million
December 31, 2010	308.8 million
December 31, 2011	213.8 million
March 31, 2012	190.0 million

We have the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Revolving Credit Facility.

For additional discussion regarding the Revolving Credit Facility, please see “Senior Secured Revolving Credit Facility” within the “Certain Indebtedness and Other Matters” section below.

Senior Secured Term Facility

On December 29, 2008, we entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured term loan facility (the “Term Facility”) with a maturity date of December 28, 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. During the third quarter and first nine months of

2009, we made payments of $105.5 million and $171.3 million, respectively, on the Term Facility, $97.6 million and $131.5 million, respectively, in excess of that required by our repayment schedule and the provisions related to mandatory prepayments under the Term Facility. The average interest rate on borrowings under the Term Facility was 8.1% in the third quarter and first nine months of 2009.

In October 2009, we paid the outstanding balance of the Senior Secured Term Facility, of $28.7 million, completing our repayment obligations under the facility.

For additional discussion regarding the Term Facility, please see “Senior Secured Term Facility” within the “Certain Indebtedness and Other Matters” section below.

CorePharma

In June 2008, we entered into a Product Development Agreement with CorePharma to collaborate in the development of new formulations of metaxalone that we currently market under the brand name Skelaxin®. Under the Agreement, we and CorePharma granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. In the second quarter of 2008, we made a non-refundable cash payment of $2.5 million to CorePharma. Under the terms of the agreement, we will reimburse CorePharma for its incurred cost to complete the development activities under the agreement, subject to a cap. In addition, we could be required to make milestone payments based on the achievement and success of specified development activities and the achievement of specified net sales thresholds of such formulations, as well as royalty payments based on net sales.

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

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and certain other assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we will increase intangible assets by the amount of the accrual. As of September 30, 2009, we have incurred a total of $11.5 million for these earn-out payments. The aggregate amount of these payments will not exceed $13.2 million.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 and the second quarter of 2009 due to the achievement of certain milestones. The royalty percentage we pay to Mutual is currently in the low-double-digits and could potentially increase by an additional 10% depending on the achievement of certain regulatory and commercial milestones in the future. In the event certain specified net sales levels are not achieved, the royalty could be reduced to a lower double-digit or single-digit rate. No increases in the royalty rate are presently anticipated. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, which we refer to as “Skelaxin®.”

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

Cash Flows

Operating Activities

	Nine Months
	Ended September 30,
	2009	2008
	(In thousands)

Net cash provided by operating activities	$262,164	$349,884

Our net cash from operations was lower in 2009 than in 2008 primarily due to a decrease in net sales of several key branded prescription pharmaceutical products. While total net sales increased from 2008 to 2009, gross margins decreased due to a change in the composition of net sales. The branded prescription pharmaceutical segment net sales decreased, while net sales in the Meridian Auto-Injector and Animal Health segments increased. Our branded prescription pharmaceutical segment has higher gross margins than our other segments. The decrease in net sales in the branded prescription pharmaceutical segment was partially offset by a decrease in co-promotion fees. Please see the section entitled “Results of Operations” for a discussion of net sales, selling, general and administrative expenses and co-promotion fees.

In addition, we made cash payments related to the Skelaxin® and Alpharma restructuring actions during the first nine months of 2009 which reduced operating cash flows. For information regarding the restructuring actions, please see Note 14, “Restructuring Activities” in Part I, Item 1, “Financial Statements.”

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the nine months ended September 30, 2009 and 2008.

	Nine Months
	Ended September 30,
	2009	2008
	(In thousands)

Accounts receivable, net of allowance	$17,672	$14,563
Inventories	11,495	17,917
Prepaid expenses and other current assets	(11,908)	(16,151)
Accounts payable	(53,472)	(2,294)
Accrued expenses and other liabilities	(81,352)	(152,662)
Income taxes payable	(18,141)	46,411
Deferred revenue	(3,510)	(3,510)
Other assets	9,835	23,177
Deferred taxes	41,460	12,957

Total changes in operating assets and liabilities and deferred taxes	$(87,921)	$(59,592)

Investing Activities

	Nine Months
	Ended September 30,
	2009	2008
	(In thousands)

Net cash (used in) provided by investing activities	$(12,389)	$863,583

Our cash flows from investing activities for 2009 were primarily due to payments made in connection with our acquisition of Alpharma of $70.2 million and capital expenditures of $29.6 million, partially offset by proceeds related to the sale of Kadian® of $59.8 million and proceeds from the sale of debt securities of $38.5 million. Our cash flows from investing activities for 2008 were primarily due to net sales of our investments in debt securities of $906.7 million, partially offset by capital expenditures of $45.5 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2009 of approximately $40.0 to $45.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	Nine Months
	Ended September 30,
	2009	2008
	(In thousands)

Net cash used in financing activities	$(713,554)	$(2,025)

Our cash flows used in financing activities for 2009 were primarily related to payments on long-term debt, which included $385.2 million related to Alpharma’s convertible debt.

Our cash flows used in financing activities for 2008 were primarily related to activities associated with our stock compensation plans, including the exercise of employee stock options.

Certain Indebtedness and Other Matters

Convertible Senior Notes

During 2006, we issued the Convertible Senior Notes. The Convertible Senior Notes are unsecured obligations and are guaranteed by each of our domestic subsidiaries on a joint and several basis. The Convertible Senior Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, we will pay additional interest during any six-month interest period if the average trading price of the Convertible Senior Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Convertible Senior Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

On or after April 5, 2013, we may redeem for cash some or all of the Convertible Senior Notes at any time at a price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, and liquidated damages, if any, to but excluding the date fixed for redemption. Holders may require us to purchase for cash some or all of their Convertible Senior Notes on April 1, 2013, April 1, 2016 and April 1, 2021, or upon the occurrence of a fundamental change, at 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest, and liquidated damages, if any, up to but excluding the purchase date.

Senior Secured Revolving Credit Facility

On April 23, 2002, we established a $400.0 million, five-year Senior Secured Revolving Credit Facility which was scheduled to mature in April 2007. On April 19, 2007, this facility was terminated and replaced with a new $475.0 five-year Senior Secured Revolving Credit Facility, as amended on December 5, 2008 (the “Revolving Credit Facility”). The Revolving Credit Facility matures in April 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal. The Revolving Credit Facility requires us to pledge as collateral substantially all of our assets, including 100% of the equity of our U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility are unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries. As of September 30, 2009, $272.2 million was outstanding under the Revolving Credit Facility and letters of credit totaled $3.0 million.

Under the terms of the Revolving Credit Facility, the credit commitments will be automatically and permanently reduced, on a quarterly basis. Additionally, we have the right, without penalty (other than customary breakage costs), to prepay any borrowing under the Revolving Credit Facility and, subject to certain conditions, we are be required to make mandatory prepayments. For additional information, please see the discussion in the section titled “Liquidity and Capital Resources — Senior Secured Revolving Credit Facility” above.

Our borrowings under the Revolving Credit Facility bear interest at annual rates that, at our option, will be either:

•	a base rate generally defined as the sum of (i) the greater of (a) the prime rate of Credit Suisse and (b) the federal funds effective rate plus 0.5% and (ii) 4.0%; or

•	an adjusted rate generally defined as the sum of (i) the product of (a) LIBOR (by reference to the British Banking Association Interest Settlement Rates) and (b) a fraction, the numerator of which is one and the denominator of which is the number one minus certain maximum statutory reserves for Eurocurrency liabilities and (ii) 5.0%.

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

As of September 30, 2009 and throughout 2009, we were in compliance with these covenants.

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

The Revolving Credit Facility requires us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long-term debt beginning 90 days after the amendment to the facility for a period of not less than two years. Accordingly, in March 2009, we entered into an interest rate swap with an aggregate notional amount of $112.5 million which was designated as a cash flow hedge of the overall variability of cash flows. As a result of the reduction of our variable rate long-term debt, we maintain greater than 50% of our outstanding long-term debt at fixed rates and, therefore, an interest rate swap is no longer required. In September 2009, we terminated the interest rate swap for $0.8 million and recognized the cost in interest expense during the third quarter 2009.

In connection with the borrowings, we incurred approximately $22.2 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date.

Senior Secured Term Facility

On December 29, 2008, we entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured term loan facility (the “Term Facility”) with a maturity date of December 28, 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. We borrowed $200.0 million under the Term Facility and received proceeds of $192.0 million, net of the discount at issuance. The Term Facility required us to pledge as collateral substantially all of our assets, including 100% of the equity of our U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. Our obligations under this facility were unconditionally guaranteed on a senior basis by all of our U.S. subsidiaries. As of September 30, 2009, the carrying value of the borrowings under the Term Facility was $28.4 million. In October 2009, we paid the outstanding balance of the Senior Secured Term Facility, of $28.7 million, completing our repayment obligations under the facility.

For additional information please see the discussion in the section titled “Liquidity and Capital Resources — Senior Secured Term Facility” above.

Prior to our completing repayment of the Term Facility, it required us to meet certain financial tests, including, without limitation:

•	maintenance of maximum funded debt to consolidated EBITDA ratios that range from 1.50:1 to 3.25:1 (depending on dates and the occurrence of certain events relating to certain patents); and

•	maintenance of minimum consolidated EBITDA to interest expense ratios that range from 3.75:1 to 4.00:1 (depending on dates and the occurrence of certain events relating to certain patents).

As of September 30, 2009 and throughout 2009, we were in compliance with these covenants.

In addition, the Term Facility contained certain covenants that, among other things, restricted additional indebtedness, liens and encumbrances, sale and leaseback transactions, loans and investments, acquisitions, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness, capital expenditures and other matters customarily restricted in such agreements. The Term Facility contained customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees, and change in control.

The Term Facility required us to maintain hedging agreements that fixed the interest rates on 50% of our outstanding long-term debt beginning 90 days after the borrowing under the facility for a period of two years. Accordingly, in March 2009, we entered into an interest rate swap with an aggregate notional amount of $112.5 million which was designated as a cash flow hedge used to offset the overall variability of cash flows. As a result of the reduction of our variable rate long-term debt, we maintain greater than 50% of our outstanding long-term debt at fixed rates and therefore an interest rate swap was no longer required. In September 2009, we terminated the interest rate swap for $0.8 million and recognized the cost in interest expense during the third quarter 2009.

In connection with the borrowings, we incurred approximately $8.7 million of deferred financing costs that were amortized ratably from the date of the borrowing based on our repayments.

Alpharma Convertible Senior Notes

At the time of our acquisition of Alpharma, Alpharma had $300.0 million of Convertible Senior Notes outstanding (the “Alpharma Notes”). The Alpharma Notes were convertible into shares of Alpharma’s Class A common stock at an initial conversion rate of 30.6725 Alpharma common shares per $1,000 principal amount. The conversion rate of the Alpharma Notes was subject to adjustment upon the direct or indirect sale of all or substantially all of Alpharma’s assets or more than 50% of the outstanding shares of the Alpharma common stock to a third party (a “Fundamental Change”). In the event of a Fundamental Change, the Alpharma Notes included a make-whole provision that adjusted the conversion rate by a predetermined number of additional shares of Alpharma’s common stock based on (1) the effective date of the Fundamental Change and (2) Alpharma’s common stock market price as of the effective date. The acquisition of Alpharma by us was a Fundamental Change. As a result, Alpharma Notes converted in connection with the acquisition were entitled to be converted at an increased rate of 34.7053 Alpharma common shares, at the acquisition price of $37 per share, per $1,000 principal amount of the Alpharma Notes at a date no later than 35 trading days after the occurrence of the Fundamental Change.

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

The significant accounting estimates that we believe are important to aid in fully understanding our reported financial results include the following:

•	Intangible assets, goodwill and other long-lived assets. When we acquire product rights in conjunction with either business or asset acquisitions, we allocate an appropriate portion of the purchase price to intangible assets, goodwill and other long-lived assets. The purchase price is allocated to products, acquired research and development, if any, and other intangibles using the assistance of valuation consultants. We estimate the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products and other issues. The factors that drive the estimate of the life of the asset are inherently uncertain. We use the straight-line method of amortization for our intangible assets.

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

The gross carrying amount and accumulated amortization as of September 30, 2009 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$285,700	$68,848	$216,852
Skelaxin®	278,853	221,997	56,856
Sonata®	61,961	61,961	—
Flector® Patch	130,000	8,864	121,136

Neuroscience	756,514	361,670	394,844

Synercid®	70,959	46,404	24,555
Other hospital	8,442	6,655	1,787

Hospital	79,401	53,059	26,342

Bicillin®	92,350	34,045	58,305
Other legacy products	324,035	279,107	44,928

Legacy products	416,385	313,152	103,233

Total Branded	1,252,300	727,881	524,419

Animal Health	170,000	7,167	162,833
Meridian Auto-Injector	182,587	47,480	135,107
Royalties	3,731	3,501	230

Total intangible assets	$1,608,618	$786,029	$822,589

The amounts of impairments and amortization expense for the three months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$6,639	$—	$6,638
Skelaxin®	—	20,041	—	5,973
Flector® Patch	—	2,954	—	—

Neuroscience	—	29,634	—	12,611

Synercid®	—	1,485		1,491
Other hospital	—	76	—	76

Hospital	—	1,561		1,567

Bicillin®	—	925	—	926
Other legacy products	—	1,430	—	2,970

Legacy products	—	2,355	—	3,896

Total Branded	—	33,550	—	18,074

Animal Health	—	2,348	—	—
Meridian Auto-Injector	—	2,102	—	1,981
Royalties	—	11	—	185

Total	$—	$38,011	$—	$20,240

The amounts of impairments and amortization expense for the nine months ended September 30, 2009 and 2008 are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$19,915	$—	$19,915
Skelaxin®	—	60,123	—	17,686
Sonata®	—	—	—	315
Flector® Patch	—	8,864	—	—

Neuroscience	—	88,902	—	37,916

Synercid®	—	4,453	38,064	6,241
Other hospital	—	228	—	228

Hospital	—	4,681	38,064	6,469

Bicillin®	—	2,775	—	2,777
Altace®	—	—	—	29,687
Other legacy products	—	4,290	1,251	8,964

Legacy products	—	7,065	1,251	41,428

Total Branded	—	100,648	39,315	85,813

Animal Health	—	7,167	—	—
Meridian Auto-Injector	—	6,199	—	5,846
Royalties	—	324	—	552

Total	$—	$114,338	$39,315	$92,211

The remaining amortization periods for significant products are as follows:

Remaining Life at
September 30, 2009

Skelaxin®	9 months
Avinza®	8 years 2 months
Flector® Patch	10 years 3 months
Synercid®	4 years 3 months
Bicillin®	15 years 9 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks and Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The

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

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. We launched Embedatm in late September 2009. We have recognized revenue on Embedatm in a manner consistent with our other products, as described above, which is generally at the time the product is received by the customer. We believe Embedatm has similar characteristics of certain of our other pharmaceutical products such that we can reliably estimate expected returns of the product. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties.

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

These forward-looking statements are identified by their use of terms and phrases, such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions. These statements are contained in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections, as well as other sections of this report. You should not unduly rely on our forward-looking statements.

Forward-looking statements in this report include, but are not limited to, those regarding:

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Skelaxin®, Avinza®, Thrombin-JMI®, Flector® Patch, Embedatm, Levoxyl®, Altace®, Cytomel® and Synercid®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome and potential financial effects of various pending legal proceedings, including the Skelaxin®, Avinza® and EpiPen® patent challenges, litigation, and other legal proceedings described in this report;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results to be materially different from those contemplated by our forward-looking statements. We do not undertake any obligation to update any forward-looking statements or other information in this report until the effective date of our future reports required by applicable laws.

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

The accompanying financial statements for the quarter ended September 30, 2009 include the results of operations, financial position, and cash flows of Alpharma. The operations of Alpharma’s pharmaceutical business have been integrated into our branded prescription pharmaceuticals segment and therefore were subject to internal controls over financial reporting established by our management prior to the acquisition.

However, the assets, liabilities, results of operations and cash flows of the Alpharma Animal Health segment included in the accompanying 2009 financial statements were principally subject, during the quarter ended September 30, 2009, to internal controls over financial reporting established by Alpharma management prior to the acquisition. We are in the process of evaluating the effectiveness of the acquired Alpharma controls together with our legacy internal controls over financial reporting and will report the results of our assessment of effectiveness as of December 31, 2009.

Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 10, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2008, which we filed with the Securities and Exchange Commission on March 2, 2009. The following risk factor has changed materially since we filed that report.

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

In July 2009, FDA officials expressed support for a phase-out of growth promotion/feed efficiency uses of antibiotics in food-producing animals. Legislation pending before Congress would, if it were to become law, require the FDA to withdraw the approval of such nontherapeutic uses of antibiotics unless the FDA determines, within two years of enactment, that “there is a reasonable certainty of no harm to human health due to the development of antimicrobial resistance that is attributable in whole or in part to the nontherapeutic use of the drug” in food-producing animals. Under the proposed legislation, this finding may be based on evidence submitted by the holder of the approved product application or developed by the FDA on its own initiative. We cannot predict whether this legislation will become law or, if it does, whether the FDA would agree that this standard has been satisfied for bacitracin-based products.

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

We cannot predict whether the present ban of zinc bacitracin products may be expanded or whether other antibiotic restrictions will be introduced. If any one of the following events occurs, the resultant loss of sales could be material to our financial condition, cash flows and results of operations:

•	additional countries, such as the U.S., where we have material sales of bacitracin-based products, restrict or ban the use of zinc bacitracin or other antibiotic feed additives;

•	countries which are significant importers of meat act to prevent the importation of products from countries that allow the use of bacitracin-based or other antibiotic-containing products;

•	there is an increase in public pressure to discontinue the use of antibiotic feed additives; or

•	consumers or retailers decide to purchase fewer meat products from animals fed antibiotics.

Item 5.	Other Information

On September 4, 2007, Alpharma Ireland Limited (“Alpharma Ireland”), now our wholly-owned subsidiary, entered into an Exclusive License Agreement (“License Agreement”) with IDEA AG, a privately-held biopharmaceutical company headquartered in Munich, Germany (“IDEA”), through which Alpharma Ireland obtained the exclusive U.S. license and distribution rights from IDEA to market ketoprofen in Transfersome® gel, a prescription topical NSAID (non-steroidal anti-inflammatory drug). Transfersome® gel is IDEA’s proprietary technology platform for delivering drugs to targeted areas through the skin barrier. The License Agreement was amended on March 31, 2008. We acquired Alpharma Ireland’s parent company, Alpharma Inc., on December 29, 2008.

Based upon a review of the progress of the licensed product’s development and our view of its commercial potential, on August 18, 2009, pursuant to provisions in the License Agreement, Alpharma Ireland provided 90 days’ written notice to IDEA of its intention to terminate the License Agreement, including the automatic termination of certain warrants, described below, and a related registration rights agreement. The agreement was terminated in October 2009, which was earlier than the end of the original 90-day notice period. The financial terms of the License Agreement included a $60 million license fee payment from Alpharma Ireland to IDEA, made at the time that the parties entered into the License Agreement, as well as: the issuance of two warrants for the purchase of Class A Common Stock of Alpharma Inc., exercisable upon the occurrence of certain regulatory-related events; milestone payments based upon development and regulatory events, patent issuance and the results of a certain Phase III clinical trial; and specified royalties to IDEA on net product sales. IDEA was to have paid the costs of specified studies, including two Phase III clinical trials with Alpharma Ireland paying additional amounts if it used certain data from one of the Phase III clinical trials for specified promotional purposes. Prior to U.S. product approval, Alpharma Ireland was obligated to make certain market development expenditures. During the 50 months commencing two months prior to the commercial launch of the licensed product in the U.S., Alpharma Ireland would have also been responsible for substantial sales, marketing and medical education expenses.

By its terms, the License Agreement was to expire upon the later of the expiration of all U.S. patent rights licensed by IDEA to Alpharma Ireland or 2029; however, prior to a commercial launch of the licensed product in the U.S., Alpharma Ireland had the right to terminate the License Agreement upon 90 days’ prior written notice to IDEA.

For purposes of this report, Carla M. Shumate, Senior Vice President Finance, Controller, is acting as principal financial officer.

Item 6.	Exhibits

Exhibit
Number		Description

3	.1(1)	Second Amended and Restated By laws of King Pharmaceuticals, Inc.
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to King’s Current Report on Form 8-K filed on September 17, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
President and Chief Executive Officer

Date: November 5, 2009

By:	/s/ Carla M. Shumate
Carla M. Shumate
Senior Vice President Finance, Controller

Date: November 5, 2009