Form 10-K
period 2009-12-31
KING PHARMACEUTICALS INC
filed 2010-02-26
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009 was $2,372,491,300. The number of shares of Common Stock, no par value, outstanding at February 23, 2010 was 248,472,497.

Documents Incorporated by Reference:
Certain information required in Part III of this Annual Report on Form 10-K is incorporated by reference from the registrant’s Proxy Statement for its 2010 annual meeting of shareholders.

PART I

Item 1.	Business

King Pharmaceuticals, Inc. (“King” or the “Company”) was incorporated in the State of Tennessee in 1993. Our principal executive offices are located at 501 Fifth Street, Bristol, Tennessee 37620. Our telephone number is (423) 989-8000.

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

Branded prescription pharmaceutical products are innovative products sold under a brand name that have, or previously had, some degree of market exclusivity. Our branded prescription pharmaceuticals include neuroscience products (primarily pain medicines), hospital products, and legacy brands, all of which are for use in humans. Our auto-injector business manufactures acute care medicines for use in humans that are delivered using an auto-injector. Our animal health business is focused on medicated feed additives (“MFAs”) and water-soluble therapeutics primarily for poultry, cattle, and swine.

Our corporate strategy is focused on specialty markets, particularly specialty-driven branded prescription pharmaceutical markets. We believe our target markets have significant potential and our organization is aligned to focus on these markets. Our growth in specialty markets is achieved through both acquisitions and organic growth. Our strategy focuses on growth through the acquisition of novel branded prescription pharmaceutical products and technologies that we believe complement the commercial footprint we have established in the neuroscience and hospital markets. We strive to be a leader in developing and commercializing innovative, clinically-differentiated therapies and technologies in these target, specialty-driven markets. We may also seek company acquisitions that add commercialized products or products in development, technologies or sales and marketing capabilities to our existing platforms or that otherwise complement our operations. We also have a commitment to research and development and advancing the products and technologies in our development pipeline.

We work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of products, including seeking and obtaining necessary governmental approvals, by securing from the U.S. Food and Drug Administration (“FDA”) additional approved uses (“indications”) for our products, developing and producing different strengths, producing different package sizes, developing new dosage forms, and developing new product formulations.

We market our branded prescription pharmaceutical products, primarily through a dedicated sales force, to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico.

Through a team of internal sales professionals, our auto-injector business markets a portfolio of acute care auto-injector products to the pre-hospital emergency services market, which includes U.S. federal, state and local governments, public health services, emergency medical personnel and first responders and approved foreign governments.

Our animal health products of our wholly-owned subsidiary Alpharma Inc. (“Alpharma”) are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our animal health products are sold primarily through the use of distributors and other third-party sales companies.

Business Segments

Our business consists of four segments: a specialty-driven branded prescription pharmaceuticals business, our global animal health business, our Meridian auto-injector business, and royalties and other.

Segment Revenues

The following table summarizes revenues by operating segment. Note that the table includes revenues for the animal health segment and the Flector® Patch product within the branded prescription pharmaceuticals segment for 2009 only since these were part of Alpharma, a company we acquired at the end of December 2008.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Branded Prescription Pharmaceuticals	$1,113,005	$1,263,488	$1,857,813
Animal Health	359,075	—	—
Meridian Auto-Injector	252,614	218,448	183,860
Royalties and other	51,806	83,125	95,209

Total revenues	$1,776,500	$1,565,061	$2,136,882

For additional financial information regarding each segment and the geographic areas in which we conduct business, see Note 20, “Segment Information” in Part IV, Item 15(a)(1) “Financial Statements.”

Branded Prescription Pharmaceuticals Segment

We market a variety of branded prescription pharmaceutical products that are divided into the following categories:

•	neuroscience (including Skelaxin®, Flector® Patch, Avinza® and Embeda®),

•	hospital (including Thrombin-JMI®), and

•	legacy products (including Levoxyl®, Bicillin®, Altace® and Cytomel®).

Our branded prescription pharmaceutical products are generally in high-volume markets, and we believe they are well known for their treatment indications. Branded prescription pharmaceutical products represented approximately 63%, 81% and 87% of our total net revenues for the years ended December 31, 2009, 2008, and 2007, respectively.

Our significant branded prescription pharmaceutical products are described below:

Product	Product Description and Indication

Neuroscience	Products in this category are primarily marketed to primary care physicians, neurologists, orthopedic surgeons and pain specialists.
Skelaxin®	A muscle relaxant tablet indicated for the relief of discomfort associated with acute, painful musculoskeletal conditions.
Flector® Patch	A topical non-steroidal anti-inflammatory patch for the treatment of acute pain due to minor strains, sprains and contusions.
Avinza®	A long-acting formulation of morphine indicated as a once-daily treatment for moderate-to-severe pain in patients who require continuous, around-the-clock opioid therapy for an extended period of time.
Embeda®	A long-acting Schedule II opioid analgesic for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. Embeda® contains pellets of an extended-release oral formulation of morphine sulfate, an opioid receptor agonist, surrounding an inner core of naltrexone hydrochloride, an opioid receptor antagonist. Embeda® is the first FDA-approved long-acting opioid designed to reduce drug liking and euphoria when tampered with by crushing or chewing. However, the clinical significance of the degree of reduction in drug liking and euphoria reported in clinical studies has not yet been established. There is no evidence that the naltrexone in Embeda® reduces the abuse liability of Embeda®. Embeda® became commercially available in late September 2009.
Hospital	Products in this category are primarily marketed to hospitals.
Thrombin-JMI®	A chromatographically purified topical (bovine) thrombin solution indicated as an aid to hemostasis whenever oozing blood and minor bleeding from capillaries and small venules is accessible.
Legacy Branded	Products in this category are not actively promoted through our sales force and many have generic competition.
Levoxyl®	Color-coded, potency-marked tablets indicated for thyroid hormone replacement or supplemental therapy for hypothyroidism.
Bicillin®	A penicillin-based antibiotic suspension for deep muscular injection indicated for the treatment of infections due to penicillin-G-susceptible microorganisms.
Altace®	An oral administration indicated for the treatment of hypertension and reduction of the risk of stroke, myocardial infarction (heart attack) and death from cardiovascular causes in patients 55 and over with either a history of coronary artery disease, stroke or peripheral vascular disease or with diabetes and one other cardiovascular risk factor (such as elevated cholesterol levels or cigarette smoking). Altace® is also indicated in stable patients who have demonstrated clinical signs of congestive heart failure after sustaining an acute myocardial infarction.
Cytomel®	A tablet indicated in the medical treatment of hypothyroidism.

Revenues of certain of our significant branded prescription pharmaceutical products for the year ended December 31, 2009 are set forth below.

Net Sales
(In millions)

Neuroscience
Skelaxin®	$401.0
Flector® Patch	138.6
Avinza®	131.1
Embeda®	16.9
Hospital
Thrombin-JMI®	$183.5
Legacy Branded
Levoxyl®	$70.8
Bicillin®	51.6
Altace®	36.4
Cytomel®	34.1

Animal Health Segment

Our animal health business is a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics, primarily for poultry, cattle and swine.

In this business, we make anti-infectives that are added to the feed and water of livestock and poultry. The anti-infective market is comprised of the following categories:

•	antibiotic products (including Albac®, Aureomycin®, Aureomycin®-combination products, Aurofac®, Chlormax® and BMD®),

•	anticoccidial products (including Bio-Cox®, Cygro®, Bovatec®, Avatec®, Deccox®, Robenz®, Cycostat® and Rofenaid®), and

•	antibacterial products (including 3-Nitro® and Histostat®).

In addition to anti-infectives, we also sell water soluble vitamins, minerals and electrolytes that are used as nutritional supplements primarily for poultry, cattle and swine, and non-medicated feed additives, disinfectants/cleaners and insecticides. The animal health business was part of Alpharma. Because we acquired Alpharma at the end of December 2008, the animal health segment is included in the financial results only for 2009 in this report.

Meridian Auto-Injector Segment

Our Meridian Auto-Injector segment manufactures and markets pharmaceutical products that are delivered using an auto-injector. An auto-injector is a pre-filled, pen-like device that allows a patient or caregiver to automatically inject a precise drug dosage quickly, easily, safely and reliably. Auto-injectors are a convenient, disposable, one-time use drug delivery system designed to improve the medical and economic value of injectable drug therapies. We pioneered the development and are a manufacturer of auto-injectors for the self-administration of injectable drugs. Our auto-injector products currently consist of a variety of acute care medicines sold to both commercial and government customers.

The commercial pharmaceutical business of our Meridian Auto-Injector segment consists of EpiPen®, an auto-injector filled with epinephrine for the emergency treatment of anaphylaxis resulting from severe or allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise-induced anaphylaxis. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year.

Our Meridian Auto-Injector segment also includes pharmaceutical products that are sold primarily to the U.S. Department of Defense (“DoD”) under a contract which is terminable by the DoD at its convenience. These products include the nerve agent antidotes AtroPen® and ComboPen®, and the Antidote Treatment Nerve Agent Auto-injector, (“ATNAA”). AtroPen® is an atropine-filled auto-injector and ComboPen® consists of an atropine-filled auto-injector and a pralidoxime-filled auto-injector. The ATNAA utilizes a dual chambered auto-injector and injection process to administer atropine and pralidoxime, providing an improved, more efficient means of delivering these nerve agent antidotes. Other products sold to the DoD include a diazepam-filled auto-injector for the treatment of seizures and a morphine-filled auto-injector for pain management. Demand for these products is affected by the cyclical nature of procurements as well as the occurrence of domestic and international events.

Royalties and other Segment

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

Recent Developments

For information regarding recent developments, see “Recent Developments,” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Industries

The global human pharmaceutical and animal health industries are highly competitive and each includes a variety of participants, including large and small branded pharmaceutical companies, specialty and niche-market human pharmaceutical and/or animal health companies, biotechnology firms, large and small research and drug development organizations, and generic drug manufacturers. These participants compete on a number of bases, including technological innovation, clinical efficacy, safety, convenience or ease of administration and cost-effectiveness. In order to promote their products, industry participants devote considerable resources to, as applicable, advertising, marketing and sales force personnel, distribution mechanisms and relationships with medical and research centers, physicians, patient advocacy and support groups, veterinarians, commercial animal food manufacturers, wholesalers and integrated cattle, swine and poultry producers.

The human pharmaceutical industry is affected by the following factors, among others:

•	the aging of the patient population, including diseases specific to the aging process and demographic factors, including obesity, diabetes, cardiovascular disease, and patient and physician demand for products that meet chronic or unmet medical needs;

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby pharmaceutical companies acquire one another, biotechnology companies, or particular products;

•	cost containment and downward price pressure from managed care organizations and governmental entities, both in the United States and in other countries;

•	increasing drug development, manufacturing and compliance costs for pharmaceutical producers;

•	the actions of pharmaceutical companies that produce generic products and challenges to patent protection and sales exclusivity;

•	more frequent product liability litigation;

•	increased governmental scrutiny of the healthcare sector, including issues of product promotion, patient safety, cost, efficacy and reimbursement/insurance matters, as well as legislative and regulatory developments; and

•	the cost of advertising and marketing, including direct-to-consumer advertising on television and in print.

The animal health industry is affected by the following factors, among others:

•	technological innovation, both in drug discovery and corporate processes;

•	merger and acquisition activity whereby animal health companies acquire one another, biotechnology companies, or particular products;

•	cost containment and downward price pressure;

•	increased drug development, manufacturing and compliance costs for producers of animal health products;

•	more frequent product liability litigation; and

•	increased governmental scrutiny of the sector, including governmental restrictions on the use of antibiotics in certain food-producing animals.

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

Similar to other pharmaceutical companies, our principal customers for our branded prescription pharmaceutical products are wholesale pharmaceutical distributors. In recent years, the wholesale distributor network for branded prescription pharmaceutical products has been subject to increasing consolidation, which has increased our customer concentration and that of other industry participants. In addition, the number of independent drug stores and small chains has decreased as retail consolidation has occurred. For the year ended December 31, 2009, approximately 61% of our gross sales were attributable to three key wholesalers: Cardinal/Bindley (27%), McKesson Corporation (20%), and Amerisource Bergen Corporation (14%).

Animal Health

Our animal health products of our wholly owned subsidiary Alpharma are marketed through a staff of over 100 sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our animal health products are sold primarily through the use of distributors and other third-party sales companies. Sales are made principally to commercial animal feed manufacturers, wholesalers and integrated cattle, swine and poultry producers.

Although the customer base for our animal health products is not significantly concentrated, consolidation is taking place. Accordingly, as consolidation continues, our animal health business may become more dependent on certain individual customers.

Meridian Auto-Injector

We have a supply agreement with Dey, L.P., in which we granted Dey the exclusive right to market, distribute, and sell EpiPen® worldwide. We manufacture and supply EpiPen® products to Dey at prices established under the agreement. Dey may determine the prices at which the products are sold to third parties. The agreement provides for minimum quantities to be purchased by Dey based upon prior purchase quantities and upon certain minimum rates of growth. These minimum quantities are subject to adjustment in the event of competition entering the market. We are entitled to receive, in connection with the sale of certain products by Dey, royalty payments equal to a low single-digit percentage of Dey’s net sales of these products. Because the conditions under which we receive these royalty payments were met in the fourth quarter of 2009, we will receive these payments going forward. The supply agreement expires December 31, 2015.

We also maintain the exclusive rights to market and sell EpiPen® in Canada through 2015. Accordingly, through a team of sales professionals, we market EpiPen® to allergists, pediatricians, internal medicine physicians, general practitioners and pharmacists across Canada.

Through a team of internal sales professionals, we market a portfolio of acute care auto-injector products to the pre-hospital emergency services market, which includes U.S. federal, state and local governments, public health agencies, emergency medical personnel and first responders and approved foreign governments.

Competition

Branded Prescription Pharmaceuticals

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

Some of our branded prescription pharmaceutical products currently face competition from generic substitutes and others may face competition from generic substitutes in the future. For a manufacturer to launch a generic substitute, it must prove to the FDA that the branded prescription pharmaceutical product and the generic substitute are therapeutically equivalent. The manufacturers of generic products typically do not bear the research and development costs and, consequently, are able to offer such products at considerably lower prices than the branded equivalents. There are, however, a number of factors which enable some products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of a broader range of alternative formulations than the manufacturers of generic products typically supply.

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

Patents that claim a composition of matter relating to a drug or certain methods of using a drug are required to be listed in the FDA’s Orange Book. The FDA’s regulations prohibit listing of certain types of patents. Thus, some patents that are issued are not eligible for listing in the FDA’s Orange Book and thus not eligible for protection by a 30-month stay of FDA approval of the ANDA.

Animal Health Segment

Our animal health products compete in a highly competitive global market under the Alpharma brand name, customer service and price. Some of our competitors in the animal health industry offer a wide range of products with various therapeutic and production enhancing qualities. Some of the principal global competitors include Eli Lilly and Company (Elanco), Pennfield, Phibro Animal Health, Novartis and Huvepharma. Given our strong market position in MFAs and experience in obtaining requisite FDA approvals for combination claims, we believe we have a competitive advantage in marketing MFAs under the FDA approved combination clearances. No assurances can be given, however, that third parties will continue to cooperate in seeking combination approval for our products, and we expect additional entrants in the generic MFA market in the future. More than half of our animal health net sales are derived from products sold in the U.S., and we have a growing presence in Europe, Mexico, Canada, South America and Asia.

Meridian Auto-Injector Segment

In the commercial business of our Meridian Auto-Injector segment, we compete directly with companies that manufacture drug injection devices, whether such devices are automatic or non-automatic, variable dose pen-like injection devices, reloadable injection devices or disposable needle-free injection systems. EpiPen® competes with other approved devices which administer epinephrine intramuscularly. EpiPen® has not experienced a significant decline in market share as new competitors have entered the market. Additional competitors are expected to enter the market in the future.

Meridian is the sole supplier of auto-injectors to the U.S. government for military use and faces limited competition for auto-injector devices in U.S. and approved foreign markets.

Research and Development

Branded Prescription Pharmaceuticals and Meridian Auto-Injector Segments

We are engaged in the development of chemical compounds, including new chemical entities, which provide us with opportunities for the commercialization of new branded prescription pharmaceutical products. In addition to developing new chemical compounds, we pursue strategies to enhance the value of existing products by developing new uses, formulations, and drug delivery technology that may provide additional benefits to patients and by improving the quality and efficiency of our manufacturing processes.

We invest in research and development because we believe it is important to our long-term growth. We presently employ approximately 100 people in research and development, including pre-clinical and toxicology experts, pharmaceutical formulation scientists, clinical development experts, medical affairs personnel, regulatory affairs experts, data scientists/statisticians and project managers.

We outsource a substantial portion of our research and development activities. This approach provides us with substantial operational flexibility while minimizing internal fixed costs. Using this approach, we supplement our internal efforts by collaborating with independent research organizations, including educational institutions and research-based pharmaceutical and biotechnology companies, and contracting with other parties to perform research in their facilities. We use the services of physicians, hospitals, medical schools, universities, and other research organizations worldwide to conduct clinical trials to establish the safety and efficacy of new products. We seek investments in external research and technologies that hold the promise to complement and strengthen our own research efforts. These investments can take many forms, including in-licensing arrangements, development agreements, joint ventures and the acquisition of products in development.

Drug development is time-consuming and expensive. Only a small percentage of chemical compounds discovered by researchers prove to be both medically effective and safe enough to become an approved medicine. The process from discovery to regulatory approval typically takes 10 to 15 years, or longer. Drug candidates can fail at any stage of the process, and even late-stage product candidates frequently fail to receive regulatory approval.

Clinical trials are conducted in a series of sequential phases, with each phase designed to address a specific research question. In Phase I clinical trials, researchers test a new drug or treatment in a small group of people to evaluate the drug’s safety, determine a safe dosage range and identify side effects. In Phase II clinical trials, researchers give the drug or treatment to a larger population to assess effectiveness and to further evaluate safety. In Phase III clinical trials, researchers give the drug or treatment to an even larger population to confirm its effectiveness, monitor side effects, compare it to commonly used treatments and collect information that will allow the drug or treatment to be used safely. The results of Phase III clinical trials are pivotal for purposes of obtaining FDA approval of a new product. Phase IV clinical trials are typically conducted after FDA approval in order to broaden the understanding of the safety and efficacy of a drug as used in actual clinical practice or to explore alternative or additional uses.

Our development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxy®, a novel formulation of long-acting oxycodone with a proposed indication for the treatment of moderate to severe chronic pain, is specifically designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone products that are currently available.

•	Acurox® Tablets, a patented, orally administered, immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient, has a proposed indication for the relief of moderate to severe pain. Acurox® uses Acura Pharmaceuticals Inc.’s (“Acura”) patented Aversion® Technology, which is designed to deter misuse and abuse by intentional swallowing of excess quantities of tablets, intravenous injection of dissolved tablets and nasal snorting of crushed tablets.

•	CorVuetm (binodenoson) is our next generation cardiac pharmacologic stress-imaging agent.

•	Vanquixtm, a diazepam-filled auto-injector with a proposed indication for the treatment of acute, repetitive epileptic seizures, is currently in Phase III clinical trials.

•	Eladur®, an investigational transdermal bupivacaine patch for the treatment of pain, is currently in Phase II clinical trials.

•	Oxycodone NT, a novel formulation of long-acting oxycodone for the treatment of moderate to severe chronic pain, is currently in early stages of clinical development. Oxycodone NT is specifically designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone products that are currently available.

•	Hydrocodone NT, a novel formulation of long-acting hydrocodone for treatment of moderate-to-severe chronic pain, is currently in early stages of clinical development. Hydrocodone NT is specifically designed to resist certain common methods of misuse and abuse associated with long-acting hydrocodone products that are currently available.

For additional information regarding certain research and development projects, see “Recent Developments” in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Animal Health Segment

Our animal health business development efforts focus on activities complementary to in-licensing and co-developing technology through third parties and expanding the geographic reach of our current product line with new registrations in new jurisdictions. In addition, we conduct technical product development activities at our Willow Island, West Virginia; Chicago Heights, Illinois and Bridgewater, New Jersey facilities, as well as through contract research organizations and independent research facilities. We presently employ approximately 20 regulatory and development professionals in our animal health business.

Research and Development Expenses

Our research and development expenses totaled $98.7 million in 2009 compared to $145.2 million in 2008 and $149.4 million in 2007, excluding research and development in process at the time of acquisition of a product. These amounts also exclude research and development expenses incurred by Alpharma in 2008 and 2007 since it was not acquired until the end of December 2008. In-process research and development expenses were $598.5 million for the year ended December 31, 2008 and $35.3 million for the year ended December 31, 2007. In-process research and development represents the actual cost of acquiring rights to branded prescription pharmaceutical projects in development from third parties, which costs were expensed during 2008 and 2007 at the time of acquisition. The in-process research and development expenses in 2008 relate primarily to our acquisition of Alpharma on December 29, 2008.

Intellectual Property

Patents, Licenses and Proprietary Rights

The protection of discoveries in connection with our development activities is critical to our business. The patent positions of pharmaceutical companies, including ours, are uncertain and involve legal and factual questions which can be difficult to resolve. We seek patent protection in the United States and selected foreign countries where and when appropriate. Certain generic companies have challenged patents on Skelaxin®, Avinza® and EpiPen®. Please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements” for additional information.

Skelaxin® has three method-of-use patents listed in the FDA’s Orange Book, two of which expire in December 2021 and the last of which expires in February 2026. On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid United States Patent Nos. 6,407,128 and 6,683,102, two patents relating to Skelaxin®, our branded muscle relaxant. On June 4, 2009, the court entered final judgment against us. On July 1, 2009, we filed a notice of appeal to the Federal Circuit, and we filed our appeal brief with the Federal Circuit on November 23, 2009. We intend to vigorously defend our interests. In addition, in January 2008, we entered into an agreement with CorePharma, LLC providing it with a license to launch an authorized generic version of Skelaxin® in December 2012 or earlier under certain conditions.

Avinza® has a formulation patent listed in the FDA’s Orange Book that expires in November 2017.

Flector® Patch has a formulation patent listed in the FDA’s Orange Book that expires in April 2014.

Embeda® has several formulation patent applications pending. We received two notices of allowance from the United States Patent and Trademark Office in pending applications covering the Embeda® formulation and its method of use in treating pain. Issue fees have been paid and we expect the patents to issue in due course. Once issued, we intend to list these patents in the FDA’s Orange Book.

Our Meridian Auto-Injector segment has a patent covering the next generation auto-injector (“NGA”) for use with epinephrine to be sold under the EpiPen® brand name listed in the FDA’s Orange Book that expires in September 2025.

We receive royalties on sales of Adenoscan®, a product that we developed. We have certain rights tied to a patent covering this product which does not expire until 2015. In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. (“Teva”) providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012, or earlier, under certain conditions.

In addition to the intellectual property for the currently marketed products described above, we also have created, acquired or licensed intellectual property related to various products currently under development. For example, in connection with our collaborative agreement with Pain Therapeutics, Inc., we have acquired an exclusive license (subject to pre-existing license rights granted by Pain Therapeutics) to certain intellectual property rights related to opioid formulations, including Remoxy®, which is currently in development for the treatment of moderate to severe chronic pain. In connection with our collaborative agreement with Acura, we have acquired a license to intellectual property rights related to the Aversion® Technology platform. We have exclusive rights to patents related to CorVuetm. We acquired certain intellectual property rights from Mutual Pharmaceutical Company, Inc. (“Mutual”) related to metaxalone, the active pharmaceutical ingredient in Skelaxin®. As part of our acquisition of Alpharma, we have acquired rights to intellectual property related to several products in development. Finally, in connection with a collaboration agreement with Durect Corporation, we obtained rights to a bupivacaine patch (Eladur®).

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

Trademarks

We sell our branded products under a variety of trademarks. We believe that we have valid proprietary interests in all currently used trademarks, including those for our principal branded prescription pharmaceutical and animal health products registered in the United States and selected foreign countries.

Government Regulation

Branded Prescription Pharmaceuticals and Meridian Auto-Injector Segments

Our business and our products are subject to extensive and rigorous regulation. Pharmaceutical products are subject to pre-market approval requirements. New drugs are approved under, and are subject to, the Food, Drug and Cosmetics Act (“FDC Act”) and related regulations. Biological drugs are subject to both the FDC Act and the Public Health Service Act, (“PHS Act”) and related regulations. Biological drugs are licensed under the PHS Act.

At the federal level, we are principally regulated by the FDA as well as by the Drug Enforcement Agency (“DEA”), a division of the Department of Justice (“DOJ”), the Consumer Product Safety Commission, the Federal Trade Commission (“FTC”), the Occupational Safety and Health Administration, and the U.S. Environmental Protection Agency (“EPA”). The FDC Act, the regulations thereunder, and other federal and state statutes and regulations govern, among other things, the development, testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of branded prescription pharmaceutical products.

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

When we acquire the right to market an existing approved branded prescription pharmaceutical product, both we and the former application holder are required to submit certain information to the FDA. This information, if adequate, results in the transfer of marketing rights to us. We are also required to report to the FDA, and sometimes acquire prior approval from the FDA for certain changes in an approved NDA or Biologics Licensing Application, as set forth in the FDA’s regulations. When advantageous, we transfer the manufacture of acquired branded prescription pharmaceutical products to other manufacturing facilities, which may include manufacturing assets we own, after regulatory requirements are satisfied. In order to transfer manufacturing of acquired products, the prospective new manufacturing facility must demonstrate, through the filing of information with the FDA, that it can manufacture the product in accordance with current Good Manufacturing Practices (“cGMPs”) and the specifications and conditions of the approved marketing application. There can be no assurance that the FDA will grant necessary approvals in a timely manner, if at all.

The FDA mandates that drugs be manufactured, packaged and labeled in conformity with cGMPs at all times. In complying with cGMPs, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the products meet applicable specifications and other requirements to ensure product safety and efficacy.

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

The federal government has extensive enforcement powers over the activities of pharmaceutical manufacturers, including the authority to withdraw product approvals at any time, commence actions to seize and prohibit the sale of unapproved or non-complying products, halt manufacturing operations that are not in compliance with cGMPs, initiate enforcement actions based on promotional materials that are false or misleading, and impose or seek injunctions, voluntary or involuntary recalls, and civil monetary and criminal penalties. A restriction or prohibition on sales or withdrawal of approval of products marketed by us could materially adversely affect our business, financial condition or results of operations.

Certain of the branded prescription pharmaceutical products we manufacture and sell are “controlled substances” as defined in the Controlled Substances Act and related federal and state laws. These laws establish certain security, licensing, record keeping, reporting and personnel requirements administered by the DEA and state authorities. The DEA has dual missions of law enforcement and regulation. The former deals with the illicit aspects of the control of abusable substances and the equipment and raw materials used in making them. The DEA shares enforcement authority with the Federal Bureau of Investigation, another division of the DOJ. The DEA’s regulatory responsibilities are concerned with the control of licensed manufacturers, distributors and dispensers of controlled substances, the substances themselves and the equipment and raw materials used in their manufacture and packaging in order to prevent these articles from being diverted into illicit channels of commerce. We maintain appropriate licenses and certificates with the DEA and applicable state authorities in order to engage in the development, manufacturing and distribution of pharmaceutical products containing controlled substances.

The distribution and promotion of pharmaceutical products is subject to the Prescription Drug Marketing Act (“PDMA”), a part of the FDC Act, which regulates distribution activities at both the federal and state levels. Under the PDMA and its implementing regulations, states are permitted to require registration of manufacturers and distributors who provide pharmaceuticals even if these manufacturers or distributors have no place of business within the state. States are also permitted to adopt regulations limiting the distribution of product samples to licensed practitioners, and in several states distributing samples of controlled substances to licensed practitioners is prohibited. The PDMA also imposes extensive licensing, personnel record keeping, packaging, labeling, product handling, storage and security requirements intended to prevent the sale of pharmaceutical product samples or other diversions of samples.

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

Animal drugs must be reviewed by and registered with the FDA for marketing in the United States and approved or registered by similar regulatory agencies in other countries, most notably those in Canada, the European Union (“EU”), Asia, Mexico and South America. Regulatory approvals for products to be used in food-producing animals are complex due to, among other things, the possible impact on humans. Government regulation of our animal health products includes detailed inspections of, and controls over, testing, manufacturing, safety, efficacy, labeling, storage, record keeping, reporting, approval, advertising, promotion, sale and distribution.

Approval also must be granted in the United States for the use of an animal drug in combination with other animal drugs in feeds. Such combination approvals generally require the cooperation of other manufacturers to consent to authorize the FDA to refer to such manufacturer’s New Animal Drug Application (“NADA”) in support of our regulatory submissions. This consent is necessary to obtain approval from the FDA for the use of an animal drug in combination with other animal drugs in feeds. To date, we have been successful in obtaining the cooperation of third parties to seek combination approval for many products, which extends the reach and potential market share of such products.

Manufacturing

We require a supply of quality raw materials and components to manufacture and package drug products. Generally, we have not had difficulty obtaining raw materials and components from suppliers. Currently, we rely on more than 500 suppliers to deliver the necessary raw materials and components for our products.

Branded Prescription Pharmaceuticals and Meridian Auto-Injector Segments

We manufacture certain of our own branded prescription pharmaceutical products at facilities located in Bristol, Tennessee; Rochester, Michigan; Middleton, Wisconsin; and St. Petersburg, Florida. Our Meridian Auto-Injector manufacturing facility is located in St. Louis, Missouri. These facilities have manufacturing, packaging, laboratory, office and warehouse space. We are licensed by the DEA to procure and produce controlled substances at our Bristol, Tennessee facility. We maintain an operational excellence program utilizing Six Sigma and lean manufacturing techniques to identify and execute cost-saving and process-improvement initiatives.

We are capable of producing a broad range of dosage forms, including injectables, tablets and capsules, creams and ointments. We believe this manufacturing versatility allows us to pursue drug development and product line extensions more efficiently. However, currently many of our product lines, including Embeda® Skelaxin®, Thrombin-JMI®, Avinza®, and Flector® Patch are manufactured for us by third parties and there is currently no secondary manufacturer with the required regulatory approvals to manufacture these products. Our branded prescription pharmaceutical and Meridian Auto-Injector facilities generally operate at moderate capacity utilization rates except for the Bristol facility that currently has a low level of capacity utilization. Although the capacity utilization at our Bristol facility was lower in 2009 and 2008 than in previous years, we expect that the capacity utilization at that location will increase in future years. We are transferring the production of Levoxyl® from our St. Petersburg facility to our Bristol facility. Following the transfer, which we expect to complete in the second half of 2010, we will close our St. Petersburg facility. In addition, we plan to increase some of the utilization at our Bristol facility by manufacturing some of the new products we expect to emerge from our pipeline in the near future.

In addition to manufacturing, we have fully integrated manufacturing support systems, including quality assurance, quality control, regulatory management and logistics. We believe that these support systems enable us to maintain high standards of quality for our products and simultaneously deliver reliable goods to our customers on a timely basis.

Animal Health Segment

We produce our animal health products in several manufacturing facilities, including those located in Chicago Heights, Illinois, which contains a modern fermentation and recovery plant; Shenzhou, China; Yantai, China; Longmont, Colorado, which produces the majority of our soluble antibiotics and vitamins; Willow Island, West Virginia, which produces chlortetracycline (“CTC”) and lasalocid; Van Buren, Arkansas, which blends Bio-Cox®; Salisbury, Maryland, which blends Avatec® and Bovatec®; and Eagle Grove, Iowa, which blends Aureomycin® products. Process improvement and manufacturing development is performed primarily at the Chicago Heights, Willow Island and Shenzhou facilities. In addition, we make significant use of third-party facilities. Our animal health facilities generally operate at moderate capacity utilization rates except the Chicago Heights and Willow Island facilities, which currently have a high level of capacity utilization, and the Yantai facility, which currently has a low level of capacity utilization.

Environmental Matters

Our operations are subject to numerous and increasingly stringent federal, state, local and foreign environmental laws and regulations concerning, among other things, the generation, handling, storage, transportation, treatment and disposal of toxic and hazardous substances and the discharge of pollutants into the air and water. Environmental permits and controls are required for some of our operations and these permits are subject to modification, renewal and revocation by the issuing authorities. We believe that our facilities are in substantial compliance with our permits and environmental laws and regulations and do not believe that future compliance with current environmental laws will have a material adverse effect on our business, financial condition or results of operations. Our environmental capital expenditures and costs for environmental compliance were immaterial in 2009 and 2008, but may increase in the future as a result of changes in environmental laws and regulations or as a result of increased manufacturing activities at any of our facilities.

For more information about pending environmental matters, please see Note 19. “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.”

Backlog

There was no material backlog as of February 25, 2010.

Executive Officers

Name	Age	Position with the Company

Brian A. Markison	50	President, Chief Executive Officer and Chairman of the Board of Directors
Joseph Squicciarino	53	Chief Financial Officer
James W. Elrod	49	Chief Legal Officer, Secretary
Stephen J. Andrzejewski	44	Chief Commercial Officer
Frederick Brouillette, Jr.	58	Corporate Compliance Officer
Eric J. Bruce	53	President, Alpharma Animal Health
Eric G. Carter, M.D., Ph.D.	57	Chief Science Officer

Brian A. Markison was elected Chairman of the Board in May 2007. He has been President and Chief Executive Officer and a director since July 2004. He joined King as Chief Operating Officer in March 2004. Mr. Markison served in various positions with Bristol-Myers Squibb Company beginning in 1982, most recently as President of Bristol-Myers Squibb’s Oncology, Virology and Oncology Therapeutics Network businesses. Between 1998 and 2001, he served as Senior Vice President, Neuroscience/Infectious Disease; President, Neuroscience/Infectious Disease/Dermatology; and Vice President, Operational Excellence and Productivity. He also held various sales and marketing positions. Mr. Markison is a member of the Board of Directors of Immunomedics, Inc., a publicly-held company. He graduated from Iona College in 1982 with a Bachelor of Science degree.

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

James W. Elrod has served as King’s Chief Legal Officer/General Counsel since February 2006 and Secretary since May 2005. He was Acting General Counsel from February 2005 to February 2006. He has worked in various positions with King since September 2003, including Vice President, Legal Affairs. Prior to joining King he served in various capacities at Service Merchandise Company, Inc. including Vice President, Legal Department. He previously practiced law in Nashville, Tennessee. Mr. Elrod earned a Juris Doctor degree from the University of Tennessee and a Bachelor of Arts degree from Berea College.

Stephen J. Andrzejewski has served as King’s Chief Commercial Officer since October 2005. He was previously Corporate Head, Commercial Operations, a position he held since May 2004. Prior to joining King, Mr. Andrzejewski was Senior Vice President, Commercial Business at Endo Pharmaceuticals Inc. since June 2003. He previously served in various positions with Schering-Plough Corporation beginning in 1987, including Vice President of New Products and Vice President of Marketing, and was responsible for launching the Claritin® product. Mr. Andrzejewski graduated cum laude from Hamilton College with a Bachelor of Arts degree in 1987 and in 1992 graduated from New York University’s Stern School of Business with a Master of Business Administration degree.

Frederick Brouillette, Jr. has served as King’s Corporate Compliance Officer since August 2003. He served as Executive Vice President, Finance from January 2003 until August 2003 and prior to that as Vice President, Risk Management beginning in February 2001. Before joining King, Mr. Brouillette, a Certified Public Accountant, was with PricewaterhouseCoopers for 4 years, serving most recently in that firm’s Richmond, Virginia office, providing internal audit outsourcing and internal control consulting services. He was formerly a chief internal audit executive for two major public corporations and served for 12 years in the public accounting audit practice of Peat, Marwick Mitchell & Co., the predecessor firm to KPMG. Mr. Brouillette is a member of the Virginia Society of Certified Public Accountants, the American Institute of Certified Public Accountants, and the Institute of Internal Auditors. He graduated with honors from the University of Virginia’s McIntire School of Commerce in 1973 with a Bachelor of Science degree in accounting.

Eric J. Bruce has served as President, Alpharma Animal Health since February 2009. Previously he has served as Chief Technical Operations Officer since June 2005. Prior to joining King, Mr. Bruce was Vice President of Operations for Mallinckrodt Pharmaceuticals, a position he held since 2000. Previously, he was Vice President of Manufacturing for Kendall Health Care from 1997 until 2000, and from 1996 until 1997 he held various positions with INBRAND, including that of Senior Vice President of Manufacturing. Mr. Bruce graduated from the Georgia Institute of Technology in 1978 with a Bachelor of Science degree in Industrial Management.

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

Employees

As of February 23, 2010, we employed approximately 2,640 full-time and 9 part-time persons.

Available Information

Our website is www.kingpharm.com, where you may view our Corporate Code of Conduct and Ethics (“Code of Conduct”). To the extent permitted by U.S. Securities and Exchange Commission (“SEC”) and New York Stock Exchange (“NYSE”) regulations, we intend to disclose information as to any amendments to the Code of Conduct and any waivers from provisions of the Code of Conduct for our principal executive officer, principal financial officer, and certain other officers by posting the information on our website, to the extent such matters arise. We make available through our website, free of charge, our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments, as well as other documents, as soon as reasonably practicable after their filing with the SEC. These filings are also available to the public through the Internet at the website of the SEC, www.sec.gov. You may also read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room.

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

Risks Related to Our Businesses

The uncertainty and expense of the drug development process, actions by our competitors and regulatory agencies and other factors may adversely affect our ability to implement our strategy to grow our business through increased sales, acquisitions, development and in-licensing, and, as a result, our business or competitive position in the pharmaceutical industry may suffer.

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

Branded prescription pharmaceutical development projects, including those for which we have collaboration agreements with third parties, include the following:

•	Remoxy®, a drug for the treatment of moderate to severe chronic pain that we are developing with Pain Therapeutics, Inc.;

•	Acurox® Tablets, a drug for the treatment of moderate to severe pain that we are developing with Acura;

•	Oxycodone NT, a drug for treatment of moderate to severe chronic pain; and

•	Hydrocodone NT, a drug for treatment of moderate to severe chronic pain.

We compete with other pharmaceutical companies, including large pharmaceutical companies with financial, human and other resources substantially greater than ours, in the development and licensing of new products. We cannot assure you that we will be able to:

•	engage in product life-cycle management to develop new indications and line extensions for existing and acquired products;

•	successfully develop, license or commercialize new products on a timely basis or at all;

•	continue to develop products already in development in a cost effective manner; or

•	obtain any FDA approvals necessary to successfully implement the strategies described above.

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

Under the Hatch-Waxman Act, any generic pharmaceutical manufacturer may file an ANDA with a certification, known as a “Paragraph IV certification,” challenging the validity of or claiming non-infringement of a patent listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, which is known as the “FDA’s Orange Book,” four years after the pioneer company obtains approval of its NDA. As more fully described in Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements,” other companies have filed Paragraph IV certifications challenging the patents associated with some of our key products. For example, in January 2009, a U.S. District Court ruled invalid two key patents related to Skelaxin® based on Paragraph IV challenges. We have appealed the judgment, but the appeal may be unsuccessful. If any of these Paragraph IV challenges succeeds, our affected product would face generic competition and its sales would likely decline materially. Should sales decline, we may have to write off a portion or all of the intangible assets associated with the affected product.

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

Additionally, we have inventory purchase commitments related to purchase orders and certain supply agreements which contain minimum purchase commitments. If loss of market exclusivity or other factors cause sales of our products to fall below amounts necessary to use the inventory we have committed to purchase, we may incur losses in connection with those supply agreements or purchase orders.

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

While most of the government activity in this area has involved products other than those that we offer for sale, the EU and a number of non-EU countries, including Norway and Turkey, banned the use of zinc bacitracin, a feed antibiotic growth promoter manufactured by us and others that has been used in livestock feeds for over 40 years. We have not sold this product as a feed additive growth promoter in these countries since the bans took effect (initially in the EU in July 1999; in Turkey, Bulgaria and Romania (the latter two now part of the EU) in 2000; and in Norway in January 2006). The EU ban is based upon the “Precautionary Principle,” which states that a product may be withdrawn from the market based upon a finding of a potential threat of serious or irreversible damage even if such finding is not supported by scientific certainty.

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

In July 2005, the FDA withdrew the approval of an antibiotic poultry water medication due to concerns regarding antibiotic resistance in humans. While we do not market this drug, this ruling could be significant if its conclusions were expanded to the MFAs sold by us. In the absence of new legislation, it is uncertain what additional actions, if any, the FDA may take for approved animal drug products. However, the FDA has established guidance for the industry on how to prepare assessments comparing the risks associated with the use of specific antibiotic products in food producing animals, including those sold by us. While we do not believe that the current guidance would have a materially adverse effect on our business, it is subject to change.

We cannot predict whether the present ban of zinc bacitracin products may be expanded or whether other antibiotic restrictions will be introduced. If any one of the following events occurs, the resulting loss of sales could be material to our financial condition, cash flows and results of operations:

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

Unfavorable results in pending and future claims and litigation matters could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

The terms of our Revolving Credit Facility restricts, and other borrowing arrangements in the future could similarly restrict, our activities in various ways.

The Senior Secured Revolving Credit Facility (“Revolving Credit Facility”) contains certain covenants that, among other things, restrict additional indebtedness, liens and encumbrances, sale and leaseback transactions, loans and investments, acquisitions and purchases, dividends and other restricted payments, transactions with affiliates, asset dispositions, mergers and consolidations, prepayments, redemptions and repurchases of other indebtedness and other matters customarily restricted in such agreements.

The Revolving Credit Facility also contains customary events of default, including, without limitation, payment defaults, breaches of representations and warranties, covenant defaults, cross-defaults to certain other material indebtedness in excess of specified amounts, certain events of bankruptcy and insolvency, certain ERISA events, judgments in excess of specified amounts, certain impairments to the guarantees, and change in control. The breach of any covenants or obligations under the Revolving Credit Facility could result in a default which could trigger acceleration of (or the right to accelerate) the related debt. In addition, our lenders would be entitled to proceed against the collateral securing the indebtedness. If any of our indebtedness were to be accelerated, it could adversely affect our ability to operate our business or we may be unable to repay such debt, and, therefore, such acceleration could adversely affect our results of operations, financial condition and, consequently, the price of our common stock.

We may enter into other borrowing arrangements in the future which impose restrictions on us similar to, or more restrictive than, the terms of the Revolving Credit Facility.

For more information about the terms of the Revolving Credit Facility, please see Note 13, “Long Term Debt,” in Part IV, Item 15(a)(1), “Financial Statements”.

Any significant delays or difficulties in the manufacture of, or supply of materials for, our products may reduce our profit margins and revenues, limit the sales of our products, or harm our products’ reputations.

Many of our products, including Embeda®, Skelaxin®, the Flector® Patch, Thrombin-JMI®, Avinza® and certain animal health products and ingredients, are currently manufactured in part or entirely by third parties. In addition, many of these products are produced by manufacturers for which there is no secondary manufacturer with the required regulatory approvals. Our dependence upon third parties for the manufacture of certain products may adversely affect our profit margins or may result in unforeseen delays or other problems beyond our control. For example, if any of these third parties is not in compliance with applicable regulations, the manufacture of our products could be delayed, halted or otherwise adversely affected. If for any reason we are unable to obtain or retain third-party manufacturers on commercially acceptable terms, we may not be able to distribute our products as planned.

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

International transactions may also involve increased financial and legal risks due to differing legal systems and customs, including risks of non-compliance with U.S. and local laws such as the U.S. Foreign Corrupt Practices Act, the U.S. Arms Export Control Act and the International Traffic in Arms Regulations.

While the impact of these factors is difficult to predict, any of them could adversely affect our business, financial condition, operating results or cash flows. If we were to violate U.S. or local laws, we may be subject to fines, penalties, other costs, loss of ability to do business with the U.S. government or other business-related effects which could adversely affect our business, financial condition, results of operations and cash flows.

We are required annually, or on an interim basis as needed, to review the carrying value of our intangible assets and goodwill for impairment. If sales of our products decline because of, for example, generic competition or an inability to manufacture or obtain sufficient supply of product, the intangible asset value of any declining product could become impaired, which could result in a material adverse effect on our business, financial condition and results of operations.

As of December 31, 2009, we had approximately $1.3 billion of net intangible assets and goodwill. Intangible assets primarily include the net book value of various product rights, trademarks, patents and other intangible rights. If a change in circumstances causes us to lower our future sales forecast for a product, we may be required to write off a portion of the net book value of the intangible assets associated with that product. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. In the event the value of an individual business reporting unit declines significantly, it could result in a non-cash impairment charge. Any impairment of the net book value of any intangible asset or goodwill, depending on the size, could result in a material adverse effect on our business, financial condition and results of operations.

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

For example, we have received civil investigative demands (“CIDs”) for information from the FTC. The CIDs require us to provide information related to our collaboration with Arrow, the dismissal without prejudice of our patent infringement litigation against Cobalt under the Hatch-Waxman Act of 1984 and other information. We are cooperating with the FTC in this investigation.

Sales of Thrombin-JMI® may be affected by the perception of risks associated with some of the raw materials used in its manufacture. If we are unable to maintain purification procedures at our facilities that are in accordance with the FDA’s expectations for biological products generally, the FDA could limit our ability to manufacture biological products at those facilities, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

For the year ended December 31, 2009, our product Thrombin-JMI® accounted for 10.3% of our total revenues. The source material for Thrombin-JMI® comes from bovine plasma and lung tissue which has been certified by the United States Department of Agriculture for use in the manufacture of pharmaceutical products. Bovine-sourced materials, particularly those from outside the United States, may be of some concern because of potential transmission of bovine spongiform encephalopathy, or “BSE.” However, we have taken precautions to minimize the risks of contamination from BSE in our source materials and process. Our principal precaution is the use of bovine materials only from FDA-approved sources in the United States. Accordingly, all source animals used in our production of Thrombin-JMI® are of United States origin. Additionally, source animals used in production of Thrombin-JMI® are generally less than 18 months of age (BSE has not been identified in animals less than 30 months of age).

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

In addition to the challenges associated with complying with the regulations applicable to each of these programs (as discussed below), we are required, among other things, to keep in place our current corporate compliance program, provide specified training to employees, retain an independent review organization to conduct periodic audits of our Medicaid Rebate calculations and our automated systems, processes, policies and practices related to government pricing calculations, and to provide periodic reports to HHS/OIG.

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

Risks Related to Our Industries

New legislation or regulatory proposals may adversely affect our revenues, our business, financial condition, results of operations and cash flows.

A number of legislative and regulatory proposals have been proposed and could be proposed in the future that are broadly aimed at health care reform. Such reform could involve easing safeguards that limit importation and reimportation of prescription products from countries outside the United States, providing preferential treatment to manufacturers of generic pharmaceutical products, imposing additional and possibly conflicting reporting requirements on prescription pharmaceutical companies, reducing the level at which pharmaceutical companies are reimbursed for sales of their products, altering the requirements applicable to health care insurance, and requiring significant monitoring initiatives by manufacturers in an attempt to reduce the misuse and abuse of controlled substances.

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

Virtually all of our activities are regulated by U.S. federal and state statutes and government agencies as well as laws and agencies in foreign countries. The manufacturing, processing, formulation, packaging, labeling, distribution and marketing of our products, and disposal of waste products arising from these activities, are subject to regulation by one or more federal agencies, including the FDA, the DEA, the FTC, the Consumer Product Safety Commission, the Department of Agriculture, the Occupational Safety and Health

Administration, and the EPA, as well as by foreign governments in countries where we manufacture or distribute products.

Failure to comply with the policies or requirements established by these agencies could subject us to enforcement actions or other consequences. For example, noncompliance with applicable FDA policies or requirements could subject us to suspensions of manufacturing or distribution, seizure of products, product recalls, fines, criminal penalties, injunctions, failure to approve pending drug product applications or withdrawal of product marketing approvals. Similar civil or criminal penalties could be imposed by other government agencies, such as the DEA, the EPA or various agencies of the states and localities in which our products are manufactured, sold or distributed, and could have ramifications for our contracts with government agencies, such as the Department of Veterans Affairs or the DoD.

The FDA has the authority and discretion to withdraw existing marketing approvals and to review the regulatory status of marketed products at any time. For example, the FDA may require withdrawal of an approved marketing application for any drug product marketed if new information reveals problems with a drug’s safety or efficacy. All drugs must be manufactured in conformity with cGMPs and drug products subject to an approved application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the approved application.

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

Commercial success in producing, marketing and selling branded prescription pharmaceutical products depends, in part, on the availability of adequate reimbursement from third-party healthcare payors, such as the government, private health insurers and managed care organizations. Third-party payors are increasingly challenging whether to reimburse certain pharmaceutical products and medical services. For example, many managed healthcare organizations limit reimbursement of pharmaceutical products. These limits may take the form of formularies with differential co-pay tiers. The resulting competition among pharmaceutical companies to maximize their product reimbursement has generally reduced growth in average selling prices across the industry. We cannot assure you that our products will be appropriately reimbursed or included on the formulary lists of managed care organizations or any or all Medicare Part D plans, or that downward pricing pressures in the industry generally will not negatively impact our operations.

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

An increase in product liability claims or product recalls could harm our business and our financial condition, results of operations and cash flows could be materially adversely affected.

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

The insolvency of, or decreased purchasing by, any of our principal customers, who are wholesale pharmaceutical distributors, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As with most other pharmaceutical companies, the primary customers for our branded prescription pharmaceutical products are wholesale pharmaceutical distributors. The wholesale distributor network for pharmaceutical products has in recent years been subject to increasing consolidation, which has increased our, and other industry participants’, customer concentration. Accordingly, three key customers accounted for approximately 61% of our gross sales and a significant portion of our accounts receivable for the fiscal year ended December 31, 2009. The insolvency of or decreased purchasing by any of our principal customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our primary facilities, which serve the principal purposes and business segments indicated below are as follows:

Location	Principal Purposes	Business Segment(s)

Bristol, Tennessee	Manufacturing, Distribution, and Administration	Branded Prescription Pharmaceuticals
Rochester, Michigan	Manufacturing	Branded Prescription Pharmaceuticals
St. Louis, Missouri	Manufacturing	Meridian Auto-Injector
St. Petersburg, Florida	Manufacturing	Branded Prescription Pharmaceuticals
Middleton, Wisconsin	Manufacturing	Branded Prescription Pharmaceuticals
Van Buren, Arkansas	Manufacturing	Animal Health
Longmont, Colorado	Manufacturing	Animal Health
Chicago Heights, Illinois	Manufacturing	Animal Health
Eagle Grove, Iowa	Manufacturing	Animal Health
Salisbury, Maryland	Manufacturing	Animal Health
Willow Island, West Virginia	Manufacturing	Animal Health
Shenzhou, China	Manufacturing	Animal Health
Yantai, China	Manufacturing	Animal Health

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

Our principal executive offices and centralized branded prescription pharmaceuticals distribution center are located in Bristol, Tennessee. We consider our properties to be generally in good condition, well maintained, and generally suitable and adequate to carry on our business.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the range of high and low sales prices per share of our common stock for the periods indicated. Our common stock is listed on the NYSE, where it trades under the symbol “KG.” There were approximately 795 shareholders of record on February 23, 2010.

	2009
	High	Low

First quarter	$10.90	$5.86
Second quarter	10.23	6.68
Third quarter	10.97	8.80
Fourth quarter	12.45	9.92

	2008
	High	Low

First quarter	$12.40	$8.26
Second quarter	10.61	8.47
Third quarter	12.60	8.83
Fourth quarter	10.66	6.98

On February 24, 2010, the closing price of our common stock as reported on the NYSE was $11.56. For information regarding our equity compensation plans, please see Note 21, “Stock-Based Compensation,” in Part IV, Item 15(a)(1), “Financial Statements.”

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN

The following graph compares the cumulative five-year total return provided shareholders on King’s common stock relative to the cumulative total returns of the S&P 500 Index and the NYSE US SIC Code 2830-2839, Drug index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on December 31, 2004 and its relative performance is tracked through December 31, 2009.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
Among King, the S&P 500 Index
and NYSE US SIC Code 2830-2839, Drug

	12/04	12/05	12/06	12/07	12/08	12/09

King	100.0	136.45	128.39	82.58	85.65	98.95
S&P 500	100.0	104.91	121.48	128.16	80.74	102.11
NYSE US SIC Code 2830-2839, Drug index	100.0	95.20	110.77	117.28	96.00	108.55

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

We have never paid cash dividends on our common stock. The payment of cash dividends is subject to the discretion of the Board of Directors and is limited by the terms of our Revolving Credit Facility. We currently anticipate that for the foreseeable future we will retain our earnings.

Item 6.	Selected Financial Data

The table below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our audited consolidated financial statements and related notes included elsewhere in this report.

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statement of Income Data:
Total revenues	$1,776,500	$1,565,061	$2,136,882	$1,988,500	$1,772,881

Operating income (loss)	236,354	(220,409)	227,028	402,421	180,079
Income (loss) from continuing operations before income taxes and discontinued operations	150,589	(216,156)	238,357	417,003	178,115
Income tax expense	58,636	125,880	62,888	132,975	61,485

Income (loss) from continuing operations	91,953	(342,036)	175,469	284,028	116,630
Income (loss) from discontinued operations(1)	—	—	(237)	367	1,203

Net income (loss)	$91,953	$(342,036)	$175,232	$284,395	$117,833

Income (loss) per common share:
Basic:
Income (loss) from continuing operations	$0.38	$(1.40)	$0.72	$1.17	$0.48
Income from discontinued operations	—	—	—	—	0.01

Net income (loss)	$0.38	$(1.40)	$0.72	$1.17	$0.49

Diluted:
Income (loss) from continuing operations	$0.37	$(1.40)	$0.72	$1.17	$0.48
Income from discontinued operations	—	—	—	—	0.01

Net income (loss)	$0.37	$(1.40)	$0.72	$1.17	$0.49

Dividends declared per share of common stock	$0.00	$0.00	$0.00	$0.00	$0.00

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Working capital	$632,947	$662,143	$1,366,569	$1,055,677	$276,329
Total assets	3,328,590	4,228,580	3,390,010	3,284,937	2,965,242
Total debt	428,228	1,321,915	297,747	282,216	345,000
Shareholders’ equity	2,369,307	2,233,799	2,576,198	2,361,796	1,973,422

(1)	Reflects the classification of certain legacy product lines as discontinued operations.

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

Forward-looking statements in this report include, but are not limited to, those regarding:

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Skelaxin®, Avinza®, Thrombin-JMI®, Flector® Patch, Embeda® , Levoxyl®, Altace® and Cytomel®;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza®, EpiPen® and Adenoscan®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the timing or outcomes of regulatory processes or the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin®, Avinza® and EpiPen® patent challenges, litigation, and other legal proceedings described in this report;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities.

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

Branded prescription pharmaceutical products are innovative products sold under a brand name that have, or previously had, some degree of market exclusivity. Our branded prescription pharmaceuticals include neuroscience products (primarily pain medicines), hospital products, and legacy brands, all of which are for use in humans. Our auto-injector business manufactures acute care medicines for use in humans that are delivered using an auto-injector. Our animal health business is focused on medicated feed additives (“MFAs”) and water-soluble therapeutics primarily for poultry, cattle, and swine.

Our corporate strategy is focused on specialty markets, particularly specialty-driven branded prescription pharmaceutical markets. We believe our target markets have significant potential, and our organization is aligned to focus on these markets. Our growth in specialty markets is achieved through both acquisitions and organic growth. Our strategy focuses on growth through the acquisition of novel branded prescription pharmaceutical products and technologies that we believe complement the commercial footprint we have established in the neuroscience and hospital markets. We strive to be a leader in developing and commercializing innovative, clinically-differentiated therapies and technologies in these target, specialty-driven markets. We may also seek company acquisitions that add commercialized products or products in development, technologies or sales and marketing capabilities to our existing platforms or that otherwise complement our operations. We also have a commitment to research and development and advancing the products and technologies in our development pipeline.

We work to achieve organic growth by maximizing the potential of our currently marketed products through sales and marketing and product life-cycle management. By “product life-cycle management,” we mean the extension of the economic life of products, including seeking and obtaining necessary governmental approvals, by securing from the U.S. Food and Drug Administration (“FDA”) additional approved uses for our products, developing and producing different strengths, producing different package sizes, developing new dosage forms, and developing new product formulations.

We market our branded prescription pharmaceutical products, primarily through a dedicated sales force, to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico.

Through a team of internal sales professionals, our auto-injector business markets a portfolio of acute care auto-injector products to the pre-hospital emergency services market, which includes U.S. federal, state and local governments, public health services, emergency medical personnel and first responders and approved foreign governments.

Our animal health products of our wholly-owned subsidiary Alpharma Inc. (“Alpharma”) are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our animal health products are sold primarily through the use of distributors and other third-party sales companies.

Recent Developments

Embeda®

In August 2009, the FDA approved Embeda® (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. Embeda® contains pellets of an extended-release oral formulation of morphine sulfate, an opioid receptor agonist, surrounding an inner core of naltrexone hydrochloride, an opioid receptor antagonist. When Embeda® is used as directed, the inner core of naltrexone remains sequestered and passes through the body without any clinical effect. When Embeda® is tampered by crushing or chewing, the naltrexone is released and can antagonize the effects of the morphine. Embeda® is the first FDA-approved long-acting opioid designed to reduce drug liking and euphoria when tampered with by crushing or chewing. However, the clinical significance of the degree of reduction in drug liking and euphoria reported in clinical studies has not yet been established. There is no evidence that the naltrexone in Embeda® reduces the abuse liability of Embeda®. Embeda® became commercially available in late September 2009.

On October 8, 2009, we received a warning letter from the FDA, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding certain materials used to announce the commercial launch of Embeda®. The letter indicated these materials were false or misleading because they omitted and minimized the risks associated with the use of Embeda®, failed to present the limitations to its approved indication, and presented misleading claims. We ceased the dissemination of these materials and took steps to conform other materials we currently utilize with Embeda® to the guidance set forth in the warning letter. On October 16, 2009, we responded to the warning letter, providing DDMAC with a list of materials that were discontinued and a comprehensive plan of action to appropriately disseminate corrective messages to those that received the original materials. We continue to cooperate fully with DDMAC in this matter. We met with members of the FDA on December 22, 2009 to discuss the warning letter. During January 2010 we submitted to DDMAC for pre-approval proposed revised marketing materials, as well as certain corrective materials.

Remoxy®

In early July 2009, we met with the FDA to discuss the Complete Response Letter received by us in December 2008 regarding our New Drug Application (“NDA”) for Remoxy®. The outcome of this meeting provided us with a clearer path forward to resubmit the Remoxy® NDA and to address all FDA comments in the Complete Response Letter. We believe the timing of the resubmission will be determined principally by the generation of six-month stability data. We are not required by the FDA to conduct clinical trials in order to provide additional safety or efficacy data in patients with moderate to severe chronic pain. As part of the resubmission plan, and in order to strengthen the NDA, we have undertaken a likeability study and a pharmacokinetic trial in volunteers. We plan to resubmit the NDA in the fourth quarter of 2010.

Remoxy® is a unique long-acting formulation of oral oxycodone with a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock, opioid analgesic is needed for an extended period of time. This formulation uses the Oradurtm platform technology, which provides a unique physical barrier that is designed to provide controlled pain relief and at the same time resist certain common methods used to extract the opioid more rapidly than intended as can occur with products currently on the market that are abused in this way for non-medical purposes. Common methods used to cause a rapid extraction of an opioid include crushing, chewing and dissolution in alcohol. These methods are typically used to cause failure of the controlled release dosage form, resulting in “dose dumping” of oxycodone, or the immediate release of the active drug so as to achieve a state of euphoria.

Acurox® Tablets

On June 30, 2009, the FDA issued a Complete Response Letter regarding the NDA for Acurox® Tablets. The Complete Response Letter raises issues regarding the potential abuse deterrent benefits of Acurox®. In early September 2009, we and Acura Pharmaceuticals, Inc. (“Acura”) met with the FDA to discuss the Complete Response Letter. The FDA, Acura and we agreed to submit the NDA to an FDA advisory committee to consider the evidence to support the potential abuse deterrent effects of Acurox® Tablets when compared to other currently marketed short-acting oxycodone opioid products. While the FDA indicated that no new clinical trials are required at this time, we and Acura are conducting an additional clinical study in volunteers to further assess the abuse deterrent features of Acurox®. The FDA has set a meeting date for the Advisory Committee’s review of the NDA in the second quarter of 2010.

Acurox® Tablets, a patented, orally administered, immediate release tablet containing oxycodone HCl as its sole active analgesic ingredient, has a proposed indication for the relief of moderate to severe pain. Acurox® uses Acura’s patented Aversion® Technology, which is designed to deter misuse and abuse by intentional swallowing of excess quantities of tablets, intravenous injection of dissolved tablets and nasal snorting of crushed tablets. Attempts to extract oxycodone from an Acurox® Tablet by dissolving it in liquid result in the formation of a viscous gel which is intended to limit the ability to inject the drug intravenously. Crushing an Acurox® Tablet for the purposes of nasal snorting releases an ingredient that is intended to cause nasal irritation and thereby discourage this method of misuse and abuse. Swallowing excessive numbers of Acurox® Tablets releases niacin in quantities that are intended to cause unpleasant and undesirable side effects.

CorVuetm (binodenoson) for Injection

In December 2008, we submitted an NDA for CorVuetm to the FDA. On October 19, 2009, we received a Complete Response Letter from the FDA with respect to the NDA for Corvuetm. We are currently working on our reply to the FDA’s Complete Response Letter. CorVuetm is a cardiac pharmacologic stress agent for use as an adjunct in SPECT (single-photon-emission computed tomographic) cardiac imaging intended for use in patients with or at risk for coronary artery disease who are unable to perform a cardiac exercise stress test.

Department of Justice Investigation

As previously disclosed, Alpharma, acquired by us in December 2008, received a subpoena from Department of Justice (“DOJ”) in February 2007 in connection with its investigation of alleged improper sales and marketing practices related to the sale of the pain medicine Kadian®. We divested Alpharma’s Kadian® assets to Actavis LLC simultaneously with the closing of the acquisition of Alpharma.

In September 2009, we reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would, if completed, resolve this investigation. We recorded a reserve of $42.5 million in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma because evaluation of the DOJ investigation and the allocation period associated with this preacquisition contingency was still in progress through that time. Final agreement is subject to the execution of a definitive settlement agreement.

OPERATING RESULTS

The following table summarizes total revenues and cost of revenues by operating segment:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Total revenues
Branded prescription pharmaceuticals	$1,113,005	$1,263,488	$1,857,813
Animal Health	359,075	—	—
Meridian Auto-Injector	252,614	218,448	183,860
Royalties and other	51,806	83,125	95,209

Total revenues	$1,776,500	$1,565,061	$2,136,882

Cost of revenues, exclusive of depreciation, amortization and impairments
Branded prescription pharmaceuticals	$289,755	$298,861	$467,507
Animal Health	224,500	—	—
Meridian Auto-Injector	101,864	85,550	76,050
Royalties and other	6,645	10,414	22,977

Total cost of revenues	$622,764	$394,825	$566,534

The following table summarizes our deductions from gross revenues.

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Gross revenues	$2,097,953	$1,899,096	$2,623,330
Commercial rebates	62,831	87,646	188,966
Medicare Part D rebates	12,076	28,110	59,103
Medicaid rebates	39,637	39,658	39,608
Chargebacks	111,108	92,252	97,251
Returns	20,468	12,892	11,679
Trade discounts/other	75,333	73,477	90,211

	$1,776,500	$1,565,061	$2,136,512
Discontinued operations	—	—	(370)

Net revenues	$1,776,500	$1,565,061	$2,136,882

Gross revenues increased in 2009 compared to 2008, primarily due to additional sales from Alpharma, which we acquired at the end of December 2008; gross revenues of Embeda®, which we began selling in late September 2009 after the product received FDA approval in August 2009; and an increase in revenues in the Meridian Auto-Injector segment. Gross revenues of several key branded prescription pharmaceuticals products decreased due to market competition, as discussed below. We anticipate gross revenues in 2010 will be similar to those in 2009.

Gross revenues were lower in 2008 compared to 2007 primarily due to a decrease in gross revenues of Altace®, partially offset by increases in gross revenues of Avinza®, which we acquired on February 26, 2007, and the Meridian Auto-Injector segment. During December 2007, a competitor entered the market with a generic substitute for Altace® and additional generic competitors entered the market in June 2008.

We maintain inventory management and data services agreements (“IMAs”) with each of our three key branded prescription wholesale customers and other wholesale customers. These agreements provide wholesalers incentives to manage inventory levels and provide timely and accurate data with respect to inventory levels held, and valuable data regarding sales and marketplace activity. We rely on the timeliness and accuracy of the data that each customer provides to us on a regular basis pursuant to these agreements. If our wholesalers fail to provide us with timely and accurate data in accordance with the agreements, our estimates for certain reserves included in our financial statements could be materially affected.

Based on inventory data provided by our key customers under the IMAs, we believe that wholesale inventory levels of Skelaxin®, Thrombin-JMI®, Flector® Patch, Avinza®, and Levoxyl®, as of December 31, 2009, are at or below levels we consider normal. We estimate that the wholesale and retail inventories of all our products as of December 31, 2009 represent gross revenues of approximately $125.0 million to $135.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross sales:

Accrual for Rebates, including Administrative Fees

	2009	2008	2007
	(In thousands)

Balance at January 1, net of prepaid amounts	$58,129	$65,301	$53,765
Current provision related to sales made in current period	116,757	151,014	285,253
Current (benefit) provision related to sales made in prior periods	(2,213)	4,400	2,424
Rebates paid	(131,939)	(199,912)	(276,141)
Alpharma acquisition	3,705	37,326	—

Balance at December 31, net of prepaid amounts	$44,439	$58,129	$65,301

Rebates include commercial rebates and Medicaid and Medicare rebates.

During the first quarter of 2006, we delayed our regular periodic Medicaid rebate payments as a result of prior overpayments. During the second quarter of 2006, we began reducing our payments for Medicaid rebates to use these overpayments. During the third quarter of 2005, we began reporting to the Centers for Medicare and Medicaid Services using a refined calculation to compute our Average Manufacturer’s Price (“AMP”) and Best Price. As a result of refining the AMP and Best Price calculations in the third quarter of 2005, we discontinued the practice of making payments in excess of the amounts expensed. We expect to recover the remaining overpayments to the government and will continue to reduce cash payments in the future until this overpayment is fully recovered. In 2009, 2008 and 2007, the utilization of overpayments reduced our rebate payments by approximately $20.7 million, $25.3 million, and $6.5 million, respectively. The utilization of the overpayment has therefore reduced “Rebates paid” in the table above.

A competitor entered the market with a generic substitute for Altace® during December 2007 and additional competitors entered the market in June 2008. As a result of this competition, sales of Altace® and use of Altace® by rebate-eligible customers decreased in 2008 and 2009. The decrease in use of Altace® by rebate-eligible customers has, in turn, significantly decreased the “current provision related to sales made in the current period” and “rebates paid” in the table above. For a discussion regarding Altace® net sales, please see “Altace®” within the “Sales of Key Products” section below.

Accrual for Returns

	2009	2008	2007
	(In thousands)

Balance at January 1	$33,471	$32,860	$42,001
Current provision	20,468	12,892	11,679
Actual returns	(27,230)	(21,658)	(20,820)
Alpharma acquisition	3,636	9,377	—

Ending balance at December 31	$30,345	$33,471	$32,860

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

Accrual for Chargebacks

	2009	2008	2007
	(In thousands)

Balance at January 1	$9,965	$11,120	$13,939
Current provision	111,108	92,252	97,251
Actual chargebacks	(110,517)	(93,563)	(100,070)
Alpharma acquisition	37	156	—

Ending balance at December 31	$10,593	$9,965	$11,120

Branded Prescription Pharmaceuticals Segment

				Change
	For the Years Ended December 31,			2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	$	%	$	%
	(In thousands)

Branded prescription pharmaceuticals revenue:
Skelaxin®	$400,998	$446,243	$440,003	$(45,245)	(10.1)%	$6,240	1.4%
Thrombin-JMI®	183,457	254,581	267,354	(71,124)	(27.9)	(12,773)	(4.8)
Flector® Patch	138,649	—	—	138,649	—	—	—
Avinza®	131,148	135,452	108,546	(4,304)	(3.2)	26,906	24.8
Embeda®	16,878	—	—	16,878	—	—	—
Levoxyl®	70,768	73,064	100,102	(2,296)	(3.1)	(27,038)	(27.0)
Altace®	36,442	166,406	645,989	(129,964)	(78.1)	(479,583)	(74.2)
Other	134,665	187,742	295,819	(53,077)	(28.3)	(108,077)	(36.5)

Total revenue	$1,113,005	$1,263,488	$1,857,813	$(150,483)	(11.9)%	$(594,325)	(32.0)%

Cost of revenues, exclusive of depreciation, amortization and impairments	$289,755	$298,861	$467,507	$(9,106)	(3.0)%	$(168,646)	(36.1)%

Net sales from branded prescription pharmaceutical products were lower in 2009 than in 2008 primarily due to lower net sales of Altace®, Thrombin-JMI® and Skelaxin®, discussed below, partially offset by sales of Flector® Patch and Embeda®. Flector® Patch was part of the acquisition of Alpharma at the end of 2008. Embeda® was approved by the FDA in August 2009, and we began selling the product in late September 2009. We expect net sales from branded prescription pharmaceutical products to decrease in 2010 from 2009 levels primarily due to anticipated decreases in sales of several of our key products, discussed below, partially offset by an anticipated increase in net sales of Embeda® and Flector® Patch.

Net sales from branded prescription pharmaceutical products were lower in 2008 than in 2007 primarily due to a decrease in net sales of Altace®, partially offset by increases in net sales of Avinza®, which we acquired on February 26, 2007. During December 2007, a competitor entered the market with a generic substitute for Altace® and additional competitors entered the market in June 2008.

For a discussion regarding the potential risk of generic competition for Skelaxin® and Avinza®, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements.”

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

Net sales of Skelaxin® decreased in 2009 from 2008 primarily due to a decrease in prescriptions, partially offset by price increases taken in the fourth quarter of 2008 and the second quarter of 2009. Primarily due to a decrease in promotional efforts, total prescriptions for Skelaxin® decreased approximately 19.8% in 2009 from 2008, according to IMS America, Ltd. (“IMS”) monthly prescription data. Following the January 2009 court order, we completed a restructuring initiative that reduced our promotional efforts. For additional information regarding the restructuring initiative, please see “Skelaxin®” within the “Liquidity and Capital Resources” section below. We expect net sales of Skelaxin® will continue to decrease during 2010 as a result of the decrease in promotional efforts. We anticipate significant decreases in net sales if generic competition enters the market.

Net sales of Skelaxin® increased in 2008 from 2007 primarily due to a price increase taken in the fourth quarter of 2007 and decreases in wholesale inventory levels during 2007, partially offset by a decrease in prescriptions. During 2007, net sales of Skelaxin® benefited from a favorable change in estimate during the first quarter of 2007 in the product’s reserve for returns as discussed above. Due to increased competition, total prescriptions for Skelaxin® decreased approximately 11.9% in 2008 compared to 2007 according to IMS monthly prescription data.

In January 2008, we entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012, or earlier under certain conditions.

For a discussion regarding the risk of potential generic competition for Skelaxin®, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in 2009 compared to 2008 and in 2008 compared to 2007 primarily due to price concessions and the market entry of two competing products which caused a decrease in gross sales. The first competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. We expect net sales of our Thrombin-JMI® product to decrease in 2010 as a result of competition.

Flector® Patch

Flector® Patch was part of the acquisition of Alpharma at the end of December 2008. Alpharma began selling Flector® Patch in January 2008. Total prescriptions for Flector® Patch increased approximately 42.6% in 2009 compared to the launch year of 2008, according to IMS monthly prescription data. We anticipate prescriptions to increase in 2010 from 2009; however, we do not believe prescriptions will increase at the rate experienced in 2009. At the time of acquisition, the wholesale inventory level of Flector® Patch exceeded our normal levels. During the first quarter of 2009, we reduced these inventories to a level consistent with our other promoted products. As a result, net sales of Flector® Patch were lower than prescription demand in 2009.

Avinza®

Net sales of Avinza® decreased in 2009 compared to 2008 primarily due to a decrease in prescriptions, partially offset by price increases taken in the first and fourth quarters of 2009. Total prescriptions for Avinza® decreased approximately 9.7% in 2009 compared to 2008 according to IMS monthly prescription data. We expect net sales of Avinza® to decrease at a higher rate in 2010 than in 2009.

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

On March 24, 2008, we received a letter from DDMAC regarding promotional material for Avinza® that was created and submitted to the DDMAC by Ligand Pharmaceuticals Incorporated (“Ligand”) (the company from which we acquired Avinza® in late February 2007). The letter expressed concern with the balance of the described risks and benefits associated with the use of the product and the justification for certain statements made in the promotional material. We had already discontinued the use of promotional materials created by Ligand prior to receiving the letter and communicated this information to DDMAC. In addition, DDMAC requested support for certain statements included in Avinza® promotional materials which were then in use. We promptly responded to this request and asked for a meeting with DDMAC to discuss this matter.

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

Embeda®

In August 2009, the FDA approved Embeda® (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We began selling Embeda® in late September 2009, and we anticipate net sales of Embeda® to increase significantly in 2010.

Sales of Other Products

Levoxyl®

Net sales of Levoxyl® decreased in 2009 compared to 2008 primarily due to a decrease in prescriptions, partially offset by price increases taken in the fourth quarter of 2008. In addition, net sales of Levoxyl® in 2008 were decreased as a result of decreases in the wholesale inventory levels in the first quarter of 2008. Total prescriptions for Levoxyl® decreased approximately 11.5% in 2009 compared to 2008 according to IMS monthly prescription data. We anticipate net sales for Levoxyl® will decline in 2010 due to decreasing prescriptions.

Net sales of Levoxyl® decreased in 2008 compared to 2007 primarily due to a decrease in prescriptions as a result of generic competition. In addition, net sales of Levoxyl® decreased as a result of decreases in the wholesale inventory levels in the first quarter 2008. These decreases in 2008 were partially offset by a price increase taken in the fourth quarter of 2007. Total prescriptions for Levoxyl® decreased approximately 11.1% in 2008 compared to 2007 according to IMS monthly prescription data.

Altace®

Net sales of Altace® decreased significantly in 2009 from 2008 and in 2008 from 2007 primarily due to a competitor entering the market in December 2007, and additional competitors entering the market in June 2008, with generic substitutes for Altace®. As a result of the entry of generic competition, we expect net sales of Altace® to continue to decline in the future. Total prescriptions for Altace® decreased approximately 82.3% in 2009 compared to 2008 and 74.5% in 2008 compared to 2007 according to IMS monthly prescription data.

For a discussion regarding the generic competition for Altace®, please see Note 3, “Invalidation of Altace® Patent” in Part IV, Item 15(a)(1), “Financial Statements.”

Other

Other branded prescription pharmaceutical products are not promoted through our sales force, and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in 2009 compared to 2008 primarily due to lower net sales of Sonata® and Cytomel® and a decrease in prescriptions. Net sales of other branded prescription pharmaceutical products were lower in 2008 compared to 2007 primarily due to the sale of several of our other branded prescription pharmaceutical products to JHP Pharmaceuticals LLC (“JHP”) on October 1, 2007, and lower net sales of Sonata® and Bicillin®.

Net sales of Sonata® were lower in 2009 compared to 2008 and in 2008 compared to 2007 primarily due to competition entering the market with generic substitutes for Sonata®. The composition of matter patent covering Sonata® expired in June 2008, at which time several competitors entered the market with generic substitutes. Net sales of Sonata decreased to $4.0 million in 2009 from $31.2 million in 2008 and $78.7 million in 2007.

In April 2009, a third party entered the market with a generic substitute for Cytomel®. As a result of the entry of generic competition, net sales declined in 2009 and we expect net sales of Cytomel® to continue to decline in the future. Net sales of Cytomel® decreased from $51.1 million in 2008 to $34.1 million in 2009.

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

As a result of generic competition for Cytomel® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in 2010.

Cost of Revenues

Cost of revenues from branded prescription pharmaceutical products decreased in 2009 compared to 2008 primarily due to a decrease in unit sales of several key products, as discussed above, partially offset by additional cost of revenues for Flector® Patch, which was part of the acquisition of Alpharma at the end of December 2008 and the addition of Embeda®, which we began selling in late September 2009.

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

Special items affecting cost of revenues from branded prescription pharmaceuticals during 2009, 2008 and 2007 included the following:

•	Charges of $7.8 million in 2009 related to the sale of Flector® Patch inventory. At the time of our acquisition of Alpharma, we valued the inventory that was acquired based on the accounting requirements for business combinations. As a result, we increased the carrying value of the Flector® Patch inventory by $7.8 million. During 2009, the branded prescription pharmaceutical products segment reflects a charge related to the sale of this marked-up inventory.

•	A charge of $8.1 million in 2008 primarily associated with minimum purchase requirements under a supply agreement to purchase raw materials associated with Altace®.

•	An inventory valuation allowance that resulted in a charge of $78.8 million for inventories associated with Altace® in 2007. For additional information please see Note 7, “Inventory,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	A charge of $25.4 million primarily associated with minimum purchase requirements under a supply agreement to purchase raw material inventory associated with Altace® in 2007. For additional information please see Note 7, “Inventory,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	A contract termination that resulted in a charge of $3.8 million in 2007.

We anticipate cost of revenues will decrease in 2010 compared to 2009 primarily due to a decrease in unit sales of several branded prescription pharmaceutical products, as discussed above.

Animal Health

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Animal Health revenue	$359,075	$—	$—
Cost of revenues, exclusive of depreciation, amortization and impairments	224,500	—	—

	$134,575	$—	$—

The Animal Health segment was part of the acquisition of Alpharma at the end of December 2008.

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on the accounting requirements for business combinations. As a result, we increased the carrying value of the Animal Health inventory by approximately $34 million. During 2009, the cost of revenues for the Animal Health segment reflect charges of $34.1 million related to the sale of this marked-up inventory.

Meridian Auto-Injector

				Change
	For the Years Ended December 31,			2009-2008		2008-2007
	2009	2008	2007	$	%	$	%
	(In thousands)

Meridian Auto-Injector revenue	$252,614	$218,448	$183,860	$34,166	15.6%	$34,588	18.8%
Cost of revenues, exclusive of depreciation, amortization and impairments	101,864	85,550	76,050	16,314	19.1	9,500	12.5

	$150,750	$132,898	$107,810	$17,852	13.4%	$25,088	23.3%

Revenues and cost of revenues from our Meridian Auto-Injector segment increased in 2009 compared to 2008 primarily due to higher unit sales of EpiPen®, as well as higher unit sales of product sold to various government agencies. Revenues and cost of revenues from our Meridian Auto-Injector segment increased in 2008 compared to 2007 primarily due to higher unit sales of products sold to various government agencies and higher unit sales of EpiPen®.

Revenues from government entities were unusually high in 2008 and 2009. With respect to auto-injector products sold to government entities, demand for these products is affected by the timing of procurements which can be affected by preparedness initiatives and responses to domestic and international events.

Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Most of our EpiPen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada, where it is marketed, distributed and sold by us. Revenues from Epipen® in the United States increased in 2009 from 2008 and from 2008 compared to 2007 primarily due to an increase in prescriptions. Total prescriptions for Epipen® in the United States increased approximately 9.5% in 2009 compared to 2008 and increased approximately 6.4% in 2008 compared to 2007 according to IMS monthly prescription data.

We anticipate revenues from our Meridian Auto-Injector segment in 2010 will approximate revenues in 2009.

Royalties and other Segment

				Change
	For the Years Ended December 31,			2009-2008		2008-2007
	2009	2008	2007	$	%	$	%
	(In thousands)

Royalties and other revenue	$51,806	$83,125	$95,209	$(31,319)	(37.7)%	$(12,084)	(12.7)%
Cost of revenues, exclusive of depreciation, amortization and impairments	6,645	10,414	22,977	(3,769)	(36.2)	(12,563)	(54.7)

	$45,161	$72,711	$72,232	$(27,550)	(37.9)%	$479	0.7%

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product.

On April 10, 2008, CV Therapeutics, Inc. and Astellas Pharma US, Inc. (“Astellas”) announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that competes with Adenoscan®. Regadenoson has been commercialized by Astellas. Astellas is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas. With the commercial launch of regadenoson, sales of Adenoscan and our royalty revenue have declined and may continue to decline.

However, our agreements with Astellas provide for minimum royalty payments to King of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). Therefore, we will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, although the minimum guaranteed portion of the royalty payments would terminate upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®.

In October 2007, we entered into an agreement with Astellas and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012, or earlier under certain conditions.

Operating Costs and Expenses

				Change
	For the Years Ended December 31,			2009-2008		2008-2007
	2009	2008	2007	$	%	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation, amortization and impairments	$622,764	$394,825	$566,534	$227,939	57.7%	$(171,709)	(30.3)%
Selling, general and administrative	548,560	447,402	691,034	101,158	22.6	(243,632)	(35.3)
Research and development	98,652	743,673	184,735	(645,021)	(86.7)	558,938	>100
Depreciation and amortization	214,493	151,477	174,348	63,016	41.6	(22,871)	(13.1)
Asset impairments	4,510	40,995	223,025	(36,485)	(89.0)	(182,030)	(81.6)
Restructuring charges	51,167	7,098	70,178	44,069	>100	(63,080)	(89.9)

Total operating costs and expenses	$1,540,146	$1,785,470	$1,909,854	$(245,324)	(13.7)%	$(124,384)	(6.5)%

Selling, General and Administrative Expenses

				Change
	For the Years Ended December 31,			2009-2008		2008-2007
	2009	2008	2007	$	%	$	%
	(In thousands)

Selling, general and administrative, exclusive of co-promotion fees	$536,601	$408,955	$511,303	$127,646	31.2%	$(102,348)	(20.0)%
Acquisition related costs	6,733	1,382	—	5,351	>100	1,382	—
Co-promotion fees	5,226	37,065	179,731	(31,839)	(85.9)	(142,666)	(79.4)

Total selling, general and administrative	$548,560	$447,402	$691,034	$101,158	22.6%	$(243,632)	(35.3)%

As a percentage of total revenues, total selling, general, and administrative expenses were 30.9%, 28.6% and 32.3% during 2009, 2008 and 2007, respectively.

Total selling, general and administrative expenses increased in 2009 compared to 2008 primarily due to the acquisition of Alpharma in late December of 2008, partially offset by a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended and Restated Co-Promotion Agreement (the “Amended Co-Promotion Agreement”) and a decrease in expenses due to a restructuring initiative related to Skelaxin®. The decrease in co-promotion expense is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we paid Wyeth in 2009 compared to 2008 under the Amended Co-Promotion Agreement. The decrease in expenses resulted from our restructuring initiative following the January 2009 court order ruling invalid two patents relating to Skelaxin®. Our senior management team conducted an extensive examination of our company and developed a restructuring initiative following this ruling. The initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

Total selling, general and administrative expenses decreased in 2008 compared to 2007, primarily due to a decrease in co-promotion expenses for fees that we pay to Wyeth under our Amended Co-Promotion Agreement and a decrease in operating expenses. The decrease in co-promotion expenses is due to a decrease in Altace® net sales and the lower percentage of net sales of Altace® that we paid Wyeth in 2008 compared to 2007 under the Amended Co-Promotion Agreement. Following a court’s decision in September 2007 invalidating a patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. As a result of these actions, we reduced selling, general and administrative expenses, exclusive of co-promotion fees in 2008 compared to 2007.

For additional discussion regarding the Amended Co-Promotion Agreement, please see “Other” within the “Liquidity and Capital Resources” section below. For a discussion regarding net sales of Altace®, please see “Altace®” within the “Sales of Other Products” section above.

Selling, general and administrative expense includes the following special items:

•	A charge of $6.7 million in 2009 and $1.4 million in 2008 for costs related to the acquisition and integration of Alpharma. For additional information related to the acquisition of Alpharma, please see Note 9, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	Income of $4.4 million during 2008 and charges of $2.1 million during 2007, primarily due to professional fees associated with a now completed government investigation and related litigation. During 2008 and 2007, we received payment from our insurance carriers for the recovery of professional fees in the amount of $11.0 million and $3.4 million, respectively. These recoveries have been reflected as reductions of professional fees in 2008 and 2007.

Research and Development Expense

				Change
	For the Years Ended December 31,			2009-2008	2008-2007
	2009	2008	2007	$	$
	(In thousands)

Research and development	$98,652	$145,173	$149,425	$(46,521)	$(4,252)
Research and development — in-process upon acquisition	—	598,500	35,310	(598,500)	563,190

Total research and development	$98,652	$743,673	$184,735	$(645,021)	$558,938

Research and development represents expenses associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline, which primarily consists of branded prescription pharmaceutical products. These expenses decreased in 2009 compared to 2008 primarily due to milestone payments made in 2008. During 2008, we recorded as an expense and paid to Pain Therapeutics, milestone payments of $5.1 million associated with the acceptance of an investigational new drug application and $15.8 million associated with the acceptance of the NDA filing for Remoxy® by the FDA. We also recorded as an expense and paid a $5 million milestone to Acura associated with positive top-line results from the Phase III clinical trial evaluating Acurox® Tablets. For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Research and development — in-process upon acquisition represents the actual cost of acquiring rights to novel branded prescription pharmaceutical projects in development from third parties, which costs were expensed during 2008 and 2007 at the time of acquisition. Each of the in-process research and development projects are part of the branded prescription pharmaceuticals segment. We classified these costs as special items, and in 2008 and 2007, special items included the following:

•	A charge of $590.0 million for our acquisition of in-process research and development related to the completion of our acquisition of Alpharma on December 29, 2008. The charge represents purchase price allocation associated with Embeda®, Oxycodone NT and Hydrocodone NT projects of $410.0 million, $90.0 million and $90.0 million, respectively. The amounts associated with each of these projects were expensed because the in-process research and development projects had not received regulatory approval and had no alternative future use. In August 2009, the FDA approved Embeda® (morphine sulfate and naltrexone hydrocholoride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. Oxycodone NT and Hydrocodone NT, each long-acting treatments for moderate to severe chronic pain, are currently in the early stages of development. Oxycodone NT and Hydrocodone NT are each designed to resist certain common methods of misuse and abuse associated with long-acting oxycodone and hydrocodone products that are currently available. If the clinical development programs are successful, we would not expect to commercialize Oxycodone NT any sooner than 2012 and Hydrocodone NT any sooner than 2015. The estimated cost to complete the development of these products at the time of the acquisition was approximately $35 million each. We believe there is a reasonable probability of completing these projects successfully, but the success of the projects depends on the outcome of the clinical development programs and approval by the FDA.

•	Charges totaling $6.0 million in 2008 for our acquisition of in-process research and development related to the exercise of our options for a third and fourth immediate-release opioid product under a License, Development and Commercialization Agreement with Acura to develop and commercialize certain opioid analgesic products utilizing Acura’s Aversion® Technology in the United States, Canada and Mexico. The amount of each option exercise was $3.0 million. We believe there is a reasonable probability of completing the projects successfully, but the success of the projects depends on the successful outcome of the clinical development programs and approval of the products by the FDA. The estimated cost to complete each project at the time of the execution of the option was approximately $16.0 million for each product.

•	A charge of $2.5 million in 2008 for our acquisition of in-process research and development associated with our Product Development Agreement with CorePharma to develop new formulations of Skelaxin®. Any intellectual property created as a result of the agreement will belong to us and we will grant CorePharma a non-exclusive, royalty-free license to use this newly created intellectual property with any product not containing metaxalone. The success of the project depends on additional development activities and FDA approval. The estimated cost to complete the development activities at the time of the execution of the agreement was approximately $2.5 million.

•	A charge of $32.0 million during 2007 associated with our collaborative agreement with Acura to develop and commercialize certain immediate-release opioid analgesic products utilizing Acura’s proprietary Aversion® Technology in the United States, Canada and Mexico. The agreement provides us with an exclusive license for Acurox® (oxycodone HCl/niacin) tablets and another immediate-release opioid product utilizing Acura’s Aversion® Technology. In addition, the agreement provides us with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

The $32.0 million of payments made to Acura were recognized as in-process research and development expense during 2007. This amount was expensed because the in-process research and development project had not received regulatory approval and had no alternative future use. An NDA for Acurox® Tablets was submitted to the FDA in December 2008. On June 30, 2009, the FDA issued a Complete Response Letter regarding the NDA for Acurox® Tablets. The Complete Response Letter raises issues regarding the potential abuse deterrent benefits of Acurox®. The success of the project depends on approval by the FDA. We anticipate resubmitting the NDA following the FDA Advisory Committee meeting expected to be held in the second quarter of 2010. The estimated cost to complete the project at the execution of the agreement was approximately $9.0 million.

•	A charge of $3.1 million during 2007 for a payment to Mutual Pharmaceutical Company Inc. (“Mutual”) to jointly research and develop one or more improved formulations of metaxalone. Under the agreement with Mutual, we sought Mutual’s expertise in developing improved formulations of metaxalone, including improved formulations Mutual developed prior to execution of this agreement and access to Mutual’s and United Research Laboratories’ rights in intellectual property pertaining to these formulations. Development activities under this agreement ceased in December 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in 2009 compared to 2008 primarily due to an increase in amortization expense associated with Skelaxin® and an increase in depreciation and amortization expense associated with Alpharma, which we acquired in late December 2008, partially offset by a decrease in amortization expense associated with Altace®.

Following the U.S. District Court’s order ruling invalid two Skelaxin® patents on January 20, 2009, we estimated the potential effect on future net sales of the product. We believe that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the order described above, we reduced the estimated remaining useful life of the intangible assets of Skelaxin® during 2009. The amortization expense associated with Skelaxin® increased to $82.9 million in 2009 from $23.6 million in 2008. If our current estimates regarding future cash flows adversely change, we may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of December 31, 2009, the net intangible assets associated with Skelaxin® total approximately $42.4 million.

Following a court’s decision in September 2007 invalidating our ‘722 patent that covered Altace®, we undertook an analysis of the potential effect on future net sales of the product. Based upon this analysis, we reduced the estimated remaining useful life of Altace®. Accordingly, amortization of the remaining intangibles associated with Altace® was completed during the first quarter of 2008. The amortization expense associated with Altace® during the first quarter of 2008 was $29.7 million.

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

Depreciation and amortization expense in 2009, 2008 and 2007 includes a special item consisting of $1.0 million, $2.6 million and $7.0 million, respectively, associated with accelerated depreciation on certain assets, including those associated with our decision to transfer the production of Levoxyl® from our

St. Petersburg, Florida facility to our Bristol, Tennessee facility, which we expect to complete in the second half of 2010.

For information relating to expected 2010 amortization expense, please see Note 10, “Intangible Assets and Goodwill,” in Part IV, Item 15(a)(1), “Financial Statements.”

Other Operating Expenses

In addition to the special items described above, we incurred other special items affecting operating costs and expenses resulting in a net charge totaling $55.7 million during 2009 compared to a net charge totaling $49.5 million during 2008 and $293.2 million during 2007. These other special items included the following:

•	Restructuring charges of $51.2 million in 2009 primarily due to our restructuring initiative designed to partially offset the potential decline in Skelaxin® net sales in the event a generic competitor enters the market. For additional information on the first quarter 2009 restructuring event, please see Note 25, “Restructuring Activities.” in Part IV, Item 15(a)(1), “Financial Statements.”

•	Asset impairments of $2.0 million in 2009 associated with a decline in fair value of real estate classified as held for sale and due to a decline in the market and $2.5 million associated with a development project initiated in 2007. Under the terms of an agreement, a portion of the upfront development payment was refundable in the event certain FDA approvals were not obtained. In 2009, we suspended funding for the project.

•	Asset impairment charges of $40.9 million in 2008 primarily associated with a decline in end-user demand for Synercid®.

•	An intangible asset impairment charge of $146.4 million in 2007 related to our Altace® product as a result of the invalidation of the ‘722 patent which covered the Altace® product. Following the Circuit Court’s decision, we reduced the estimated useful life of this product and forecasted net sales. This decrease in estimated remaining useful life and forecasted net sales reduced the probability-weighted estimated undiscounted future cash flows associated with Altace® intangible assets to a level below their carrying value. We determined the fair value of these assets based on probability-weighted estimated discounted future cash flows.

•	A charge of $46.4 million in 2007 related to the write-down of our Rochester, Michigan sterile manufacturing facility and certain legacy branded prescription pharmaceutical products. On October 1, 2007, we closed the asset purchase agreement with JHP, pursuant to which JHP acquired our Rochester, Michigan sterile manufacturing facility, some of our legacy products that are manufactured there and the related contract manufacturing business. For additional information, please see Note 9, “Acquisitions, Dispositions, Co-Promotions and Alliances,” in Part IV, Item 15(a)(1), “Financial Statements.”

•	Intangible asset impairment charges of $30.2 million in 2007 primarily related to our decision to no longer pursue the development of a new formulation of Intal® utilizing hydroflouroalkane as a propellant.

•	Restructuring charges of $7.1 million in 2008 primarily related to our integration of Alpharma.

•	Restructuring charges of $68.6 million in 2007 primarily due to our restructuring initiative designed to accelerate a planned strategic shift emphasizing our focus on the neuroscience and hospital markets and separation payments associated with the sale of the Rochester, Michigan sterile manufacturing facility discussed above.

•	Restructuring charges of $1.6 million during 2007 for separation payments that primarily arose in connection with our decision to transfer the production of Levoxyl® from our St. Petersburg, Florida facility to the Bristol, Tennessee facility.

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, we lowered our future sales forecast for this product. We believe that the intangible assets associated with

Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of December 31, 2009, the net intangible assets associated with Cytomel® total approximately $10.4 million.

As of December 31, 2009, the net intangible assets associated with Synercid® totaled approximately $23.1 million. We believe that these intangible assets are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if our estimates regarding future cash flows prove to be incorrect or adversely change, we may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

Certain generic companies have challenged patents associated with Avinza® and EpiPen®. For additional information, please see Note 19, “Commitments and Contingencies” in Part IV, Item 15(a)(1), “Financial Statements.” If a generic version of Avinza® or EpiPen® enters the market, we may have to write off a portion or all of the intangible assets associated with these products and/or reduce the estimated useful lives of these products.

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

NON-OPERATING ITEMS

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Interest income	$5,926	$36,970	$42,491
Interest expense	(88,223)	(21,631)	(19,794)
Loss on investment	(5,884)	(7,451)	(11,591)
Other, net	2,416	(3,635)	223
Income tax expense	58,636	125,880	62,888
Discontinued operations	—	—	(237)

Other (Expense) Income

Interest Income

Interest income decreased in 2009 compared to 2008 primarily due to a lower average balance of cash, cash equivalents and investments in debt securities due to the acquisition of Alpharma in late December 2008, and a decrease in interest rates. Interest income decreased during 2008 compared to 2007 primarily due to a decrease in interest rates partially offset by a higher total balance of cash, cash equivalents and investments in debt securities in 2008.

Interest Expense

Interest expense increased in 2009 compared to 2008 primarily due to an increase in borrowings as a result of the acquisition of Alpharma in late December 2008. The acquisition was funded with available cash on hand, borrowings of $425.0 million under the Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), as amended on December 5, 2008, and borrowings of $200.0 million under a Senior Secured Term Facility (“Term Facility”). We expect interest expense for 2010 to decrease significantly as a result of the payment in full of the Term Facility and the Revolving Credit Facility. For more information regarding this financing, the associated interest rates, and 2009 and 2010 debt payments, please see the sections entitled

“Senior Secured Revolving Credit Facility” and “Senior Secured Term Facility” under “Certain Indebtedness and Other Matters” below.

On January 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) statement that requires us to separately account for the liability and equity components of our $400.0 million 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Convertible Senior Notes”) that can be settled for cash based on the estimated nonconvertible debt borrowing rate. It requires retrospective application to all periods presented. Interest expense increased by $13.7 million and $12.0 million in 2008 and 2007 due to the adoption of this standard.

Loss on Investment

Losses on investments are special items affecting other (expense) income and include the following:

•	A loss of $5.9 million and $7.5 million in 2009 and 2008 related to our investment in debt securities.

•	A loss of $11.6 million in 2007 related to our investment in Palatin Technologies, Inc. (“Palatin”).

Income Tax Expense

During 2009, our effective income tax rate on income from continuing operations was 38.9%. This rate differed from the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

During 2008, our effective income tax rate on the loss from continuing operations was (58.2)%. This rate differed from the statutory rate of 35% primarily due to non-deductible research and development in process at acquisition and state taxes offset by tax benefits relating to tax-exempt interest income and domestic production activities deductions.

During 2007, our effective income tax rate on income from continuing operations was 26.4%. This rate differed from the statutory rate of 35% primarily due to tax benefits relating to tax-exempt interest income and domestic production activities deductions, which benefits were partially offset by state taxes. Additionally, the 2007 rate benefited from the release of reserves for unrecognized tax benefits as a result of the expiration of certain federal and state statutes of limitations for the 2002 and 2003 tax years.

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

The following table summarizes contractual obligations and commitments as of December 31, 2009:

	Payment Due by Period
		Less Than	One to	Four to	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)

Contractual Obligations:
Long-term debt	$492,261	$85,550	$6,711	$400,000	$—
Operating leases	76,101	12,558	23,184	20,890	19,469
Unconditional purchase obligations	331,498	178,920	51,757	49,195	51,626
Interest on long-term debt	17,573	6,267	10,000	1,306	—

Total	$917,433	$283,295	$91,652	$471,391	$71,095

Our unconditional purchase obligations are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods and open purchase orders. The above table does not reflect any potential milestone payments in connection with research and development projects or acquisitions. Required funding obligations for 2010 relating to the Company’s pension and other postretirement benefit plans are not expected to be material.

As of December 31, 2009, we had a liability for unrecognized tax benefits of $56.5 million. Due to the high degree of uncertainty regarding the timing of future cash outflows for unrecognized tax benefits beyond one year, a reasonable estimate of the period of cash settlement for years beyond 2010 cannot be made.

Liquidity and Capital Resources

General

We believe that existing balances of cash, cash equivalents, cash generated from operations and our existing revolving credit facility are sufficient to finance our current operations and working capital requirements on both a short-term and long-term basis. However, we cannot predict the amount or timing of our need for additional funds. We cannot provide assurance that funds will be available to us when needed on favorable terms, or at all. As of December 31, 2009, cash and cash equivalents totaled $545.3 million, with approximately $240.2 million located outside the U.S.

Investments in Debt Securities

As of December 31, 2009, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of December 31, 2009, all our investments in auction rate securities, with a total par value of $281.5 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of February 23, 2010, we have received all scheduled interest payments associated with these securities.

The current instability in the credit markets may continue to affect our ability to liquidate these securities. We will be unable to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $281.5 million in par value of our investments in debt securities and the UBS put right discussed below, or 35.2% of the assets that we have measured at fair value, using unobservable inputs, which are classified as Level 3 measurements. For additional information regarding this, please see Note 15, “Fair Value Measurements,” in Part IV, Item 15(a) (1), “Financial Statements.”

As of December 31, 2009, there were cumulative unrealized holding losses of $26.4 million recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets associated with investments in debt securities with a par value of $234.0 million classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of December 31, 2009, we believed the decline was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

During 2009, we sold certain auction rate securities associated with student loans with a par value of $93.8 million for $87.3 million to the issuer and recognized a realized loss of $6.5 million in the Consolidated

Statement of Operations. We have not sold any other investments in debt securities below par value during the periods presented in the accompanying Consolidated Statement of Operations.

During the fourth quarter of 2008, we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell at par value certain auction rate securities outstanding at December 31, 2009 and December 31, 2008, with par values of $32.5 million and $40.7 million, respectively, to UBS during the period from June 30, 2010 to July 2, 2012. We have elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in other (expense) income in the Consolidated Statement of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of December 31, 2009 and December 31, 2008, the fair value of the right to sell the auction rate securities to UBS at par was $3.2 million and $4.0 million, respectively. With respect to this right, we recognized an unrealized loss of $0.8 million during 2009 and an unrealized gain of $4.0 million during 2008 in other (expense) income in the Consolidated Statement of Operations.

In addition, during the fourth quarter of 2008, we reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of December 31, 2009 and December 31, 2008, the fair value of the investments in debt securities classified as trading was $29.3 million and $36.0 million, respectively. During 2009 and 2008, we recognized unrealized gains of $1.4 million and unrealized losses of $4.6 million, respectively, in other (expense) income in the Consolidated Statement of Operations.

As of December 31, 2009, we had unrealized holding gains of $1.8 million associated with a security that was previously impaired, as it was determined that the losses in previous periods were other-than-temporary.

As of December 31, 2009, we had approximately $281.5 million, in par value, invested in tax-exempt auction rate securities which consisted of $166.0 million associated with student loans backed by the Federal Family Education Loan Program (FFELP), $89.4 million associated with municipal bonds in which performance is supported by bond insurers and $26.2 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

As of December 31, 2009, we classified $29.3 million of auction rate securities as current assets and $218.6 million as long-term assets.

Skelaxin®

As previously disclosed, we are involved in multiple legal proceedings over patents relating to our product Skelaxin®. In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two of these patents. In June 2009, the Court entered judgment against us. We have appealed the judgment and intend to vigorously defend our interests. The entry of the order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause net sales of Skelaxin® to decline significantly. For additional information regarding Skelaxin® litigation, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a) (1), “Financial Statements”.

Following the decision of the District Court in January 2009, we conducted an extensive examination of the company and developed a restructuring initiative designed to partially offset the potential material decline in Skelaxin sales in the event that a generic competitor enters the market. This initiative included, based on an analysis of our strategic needs: a reduction in branded prescription pharmaceutical sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We incurred total restructuring costs of approximately $50.0 million, almost all of which was paid during the second quarter of 2009. These costs relate to severance pay and other employee termination expenses. For additional information, please see Note 25, “Restructuring Activities” in Part IV, Item 15(a) (1), “Financial Statements.”

Alpharma

On December 29, 2008, we completed our acquisition of all the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights, of Alpharma at a price of $37.00 per share in cash, for an aggregate purchase price of approximately $1.6 billion. Alpharma was a branded specialty pharmaceutical company with a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) and a pipeline of new pain medicines led by Embeda®. Alpharma is also a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics for food-producing animals, including poultry, cattle and swine.

The acquisition was financed with available cash on hand, borrowings under the Revolving Credit Facility of $425.0 million and borrowings under the Term Loan of $200.0 million. For additional information on the borrowings, please see below.

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

None of the quarterly payments above, when combined with all prior payments made by Actavis LLC, can exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis LLC due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis LLC will not exceed the lesser of (a) $127.5 million and (b) the gross profits from the sale of Kadian®, as determined by the agreement, in the United States by Actavis LLC and its affiliates for the period from January 1, 2009 through June 30, 2010. At the time of the divestiture, we recorded a receivable of $115.0 million reflecting the present value of the estimated future purchase price payments from Actavis LLC. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments are received one quarter in arrears. During 2009 we received $84.8 million from Actavis LLC, $80.0 million related to gross profit from sales during the first, second, and third quarters of 2009 and $4.8 million related to inventory sold to Actavis LLC at the time of the divestiture.

As part of the integration of Alpharma, management developed a restructuring initiative to eliminate redundancies in operations created by the acquisition. This initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We estimated total costs of approximately $70.7 million associated with this restructuring plan, almost all of which are cash-related costs. All employee termination costs are expected to be paid by the second quarter of 2012. All contract termination costs are expected to be paid by the end of 2018. For additional information, please see Note 25, “Restructuring Activities,” in Part IV, Item 15(a) (1), “Financial Statements.”

During the first quarter of 2009, we paid $385.2 million to redeem the Convertible Senior Notes of Alpharma outstanding at the time of the acquisition and at December 31, 2008. For additional information, please see “Alpharma Convertible Senior Notes” in “Certain Indebtedness and Other Matters.”

Senior Secured Revolving Credit Facility

On April 19, 2007, we entered into a new $475.0 million five-year Revolving Credit Facility, as amended on December 5, 2008. The Revolving Credit Facility matures in April 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced.

In connection with the acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal amount under the Revolving Credit Facility.

During 2009 and 2010, we made payments of $332.7 million and $92.3 million, respectively, on the Revolving Credit Facility, $203.2 million in excess of the required amounts, which represented full payment of all borrowings under the Revolving Credit Facility. The average interest rate on borrowings under the Revolving Credit Facility was 5.8% in 2009. The availability under the Revolving Credit Facility was reduced to $157.4 million as of February 25, 2010. As of February 25, 2010, the remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $154.5 million after giving effect to outstanding letters of credit totaling approximately $2.9 million.

If we should undertake future borrowings under the Revolving Credit Facility, we would be required to make annual prepayments equal to 50% of our annual excess cash flows, which could be reduced to 25% under certain conditions. In addition, we would be required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments would permanently reduce the commitments under the Revolving Credit Facility. However, commitments under the Revolving Credit Facility would not be reduced in any event below $150.0 million.

We have the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Revolving Credit Facility.

For additional discussion regarding the Revolving Credit Facility, please see “Senior Secured Revolving Credit Facility” within the “Certain Indebtedness and Other Matters” section below.

Senior Secured Term Facility

On December 29, 2008, we entered into a $200.0 million Term Facility with a maturity date of December 28, 2012. During 2009, we made payments of $200.0 million on the Term Facility, $160.0 million in excess of that required by our repayment schedule and the provisions related to mandatory prepayments under the Term Facility, completing our repayment obligations under the facility. The average interest rate on borrowings under the Term Facility was 8.1% in 2009.

For additional discussion regarding the Term Facility, please see “Senior Secured Term Facility” within the “Certain Indebtedness and Other Matters” section below.

CorePharma, LLC

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

Acura Pharmaceuticals, Inc.

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

Altace®

In December 2007, a third party launched a generic substitute for Altace®. In June 2008, additional competitors entered the market with generic substitutes for Altace®. As a result of the entry of generic competition, Altace® net sales decreased in 2008 and 2009. For a discussion regarding the generic competition for Altace®, please see Note 3, “Invalidation of Altace® Patent,” in Part IV, Item 15(a) (1), “Financial Statements.”

Following a court’s decision in September 2007 invalidating a patent that covered Altace®, our senior management team conducted an extensive examination of our company and developed a restructuring initiative. This initiative included a reduction in personnel, staff leverage, expense reductions and additional controls over spending, reorganization of sales teams and a realignment of research and development priorities. We incurred total costs of approximately $67.0 million in connection with this initiative. This total included a contract termination payment paid to Depomed, Inc. in October of 2007 of approximately $29.7 million. We made additional cash payments of $22.2 million during the first quarter of 2008 primarily related to employee termination costs. For additional information, please see Note 25, “Restructuring Activities,” in Part IV, Item 15(a)(1), “Financial Statements.”

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

Avinza®

In September 2006, we entered into a definitive asset purchase agreement and related agreements with Ligand to acquire rights to Avinza® (morphine sulfate long-acting). Avinza® is a long-acting formulation of morphine and is indicated as a once-daily treatment for moderate to severe pain in patients who require continuous opioid therapy for an extended period of time.

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

Other

In June 2000, we entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee to us of $75.0 million. In connection with the Co-Promotion Agreement, we agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. In July 2006, we entered into an Amended Co-Promotion Agreement with Wyeth regarding Altace®. Effective January 1, 2007, we assumed full responsibility for selling and marketing Altace®. We have paid or will pay Wyeth a reduced annual fee as follows:

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

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and certain other assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we increase intangible assets by the amount of the accrual. As of December 31, 2009, we have incurred a total of $12.0 million for these earn-out payments. The aggregate amount of these payments will not exceed $13.2 million.

In December 2005, we entered into a cross-license agreement with Mutual. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties on net sales of products containing metaxalone to Mutual. This royalty increased in the fourth quarter of 2006 and the second quarter of 2009 due to the achievement of certain milestones. The royalty percentage we pay to Mutual is currently in the low-double-digits and could potentially increase by an additional 10% depending on the achievement of certain regulatory and commercial milestones in the future. In the event certain specified net sales levels are not achieved, the royalty could be reduced to a lower double-digit or single-digit rate. No increases in the royalty rate are presently anticipated. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc (“Elan”) on our current formulation of metaxalone, Skelaxin®.

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics to develop and commercialize Remoxy® and other opioid painkillers. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In August 2008, we made milestone payments totaling $20.0 million. In addition, we may pay additional milestone payments of up to $125.0 million in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products. This amount includes $15.0 million upon FDA approval of Remoxy®. In March 2009, we exercised rights under our Collaboration Agreement with Pain Therapeutics and assumed sole control and responsibility for the development of Remoxy®. This includes all communications with the FDA regarding Remoxy® and ownership of the Remoxy® NDA. We are responsible for research and development expenses related to this alliance subject to certain limitations set forth in the agreement. After regulatory approval and commercialization of Remoxy® or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales up to $1.0 billion and 20% of the cumulative net sales over $1.0 billion.

Patent Challenges

Certain generic companies have challenged patents on Skelaxin®, Avinza®, and EpiPen®. For additional information, please see Note 19, “Commitments and Contingencies,” in Part IV, Item 15(a)(1), “Financial Statements.” If a generic version of Skelaxin®, Avinza®, or EpiPen® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by operating activities	$430,729	$491,391	$672,649

Our net cash from operations was lower in 2009 than in 2008 primarily due to a decrease in net sales of several key branded prescription pharmaceutical products. While net sales increased from 2008 to 2009, gross margins decreased due to a change in the composition of net sales. The branded prescription pharmaceutical segment net sales decreased, while net sales in the Meridian Auto-Injector and Animal Health segments increased. Our branded prescription pharmaceutical segment has higher gross margins than our other segments. The decrease in net sales in the branded prescription pharmaceutical segment was partially offset by a decrease in co-promotion fees.

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

We expect net cash flows from operations will decrease in 2010, primarily due to the anticipated payment of $42.5 million, plus accrued interest beginning from October 1, 2009 at a rate 3.125% per annum, to the DOJ. For additional information related to the DOJ settlement, please see Note 19, “Commitments and Contingencies”, in Part IV, Item 15(a)(1), “Financial Statements”.

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the periods ending December 31, 2009, 2008 and 2007 and the resulting cash provided by (used in) operating activities:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Accounts receivable, net of allowance	$34,279	$37,956	$80,106
Inventories	34,863	22,785	55,056
Prepaid expenses and other current assets	1,231	16,785	(43,555)
Accounts payable	(56,916)	9,673	(16,276)
Accrued expenses and other liabilities	(75,513)	(180,960)	(33,408)
Income taxes payable	(15,932)	24,713	(9,009)
Deferred revenue	(4,680)	(4,680)	(4,680)
Other assets	10,296	27,078	(3,470)
Deferred taxes	46,553	37,313	(91,229)

Total changes from operating assets and liabilities and deferred taxes	$(25,819)	$(9,337)	$(66,465)

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

Investing Activities

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash provided by (used in) investing activities	$94,219	$(156,110)	$(776,251)

Our cash flows from investing activities for 2009 were primarily due to proceeds from the sale of debt securities of $129.1 million and proceeds related to the sale of Kadian® of $84.8 million, partially offset by payments made in connection with our acquisition of Alpharma of $70.2 million and capital expenditures of $38.8 million.

During 2008, we used cash of approximately $1.557 billion, offset by $532.6 million of cash acquired, for the acquisition of Alpharma. Net sales of our investments in debt securities provided cash of $927.9 million during 2008. We incurred capital expenditures of $57.5 million during 2008.

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

We anticipate capital expenditures, for the year ending December 31, 2010 of approximately $50 million to $55 million, which we expect to fund with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Net cash (used in) provided by financing activities	$(922,552)	$584,922	$9,834

Our cash flows used in financing activities for 2009 were primarily related to payments on long-term debt, which included $385.2 million related to Alpharma’s convertible debt, $332.7 million related to our Revolving Credit Facility and $200.0 million related to our Term Facility.

Our cash flows from financing activities for 2008 were primarily related to $425.0 million in proceeds from the Revolving Credit Facility and $192.0 million in proceeds from the Term Facility partially offset by $30.0 million in debt issuance costs and $2.0 million related to activities associated with our stock compensation plans, including the exercise of employee stock options.

Our cash flows from financing activities for 2007 were primarily related to activities associated with our stock compensation plans, including the exercise of employee stock options.

Certain Indebtedness and Other Matters

Convertible Senior Notes

The Convertible Senior Notes, issued in 2006, are unsecured obligations and are guaranteed by each of our domestic subsidiaries on a joint and several basis. The Convertible Senior Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, we will pay additional interest during any six-month interest period if the average trading price of the Convertible Senior Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Convertible Senior Notes. Interest is payable on April 1 and October 1 of each year.

On or after April 5, 2013, we may redeem for cash some or all of the Convertible Senior Notes at any time at a price equal to 100% of the principal amount of the Convertible Senior Notes to be redeemed, plus any accrued and unpaid interest, and liquidated damages, if any, up to but excluding the date fixed for redemption. Holders may require us to purchase for cash some or all of their Convertible Senior Notes on April 1, 2013, April 1, 2016 and April 1, 2021, or upon the occurrence of a fundamental change, at 100% of the principal amount of the Convertible Senior Notes to be purchased, plus any accrued and unpaid interest, and liquidated damages, if any, up to but excluding the purchase date.

Senior Secured Revolving Credit Facility

On April 19, 2007, we entered into a new $475.0 five-year Revolving Credit Facility, as amended on December 5, 2008. The Revolving Credit Facility matures in April 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced.

In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal. As of December 31, 2009, $92.3 million was outstanding under the Revolving Credit Facility.

During 2010, all borrowings under the Revolving Credit Facility were fully paid, and as of February 25, 2010, there were no outstanding borrowings under the Revolving Credit Facility and letters of credit totaled $2.9 million.

In connection with the borrowings, we incurred approximately $22.2 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date.

As discussed above, we have repaid our borrowings under the Revolving Credit Facility. Should we undertake future borrowings under the Revolving Credit Facility, the credit commitments would be automatically and permanently reduced on a quarterly basis; however, these commitments would not be reduced in any event below $150.0 million. Additionally, we would have the right, without penalty (other than customary breakage costs), to prepay any borrowing under the Revolving Credit Facility and, subject to certain conditions, we could be required to make mandatory prepayments. For additional information, please see the discussion in the section titled “Liquidity and Capital Resources — Senior Secured Revolving Credit Facility” above.

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

As of December 31, 2009 and throughout 2009, we were in compliance with these covenants.

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

The Revolving Credit Facility and the Term Facility require us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long-term debt beginning 90 days after the amendment to the facility for a period of not less than two years. Accordingly, in March 2009, we entered into an interest rate swap with an aggregate notional amount of $112.5 million which was designated as a cash flow hedge of the overall variability of cash flows. As a result of the reduction of our variable rate long-term debt beginning in the third quarter of 2009, greater than 50% of our outstanding long-term debt was at fixed rates and, therefore, an interest rate swap is no longer required. In September 2009, we terminated the interest rate swap for $0.8 million and recognized the cost in interest expense during the third quarter 2009.

Senior Secured Term Facility

On December 29, 2008, we entered into a $200.0 million term loan credit agreement, comprised of a four-year senior secured term loan facility with a maturity date of December 28, 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced. We borrowed $200.0 million under the Term Facility and received proceeds of $192.0 million, net of the discount at issuance. During 2009, we made payments of $200.0 million on the Term Facility, completing our repayment obligations under the facility.

In connection with the borrowings, we incurred approximately $8.7 million of deferred financing costs that were fully amortized ratably from the date of the borrowing based on our repayments.

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

For the period during 2009 that we had borrowings outstanding under the Term Facility, we were in compliance with these covenants.

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

Other significant estimates include accruals for Medicaid, Medicare, and other rebates, returns and chargebacks, allowances for doubtful accounts, the fair value of our investments in debt securities, and estimates used in applying the revenue recognition policy.

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

We review our property, plant and equipment and intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. We review our goodwill for possible impairment annually, during the first quarter, or whenever events or circumstances indicate that the carrying amount may not be recoverable. In any event, we evaluate the remaining useful lives of our intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through our quarterly evaluation of intangibles for impairment. We review our intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating goodwill for impairment, we estimate the fair value of our individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, our depreciation and amortization policies reflect judgments on the estimated useful lives of assets.

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

The gross carrying amount and accumulated amortization as of December 31, 2009 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$289,296	$75,597	$213,699
Skelaxin®	287,207	244,823	42,384
Sonata®	61,961	61,961	—
Flector® Patch	130,000	11,818	118,182

Neuroscience	768,464	394,199	374,265

Synercid®	70,959	47,888	23,071
Other hospital	8,442	6,732	1,710

Hospital	79,401	54,620	24,781

Bicillin®	92,350	34,972	57,378
Other legacy products	324,035	280,536	43,499

Legacy products	416,385	315,508	100,877

Total Branded	1,264,250	764,327	499,923

Animal Health	170,000	9,633	160,367
Meridian Auto-Injector	183,249	49,621	133,628
Royalties and other	3,731	3,510	221

Total intangible assets	$1,621,230	$827,091	$794,139

The amounts of impairments and amortization expense for the years ended December 31, 2009 and 2008 are as follows:

	For the Years Ended December 31,
	2009		2008
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$26,664	$—	$26,553
Skelaxin®	—	82,949	—	23,620
Sonata®	—	—	—	315
Flector® Patch	—	11,818	—	—

Neuroscience	—	121,431	—	50,488

Synercid®	—	5,937	39,630	7,731
Other hospital	—	305	—	304

Hospital	—	6,242	39,630	8,035

Bicillin®	—	3,702	—	3,702
Altace®	—	—	—	29,687
Other legacy products	—	5,719	1,251	11,937

Legacy products	—	9,421	1,251	45,326

Total Branded	—	137,094	40,881	103,849

Animal Health	—	9,633	—	—
Meridian Auto-Injector	—	8,340	—	7,860
Royalties and other	—	333	—	737

Total	$—	$155,400	$40,881	$112,446

The remaining amortization periods for significant branded prescription pharmaceutical products are as follows:

Remaining Life at December 31, 2009

Skelaxin®	6 months
Avinza®	7 years 11 months
Flector® Patch	10 years
Synercid®	4 years
Bicillin®	15 years 6 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks, Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

•	Investments in debt securities. Prior to the end of the first quarter of 2008 we invested in debt securities. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. On February 11, 2008, we began to experience auction failures with respect to our investments in auction rate securities. All of our investments in auction rate securities have experienced multiple failed auctions. We will not be able to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we measure these investments using unobservable inputs.

The fair value of investments in debt securities is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. The discount rate is determined as the loss-adjusted required rate of return using public information such as spreads or near-risk free to risk free assets. The expected term is based on our estimate of future liquidity as of the balance sheet date.

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. We launched Embeda® in late September 2009. We have recognized revenue on Embeda® in a manner consistent with our other products, as described above, which is generally at the time the product is received by the customer. We believe Embeda® has similar characteristics of certain of our other pharmaceutical products such that we can reliably estimate expected returns of the product. Royalty revenue is recognized based on a percentage of sales (namely, contractually agreed-upon royalty rates) reported by third parties. For additional information, please see Note 2, “Summary of Significant Accounting Policies,” in Part IV, Item 15(a)(1), “Financial Statements”.

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, please see Note 24, “Recently Issued Accounting Standards,” in Part IV, Item 15(a)(1), “Financial Statements”.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk for changes in the market values of some of our investments (“Investment Risk”), the effect of interest rate changes (“Interest Rate Risk”) and the effect of changes in foreign currency exchange rates (“Foreign Currency Exchange Rate Risk”). At December 31, 2009 we held derivative financial instruments associated with the Convertible Senior Notes. At December 31, 2008, we had forward foreign exchange contracts which expired during 2009. The quantitative and qualitative disclosures about market risk are set forth below.

Investment Risk

We have marketable securities which are carried at fair value based on current market quotes. Gains and losses on securities are based on the specific identification method. For additional information related to our investment in debt securities, please see “Liquidity and Capital Resources” in Item 7 above.

Interest Rate Risk

The fair market value (“fair value”) of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of our convertible debentures is affected by our stock price. The estimated fair value of our total long-term fixed rate debt at December 31, 2009 was $364.0 million. Fair values were determined from available market prices, using current interest rates and terms to maturity. If interest rates were to increase or decrease by 1%, the fair value of our long-term debt would increase or decrease by approximately $12.7 million.

We are subject to interest rate risk on our variable rate debt as changes in interest rates could adversely affect earnings and cash flows. As of December 31, 2009, our variable rate debt totaled $92.3 million and a 1% change in interest rates would have an annualized pre-tax effect of $0.9 million in our consolidated statements of operations and cash flows as of December 31, 2009. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

Foreign Currency Exchange Rate Risk

Foreign currency exchange rate movements create fluctuations in U.S. Dollar reported amounts of foreign subsidiaries whose local currencies are their respective functional currencies. Less than 10% of our revenues and net income are exposed to changes in foreign exchange rates. If the U.S. Dollar were to devalue against other currencies by 10%, the expected effect on our revenues and net income would be immaterial.

Item 8.	Financial Statements and Supplementary Data

Our audited consolidated financial statements and related notes as of December 31, 2009 and 2008 and for each of the three years ended December 31, 2009, 2008 and 2007 are included under Item 15 and begin on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation, as required by Rule 13a-15(b) under the Exchange Act, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of December 31, 2009.

Based on this evaluation by management, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Management has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report which appears herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

The Company is conducting a review of the potential value of its Animal Health business in the context of the Company’s overall strategic position and objectives, and it has retained advisors to assist it in this effort. The Company has made no decisions that would alter the current status of this business within the Company’s operations.

PART III

The information called for by Part III of Form 10-K (Item 10 — Directors, Executive Officers and Corporate Governance, Item 11 — Executive Compensation, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Item 13 — Certain Relationships and Related Transactions, and Director Independence and Item 14 — Principal Accounting Fees and Services), is incorporated by reference from our proxy statement related to our 2010 annual meeting of shareholders, which will be filed with the SEC not later than April 30, 2010 (120 days after the end of the fiscal year covered by this report).

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as a part of this report:

(1) Financial Statements

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b)	Exhibits

The following Exhibits are filed herewith or incorporated herein by reference:

Exhibit
Number		Description

2	.1(1)	Stock and Asset Purchase Agreement among Alpharma Inc., Alpharma (Luxembourg) S.ar.l., Alpharma Bermuda G.P., and Alpharma International (Luxembourg) S.ar.l., Alfanor 7152 AS (under change of name to Otnorbidco AS), Otdenholdco ApS and Otdelholdco Inc., dated February 6, 2008
2	.2(2)	Agreement and Plan of Merger, dated as of November 23, 2008, among King Pharmaceuticals, Inc., Albert Acquisition Corp. and Alpharma Inc.
3	.1(3)	Third Amended and Restated Charter of King Pharmaceuticals, Inc.
3	.2(4)	Second Amended and Restated Bylaws of King Pharmaceuticals, Inc.
4	.1(5)	Specimen Common Stock Certificate for King Pharmaceuticals, Inc.
10	.1(5)*	1997 Incentive and Nonqualified Stock Option Plan for Employees of King Pharmaceuticals, Inc.
10	.2(6)*	King Pharmaceuticals, Inc. 1998 Non-Employee Director Stock Option Plan
10	.3(7)*	Offer Letter to Brian A. Markison, dated July 15, 2004
10	.4(8)*	Offer letter to Joseph Squicciarino dated May 25, 2005
10	.5(8)*	Offer letter to Eric J. Bruce dated May 19, 2005
10	.6(9)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Option Certificate and Nonstatutory Stock Option Grant Agreement

Exhibit
Number		Description

10	.7(10)	Settlement Agreement, dated as of October 31, 2005, among the United States of America acting through the entities named therein, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc.
10	.8(10)	State Settlement Agreement, dated as of October 31, 2005, among the state of Massachusetts, King Pharmaceuticals, Inc. and Monarch Pharmaceuticals, Inc. and general description of the other state settlement agreements
10	.9(10)	Corporate Integrity Agreement, dated as of October 31, 2005, between the Office of Inspector General of the Department of Health and Human Services and King Pharmaceuticals, Inc.
10	.10(11)*	King Pharmaceuticals, Inc. Incentive Plan
10	.11(12)†	Collaboration Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of November 9, 2005
10	.12(12)†	License Agreement by and between King Pharmaceuticals, Inc. and Pain Therapeutics, Inc., dated as of December 29, 2005
10	.13(12)†	License Agreement, by and between King Pharmaceuticals, Inc. and Mutual Pharmaceutical Company, Inc., dated as of December 6, 2005
10	.14(13)	Amended and Restated Copromotion Agreement between King Pharmaceuticals, Inc. and Wyeth, effective as of January 1, 2006
10	.15(14)*	A.L. Pharma Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 2005)
10	.16(14)*	Amendment No. 1 to the A.L. Pharma Inc. Supplemental Pension Plan (Amended and Restated as of January 1, 2005), effective March 31, 2006
10	.17(15)	Indenture, dated as of March 29, 2006, among King Pharmaceuticals, Inc., the Subsidiary Guarantors parties hereto and The Bank of New York Trust Company, N.A., as Trustee
10	.18(15)	Registration Rights Agreement dated as of March 29, 2006 between King Pharmaceuticals, Inc., the Guarantors and the Initial Purchasers of King’s 1 1 / 4% Convertible Notes due 2026, represented by Citigroup Global Markets Inc.
10	.19(16)†	Generic Distribution Agreement by and between King Pharmaceuticals, Inc. and Cobalt Pharmaceuticals, Inc., dated as of February 12, 2006
10	.20(16)†	Product Supply Agreement by and among King Pharmaceuticals, Inc., Selamine Limited, Robin Hood Holdings Limited and Arrow Pharm Malta Limited, dated as of February 12, 2006
10	.21(16)†	Ramipril Application License Agreement by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., Arrow International Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.22(16)†	Ramipril Patent License Agreement by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc., Selamine Limited and Robin Hood Holdings Limited, dated as of February 12, 2006
10	.23(16)†	Amended and Restated U.S. Product Manufacturing Agreement by and between King Pharmaceuticals, Inc. and Sanofi-Aventis Deutschland GmbH, dated as of February 27, 2006
10	.24(16)	First Amendment to the U.S. Product Agreement by and between King Pharmaceuticals, Inc., Sanofi-Aventis U.S. LLC and Sanofi-Aventis Deutschland GmbH, dated as of February 27, 2006
10	.25(17)	Purchase Agreement between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of September 6, 2006
10	.26(18)	Amendment No. 1 to Purchase Agreement, Contract Sales Force Agreement and Confidentiality Agreement by and between Ligand Pharmaceuticals Incorporated, King Pharmaceuticals, Inc. and King Pharmaceuticals Research and Development, Inc., dated as of January 3, 2007, effective as of November 30, 2006

10	.27(19)	Amendment No. 2 to Purchase Agreement, by and between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and Ligand Pharmaceuticals Incorporated, effective as of February 26, 2007
10	.28(20)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Option and Nonstatutory Stock Option Agreement

Exhibit
Number		Description

10	.29(20)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.30(20)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (One-Year Performance Cycle)
10	.31(20)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (Three-Year Performance Cycle)
10	.32(21)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Retention Grant Agreement
10	.33(21)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Unit Certificate and Restricted Stock Unit Grant Agreement
10	.34(21)*	King Pharmaceuticals, Inc. Incentive Plan: Form Of Long-Term Performance Unit Award Agreement (One Year Performance Cycle)
10	.35(21)*	King Pharmaceuticals, Inc. Incentive Plan: Form Of Long-Term Performance Unit Award Agreement (Three Year Performance Cycle)
10	.36(3)	Credit Agreement dated as of April 19, 2007 among King Pharmaceuticals, Inc.; the Lenders named therein; Credit Suisse, Cayman Islands Branch, as Administrative Agent, as Collateral Agent and as Swingline Lender; Bank of America, N.A. and UBS Securities LLC, as Co-Syndication Agents; Citigroup Global Markets Inc., Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents; U.S. Bank National Association, as Managing Agent; and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Bookrunner
10	.37(22)	Amendment No. 1, dated as of December 5, 2008, to Credit Agreement, dated as of April 19, 2007, among King Pharmaceuticals, Inc.; the Lenders named therein; Credit Suisse, Cayman Islands Branch, as Administrative Agent, Collateral Agent and Swingline Lender; Bank of America, N.A. and UBS Securities LLC, as Co-Syndication Agents; Citigroup Global Markets Inc., Wachovia Bank, National Association and The Royal Bank of Scotland plc, as Co-Documentation Agents; U.S. Bank National Association as Managing Agent; Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC, as Joint Lead Arrangers and Joint Bookrunners
10	.38(23)	Exclusive License and Distribution Agreement, by and between IBSA Institut Biochimique SA (Switzerland) and Alpharma Pharmaceuticals LLC, dated as of August 16, 2007
10	.39(23)	Exclusive License Agreement, dated September 4, 2007, between IDEA AG and Alpharma Ireland Limited
10	.40(24)	First Amendment to License Agreement, dated March 31, 2008, between IDEA AG and Alpharma Ireland Limited
10	.41(23)	Registration Rights Agreement, dated October 12, 2007 between Alpharma Inc., IDEA AG and any Stockholders
10	.42(25)*	Amended and Restated King Pharmaceuticals, Inc. Severance Pay Plan: Tier I, effective October 16, 2007
10	.43(26)†	License, Development and Commercialization Agreement, between King Pharmaceuticals Research and Development, Inc. and Acura Pharmaceuticals, Inc., dated October 30, 2007
10	.44(26)*	King Pharmaceuticals, Inc. Deferred Compensation Plan
10	.45(27)*	Amended and Restated King Pharmaceuticals, Inc. Non-Employee Directors’ Deferred Compensation Plan
10	.46(27)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.47(28)	Metaxalone 800 mg Product Agreement, dated January 2, 2008, by and among King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePharma LLC
10	.48(29)*	Alpharma Inc. Change in Control Plan, Amended and Restated Effective January 25, 2008
10	.49(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.50(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement

Exhibit
Number		Description

10	.51(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (One-Year Performance Cycle)
10	.52(30)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (Three-Year Performance Cycle)
10	.53(31)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Unit Certificate and Restricted Unit Grant Agreement
10	.54(32)	Product Development Agreement between King Pharmaceuticals, Inc., King Pharmaceuticals Research and Development, Inc. and CorePharma LLC, dated June 18, 2008
10	.55(33)	Settlement Agreement, dated August 21, 2008, by and among King Pharmaceuticals, Inc., other defendants, and Representative Plaintiffs related to a certain consolidated shareholder derivative action entitled, In Re: King Pharmaceuticals, Inc. Derivative Litigation
10	.56(34)	Development and License Agreement between Durect Corporation and Alpharma Ireland Limited, dated as of September 19, 2008
10	.57(22)	Asset Purchase Agreement by and between King Pharmaceuticals, Inc. and Actavis Elizabeth, L.L.C., dated as of December 17, 2008.
10	.58(22)	Term Loan Credit Agreement, dated as of December 29, 2008, among King Pharmaceuticals, Inc., the Lenders party thereto, Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunners and Joint Lead Arrangers, Wachovia Bank, National Association and SunTrust Bank as Co-Syndication Agents, DNB First Bank and U.S. Bank National Association as Co-Documentation Agents, DZ Bank AG, Deutsche Zentral-Genossenschaftsbank, New York Branch, Siemens Financial Services, Inc., The PrivateBank and Trust Company and Union Bank, N.A. as Senior Managing Agents
10	.59(35)*	2009 Executive Management Incentive Awards
10	.60(35)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.61(35)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.62(35)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (One-Year Performance Cycle)
10	.63(35)*	King Pharmaceuticals, Inc. Incentive Plan: Form of Long-Term Performance Unit Award Agreement (Three-Year Performance Cycle)
10	.64*	Executive Management Awards Program, as adopted by the Compensation and Human Resources Committee of the Board of Directors on December 3, 2009 and as effective on January 1, 2010
10	.65*	Director Compensation Policy for Non-Employee Directors of King Pharmaceuticals, Inc., amended February 17, 2010
21.1		Subsidiaries of the Registrant as of February 25, 2010
23.1		Consent of PricewaterhouseCoopers LLP
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

†	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Exchange Act of 1934.

(1)	Incorporated by reference to Alpharma Inc.’s Current Report on Form 8-K filed on February 7, 2008.

(2)	Incorporated by reference to King’s Current Report on Form 8-K filed November 24, 2008.

(3)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 7, 2007.

(4)	Incorporated by reference to King’s Current Report on Form 8-K filed September 17, 2009.

(5)	Incorporated by reference to King’s Registration Statement on Form S-1 (Registration No. 333-38753) filed October 24, 1997.

(6)	Incorporated by reference to King’s Registration Statement on Form S-8 (File No. 333-45276) filed September 6, 2000.

(7)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed March 21, 2005.

(8)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 9, 2005.

(9)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed October 9, 2005.

(10)	Incorporated by reference to King’s Current Report on Form 8-K filed November 4, 2005.

(11)	Incorporated by reference to King’s Definitive Proxy Statement as Appendix B, filed April 28, 2005, related to the 2005 annual meeting of shareholders.

(12)	Incorporated by reference to King’s Annual Report on Form 10-K filed March 3, 2006.

(13)	Incorporated by reference to King’s Quarterly Report of Form 10-Q filed November 9, 2006.

(14)	Incorporated by reference to Alpharma Inc.’s Annual Report on Form 10-K filed on March 1, 2007.

(15)	Incorporated by reference to King’s Current Report on Form 8-K filed March 30, 2006.

(16)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 10, 2006.

(17)	Incorporated by reference to King’s Current Report on Form 8-K filed September 12, 2006.

(18)	Incorporated by reference to King’s Current Report on Form 8-K filed January 5, 2007.

(19)	Incorporated by reference to King’s Current Report on Form 8-K filed March 2, 2007.

(20)	Incorporated by reference to King’s Current Report on Form 8-K filed March 27, 2007.

(21)	Incorporated by reference to King’s Current Report on Form 8-K filed May 21, 2007.

(22)	Incorporated by reference to King’s Annual Report on Form 10-K filed March 2, 2009.

(23)	Incorporated by reference to Alpharma Inc.’s Quarterly Report on Form 10-Q filed on October 30, 2007.

(24)	Incorporated by reference to Alpharma Inc.’s Quarterly Report on Form 10-Q filed May 9, 2008.

(25)	Incorporated by reference to King’s Current Report on Form 8-K filed October 22, 2007.

(26)	Incorporated by reference to King’s Current Report on Form 8-K filed November 5, 2007.

(27)	Incorporated by reference to King’s Current Report on Form 8-K filed December 5, 2007.

(28)	Incorporated by reference to King’s Current Report on Form 8-K filed January 8, 2008.

(29)	Incorporated by reference to Alpharma Inc.’s Annual Report on Form 10-K filed February 27, 2008.

(30)	Incorporated by reference to King’s Current Report on Form 8-K filed April 1, 2008.

(31)	Incorporated by reference to King’s Current Report on Form 8-K filed May 21, 2008.

(32)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed August 7, 2008.

(33)	Incorporated by reference to King’s Current Report on Form 8-K filed August 27, 2008.

(34)	Incorporated by reference to Alpharma Inc.’s Quarterly Report on Form 10-Q filed on October 29, 2008.

(35)	Incorporated by reference to King’s Quarterly Report on Form 10-Q filed May 11, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
King Pharmaceuticals, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of King Pharmaceuticals, Inc. and its subsidiaries (the “Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007. In addition, as discussed in Notes 13 and 15, in 2009 the Company changed the manner in which it accounts for convertible debt instruments and investments in debt securities, respectively.

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

/s/  PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Charlotte, North Carolina
February 25, 2010

KING PHARMACEUTICALS, INC.

CONSOLIDATED BALANCE SHEETS
as of December 31, 2009 and 2008
(In thousands, except share data)

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$545,312	$940,212
Investments in debt securities	29,258	6,441
Marketable securities	2,100	511
Accounts receivable, net of allowance of $3,401 and $4,713	210,256	245,070
Inventories	182,291	258,303
Deferred income tax assets	83,675	89,513
Income tax receivable	16,091	—
Prepaid expenses and other current assets	60,860	129,214

Total current assets	1,129,843	1,669,264

Property, plant and equipment, net	391,839	417,259
Intangible assets, net	794,139	934,219
Goodwill	467,613	450,548
Deferred income tax assets	264,162	269,116
Investments in debt securities	218,608	353,848
Other assets (includes restricted cash of $15,900 and $16,580)	56,496	122,826
Assets held for sale	5,890	11,500

Total assets	$3,328,590	$4,228,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,692	$140,908
Accrued expenses	320,992	411,488
Income taxes payable	—	10,448
Short-term debt	3,662	5,230
Current portion of long-term debt	85,550	439,047

Total current liabilities	496,896	1,007,121

Long-term debt	339,016	877,638
Other liabilities	123,371	110,022

Total liabilities	959,283	1,994,781

Commitments and contingencies (Note 19)
Shareholders’ equity:
Preferred stock, 15,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 600,000,000 shares authorized, 248,444,711 and 246,487,232 shares issued and outstanding	1,421,489	1,391,065
Retained earnings	963,620	871,021
Accumulated other comprehensive (loss) income	(15,802)	(28,287)

Total shareholders’ equity	2,369,307	2,233,799

Total liabilities and shareholders’ equity	$3,328,590	$4,228,580

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2009, 2008 and 2007
(In thousands, except share data)

	2009	2008	2007

Revenues:
Net sales	$1,725,703	$1,485,619	$2,054,293
Royalty revenue	50,797	79,442	82,589

Total revenues	1,776,500	1,565,061	2,136,882

Operating costs and expenses:
Costs of revenues, exclusive of depreciation, amortization and impairments shown below	622,764	394,825	566,534

Selling, general and administrative, exclusive of co-promotion fees	536,601	408,955	511,303
Acquisition related costs	6,733	1,382	—
Co-promotion fees	5,226	37,065	179,731

Total selling, general and administrative	548,560	447,402	691,034

Research and development	98,652	145,173	149,425
Research and development — in process upon acquisition	—	598,500	35,310

Total research and development	98,652	743,673	184,735

Depreciation and amortization	214,493	151,477	174,348
Asset impairments	4,510	40,995	223,025
Restructuring charges	51,167	7,098	70,178

Total operating costs and expenses	1,540,146	1,785,470	1,909,854

Operating income (loss)	236,354	(220,409)	227,028

Other (expense) income:
Interest income	5,926	36,970	42,491
Interest expense	(88,223)	(21,631)	(19,794)
Loss on investment	(5,884)	(7,451)	(11,591)
Other, net	2,416	(3,635)	223

Total other (expense) income	(85,765)	4,253	11,329

Income (loss) from continuing operations before income taxes	150,589	(216,156)	238,357
Income tax expense	58,636	125,880	62,888

Income (loss) from continuing operations	91,953	(342,036)	175,469
Discontinued operations:
Loss from discontinued operations	—	—	(369)
Income tax benefit	—	—	(132)

Total loss from discontinued operations	—	—	(237)

Net income (loss)	$91,953	$(342,036)	$175,232

Income (loss) per common share:
Basic: Income (loss) from continuing operations	$0.38	$(1.40)	$0.72
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$0.38	$(1.40)	$0.72

Diluted: Income (loss) from continuing operations	$0.37	$(1.40)	$0.72
Income (loss) from discontinued operations	—	—	—

Net income (loss)	$0.37	$(1.40)	$0.72

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME (LOSS)
for the years ended December 31, 2009, 2008 and 2007
(In thousands, except share data)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Income	Total

Balance, December 31, 2006	243,151,223	$1,322,730	$1,039,348	$(282)	$2,361,796

Comprehensive income:
Net income	—	—	175,232	—	175,232
Reclassification of unrealized losses on marketable securities to earnings, net of tax of $377	—	—	—	615	615
Foreign currency translation	—	—	—	1,624	1,624

Total comprehensive income					177,471

Adoption of Financial Accounting Standards Board Interpretation No. 48	—	—	(1,523)	—	(1,523)
Stock-based award activity	2,786,486	38,454	—	—	38,454

Balance, December 31, 2007	245,937,709	$1,361,184	$1,213,057	$1,957	$2,576,198

Comprehensive income:
Net loss	—	—	(342,036)	—	(342,036)
Net unrealized loss on investments in debt securities, net of taxes of $17,219	—	—	—	(28,092)	(28,092)
Foreign currency translation	—	—	—	(2,152)	(2,152)

Total comprehensive loss					(372,280)

Stock-based award activity	549,523	29,881	—	—	29,881

Balance, December 31, 2008	246,487,232	$1,391,065	$871,021	$(28,287)	$2,233,799

Comprehensive income:
Net income	—	—	91,953	—	91,953
Reclassification of unrealized losses on investments in debt securities, net of taxes of $2,370	—	—	—	4,116	4,116
Net unrealized gain on marketable securities, net of tax of $600	—	—	—	989	989
Net unrealized gain on investments in debt securities, net of taxes of $5,671	—	—	—	9,568	9,568
Unrecognized loss on pension, net of taxes of $2,564	—	—	—	(4,151)	(4,151)
Foreign currency translation	—	—	—	2,609	2,609

Total comprehensive income					105,084

Adoption of FASB statement on other-than-temporary investments, net of taxes of $396	—	—	646	(646)	—
Stock-based award activity	1,957,479	30,424	—	—	30,424

Balance, December 31, 2009	248,444,711	$1,421,489	$963,620	$(15,802)	$2,369,307

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007

Cash flows from operating activities of continuing operations:
Net income (loss)	$91,953	$(342,036)	$175,232
Income from discontinued operations	—	—	237
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	214,493	151,477	174,348
Amortization of deferred financing costs and debt discounts	52,520	15,836	14,033
Deferred income taxes	46,553	37,313	(91,229)
Impairment of intangible assets and other non-cash charges	41,938	40,995	256,478
Loss on sale of assets	—	—	46,354
In-process research and development charges	—	598,500	35,310
Loss on investment	5,884	7,451	11,591
Other non-cash items, net	13,837	(6,009)	(2,121)
Stock-based compensation	35,923	34,514	27,652
Changes in operating assets and liabilities net of effects from acquisitions:
Accounts receivable	34,279	37,956	80,106
Inventories	34,863	22,785	55,056
Prepaid expenses and other current assets	1,231	16,785	(43,555)
Other assets	10,296	27,078	(3,470)
Accounts payable	(56,916)	9,673	(16,276)
Accrued expenses and other liabilities	(75,513)	(180,960)	(33,408)
Deferred revenue	(4,680)	(4,680)	(4,680)
Income taxes	(15,932)	24,713	(9,009)

Net cash provided by operating activities of continuing operations	430,729	491,391	672,649

Cash flows from investing activities of continuing operations:
Purchases of investments in debt securities	—	(279,175)	(2,744,575)
Proceeds from maturity and sale of investments in debt securities	129,064	1,207,080	2,289,780
Transfer (to)/from restricted cash	680	(100)	(512)
Acquisition of Alpharma, net of cash acquired	(70,230)	(1,024,761)	—
Purchases of property, plant and equipment	(38,778)	(57,455)	(49,602)
Purchases of product rights and intellectual property	(3,269)	(12,109)	(395,379)
Proceeds from the sale of Kadian®	84,800	—	—
Proceeds from sale of assets	858	10,410	86,287
Loan to Ligand	—	—	37,750
Forward foreign exchange contracts	(8,906)	—	—

Net cash provided by (used in) investing activities of continuing operations	94,219	(156,110)	(776,251)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	1,869	439	10,656
Net (payments) proceeds related to stock-based award activity	(3,574)	(2,441)	705
Proceeds from issuance of long-term debt	—	617,000	—
Payments on debt	(919,534)	—	—
Debt issuance costs	(1,313)	(30,076)	(1,527)

Net cash (used in) provided by financing activities of continuing operations	(922,552)	584,922	9,834

Effect of exchange rate changes on cash	2,704	—	—

(Decrease) increase in cash and cash equivalents	(394,900)	920,203	(93,768)
Cash and cash equivalents, beginning of year	940,212	20,009	113,777

Cash and cash equivalents, end of year	$545,312	$940,212	$20,009

Supplemental disclosure of cash paid for: Interest	$32,613	$5,985	$6,047

Supplemental disclosure of cash paid for: Taxes	$16,368	$69,207	$171,924

The accompanying notes are an integral part of the consolidated financial statements.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)

1.	The Company

King Pharmaceuticals, Inc. (“King” or the “Company”) is a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products and animal health products. King markets its branded prescription pharmaceutical products, primarily through a dedicated sales force, to general/family practitioners, internal medicine physicians, neurologists, pain specialists, surgeons and hospitals across the United States and in Puerto Rico. The Company’s animal health products are primarily marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, the Company’s animal health products are sold primarily through the use of distributors and other third-party sales companies. Through a team of internal sales professionals, the Company markets a portfolio of acute care auto-injector products to the pre-hospital emergency services market, which includes U.S. federal, state and local governments, public health agencies, emergency medical personnel and first responders and approved foreign governments. The Company is also the exclusive manufacturer and supplier of a commercial auto-injector which is sold worldwide by a third party, except in Canada, where the Company markets, distributes and sells the product. In addition, the Company receives royalties from the rights to certain products (including Adenoscan®) previously licensed.

These consolidated financial statements include the accounts of King and all of its wholly owned subsidiaries. See Note 9. All intercompany transactions and balances have been eliminated in consolidation.

Discontinued operations in these consolidated financial statements represent the effect of the Prefest® and Nordette® product rights, which the Company divested in 2004.

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

Other significant estimates include accruals for Medicaid, Medicare and commercial rebates; returns; chargebacks; allowances for doubtful accounts; the fair value of our investments in debt securities; and estimates used in applying the revenue recognition policy. Reserves for returns; chargebacks; Medicaid, Medicare and commercial rebates each use the estimate of the level of inventory of the Company’s branded prescription pharmaceutical products in the distribution channel at the end of the period. The estimate of the level of inventory of the Company’s branded prescription pharmaceutical products in the distribution channel is based primarily on data provided by our three key wholesalers under inventory management agreements.

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

Intangible Assets and Goodwill.  Intangible assets, which primarily include acquired product rights, trademarks, tradenames and patents, are stated at cost, net of accumulated amortization. Amortization is computed over the estimated useful lives, ranging from one to forty years, using primarily the straight-line method. The Company estimates the useful lives of the assets by factoring in the characteristics of the products such as: patent protection, competition by products prescribed for similar indications, estimated future introductions of competing products, and other factors. The Company evaluates the remaining useful lives of intangible assets each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization. This evaluation is performed through the quarterly evaluation of intangibles for impairment. The Company reviews its intangible assets for possible impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. In evaluating goodwill for impairment, the Company estimates fair value of the Company’s individual business reporting units on a discounted cash flow basis. Assumptions and estimates used in the evaluation of impairment may affect the carrying value of long-lived assets, which could result in impairment charges in future periods. Such assumptions include projections of future cash flows and, in some cases, the current fair value of the asset. In addition, the Company’s amortization policies reflect judgments on the estimated useful lives of assets.

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

The Company’s product returns accrual is primarily based on estimates of future product returns over the period during which customers have a right of return, which is, in turn, based in part on estimates of the remaining shelf-life of our products when sold to customers. Future product returns are estimated primarily based on historical sales and return rates. The Company launched Embeda® in late September 2009. The Company has recognized revenue on Embeda® in a manner consistent with our other products, as described above, which is generally at the time the product is received by the customer. The Company believes Embeda® has similar characteristics of certain of our other pharmaceutical products such that it can reliably estimate expected returns of the product. The Company estimates its commercial, Medicare and Medicaid rebate accruals based on estimates of utilization by rebate-eligible customers, estimates of the level of inventory of its products in the distribution channel that remain potentially subject to those rebates, and the terms of its commercial, Medicare and Medicaid rebate obligations. The Company estimates its chargeback accrual based on its estimates of the level of inventory of its products in the distribution channel that remain subject to chargebacks, and specific contractual and historical chargeback rates. The estimate of the level of our branded prescription pharmaceutical products in the distribution channel is based primarily on data provided by our three key wholesalers under inventory management agreements.

The Company’s accruals for returns, chargebacks and rebates are adjusted as appropriate for specific known developments that may result in a change in its product returns or its rebate and chargeback obligations. In the case of product returns, the Company monitors demand levels for its products and the effects of the

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

introduction of competing products and other factors on this demand. When the Company identifies decreases in demand for products or experiences higher than historical rates of returns caused by unexpected discrete events, it further analyzes these products for potential additional supplemental reserves.

Shipping and Handling Costs.  The Company incurred $14,600, $2,884, and $3,527 in 2009, 2008, and 2007, respectively, related to third-party shipping and handling costs classified as selling, general and administrative expenses in the consolidated statements of operations. The Company does not bill customers for such costs.

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents include institutional money market funds.

Restricted Cash.  Cash escrowed for a specific purpose is designated as restricted cash.

Investments in Debt Securities.  The Company had invested in debt securities prior to the end of the first quarter of 2008. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. On February 11, 2008, the Company began to experience auction failures with respect to its investments in auction rate securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The Company will not be able to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, the Company measures these investments using unobservable inputs.

The fair value of investments in debt securities is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. The discount rate is determined as the loss-adjusted required rate of return using public information such as spreads or near-risk free to risk free assets. The expected term is based on our estimate of future liquidity as of the balance sheet date.

The Company classifies auction rate securities as available-for-sale at the time of purchase. Temporary gains or losses are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Other-than-temporary credit losses are included in loss on investments in the Consolidated Statements of Operations. Non-credit related other-than temporary losses are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, as the Company has no intent to sell the securities and believes that it is more likely than not that it will not be required to sell the securities prior to recovery. Gains or losses on securities sold are based on the specific identification method.

As of December 31, 2009 and 2008, par value of the Company’s investments in debt securities was $281,525 and $417,075, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities are limited to issues which were rated AA or higher at the time of purchase.

For additional information regarding investments in debt securities, please see Note 15.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities.  The Company classifies its marketable securities as available-for-sale. These securities are carried at fair market value based on current market quotes. Temporary gains or losses are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Other-than-temporary losses are included in loss on investments in the Consolidated Statements of Operations. Gains or losses on securities sold are based on the specific identification method. The Company reviews its investment portfolio as deemed necessary and, where appropriate, adjusts individual securities for other-than-temporary impairments. The Company does not hold these securities for speculative or trading purposes.

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

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Product samples held for distribution to physicians and other healthcare providers represent approximately 2% and 3% of inventory as of December 31, 2009 and 2008, respectively. The Company has fixed purchase commitments under supply contracts for certain raw materials. A loss accrual is recorded when the total inventory for a product is projected to be more than the forecasted demand.

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

Foreign currency translation and transactions.  The assets and liabilities of the Company’s foreign subsidiaries are translated from their respective functional currencies into U.S. Dollars at rates in effect at the balance sheet date. Results of operations are translated using average rates in effect during the year. Foreign currency transaction gains and losses are included in income. Foreign currency translation adjustments are included in accumulated other comprehensive income (loss) as a separate component of shareholders’ equity.

Financial Instruments and Derivatives.  The Company does not use financial instruments for trading purposes. At December 31, 2009 and 2008, the Company had utility contracts which qualify as normal purchase and sales, and derivatives associated with the Convertible Senior Notes (see Note 13). At December 31, 2008, the Company had forward foreign exchange contracts. The Company had forward foreign exchange contracts outstanding during 2009 on certain non-U.S. cash balances. The forward exchange

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts were not designated as hedges. The Company recorded these contracts at fair value and changes in fair value were recognized in current earnings. All foreign exchange contracts expired during 2009.

During the first quarter of 2009, the Company entered into an interest rate swap agreement under the terms of the Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), which it terminated in the third quarter of 2009. The interest rate swap was designated as a cash flow hedge and was being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. For additional information on the interest rate swap, see Note 15.

Property, Plant and Equipment.  Property, plant and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is computed over the estimated useful lives of the related assets using the straight-line method. The estimated useful lives are principally fifteen to forty years for buildings and improvements and three to ten years for machinery and equipment.

The Company capitalizes certain computer software acquisition and development costs incurred in connection with developing or obtaining computer software for internal use. Capitalized software costs are amortized over the estimated useful lives of the software which is generally three years.

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

Research and Development Costs.  Research and development costs consist primarily of services performed by third parties, and are expensed as incurred. This includes costs to acquire in-process research and development projects for products that have not received final regulatory approval and do not have an alternative future use. Milestone payments made to third parties in connection with a product in development prior to its regulatory approval are also expensed as incurred. Milestone payments made to third parties with respect to a product on or after its regulatory approval are capitalized and amortized over the remaining useful life of the product. Amounts capitalized for these payments are included in intangible assets.

Deferred Financing Costs.  Financing costs related to the Convertible Senior Notes are being amortized over seven years to the first date the debt can be put by the holders to the Company. Financing costs related to the Revolving Credit Facility are being amortized over five years, the term of the facility. For additional information on deferred financing costs, please see Note 13.

Insurance.  The Company is self-insured with respect to its healthcare benefit program. The Company pays a fee to a third party to administer the plan. The Company has stop loss coverage on a per employee basis as well as in the aggregate. Self-insured costs are accrued based upon reported claims and an estimated liability for claims incurred but not reported.

Advertising.  The Company expenses advertising costs as incurred and these costs are classified as selling, general and administrative expenses in the Consolidated Statements of Operations. Advertising costs for the years ended December 31, 2009, 2008, and 2007 were $100,425, $88,106, and $125,064, respectively.

Promotional Fees to Wyeth.  On June 22, 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement as amended. In connection with the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. On July 5, 2006, the Company entered into an Amended and

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restated Co-Promotion Agreement (“Amended Co-Promotion Agreement”) with Wyeth regarding Altace®, which extended the term to December 31, 2010. Effective January 1, 2007, the Company assumed full responsibility for selling, marketing and promoting Altace®. Under the Amended Co-Promotion Agreement, the Company pays Wyeth a reduced annual fee based on net sales of Altace®. The annual fee is accrued quarterly based on a percentage of Altace® net sales at a rate equal to the expected relationship of the expected fee for the year to applicable expected Altace® net sales for the year. For additional information on the Co-Promotion Agreement with Wyeth, please see Note 9.

3.	Invalidation of Altace® Patent

In September 2007, the U.S. Circuit Court of Appeals for the Federal Circuit (the “Circuit Court”) declared invalid U.S. Patent No. 5,061,722 (the “ ‘722 patent”) that was associated with the Company’s Altace® product, overruling the decision of the U.S. District Court for the Eastern District of Virginia (the “District Court”), which had upheld the validity of the patent. The Company filed with the Circuit Court a petition for rehearing and rehearing en banc, but this petition was denied in December 2007. The Circuit Court issued the mandate to the District Court on December 10, 2007, beginning the 180-day Hatch-Waxman exclusive marketing period for the first generic competitor who entered the market in December 2007 with a generic substitute for the Company’s Altace®. Additional competitors entered the market in June 2008 with generic substitutes for Altace®.

As a result of the entry of generic competition, Altace® net sales have significantly decreased and the Company expects net sales of Altace® will continue to decline in the future. As a result, during 2007 the Company recorded charges of $146,444 associated with Altace® intangible assets, $78,812 associated with Altace® inventory and $25,755 associated with minimum purchase commitments for excess Altace® raw material. Net sales of Altace® were $36,442 in 2009, $166,406 in 2008 and $645,989 in 2007. For additional information regarding the Altace® intangible assets, please see Note 10. For additional information regarding Altace® inventory, please see Note 7.

4.	Change in Estimate

The Company’s calculation of its product returns reserves is based on historical sales and return rates over the period during which customers have a right of return. The Company also considers current wholesale inventory levels of the Company’s products.

Because actual returns related to sales in prior periods were lower than the Company’s original estimates, it recorded a decrease in its returns reserve in the first quarter of 2007. During the first quarter of 2007, the Company decreased its returns reserve by approximately $8,000 and increased its net sales from branded prescription pharmaceuticals, excluding the adjustment to sales classified as discontinued operations, by the same amount. The effect of the change in estimate on first quarter 2007 operating income was an increase of approximately $5,000.

5.	Receivables

Receivables, net of allowance for doubtful accounts, consist of the following:

	2009	2008

Trade	$192,043	$218,027
Royalty	9,957	18,182
Other	8,256	8,861

Total receivables	$210,256	$245,070

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Concentrations of Credit Risk

A significant portion of the Company’s sales is to wholesale customers in the branded prescription pharmaceutical industry. The Company monitors the extension of credit to wholesale customers and has not experienced significant credit losses. The following table represents the relative percentage of accounts receivable from significant wholesale customers compared to net accounts receivable:

	2009	2008

Customer A	13%	17%
Customer B	27%	23%
Customer C	10%	12%

The following table represents a summary of sales to significant wholesale customers as a percentage of the Company’s gross sales, including revenues from discontinued operations:

	For the Years Ended December 31,
	2009	2008	2007

Customer A	20%	30%	35%
Customer B	27%	28%	27%
Customer C	14%	14%	13%

7.	Inventory

Inventory consists of the following:

	2009	2008

Raw materials	$62,054	$82,273
Work-in process	29,979	62,836
Finished goods (including $3,908 and $7,385 of sample inventory, respectively)	126,705	176,582

	218,738	321,691
Less inventory valuation allowance	(36,447)	(63,388)

Inventories	$182,291	$258,303

In December 2007, the Company’s ‘722 patent that covered the Company’s Altace® product was invalidated by the Circuit Court. For additional information please see Note 3. As a result of the invalidation of the ‘722 patent, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company concluded that it had more Altace® raw material inventory than was required to meet anticipated future demand for the product. Accordingly, during 2007 the Company recorded charges in the amount of (i) $78,812 for an inventory valuation allowance for a portion of the Altace® raw material inventory on hand; and (ii) $25,755 for a portion of the Company’s estimated remaining minimum purchase requirements for excess Altace® raw material. These charges were included in cost of revenues during 2007, exclusive of depreciation, amortization and impairments, on the Consolidated Statements of Operations.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	2009	2008

Land	$16,210	$16,415
Buildings and improvements	267,472	188,207
Machinery and equipment	300,163	342,323
Capital projects in progress	51,738	59,731

	635,583	606,676
Less accumulated depreciation	(243,744)	(189,417)

Property, plant and equipment, net	$391,839	$417,259

Included in net property, plant and equipment as of December 31, 2009 and 2008 are computer software costs of $11,105 and $14,813, respectively.

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $59,093, $39,031, and $42,210, respectively, which includes $11,621, $10,370, and $7,209, respectively, related to computer software.

For the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest of approximately $3,416, $3,018, and $3,291, respectively, related to construction in process.

During 2009, the Company classified as held for sale a pharmaceutical facility which was acquired as a result of the acquisition of Alpharma. The manufacturing facility is recorded at estimated fair value less cost to sell. The Company finalized its determination of fair value of this asset in the first quarter of 2009, reduced the value by $3,600 and adjusted goodwill accordingly. During the fourth quarter of 2009, the Company further reduced the fair value of this asset based on management’s estimate of current market conditions and incurred an asset impairment charge of $2,010.

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

9.	Acquisitions, Dispositions, Co-Promotions and Alliances

Alpharma

On December 29, 2008, the Company completed its acquisition of Alpharma. Alpharma had a growing specialty pharmaceutical franchise in the U.S. pain market with its Flector® Patch (diclofenac epolamine topical patch) 1.3% and a pipeline of new pain medicines led by Embeda®. Alpharma is also a provider of medicated feed additives (“MFAs”) and water-soluble therapeutics used primarily for poultry, cattle and swine. The Company paid a cash price of $37.00 per share for the outstanding shares of Class A Common Stock, together with the associated preferred stock purchase rights of Alpharma, totaling approximately $1,527,354, $61,120 associated with Alpharma employee stock-based awards (which were paid in the first quarter of 2009), and incurred $30,430 of expenses related to the transaction, resulting in a total purchase price of $1,618,904. Contemporaneously with the acquisition of Alpharma and in accordance with a consent order with the U.S. Federal Trade Commission (the “FTC”), the Company divested Alpharma’s Kadian® assets to Actavis Elizabeth, L.L.C. (“Actavis LLC”).

Management believes the Company’s acquisition of Alpharma is particularly significant because it strengthens King’s portfolio and development pipeline of pain management products and increases its

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capabilities and expertise in this market. The development pipeline provides the Company with both near-term and long-term revenue opportunities and Alpharma’s animal health business further diversifies King’s revenue base. As a result, management believes the acquisition of Alpharma improves the Company’s foundation for sustainable, long-term growth.

The accompanying Consolidated Statements of Operations do not include any activity for Alpharma in 2008, because the Company acquired Alpharma close to the end of 2008 and the Company chose December 31, 2008 as the convenience date for the acquisition.

The allocation of the purchase price and acquisition costs is as follows:

Valuation

Current assets	$915,306
Current deferred income taxes	30,529
Property, plant and equipment	153,267
Intangible assets, net	300,000
Goodwill	338,463
In-process research and development	590,000
Other long-term assets	26,679
Current liabilities	(275,080)
Convertible debentures	(385,227)
Long-term deferred income taxes	(18,325)
Other long-term liabilities	(56,708)

Total purchase price	$1,618,904

The valuation of the intangible assets acquired is as follows:

		Weighted Average
	Valuation	Amortization Period

Flector® Patch	$130,000	11 years
Animal Health intangibles	170,000	19 years

Total	$300,000

None of the goodwill is expected to be deductible for tax purposes. The goodwill has been allocated to the Company’s segments as follows:

Branded prescription pharmaceuticals	$246,284
Animal Health	92,179

Total	$338,463

The acquisition was financed with available cash on hand, borrowings under the Senior Secured Revolving Credit Facility of $425,000 and borrowings under the Senior Secured Term Facility (“Term Facility”) of $200,000. For additional information on the borrowings, please see Note 13.

As indicated above, $590,000 of the purchase price for Alpharma was allocated to acquired in-process research and development for the Embeda®, Oxycodone NT and Hydrocodone NT projects in the amounts of $410,000, $90,000 and $90,000, respectively. The value of the acquired in-process research and development projects was expensed on the date of acquisition, as these products had not received regulatory approval at the time of the acquisition and had no alternative future use. The projects were valued through the application of probability-weighted, discounted cash flow approach. The estimated cash flows were projected over periods of 10-to-14 years utilizing a discount rate of 25% to 30%.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2009, the U.S. Food and Drug Administration (“FDA”) approved Embeda® (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate-to-severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time.

Oxycodone NT and Hydrocodone NT are long-acting opioids for the treatment of moderate-to-severe chronic pain that are in the early stages of clinical development. These products are designed to resist certain common methods of misuse and abuse associated with currently available oxycodone and hydrocodone opioids. If the clinical development program is successful, the Company would not expect to commercialize Oxycodone NT any sooner than 2012 and Hydrocodone NT any sooner than 2015. The estimated cost to complete the development of Oxycodone NT and Hydrocodone NT at the time of the acquisition was approximately $35,000 each. The Company believes there is a reasonable probability of completing these projects successfully, but the success of the projects depends on the outcome of the clinical development programs and approval by the FDA.

The following unaudited pro forma summary presents the financial information as if the acquisition of Alpharma had occurred January 1, 2008 for the year ended December 31, 2008 and on January 1, 2007 for the year ended December 31, 2007. These pro forma results have been prepared for comparative purposes and do not purport to be indicative of the Company’s financial results had the acquisition been made on January 1, 2008 or January 1, 2007, nor are they indicative of future results. The pro forma results for the years ended December 31, 2008 and 2007 do not include the $590,000 in-process research and development expense noted above.

	For the Years Ended
	December 31,
	2008	2007

Total revenues	$2,054,259	$2,503,938
Loss from continuing operations	$(5,211)	$(20,420)
Net income	$195,717	$8,810
Basic net income per common share	$0.80	$0.04
Diluted net income per common share	$0.80	$0.04

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of the quarterly payments above, when combined with all prior payments made by Actavis LLC, can exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis LLC due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis LLC will not exceed the lesser of (a) $127,500 and (b) the gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period from January 1, 2009 through June 30, 2010. The Company recorded a receivable of $115,000 at the time of the divestiture, reflecting the present value of the estimated future purchase price payments from Actavis LLC. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments are received one quarter in arrears. During 2009 the Company received $84,800 from Actavis LLC, $80,000 related to gross profit from sales during the first, second, and third quarters of 2009 and $4,800 related to inventory sold to Actavis LLC at the time of the divestiture.

Pain Therapeutics, Inc.

In December 2005, the Company entered into a strategic alliance with Pain Therapeutics, Inc. (“Pain Therapeutics”) to develop and commercialize Remoxy® and other opioid painkillers. On June 9, 2008, the Company, together with Pain Therapeutics, Inc., submitted a New Drug Application (“NDA”) for Remoxy® to the FDA. Remoxy® is a unique long-acting formulation of oral oxycodone with a proposed indication for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. This formulation uses the Oradurtm technology which provides a unique physical barrier that is designed to provide controlled pain relief and resist certain common methods used to extract the opioid more rapidly than intended as can occur with currently available products. Under the strategic alliance, the Company made an upfront cash payment of $150,000 in December 2005.

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

In connection with the strategic alliance with Pain Therapeutics, the initial collaboration fee and acquisition costs of $153,711 were classified as in-process research and development. The value of the in-process research and development project was expensed on the date of acquisition as it had not received regulatory approval and had no alternative future use. Pain Therapeutics filed an NDA in the second quarter of

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008. In December 2008, Pain Therapeutics received a Complete Response Letter from the FDA for the Remoxy® NDA, requiring additional non-clinical information to support approval of Remoxy®. In early July 2009, the Company met with the FDA to discus the Complete Response Letter received in December 2008 regarding the NDA for Remoxy®. The outcome of this meeting provided the Company with a clearer path forward to resubmit the Remoxy® NDA and to address all FDA comments in the Complete Response Letter. The Company plans to resubmit the NDA in the fourth quarter of 2010. The Company believes there is a reasonable probability of completing the project successfully. However, the success of the project depends on regulatory approval and the ability to successfully manufacture the product. The in-process research and development is part of the branded prescription pharmaceutical segment.

The Company determined Pain Therapeutics is a variable interest entity, but the Company is not considered to be the primary beneficiary of this entity. Therefore, the Company has not consolidated the financial statements of this entity into the Company’s consolidated financial statements.

CorePharma, LLC

In June 2008, the Company and CorePharma LLC (“CorePharma”) entered into a Product Development Agreement to collaborate in the development of new formulations of metaxalone, which the Company currently sells under the brand name Skelaxin®. Under the agreement, CorePharma and the Company granted each other non-exclusive cross-licenses to certain pre-existing intellectual property. Any intellectual property created as a result of the agreement will belong to the Company, and the Company will grant CorePharma a non-exclusive, royalty-free license to use the created intellectual property with any product not containing metaxalone. Pursuant to the agreement, the Company made a non-refundable cash payment to CorePharma of $2,500, which was recognized as in-process research and development expense in the branded prescription pharmaceuticals segment in the second quarter of 2008. The success of the project depends on the completion of successful development activities and upon approval by the FDA of any new formulations of metaxalone that are developed as a result of the collaboration. The Company will reimburse CorePharma for the cost to complete the development activities incurred under the agreement, which, at the execution of the agreement, were expected to be approximately $2,500, subject to a cap. In addition, the Company is required to make milestone payments based on the achievement and success of specified development activities and the achievement of net sales thresholds relating to new formulations of metaxalone that may result from the collaboration, plus royalty payments based on net sales attributable to these new formulations of metaxalone.

Acura Pharmaceuticals, Inc.

In October 2007, the Company and Acura Pharmaceuticals, Inc. (“Acura”) entered into a License, Development and Commercialization Agreement to develop and commercialize certain opioid analgesic products utilizing Acura’s proprietary Aversion® Technology in the United States, Canada and Mexico. The agreement provides the Company an exclusive license to Acurox® Tablets (oxycodone HCl/niacin) and another opioid product utilizing Acura’s Aversion® Technology. Products formulated with the Aversion® Technology have properties that potentially enable them to deter certain common methods of prescription drug misuse and abuse, including intravenous injection of dissolved tablets, nasal snorting of crushed tablets and intentional swallowing of excessive numbers of tablets. In addition, the agreement provides the Company with an option to license all future opioid analgesic products developed utilizing Acura’s Aversion® Technology.

In May 2008 and December 2008, the Company exercised its option for a third and fourth immediate-release opioid product under its agreement with Acura. In connection with the exercise of the options, the Company paid non-refundable option exercise fees to Acura of $3,000 for each option. These amounts were expensed as in-process research and development in the branded prescription pharmaceuticals segment during 2008 as these projects had not received regulatory approval and had no alternative future use. The Company believes there is a reasonable probability of completing the projects successfully; however the success of the

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

projects depends on completion of a successful clinical development program and the FDA’s approval to market the product. The estimated cost to complete the projects at the exercise of the applicable option was approximately $16,000 for each project.

Under the terms of the agreement, the Company made a non-refundable cash payment of $30,000 to Acura in December 2007. In addition, the Company will reimburse Acura for all research and development expenses incurred beginning from September 19, 2007 for Acurox® Tablets and all research and development expenses related to future products after the exercise of our option to an exclusive license for each future product. During January 2008, the Company made an additional payment of $2,000 to Acura, which was accrued as of December 31, 2007, for certain research and development expenses incurred by Acura prior to the closing date of the agreement. The above charges of $32,000 were expensed as in-process research and development during 2007 as the project had not received regulatory approval and had no alternative future use. The in-process research and development project is part of the branded prescription pharmaceutical segment. An NDA for Acurox® Tablets was submitted to the FDA in December 2008. On June 30, 2009, the FDA issued a Complete Response Letter regarding the NDA for Acurox® Tablets. The Complete Response Letter raises issues regarding the potential abuse deterrent benefits of Acurox®. The success of the project depends on approval by the FDA. In early September 2009, the Company and Acura met with the FDA to discuss the complete Response Letter. The FDA, Acura and the Company agreed to submit the NDA to an FDA advisory committee to consider the evidence to support the potential abuse deterrent effects of Acurox® Tablets when compared to other currently marketed short-acting oxycodone opioid products. While the FDA indicated that no new clinical trials are required at this time, the Company and Acura are conducting an additional clinical study in volunteers to further assess the abuse deterrent features of Acurox®. The FDA has set a meeting date for the Advisory Committee’s review of the NDA in the second quarter of 2010. The Company anticipates resubmitting the NDA following the Advisory Committee meeting. The estimated cost to complete the project at the execution of the agreement was approximately $9,000.

In June 2008, the Company, together with Acura, reported positive top-line results from the pivotal Phase III clinical trial evaluating Acurox® Tablets. Under the agreement, these results triggered a milestone payment to Acura of $5,000 in the second quarter of 2008, which the Company recorded as research and development expense. The Company may make additional non-refundable cash milestone payments to Acura based on the successful achievement of certain clinical and regulatory milestones for Acurox® Tablets and for each other product developed under the agreement. The Company will make an additional $50,000 non-refundable cash milestone payment to Acura in the first year that the aggregate net sales of all products developed under the agreement exceeds $750,000. In addition, the Company will make royalty payments to Acura ranging from 5% to 25% based on the level of combined annual net sales of all products developed under the agreement.

Rochester Facility

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

Palatin Technologies, Inc.

In August 2004, the Company entered into a Collaborative Development and Marketing Agreement (the “Agreement”) with Palatin Technologies, Inc. (“Palatin”), to jointly develop and, upon obtaining necessary

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At December 31, 2009, the Company holds 5,675,461 shares of common stock of Palatin. For additional information, please see Note 15.

Mutual Pharmaceutical Company

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

Ligand Pharmaceuticals Incorporated

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

As part of the transaction, the Company has agreed to pay Ligand an ongoing royalty and assume payment of Ligand’s royalty obligations to third parties. The royalty the Company pays to Ligand consists of a 15% royalty during the first 20 months after the closing date, until October 2008. Subsequent royalty payments to Ligand are based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are $200,000 or less, the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200,000, the royalty payment will be 10% of all net sales up to $250,000, plus 15% of net sales greater than $250,000.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the transaction, in October 2006, the Company entered into a loan agreement with Ligand for the amount of $37,750. The principal amount of the loan was to be used solely for the purpose of paying a specific liability related to Avinza®. The loan was subject to certain market terms, including a 9.5% interest rate and security interest in the assets that comprise Avinza® and certain of the proceeds of Ligand’s sale of certain assets. In January 2007, Ligand repaid the principal amount of the loan of $37,750 and accrued interest of $883. Pursuant to the terms of the loan agreement with Ligand, the Company forgave the interest on the loan and repaid Ligand the interest at the time of closing the transaction to acquire Avinza®. Accordingly, the Company did not recognize interest income on the related note receivable.

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

Arrow International Limited

In February 2006, the Company entered into a collaboration with Arrow International Limited and certain of its affiliates, excluding Cobalt Pharmaceuticals, Inc. (collectively, “Arrow”), to commercialize one or more novel formulations of ramipril, the active ingredient in the Company’s Altace® product. Under a series of agreements, Arrow granted King rights to certain current and future NDAs regarding novel formulations of ramipril and intellectual property, including patent rights and technology licenses relating to these novel formulations.

Upon execution of the agreements, King made an initial payment to Arrow of $35,000. During the fourth quarter of 2006 and the first quarter and second quarters of 2007, the Company made additional payments of $25,000 in each of the three quarters to Arrow.

In connection with the agreement with Arrow, the Company recognized the above payments and future payments totaling $110,000 as in-process research and development expense during 2006. This amount was expensed as in-process research and development as the project had not received regulatory approval and had no alternative future use. The in-process research and development project was recorded in the branded prescription pharmaceutical segment. This project included a NDA filed by Arrow for a tablet formulation of Ramipril in January 2006 (the “Ramipril Application”). At the time of the acquisition, the success of the project was dependent on additional development activities and FDA approval. The FDA approved the Ramipril Application on February 27, 2007. Arrow granted the Company an exclusive option to acquire their entire right, title and interest to the Ramipril Application or any future filed amended Ramipril Application for the amount of $5,000. In April 2007, the Company exercised its option and paid $5,000 to Arrow. The Company does not currently anticipate any future revenues associated with its rights to these Ramipril formulations. For additional information regarding Altace®, please see Note 3.

Wyeth

In June 2000, the Company entered into a Co-Promotion Agreement with Wyeth to promote Altace® in the United States and Puerto Rico through October 29, 2008, with possible extensions as outlined in the Co-Promotion Agreement. Under the agreement, Wyeth paid an upfront fee of $75,000 to King, which was classified as a liability and is being amortized over the term of the agreement as amended. In connection with

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Co-Promotion Agreement, the Company agreed to pay Wyeth a promotional fee based on annual net sales of Altace®. In July 2006, the Company entered into an Amended Co-Promotion Agreement with Wyeth regarding Altace® which extended the term to December 31, 2010. Effective January 1, 2007, the Company assumed full responsibility for selling and marketing Altace®. Under the Amended Co-Promotion Agreement, the Company will pay or has paid Wyeth a reduced annual fee as follows:

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

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount and accumulated amortization is as follows:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Branded prescription pharmaceuticals	$1,264,250	$764,327	$1,252,300	$627,233
Animal Health	170,000	9,633	170,000	—
Meridian Auto-Injector	183,249	49,621	179,879	41,281
Royalties and other	3,731	3,510	3,731	3,177

Total intangible assets	$1,621,230	$827,091	$1,605,910	$671,691

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $155,400, $112,446, and $132,138, respectively. Estimated annual amortization expense for intangible assets owned by the Company at December 31, 2009 for each of the five succeeding fiscal years is as follows:

Fiscal Year Ended December 31,	Amount

2010	$114,978
2011	72,594
2012	72,594
2013	72,594
2014	65,827

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two Skelaxin® patents. In June 2009, the Court entered judgment against the Company. The Company has appealed, and intends to vigorously defend its interests. The entry of the order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly. The Company believes that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the order described above, the Company reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. If the Company’s current estimates regarding future cash flows adversely change, the Company may have to further reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets. As of December 31,

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009, the net intangible assets associated with Skelaxin® totaled approximately $42,384. For additional information regarding Skelaxin® litigation, please see Note 19.

In January 2008, the Company entered into an agreement with CorePharma providing CorePharma with the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012, or earlier under certain conditions. As a result, the Company decreased the estimated remaining useful life of Skelaxin.

In April 2009, a competitor entered the market with a generic substitute for Cytomel®. As a result, the Company lowered its future sales forecast for this product. As of December 31, 2009, the net intangible assets associated with Cytomel® totaled approximately $10,399. The Company believes that the intangible assets associated with Cytomel® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, if the Company’s current estimates regarding future cash flows adversely change, the Company may have to reduce the estimated remaining useful life and/or write off a portion or all of these intangible assets.

During 2008, primarily as a result of a decline in end-user demand for Synercid®, the Company lowered its sales forecast for this product, which decreased the estimated undiscounted future cash flows associated with the Synercid® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $39,630 during 2008 to adjust the carrying value of the Synercid® intangible assets on the Company’s balance sheet to reflect the estimated fair value of these assets. The Company determined the fair value of the intangible assets associated with Synercid® based on its estimated discounted future cash flows. As of December 31, 2009, the net intangible assets associated with Synercid® totaled approximately $23,071.

In December 2007, a patent that covered Altace® was invalidated by a court. For additional information please see Note 3. As a result of the invalidation of the ‘722 Patent, the Company undertook an analysis of its potential effect on future net sales of Altace®. Based upon that analysis, the Company reduced the estimated remaining useful life of this product and forecasted net sales. This decrease in estimated remaining useful life and forecasted net sales reduced the estimated undiscounted future cash flows associated with the Altace® intangible assets to a level below their carrying value. Accordingly, the Company recorded an intangible asset impairment charge of $146,444 during 2007 to reflect the estimated fair value of these assets. The Company determined the fair value of these assets based on estimated discounted future cash flows.

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

Skelaxin®, Cytomel®, Altace®, Intal®, Tilade®, and Synercid® are included in the Company’s branded prescription pharmaceuticals reporting segment.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill at December 31, 2009, 2008 and 2007 is as follows:

	Branded	Animal Health	Meridian
	Segment	Segment	Segment	Total

Goodwill at December 31, 2007	$20,740	$—	$108,410	$129,150
Acquisition of Alpharma	237,352	84,046	—	321,398

Goodwill at December 31, 2008	258,092	84,046	108,410	450,548

Net adjustment to Alpharma acquisition	8,932	8,133	—	17,065

Goodwill at December 31, 2009	$267,024	$92,179	$108,410	$467,613

The net adjustments to goodwill in 2009 were due to management’s continuing initial estimation of the valuation of certain assets and liabilities related to the Alpharma acquisition through the allocation period. During the third quarter of 2009, the Company recorded a reserve of $42,500 related to an agreement in principle with the U.S. Department of Justice (“DOJ”) as an adjustment to goodwill associated with the purchase of Alpharma. Evaluation of the DOJ investigation and therefore the allocation period associated with this preacquisition contingency continued into the third quarter of 2009. For additional information regarding the DOJ investigation, please see Note 19.

During the first quarter of 2009, the Company recorded an additional deferred tax asset of $28,856 with a corresponding reduction to goodwill associated with the purchase of Alpharma, for which management obtained additional information about the status of these assets as of the acquisition date.

11.	Lease Obligations

The Company leases certain office and manufacturing equipment and automobiles under non-cancelable operating leases with terms from one to ten years. Estimated future minimum lease payments as of December 31, 2009 for leases with initial or remaining terms in excess of one year are as follows:

2010	$12,558
2011	12,063
2012	11,121
2013	10,718
2014	10,172
Thereafter	19,469

Lease expense for the years ended December 31, 2009, 2008 and 2007 was approximately $12,374, $9,996, and $13,182, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Accrued Expenses

Accrued expenses consist of the following:

	2009	2008

Rebates	$60,137	$79,353
Accrued co-promotion fees	1,203	3,057
Product returns	30,345	33,471
Chargebacks	10,593	9,965
Royalties	37,742	39,003
Restructuring	19,171	47,878
Accrued bonuses	37,867	41,827
Alpharma stock compensation	—	51,201
DOJ settlement (Note 19)	42,500	—
Other	81,434	105,733

Total accrued expenses	$320,992	$411,488

13.	Long-Term Debt

Long-term debt consists of the following:

	2009	2008

Convertible senior notes	$332,305	$314,416
Senior secured revolving credit facility	92,261	425,000
Senior secured term facility	—	192,042
Alpharma convertible senior notes	—	385,227

Total long-term debt	424,566	1,316,685
Less current portion	85,550	439,047

Long-term portion	$339,016	$877,638

Convertible Senior Notes

General

During the first quarter of 2006, the Company issued $400,000 of 1 1/4% Convertible Senior Notes due April 1, 2026 (“Notes”). The Notes are unsecured obligations and are guaranteed by each of the Company’s domestic subsidiaries, on a joint and several basis. The Notes accrue interest at an initial rate of 1 1/4%. Beginning with the six-month interest period that commences on April 1, 2013, the Company will pay additional interest during any six-month interest period if the average trading price of the Notes during the five consecutive trading days ending on the second trading day immediately preceding the first day of such six-month period equals 120% or more of the principal amount of the Notes. Interest is payable on April 1 and October 1 of each year, beginning October 1, 2006.

On or after April 5, 2013, the Company may redeem for cash some or all of the Notes at any time at a price equal to 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest, and liquidated damages, if any, up to but excluding the date fixed for redemption. Holders may require the Company to purchase for cash some or all of their Notes on April 1, 2013, April 1, 2016 and April 1, 2021, or upon the occurrence of a fundamental change (such as a change of control or a termination

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of trading), at 100% of the principal amount of the Notes to be purchased, plus any accrued and unpaid interest, and liquidated damages, if any, up to but excluding the purchase date.

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

In connection with the issuance of the Notes, the Company incurred approximately $10,680 of financing costs of which $7,243 were allocated to the liability component and are being amortized over seven years and $3,437 were allocated to the equity component. For additional information, please see the section below entitled “Adoption of New Accounting Standards.”

Adoption of New Accounting Standards

Effective January 1, 2009, the Company adopted the new Financial Accounting Standards Board (“FASB”) statement that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) be separately accounted for in a manner that reflects an issuer’s nonconvertible debt borrowing rate. This statement requires retrospective application to all periods presented.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables reflect the changes in the Company’s previously reported results due to the adoption of this FASB statement:

Consolidated Statement of Operations
for the years ended December 31, 2008 and 2007

	2008			2007
		As Reported			As Reported
	As Currently	Prior to	Effect of	As Currently	Prior to	Effect of
	Reported	Adoption	Change	Reported	Adoption	Change

Depreciation and amortization	$151,477	$150,713	$764	$174,348	$173,863	$485
Total operating costs and expenses	1,785,470	1,784,706	764	1,909,854	1,909,369	485
Operating (loss) income	(220,409)	(219,645)	(764)	227,028	227,513	(485)
Interest expense	(21,631)	(7,943)	13,688	(19,794)	(7,818)	11,976
Total other (expense) income	4,253	17,941	(13,688)	11,329	23,305	(11,976)
Income before income taxes	(216,156)	(201,704)	(14,452)	238,357	250,818	(12,461)
Income tax expense	125,880	131,359	(5,479)	62,888	67,600	(4,712)
Net (loss) income	(342,036)	(333,063)	(8,973)	175,232	182,981	(7,749)
Income per common share:
Basic net (loss) income per common share	$(1.40)	$(1.37)	$(0.03)	$0.72	$0.75	$(0.03)

Diluted net (loss) income per common share	$(1.40)	$(1.37)	$(0.03)	$0.72	$0.75	$(0.03)

Total comprehensive (loss) income	$(372,280)	$(363,307)	$(8,973)	$177,471	$185,220	$(7,749)

Consolidated Balance Sheet
As of December 31, 2008

		As Reported
	As Currently	Prior to	Effect of
	Reported	Adoption	Change

Property, plant and equipment, net	$417,259	$409,821	$7,438
Deferred income tax assets	269,116	303,722	(34,606)
Other assets	122,826	124,774	(1,948)
Total assets	4,228,580	4,257,696	(29,116)
Long-term debt	877,638	963,222	(85,584)
Total liabilities	1,994,781	2,080,365	(85,584)
Common stock	1,391,065	1,313,321	77,744
Retained earnings	871,021	892,297	(21,276)
Shareholders’ equity	2,233,799	2,177,331	56,468
Total liabilities and shareholders’ equity	4,228,580	4,257,696	(29,116)

The Company’s previously reported results as of December 31, 2007 reflect a change of $77,744 in Shareholders’ equity and a change of $(12,303) in Retained earnings. The Company’s previously reported results as of December 31, 2006 reflect a change of $77,744 in Shareholders’ equity and a change of $(4,554) in Retained earnings.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the gross carrying amount, unamortized debt cost and the net carrying value of the liability component of the Convertible Senior Notes are as follows:

	2009	2008

Gross carrying amount	$400,000	$400,000
Unamortized debt discount	67,695	85,584

Net carrying amount	$332,305	$314,416

Senior Secured Revolving Credit Facility

On April 19, 2007, the Company entered into a new $475,000 five-year Revolving Credit Facility, as amended on December 5, 2008. The Revolving Credit Facility matures in April 2012 or on September 30, 2011 if the Notes have not been refinanced.

In connection with the Company’s acquisition of Alpharma on December 29, 2008, the Company borrowed $425,000 in principal under the Revolving Credit Facility.

During 2009, the Company made payments of $332,739 on the Revolving Credit Facility, $149,210 in excess of that required by the terms of the Revolving Credit Facility.

During 2010, the Company made additional payments of $92,261 on the Revolving Credit Facility, which represented full payment of all borrowings under the Revolving Credit Facility. The availability under the Revolving Credit Facility was reduced to $157,396 as of February 25, 2010 and the remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $154,522 after giving effect to letters of credit totaling approximately $2,874.

In connection with the borrowings, the Company incurred approximately $22,219 of deferred financing costs that are being amortized ratably through the maturity date.

As discussed above, the Company has repaid its borrowings under the Revolving Credit Facility. Should it undertake future borrowings under the Revolving Credit Facility, it would be required to make prepayments equal to 50% of the Company’s annual excess cash flows (as defined in the related credit agreement), which could be reduced to 25% upon the occurrence of certain events. In addition, the Company would be required to make prepayments upon the occurrence of certain events, such as an asset sale, the issuance of debt or equity or the liquidation of auction rate securities. These mandatory prepayments would permanently reduce the commitments under the Revolving Credit Facility. However, commitments under the Revolving Credit Facility would not be reduced in any event below $150.0 million.

The Company would have the right to prepay, without penalty (other than customary breakage costs), any borrowing under the Revolving Credit Facility.

The Company’s borrowings under the Revolving Credit Facility would bear interest at annual rates that, at the Company’s option, would be either:

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

Interest on the Company’s borrowings would be payable quarterly in arrears for base rate loans and at the end of each interest rate period (but not less often than quarterly) for LIBO rate loans.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Revolving Credit Facility requires the Company to pledge as collateral substantially all of its assets, including 100% of the equity of the Company’s U.S. subsidiaries and 65% of the equity of any material foreign subsidiaries. The Company’s obligations under this facility are unconditionally guaranteed on a senior basis by all of King’s U.S. subsidiaries.

The Revolving Credit Facility requires the Company to maintain hedging agreements that will fix the interest rates on 50% of the Company’s outstanding long-term debt beginning 90 days after the amendment to the facility for a period of two years. As a result of the reduction of the Company’s variable rate long-term debt beginning in the third quarter of 2009 greater than 50% of the Company’s outstanding long-term debt was at fixed rates and, therefore, an interest rate swap is no longer required.

Senior Secured Term Facility

On December 29, 2008, the Company entered into a $200,000 Term Facility with a maturity date of December 28, 2012. The Company borrowed $200,000 under the Term Facility and received proceeds of $192,000, net of the discount at issuance.

During 2009, the Company made payments of $200,000 on the Term Facility, $160,040 in excess of that required by the repayment schedule and the provisions related to mandatory prepayments under the Term Facility, completing its repayment obligations under the facility.

In connection with the borrowings, the Company incurred approximately $8,738 of deferred financing costs that were fully amortized ratably from the date of the borrowing based on the Company’s repayments.

The Company’s borrowings under the Term Facility bore interest at annual rates that, at the Company’s option, were either:

•	5.00% plus the Adjusted LIBO Rate, or

•	4.00% plus the Alternate Base Rate.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Other Liabilities

Other liabilities consist of the following:

	2009	2008

Income taxes payable	$69,126	$56,375
Restructuring	8,960	21,124
Pension and postretirement benefits	21,223	11,839
Other	24,062	20,684

	$123,371	$110,022

15.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents include institutional money market funds. There were no cumulative unrealized holding gains or losses associated with these money market funds as of December 31, 2009 and December 31, 2008. The Company’s cash and cash equivalents located outside the U.S. was approximately $240,171 and $242,800 as of December 31, 2009 and 2008, respectively.

Derivatives.  As a result of the acquisition of Alpharma, at December 31, 2008, the Company had forward foreign exchange contracts outstanding with a notional amount of $291,218. During 2009, the Company had forward foreign exchange contracts outstanding on certain non-U.S. cash balances. The forward exchange contracts were not designated as hedges. The Company recorded these contracts at fair value and changes in fair value were recognized in current earnings. All foreign exchange contracts expired during 2009.

In connection with the Company’s acquisition of Alpharma on December 29, 2008, the Company borrowed $425,000 in principal under its Revolving Credit Facility, as amended on December 5, 2008. The

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company also borrowed $200,000 pursuant to the Term Facility. The terms of the Revolving Credit Facility and the Term Facility require the Company to maintain hedging agreements that will fix the interest rates on 50% of the Company’s total outstanding long-term debt beginning 90 days after the amendment to the facility for a period of two years. The Revolving Credit Facility and the Term Facility have variable interest rates. The Convertible Senior Notes of the Company are at a fixed interest rate. Accordingly, in March 2009, the Company entered into an interest rate swap agreement on interest under the Revolving Credit Facility with an aggregate notional amount of $112,500, which was scheduled to expire in March 2011. The interest rate swap was designated as a cash flow hedge and was being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. As a result of the reduction of its variable rate long-term debt beginning in the third quarter of 2009 greater than 50% of the Company’s outstanding long-term debt is at fixed rates and therefore an interest rate swap is no longer required. In September 2009, the Company terminated the interest rate swap for $838 and recognized the cost as interest expense in the third quarter 2009. For additional information on the Revolving Credit Facility and the Term Facility, please see Note 13.

The Company did not have any derivative instruments in 2008 or 2007.

The following tables summarize the effect of derivative instruments on the Consolidated Statements of Operations:

For the Year Ended December 31, 2009
	Gain or (Loss) in	Gain or (Loss)
	Other	Reclassified from
	Comprehensive	Accumulated Other	Gain or (Loss)
	Income on	Comprehensive	Recorded
Derivatives in Cash Flow	Derivative	Income into Income	in Income
Hedging Relationships	(Effective Portion)	(Effective Portion)	(Ineffective Portion)

Interest rate swap	$—	$(232)	$(606)

		For the Year Ended
		December 31,
		2009
		Gain or (Loss)
		Recognized in
Derivatives not Designated as		Income on
Hedging Instruments		Derivative Amount

Foreign currency contracts	Other income	$(5,360)

Marketable Securities.  As of December 31, 2009 and December 31, 2008, the Company’s investment in marketable securities consisted solely of Palatin common stock with a cost basis of $511. During 2007, the company determined that an other-than-temporary impairment had occurred on this investment and recorded a charge of $11,107. The Company also recorded an other-than-temporary impairment of $484 during 2007 on its investment in warrants to purchase common stock. All of the Company’s warrants to purchase Palatin common stock have expired. The cumulative unrealized holding gain in this investment as of December 31, 2009 was $1,589. There were no cumulative unrealized holding gains or losses in this investment as of December 31, 2008.

Investments in Debt Securities.  The Company had invested in debt securities prior to the end of the first quarter of 2008. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. On February 11, 2008, the Company began to experience auction failures with respect to its investments in auction rate securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The Company will not be able to liquidate these securities until

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process.

The Company classifies auction rate securities as available-for-sale at the time of purchase. Temporary gains or losses are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Other-than-temporary credit losses are included in Gain (loss) on investments in the Consolidated Statements of Operations. Non-credit related other-than-temporary losses are recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, as the Company has no intent to sell the securities and believes that it is more likely than not that it will not be required to sell the securities prior to recovery.

As of December 31, 2009 and December 31, 2008, the par value of the Company’s investments in debt securities was $281,525 and $417,075, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

Excluding the municipal bond discussed below, as of December 31, 2009, there were cumulative unrealized holding losses of $26,384 recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets associated with investments in debt securities with a par value of $234,025, which were classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of December 31, 2009 the Company believed the decline associated with the underlying securities was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

The Company adopted, as of April 1, 2009, a new FASB statement that provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. During the fourth quarter of 2008, the Company recognized unrealized losses of $6,832 in other (expense) income for a municipal bond with a par value of $15,000 for which the holding losses were determined to be other-than-temporary. The Company determined that $1,042 (or $646 net-of-tax) of this previously recognized loss was non-credit related. Upon the adoption of this statement, the Company was required to reclassify this non-credit related loss from retained earnings to accumulated other comprehensive income (loss). As of December 31, 2009, there were cumulative unrealized holding gains of $1,757 associated with this security recorded in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. During 2009, no other-than-temporary impairment losses associated with available for sale investments in debt securities were recognized.

During 2009 the Company sold certain auction rate securities associated with student loans with a par value of $93,800 for $87,313 to the issuer and realized a loss of $6,487 in the Consolidated Statement of Operations. The Company has not sold any other investments in debt securities below par value during the periods presented in the accompanying Consolidated Statement of Operations.

During the fourth quarter of 2008, the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell at par value certain auction rate securities outstanding at December 31, 2009 and December 31, 2008 with a par value of $32,500 and $40,650, respectively, to UBS during the period from June 30, 2010 to July 2, 2012 (the “right”). The Company has elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in other (expense) income in the Consolidated Statement of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of December 31, 2009 and December 31, 2008, the fair value of the right to sell the auction rate securities to UBS at par was $3,226 and $4,024, respectively. With respect

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to this right, the Company recognized an unrealized loss of $798 during 2009 and an unrealized gain of $4,024 during 2008, in other (expense) income in the accompanying Consolidated Statement of Operations.

In addition, during the fourth quarter of 2008, the Company reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of December 31, 2009 and December 31, 2008, the fair value of the investments in debt securities classified as trading was $29,258 and $36,007, respectively. During 2009 and 2008, the Company recognized unrealized gains of $1,401 and unrealized losses of $4,643, respectively, in other (expense) income in the accompanying Consolidated Statement of Operations.

As of December 31, 2009, the Company has classified $29,258 of auction rate securities as current assets and $218,608 as long-term assets.

The following tables summarize the Company’s assets and liabilities that are measured at fair value on a recurring basis:

		Fair Value Measurements at 12/31/2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$518,950	$518,950	$—	$—
U.S. government securities	4,138	4,138	—	—
Marketable securities	2,100	2,100	—	—
Investments in debt securities	247,866	—	—	247,866
Right to sell debt securities	3,226	—	—	3,226

Total assets	$776,280	$525,188	$—	$251,092

		Fair Value Measurements at 12/31/2008 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$833,653	$833,653	$—	$—
Marketable securities	511	511	—	—
Investments in debt securities	360,289	—	2,400	357,889
Right to sell debt securities	4,024	—	—	4,024

Total assets	$1,198,477	$834,164	$2,400	$361,913

Liabilities:
Forward foreign exchange contracts	$2,582	$—	$2,582	$—

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. As of December 31, 2009, the Company assumed a weighted average discount rate of approximately 4.5% and an expected term of approximately three to five years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near-risk free to risk free assets. The expected term is based on the Company’s estimate of future liquidity as of December 31, 2009. Transfers out of Level 3 classification occur only when public call notices have been announced by the issuer prior to the date of the valuation.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2009	2008

Beginning balance, January 1	$361,913	$—
Total gains or losses (realized/unrealized)
Included in earnings	(5,884)	(11,475)
Adjustment to retained earnings upon adoption of new accounting pronouncement	1,042	—
Included in other comprehensive income (loss)	20,684	(45,311)
Settlements	(127,163)	(355,400)
Transfers in and/or out of Level 3	500	774,099

Ending balance, December 31	$251,092	$361,913

16.	Pension Plans and Postretirement Benefits

On December 29, 2008, the Company completed its acquisition of Alpharma (see Note 9). The Company maintains two qualified noncontributory, defined benefit pension plans covering its U.S. (domestic) employees at its Alpharma subsidiary: the Alpharma Pension Plan, which was frozen effective December 31, 2006, and the previously frozen Faulding Inc. Pension Plan. The benefits payable from these plans are based on years of service and the employee’s highest consecutive five years compensation during the last ten years of service. The Company’s funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Ideally, the plan assets will approximate the accumulated benefit obligation (“ABO”). The plan assets are held by two custodians and managed by two investment managers. Plan assets are invested in equities, government securities and bonds. The asset allocation for the Company’s pension plans was 26% equities, 73% debt securities and 1% cash equivalents at the end of 2009.

The target allocation for the Alpharma Pension Plan is 30% equity securities and 70% debt securities. The target allocation for the Faulding Inc. Pension Plan is 10% equity securities and 90% debt securities. The investment objectives are designed to improve and stabilize the funded status of each plan and to generate returns that will enable each plan to meet its future obligations. The precise amount for which these obligations will be settled depends on future events, including the retirement dates and life expectancy of plan participants. The expected return on plan assets are based on the calculated market related value of plan assets. Expected long-term returns on plan assets take into account long-term expectations for future returns based on the Company’s investment policies and strategies.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also has an unfunded postretirement medical plan and, for certain employees, nominal life insurance plan (“postretirement benefits”) covering certain domestic employees who were eligible for the postretirement benefits because of service with a subsidiary of the Company prior to the Company’s acquisition of such subsidiary. The plan has not been extended to any additional employees. Retired eligible employees are required to make premium contributions for coverage at rates ranging from 25% to 100% of rate for active employees who elect the same coverage.

The Company has an unfunded benefit for selected executives (“Supplemental Pension Plan”) that provides for the payment of additional benefits upon termination of employment or death.

The Company used a measurement date of December 31 for its pension plans and other postretirement plans. For both the pension and other postretirement benefit plans, the discount rate is evaluated on the measurement date and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due.

Benefit Obligations

		Postretirement
	Pension Benefits	Benefits
	2009	2009

Change in benefit obligation
Projected benefit obligation (“PBO”) at beginning of year	$51,081	$9,305
Service cost	—	93
Interest cost	2,981	535
Plan participants’ contributions	—	110
Actuarial (gain) loss	(829)	1,035
Benefits paid	(1,685)	(554)
Plan amendments	—	412
Settlements	(36)	—

PBO at end of year	$51,512	$10,936

	Pension	Postretirement	Pension	Postretirement
	Benefit	Benefit	Benefit	Benefit
	Obligation	Obligation	Obligation	Obligation
	2009	2009	2008	2008

Weighted-average assumptions used to determine benefit obligations as of December 31:
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Health care cost trend rate
Initial rate	N/A	8%	N/A	8%
Ultimate rate	N/A	5%	N/A	5%
Number of years to ultimate rate	N/A	9	N/A	6

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan Assets

		Postretirement
	Pension Benefits	Benefits
	2009	2009

Change in plan assets
Fair value of plan assets at beginning of year	$45,787	$—
Actual return on plan assets	(3,228)	—
Employer contribution	50	444
Plan participant contributions	—	110
Benefits paid	(1,685)	(554)
Settlements	(36)	—

Fair value of plan assets at end of year	$40,888	$—

		Fair Value Measurements at 12/31/2009 Using
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money market funds	$354	$354	$—	$—
Mutual funds	40,534	40,534	—	—

Total assets	$40,888	$40,888	$—	$—

Funded Status

The funded status at December 31, 2009 and 2008, and the related amounts recognized on the Consolidated Balance Sheet are as follows:

		Postretirement		Postretirement
	Pension Benefits	Benefits	Pension Benefits	Benefits
	2009	2009	2008	2008

Funded status, end of year
Fair value of plan assets	$40,888	$—	$45,787	$—
Benefit obligations	(51,512)	(10,936)	(51,081)	(9,305)

Funded status	$(10,624)	$(10,936)	$(5,294)	$(9,305)

Consolidated Balance Sheet
Current liability	$(12)	$(487)	$(12)	$(330)
Noncurrent liability	(10,612)	(10,449)	(5,282)	(8,975)

Liability recognized	$(10,624)	$(10,936)	$(5,294)	$(9,305)

Accumulated other comprehensive income
Prior service cost	$—	$411	$—	$—
Net actuarial loss	5,228	1,076	—	—

Accumulated other comprehensive income	$5,228	$1,487	$—	$—

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The projected benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets at December 31, 2009 and 2008 were as follows:

	2009	2008

Projected Benefit Obligation in Excess of Plan Assets
Projected benefit obligation, end of year	$(51,512)	$(51,081)
Fair value of plan assets, end of year	40,888	45,787

The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets at December 31, 2009 and 2008 were as follows:

	2009	2008

Accumulated Benefit Obligation in Excess of Plan Assets
Projected benefit obligation, end of year	$(51,512)	$(51,081)
Accumulated benefit obligation, end of year	(51,512)	(51,081)
Fair value of plan assets, end of year	40,888	45,787

A one-percentage-point change in the assumed health care cost trend rate would have had the following effect:

	One-Percentage-Point
	Increase	Decrease

Accumulated postretirement benefit obligation change	$1,517	$(1,261)
Aggregate service and interest cost	96	(79)

Expected Cash Flows

	Pension	Postretirement
	Benefits	Benefits

Expected employer contributions in 2010	$121	$487

Expected Benefit Payments

	Pension	Postretirement
	Benefits	Benefits

2010	$1,317	$487
2011	1,465	527
2012	1,675	567
2013	1,887	635
2014	2,048	722
2015 - 2019	13,679	4,302

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Postretirement
	Pension Benefits	Benefits
	Year Ended	Years Ended
	December 31,	December 31,
Components of Net Periodic Benefit Cost:	2009	2009

Service cost	$—	$93
Interest cost	2,981	535
Expected return on plan assets	(2,831)	—
Net amortization of transition obligations	—	(7)
Settlement (gain)/loss	2	—

Net periodic benefit cost	$152	$621

		Postretirement		Postretirement
	Pension Benefits	Benefits	Pension Benefits	Benefits
	2009	2009	2008	2008

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Current year actuarial (gain) loss	$5,230	$1,076	$—	$—
Current year prior service cost	—	411	—	—
Settlement credit	(2)	—	—	—

Total recognized other comprehensive income	$5,228	$1,487	$—	$—

		Postretirement
	Pension Benefits	Benefits
Weighted-Average Assumptions Used to Determine Net Cost:	2009	2009

Discount rate	6.00%	6.00%
Expected return on plan assets	6.25%	N/A
Rate of compensation increase	N/A	N/A

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2010 are as follows:

	Pension	Postretirement

Net actuarial loss	$37	$(5)
Prior service cost (benefit)	—	121

Total	$37	$116

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Income Taxes

The U.S. (Domestic) and Foreign income (loss) from continuing operations before income taxes is summarized as follows:

	For the Years Ended December 31,
	2009	2008	2007

Income (loss) before income taxes:
Domestic	$151,389	$(215,364)	$237,506
Foreign	(800)	(792)	851

Total	$150,589	$(216,156)	$238,357

The net income tax expense from continuing operations is summarized as follows:

	For the Years Ended December 31,
	2009	2008	2007

Current
Federal	$(3,354)	$82,772	$143,304
State	3,376	8,369	5,453
Foreign	3,449	1,130	1,351

Total current	$3,471	$92,271	$150,108

Deferred
Federal	$59,011	$32,208	$(89,006)
State	(2,787)	1,510	1,181
Foreign	(1,059)	(109)	605

Total deferred	$55,165	$33,609	$(87,220)

Total expense	$58,636	$125,880	$62,888

A reconciliation of the difference between the federal statutory tax rate and the effective income tax rate as a percentage of income from continuing operations before income taxes is as follows:

	For the Years Ended December 31,
	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	0.4	(4.4)	2.6
Foreign rate differential	(2.3)	—	—
Research and development in process upon acquisition	—	(95.5)	—
Change in valuation allowances	3.2	—	—
Stock compensation	2.8	—	—
Domestic manufacturing deduction	—	2.3	(3.9)
Tax-exempt interest income	(0.8)	4.1	(5.6)
Other	0.6	0.3	(1.7)

Effective tax rate	38.9%	(58.2)%	26.4%

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

	2009	2008

Accrued expenses and reserves	$67,178	$93,934
Net operating losses	285,665	300,057
Intangible assets	315,615	296,151
Other	75,904	41,843

Total deferred tax assets	744,362	731,985
Valuation allowance	(278,553)	(276,416)

Net deferred tax assets	465,809	455,569

Property, plant and equipment	(57,974)	(60,365)
Other	(59,998)	(36,575)

Total deferred tax liabilities	(117,972)	(96,940)

Net deferred tax assets	$347,837	$358,629

On January 1, 2007, the Company adopted the provisions of a FASB statement that sought to reduce the variability in practice associated with measurement and recognition of tax benefits. As a result of the implementation, the Company recorded a $1,523 increase to the net liability for unrecognized tax positions, which was recorded as a reduction to the opening balance of retained earnings as of January 1, 2007. The total gross liability for unrecognized tax benefits, as of January 1, 2007, was $44,291, including interest and penalties of $4,842 and $2,702, respectively.

As of December 31, 2009, the total gross liability for unrecognized tax benefits was $73,226. The total amount of unrecognized tax benefits excluding the impact of penalties and interest as of December 31, 2009 was $41,701, all of which would benefit the effective tax rate if recognized. In accordance with its accounting policy, the Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. During the year ended December 31, 2009, the Company recognized an increase of approximately $4,830 in interest and penalties. The Company’s Consolidated Balance Sheet as of December 31, 2009 includes interest and penalties of $11,807 and $4,943, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Liability For
Unrecognized
Tax Benefits

Balance at January 1, 2007	$36,748
Additions based on tax positions of the current year	5,279
Additions for tax provisions of prior years	51
Reduction for expiration of applicable Statute of Limitations	(7,568)

Balance at December 31, 2007	$34,510

Additions based on tax positions of the current year	4,017
Additions for tax provisions of prior years	4,101
Reduction for expiration of applicable Statute of Limitations	(4,195)
Alpharma acquisition	11,514

Balance at December 31, 2008	$49,947

Additions based on tax positions of the current year	5,630
Additions for tax positions of prior years	6,450
Reduction for expiration of applicable Statute of Limitations	(5,551)

Balance at December 31, 2009	$56,476

Included in the balance of gross unrecognized tax benefits at December 31, 2009 was $5,532 related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount is comprised primarily of items related to expiring statutes.

As of December 31, 2009, the Company is subject to U.S. Federal income tax examinations for the tax years 2005 through 2008, and to non-U.S. income tax examinations for the tax years of 2002 through 2008. In addition, the Company is subject to state and local income tax examinations for the tax years 2002 through 2008.

The Company has $14,016 of federal net operating losses and $11,986 of tax credit carryforwards which expire between 2021 and 2029. These carryforwards are subject to limitations under Internal Revenue Code Section 382. The Company has foreign net operating losses of $864,028 which expire from 2010 through an indefinite period. The Company also has state net operating loss carryforwards of $475,879 which will expire between 2010 and 2029. A valuation allowance has been provided for the loss carryforwards for which it is more likely than not that the related deferred tax assets will not be fully realized. Additionally, a valuation allowance has been provided against certain state and foreign deferred tax assets where it is more likely than not that the asset will not be fully realized.

As of December 31, 2009, the Company had an aggregate of $167,628 of unremitted earnings of foreign subsidiaries that are intended to be permanently reinvested for continued use in foreign operations and that, if distributed, would result in taxes of approximately $49,896.

18.	Benefit Plans

The Company sponsors a defined contribution employee retirement savings 401(k) plan that covers all employees over 21 years of age. As a result of the acquisition of Alpharma on December 29, 2008, the employees of Alpharma have been enrolled in the Company’s plan. The plan allows for employees’ contributions, which are matched by the Company up to a specific amount under provisions of the plan. Company contributions during the years ended December 31, 2009, 2008 and 2007 were $9,592, $6,542, and

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$7,806, respectively. The plan also provides for discretionary profit-sharing contributions by the Company. There were no discretionary profit-sharing contributions during the years ended December 31, 2009, 2008 and 2007.

19.	Commitments and Contingencies

Intellectual Property Matters

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual each filed an ANDA with the FDA seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ‘128 patent”) and 6,683,102 (the “ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging noninfringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging noninfringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania, concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. In January 2008, the Company entered into an agreement with CorePharma providing it with, among other things, the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and CorePharma submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered an order dismissing the case without prejudice.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court from January 10, 2005 to April 30, 2007, and the stay expired in early August 2009. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On January 20, 2009, the Court issued an order ruling invalid the

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

‘128 and ‘102 patents. The order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The order also allowed Eon Labs to pursue its claim for exceptional case, and on March 31, 2009, Eon Labs filed its motion for this purpose, which was opposed by the Company and Elan Pharmaceuticals, Inc. (“Elan”). Eon Labs has replied and the motion remains pending before the Court. On May 20, 2009, Eon Labs asked for entry of final judgment, and on June 4, 2009, the Court granted this request. On July 1, 2009, the Company filed a notice of appeal of the Court’s entry of judgment and on July 2, 2009, Elan did the same. The appeals were docketed by the Federal Circuit on July 10, 2009. In late July 2009, the companies moved to dismiss the appeals for lack of jurisdiction. On September 30, 2009, the Federal Circuit denied the motions to dismiss. The Company and Elan filed opening briefs on November 23, 2009. Eon filed its opposition brief on January 19, 2010. The Company and Elan filed reply briefs on February 19, 2010. The Company intends to vigorously defend its interests.

On December 5, 2008, the Company, along with co-plaintiff Pharmaceutical IP Holding, Inc. (“PIH”) initiated suit in the U.S. District Court of New Jersey against Sandoz, Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,122,566 (the “ ‘566 patent”). The ‘566 patent is a method-of-use patent relating to Skelaxin® listed in the FDA’s Orange Book; it expires on February 6, 2026. The ‘566 patent is owned by PIH and licensed to the Company. The Company and PIH sued Sandoz, alleging that Eon Labs’ submission of its ANDA seeking approval to sell a generic version of a 800 mg Skelaxin® tablet prior to the expiration of the ‘566 patent constitutes infringement of the patent. Sandoz, which acquired Eon Labs, is the named owner of Eon Labs’ ANDA and filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘566 patent. On January 13, 2009, Sandoz answered the complaint and filed counterclaims of invalidity and non-infringement. The Company filed a reply on February 5, 2009. The parties are currently conducting fact discovery and wait for a claim construction hearing.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales of Skelaxin® were $400,998 and $446,243 in 2009 and 2008, respectively. As of December 31, 2009, the Company had net intangible assets related to Skelaxin® of $42,384. If a generic version of Skelaxin® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be materially adversely affected. For information regarding the Skelaxin® intangible assets, please See Note 10.

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA seeking permission to market generic versions of Avinza® at the 30 mg, 45 mg, 60 mg and 120 mg dosages. U.S. Patent No. 6,066,339 (the “ ‘399 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008. Fact discovery is largely complete and the parties continue to await a hearing date for claim construction.

In November 2009, Actavis sent the Company and EPI a second Paragraph IV certification adding the 75 mg and 90 mg dosages. The Company and EPI initiated another suit against Actavis in New Jersey on December 15, 2009. On January 12, 2010, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. This case has not been consolidated with the earlier-initiated suit.

Sandoz filed an ANDA with the FDA seeking permission to market generic versions of Avinza at the 30 mg and 120 mg dosages and provided the Company with a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent. The Company and EPI filed suit on July 21, 2009 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Sandoz provided the Company with an automatic stay of FDA approval of Sandoz’s ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than June 11, 2009. Sandoz subsequently sent the Company and EPI a second Paragraph IV certification adding the 45 mg, 60 mg, 75 mg and 90 mg dosages. The Company and EPI initiated another suit against Sandoz in New Jersey on September 1, 2009. On October 2, 2009, Sandoz answered the complaints and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on October 22, 2009. The two cases were consolidated on January 4, 2010.

The Company intends to vigorously defend its rights under the ‘339 patent. Net sales of Avinza® were $131,148 and $135,452 in 2009 and 2008, respectively. As of December 31, 2009, the Company had net intangible assets related to Avinza® of $213,699. If a generic form of Avinza® enters the market, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

EpiPen®

On November 11, 2008, the Company was granted U.S. Patent 7,449,012 (the ‘‘ ‘012 patent”) covering the next generation autoinjector (“NGA”) for use with epinephrine to be sold under the EpiPen brand name. The ‘012 patent expires September 11, 2025. The ‘012 patent was listed in FDA’s Orange Book on July 17, 2009 under the EpiPen NDA. On July 21, 2009, the Company received a Paragraph IV certification from Teva Pharmaceutical Industries Ltd. (“Teva”) giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and challenging the validity and alleging non-infringement of the ‘012 patent. On August 28, 2009, the Company filed suit against Teva in the U.S. Court for the District of Delaware to defend its rights under the ‘012 patent. On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent.

Embeda®

On November 17, 2008, Alpharma filed a declaratory judgment action against Purdue Pharma L.P. (“Purdue”) in the U.S. District Court for the Western District of Virginia, seeking an order declaring that nine of Purdue’s patents are invalid and/or would not be infringed by the commercialization of Embeda®. The complaint was served on March 12, 2009, and on April 22, 2009 Purdue filed a motion requesting that the court dismiss the action for lack of subject matter jurisdiction or, alternatively, to transfer the action to the District of Connecticut. On July 9, 2009, the court denied Purdue’s motion to dismiss or transfer. On August 6, 2009, Purdue filed its answer and counterclaims, and filed a motion for an order certifying the court’s July 9 order for immediate appeal. On August 26, 2009, the court denied Purdue’s motion to certify for immediate appeal and issued an order scheduling certain discovery and hearing dates and setting a trial date of July 7, 2010. On December 4, 2009, the Company was added as a Plaintiff to the lawsuit. On December 23, 2009, Purdue delivered an unconditional and irrevocable covenant not to sue the Company (or any of its affiliates, subsidiaries, parents, divisions, successors and assigns) for infringement of eight of the nine patents in suit. On that day, the parties also filed a Stipulation with the Court to dismiss the lawsuit with prejudice with respect to these eight patents. The only patent remaining in the case is U.S. Patent No. 6,696,088 (the “ ‘088 patent”). On February 4, 2010, after extensive briefing, the court held a claim construction hearing on the ‘088 patent and is expected to issue its claim construction ruling soon.

On February 9, 2010, the United States Patent & Trademark Office issued U.S. Patent No. 7,658,939 (“the ‘939 patent”) to Purdue. The ‘939 patent is a continuation of the ‘088 patent. On the same day, Purdue filed a patent infringement action against the Company in the U.S. District Court for the District of New Jersey,

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alleging infringement of the ‘939 patent by the commercialization of Embeda®. On February 10, 2010, the Company filed a motion in the U.S. District Court for the Western District of Virginia seeking leave to amend its complaint to add declaratory judgment counts of non-infringement and invalidity against the ‘939 patent. Purdue has indicated that it will oppose the Company’s motion for leave to amend its complaint, and the court in Virginia has set a hearing date on the motion for March 19, 2010. In the interim, the Company will seek to transfer Purdue’s action against it in New Jersey to the Western District of Virginia so that it can be consolidated with the case currently pending there. The Company’s brief in support of its motion to transfer the New Jersey action to Virginia is due on March 1, 2010.

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

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court, except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to the state of New York Supreme Court in Erie County, New York state court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all NYC and county cases pending in the MDL Court. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases, and these cases were subsequently transferred to Erie County for coordination with the Erie County case. A hearing on these motions to dismiss is scheduled for March 15, 2010. It is not anticipated that any trials involving the Company will be set in any of these cases within the next year. On January 27, 2010, the MDL Court granted partial summary judgment for the plaintiffs in a case involving other pharmaceutical company defendants.

In January 2005, the State of Alabama filed a lawsuit in the Circuit Court for Montgomery County, Alabama against 79 defendants, including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court did require an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. These defendants appealed their verdicts. On October 16, 2009, the Alabama Supreme Court reversed all of the verdicts against AstraZeneca, Novartis and SmithKline Beecham and rendered judgment in favor of these companies. Alabama filed a petition to rehear in the Alabama Supreme Court, which was denied in January 2010. A trial against Watson Pharmaceuticals, Inc. in June 2009 resulted in a deadlocked jury. In April 2009, the Court established various trial dates for all defendants. The Company is scheduled for trial in January 2011 but other scheduled cases have been continued or reset for later dates following the Supreme Court decision.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2005, the State of Mississippi filed a lawsuit in the Chancery Court of Rankin County, Mississippi against the Company, Monarch and 84 other defendants, alleging fourteen causes of action. Many of those causes of action allege that all defendants fraudulently inflated the AWPs and wholesale acquisition costs of their products. A motion to dismiss the criminal statute counts and a motion for more definite statement were granted. Mississippi filed an amended complaint dismissing the Company and Monarch from the lawsuit without prejudice. These claims could be refiled.

Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s, which was instituted in October 2007. The Company filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL Court. The relief sought in all of these cases is similar to the relief sought in the NYC lawsuit. The MDL Court granted in part and denied in part the Company’s motion to dismiss, and the Company has filed its answer. Discovery is proceeding in these cases. The Company intends to defend all of the AWP lawsuits vigorously, but is currently unable to predict the outcome or reasonably estimate the range of potential loss.

See also “AWP Litigation” under the section “Alpharma Matters” below.

Fen-Phen Litigation

Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. Claims include product liability, breach of warranty, misrepresentation and negligence. The actions have been filed in various state and federal jurisdictions throughout the United States. A multidistrict litigation court has been established in the U.S. District Court for the Eastern District of Pennsylvania, In re Fen-Phen Litigation. The plaintiffs seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested these products.

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 30 multi-plaintiff (approximately 200 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 22 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 1,000 plaintiffs, but most of those claims were voluntarily dismissed or dismissed by the Court for lack of product identification. The remaining 22 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in the U.S. District Court for the Eastern District of Arkansas, Western Division, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania state court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth/Pfizer/Upjohn. The trials against Pfizer/Wyeth have resulted in verdicts for and against Pfizer/Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer/Wyeth lost appeals in the Eight Circuit from an adverse jury verdict in the MDL Court and in the Pennsylvania Court of Appeals. Pfizer/Upjohn has lost two jury verdicts. One of these verdicts was later reversed, and the other is being appealed. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

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

In September 2009, the Company reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would, if completed, resolve this investigation. The Company recorded a reserve of $42,500 in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma. Under the terms of the agreement in principle, the Company began accruing

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest on October 1, 2009 at a rate of 3.125% per annum. Final agreement is subject to the execution of a definitive settlement agreement.

Chicken Litter Litigation

Alpharma and one of its subsidiaries are two of multiple defendants that have been named in several lawsuits that allege that one of its animal health products causes chickens to produce manure that contains an arsenical compound which, when used as agricultural fertilizer by chicken farmers, degrades into inorganic arsenic and may have caused a variety of diseases in the plaintiffs (who allegedly live in close proximity to such farm fields). These lawsuits were filed beginning on December 16, 2003. Alpharma provided notice to its insurance carriers and its primary insurance carriers have responded by accepting their obligations to defend or pay Alpharma’s defense costs, subject to reservation of rights to later reject coverage for these lawsuits. One of the carriers has filed a declaratory judgment action in state court in which it has sought a ruling concerning the allocation of its coverage obligations to Alpharma among the several insurance carriers and, to the extent Alpharma does not have full insurance coverage, to Alpharma. Further, this declaratory judgment action requests that the Court rule that certain of the carrier’s policies provide no coverage because certain policy exclusions allegedly operate to limit its coverage obligations under said policies. The insurance carriers may take the position that some, or all, of the applicable insurance policies contain certain provisions that could limit coverage for future product liability claims arising in connection with product sold on and after December 16, 2003.

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

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $19,600 in 2008 and approximately $23,606 in 2009, respectively.

AWP Litigation

Alpharma, and in certain instances one of its subsidiaries, are defendants in connection with various elements of the litigation described above under the heading “Average Wholesale Price Litigation”, primarily related to sale of Kadian® capsules. At present, Alpharma is involved in proceedings in the following courts:

•	Superior Court for the State of Alaska, Third Judicial District of Anchorage;

•	Second Judicial Court in and for Leon County, Florida;

•	Circuit Court of Cook County, Illinois, County Department, Chancery Division; and

•	Court of Common Pleas, for the Fifth Judicial District, State of South Carolina, County of Richland.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, Alpharma’s New York and Iowa cases are pending in the MDL court discussed above. Mississippi and Texas cases against Alpharma were dismissed without prejudice.

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

Environmental Matters

In 2006, the Company contacted the U.S. Environmental Protection Agency (“EPA”) to report past deviations from the requirements of the state conditional major air emissions operating permit relating to the Company’s operation of certain pollution control equipment at its Bristol, Tennessee facility. In May 2009, the Company received an information request from EPA pursuant to section 114 of the Clean Air Act regarding the Company’s historic air emissions and its operation of certain pollution control equipment (“Information Request”). In June 2009, the Company provided EPA with its initial response to the Information Request. The Company has subsequently provided additional information to, and met with, EPA and the Tennessee Department of Environment and Conservation. At this time, the Company cannot predict or determine the outcome of this matter or reasonably estimate the amount or range of amounts of fines or penalties, if any, that might result from an adverse outcome.

Other Contingencies

The following summarizes the Company’s unconditional purchase obligations at December 31, 2009:

2010	$178,920
2011	27,967
2012	23,790
2013	24,320
2014	24,875
Thereafter	51,626

Total	$331,498

The unconditional purchase obligations of the Company are primarily related to minimum purchase requirements under contracts with suppliers to purchase raw materials and finished goods and open purchase orders.

20.	Segment Information

The Company’s business is classified into four reportable segments: branded prescription pharmaceuticals, animal health, Meridian Auto-Injector, and royalties and other. The branded prescription pharmaceuticals segment includes a variety of branded prescription products that are separately categorized into neuroscience, hospital and legacy products. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution and types of customer. The animal health business is a global leader in the development, registration, manufacture and marketing of MFAs and water soluble therapeutics primarily for poultry, cattle and swine. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues in the Meridian Auto-Injector segment are principally derived from the sale of nerve agent antidotes and other

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Royalties and other primarily include revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues, segment profit (excluding depreciation, amortization and impairments) and total assets.

The following represents selected information for the Company’s reportable segments for the periods indicated. We have reclassified previously reported 2008 and 2007 segment results to conform to the current presentation. Note that for 2008 and 2007, the tables for revenues and segment profit below do not include revenues and segment profit for the animal health segment or Flector® Patch product within the branded prescription pharmaceuticals segment, since these are part of Alpharma, a company that was acquired by King at the end of December 2008.

	For the Years Ended December 31,
	2009	2008	2007

Total revenues:
Branded prescription pharmaceuticals	$1,113,005	$1,263,488	$1,857,813
Animal Health	359,075	—	—
Meridian Auto-Injector	252,614	218,448	183,860
Royalties and other	51,806	83,125	95,209

Total revenues	$1,776,500	$1,565,061	$2,136,882

Segment profit:
Branded prescription pharmaceuticals(1)	$823,250	$964,627	$1,390,306
Animal Health(1)	134,575	—	—
Meridian Auto-Injector	150,750	132,898	107,810
Royalties and other	45,161	72,711	72,232
Other operating costs and expenses	(917,382)	(1,390,645)	(1,343,320)
Other (expense) income	(85,765)	4,253	11,329

Income (loss) from continuing operations before tax	$150,589	$(216,156)	$238,357

	As of December 31,
	2009	2008

Total assets:
Branded prescription pharmaceuticals	$2,550,176	$3,032,403
Animal Health	471,999	860,524
Meridian Auto-Injector	288,615	309,417
Royalties and other	17,800	26,236

Total assets	$3,328,590	$4,228,580

(1)	The segment profit for branded prescription pharmaceuticals and Animal Health for 2009 includes additional costs of $7,810 and $34,128, respectively, related to the mark up of inventory upon acquisition of Alpharma, which was recognized as the related inventory was sold. For additional information, please see Note 9.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded prescription pharmaceutical revenues by therapeutic area:

	For the Years Ended December 31,
	2009	2008	2007

Total revenues:
Neuroscience	$691,693	$612,853	$627,244
Hospital	197,673	267,913	292,380
Legacy:
Cardiovascular/metabolic	148,710	299,951	809,888
Other	74,929	82,771	128,301

Consolidated branded prescription pharmaceutical revenues	$1,113,005	$1,263,488	$1,857,813

Capital expenditures for the year ended December 31, 2009 were $38,778, of which $29,292 related to the branded prescription pharmaceuticals segment, $4,973 related to the Meridian auto-injector segment and $4,513 related to the animal health segment. Capital expenditures of $57,455, and $49,602 for the years ended December 31, 2008 and 2007, respectively, were substantially related to the branded prescription pharmaceuticals segment.

Geographic Information:

	Revenues
	For the Years Ended December 31,
	2009	2008	2007

Total revenues:
United States	$1,611,659	$1,514,185	$2,096,920
Other	164,841	50,876	39,962

Total	$1,776,500	$1,565,061	$2,136,882

	Long lived assets
	As of December 31,
	2009	2008

Total long lived assets:
United States	$1,609,839	$1,720,596
Other	43,752	81,430

Total	$1,653,591	$1,802,026

21.	Stock-Based Compensation

For the years ended 2009, 2008 and 2007, the Company incurred $35,923, $34,514, and $27,652, respectively, in compensation costs and $13,545, $13,041, and $10,015, respectively, of income tax benefits related to the Company’s stock-based compensation agreements.

Restricted Stock Awards, Restricted Stock Units and Long-Term Performance Unit Awards

Under its Incentive Plan (which has been approved by the Company’s shareholders) the Company has granted Restricted Stock Awards (“RSAs”) and Long-Term Performance Unit Awards (“LPUs”) to certain employees and has granted Restricted Stock Units (“RSUs”) to its non-employee directors.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value of RSAs and RSUs is based upon the market price of the underlying common stock as of the date of grant. Compensation expense is recognized on a straight-line basis, including an estimate for forfeitures, over the vesting period. The weighted average grant date fair value for RSAs granted during 2009, 2008 and 2007 were $8.14, $8.89 and $12.72, respectively. The weighted average grant date fair value for RSUs granted during 2009, 2008 and 2007 were $8.87, $9.96 and $20.45, respectively.

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

The fair value of LPUs with a one-year performance cycle is based upon the market price of the underlying common stock as of the date of grant. At each reporting period, compensation expense is recognized based on the most probable performance outcome, including an estimate for forfeitures, on a straight-line basis over the vesting period. Total compensation expense for each award is based on the actual number of shares of common stock that vest, multiplied by market price of the common stock as of the date of grant. The weighted average grant date fair value for LPUs with a one-year performance cycle granted during 2009, 2008 and 2007 were $6.97, $8.91 and $19.29, respectively.

The fair value of LPUs with a three-year performance cycle is based on long-term market-based performance targets using a Monte Carlo simulation model, which considers the likelihood of all possible outcomes and determines the number of shares expected to vest under each simulation and the expected stock price at that level. The fair value on grant date of the LPU is recognized over the required service period and will not change regardless of the Company’s actual performance versus the long-term market-based performance targets. The weighted average grant date fair value for LPUs with a three-year performance cycle granted during 2009, 2008 and 2007 were $11.38, $12.25 and $29.07, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following activity has occurred under the Company’s existing plans:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Restricted Stock Awards:
Nonvested balance at December 31, 2008	2,748,115	$12.40
Granted	1,172,490	8.14
Vested	(474,405)	14.61
Forfeited	(40,750)	7.82

Nonvested balance at December 31, 2009	3,405,450	$10.68

Restricted Stock Units:
Nonvested balance at December 31, 2008	95,649	$9.97
Granted	128,766	8.87
Vested	(54,108)	9.98
Forfeited	—	—

Nonvested balance at December 31, 2009	170,307	$9.14

Long-Term Performance Unit Awards (one-year performance cycle):
Nonvested balance at December 31, 2008	2,080,111	$17.37
Granted	975,670	6.97
Vested	(976,689)	18.63
Forfeited	(21,217)	13.66

Nonvested balance at December 31, 2009	2,057,875	$12.28

Long-Term Performance Unit Awards (three-year performance cycle):
Nonvested balance at December 31, 2008	445,565	$22.51
Granted	184,325	11.38
Vested	(94,630)	25.12
Forfeited	(4,100)	7.23

Nonvested balance at December 31, 2009	531,160	$14.54

As of December 31, 2009, there were $17,227 of total unrecognized compensation costs related to RSAs, which the Company expects to recognize over a weighted average period of 1.52 years. The expense recognized over the service period includes an estimate of awards that will be forfeited. As of December 31, 2009, there were $10,256 of total unrecognized compensation costs related to LPUs, which the Company expects to recognize over a weighted average period of 0.92 years. As of December 31, 2009, there were $176 of total unrecognized compensation costs related to RSUs, which the Company expects to recognize over a weighted average period of 0.53 years.

Stock Options

The Company has granted nonqualified and incentive stock options to its officers, employees and directors under its stock option plans. In connection with the plans, options to purchase common stock of the Company are granted at option prices not less than the fair market value of the common stock at the date of grant and either vest immediately or ratably over a designated period, generally one-third on each of the first

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three anniversaries of the grant date and expire ten years from the date of grant. Compensation expense is recognized on a straight-line basis, including an estimate for forfeitures, over the vesting period.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants:

	2009	2008	2007

Expected volatility	41.9%	43.9%	43.7%
Expected term (in years)	6	6	6
Risk-free interest rate	1.93%	2.98%	4.40%
Expected dividend yield	0.00%	0.00%	0.00%
Grant date fair value per share	$2.98	$4.30	$9.15

For the years ended December 31, 2009, 2008 and 2007, the Company used the “short-cut” method to estimate the expected term for stock options granted. The expected volatility is determined based on the historical volatility of King common stock over the expected term. The risk-free rate is based on the U.S. Treasury rate for the expected term at the date of grant.

A summary of option activity under the plans for 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value

Outstanding options, December 31, 2008	6,265,140	$15.44	6.60	$2,964
Granted	1,989,040	6.97
Exercised	(215,959)	8.66
Expired	(1,019,697)	17.28
Forfeited	(87,007)	8.09
Outstanding options, December 31, 2009	6,931,517	$13.04	6.64	$15,896
Exercisable, December 31, 2009	3,694,829	$17.21	4.80	$2,238
Expected to vest, December 31, 2009	2,925,647	$8.29	8.76	$12,405

As of December 31, 2009, there were $7,368 of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.73 years.

Cash received from stock option exercises for 2009 was $1,869. The income tax benefits from stock option exercises for 2009 totaled $119.

During 2009, 2008 and 2007, tax benefits in excess of recognized compensation costs associated with stock based compensation were $31, $82, and $705, respectively, and are reflected as cash inflows from financing activities.

During the year ended December 31, 2009, the following activity occurred under the Company’s plans which cover stock options, RSAs and LPUs:

	2009	2008	2007

Total intrinsic value of stock options exercised	$272	$224	$1,779
Total fair value of RSAs vested	6,931	8,202	985
Total fair value of LPUs vested	20,578	3,354	1,288
Total fair value of RSUs vested	540	840	779

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, an aggregate of 16,052,806 shares were available for future grant under the Company’s stock plans. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the King Pharmaceuticals, Inc. Incentive Plan.

22.	Shareholders’ Equity

Preferred Shares

The Company is authorized to issue 15 million shares of “blank-check” preferred stock, the terms and conditions of which will be determined by the Board of Directors. As of December 31, 2009 and 2008, there were no shares issued or outstanding.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of the following components:

	For the Years Ended December 31,
	2009	2008

Net unrealized losses on investments in debt securities, net of tax	$(15,054)	$(28,092)
Net unrealized gains on marketable securities, net of tax	989	—
Unrecognized loss on pensions, net of tax	(4,151)	—
Foreign currency translation	2,414	(195)

	$(15,802)	$(28,287)

23.	Income per Common Share

The basic and diluted income per common share was determined based on the following share data:

	For the Years Ended December 31,
	2009	2008	2007

Basic income per common share:
Weighted average common shares	244,644,594	243,539,157	242,854,421

Diluted income per common share:
Weighted average common shares	244,644,594	243,539,157	242,854,421
Effect of stock options	146,301	—	402,208
Effect of dilutive share awards	3,030,930	—	872,765

Weighted average common shares	247,821,825	243,539,157	244,129,394

For the year ended December 31, 2008, the dilutive effect of options to purchase 43,656 shares of common stock and 1,811,506 share awards were not included in the computation of diluted loss per share because their inclusion would have reduced the loss per share.

For the year ended December 31, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,511,945 shares of common stock, 160,747 RSAs and 200,797 LPUs. For the year ended December 31, 2008, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 5,914,275 shares of common stock, 356,240 RSAs and 341,636 LPUs. For the year ended December 31, 2007, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per share included options to purchase 3,014,058 shares of common

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, 271,808 RSAs and 673,147 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 could be converted into the Company’s common stock in the future, subject to certain contingencies (see Note 13). Shares of the Company’s common stock associated with this right of conversion were excluded from the calculation of diluted income per share because these notes are anti-dilutive since the conversion price of the notes was greater than the average market price of the Company’s common stock during the 2009, 2008 and 2007 years.

24.	Recently Issued Accounting Standards

In May 2008, the FASB issued a statement that requires the issuer of certain convertible debt instruments that may be settled in cash, or other assets, on conversion to separately account for the liability and equity components in a manner that reflects the issuer’s non-convertible debt borrowing rate. Please see Note 13 for a discussion of the adoption of and the additional disclosures required by the FASB.

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

In March 2009, the FASB issued a statement that provided guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. This statement is effective for interim periods ending after June 15, 2009. The Company adopted this statement on April 1, 2009. Please see Note 15 for information regarding the adoption of this statement.

In April 2009, the FASB required disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This is effective for interim periods ending after June 15, 2009. Please see Note 15 for these additional disclosures.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

25.	Restructuring Activities

First Quarter of 2009 Action

In January 2009, the U.S. District Court for the Eastern District of New York issued an Order ruling invalid two patents relating to the Company’s product Skelaxin®. In June 2009, the Court entered judgment against the Company. The Company has appealed the judgment and intends to vigorously defend its interests. The entry of the Order may lead to generic versions of Skelaxin® entering the market sooner than previously anticipated, which would likely cause the Company’s sales of Skelaxin® to decline significantly as a result. For additional information regarding Skelaxin® litigation, please see Note 19.

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

The Company incurred restructuring charges of approximately $50,000 during 2009 related to severance pay and other employee termination expenses. Almost all of the restructuring charges are cash expenditures and were substantially paid in the second quarter of 2009. The remaining severance pay and other employee termination costs are expected to be fully paid by the second quarter of 2010.

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

The Company has estimated total costs of $70,923 associated with this restructuring plan, $64,516 of which have been included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of approximately 250 employees. The restructuring plan also includes contract termination costs of $16,193 and other exit costs of $181 as a result of the acquisition. All employee termination costs are expected to be paid by the second quarter of 2012. All contract termination costs are expected to be paid by the end of 2018.

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

Third Quarter of 2006 Action

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2010. As a result of these steps, the Company incurred restructuring charges totaling approximately $16,500 through the end of 2009, of which approximately $12,000 was associated with accelerated depreciation and approximately $4,500 is associated with employee termination costs. The employee termination costs are expected to be fully paid in the second half of 2010.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the types of costs accrued and incurred are summarized below:

	Accrued					Accrued					Accrued
	Balance at	Income				Balance at	Income				Balance at
	December 31,	Statement	Alpharma	Cash	Non-Cash	December 31,	Statement	Alpharma	Cash	Non-Cash	December 31,
	2007	Impact	Acquisition	Payments	Costs	2008	Impact	Acquisition	Payments	Costs	2009

Third quarter of 2009 action
Employee separation payments	$—	$—	$—	$—	$—	$—	$1,087	$—	$7	$—	$1,080

First quarter of 2009 action
Employee separation payments	—	—	—	—	—	—	48,585	—	45,083	3,188	314
Contract termination	—	—	—	—	—	—	575	—	575	—	—
Other	—	—	—	—	—	—	461	—	461	—	—
Accelerated depreciation(1)	—	—	—	—	—	—	230	—	—	230	—

Fourth quarter of 2008 action
Employee separation payments	—	5,350	44,196	—	109	49,437	916	3,947	39,443	(1,320)	16,177
Contract termination	—	5	16,796	—	—	16,801	(3)	(605)	8,079	(1,079)	9,193
Other	—	—	182	—	—	182	(1)	—	(1)	—	182
Accelerated depreciation(1)	—	—	—	—	—	—	140	—	—	140	—

Third quarter of 2008 action
Employee separation payments	—	272	—	261	2	9	—	—	9	—	—

Third quarter of 2007 action
Employee separation payments	21,144	1,530	—	22,571	—	103	(103)	—	—	—	—
Contract termination	—	(94)	—	(291)	197	—	4	—	4	—	—
Accelerated depreciation(1)	—	(88)	—	—	(88)	—	—	—	—	—	—
Other	880	174	—	1,054	—	—	—	—	—	—	—

First quarter of 2007 action
Employee separation payments	1,061	(1,061)	—	—	—	—	—	—	—	—	—

Third quarter of 2006 action
Employee separation payments	3,475	180	—	1,009	184	2,462	(354)	—	890	33	1,185
Accelerated depreciation(1)	—	2,685	—	—	2,685	—	590	—	—	590	—

Fourth quarter of 2005 action
Employee separation payments	774	743	—	1,509	—	8	—	—	8	—	—

	$27,334	$9,696	$61,174	$26,113	$3,089	$69,002	$52,127	$3,342	$94,558	$1,782	$28,131

(1)	Included in depreciation and amortization on the Consolidated Statements of Income.

The restructuring charges in 2009 and 2008 primarily relate to the branded prescription pharmaceutical segment.

KING PHARMACEUTICALS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Quarterly Financial Information (unaudited)

The following table sets forth summary financial information for the years ended December 31, 2009 and 2008:

	First	Second	Third	Fourth

2009 By Quarter
Total revenues	$429,057	$444,988	$463,349	$439,106
Operating income	7,140	89,781	87,168	52,265
Net income (loss)	(10,722)	37,935	42,488	22,252
Basic income (loss) per common share(1)	$(0.04)	$0.16	$0.17	$0.09
Diluted income (loss) per common share(1)	$(0.04)	$0.15	$0.17	$0.09

	First	Second	Third	Fourth

2008 By Quarter
Total revenues	$432,033	$396,851	$388,445	$347,732
Operating income (loss)	121,281	57,655	122,800	(522,145)
Net income (loss)	85,556	40,761	82,472	(550,825)
Basic income (loss) per common share(1)	$0.35	$0.17	$0.34	$(2.26)
Diluted income (loss) per common share(1)	$0.35	$0.17	$0.34	$(2.26)

(1)	Quarterly amounts may not total to annual amounts due to the effect of rounding on a quarterly basis.

27.	Guarantor Financial Statements

Each of the Company’s U.S. subsidiaries, guaranteed on a full, unconditional and joint and several basis the Company’s performance under the Convertible Senior Notes (such subsidiaries the “Guarantor Subsidiaries”).

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

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 31, 2009					As of December 31, 2008
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$277,603	$30,779	$236,930	$—	$545,312	$401,657	$52	$538,503	$—	$940,212
Investments in debt securities	29,258	—	—	—	29,258	6,441	—	—	—	6,441
Marketable securities	2,100	—	—	—	2,100	511	—	—	—	511
Accounts receivable, net	2,467	174,713	33,076	—	210,256	61	140,502	104,507	—	245,070
Inventories	43,834	111,242	28,642	(1,427)	182,291	59,279	26,406	172,618	—	258,303
Deferred income tax assets	30,828	52,597	250	—	83,675	36,041	26,146	27,326	—	89,513
Income tax receivable	17,983	(1,865)	(27)	—	16,091	—	—	—	—	—
Prepaid expenses and other current assets	14,972	44,384	1,504	—	60,860	14,090	8,283	106,841	—	129,214

Total current assets	419,045	411,850	300,375	(1,427)	1,129,843	518,080	201,389	949,795	—	1,669,264

Property, plant, and equipment, net	148,399	234,233	9,207	—	391,839	140,314	115,996	160,949	—	417,259
Intangible assets, net	—	759,583	34,556	—	794,139	—	633,300	300,919	—	934,219
Goodwill	—	467,613	—	—	467,613	—	129,150	321,398	—	450,548
Deferred income tax assets	(26,551)	290,104	609	—	264,162	(16,750)	340,764	(54,898)	—	269,116
Investments in debt securities	218,608	—	—	—	218,608	353,848	—	—	—	353,848
Other assets	32,368	23,795	333	—	56,496	72,442	23,704	26,680	—	122,826
Assets held for sale	—	5,890	—	—	5,890	—	11,500	—	—	11,500
Investments in subsidiaries	3,027,491	938,020	(88)	(3,965,423)	—	2,896,242	—	—	(2,896,242)	—

Total assets	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590	$3,964,176	$1,455,803	$1,704,843	$(2,896,242)	$4,228,580

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,377	$53,966	$5,349	$—	$86,692	$61,255	$20,107	$59,546	$—	$140,908
Accrued expenses	31,541	279,662	9,789	—	320,992	32,456	165,460	213,572	—	411,488
Income taxes payable	—	—	—	—	—	1,288	169	8,991	—	10,448
Short term debt	—	—	3,662	—	3,662	—	—	5,230	—	5,230
Current portion of long term debt	85,550	—	—	—	85,550	53,820	—	385,227	—	439,047

Total current liabilities	144,468	333,628	18,800	—	496,896	148,819	185,736	672,566	—	1,007,121

Long-term debt	339,016	—	—	—	339,016	877,638	—	—	—	877,638
Other liabilities	59,884	48,579	14,908	—	123,371	54,355	4,595	51,072	—	110,022
Intercompany payable (receivable)	906,685	(932,193)	25,508	—	—	649,565	(655,145)	5,580	—	—

Total liabilities	1,450,053	(549,986)	59,216	—	959,283	1,730,377	(464,814)	729,218	—	1,994,781

Shareholders’ equity	2,369,307	3,681,074	285,776	(3,966,850)	2,369,307	2,233,799	1,920,617	975,625	(2,896,242)	2,233,799

Total liabilities and shareholders’ equity	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590	$3,964,176	$1,455,803	$1,704,843	$(2,896,242)	$4,228,580

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS INCOME (LOSS)

	For the Year Ended 12/31/2009					For the Year Ended 12/31/2008					For the Year Ended 12/31/2007
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$367,968	$1,626,112	$149,930	$(418,307)	$1,725,703	$430,901	$1,456,260	$36,770	$(438,312)	$1,485,619	$578,050	$2,049,800	$437	$(573,994)	$2,054,293
Royalty revenue	—	50,797	—	—	50,797	—	79,442	—	—	79,442	—	82,589	—	—	82,589

Total revenues	367,968	1,676,909	149,930	$(418,307)	1,776,500	430,901	1,535,702	36,770	(438,312)	1,565,061	578,050	2,132,389	437	(573,994)	2,136,882

Operating costs and expenses:
Cost of revenues	98,509	846,046	98,047	(419,838)	622,764	128,399	690,554	14,488	(438,616)	394,825	284,626	855,196	403	(573,691)	566,534
Selling, general and administrative	209,841	309,287	29,432	—	548,560	252,211	191,775	3,416	—	447,402	301,522	389,218	294	—	691,034
Research and development	5,977	89,443	3,232	—	98,652	6,556	147,117	590,000	—	743,673	6,414	178,321	—	—	184,735
Depreciation and amortization	20,385	190,402	3,706	—	214,493	19,821	131,338	318	—	151,477	19,613	154,495	240	—	174,348
Asset impairments	—	4,510	—	—	4,510	114	39,315	1,566	—	40,995	—	223,025	—	—	223,025
Restructuring charges	14,939	36,228	—	—	51,167	3,750	3,348	—	—	7,098	37,729	32,449	—	—	70,178

Total operating costs and expenses	349,651	1,475,916	134,417	(419,838)	1,540,146	410,851	1,203,447	609,788	(438,616)	1,785,470	649,904	1,832,704	937	(573,691)	1,909,854

Operating income (loss)	18,317	200,993	15,513	1,531	236,354	20,050	332,255	(573,018)	304	(220,409)	(71,854)	299,685	(500)	(303)	227,028
Other income (expense):
Interest income	3,601	(4,274)	6,599	—	5,926	36,873	64	33	—	36,970	42,376	106	9	—	42,491
Interest expense	(83,708)	(4,246)	(269)	—	(88,223)	(21,602)	(29)	—	—	(21,631)	(19,740)	(54)	—	—	(19,794)
Loss on investment	(5,884)	—	—	—	(5,884)	(7,451)	—	—	—	(7,451)	(11,591)	—	—	—	(11,591)
Other, net	586	(1,803)	3,633	—	2,416	(2,798)	150	(987)	—	(3,635)	(1,093)	827	489	—	223
Equity in earnings (loss) of subsidiaries	137,332	20,461	(79)	(157,714)	—	(335,768)	—	—	335,768	—	210,824	—	—	(210,824)	—
Intercompany interest (expense) income	(5,858)	22,921	(17,063)	—	—	(11,682)	28,909	(17,227)	—	—	(8,729)	8,807	(78)	—	—

Total other income (expenses)	46,069	33,059	(7,179)	(157,714	(85,765)	(342,428)	29,094	(18,181)	335,768	4,253	212,047	9,686	420	(210,824)	11,329

Income (loss) from continuing operations before income taxes	64,386	234,052	8,334	(156,183)	150,589	(322,378)	361,349	(591,199)	336,072	(216,156)	140,193	309,371	(80)	(211,127)	238,357
Income tax (benefit) expense	(27,567)	84,327	1,876	—	58,636	19,658	105,201	1,021	—	125,880	(35,342)	97,535	695	—	62,888

Income (loss) from continuing operations	91,953	149,725	6,458	(156,183)	91,953	(342,036)	256,148	(592,220)	336,072	(342,036)	175,535	211,836	(775)	(211,127)	175,469
Discontinued operations:
Loss from discontinued operations	—	—	—	—	—	—	—	—	—	—	—	(369)	—	—	(369)
Income tax benefit	—	—	—	—	—	—	—	—	—	—	—	(132)	—	—	(132)

Total loss from discontinued operations	—	—	—	—	—	—	—	—	—	—	—	(237)	—	—	(237)

Net income (loss)	$91,953	$149,725	$6,458	$(156,183)	$91,953	$(342,036)	$256,148	$(592,220)	$336,072	$(342,036)	$175,535	$211,599	$(775)	$(211,127)	$175,232

KING PHARMACEUTICALS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009					For the Year Ended December 31, 2008					For the Year Ended December 31, 2007
			Non					Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows provided by operating activities of continuing operations	$55,687	$370,189	$4,853	$—	$430,729	$104,480	$383,528	$3,383	$—	$491,391	$50,989	$620,503	$1,157	$—	$672,649

Cash flows from investing activities of continuing operations:
Purchase of investments in debt securities	—	—	—	—	—	(279,175)	—	—	—	(279,175)	(2,744,575)	—	—	—	(2,744,575)
Proceeds from maturity and sale of investments in debt securities	129,064	—	—	—	129,064	1,207,080	—	—	—	1,207,080	2,289,780	—	—	—	2,289,780
Transfer (to)/from restricted cash	707	(27)	—	—	680	(100)	—	—	—	(100)	(512)	—	—	—	(512)
Acquisition of Alpharma, net of cash acquired	(13,533)	(56,697)	—	—	(70,230)	(1,557,347)	—	532,586	—	(1,024,761)	—	—	—	—	—
Purchases of property, plant and equipment	(27,461)	(10,996)	(321)	—	(38,778)	(43,676)	(13,766)	(13)	—	(57,455)	(31,844)	(17,758)	—	—	(49,602)
Purchases of product rights and intellectual property	(8)	(3,261)	—	—	(3,269)	(44)	(12,065)	—	—	(12,109)	(23)	(395,356)	—	—	(395,379)
Proceeds from sales of Kadian®	—	84,800	—	—	84,800	—	—	—	—	—	—	—	—	—	—
Proceeds from sale of assets	10	848	—	—	858	10,350	60	—	—	10,410	8	86,279	—	—	86,287
Loan to Ligand	—	—	—	—	—	—	—	—	—	—	37,750	—	—	—	37,750
Forward foreign exchange contracts	—	—	(8,906)	—	(8,906)	—	—	—	—	—	—	—	—	—	—

Net cash provided by (used in) investing activities of continuing operations	88,779	14,667	(9,227)	—	94,219	(662,912)	(25,771)	532,573	—	(156,110)	(449,416)	(326,835)	—	—	(776,251)

Cash flows from financing activities of continuing operations:
Proceeds from exercise of stock options, net	1,869	—	—	—	1,869	439	—	—	—	439	10,656	—	—	—	10,656
Net (payments) proceeds related to stock-based award activity	(3,574)	—	—	—	(3,574)	(2,441)	—	—	—	(2,441)	705	—	—	—	705
Proceeds from issuance of long-term debt	—	—	—	—	—	617,000	—	—	—	617,000	—	—	—	—	—
Payments on debt	(532,739)	(385,227)	(1,568)	—	(919,534)	—	—	—	—	—	—	—	—	—	—
Debt issuance costs	(1,313)	—	—	—	(1,313)	(30,076)	—	—	—	(30,076)	(1,527)	—	—	—	(1,527)
Intercompany	267,237	(258,846)	(8,391)	—	—	365,449	(362,350)	(3,099)	—	—	297,101	(297,772)	671	—	—

Net cash (used in) provided by financing activities of continuing operations	(268,520)	(644,073)	(9,959)	—	(922,552)	950,371	(362,350)	(3,099)	—	584,922	306,935	(297,772)	671	—	9,834

Effect of exchange rate changes on cash	—	—	2,704	—	2,704	—	—	—	—	—	—	—	—	—	—

(Decrease) increase in cash and cash equivalents	(124,054)	(259,217)	(11,629)	—	(394,900)	391,939	(4,593)	532,857	—	920,203	(91,492)	(4,104)	1,828	—	(93,768)
Cash and cash equivalents, beginning of year	401,657	289,996	248,559	—	940,212	9,718	4,645	5,646	—	20,009	101,210	8,749	3,818	—	113,777

Cash and cash equivalents, end of year	$277,603	$30,779	$236,930	$—	$545,312	$401,657	$52	$538,503	$—	$940,212	$9,718	$4,645	$5,646	$—	$20,009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
Chairman of the Board,
President and Chief Executive Officer

February 25, 2010

In accordance with the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/ BRIAN A. MARKISON Brian A. Markison	Chairman of the Board, President and Chief Executive Officer	February 25, 2010

/s/ JOSEPH SQUICCIARINO Joseph Squicciarino	Chief Financial Officer (principal financial and accounting officer)	February 25, 2010

/s/ TED G. WOOD Ted G. Wood	Lead Independent Director	February 25, 2010

/s/ KEVIN S. CRUTCHFIELD Kevin S. Crutchfield	Director	February 25, 2010

Earnest W. Deavenport, Jr.	Director

/s/ ELIZABETH M. GREETHAM Elizabeth M. Greetham	Director	February 25, 2010

/s/ PHILIP A. INCARNATI Philip A. Incarnati	Director	February 25, 2010

/s/ GREGORY D. JORDAN Gregory D. Jordan	Director	February 25, 2010

/s/ R. CHARLES MOYER R. Charles Moyer	Director	February 25, 2010

/s/ D. GREG ROOKER D. Greg Rooker	Director	February 25, 2010

/s/ DERACE L. SCHAFFER, M.D. Derace L. Schaffer, M.D.	Director	February 25, 2010

II-1

KING PHARMACEUTICALS, INC.

Schedule II. Valuation and Qualifying Accounts

Column A	Column B	Column C Additions		Column D	Column E
			Charged
	Balances at	Charged to	(Credited)		Balance at
	Beginning of	Cost and	to Other		End of
Description	Period	Expenses	Accounts(2)	Deductions(1)	Period
	(In thousands)

Allowance for doubtful accounts, deducted from accounts receivable in the balance sheet
Year ended December 31, 2009	4,713	888	346	2,546	3,401
Year ended December 31, 2008	5,297	266	863	1,713	4,713
Year ended December 31, 2007	5,437	950	—	1,090	5,297
Valuation allowance for deferred tax assets, deducted from deferred income tax assets in the balance sheet
Year ended December 31, 2009	276,416	19,446	(10,939)	6,370	278,553
Year ended December 31, 2008	9,094	885	267,090	653	276,416
Year ended December 31, 2007	8,085	2,248	—	1,239	9,094

(1)	Amounts represent write-offs of accounts.

(2)	Reserve related to certain state and foreign net operating losses and certain other deferred tax assets of Alpharma in the year ended December 31, 2008.

S-1