Form 10-Q
period 2010-03-31
KING PHARMACEUTICALS INC
filed 2010-05-06
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-15875
King Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Tennessee	54-1684963
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Fifth Street, Bristol, TN	37620 (Zip Code)
(Address of principal executive offices)
(423) 989-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares outstanding of Registrant’s common stock as of May 3, 2010: 249,627,116

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$471,763	$545,312
Investments in debt securities	27,127	29,258
Marketable securities	1,476	2,100
Accounts receivable, net of allowance of $3,262 and $3,401	207,062	210,256
Inventories	188,644	182,291
Deferred income tax assets	79,196	83,675
Income taxes receivable	18,258	16,091
Prepaid expenses and other current assets	49,903	60,860

Total current assets	1,043,429	1,129,843

Property, plant and equipment, net	381,370	391,839
Intangible assets, net	755,261	794,139
Goodwill	467,613	467,613
Deferred income tax assets	256,828	264,162
Investments in debt securities	204,785	218,608
Other assets (includes restricted cash of $15,903 and $15,900)	59,584	56,496
Assets held for sale	5,890	5,890

Total assets	$3,174,760	$3,328,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,794	$86,692
Accrued expenses	244,853	320,992
Short-term debt	3,369	3,662
Current portion of long-term debt	—	85,550

Total current liabilities	338,016	496,896

Long-term debt	336,978	339,016
Other liabilities	128,238	123,371

Total liabilities	803,232	959,283

Commitments and contingencies (Note 9)
Shareholders’ equity	2,371,528	2,369,307

Total liabilities and shareholders’ equity	$3,174,760	$3,328,590

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Revenues:
Net sales	$373,065	$414,299
Royalty revenue	7,790	14,758

Total revenues	380,855	429,057

Operating costs and expenses:
Cost of revenues, exclusive of depreciation and amortization shown below	127,054	150,939

Selling, general and administrative	140,475	138,534
Acquisition related costs	—	3,789

Total selling, general and administrative expense	140,475	142,323

Research and development	28,324	27,256
Depreciation and amortization	57,275	53,349
Restructuring charges (Note 13)	262	48,050

Total operating costs and expenses	353,390	421,917

Operating income	27,465	7,140

Other income (expense):
Interest income	409	2,788
Interest expense	(8,736)	(23,103)
Loss on investments	(872)	(823)
Other, net	(203)	(2,779)

Total other expense	(9,402)	(23,917)

Income (loss) before income taxes	18,063	(16,777)
Income tax expense (benefit)	13,594	(6,055)

Net income (loss)	$4,469	$(10,722)

Net income per common share:
Basic net income (loss) per common share	$0.02	$(0.04)

Diluted net income (loss) per common share	$0.02	$(0.04)

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2008	246,487,232	$1,391,065	$871,021	$(28,287)	$2,233,799
Comprehensive income:
Net (loss)	—	—	(10,722)	—	(10,722)
Net unrealized gain on marketable securities, net of taxes of $43	—	—	—	70	70
Net unrealized loss on interest rate swap, net of taxes of $202	—	—	—	(329)	(329)
Net unrealized loss on investments in debt securities, net of taxes of $1,634	—	—	—	(2,666)	(2,666)
Foreign currency translation	—	—	—	(5,026)	(5,026)

Total comprehensive income					(18,673)
Stock-based award activity	1,326,589	5,413	—	—	5,413

Balance at March 31, 2009	247,813,821	$1,396,478	$860,299	$(36,238)	$2,220,539

Balance at December 31, 2009	248,444,711	$1,421,489	$963,620	$(15,802)	$2,369,307
Comprehensive income:
Net income	—	—	4,469	—	4,469
Reclassification of unrealized losses on investments in debt securities, net of taxes of $268	—	—	—	428	428
Net unrealized loss on marketable securities, net of taxes of $240	—	—	—	(384)	(384)
Net unrealized gain on investments in debt securities, net of taxes of $89	—	—	—	142	142
Foreign currency translation	—	—	—	(5,642)	(5,642)

Total comprehensive income					(987)

Stock-based award activity	1,158,404	3,208	—	—	3,208

Balance at March 31, 2010	249,603,115	$1,424,697	$968,089	$(21,258)	$2,371,528

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Cash flows (used in) provided by operating activities	$(1,801)	$11,334

Cash flows from investing activities:
Transfers to restricted cash	(3)	(65)
Proceeds from maturities and sales of investments in debt securities	16,810	8,000
Purchases of property, plant and equipment	(7,793)	(6,892)
Proceeds from sale of property and equipment	73	—
Proceeds from the sale of Kadian®	20,000	—
Acquisition of Alpharma	—	(69,706)
Acquisition of Avinza®	—	(1)
Forward foreign exchange contracts	—	5,406
Purchases of intellectual property and product rights	(504)	(548)

Net cash provided by (used in) investing activities	28,583	(63,806)

Cash flows from financing activities:
Proceeds from exercise of stock options	742	36
Net (payments) proceeds related to stock-based activity	(3,905)	(2,000)
Payments on debt	(92,554)	(433,249)
Debt issuance costs	—	(1,220)

Net cash used in financing activities	(95,717)	(436,433)

Effect of exchange rate changes on cash	(4,614)	(14,514)

Decrease in cash and cash equivalents	(73,549)	(503,419)
Cash and cash equivalents, beginning of period	545,312	940,212

Cash and cash equivalents, end of period	$471,763	$436,793

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010 and 2009
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited Interim Condensed Consolidated Financial Statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The year-end Condensed Consolidated Balance Sheet was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

These unaudited Interim Condensed Consolidated Financial Statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from the prior Condensed Consolidated Financial Statements have been reclassified to conform to the presentation adopted in 2010.

2.	Earnings Per Share

The basic and diluted income (loss) per common share was determined using the following share data:

	Three Months Ended March 31,
	2010	2009

Basic net income (loss) per common share:
Weighted average common shares	245,205,560	243,888,839

Diluted net income (loss) per common share:
Weighted average common shares	245,205,560	243,888,839
Effect of stock options	663,897	—
Effect of dilutive share awards	3,997,330	—

Weighted average common shares	249,866,787	243,888,839

For the three months ended March 31, 2009, the dilutive effect of options to purchase 5,176 shares of common stock and 2,743,397 share awards were not included in the computation of diluted loss per common share because their inclusion would have reduced the loss per share.

For the three months ended March 31, 2010, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share, included options to purchase 3,192,426 shares of common stock, 102,354 restricted stock awards (“RSAs”) and 106,209 long-term performance units (“LPUs”). For the three months ended March 31, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted loss per common share, included options to purchase 6,157,030 shares of common stock, 321,528 RSAs and 153,606 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Convertible Senior Notes”) could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the calculations of diluted income (loss) per common share because the conversion price of the notes was greater than the average market price of the Company’s common stock during the quarters ended March 31, 2009 and 2010.

3.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents consisted of institutional money market funds. There were no cumulative unrealized holding gains or losses associated with these money market funds as of March 31, 2010 and December 31, 2009.

Derivatives.  During 2009, the Company had forward foreign exchange contracts outstanding on certain non-U.S. cash balances. The forward exchange contracts were not designated as hedges. The Company recorded these contracts at fair value and changes in fair value were recognized in current earnings. All foreign exchange contracts expired during 2009.

The terms of certain credit agreements require the Company to maintain hedging agreements that fix the interest rates on 50% of the Company’s total outstanding long-term debt. Accordingly, in March 2009, the Company entered into an interest rate swap agreement with an aggregate notional amount of $112,500, which was scheduled to expire in March 2011. The interest rate swap was designated as a cash flow hedge and was being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. As a result of the reduction of its variable rate long-term debt beginning in the third quarter of 2009, more than 50% of the Company’s outstanding long-term debt is at fixed rates and therefore an interest rate swap is no longer required. The Company terminated the interest rate swap in the third quarter of 2009.

The following table summarizes the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009:

	Gain or (Loss) in	Gain or (Loss)
	Other	Reclassified from
	Comprehensive	Accumulated Other	Gain or (Loss)
	Income on	Comprehensive	Recorded
	Derivative	Income into Income	in Income
Derivatives in Cash Flow Hedging Relationships	(Effective Portion)	(Effective Portion)	(Ineffective Portion)

Interest rate swap	$(531)	$—	$—

	Gain or (Loss)Recognized
	in Income on Derivative
Derivatives not Designated as Hedging Instruments	Location		Amount

Foreign currency contracts	Other income (expense	)	$3,545

Marketable Securities.  As of March 31, 2010 and December 31, 2009, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $511. The cumulative unrealized holding gain in this investment was $965 and $1,589, respectively, as of March 31, 2010 and December 31, 2009.

Investments in Debt Securities.  The Company undertook investments in auction rate securities prior to the end of the first quarter of 2008. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. On February 11, 2008, the Company began to experience auction failures with respect to its investments in auction rate securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The Company will not be able to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company classified auction rate securities as available-for-sale at the time of purchase. Temporary gains or losses are included in accumulated other comprehensive income (loss). Other-than-temporary credit losses are included in Loss on investments in the Condensed Consolidated Statements of Operations. Non-credit related other-than-temporary losses are recorded in accumulated other comprehensive income (loss), as the Company has no intent to sell the securities and believes that it is more likely than not that it will not be required to sell the securities prior to recovery.

As of March 31, 2010 and December 31, 2009, the par value of the Company’s investments in debt securities was $264,075 and $281,525, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

Excluding the municipal bond discussed below, as of March 31, 2010, there were cumulative unrealized holding losses of $25,458 recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet associated with investments in debt securities with a par value of $223,025, which were classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of March 31, 2010, the Company believed the decline associated with the underlying securities was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

As of April 1, 2009, the Company adopted a new statement of the Financial Accounting Standards Board (“FASB”) that provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. During the fourth quarter of 2008, the Company recognized unrealized losses of $6,832 in other (expense) income for a municipal bond with a par value of $15,000 for which the holding losses were determined to be other-than-temporary. The Company determined that $1,042 (or $646 net-of-tax) of this previously recognized loss was non-credit related. Upon the adoption of this statement, the Company was required to reclassify this non-credit related loss from retained earnings to accumulated other comprehensive income (loss). As of March 31, 2010, there were cumulative unrealized holding gains of $1,758 associated with this security recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet. During 2009 and 2010, no other-than-temporary impairment losses associated with available for sale investments in debt securities were recognized.

During the first quarter of 2010, the Company sold certain auction rate securities associated with student loans with a par value of $8,000 for $7,360 to the issuer and realized a loss of $640 in the Condensed Consolidated Statement of Operations. The Company has not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statements of Operations.

During the fourth quarter of 2008, the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell to UBS at par value certain auction rate securities during the period from June 30, 2010 to July 2, 2012 (the “right”). At March 31, 2010 and December 31, 2009, the Company held auction rate securities related to this offer with a par value of $26,050 and $32,500, respectively. The Company has elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in Other income (expense) in the Condensed Consolidated Statements of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of March 31, 2010 and December 31, 2009, the fair value of the right to sell the auction rate securities to UBS at par was $2,425 and $3,226, respectively. With respect to this right, the Company recognized an unrealized loss of $801 during the first quarter of 2010 and $565 during the first quarter of 2009, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, during the fourth quarter of 2008, the Company reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of March 31, 2010 and December 31, 2009, the fair value of the investments in debt securities classified as trading was $23,377 and $29,258, respectively. During the first quarter of 2010 and 2009, the Company recognized unrealized gains of $569 and unrealized losses of $258, respectively, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2010, the Company has classified $27,127 of auction rate securities as current assets and $204,785 as long-term assets.

The following tables summarize the Company’s assets which are measured at fair value on a recurring basis:

		Fair Value Measurements at March 31, 2010 Using
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	3/31/2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$446,394	$446,394	$—	$—
U.S. Government Securities	4,138	4,138	—	—
Marketable Securities	1,476	1,476	—	—
Investments in Debt Securities	231,912	—	3,750	228,162
Right to Sell Debt Securities	2,425	—	—	2,425

Total Assets	$686,345	$452,008	$3,750	$230,587

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$518,950	$518,950	$—	$—
U.S. Government Securities	4,138	4,138	—	—
Marketable Securities	2,100	2,100	—	—
Investments in Debt Securities	247,866	—	—	247,866
Right to Sell Debt Securities	3,226	—	—	3,226

Total Assets	$776,280	$525,188	$—	$251,092

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of the valuation date.

The fair value of investments in debt securities within the Level 2 classification is at par based on public call notices from the issuer of the security.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determined by the model. As of March 31, 2010, the Company assumed a weighted average discount rate of 4.8% and expected terms which are generally less than five years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near-risk free to risk free assets. The expected term is based on the Company’s estimate of future liquidity as of March 31, 2010. Transfers out of Level 3 classification occur only when public call notices have been announced by the issuer prior to the date of the valuation.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2010	2009

Beginning balance, January 1	$251,092	$361,913
Total gains or losses (realized/unrealized)
Included in earnings	(872)	(823)
Included in other comprehensive income (loss)	927	(4,300)
Settlements	(16,810)	(8,000)
Transfers in and/or out of Level 3	(3,750)	1,700

Ending balance, March 31	$230,587	$350,490

4.	Inventories

Inventories consist of the following:

	March 31,	December 31,
	2010	2009

Raw materials	$70,664	$62,054
Work-in-process	37,267	29,979
Finished goods (including $2,590 and $3,908 of sample inventory, respectively)	121,012	126,705

	228,943	218,738
Inventory valuation allowance	(40,299)	(36,447)

Total inventories	$188,644	$182,291

5.	Property, Plant and Equipment

During the first quarter of 2009, the Company classified as held for sale a pharmaceutical facility which was acquired as a result of the acquisition of Alpharma Inc., now Alpharma LLC (“Alpharma”). The facility is recorded at estimated fair value less cost to sell. The Company finalized its determination of fair value of this asset in the first quarter of 2009, reduced the value by $3,600 and adjusted goodwill accordingly. During the fourth quarter of 2009, the Company further reduced the fair value of this asset based on management’s estimate of current market conditions and incurred an asset impairment charge of $2,010.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Acquisitions, Dispositions, Co-Promotions and Alliances

On December 29, 2008, the Company completed its acquisition of Alpharma. In connection with the acquisition of Alpharma, the Company and Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission (“FTC”). The Consent Order required the Company to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C. (“Actavis LLC”). In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, the Company divested the Kadian® product to Actavis LLC. Actavis LLC is entitled to sell Kadian® as a branded or generic product. Prior to the divestiture, Actavis LLC supplied Kadian® to Alpharma.

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

None of the quarterly payments above, when combined with all prior payments made by Actavis LLC, will exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis LLC due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis LLC will not exceed the lesser of (a) $127,500 and (b) the gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period from January 1, 2009 through June 30, 2010. The Company recorded a receivable of $115,000 at the time of the divestiture, reflecting the present value of the estimated future purchase price payments from Actavis LLC. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments are received one quarter in arrears. During the first quarter of 2010, the Company received $20,000 from Actavis LLC related to gross profit from sales during the fourth quarter of 2009.

7.	Intangible Assets and Goodwill

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount and accumulated amortization is as follows:

	March 31, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Branded prescription pharmaceuticals	$1,265,929	$801,177	$1,264,250	$764,327
Animal Health	169,923	12,041	170,000	9,633
Meridian Auto-Injector	184,206	51,789	183,249	49,621
Royalties and other	3,731	3,521	3,731	3,510

Total intangible assets	$1,623,789	$868,528	$1,621,230	$827,091

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense for the three months ended March 31, 2010 and 2009 was $41,437 and $38,178, respectively.

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two Skelaxin® patents. In June 2009, the Court entered judgment against the Company. The Company has appealed and intends to vigorously defend its interests. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. The Company’s sales of Skelaxin® will decline significantly as a result of generic competition. The Company believes that the intangible assets associated with Skelaxin® are not currently impaired based on estimated undiscounted cash flows associated with these assets. However, as a result of the January 2009 order described above, the Company reduced the estimated remaining useful life of the intangible assets of Skelaxin® during the first quarter of 2009. As of March 31, 2010, the net intangible assets associated with Skelaxin® totaled approximately $19,979. For additional information regarding Skelaxin® litigation, please see Note 9.

Goodwill at March 31, 2010 and December 31, 2009 is as follows:

	Branded	Animal Health	Meridian
	Segment	Segment	Segment	Total

Goodwill at December 31, 2009	$267,024	$92,179	$108,410	$467,613

Goodwill at March 31, 2010	$267,024	$92,179	$108,410	$467,613

8.	Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009

Convertible senior notes	$336,978	$332,305
Senior secured revolving credit facility	—	92,261

Total long-term debt	336,978	424,566
Less current portion	—	85,550

Long-term portion	$336,978	$339,016

Convertible Senior Notes

At March 31, 2010, the Company has $400,000 of Convertible Senior Notes outstanding. The liability and equity components of the Convertible Senior Notes have been separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance. The debt component is being amortized through March 31, 2013.

A summary of the gross carrying amount, unamortized debt cost and the net carrying amount of the liability component is as follows:

	March 31,	December 31,
	2010	2009

Gross carrying amount	$400,000	$400,000
Unamortized debt cost	63,022	67,695

Net carrying amount	$336,978	$332,305

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Revolving Credit Facility

During the first quarter of 2010, the Company made payments of $92,261 on the Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), which represented full payment of all outstanding borrowings under the Revolving Credit Facility.

During the first quarter of 2009, the Company made payments of $32,093 on the Revolving Credit Facility.

Under its terms, the availability for borrowing under the Revolving Credit Facility was reduced to $150,000 as of April 30, 2010. The remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $146,891 after giving effect to outstanding letters of credit totaling $3,109.

In connection with borrowings under the facility, the Company incurred a total of approximately $22,219 of deferred financing costs that are being amortized ratably through the maturity date.

Senior Secured Term Facility

During the first quarter of 2009, the Company made payments of $15,930 on its Senior Secured Term Facility. During the fourth quarter of 2009, the Company completed its repayment obligations under the facility.

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

9.	Commitments and Contingencies

Intellectual Property Matters

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma, LLC (“CorePharma”) and Mutual Pharmaceutical Company, Inc. (“Mutual”) each filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the “ ‘128 patent”) and 6,683,102 (the “ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging non-infringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging non-infringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania, concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. In January 2008, the Company entered into an agreement with CorePharma providing it with, among other things, the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and CorePharma submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered an order dismissing the case without prejudice.

The Company believes that CorePharma began shipping a generic form of Skelaxin® in early April 2010. On April 13, 2010, the Company brought suit against CorePharma in the U.S. District Court for New Jersey asserting certain of the Company’s rights under the January 2008 agreement. The parties appeared at a District Court hearing on April 14, 2010, at which the Company sought, and was denied, a temporary restraining order (“TRO”) against CorePharma to prevent further sales of generic product. On April 21 and April 30, 2010, the Court held hearings and the parties await the Court’s decision as to whether a preliminary injunction is to be issued.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court from January 10, 2005 to April 30, 2007, and the stay expired in early August 2009. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On January 20, 2009, the Court issued an order ruling invalid the ‘128 and ‘102 patents. The order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The order also allowed Eon Labs to pursue its claim for exceptional case, and on March 31, 2009, Eon Labs filed its motion for this purpose, which was opposed by the Company and Elan Pharmaceuticals, Inc. (“Elan”). Eon Labs has replied and the motion remains pending before the Court. On May 20, 2009, Eon Labs asked for entry of final judgment, and on June 4, 2009, the Court granted this request. On July 1, 2009, the Company filed a notice of appeal to the Court of Appeals for the Federal Circuit of the Court’s entry of judgment. On July 2, 2009, Elan did the same. The appeals were docketed by the Federal Circuit on July 10, 2009. In late July 2009, the companies moved to dismiss the appeals for lack of jurisdiction. On September 30, 2009, the Federal Circuit denied the motions to dismiss. The Company and Elan filed opening briefs on November 23, 2009. Eon filed its opposition brief on January 19, 2010. The Company and Elan filed reply briefs on February 19, 2010. The Federal Circuit set oral argument for the appeal for May 7, 2010. The Company intends to vigorously defend its interests.

On December 5, 2008, the Company, along with co-plaintiff Pharmaceutical IP Holding, Inc. (“PIH”) initiated suit in the U.S. District Court of New Jersey against Sandoz for infringement of U.S. Patent No. 7,122,566 (the “ ‘566 patent”). The ‘566 patent is a method-of-use patent relating to Skelaxin® listed in the FDA’s Orange Book; it

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expires on February 6, 2026. The ‘566 patent is owned by PIH and licensed to the Company. The Company and PIH sued Sandoz, alleging that Eon Labs’ submission of its ANDA seeking approval to sell a generic version of a 800 mg Skelaxin® tablet prior to the expiration of the ‘566 patent constitutes infringement of the patent. Sandoz, which acquired Eon Labs, is the named owner of Eon Labs’ ANDA and filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ’566 patent. On January 13, 2009, Sandoz answered the complaint and filed counterclaims of invalidity and non-infringement. The Company filed a reply on February 5, 2009. The parties are currently conducting fact discovery.

On March 31, 2010, Sandoz received approval from the FDA to commercialize a generic product containing metaxalone. On April 1, 2010, the Company sought, and the United States District Court of New Jersey granted, a TRO enjoining Sandoz from engaging in the use, offer to sell, or sale within the United States its generic metaxalone product. On April 9, 2010, the TRO was vacated. On April 14 and May 5, 2010, the District Court heard the Company’s arguments in support of a preliminary injunction against Sandoz. The trial date for the patent litigation against Sandoz is set for July 6, 2010.

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

On March 12, 2004, the FDA sent a letter to the Company explaining that the Company’s proposed labeling revision for Skelaxin®, which includes references to additional clinical studies relating to food, age and gender effects, was approvable and only required certain formatting changes. On April 5, 2004, the Company submitted amended labeling text that incorporated those changes. On April 5, 2004, Mutual filed a petition for stay of action requesting the FDA to stay approval of the Company’s proposed labeling revision until the FDA has fully evaluated and ruled upon the Company’s Citizen Petition, as well as all comments submitted in response to that petition. The Company, CorePharma and Mutual filed responses and supplements to their pending Citizen Petitions and responses. On December 8, 2005, Mutual filed another supplement with the FDA in which it withdrew its prior petition for stay, supplement and opposition to the Company’s Citizen Petition. On November 24, 2006, the FDA approved the revision to the Skelaxin® labeling. On February 13, 2007, the Company filed another supplement to the Company’s Citizen Petition to reflect FDA approval of the revision to the Skelaxin® labeling. On May 2, 2007, Mutual filed comments in connection with the Company’s supplemental submission. These issues are pending. On July 27, 2007 and January 24, 2008, Mutual filed two other Citizen Petitions in which it seeks a determination that Skelaxin® labeling should be revised to reflect the data provided in its earlier submissions. These petitions were denied on July 18, 2008.

Net sales of Skelaxin® were $400,998 in 2009 and $90,917 in the first quarter of 2010. As of March 31, 2010, the Company had net intangible assets related to Skelaxin® of $19,979. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. The net sales of Skelaxin® will decline significantly as a result of generic competition, which will materially adversely affect the results of operations and cash flows, unless the Company is successful in its legal actions to remove generic competitors from the market. According to IMS America, Ltd. weekly prescription data, for the week ending April 23, 2010, generic competitors have garnered just over 80% of the prescriptions in the metaxalone market. For information regarding the Skelaxin® intangible assets, please see Note 7.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA seeking permission to market generic versions of Avinza® at the 30 mg, 45 mg, 60 mg and 120 mg dosages. U.S. Patent No. 6,066,339 (the “ ‘339 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008. Fact discovery is largely complete and the parties continue to await a hearing date for claim construction.

In November 2009, Actavis sent the Company and EPI a second Paragraph IV certification adding the 75 mg and 90 mg dosages. The Company and EPI initiated another suit against Actavis in New Jersey on December 15, 2009. On January 12, 2010, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. On February 23, 2010, this case was consolidated with the earlier-initiated suit.

Sandoz filed an ANDA with the FDA seeking permission to market generic versions of Avinza at the 30 mg and 120 mg dosages and provided the Company with a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent. The Company and EPI filed suit on July 21, 2009 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Sandoz provided the Company with an automatic stay of FDA approval of Sandoz’s ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than June 11, 2009. Sandoz subsequently sent the Company and EPI a second Paragraph IV certification adding the 45 mg, 60 mg, 75 mg and 90 mg dosages. The Company and EPI initiated another suit against Sandoz in New Jersey on September 1, 2009. On October 2, 2009, Sandoz answered the complaints and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on October 22, 2009. The two cases were consolidated on January 4, 2010. The parties are in the midst of fact discovery.

The Company intends to vigorously defend its rights under the ‘339 patent. Net sales of Avinza® were $131,148 in 2009 and $23,196 in the first quarter of 2010. As of March 31, 2010, the Company had net intangible assets related to Avinza® of $207,761. If a generic form of Avinza® enters the market or if the Company’s current estimates regarding future cash flows adversely change, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

EpiPen®

On November 11, 2008, the Company was granted U.S. Patent 7,449,012 (the “ ‘012 patent”) covering the next generation autoinjector (“NGA”) for use with epinephrine to be sold under the EpiPen® brand name. The ‘012 patent expires September 11, 2025. The ‘012 patent was listed in FDA’s Orange Book on July 17, 2009 under the EpiPen NDA. On July 21, 2009, the Company received a Paragraph IV certification from Teva Pharmaceutical Industries Ltd. (“Teva”) giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and challenging the validity and alleging non-infringement of the ‘012 patent. On August 28, 2009, the Company filed suit against Teva in the U.S. District Court for the District of Delaware to defend its rights under the ‘012 patent. On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Embeda®

On November 17, 2008, Alpharma filed a declaratory judgment action against Purdue Pharma L.P. (“Purdue”) in the U.S. District Court for the Western District of Virginia, seeking an order declaring that nine of Purdue’s patents are invalid and/or would not be infringed by the commercialization of Embeda®. The complaint was served on March 12, 2009, and on April 22, 2009 Purdue filed a motion requesting that the court dismiss the action for lack of subject matter jurisdiction or, alternatively, to transfer the action to the District of Connecticut. On July 9, 2009, the court denied Purdue’s motion to dismiss or transfer. On August 6, 2009, Purdue filed its answer and counterclaims, and filed a motion for an order certifying the court’s July 9 order for immediate appeal. On August 26, 2009, the court denied Purdue’s motion to certify for immediate appeal and issued an order scheduling certain discovery and hearing dates. On December 4, 2009, the Company was added as a plaintiff to the lawsuit. On December 23, 2009, Purdue delivered an unconditional and irrevocable covenant not to sue the Company (or any of its affiliates, subsidiaries, parents, divisions, successors and assigns) for infringement of eight of the nine patents in the suit. On that day, the parties also filed a Stipulation with the Court to dismiss the lawsuit with prejudice with respect to these eight patents. The only patent remaining in the case was U.S. Patent No. 6,696,088 (the “ ‘088 patent”). On February 4, 2010, after extensive briefing, the court held a claim construction hearing on the ‘088 patent and is expected to issue its claim construction ruling soon.

On February 9, 2010, the United States Patent & Trademark Office issued U.S. Patent No. 7,658,939 (“the ‘939 patent”) to Purdue. The ‘939 patent is a continuation of the ‘088 patent. On the same day, Purdue filed a patent infringement action against the Company in the U.S. District Court for the District of New Jersey, alleging infringement of the ‘939 patent by the commercialization of Embeda®. On February 10, 2010, the Company filed a motion in the U.S. District Court for the Western District of Virginia seeking leave to amend its complaint to add declaratory judgment counts of non-infringement and invalidity against the ‘939 patent.

On March 19, 2010, the Court in the Western District of Virginia granted the Company’s motion for leave to amend its complaint adding the ‘939 patent to the existing litigation. A trial date has been set for August 18, 2010, for both the ‘088 and the ‘939 patents. On April 2, 2010, Purdue’s action brought in the District of New Jersey was dismissed.

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

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court, except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to the state of New York Supreme Court in Erie County, New York state court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all NYC and county cases pending in the MDL Court. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases, and these cases were subsequently transferred to Erie County for coordination with the Erie County case. A hearing on these motions to dismiss occurred on March 15, 2010 and the Court has taken the motions under advisement. It is not anticipated that any trials involving the Company will be

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

set in any of these cases in 2010. On January 27, 2010, the MDL Court granted partial summary judgment for the plaintiffs in a case involving other pharmaceutical company defendants.

In January 2005, the State of Alabama filed a lawsuit in the Circuit Court for Montgomery County, Alabama against 79 defendants, including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court required an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. These defendants appealed their verdicts. On October 16, 2009, the Alabama Supreme Court reversed all of the verdicts against AstraZeneca, Novartis and SmithKline Beecham and rendered judgment in favor of these companies. Alabama filed a petition to rehear in the Alabama Supreme Court, which was denied in January 2010. A trial against Watson Pharmaceuticals, Inc. in June 2009 resulted in a deadlocked jury. In April 2009, the Court established various trial dates for all defendants. The Company is scheduled for trial in January 2011 but other scheduled cases have been continued or reset for later dates following the Supreme Court decision.

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

The Company’s wholly-owned subsidiary, King Research and Development, is a defendant in approximately 8 multi-plaintiff (approximately 26 plaintiffs) lawsuits involving the manufacture and sale of dexfenfluramine, fenfluramine and phentermine. These lawsuits have been filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), is one of many defendants, including manufacturers and other distributors of these drugs. Although Jones

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine purchased by Jones filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation.

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

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 22 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 1,000 plaintiffs, but most of those claims were voluntarily dismissed or dismissed for lack of product identification. The remaining 22 lawsuits were filed in Alabama, Arkansas, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in the U.S. District Court for the Eastern District of Arkansas, Western Division, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania state court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth/Pfizer/Upjohn. The trials against Pfizer/Wyeth have resulted in verdicts for and against Pfizer/Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer/Wyeth lost appeals in the Eighth Circuit from an adverse jury verdict in the federal multidistrict litigation court and in the Pennsylvania Court of Appeals. Pfizer/Upjohn has lost two jury verdicts. One of these verdicts was later reversed, and the other is being appealed. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alpharma Matters

The following matters relate to our Alpharma subsidiary and/or certain of its subsidiaries.

Department of Justice Investigation

As previously disclosed, Alpharma, acquired by the Company in December 2008, received a subpoena from the U.S. Department of Justice (“DOJ”) in February, 2007 in connection with its investigation of alleged improper sales and marketing practices related to the sale of the pain medicine Kadian®. The Company divested Alpharma’s Kadian® assets to Actavis LLC simultaneously with the closing of the acquisition of Alpharma.

In September 2009, the Company reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would resolve this investigation. The Company recorded a reserve of $42,500 in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma. Under the terms of the agreement in principle, the Company began accruing interest on October 1, 2009 at a rate of 3.125% per annum. During the first quarter of 2010, Alpharma entered into a definitive settlement agreement and paid $42,500 plus interest of $615 to the DOJ, of which $8,876 plus interest of $128 is related to certain states.

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

In addition to the potential for personal injury damages to the approximately 155 plaintiffs, the plaintiffs are asking for punitive damages and requesting that Alpharma be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by three plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division entered a jury verdict in favor of Alpharma. The plaintiffs appealed the verdict, challenging certain pretrial expert rulings; however, in May 2008, the Supreme Court of Arkansas denied plaintiffs’ challenges. In its ruling, the Supreme Court of Arkansas also overturned the trial court’s grant of summary judgment that had the effect of dismissing certain poultry company co-defendants from the case. The case was tried against the poultry company co-defendants in April and May 2009, resulting in a verdict for the defendants. In July 2009, the plaintiffs filed a notice of appeal of that verdict. It is expected that the appeal of the case will be heard in 2010. No additional cases have been set for trial. Subsequent cases may be tried against both the poultry companies and Alpharma together.

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,606 in 2009 and $7,176 in the first quarter of 2010.

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

In addition, Alpharma’s New York and Iowa cases are pending in the MDL Court discussed above. Mississippi and Texas cases against Alpharma were dismissed without prejudice. The Company expects the Florida case will be dismissed voluntarily.

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

10.	Accounting Developments

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (“QSPE”). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company’s adoption of this amendment did not have a material effect on its financial statements.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

years beginning after November 15, 2009. The Company’s adoption of this amendment did not have a material effect on its financial statements.

11.	Income Taxes

During the first quarter of 2010, the Company’s effective income tax rate was 75.3%. This rate varied from the statutory rate of 35% due primarily to losses on foreign subsidiaries with no tax benefit, stock compensation and state taxes.

During the first quarter of 2009, the Company’s effective income tax was a benefit of 36.1%. This rate is greater than the statutory rate of 35% due primarily to benefits from research credits, tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

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

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues and segment profit. Segment profits are defined as operating income (loss) before other expenses such as depreciation, amortization, restructuring charges and expenses associated with the acquisition of Alpharma. Additionally, segment profits do not include general corporate expenses, which are included in the “Corporate” line in the table below. Prior year results have been conformed to the current presentation.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated.

	Three Months Ended
	March 31,
	2010	2009

Total revenues:
Branded prescription pharmaceuticals	$241,541	$277,704
Animal Health	81,314	79,835
Meridian Auto-Injector	49,827	56,607
Royalties and other	8,644	16,147
Eliminations	(471)	(1,236)

Total revenues	$380,855	$429,057

Segment profit:
Branded prescription pharmaceuticals(1)	$63,177	$105,317
Animal Health(1)	17,463	33
Meridian Auto-Injector	23,841	26,885
Royalties and other	7,369	13,218
Corporate Costs	(26,848)	(33,125)
Acquisition related costs	—	(3,789)
Depreciation and amortization	(57,275)	(53,349)
Restructuring charges	(262)	(48,050)
Other income (expense)	(9,402)	(23,917)

Income (loss) before tax	$18,063	$(16,777)

(1)	The segment profit for branded prescription pharmaceuticals and Animal Health for the first quarter of 2009 includes additional costs of $1,015 and $20,509, respectively, related to the mark up of inventory upon acquisition of Alpharma, which the Company recognized as the related inventory was sold.

The following represents branded pharmaceutical revenues by the Company’s target markets:

	Three Months Ended
	March 31,
	2010	2009

Total revenues:
Neuroscience	$155,697	$157,101
Hospital	39,955	51,959
Legacy:
Cardiovascular/metabolic	28,150	44,968
Other	17,739	23,676

Consolidated branded prescription pharmaceutical revenues	$241,541	$277,704

13.	Restructuring Activities

First Quarter of 2009 Action

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents relating to the Company’s product Skelaxin®. In June 2009, the Court entered judgment against the Company. The Company has appealed the judgment, and intends to vigorously defend its interests. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. The Company’s sales of Skelaxin® will decline significantly as a result of generic competition. For additional information regarding Skelaxin® litigation, please see Note 9.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following the decision of the District Court, the Company’s senior management team conducted an extensive examination of the Company and developed a restructuring initiative. Based on an analysis of the Company’s strategic needs, this initiative included a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

The Company incurred restructuring charges of approximately $50,000 associated with this restructuring plan related to severance pay and other employee termination expenses. Almost all of the restructuring charges were cash expenditures and were substantially paid in the second quarter of 2009. The remaining severance pay and other employee termination costs are expected to be fully paid by the second quarter of 2010.

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

The Company has estimated total costs of $71,106 associated with this restructuring plan, $64,516 of which was included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of 250 employees. The restructuring plan also includes contract termination costs of $16,652 as a result of the acquisition. All employee termination costs are expected to be paid by the end of 2012. All contract termination costs are expected to be paid by the end of 2018.

Third Quarter of 2006 Action

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2010. As a result of these steps, the Company incurred restructuring charges totaling approximately $16,500, of which approximately $12,000 are associated with accelerated depreciation and approximately $4,500 are associated with employee termination costs. The employee termination costs are expected to be fully paid in the third quarter of 2010.

A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	March 31,
	2009	Impact	Payments	Costs	2010

Third quarter of 2009 action
Employee separation payments	$1,080	$51	$996	$—	$135
First quarter of 2009 action
Employee separation payments	314	18	283	—	49
Accelerated depreciation(1)	—	(45)	—	(45)	—
Fourth quarter of 2008 action
Employee separation payments	16,177	(95)	5,448	(353)	10,987
Contract termination	9,193	459	724	(252)	9,180
Other	182	(182)	—	—	—
Third quarter of 2006 action
Employee separation payments	1,185	11	15	11	1,170

	$28,131	$217	$7,466	$(639)	$21,521

(1)	Included in depreciation and amortization on the Condensed Consolidated Statements of Operations.

The restructuring charges in 2010 relate primarily to the branded prescription pharmaceutical segment.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock-Based Compensation

During the first quarter of 2010, the Company granted to certain employees 650,370 RSAs, 452,530 LPUs with a one-year performance cycle, 193,930 LPUs with a three-year performance cycle, 16,550 restricted stock units (“RSUs”), and 1,770,260 nonqualified stock options under its Incentive Plan.

The RSAs are grants of shares of common stock restricted from sale or transfer for three years from grant date.

The LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. LPUs with a one-year performance cycle, followed by a two-year restriction period, will be earned based on 2010 operating targets. LPUs with a three-year performance cycle will be earned based on market-related performance targets over the years 2010 through 2012. At the end of the applicable performance period, the number of shares of common stock awarded is either 0% or between 50% and 200% of a target number. The final performance percentage on which the number of shares of common stock issued is based, considering performance metrics established for the performance period, will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion.

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

15.	Guarantor Financial Statements

Each of the Company’s U.S. subsidiaries (the “Guarantor Subsidiaries”) guaranteed on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the Convertible Senior Notes.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2010					December 31, 2009
			Non					Non
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$201,115	$36,836	$233,812	$—	$471,763	$277,603	$30,779	$236,930	$—	$545,312
Investments in debt securities	27,127	—	—	—	27,127	29,258	—	—	—	29,258
Marketable securities	1,476	—	—	—	1,476	2,100	—	—	—	2,100
Accounts receivable, net	2,509	170,560	33,993	—	207,062	2,467	174,713	33,076	—	210,256
Inventories	42,451	114,626	33,956	(2,389)	188,644	43,834	111,242	28,642	(1,427)	182,291
Deferred income tax assets	29,735	49,207	254	—	79,196	30,828	52,597	250	—	83,675
Income tax receivable	19,369	(579)	(532)	—	18,258	17,983	(1,865)	(27)	—	16,091
Prepaid expenses and other current assets	14,608	33,809	1,486	—	49,903	14,972	44,384	1,504	—	60,860

Total current assets	338,390	404,459	302,969	(2,389)	1,043,429	419,045	411,850	300,375	(1,427)	1,129,843

Property, plant, and equipment, net	144,303	228,387	8,680	—	381,370	148,399	234,233	9,207	—	391,839
Intangible assets, net	—	721,270	33,991	—	755,261	—	759,583	34,556	—	794,139
Goodwill	—	467,613	—	—	467,613	—	467,613	—	—	467,613
Deferred income tax assets	(30,929)	287,155	602	—	256,828	(26,551)	290,104	609	—	264,162
Investments in debt securitiess	204,785	—	—	—	204,785	218,608	—	—	—	218,608
Other assets	36,481	22,763	340	—	59,584	32,368	23,795	333	—	56,496
Assets held for sale	—	5,890	—	—	5,890	—	5,890	—	—	5,890
Investments in subsidiaries	3,026,310	908,086	(109)	(3,934,287)	—	3,027,491	938,020	(88)	(3,965,423)	—

Total assets	$3,719,340	$3,045,623	$346,473	$(3,936,676)	$3,174,760	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,444	$50,315	$6,035	$—	$89,794	$27,377	$53,966	$5,349	$—	$86,692
Accrued expenses	18,631	216,702	9,520	—	244,853	31,541	279,662	9,789	—	320,992
Short-term debt	—	—	3,369	—	3,369	—	—	3,662	—	3,662
Current portion of long-term debt	—	—	—	—	—	85,550	—	—	—	85,550

Total current liabilities	52,075	267,017	18,924	—	338,016	144,468	333,628	18,800	—	496,896

Long-term debt	336,978	—	—	—	336,978	339,016	—	—	—	339,016
Other liabilities	66,601	47,499	14,138	—	128,238	59,884	48,579	14,908	—	123,371
Intercompany payable (receivable)	892,158	(927,927)	35,769	—	—	906,685	(932,193)	25,508	—	—

Total liabilities	1,347,812	(613,411)	68,831	—	803,232	1,450,053	(549,986)	59,216	—	959,283

Shareholders’ equity	2,371,528	3,659,034	277,642	(3,936,676)	2,371,528	2,369,307	3,681,074	285,776	(3,966,850)	2,369,307

Total liabilities and shareholders’ equity	$3,719,340	$3,045,623	$346,473	$(3,936,676)	$3,174,760	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2010					Three Months Ended March 31, 2009
			Non					Non
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$92,938	$356,794	$37,442	$(114,109)	$373,065	$95,149	$397,356	$30,477	$(108,683)	$414,299
Royalty revenue	—	7,790	—	—	7,790	—	14,758	—	—	14,758

Total revenues	92,938	364,584	37,442	(114,109)	380,855	95,149	412,114	30,477	(108,683)	429,057

Operating costs and expenses:
Cost of revenues	19,737	197,575	22,044	(112,302)	127,054	26,930	209,395	23,101	(108,487)	150,939
Selling, general and administrative	49,764	82,838	7,873	—	140,475	59,419	76,219	6,685	—	142,323
Research and development	2,184	24,714	1,426	—	28,324	1,609	24,327	1,320	—	27,256
Depreciation and amortization	6,174	50,200	901	—	57,275	4,857	47,946	546	—	53,349
Restructuring charges	2	260	—	—	262	13,504	34,546	—	—	48,050

Total operating costs and expenses	77,861	355,587	32,244	(112,302)	353,390	106,319	392,433	31,652	(108,487)	421,917

Operating income (loss)	15,077	8,997	5,198	(1,807)	27,465	(11,170)	19,681	(1,175)	(196)	7,140
Other income (expense):
Interest income	279	50	80	—	409	1,449	267	1,072	—	2,788
Interest expense	(7,701)	(988)	(47)	—	(8,736)	(22,066)	(961)	(76)	—	(23,103)
Loss on investments	(872)	—	—	—	(872)	(823)	—	—	—	(823)
Other, net	93	137	(433)	—	(203)	(441)	(99)	(2,239)	—	(2,779)
Equity in earnings (loss) of subsidiaries	4,461	2,760	(20)	(7,201)	—	12,618	7,810	(20)	(20,408)	—
Intercompany interest (expense) income	(2,093)	7,557	(5,464)	—	—	(1,391)	3,748	(2,357)	—	—

Total other (expense) income	(5,833)	9,516	(5,884)	(7,201)	(9,402)	(10,654)	10,765	(3,620)	(20,408)	(23,917)

Income (loss) before income taxes	9,244	18,513	(686)	(9,008)	18,063	(21,824)	30,446	(4,795)	(20,604)	(16,777)
Income tax expense (benefit)	4,775	7,871	948	—	13,594	(11,102)	5,984	(937)	—	(6,055)

Net income (loss)	$4,469	$10,642	$(1,634)	$(9,008)	$4,469	$(10,722)	$24,462	$(3,858)	$(20,604)	$(10,722)

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2010				Three Months Ended March 31, 2009
			Non				Non
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by (used in) operating activities	$18,877	$(12,301)	$(8,377)	$(1,801)	$(22,649)	$49,858	$(15,875)	$11,334

Cash flows from investing activities:
Transfers to restricted cash	(3)	—	—	(3)	(38)	(27)	—	(65)
Proceeds from maturities and sales of investments in debt securities	16,810	—	—	16,810	8,000	—	—	8,000
Purchases of property, plant and equipment	(4,344)	(3,361)	(88)	(7,793)	(4,681)	(2,099)	(112)	(6,892)
Proceeds from the sale of Kadian®	—	20,000	—	20,000	—	—	—	—
Proceeds from sale of property and equipment	—	73	—	73	—	—	—	—
Acquisition of Alpharma	—	—	—	—	(13,104)	(56,602)	—	(69,706)
Acquisition of Avinza®	—	—	—	—	(1)	—	—	(1)
Forward foreign exchange contracts	—	—	—	—	—	—	5,406	5,406
Purchases of intellectual property and product rights	—	(504)	—	(504)	—	(548)	—	(548)

Net cash provided by (used in) investing activities	12,463	16,208	(88)	28,583	(9,824)	(59,276)	5,294	(63,806)

Cash flows from financing activities:
Proceeds from exercise of stock options	742	—	—	742	36	—	—	36
Net (payments) proceeds related to stock-based award activity	(3,905)	—	—	(3,905)	(2,000)	—	—	(2,000)
Payments on debt	(92,261)	—	(293)	(92,554)	(48,022)	(385,227)	—	(433,249)
Debt issuance costs	—	—	—	—	(1,220)	—	—	(1,220)
Intercompany	(12,404)	2,150	10,254	—	(119,091)	116,338	2,753	—

Net cash (used in) provided by financing activities	(107,828)	2,150	9,961	(95,717)	(170,297)	(268,889)	2,753	(436,433)

Effect of exchange rate changes on cash	—	—	(4,614)	(4,614)	—	—	(14,514)	(14,514)

(Decrease) increase in cash and cash equivalents	(76,488)	6,057	(3,118)	(73,549)	(202,770)	(278,307)	(22,342)	(503,419)
Cash and cash equivalents, beginning of period	277,603	30,779	236,930	545,312	401,657	289,996	248,559	940,212

Cash and cash equivalents, end of period	$201,115	$36,836	$233,812	$471,763	$198,887	$11,689	$226,217	$436,793

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and operations. This discussion should be read in conjunction with the following: (a) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2009; and (b) our unaudited condensed consolidated financial statements and related notes which are included in this Quarterly Report on Form 10-Q. Please see the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and “Risk Factors” and “A Warning About Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements.

I.	OVERVIEW

Our Business

We are a vertically integrated pharmaceutical company that performs basic research and develops, manufactures, markets and sells branded prescription pharmaceutical products and animal health products. By “vertically integrated,” we mean that we have the following capabilities:

•	research and development

•	manufacturing

•	packaging

•	quality control and assurance

•	distribution

•	sales and marketing

•	business development

•	regulatory management

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

Our animal health products of our wholly-owned subsidiary Alpharma, LLC (“Alpharma”) are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our animal health products are sold primarily through the use of distributors and other third-party sales companies.

Recent Developments

Acurox® Tablets

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

On June 30, 2009, the FDA issued a Complete Response Letter regarding the New Drug Application (“NDA”) for Acurox® Tablets. The Complete Response Letter raises issues regarding the potential abuse deterrent benefits of Acurox®. In early September 2009, we and Acura met with the FDA to discuss the Complete Response Letter. The FDA, Acura and we agreed to submit the NDA to an FDA advisory committee to consider the evidence to support the potential abuse deterrent effects of Acurox® Tablets when compared to other currently marketed short-acting oxycodone opioid products. On April 22, 2010, the FDA held an advisory committee meeting to review the NDA related to Acurox®. The advisory committee voted that they did not have sufficient evidence to support the approval of the NDA for Acurox® Tablets for the treatment of moderate to severe pain. The addition of niacin to Acurox® was central to the deliberations. The advisory committee did not believe that the benefits of niacin outweighed the potential risks for a broad treatment population. The FDA is not bound by the advisory committee’s recommendation, but may take its advice into consideration when evaluating the NDA for Acurox® Tablets.

Acurox® Tablets (without niacin)

Acura and King plan to develop and submit an NDA for Acurox® (oxycodone HC1) Tablets (without niacin) intended to relieve moderate to severe pain and introduce limits and impediments to potential abuse via nasal snorting of crushed tablets and intravenous injection of dissolved tablets. At the April 22, 2010 advisory committee meeting, the FDA cited no concerns with the snorting and intravenous abuse limiting features of the current Acurox® Tablets formulation. The Companies expect to submit an NDA for Acurox® Tablets (without niacin) in early 2011.

Acura and King also plan to develop and submit NDA’s for two additional immediate release opioid analgesic products utilizing Acura’s proprietary Aversion® Technology; Vycavert® (hydrocodone bitartrate/acetaminophen) Tablets and Acuracet® (oxycodone HCl/acetaminophen) Tablets. Like Acurox® Tablets (without niacin) these additional product candidates are patent protected compositions comprising a mixture of active and inactive ingredients intended to relieve pain and introduce limits and impediments to nasal and intravenous abuse.

Department of Justice Investigation

As previously disclosed, Alpharma, acquired by us in December 2008, received a subpoena from the Department of Justice (“DOJ”) in February 2007 in connection with its investigation of alleged improper sales and marketing practices related to the sale of the pain medicine Kadian®. We divested Alpharma’s Kadian® assets to Actavis LLC simultaneously with the closing of the acquisition of Alpharma.

In September 2009, we reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would resolve this investigation. We recorded a reserve of $42.5 million in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma. During the first quarter of 2010, Alpharma entered into a definitive settlement agreement and paid $42.5 million plus interest of $0.6 million to DOJ, of which $8.9 million plus interest of $0.1 million is related to certain states.

Skelaxin®

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents related to Skelaxin®. In June 2009, the Court entered judgment against King. We have appealed the judgment and plan to vigorously defend our interests. Generic versions of Skelaxin® entered the market early in the second quarter of 2010, one of which is a generic product sold by CorePharma, LLC (“CorePharma”). Net sales of Skelaxin® will decline significantly as a result of generic competition. According to IMS America, Ltd. (“IMS”) weekly prescription data, for the week ending April 23, 2010, generic competitors have garnered just over 80% of the prescriptions in the metaxalone market. In January 2008, we entered into an agreement with CorePharma, granting CorePharma a license to launch an authorized generic version of Skelaxin® in December 2012, or earlier under certain conditions.

For additional information on the Skelaxin® litigation, please see Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Patient Protection and Affordable Care Act

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. We expect that the new legislation will increase Medicaid rebates paid by us in the future, primarily due to an increase in Medicaid rebate rates, changes to the calculation of Medicaid rebates for new formulations of existing products, and an expansion of Medicaid rebates to products supplied to enrollees of Medicaid managed care organizations. While the increase in Medicaid rebate rates and the changes to the calculation of Medicaid rebates for new formulations of existing products were effective on January 1, 2010 and are therefore reflected in the first quarter 2010 provision for rebates, the expansion of the Medicaid program to enrollees of Medicaid managed care organizations was not effective until March 23, 2010. Therefore, we anticipate an additional increase in Medicaid rebates in the second quarter of 2010. For the full year of 2010, we expect Medicaid rebates to increase by approximately $15.0 million as a result of the PPACA.

In addition, the PPACA will impose an annual fee on pharmaceutical manufacturers beginning in 2011. The fee will be payable no later than September 30 of each applicable year and will be allocated to pharmaceutical manufacturers based on relative market share.

II.	RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 and 2009

Revenues

The following table summarizes total revenues by operating segment:

	For the Three Months		Change
	Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(In thousands)

Total Revenues
Branded prescription pharmaceuticals	$241,541	$277,704	$(36,163)	(13.0)%
Animal Health	81,314	79,835	1,479	1.9
Meridian Auto-Injector	49,827	56,607	(6,780)	(12.0)
Royalties and other	8,173	14,911	(6,738)	(45.2)

Total revenues	$380,855	$429,057	$(48,202)	(11.2)%

The following table summarizes our deductions from gross revenues:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Gross Revenues	$470,145	$507,044
Commercial Rebates	15,929	15,459
Medicare Part D Rebates	3,765	2,539
Medicaid Rebates	10,940	11,623
Chargebacks	28,222	28,176
Returns	10,757	2,883
Trade Discounts/Other	19,677	17,307

Net Revenues	$380,855	$429,057

Gross revenues decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to market competition with several key products in the branded prescription pharmaceuticals segment discussed below, and decreases in revenues of the Meridian Auto-Injector and Royalties and other segments.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of Skelaxin®, Thrombin-JMI®, Flector® Patch, Avinza®, Embeda® and Levoxyl® are at or below normalized levels as of March 31, 2010. We estimate that wholesale and retail inventories of our products as of March 31, 2010 represent gross revenues of approximately $120.0 million to $130.0 million.

The following tables provide the activity and ending balances for our significant deductions from gross revenues:

Accrual for Rebates, including Administrative Fees (in thousands):

	2010	2009

Balance at January 1, net of prepaid amounts	$44,439	$58,129
Current provision related to sales made in current period	30,431	28,512
Current provision related to sales made in prior periods	203	1,109
Alpharma acquisition	(124)	1,772
Rebates paid	(29,580)	(34,482)

Balance at March 31, net of prepaid amounts	$45,369	$55,040

Rebates include commercial rebates and Medicaid and Medicare rebates.

Accrual for Returns (in thousands):

	2010	2009

Balance at January 1	$30,345	$33,471
Current provision	10,757	2,883
Actual returns	(9,729)	(4,646)

Ending balance at March 31	$31,373	$31,708

Accrual for Chargebacks (in thousands):

	2010	2009

Balance at January 1	$10,593	$9,965
Current provision	28,222	28,176
Actual chargebacks	(28,589)	(27,244)

Ending balance at March 31	$10,226	$10,897

Branded Prescription Pharmaceuticals

	For the Three Months		Change
	Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(In thousands)

Branded prescription pharmaceuticals revenue:
Skelaxin®	$90,917	$100,599	$(9,682)	(9.6)%
Thrombin-JMI®	36,932	47,339	(10,407)	(22.0)
Flector® Patch	33,532	16,776	16,756	99.9
Avinza®	23,196	38,980	(15,784)	(40.5)
Embeda®	9,075	—	9,075	—
Levoxyl®	15,355	19,572	(4,217)	(21.5)
Other	32,534	54,438	(21,904)	(40.2)

Total revenue	$241,541	$277,704	$(36,163)	(13.0)%

Skelaxin®

Net sales of Skelaxin® decreased in the first quarter of 2010 from the first quarter of 2009 primarily due to a decrease in prescriptions, partially offset by price increases taken in the second quarter of 2009 and the first quarter of 2010. Total prescriptions for Skelaxin® decreased approximately 24.9% in the first quarter of 2010 from the first quarter of 2009 according to IMS monthly prescription data primarily due to a decrease in promotional efforts. Following the January 2009 court order, we completed a restructuring initiative that reduced our promotional efforts with respect to Skelaxin®. For additional information regarding the restructuring initiative, please see “Skelaxin®” within the “Liquidity and Capital Resources” section below. As a result of generic competition, we expect net sales of Skelaxin® will decrease significantly in the last three quarters of 2010.

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to market competition. The first competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. We expect net sales of our Thrombin-JMI® product to decrease in 2010 as a result of competition.

Flector® Patch

Net sales of Flector® Patch increased in the first quarter of 2010 from the first quarter of 2009 primarily due to a significant reduction in wholesale inventory levels in the first quarter of 2009, and price increases taken in the second quarter of 2009 and the first quarter of 2010, partially offset by a decrease in prescriptions. Flector® Patch was part of the acquisition of Alpharma at the end of December 2008. At the time of acquisition, the wholesale inventory level of Flector® Patch exceeded our normal levels. During the first quarter of 2009, we reduced these inventories to a level consistent with our other promoted products. As a result, net sales of Flector® Patch were lower than prescription demand in the first quarter of 2009. Alpharma began selling the Flector® Patch in January 2008. Total prescriptions for Flector® Patch decreased approximately 3.3% in the first quarter of 2010 compared to the first quarter of 2009 according to IMS monthly prescription data.

Avinza®

Net sales of Avinza® decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease in prescriptions and an increase in wholesale inventory levels in the first quarter of 2009, partially offset by a price increase taken in the fourth quarter of 2009. Total prescriptions for Avinza® decreased approximately 26.8% in the first quarter of 2010 compared to the first quarter of 2009 according to IMS monthly prescription data. We expect net sales of Avinza® to decrease in 2010 compared to 2009.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Embeda®

In August 2009, the FDA approved Embeda® (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We began selling Embeda® in late September 2009, and we anticipate net sales of Embeda® will increase significantly in 2010. During the first quarter of 2010, we received approval of two patents on the product and listed these in the FDA’s Orange Book. These patents expire in June 2027.

On October 8, 2009, we received a warning letter from the FDA, Division of Drug Marketing, Advertising, and Communications (“DDMAC”) regarding certain materials used to announce the commercial launch of Embeda®. The letter indicated these materials were false or misleading because they omitted and minimized the risks associated with the use of Embeda®, failed to present the limitations to its approved indication, and presented misleading claims. We ceased the dissemination of these materials and took steps to conform other materials we currently utilize with Embeda® to the guidance set forth in the warning letter. On October 16, 2009, we responded to the warning letter, providing DDMAC with a list of materials that were discontinued and a comprehensive plan of action to appropriately disseminate corrective messages to those that received the original materials. We met with members of the FDA on December 22, 2009 to discuss the warning letter. On March 26, 2010, we issued a corrective press release to address the issues raised in the warning letter and DDMAC closed the case.

During January 2010, we submitted to DDMAC for pre-approval proposed revised marketing materials for Embeda®.

Levoxyl®

Net sales of Levoxyl® decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to increases in wholesale inventory levels in 2009 and a decrease in prescriptions. Total prescriptions for Levoxyl® decreased approximately 9.8% in the first quarter of 2010 compared to the first quarter of 2009 according to IMS monthly prescription data. We anticipate net sales for this product will decline in 2010 due to decreasing prescriptions.

Other

Our other branded prescription pharmaceutical products are not promoted through our sales force and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower net sales of Cytomel® and a decrease in prescriptions.

In April 2009, a third party entered the market with a generic substitute for Cytomel®. As a result of the entry of generic competition, net sales of Cytomel® declined in the first quarter of 2010 and we expect net sales of Cytomel® to continue to decline in the future. Net sales of Cytomel® were $5.3 million in the first quarter of 2010 and were $13.9 million in the first quarter of 2009.

As a result of generic competition for Cytomel® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in 2010.

Animal Health

Revenues of the Animal Health segment were consistent in the first quarter of 2010 compared to the first quarter of 2009.

Meridian Auto-Injector

Revenues from our Meridian Auto-Injector segment decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to lower unit sales of products sold to government entities.

Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Most of our EpiPen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Total prescriptions for EpiPen® in the United States increased approximately 6.5% in the first quarter of 2010 compared to the first quarter of 2009 according to IMS monthly prescription data.

Royalties and other

Revenues from royalties are derived primarily from payments we receive based on sales of Adenoscan®. We are not responsible for the marketing of this product.

On April 10, 2008, CV Therapeutics, Inc. and Astellas Pharma US, Inc. (“Astellas US”) announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that competes with Adenoscan®. Regadenoson has been commercialized by Astellas US. Astellas US is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas US. With the commercial launch of regadenoson, sales of Adenoscan and our royalty revenue have declined and may continue to decline. However, our agreements with Astellas US provide for minimum royalty revenue payments to us of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). Therefore, we will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, although the minimum guaranteed portion of the royalty payments would terminate upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®.

In October 2007, we entered into an agreement with Astellas US and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	For the Three Months		Change
	Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(In thousands)

Cost of revenues, exclusive of depreciation and amortization	$127,054	$150,939	$(23,885)	(15.8)%
Selling, general and administrative	140,475	142,323	(1,848)	(1.3)
Research and development	28,324	27,256	1,068	3.9
Depreciation and amortization	57,275	53,349	3,926	7.4
Restructuring charges	262	48,050	(47,788)	(99.5)

Total operating costs and expenses	$353,390	$421,917	$(68,527)	(16.2)%

Cost of Revenues

Cost of revenues decreased in the first quarter of 2010 versus the first quarter of 2009 primarily due to the decrease of a special item related to the acquisition of Alpharma, as described below, partially offset by costs associated with the addition of Embeda®, which we began selling in late September 2009, and an increase in the Skelaxin® royalty rate.

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

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on the accounting requirements for business combinations. As a result, we increased the carrying value of the Flector® Patch and Animal Health inventory by approximately $42.1 million. During the first quarter of 2009, the cost of revenues reflects a charge of $21.5 million related to the sale of this marked up inventory.

Selling, General and Administrative Expenses

	For the Three Months		Change
	Ended March 31,		2010 vs. 2009
	2010	2009	$	%
	(In thousands)

Selling, general and administrative	$140,475	$138,534	$1,941	1.4%
Acquisition related costs	—	3,789	(3,789)	(100.0)

Total selling, general and administrative	$140,475	$142,323	$(1,848)	(1.3)%

As a percentage of total revenues, total selling, general, and administrative expenses were 36.9% and 33.2% in the first quarter of 2010 and the first quarter of 2009, respectively.

Total selling, general and administrative expenses decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease in expenses resulting from the integration of Alpharma, a restructuring initiative related to Skelaxin®, and a reduction in special charges, partially offset by an increase in marketing due to the launch of Embeda®.

Alpharma was purchased on December 29, 2008. The integration of Alpharma was substantially completed by the end of the first quarter of 2009. During the first quarter of 2009, therefore, selling, general and administrative costs included costs associated with Alpharma corporate and pharmaceutical management division employees and related activities.

Following the January 2009 court order ruling invalid two patents relating to Skelaxin®, our senior management team conducted an extensive examination of our company and implemented a restructuring initiative. The initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We incurred a special charge in the first quarter of 2010 of $1.7 million related to a litigation settlement offer and a special charge of $3.8 million in the first quarter of 2009 for costs related to the acquisition and integration of Alpharma.

Research and Development Expense

Research and development represents expense associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses increased due to the timing of costs incurred on our current research and development projects. For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Depreciation and Amortization Expense

Depreciation and amortization expense increased in the first quarter of 2010 from the first quarter of 2009 primarily due to an increase in amortization expense associated with Skelaxin®.

Depreciation and amortization expense in the first quarter of 2009 includes special items of $1.0 million due to accelerated depreciation on certain assets.

In addition, certain generic companies have challenged the patent covering Avinza®. For additional information, please see Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” If a generic version of Avinza® enters the market or if our current estimates regarding future cash flows adversely change, we may have to write off a portion or all of the intangible assets associated with this product.

Other Operating Expenses

We incurred restructuring charges of $48.1 million in 2009 primarily due to our restructuring initiative related to Skelaxin®. For additional information on the first quarter 2009 restructuring event, please see Note 13, “Restructuring Activities.” in Part I, Item 1, “Financial Statements.”

Non-Operating Items

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Interest income	$409	$2,788
Interest expense	(8,736)	(23,103)
Loss on investment	(872)	(823)
Other, net	(203)	(2,779)

Total other income	(9,402)	(23,917)
Income tax expense (benefit)	13,594	(6,055)

Interest Income

Interest income decreased during the first quarter of 2010 compared to the first quarter of 2009 primarily due to a lower average balance of cash, cash equivalents and investments in debt securities in the first quarter of 2010 compared to the first quarter of 2009, and a decrease in interest rates. Cash and cash equivalents decreased in the first quarter of 2009 due to the payment of the Alpharma Convertible Senior Notes. In addition, redemptions of our auction rate securities of approximately $145.9 million during 2009 and the first quarter of 2010 were used to reduce long-term debt.

Interest Expense

Interest expense decreased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to a decrease in borrowings. Our December 29, 2008 acquisition of Alpharma was funded with available cash on hand, borrowings of $425.0 million under the Senior Secured Revolving Credit Facility, and borrowings of $200.0 million under a Senior Secured Term Facility. We made payments of $918.0 million related to long-term debt during 2009, which consisted of $200.0 million related to the Senior Secured Term Facility, $332.7 million related to the Senior Secured Revolving Credit Facility, and $385.2 million related to the Alpharma Convertible Senior Notes. In addition, during the first quarter of 2010, the remaining outstanding borrowings of $92.3 million under the Senior Secured Revolving Credit Facility were paid in full.

Special items affecting other income (expense) included the following:

•	The liability and equity components of the $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Convertible Senior Notes”) have been separately accounted for in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance. The debt component is being amortized through March 31, 2013, which is reflected as an increase in interest expense. Interest expense in the first quarter of 2010 and 2009 reflects non-cash interest of $4.7 million and $4.4 million, respectively, due to the accretion of the debt component of the Convertible Senior Notes.

•	A loss of $0.9 million and $0.8 million in the first quarter of 2010 and 2009, respectively, related to our investments in debt securities.

Income Tax Expense

During the first quarter of 2010, our effective income tax rate was 75.3%. This rate varied from the statutory rate of 35% due primarily to losses on foreign subsidiaries with no tax benefit, stock compensation and state taxes.

During the first quarter of 2009, our effective income tax rate was a benefit of 36.1%. This rate is greater than the statutory rate of 35% due primarily to benefits from research credits, tax-exempt interest income and domestic manufacturing deductions, which benefits were partially offset by state taxes.

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

We plan to enter into a new $500.0 million five-year Senior Secured Revolving Credit Facility in the second quarter of 2010 and terminate the existing $475.0 million Senior Secured Revolving Credit Facility entered into April 19, 2007 and amended December 5, 2008. In connection with the acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal under the Senior Secured Revolving Credit Facility which was fully paid by the end of the first quarter of 2010. The existing Senior Secured Revolving Credit Facility allows for borrowings of up to $150.0 million, as the commitment under this facility was reduced, in accordance with the terms of the facility, as we paid down the borrowings related to the Alpharma acquisition.

Investments in Debt Securities

As of March 31, 2010, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every seven, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of March 31, 2010, all our investments in auction rate securities, with a total par value of $264.1 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of May 3, 2010, we have received all scheduled interest payments associated with these securities.

We will be unable to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $260.3 million in par value of our investments in debt securities and the UBS put right discussed below, or 36.8% of the assets that we have measured at fair value, using unobservable inputs, which are classified as Level 3 measurements. For additional information regarding this, please see Note 3, “Fair Value Measurements,” in Part I, Item 1, “Financial Statements.”

As of March 31, 2010, there were cumulative unrealized holding losses of $25.5 million recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet associated with investments in debt securities with a par value of $223.0 million classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of March 31, 2010, we believed the decline was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

During the first quarter of 2010, we sold certain auction rate securities associated with student loans with a par value of $8.0 million for $7.4 million to the issuer and realized a loss of $0.6 million in the Condensed Consolidated Statements of Operations. We have not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statements of Operations.

During the fourth quarter of 2008, we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell to UBS at par value certain auction rate securities during the period from June 30, 2010 to July 2, 2012 (the “right”). At March 31, 2010 and December 31, 2009 we held auction rate securities related to this offer with a par value of $26.1 million and $32.5 million, respectively. We have elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in other income (expense) in the Condensed Consolidated Statements of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of March 31, 2010 and December 31, 2009, the fair value of the right to sell the auction rate securities to UBS at par was $2.4 million and $3.2 million, respectively. With respect to this right, we recognized an unrealized loss of $0.8 million during the first quarter of 2010 and an unrealized loss of $0.6 million during the first quarter of 2009 in other income (expense) in the Condensed Consolidated Statements of Operations.

In addition, during the fourth quarter of 2008, we reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of March 31, 2010 and December 31, 2009, the fair value of the investments in debt securities classified as trading was $23.4 million and $29.3 million, respectively. During the first quarter of 2010 and the first quarter of 2009, we recognized unrealized gains of $0.6 million and unrealized losses of $0.3 million, respectively, in other income (expense) in the Condensed Consolidated Statements of Operations.

As of March 31, 2010, we had unrealized holding gains of $1.8 million associated with a security that was previously impaired, as it was determined that the losses in previous periods were other-than-temporary.

As of March 31, 2010, we had approximately $264.1 million, in par value, invested in tax-exempt auction rate securities which consisted of $150.5 million associated with student loans backed by the Federal Family Education Loan Program (FFELP), $87.6 million associated with municipal bonds in which performance is supported by bond insurers and $26.0 million associated with student loans collateralized by loan pools which equal at least 200% of the bond issue.

As of March 31, 2010, we classified $27.1 million of auction rate securities as current assets and $204.8 million as long-term assets.

Skelaxin®

As previously disclosed, we are involved in multiple legal proceedings over patents relating to our product Skelaxin®. In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two of these patents. In June 2009, the Court entered judgment against us. We have appealed the judgment and intend to vigorously defend our interests. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. Net sales of Skelaxin® will decline significantly as a result of generic competition. For additional information regarding Skelaxin® litigation, please see Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements”.

Following the decision of the District Court in January 2009, we conducted an extensive examination of the company and developed a restructuring initiative. Based on an analysis of our strategic needs, this initiative included: a reduction in branded prescription pharmaceutical sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We incurred total restructuring costs of approximately $50.0 million, almost all of which was paid during the second quarter of 2009. These costs relate to severance pay and other employee termination expenses. For additional information, please see Note 13, “Restructuring Activities” in Part I, Item 1, “Financial Statements.”

Kadian®

In connection with the acquisition of Alpharma, we and Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission. The Consent Order required us to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C., (“Actavis LLC”). In accordance with the Consent Order, effective upon the acquisition of Alpharma, on December 29, 2008, we divested the Kadian® product to Actavis LLC. Actavis LLC is entitled to sell Kadian® as a branded or generic product. Prior to this divestiture, Actavis LLC supplied Kadian® to Alpharma.

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

None of the quarterly payments above, when combined with all prior payments made by Actavis LLC, can exceed the aggregate amount of gross profits from the sale of Kadian® in the United States by Actavis LLC and its affiliates for the period beginning on January 1, 2009 and ending on the last day of such calendar quarter. Any quarterly purchase price payment that is not paid by Actavis LLC due to the application of such provision will be carried forward to the next calendar quarter, increasing the maximum quarterly payment in the subsequent quarter. However, the cumulative purchase price payable by Actavis LLC will not exceed the lesser of (a) $127.5 million and (b) the gross profits from the sale of Kadian®, as determined by the agreement, in the United States by Actavis LLC and its affiliates for the period from January 1, 2009 through June 30, 2010. At the time of the divestiture, we recorded a receivable of $115.0 million reflecting the present value of the estimated future purchase price payments from Actavis LLC. There was no gain or loss recorded as a result of the divestiture. In accordance with the agreement, quarterly payments are received one quarter in arrears. During the first quarter of 2010, we received $20.0 million from Actavis LLC related to gross profit from sales during the fourth quarter of 2009.

Alpharma

As part of the integration of Alpharma, management developed a restructuring initiative to eliminate redundancies in operations created by the acquisition. This initiative included, based on an analysis of our strategic needs: a reduction in sales, marketing and other personnel; leveraging of staff; expense reductions and additional controls over spending; and reorganization of sales teams.

We estimated total costs of approximately $71.1 million associated with this restructuring plan, almost all of which are cash-related costs. All employee termination costs are expected to be paid by the second quarter of 2012. All contract termination costs are expected to be paid by the end of 2018. For additional information, please see Note 13, “Restructuring Activities,” in Part I, Item 1, “Financial Statements.”

During the first quarter of 2009, we paid $385.2 million to redeem the Convertible Senior Notes of Alpharma outstanding at the time of the acquisition and at December 31, 2008. For additional information, please see “Alpharma Convertible Senior Notes” in Note 8, “Long-Term Debt” in Part I, Item 1, “Financial Statements.”

Senior Secured Revolving Credit Facility

On April 19, 2007, we entered into a new $475.0 million five-year Senior Secured Revolving Credit Facility (“Revolving Credit Facility”), as amended on December 5, 2008. The Revolving Credit Facility matures in April 2012 or in September 2011 if the Convertible Senior Notes have not been refinanced.

In connection with the acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal amount under the Revolving Credit Facility.

During 2009 and the first quarter of 2010, we made payments of $332.7 million and $92.3 million, respectively, on the Revolving Credit Facility, $203.2 million in excess of the required amounts, which represented full payment of all borrowings under the Revolving Credit Facility. The average interest rate on borrowings under the Revolving Credit Facility was 5.3% in the first quarter of 2010. The availability under the Revolving Credit Facility was $150.0 million as of April 30, 2010. As of April 30, 2010, the remaining undrawn commitment amount under the Revolving Credit Facility totals approximately $146.9 million after giving effect to outstanding letters of credit totaling approximately $3.1 million.

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

As part of the transaction, we have agreed to pay Ligand an ongoing royalty through November 2017 and assume payment of Ligand’s royalty obligations to third parties. We paid Ligand a royalty of 15% of net sales of Avinza® until October 2008. Subsequent royalty payments to Ligand are based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200.0 million, then the royalty payment will be 10% of all net sales up to $250.0 million, plus 15% of net sales greater than $250.0 million.

Patient Protection and Affordable Care Act

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. We expect that the new legislation will increase Medicaid rebates paid by us in the future, primarily due to an increase in Medicaid rebate rates, changes to the calculation of Medicaid rebates for new formulations of existing products, and an expansion of Medicaid rebates to products supplied to enrollees of Medicaid managed care organizations. We anticipate higher Medicaid rebates in future periods. For the full year of 2010, we expect rebates to increase by approximately $15.0 million as a result of the PPACA.

In addition, the PPACA will impose an annual fee on pharmaceutical manufacturers beginning in 2011. The fee will be payable no later than September 30 of each applicable year and will be allocated to pharmaceutical manufacturers based on relative market share.

Other

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and certain other assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we increase intangible assets by the amount of the accrual. As of March 31, 2010, we have incurred a total of $12.7 million for these earn-out payments. The aggregate amount of these payments will not exceed $13.2 million.

In December 2005, we entered into a cross-license agreement with Mutual related to Skelaxin®. Under the terms of the agreement, each of the parties has granted the other a worldwide license to certain intellectual property, including patent rights and know-how, relating to metaxalone. As of January 1, 2006, we began paying royalties to Mutual on net sales of products containing metaxalone. This royalty increased in the fourth quarter of 2006 and the second quarter of 2009 due to the achievement of certain milestones. The royalty percentage we pay to Mutual is currently in the low-double-digit and could potentially increase by an additional 10% depending on the achievement of certain regulatory and commercial milestones in the future. In the event certain specified net sales levels are not achieved, the royalty could be reduced to a lower double-digit or single-digit rate. No increases in the royalty rate are presently anticipated. The royalty we pay to Mutual is in addition to the royalty we pay to Elan Corporation, plc on our current formulation of metaxalone, Skelaxin®.

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

Patent Challenges

Certain generic companies have challenged patents on Skelaxin®, Avinza® and EpiPen®. For additional information, please see Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.” Generic versions of Skelaxin® entered the market early in the second quarter of 2010. Net sales of Skelaxin® will decline significantly as a result of generic competition, which will materially adversely affect the results of operations and cash flows. If a generic version of Avinza® or EpiPen® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Net cash (used in) provided by operating activities	$(1,801)	$11,334

Our net cash from operations was lower in the first quarter of 2010 than in the first quarter of 2009 primarily due to a decrease in net sales of several key branded prescription pharmaceutical products and payment of $42.5 million to the DOJ. Please see the section above entitled “Results of Operations” for a discussion of net sales.

During the first quarter of 2010, we made a payment of $42.5 million, plus interest of $0.6 million, to the DOJ. For additional information related to the DOJ settlement, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

In addition, we made cash payments related to the Skelaxin® and Alpharma restructuring actions during the first quarter of 2009 and the first quarter of 2010 which reduced operating cash flows. For information regarding the restructuring actions, please see Note 13, “Restructuring Activities” in Part I, Item 1, “Financial Statements.”

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the three months ended March 31, 2010 and 2009:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Accounts receivable, net of allowance	$1,866	$16,726
Inventories	(7,663)	(20,345)
Prepaid expenses and other current assets	(9,873)	1,437
Accounts payable	5,469	(45,471)
Accrued expenses and other liabilities	(70,725)	(18,853)
Income taxes payable	(905)	(9,552)
Deferred revenue	(1,170)	(1,170)
Other assets	(4,614)	988
Deferred taxes	11,650	(5,135)

Total changes from operating assets and liabilities and deferred taxes	$(75,965)	$(81,375)

Investing Activities

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Net cash provided by (used in) investing activities	$28,583	$(63,806)

Our cash flows from investing activities for the first quarter of 2010 were primarily due to net sales of our investments in debt securities of $16.8 million, and proceeds related to the sale of Kadian® of $20.0 million, partially offset by capital expenditures of $7.8 million. Our cash flows from investing activities for the first quarter of 2009 were primarily due to payments associated with Alpharma employee stock-based awards in connection with our acquisition of Alpharma.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2010 of approximately $40.0 million to $50.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands)

Net cash used in financing activities	$(95,717)	$(436,433)

Our cash flows from financing activities for the first quarter of 2010 and the first quarter of 2009 are primarily related to payments on long-term debt. During the first quarter of 2010, we made payments of $92.3 million on the Revolving Credit Facility, which represented full payment of all outstanding borrowings. During the first quarter of 2009, we paid $385.2 million to redeem the Alpharma Convertible Senior Notes. In addition, we paid $32.1 million on the Senior Secured Revolving Credit Facility and $15.9 million on the Senior Secured Term Facility.

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

In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal. As of December 31, 2009, $92.3 million was outstanding under the Revolving Credit Facility. During the first quarter of 2010, all borrowings under the Revolving Credit Facility were fully paid. As of March 31, 2010, there were no outstanding borrowings under the Revolving Credit Facility and letters of credit totaled $3.1 million.

In connection with the borrowings, we incurred approximately $22.2 million of deferred financing costs that are being amortized ratably from the date of the borrowing through the maturity date.

As discussed above, we have repaid our borrowings under the Revolving Credit Facility. Should we undertake future borrowings we would have the right, without penalty (other than customary breakage costs), to prepay any borrowing under the Revolving Credit Facility and, subject to certain conditions, we could be required to make mandatory prepayments. For additional discussion regarding the Revolving Credit Facility, please see “Liquidity and Capital Resources — Senior Secured Revolving Credit Facility” above.

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

As of March 31, 2010, we were in compliance with these covenants.

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

The Revolving Credit Facility requires us to maintain hedging agreements that will fix the interest rates on 50% of our outstanding long-term debt for a period of not less than two years.

Impact of Inflation

We have experienced only moderate raw material and labor price increases in recent years. In general, the price increases we have passed along to our customers have offset inflationary pressures.

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, please see Note 10, “Accounting Developments,” in Part I, Item 1, “Financial Statements.”

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

The gross carrying amount and accumulated amortization as of March 31, 2010 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$290,133	$82,372	$207,761
Skelaxin®	288,049	268,070	19,979
Sonata®	61,961	61,961	—
Flector® Patch	130,000	14,773	115,227

Neuroscience	770,143	427,176	342,967

Synercid®	70,959	49,330	21,629
Other hospital	8,442	6,808	1,634

Hospital	79,401	56,138	23,263

Bicillin®	92,350	35,897	56,453
Other legacy products	324,035	281,966	42,069

Legacy products	416,385	317,863	98,522

Total Branded	1,265,929	801,177	464,752

Animal Health	169,923	12,041	157,882
Meridian Auto-Injector	184,206	51,789	132,417
Royalties and other	3,731	3,521	210

Total intangible assets	$1,623,789	$868,528	$755,261

The amounts for impairments and amortization expense for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$6,775	$—	$6,638
Skelaxin®	—	23,247	—	20,041
Flector® Patch	—	2,955	—	2,955

Neuroscience	—	32,977	—	29,634

Synercid®	—	1,442	—	1,484
Other hospital	—	76	—	76

Hospital	—	1,518	—	1,560

Bicillin®	—	925	—	925
Other legacy products	—	1,430	—	1,430

Legacy products	—	2,355	—	2,355

Total Branded	—	36,850	—	33,549

Animal Health	—	2,408	—	2,408
Meridian Auto-Injector	—	2,168	—	2,035
Royalties and other	—	11	—	186

Total	$—	$41,437	$—	$38,178

The remaining patent amortization period compared to the remaining amortization period for trademarks and product rights associated with significant products is as follows:

Remaining Life at March 31, 2010

Skelaxin®	3 months
Avinza®	7 years 8 months
Synercid®	3 years 9 months
Bicillin®	15 years 3 months
Flector® Patch	9 years 9 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks, Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

•	Investments in debt securities. Prior to the end of the first quarter of 2008, we undertook investments in debt securities. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every seven, 28 or 35 days. On February 11, 2008, we began to experience auction failures with respect to our investments in auction rate securities. All of our investments in auction rate securities have experienced multiple failed auctions. We will not be able to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we measure these investments using unobservable inputs.

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

Forward-looking statements in this report include, but are not limited to, those regarding:

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin®, Avinza® and EpiPen® patent challenges, litigation, and other legal proceedings described in this report;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza®, EpiPen® and Adenoscan®;

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Skelaxin®, Avinza®, Thrombin-JMI®, Flector® Patch, Embeda®, Levoxyl® and Cytomel®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources and our ability to enter into borrowing arrangements in the future;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the timing or outcomes of regulatory processes or the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities.

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

We are exposed to market risk for changes in the market values of some of our investments (“Investment Risk”), the effect of interest rate changes (“Interest Rate Risk”) and the effect of changes in foreign currency exchange rates (“Foreign Currency Exchange Rate Risk”). At March 31, 2010, we held derivative financial instruments associated with the Convertible Senior Notes. There have been no material changes in our exposure to these items since our disclosure under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, except that we fully repaid all borrowings under the Revolving Credit Facility in the first quarter of 2010, which carried a variable rate of interest.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9, “Commitments and Contingencies,” in Part I, Item 1, “Financial Statements.”

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 26, 2010. Please also see the additional risk factor below.

Net sales of Skelaxin® will decline significantly as the result of competition from generic products.

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two Skelaxin® patents. In June 2009, the Court entered judgment against the Company. The Company has appealed and intends to vigorously defend its interests. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. The Company’s net sales of Skelaxin® will decline significantly as a result of this generic competition.

Item 6.	Exhibits

Exhibit
Number		Description

10	.1*(1)	Form of Option Certificate and Nonstatutory Stock Option Agreement
10	.2*(1)	Form of Restricted Stock Certificate and Restricted Stock Grant Agreement
10	.3*(1)	Form of Long-Term Performance Unit Award Agreement — One-Year Performance Cycle
10	.4*(1)	Form of Long-Term Performance Unit Award Agreement — Three-Year Performance Cycle
10.5		Settlement Agreement, dated as of March 16, 2010, by and among the U.S. Department of Justice on behalf of the Office of Inspector General of the Department of Health and Human Services; the TRICARE Management Activity; the U.S. Office of Personnel Management; Alpharma Inc.; Alpharma Pharmaceuticals LLC; Debra Parks; and King Pharmaceuticals, Inc., as guarantor.
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Denotes management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to King’s Current Report on Form 8-K, dated March 23, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
President and Chief Executive Officer

Date: May 5, 2010

By:	/s/ Joseph Squicciarino
Joseph Squicciarino
Chief Financial Officer

Date: May 5, 2010