Form 10-Q
period 2010-06-30
KING PHARMACEUTICALS INC
filed 2010-08-09
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Number of shares outstanding of Registrant’s common stock as of August 4, 2010: 249,662,593

		Page

PART I — Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	57
Item 4.	Controls and Procedures	57

PART II — Other Information
Item 1.	Legal Proceedings	58
Item 1A.	Risk Factors	58
Item 6.	Exhibits	58
Signatures		59
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$573,062	$545,312
Investments in debt securities	16,346	29,258
Marketable securities	1,022	2,100
Accounts receivable, net of allowance of $3,338 and $3,401	209,585	210,256
Inventories	195,614	182,291
Deferred income tax assets	72,494	83,675
Income taxes receivable	13,341	16,091
Prepaid expenses and other current assets	29,323	60,860

Total current assets	1,110,787	1,129,843

Property, plant and equipment, net	377,298	391,839
Intangible assets, net	719,862	794,139
Goodwill	466,283	467,613
Deferred income tax assets	259,579	264,162
Investments in debt securities	169,777	218,608
Other assets (includes restricted cash of $15,905 and $15,900)	58,748	56,496
Assets held for sale	5,890	5,890

Total assets	$3,168,224	$3,328,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,176	$86,692
Accrued expenses	228,747	320,992
Short-term debt	3,506	3,662
Current portion of long-term debt	—	85,550

Total current liabilities	306,429	496,896

Long-term debt	341,735	339,016
Other liabilities	126,604	123,371

Total liabilities	774,768	959,283

Commitments and contingencies (Note 9)
Shareholders’ equity	2,393,456	2,369,307

Total liabilities and shareholders’ equity	$3,168,224	$3,328,590

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues:
Net sales	$332,853	$430,299	$705,931	$844,631
Royalties	38,050	14,689	45,827	29,414

Total revenues	370,903	444,988	751,758	874,045

Operating costs and expenses:
Cost of revenues, exclusive of depreciation and amortization shown below	119,027	156,093	246,081	307,032

Selling, general and administrative	131,829	120,631	272,304	259,165
Acquisition related costs	—	2,944	—	6,733

Total selling, general and administrative expense	131,829	123,575	272,304	265,898

Research and development	33,174	21,202	61,498	48,458
Depreciation and amortization	53,903	52,862	111,178	106,211
Restructuring charges (Note 13)	4,852	1,475	5,114	49,525

Total operating costs and expenses	342,785	355,207	696,175	777,124

Operating income	28,118	89,781	55,583	96,921

Other income (expense):
Interest income	487	1,506	896	4,294
Interest expense	(7,479)	(27,592)	(16,215)	(50,695)
Gain on Kadian® (Note 6)	12,500	—	12,500	—
Gain (loss) on investments	249	(524)	(623)	(1,347)
Loss on early extinguishment of debt	(2,252)	—	(2,252)	—
Other, net	(1,753)	4,112	(1,956)	1,333

Total other income (expense)	1,752	(22,498)	(7,650)	(46,415)

Income before income taxes	29,870	67,283	47,933	50,506
Income tax expense	11,882	29,348	25,476	23,293

Net income	$17,988	$37,935	$22,457	$27,213

Net income per common share:
Basic net income per common share	$0.07	$0.16	$0.09	$0.11

Diluted net income per common share	$0.07	$0.15	$0.09	$0.11

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2008	246,487,232	$1,391,065	$871,021	$(28,287)	$2,233,799
Adoption of new accounting standard, net of taxes of $396 (Note 3)	—	—	646	(646)	—
Comprehensive income:
Net income	—	—	27,213	—	27,213
Reclassification of unrealized losses on investments in debt securities, net of taxes of $542	—	—	—	885	885
Net unrealized gain on marketable securities, net of taxes of $345	—	—	—	563	563
Net unrealized loss on interest rate swap, net of taxes of $88	—	—	—	(144)	(144)
Net unrealized gain on investments in debt securities, net of taxes of $2,518	—	—	—	4,108	4,108
Foreign currency translation	—	—	—	(235)	(235)

Total comprehensive income					32,390
Stock-based award activity	1,642,536	13,641	—	—	13,641

Balance at June 30, 2009	248,129,768	$1,404,706	$898,880	$(23,756)	$2,279,830

Balance at December 31, 2009	248,444,711	$1,421,489	$963,620	$(15,802)	$2,369,307
Comprehensive income:
Net income	—	—	22,457	—	22,457
Reclassification of unrealized losses on investments in debt securities, net of taxes of $268	—	—	—	428	428
Net unrealized loss on marketable securities, net of taxes of $305	—	—	—	(773)	(773)
Net unrealized gain on investments in debt securities, net of taxes of $1,798	—	—	—	2,875	2,875
Foreign currency translation	—	—	—	(12,882)	(12,882)

Total comprehensive income					12,105
Stock-based award activity	1,219,802	12,044	—	—	12,044

Balance at June 30, 2010	249,664,513	$1,433,533	$986,077	$(26,154)	$2,393,456

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows provided by operating activities	$48,875	$117,566

Cash flows from investing activities:
Transfers to restricted cash	(5)	(55)
Proceeds from maturities and sales of investments in debt securities	67,860	32,223
Purchases of property, plant and equipment	(17,299)	(18,832)
Proceeds from sale of property and equipment	235	—
Proceeds from sale of Kadian®	40,000	34,800
Acquisition of Alpharma	—	(70,374)
Forward foreign exchange contracts	—	(3,117)
Purchases of intellectual property and product rights	(1,280)	(1,207)

Net cash provided by (used in) investing activities	89,511	(26,562)

Cash flows from financing activities:
Proceeds from exercise of stock options	963	1,286
Net payments related to stock-based award activity	(4,979)	(3,123)
Payments on debt	(92,417)	(585,227)
Debt issuance costs	(4,315)	(1,313)

Net cash used in financing activities	(100,748)	(588,377)

Effect of exchange rate changes on cash	(9,888)	(647)

Increase (decrease) in cash and cash equivalents	27,750	(498,020)
Cash and cash equivalents, beginning of period	545,312	940,212

Cash and cash equivalents, end of period	$573,062	$442,192

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010 and 2009
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited Condensed Consolidated Financial Statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The year-end Condensed Consolidated Balance Sheet included in this Form 10-Q was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

These unaudited Condensed Consolidated Financial Statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from the prior Condensed Consolidated Financial Statements have been reclassified to conform to the presentation adopted in 2010.

2.	Earnings Per Share

Basic and diluted income per common share were determined using the following share data:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Basic net income per common share:
Weighted average common shares	245,786,855	244,693,041	245,496,207	244,290,940

Diluted net income per common share:
Weighted average common shares	245,786,855	244,693,041	245,496,207	244,290,940
Effect of stock options	263,519	20,242	463,708	12,709
Effect of dilutive share awards	3,324,536	2,493,266	3,660,933	2,618,332

Weighted average common shares	249,374,910	247,206,549	249,620,848	246,921,981

For the three months ended June 30, 2010, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share, included options to purchase 5,525,900 shares of common stock, 795,260 restricted stock awards (“RSAs”) and 878,690 long-term performance units (“LPUs”). For the six months ended June 30, 2010, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share, included options to purchase 4,359,163 shares of common stock, 448,807 RSAs and 492,449 LPUs. For the three months ended June 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share, included options to purchase 7,902,942 shares of common stock, 286,368 RSAs and 371,840 LPUs. For the six months ended June 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share included options to purchase 7,029,986 shares of common stock, 303,948 RSAs and 262,723 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026, the “Convertible Senior Notes”, could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculations of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

diluted income per common share because the conversion price of the notes was greater than the average market price of the Company’s common stock during the three and six months ended June 30, 2009 and 2010.

3.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents consisted of institutional money market funds. There were no cumulative unrealized holding gains or losses associated with these money market funds as of June 30, 2010 and December 31, 2009.

Derivatives.  During 2009, the Company had forward foreign exchange contracts outstanding on certain non-U.S. cash balances. The forward exchange contracts were not designated as hedges. The Company recorded these contracts at fair value and changes in fair value were recognized in current earnings. All foreign exchange contracts expired during 2009.

The terms of certain credit agreements required the Company to maintain hedging agreements that fix the interest rates on 50% of the Company’s total outstanding long-term debt. Accordingly, in March 2009 the Company entered into an interest rate swap agreement with an aggregate notional amount of $112,500, which was scheduled to expire in March 2011. The interest rate swap was designated as a cash flow hedge and was being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. As a result of the reduction of its variable rate long-term debt beginning in the third quarter of 2009, more than 50% of the Company’s outstanding long-term debt was at fixed rates and therefore an interest rate swap was no longer required. The Company terminated the interest rate swap in the third quarter of 2009.

The following tables summarize the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009:

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
		Gain or (Loss)			Gain or (Loss)
	Gain or (Loss)	Reclassified from			Reclassified from
	in Other	Accumulated		Gain or (Loss)	Accumulated
	Comprehensive	Other		in Other	Other
	Income	Comprehensive	Gain or (Loss)	Comprehensive	Comprehensive	Gain or (Loss)
	on	Income into	Recorded	Income on	Income into	Recorded
	Derivative	Income	in Income	Derivative	Income	in Income
Derivatives in Cash Flow	(Effective	(Effective	(Ineffective	(Effective	(Effective	(Ineffective
Hedging Relationships	Portion)	Portion)	Portion)	Portion)	Portion)	Portion)

Interest rate swap	$299	$—	$—	$(232)	$—	$—

		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Derivatives not Designated as		Gain or (Loss) Recognized	Gain or (Loss) Recognized
Hedging Instruments		in Income on Derivative	in Income on Derivative

Foreign currency contracts	Other Income	$(8,523)	$429

Marketable Securities.  As of June 30, 2010 and December 31, 2009, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $511. The cumulative unrealized holding gain in this investment was $511 and $1,589, respectively, as of June 30, 2010 and December 31, 2009.

Investments in Debt Securities.  The Company undertook investments in auction rate securities prior to the end of the first quarter of 2008. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every 7, 28 or 35 days. On February 11, 2008, the Company began to experience auction failures with respect to its investments in auction rate securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The Company will not be able to liquidate these securities until a successful

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process.

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

As of June 30, 2010 and December 31, 2009, the par value of the Company’s investments in debt securities was $213,025 and $281,525, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

Excluding the municipal bond discussed below, as of June 30, 2010, there were cumulative unrealized holding losses of $21,195 recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet associated with investments in debt securities with a par value of $179,825, which were classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than 12 months. As of June 30, 2010, the Company believed the decline associated with the underlying securities was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

As of April 1, 2009, the Company adopted a new statement of the Financial Accounting Standards Board (“FASB”) that provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. During the fourth quarter of 2008, the Company recognized unrealized losses of $6,832 in other (expense) income for a municipal bond with a par value of $15,000 for which the holding losses were determined to be other-than-temporary. The Company determined that $1,042 (or $646 net-of-tax) of this previously recognized loss was non-credit related. Upon the adoption of this statement, the Company was required to reclassify this non-credit related loss from retained earnings to accumulated other comprehensive income (loss). As of June 30, 2010, there were cumulative unrealized holding gains of $1,936 associated with this security recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet. For the three and six months ended June 30, 2010, no other-than-temporary impairment losses associated with available for sale investments in debt securities were recognized.

During the first quarter of 2010, the Company sold certain auction rate securities associated with student loans with a par value of $8,000 for $7,360 to the issuer and realized a loss of $640 in the Condensed Consolidated Statements of Operations. During the second quarter of 2009, the Company sold certain auction rate securities associated with student loans with a par value of $20,350 for $18,923 to the issuer and realized a loss of $1,427 in the Condensed Consolidated Statements of Operations. The Company has not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statements of Operations.

During the fourth quarter of 2008, the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell to UBS at par value certain auction rate securities during the period from June 30, 2010 to July 2, 2012 (the “right”). During the second quarter of 2010, the Company notified UBS of its intent to sell the auction rate securities related to this offer. At June 30, 2010 and December 31, 2009, the Company held auction rate securities related to this offer with a par value of $18,200 and $32,500, respectively. The Company has elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in Other income (expense) in the Condensed Consolidated Statements of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair value of the auction rate security and counterparty risk. As of June 30, 2010 and December 31, 2009, the fair value of the right to sell the auction rate securities to UBS at par was $1,854 and $3,226, respectively. With respect to this right, the Company recognized unrealized losses of $571 and $1,372 during the second quarter and first six months of 2010, respectively, and an unrealized gain of $108 and an unrealized loss of $457 during the second quarter and first six months of 2009, respectively, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

In addition, during the fourth quarter of 2008, the Company reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of June 30, 2010 and December 31, 2009, the fair value of the investments in debt securities classified as trading was $16,346 and $29,258, respectively. The Company recognized unrealized gains related to these securities of $819 and $1,388 during the second quarter and first six months of 2010, respectively, and $795 and $537 during the second quarter and first six months of 2009, respectively, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

During July 2010, the Company sold the auction rate securities that were included in the UBS right for par value of $18,200, recognizing no gain or loss on the exercise of the right and the sale of the securities.

As of June 30, 2010, the Company had classified $16,346 of its auction rate securities as current assets and $169,777 as long-term assets.

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at June 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	06/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$561,347	$561,347	$—	$—
U.S. Government Securities	4,136	4,136	—	—
Marketable Securities	1,022	1,022	—	—
Investments in Debt Securities	186,123	—	—	186,123
Right to Sell Debt Securities	1,854	—	—	1,854

Total Assets	$754,482	$566,505	$—	$187,977

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$518,950	$518,950	$—	$—
U.S. Government Securities	4,138	4,138	—	—
Marketable Securities	2,100	2,100	—	—
Investments in Debt Securities	247,866	—	—	247,866
Right to Sell Debt Securities	3,226	—	—	3,226

Total Assets	$776,280	$525,188	$—	$251,092

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of the valuation date.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. As of June 30, 2010, the Company assumed a weighted average discount rate of 4.7% and expected terms which are generally less than five years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near risk-free to risk-free assets. The expected term is based on the Company’s estimate of future liquidity as of June 30, 2010. Transfers out of Level 3 classification occur only when public call notices have been announced by the issuer prior to the date of the valuation.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2010	2009

Beginning balance, January 1	$251,092	$361,913
Total gains (losses) (realized/unrealized)
Included in earnings	(872)	(823)
Included in other comprehensive income (loss)	927	(4,300)
Settlements	(16,810)	(8,000)
Transfers into (out of) Level 3	(3,750)	1,700

Ending balance, March 31	$230,587	$350,490

Total gains (losses) (realized/unrealized)
Included in earnings	249	(524)
Included in other comprehensive income (loss)	4,441	13,781
Settlements	(51,050)	(25,650)
Transfers into (out of) Level 3	3,750	700

Ending balance, June 30	$187,977	$338,797

4.	Inventories

Inventories consist of the following:

	June 30,	December 31,
	2010	2009

Raw materials	$65,193	$62,054
Work-in-process	37,147	29,979
Finished goods (including $1,920 and $3,908 of sample inventory, respectively)	136,538	126,705

	238,878	218,738
Inventory valuation allowance	(43,264)	(36,447)

Total inventories	$195,614	$182,291

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property, Plant and Equipment

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

6.	Acquisitions, Dispositions, Co-Promotions and Alliances

Kadian®

On December 29, 2008, the Company completed its acquisition of Alpharma. In connection with the acquisition of Alpharma, the Company and Alpharma executed a consent order (the “Consent Order”) with the U.S. Federal Trade Commission (“FTC”). The Consent Order required the Company to divest the assets related to Alpharma’s branded oral long-acting opioid analgesic drug Kadian® to Actavis Elizabeth, L.L.C. (“Actavis LLC”). In accordance with the Consent Order, effective upon the acquisition of Alpharma on December 29, 2008, the Company divested the Kadian® product to Actavis LLC. Actavis LLC is entitled to sell Kadian® as a branded or generic product. Prior to the divestiture, Actavis LLC supplied Kadian® to Alpharma.

Actavis LLC paid a purchase price of $127,500 in cash based on the achievement of certain Kadian® quarterly gross profit-related milestones for the period beginning January 1, 2009 and ending June 30, 2010. The purchase price payment associated with each calendar quarter is as follows:

Purchase
Price Payment

First Quarter 2009	$30,000
Second Quarter 2009	$25,000
Third Quarter 2009	$25,000
Fourth Quarter 2009	$20,000
First Quarter 2010	$20,000
Second Quarter 2010	$7,500

The Company recorded a receivable of $115,000 at the time of the divestiture, reflecting the present value of the estimated future purchase price payments from Actavis LLC. The Company recorded a gain of $12,500 in the second quarter of 2010 as a result of the divestiture. In accordance with the agreement, quarterly payments are received one quarter in arrears. During the second quarter and first six months of 2010, the Company received $20,000 and $40,000, respectively, from Actavis LLC related to gross profit from sales during the fourth quarter of 2009 and the first quarter of 2010. In July 2010, the Company received the final payment of $7,500.

Skelaxin® Authorized Generic

In January 2008, the Company entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® under certain conditions. In accordance with this agreement, the Company receives a fee based on CorePharma’s gross profit, as defined by the agreement, of the authorized generic product. During the second quarter of 2010, the Company recognized revenue of $25,624

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the gross profit of the CorePharma Skelaxin® authorized generic which is recorded in royalties. In addition, the Company sells the related active pharmaceutical ingredient to CorePharma for their manufacture of the authorized generic.

7.	Intangible Assets and Goodwill

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount and accumulated amortization is as follows:

	June 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Branded prescription pharmaceuticals	$1,266,163	$834,766	$1,264,250	$764,327
Alpharma Animal Health	169,945	14,446	170,000	9,633
Meridian Auto-Injector	186,764	53,997	183,249	49,621
Royalties and other	3,731	3,532	3,731	3,510

Total intangible assets	$1,626,603	$906,741	$1,621,230	$827,091

Amortization expense for the three months ended June 30, 2010 and 2009 was $38,213 and $38,149, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was $79,650 and $76,327, respectively.

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two Skelaxin® patents. In June 2009, the Court entered judgment against the Company. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. The Company’s sales of Skelaxin® have declined significantly and will continue to decline as a result of generic competition. Net sales of Skelaxin® were $400,998 in 2009 and $5,319 and $96,236, respectively, in the three and six months ended June 30, 2010. According to IMS America, Ltd. weekly prescription data, for the week ending July 23, 2010, generic competitors have garnered approximately 90% of the prescriptions in the metaxalone market. The intangible assets associated with Skelaxin® were fully amortized in the second quarter of 2010. The amortization expense associated with Skelaxin® in the second quarter and first six months of 2010 was $19,979 and $43,226, respectively.

For additional information regarding Skelaxin® litigation, please see Note 9.

Goodwill at June 30, 2010 and December 31, 2009 is as follows:

	Branded	Animal Health	Meridian
	Segment	Segment	Segment	Total

Goodwill at December 31, 2009	$267,024	$92,179	$108,410	$467,613
Adjustment to Alpharma acquisition	—	(1,330)	—	(1,330)

Goodwill at June 30, 2010	$267,024	$90,849	$108,410	$466,283

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Long-Term Debt

Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009

Convertible senior notes	$341,735	$332,305
Senior secured revolving credit facility	—	92,261

Total long-term debt	341,735	424,566
Less current portion	—	85,550

Long-term portion	$341,735	$339,016

Convertible Senior Notes

At June 30, 2010, the Company has $400,000 of Convertible Senior Notes outstanding. The liability and equity components of the Convertible Senior Notes have been separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance. The debt component is being amortized through March 31, 2013.

A summary of the gross carrying amount, unamortized debt cost and the net carrying amount of the liability component is as follows:

	June 30,	December 31,
	2010	2009

Gross carrying amount	$400,000	$400,000
Unamortized debt discount	58,265	67,695

Net carrying amount	$341,735	$332,305

Senior Secured Revolving Credit Facility

On May 11, 2010, the Company entered into a new $500,000 five-year Senior Secured Revolving Credit Facility (“2010 Revolving Credit Facility”) with Credit Suisse AG, as Administrative Agent (the “Administrative Agent”) and terminated the existing $475,000 Senior Secured Revolving Credit Facility (“2008 Revolving Credit Facility”) entered into April 19, 2007 and amended December 5, 2008, which was scheduled to mature in April 2012. The 2010 Revolving Credit Facility provides the Company with aggregate revolving credit commitments of $500,000, with a $50,000 sublimit for the issuance of letters of credit. The 2010 Revolving Credit Agreement also provides for an incremental term loan facility in an aggregate amount of up to $500,000. The 2010 Revolving Credit Facility matures on May 11, 2015.

The undrawn commitment amount under the 2010 Revolving Credit Facility on June 30, 2010 totals $496,291 after giving effect to letters of credit totaling $3,709.

Prior to the termination of the 2008 Revolving Credit Facility, the Company made payments of $92,261 on this facility in the first quarter of 2010, which represented full payment on all outstanding borrowings under the facility. During the three and six months ended June 30, 2009, the Company made payments of $102,092 and $134,185, respectively, on the 2008 Revolving Credit Facility.

In connection with the establishment of the 2010 Revolving Credit Facility, the Company incurred approximately $4,615 of new deferred financing costs. During the second quarter of 2010, the Company expensed $2,252 of the $4,287 of deferred financing costs that remained outstanding at the time of the termination of the 2008 Revolving Credit Facility. Therefore, deferred financing costs associated with the 2010 Revolving Credit Facility total $6,651 and are being amortized over five years.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s borrowings under the 2010 Revolving Credit Facility will bear interest at annual rates that, at the Company’s option, will be either:

•	a base rate generally defined as the sum of (i) the greatest of (a) the prime rate of the Administrative Agent, (b) the federal funds effective rate plus 0.5% and (c) the one-month adjusted LIBO rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) plus 1.0% and (ii) an applicable percentage of 1.50%, 1.75% or 2.00%, depending on the Company’s corporate credit rating; or

•	an adjusted LIBO rate generally defined as the sum of (i) the product of (a) the LIBO rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) in effect for the relevant interest period and (b) a fraction, the numerator of which is one and the denominator of which is one minus certain maximum statutory reserves for eurocurrency liabilities and (ii) an applicable percentage of 2.50%, 2.75% or 3.00%, depending on the Company’s corporate credit rating.

If the Company makes any borrowings under the incremental term loan facility, those borrowings will bear interest at annual rates established at the time of the borrowings.

The Company is required to pay an unused commitment fee on the difference between committed amounts and amounts actually borrowed under the 2010 Revolving Credit Facility equal to an applicable percentage of 0.375% or 0.5% per annum, depending on the Company’s corporate credit rating. The Company is required to pay a letter of credit participation fee based upon the aggregate face amount of outstanding letters of credit equal to an applicable percentage of 2.5%, 2.75% or 3.0% per annum, depending on the Company’s corporate credit rating.

The 2010 Revolving Credit Facility contains customary representations and warranties and affirmative covenants. The 2010 Revolving Credit Facility also contains certain covenants that restrict, among other things, the ability of the Company and its subsidiaries to incur additional indebtedness, permit certain liens to exist on its respective assets, enter into sale and leaseback transactions, make investments, loans and advances, undertake acquisitions, mergers and consolidations, sell assets, make dividend and other restricted payments, enter into transactions with affiliates, prepay, redeem or repurchase other indebtedness and make capital expenditures, in each case, subject to certain exceptions.

The 2010 Revolving Credit Facility also requires the Company to meet the following financial tests:

•	maintenance of a minimum consolidated EBITDA to consolidated interest expense ratio for periods of four consecutive fiscal quarters of 3.50 to 1; and

•	maintenance of a maximum total funded debt to consolidated EBITDA ratio of 3.0 to 1.

The 2010 Revolving Credit Facility also contains customary events of default, including events of default based on failures to make payments as and when required under the 2010 Revolving Credit Facility, breaches of representations, warranties and covenants, defaults under certain other material indebtedness, the occurrence of certain bankruptcy and insolvency events related to the Company and certain of its subsidiaries, the levy of judgments in excess of specified amounts, the occurrence of certain ERISA events, certain impairments to the guarantees of the Company’s obligations under the credit facility, certain impairments of the security interests granted by the Company and the subsidiary guarantors in connection with the 2010 Revolving Credit Facility and a change in control.

The Company’s obligations under the 2010 Revolving Credit Facility are guaranteed by each of the Company’s domestic subsidiaries and secured by pledges by the Company of certain of its assets, including equity interests in certain of the Company’s subsidiaries and intellectual property.

Senior Secured Term Facility

In connection with the acquisition of Alpharma on December 29, 2008, the Company entered into a $200,000 Senior Secured Term Facility with a maturity date of December 28, 2012. The Company borrowed $200,000 under

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Senior Secured Term Facility and received proceeds of $192,000, net of the discount at issuance. During the three and six months ended June 30, 2009, the Company made payments of $49,886 and $65,815, respectively, on its Senior Secured Term Facility. During the fourth quarter of 2009, the Company completed its repayment obligations under the facility.

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

Intellectual Property Matters

Skelaxin®

Eon Labs, Inc. (“Eon Labs”), CorePharma and Mutual Pharmaceutical Company, Inc. (“Mutual”) each filed an Abbreviated New Drug Application (“ANDA”) with the U.S. Food and Drug Administration (“FDA”) seeking permission to market a generic version of Skelaxin® 400 mg tablets. Additionally, Eon Labs’ ANDA seeks permission to market a generic version of Skelaxin® 800 mg tablets. United States Patent Nos. 6,407,128 (the ‘‘ ‘128 patent”) and 6,683,102 (the ‘‘ ‘102 patent”), two method-of-use patents relating to Skelaxin®, are listed in the FDA’s Orange Book and do not expire until December 3, 2021. Eon Labs and CorePharma each filed Paragraph IV certifications against the ‘128 and ‘102 patents alleging non-infringement, invalidity and unenforceability of those patents. Mutual has filed a Paragraph IV certification against the ‘102 patent alleging non-infringement and invalidity of that patent. A patent infringement suit was filed against Eon Labs on January 2, 2003 in the U.S. District Court for the Eastern District of New York; against CorePharma on March 7, 2003 in the U.S. District Court for the District of New Jersey (subsequently transferred to the U.S. District Court for the Eastern District of New York); and against Mutual on March 12, 2004 in the U.S. District Court for the Eastern District of Pennsylvania, concerning their proposed 400 mg products. Additionally, the Company filed a separate suit against Eon Labs on December 17, 2004 in the U.S. District Court for the Eastern District of New York, concerning its proposed generic version of the 800 mg Skelaxin® product. On May 17, 2006, the U.S. District Court for the Eastern District of Pennsylvania placed the Mutual case on the Civil Suspense Calendar pending the outcome of the FDA activity described below. On June 16, 2006, the U.S. District Court for the Eastern District of New York consolidated the Eon Labs cases with the CorePharma case. In January 2008, the Company entered into an agreement with CorePharma providing it with, among other things, the right to launch an authorized generic version of Skelaxin® pursuant to a license in December 2012 or earlier under certain conditions. On January 8, 2008, the Company and CorePharma submitted a joint stipulation of dismissal without prejudice. On January 15, 2008, the Court entered an order dismissing the case without prejudice.

The Company believes that CorePharma began shipping a generic form of Skelaxin® in early April 2010. On April 13, 2010, the Company brought suit against CorePharma in the U.S. District Court for New Jersey asserting

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certain of the Company’s rights under the January 2008 agreement. The parties appeared at a District Court hearing on April 14, 2010, at which the Company sought, and was denied, a temporary restraining order (“TRO”) against CorePharma to prevent further sales of generic product. On May 6, 2010, the Court granted a preliminary injunction against CorePharma. On May 19, 2010, the Court entered a consent order from the parties vacating the preliminary injunction, and CorePharma resumed selling the authorized generic form of Skelaxin®.

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court from January 10, 2005 to April 30, 2007, and the stay expired in early August 2009. On April 30, 2007, Eon Labs’ 400 mg case was dismissed without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On January 20, 2009, the Court issued an order ruling invalid the ‘128 and ‘102 patents. The order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The order also allowed Eon Labs to pursue its claim for exceptional case, and on March 31, 2009, Eon Labs filed its motion for this purpose, which was opposed by the Company and Elan Pharmaceuticals, Inc. (“Elan”). Eon Labs has replied and the motion remains pending before the Court. On May 20, 2009, Eon Labs asked for entry of final judgment, and on June 4, 2009, the Court granted this request. On July 1, 2009, the Company filed a notice of appeal to the Court of Appeals for the Federal Circuit of the Court’s entry of judgment. On July 2, 2009, Elan did the same. The appeals were docketed by the Federal Circuit on July 10, 2009. In late July 2009, the companies moved to dismiss the appeals for lack of jurisdiction. On September 30, 2009, the Federal Circuit denied the motions to dismiss. The Company and Elan filed opening briefs on November 23, 2009. Eon filed its opposition brief on January 19, 2010. The Company and Elan filed reply briefs on February 19, 2010. Oral argument of the appeal was heard by the Federal Circuit on May 7, 2010. On August 2, 2010, the Federal Circuit affirmed the district court’s grant of summary judgment and vacated the order against Elan for lack of subject matter jurisdiction. Any petition for a rehearing is due September 1, 2010. The Company intends to vigorously defend its interests.

On December 5, 2008, the Company, along with co-plaintiff Pharmaceutical IP Holding, Inc. (“PIH”) initiated suit in the U.S. District Court of New Jersey against Sandoz, Inc. (“Sandoz”) for infringement of U.S. Patent No. 7,122,566 (the “ ‘566 patent”). The ‘566 patent is a method-of-use patent relating to Skelaxin® that is listed in the FDA’s Orange Book; it expires on February 6, 2026. The ‘566 patent is owned by PIH and licensed to the Company. The Company and PIH sued Sandoz, alleging that Eon Labs’ submission of its ANDA seeking approval to sell a generic version of a 800 mg Skelaxin® tablet prior to the expiration of the ‘566 patent constitutes infringement of the patent. Sandoz, which acquired Eon Labs, is the named owner of Eon Labs’ ANDA and filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘566 patent. On January 13, 2009, Sandoz answered the complaint and filed counterclaims of invalidity and non-infringement. The Company filed a reply on February 5, 2009.

On March 31, 2010, Sandoz received approval from the FDA to commercialize a generic product containing metaxalone. On April 1, 2010, the Company sought, and the United States District Court of New Jersey granted, a TRO enjoining Sandoz from using, offering to sell, or selling within the United States its generic metaxalone

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product. On April 9, 2010, the TRO was vacated. On April 14 and May 5, 2010, the District Court heard the Company’s arguments in support of a preliminary injunction against Sandoz. The preliminary injunction motion was denied on May 17, 2010. On June 1, 2010, the Company filed an amended complaint to include claims for monetary damages. On June 15, 2010, Sandoz answered the amended complaint and filed amended counterclaims. The Company’s request for a jury trial was also granted and the trial date for the patent litigation against Sandoz is set for September 7, 2010.

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

Avinza®

Actavis, Inc. (“Actavis”) filed an ANDA with the FDA seeking permission to market generic versions of Avinza® at the 30 mg, 45 mg, 60 mg and 120 mg dosages. U.S. Patent No. 6,066,339 (the ‘‘ ‘339 patent”) is a formulation patent relating to Avinza® that is listed in the Orange Book and expires on November 25, 2017. Actavis filed a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent, and the Company and Elan Pharma International LTD (“EPI”), the owner of the ‘339 patent, filed suit on October 18, 2007 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Actavis provided the Company with an automatic stay of FDA approval of Actavis’ ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than September 4, 2007. On November 18, 2007, Actavis answered the complaint and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on December 7, 2007. The initial scheduling conference was held on March 11, 2008.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Court held a claim construction hearing on March 19, 2010 and issued a ruling. No trial date has been set. The close of all discovery is currently set for December 17, 2010.

Sandoz filed an ANDA with the FDA seeking permission to market generic versions of Avinza® at the 30 mg and 120 mg dosages and provided the Company with a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent. The Company and EPI filed suit on July 21, 2009 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Sandoz provided the Company with an automatic stay of FDA approval of Sandoz’s ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than June 11, 2009. Sandoz subsequently sent the Company and EPI a second Paragraph IV certification adding the 45 mg, 60 mg, 75 mg and 90 mg dosages. The Company and EPI initiated another suit against Sandoz in New Jersey on September 1, 2009. On October 2, 2009, Sandoz answered the complaints and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on October 22, 2009. The two cases were consolidated on January 4, 2010. The parties are in the midst of fact discovery. A claim construction hearing is set for September 27, 2010 and trial is currently set for May 9, 2011.

The Company intends to vigorously defend its rights under the ‘339 patent. Net sales of Avinza® were $131,148 in 2009 and $24,740 and $47,936, respectively, in the three and six months ended June 30, 2010. As of June 30, 2010, the Company had net intangible assets related to Avinza® of $201,213. If a generic form of Avinza® enters the market or if the Company’s current estimates regarding future cash flows adversely change, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

EpiPen®

On November 11, 2008, the Company was granted U.S. Patent 7,449,012 (the ‘‘ ‘012 patent”) covering the next generation autoinjector (“NGA”) for use with epinephrine to be sold under the EpiPen® brand name. The ‘012 patent expires September 11, 2025. The ‘012 patent was listed in FDA’s Orange Book on July 17, 2009 under the EpiPen® NDA. On July 21, 2009, the Company received a Paragraph IV certification from Teva Pharmaceutical Industries Ltd. (“Teva”) giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and challenging the validity and alleging non-infringement of the ’012 patent. On August 28, 2009, the Company filed suit against Teva in the U.S. District Court for the District of Delaware to defend its rights under the ‘012 patent. On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent.

On June 4, 2010, the Company received a Paragraph IV certification from Sandoz giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and challenging the validity and alleging non-infringement of the ‘012 patent. On July 14, 2010, the Company filed suit against Sandoz in the U.S. District Court for District of New Jersey to defend its rights under the ‘012 patent.

Embeda®

On November 17, 2008, Alpharma filed a declaratory judgment action against Purdue Pharma L.P. (“Purdue”) in the U.S. District Court for the Western District of Virginia, seeking an order declaring that nine of Purdue’s patents are invalid and/or would not be infringed by the commercialization of Embeda®. The complaint was served on March 12, 2009, and on April 22, 2009, Purdue filed a motion requesting that the court dismiss the action for lack of subject matter jurisdiction or, alternatively, to transfer the action to the District of Connecticut. On July 9, 2009, the court denied Purdue’s motion to dismiss or transfer. On August 6, 2009, Purdue filed its answer and counterclaims, and filed a motion for an order certifying the court’s July 9 order for immediate appeal. On August 26, 2009, the court denied Purdue’s motion to certify for immediate appeal and issued an order scheduling certain discovery and hearing dates. On December 4, 2009, the Company was added as a plaintiff to the lawsuit. On December 23, 2009, Purdue delivered an unconditional and irrevocable covenant not to sue the Company (or any of its affiliates, subsidiaries, parents, divisions, successors and assigns) for infringement of eight of the nine patents in

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the suit. On that day, the parties also filed a Stipulation with the Court to dismiss the lawsuit with prejudice with respect to these eight patents. The only patent remaining in the case was U.S. Patent No. 6,696,088 (the ‘‘ ‘088 patent”). On February 4, 2010, after extensive briefing, the Court held a claim construction hearing.

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

On March 19, 2010, the Court in the Western District of Virginia granted the Company’s motion for leave to amend its complaint adding the ‘939 patent to the existing litigation. A trial date was set for August 18, 2010, for both the ’088 and the ‘939 patents. On April 2, 2010, Purdue’s action brought in the U.S. District Court for the District of New Jersey was dismissed. On June 22, 2010, the Court issued its opinion and order regarding claim construction.

On July 23, 2010, the Company and Alpharma (collectively “the King Parties”) entered into a settlement agreement with Purdue. Pursuant to the terms of the agreement, Purdue agreed not to sue the King Parties or their affiliates in the United States with regard to the manufacture, use or sale of Embeda®. The King Parties are obligated to pay to Purdue an up-front payment, which is accrued as of June 30, 2010, and a quarterly royalty on net sales of Embeda® for the duration of any valid claims in the ’088 and ‘939 patents, or other patents in the same family that cover the Embeda® product beginning on August 1, 2010. In addition, the King Parties agreed not to challenge certain of Purdue’s patents, including the ’088 and ‘939 patents, as they may relate to Embeda®. The agreement also obligates the parties to dismiss the civil action pending in the District Court for the Western District of Virginia.

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

Since the filing of the NYC case, 48 New York counties have filed lawsuits against the pharmaceutical industry, including the Company and Monarch. The allegations in all of these cases are virtually the same as the allegations in the NYC case. All of these lawsuits are currently pending in the MDL Court, except for the Erie, Oswego and Schenectady County cases, which were removed in October 2006 and remanded to the state of New York Supreme Court in Erie County, New York state court in September 2007. Motions to dismiss were granted in part and denied in part for all defendants in all NYC and county cases pending in the MDL Court. The Erie motion to dismiss was granted in part and denied in part by the state court before removal. Motions to dismiss were filed in October 2007 in the Oswego and Schenectady cases, and these cases were subsequently transferred to Erie County for coordination with the Erie County case. A hearing on these motions to dismiss occurred on March 15, 2010, and the Court has taken the motions under advisement. It is not anticipated that any trials involving the Company will be set in any of these cases in 2010. On January 27, 2010, the MDL Court granted partial summary judgment for the plaintiffs in a case involving other pharmaceutical company defendants.

In January 2005, the State of Alabama filed a lawsuit in the Circuit Court for Montgomery County, Alabama against 79 defendants, including the Company and Monarch. The four causes of action center on the allegation that

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court required an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. These defendants appealed their verdicts. On October 16, 2009, the Alabama Supreme Court reversed all of the verdicts against AstraZeneca, Novartis and SmithKline Beecham and rendered judgment in favor of these companies. Alabama filed a petition to rehear in the Alabama Supreme Court, which was denied in January 2010. Trials scheduled to begin in 2010 have been stayed or continued pending a ruling on the Sandoz appeal. A trial against Watson Pharmaceuticals, Inc. in June 2009 resulted in a deadlocked jury. In April 2009, the Court established various trial dates for all defendants. The Company is scheduled for trial in January 2011 but other scheduled cases have been continued or reset for later dates following the Alabama Supreme Court decision.

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

Fen-Phen Litigation

Many distributors, marketers and manufacturers of anorexigenic drugs have been subject to claims relating to the use of these drugs. Generally, the lawsuits allege that the defendants (1) misled users of the products with respect to the dangers associated with them, (2) failed to adequately test the products and (3) knew or should have known about the negative effects of the drugs, and should have informed the public about the risks of such negative effects. Claims include product liability, breach of warranty, misrepresentation and negligence. The actions have been filed in various state and federal jurisdictions throughout the United States. A multidistrict litigation court has been established in the U.S. District Court for the Eastern District of Pennsylvania, In re: Fen-Phen Litigation. The plaintiffs seek, among other things, compensatory and punitive damages and/or court-supervised medical monitoring of persons who have ingested these products.

The Company’s wholly-owned subsidiary, King Research and Development, was originally a defendant in numerous cases. These lawsuits were filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), was one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals, was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine, purchased by Jones, filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation. All of the cases involving King Research and Development have been dismissed, except for two. The Company expects these cases to be dismissed as well.

King Research and Development denies any liability incident to Jones’ distribution and sale of Obenix® or Jones’ generic phentermine product. King Research and Development’s insurance carriers are currently defending King Research and Development in these lawsuits. The manufacturers of fenfluramine and dexfenfluramine have settled nearly all of these cases. As a result of these settlements, King Research and Development has routinely received voluntary dismissals without the payment of settlement proceeds. In the event that King Research and Development’s insurance coverage is inadequate to satisfy any resulting liability, King Research and Development will have to assume defense of these lawsuits and be responsible for the damages, if any, that are awarded against it.

While the Company cannot predict the outcome of these lawsuits, management believes that the claims against King Research and Development are without merit and intends to vigorously pursue all defenses available. The Company is unable to disclose an aggregate dollar amount of damages claimed because these complaints are multi-party suits and do not state specific damage amounts. Rather, these claims typically state damages as may be determined by the court or similar language and state no specific amount of damages against King Research and Development. Consequently, the Company cannot reasonably estimate possible losses related to the lawsuits.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 22 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 1,000 plaintiffs, but most of those claims were voluntarily dismissed or dismissed for lack of product identification. The remaining 22 lawsuits were filed in Alabama, Arkansas, California, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in the U.S. District Court for the Eastern District of Arkansas, Western Division, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania state court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company or any other defendants except Wyeth/Pfizer/Upjohn. The trials against Pfizer/Wyeth have resulted in verdicts for and against Pfizer/Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer/Wyeth lost appeals in the Eighth Circuit from an adverse jury verdict in the federal multidistrict litigation court and in the Pennsylvania Court of Appeals. Pfizer/Upjohn has lost several jury verdicts. One of these verdicts was later reversed, and one other was partially reversed. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

Alpharma Matters

The following matters relate to our Alpharma subsidiary and/or certain of its subsidiaries.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2009, the Company reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would resolve this investigation. The Company recorded a reserve of $42,500 in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma. Under the terms of the agreement in principle, the Company began accruing interest on October 1, 2009 at a rate of 3.125% per annum. During the first quarter of 2010, Alpharma entered into a definitive settlement agreement and paid $42,500 plus interest of $648 to the DOJ, of which $8,876 plus interest of $161 is related to certain states.

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

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,606 in 2009 and approximately $7,059 and $14,235, respectively, in the three and six months ended June 30, 2010.

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

In April 2010, the FASB issued a standard that provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for certain research and development transactions. Under this new standard, a company can recognize as revenue consideration that is contingent upon achievement of a milestone in the period in which it is achieved, if the milestone meets all criteria to be considered substantive. This standard will be effective for us on a prospective basis for periods beginning after January 1, 2011. The Company does not anticipate the standard will have a material effect on its financial statements.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the three months and six months ended June 30, 2010, the Company’s effective income tax rate was 39.8% and 53.1%, respectively. During the three months and six months ended June 30, 2009, the Company’s effective income tax was 43.6% and 46.1%, respectively. These rates are higher than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

12.	Segment Information

The Company’s business is classified into four reportable segments: branded prescription pharmaceuticals, Alpharma animal health, Meridian Auto-Injector, and royalties and other. The branded prescription pharmaceuticals segment includes a variety of branded prescription products that are separately categorized into neuroscience, hospital and legacy products. These branded prescription products are aggregated because of the similarity in regulatory environment, manufacturing processes, methods of distribution and types of customer. The Alpharma animal health business is a global leader in the development, registration, manufacture and marketing of medicated feed additives and water soluble therapeutics primarily for poultry, cattle and swine. Meridian Auto-Injector products are sold to both commercial and government markets. The principal source of revenues in the commercial market is the EpiPen® product, an epinephrine filled auto-injector which is primarily prescribed for the treatment of severe allergic reactions and which is primarily marketed, distributed and sold by Dey, L.P. Government revenues in the Meridian Auto-Injector segment are principally derived from the sale of nerve agent antidotes and other emergency medicine auto-injector products marketed to the U.S. Department of Defense and other federal, state and local agencies, particularly those involved in homeland security, as well as to approved foreign governments. Royalties and other primarily includes revenues the Company derives from pharmaceutical products after the Company has transferred the manufacturing or marketing rights to third parties in exchange for licensing fees or royalty payments.

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues and segment profit. Segment profit is defined as operating income (loss) before other expenses such as depreciation, amortization, restructuring charges and expenses associated with the acquisition of Alpharma. Additionally, segment profit does not include general corporate expenses, which are included in “Corporate costs” in the table below. Prior year results have been conformed to the current presentation.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total revenues:
Branded prescription pharmaceuticals(1)	$162,243	$275,110	$403,784	$552,814
Alpharma Animal Health	84,673	82,824	165,987	162,659
Meridian Auto-Injector	82,702	72,091	132,529	128,698
Royalties and other	42,415	15,739	51,059	31,886
Eliminations	(1,130)	(776)	(1,601)	(2,012)

Total revenues	$370,903	$444,988	$751,758	$874,045

Segment profit:
Branded prescription pharmaceuticals(1)(2)	$8,598	$117,656	$71,775	$222,973
Alpharma Animal Health(2)	21,816	5,126	39,279	5,159
Meridian Auto-Injector	51,096	38,224	74,937	65,109
Royalties and other	28,346	13,640	35,715	26,858
Corporate costs	(22,983)	(27,584)	(49,831)	(60,709)
Acquisition related costs	—	(2,944)	—	(6,733)
Depreciation and amortization	(53,903)	(52,862)	(111,178)	(106,211)
Restructuring charges	(4,852)	(1,475)	(5,114)	(49,525)
Other income (expense)	1,752	(22,498)	(7,650)	(46,415)

Income before income taxes	$29,870	$67,283	$47,933	$50,506

(1)	Branded prescription pharmaceuticals revenues and segment profit does not include the revenue recognized related to the Company’s agreement with CorePharma providing it with a license to launch an authorized generic version of Skelaxin®. In accordance with the agreement, the Company receives a fee based on CorePharma’s gross profit, as defined in the agreement, of the authorized generic product. This revenue is recorded in royalties and other.

(2)	The segment profit for branded prescription pharmaceuticals and Alpharma animal health for the three months ended June 30, 2009 includes charges of $2,440 and $13,618, respectively, related to the mark up of inventory upon acquisition of Alpharma, which the Company recognized as the related inventory was sold. The segment profit for branded prescription pharmaceuticals and Alpharma animal health for the six months ended June 30, 2009 includes charges of $3,455 and $34,128, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded prescription pharmaceutical revenues by the Company’s target markets:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Total revenues:
Neuroscience	$77,906	$170,853	$233,603	$327,954
Hospital	40,005	52,698	79,960	104,657
Legacy:
Cardiovascular/metabolic	27,626	32,818	55,776	77,786
Other	16,706	18,741	34,445	42,417

Branded prescription pharmaceutical revenues	$162,243	$275,110	$403,784	$552,814

13.	Restructuring Activities

Second Quarter of 2010 Action

During the second quarter of 2010, management completed an evaluation of the commercial operations organization within the branded prescription pharmaceuticals segment. As a result of this evaluation, the Company made changes in the management of its commercial operations organization, and a number of employees departed the Company, including the Chief Commercial Officer. The Company also eliminated certain sales territories to better focus on higher potential territories.

The Company has estimated that the total costs associated with this restructuring plan will be approximately $4,946 for severance pay and other employee related costs, which include approximately $1,119 of cash expenditures paid in the second quarter of 2010. The remaining severance pay is expected to be fully paid in the third quarter of 2010.

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 30 employees, all of which were members of the commercial operations organization.

First Quarter of 2009 Action

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents relating to the Company’s product Skelaxin®. In June 2009, the Court entered judgment against the Company. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. The Company’s sales of Skelaxin® have declined significantly and are expected to continue to decline as a result of generic competition. For additional information regarding Skelaxin® litigation, please see Note 9.

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

The Company has estimated total costs of $70,928 associated with this restructuring plan, $64,516 of which was included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of 250 employees. The restructuring plan also includes contract termination costs of $16,458 as a result of the acquisition. All employee termination costs are expected to be paid by the end of 2012. All contract termination costs are expected to be paid by the end of 2018.

Third Quarter of 2006 Action

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2011. As a result of these steps, the Company incurred restructuring charges totaling approximately $16,500, of which approximately $12,000 are associated with accelerated depreciation and approximately $4,500 are associated with employee termination costs. The employee termination costs are expected to be fully paid in the first quarter of 2011.

A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	June 30,
	2009	Impact	Payments	Costs	2010

Second quarter of 2010 Action
Employee separation payments	$—	$4,900	$1,119	$1,640	$2,141
Contract termination	—	46	—	—	46
Third quarter of 2009 action
Employee separation payments	1,080	59	1,129	—	10
First quarter of 2009 action
Employee separation payments	314	23	303	—	34
Accelerated depreciation(1)	—	(45)	—	(45)	—
Fourth quarter of 2008 action
Employee separation payments	16,177	(79)	8,399	(576)	8,275
Contract termination	9,193	265	2,700	(463)	7,221
Other	182	(182)	—	—	—
Third quarter of 2006 action
Employee separation payments	1,185	82	22	12	1,233

	$28,131	$5,069	$13,672	$568	$18,960

(1)	Included in depreciation and amortization on the Condensed Consolidated Statements of Operations.

The restructuring charges in 2010 relate primarily to the branded prescription pharmaceutical segment.

14.	Stock-Based Compensation

During the second quarter of 2010, the Company granted 9,500 RSAs to certain employees, pursuant to its Incentive Plan, and 145,809 restricted stock units (“RSUs”) were granted to non-employee directors.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of 2010, the Company granted to certain employees, pursuant to its Incentive Plan, 650,370 RSAs, 452,530 LPUs with a one-year performance cycle, 193,930 LPUs with a three-year performance cycle, 16,550 RSUs and 1,770,260 nonqualified stock options.

The RSAs are grants of shares of common stock restricted from sale or transfer for three years from grant date.

RSUs represent the right to receive a share of common stock at the expiration of a restriction period, generally three years from grant, but may be restricted for other designated periods as determined by the Company’s Board of Directors or a committee of the Board. The RSUs granted to non-employee directors under the current Compensation Policy for Non-Employee Directors have a restriction period that generally ends one year after the date of the grant, unless a deferral election is made in advance.

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

Each of the Company’s U.S. subsidiaries (the “Guarantor Subsidiaries”) guarantees on a full, unconditional and joint and several basis the Company’s performance under the $400,000 aggregate principal amount of the Convertible Senior Notes.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2010					December 31, 2009
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$303,425	$40,637	$229,000	$—	$573,062	$277,603	$30,779	$236,930	$—	$545,312
Investments in debt securities	16,346	—	—	—	16,346	29,258	—	—	—	29,258
Marketable securities	1,022	—	—	—	1,022	2,100	—	—	—	2,100
Accounts receivable, net	29,174	143,753	36,658	—	209,585	2,467	174,713	33,076	—	210,256
Inventories	44,533	120,651	32,600	(2,170)	195,614	43,834	111,242	28,642	(1,427)	182,291
Deferred income tax assets	31,296	40,739	459	—	72,494	30,828	52,597	250	—	83,675
Income taxes receivable	13,147	472	(278)	—	13,341	17,983	(1,865)	(27)	—	16,091
Prepaid expenses and other current assets	11,565	16,637	1,121	—	29,323	14,972	44,384	1,504	—	60,860

Total current assets	450,508	362,889	299,560	(2,170)	1,110,787	419,045	411,850	300,375	(1,427)	1,129,843

Property, plant and equipment, net	143,290	225,840	8,168	—	377,298	148,399	234,233	9,207	—	391,839
Intangible assets, net	—	686,452	33,410	—	719,862	—	759,583	34,556	—	794,139
Goodwill	—	466,283	—	—	466,283	—	467,613	—	—	467,613
Deferred income tax assets	(29,626)	288,633	572	—	259,579	(26,551)	290,104	609	—	264,162
Investments in debt securities	169,777	—	—	—	169,777	218,608	—	—	—	218,608
Other assets	37,232	21,206	310	—	58,748	32,368	23,795	333	—	56,496
Assets held for sale	—	5,890	—	—	5,890	—	5,890	—	—	5,890
Investments in subsidiaries	3,038,414	873,349	(115)	(3,911,648)	—	3,027,491	938,020	(88)	(3,965,423)	—

Total assets	$3,809,595	$2,930,542	$341,905	$(3,913,818)	$3,168,224	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,772	$41,836	$6,568	$—	$74,176	$27,377	$53,966	$5,349	$—	$86,692
Accrued expenses	24,281	196,218	8,248	—	228,747	31,541	279,662	9,789	—	320,992
Short-term debt	—	—	3,506	—	3,506	—	—	3,662	—	3,662
Current portion of long-term debt	—	—	—	—	—	85,550	—	—	—	85,550

Total current liabilities	50,053	238,054	18,322	—	306,429	144,468	333,628	18,800	—	496,896

Long-term debt	341,735	—	—	—	341,735	339,016	—	—	—	339,016
Other liabilities	67,508	45,764	13,332	—	126,604	59,884	48,579	14,908	—	123,371
Intercompany (receivable) payable	956,843	(998,019)	41,176	—	—	906,685	(932,193)	25,508	—	—

Total liabilities	1,416,139	(714,201)	72,830	—	774,768	1,450,053	(549,986)	59,216	—	959,283

Shareholders’ equity	2,393,456	3,644,743	269,075	(3,913,818)	2,393,456	2,369,307	3,681,074	285,776	(3,966,850)	2,369,307

Total liabilities and shareholders’ equity	$3,809,595	$2,930,542	$341,905	$(3,913,818)	$3,168,224	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2010					Three Months Ended June 30, 2009
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$75,045	$302,432	$46,257	$(90,881)	$332,853	$83,593	$528,701	$39,362	$(221,357)	$430,299
Royalties	25,630	12,420	—	—	38,050	(20)	14,709	—	—	14,689

Total revenues	100,675	314,852	46,257	(90,881)	370,903	83,573	543,410	39,362	(221,357)	444,988

Operating costs and expenses:
Cost of revenues	32,293	151,225	26,142	(90,633)	119,027	31,163	320,858	26,465	(222,393)	156,093
Selling, general and administrative	49,360	74,253	8,216	—	131,829	46,453	70,101	7,021	—	123,575
Research and development	2,720	29,493	961	—	33,174	985	17,835	2,382	—	21,202
Depreciation and amortization	5,527	47,484	892	—	53,903	4,793	46,763	1,306	—	52,862
Restructuring charges	2,754	2,098	—	—	4,852	803	672	—	—	1,475

Total operating costs and expenses	92,654	304,553	36,211	(90,633)	342,785	84,197	456,229	37,174	(222,393)	355,207

Operating income (loss)	8,021	10,299	10,046	(248)	28,118	(624)	87,181	2,188	1,036	89,781
Other income (expense):
Interest income	361	16	110	—	487	979	10	517	—	1,506
Interest expense	(6,818)	(612)	(49)	—	(7,479)	(26,402)	(1,116)	(74)	—	(27,592)
Gain on Kadian®	—	12,500	—	—	12,500	—	—	—	—	—
Gain (loss) on investments	249	—	—	—	249	(524)	—	—	—	(524)
Loss on early extinguishment of debt	(2,252)	—	—	—	(2,252)	—	—	—	—	—
Other, net	(145)	(334)	(1,274)	—	(1,753)	482	2,046	1,584	—	4,112
Equity in earnings (loss) of subsidiaries	19,343	2,641	(7)	(21,977)	—	58,932	4,238	60	(63,230)	—
Intercompany interest income (expense)	(2,309)	11,139	(8,830)	—	—	(1,296)	5,725	(4,429)	—	—

Total other income (expense)	8,429	25,350	(10,050)	(21,977)	1,752	32,171	10,903	(2,342)	(63,230)	(22,498)

Income (loss) before income taxes	16,450	35,649	(4)	(22,225)	29,870	31,547	98,084	(154)	(62,194)	67,283

Income tax expense (benefit)	(1,538)	12,564	856	—	11,882	(6,388)	35,852	(116)	—	29,348

Net income (loss)	$17,988	$23,085	$(860)	$(22,225)	$17,988	$37,935	$62,232	$(38)	$(62,194)	$37,935

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2010					Six Months Ended June 30, 2009
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$167,996	$659,226	$83,699	$(204,990)	$705,931	$178,775	$926,057	$69,839	$(330,040)	$844,631
Royalties	25,617	20,210	—	—	45,827	(53)	29,467	—	—	29,414

Total revenues	193,613	679,436	83,699	(204,990)	751,758	178,722	955,524	69,839	(330,040)	874,045

Operating costs and expenses:
Cost of revenues	52,030	348,800	48,186	(202,935)	246,081	58,093	530,253	49,566	(330,880)	307,032
Selling, general and administrative	99,124	157,091	16,089	—	272,304	105,872	146,320	13,706	—	265,898
Research and development	4,904	54,207	2,387	—	61,498	2,594	42,162	3,702	—	48,458
Depreciation and amortization	11,701	97,684	1,793	—	111,178	9,650	94,709	1,852	—	106,211
Restructuring charges	2,756	2,358	—	—	5,114	14,307	35,218	—	—	49,525

Total operating costs and expenses	170,515	660,140	68,455	(202,935)	696,175	190,516	848,662	68,826	(330,880)	777,124

Operating income (loss)	23,098	19,296	15,244	(2,055)	55,583	(11,794)	106,862	1,013	840	96,921
Other income (expense):
Interest income	640	66	190	—	896	2,428	277	1,589	—	4,294
Interest expense	(14,519)	(1,600)	(96)	—	(16,215)	(48,468)	(2,077)	(150)	—	(50,695)
Gain on Kadian®	—	12,500	—	—	12,500	—	—	—	—	—
Gain (loss) on investments	(623)	—	—	—	(623)	(1,347)	—	—	—	(1,347)
Loss on early extinguishment of debt	(2,252)	—	—	—	(2,252)	—	—	—	—	—
Other, net	(52)	(197)	(1,707)	—	(1,956)	41	1,947	(655)	—	1,333
Equity in earnings (loss) of subsidiaries	23,804	5,401	(27)	(29,178)	—	71,550	12,048	40	(83,638)	—
Intercompany interest income (expense)	(4,402)	18,696	(14,294)	—	—	(2,687)	9,473	(6,786)	—	—

Total other income (expenses)	2,596	34,866	(15,934)	(29,178)	(7,650)	21,517	21,668	(5,962)	(83,638)	(46,415)

Income (loss) before income taxes	25,694	54,162	(690)	(31,233)	47,933	9,723	128,530	(4,949)	(82,798)	50,506

Income tax expense (benefit)	3,237	20,435	1,804	—	25,476	(17,490)	41,836	(1,053)	—	23,293

Net income (loss)	$22,457	$33,727	$(2,494)	$(31,233)	$22,457	$27,213	$86,694	$(3,896)	$(82,798)	$27,213

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2010				Six Months Ended June 30, 2009
			Non-				Non-
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$12,798	$49,270	$(13,193)	$48,875	$(74,351)	$190,727	$1,190	$117,566

Cash flows from investing activities:
Transfers to restricted cash	(5)	—	—	(5)	(28)	(27)	—	(55)
Proceeds from maturities and sales of investments in debt securities	67,860	—	—	67,860	32,223	—	—	32,223
Purchases of property, plant and equipment	(8,925)	(8,058)	(316)	(17,299)	(13,492)	(5,168)	(172)	(18,832)
Proceeds from sale of property and equipment	162	73	—	235	—	—	—	—
Proceeds from sale of Kadian®	—	40,000	—	40,000	—	34,800	—	34,800
Acquisition of Alpharma	—	—	—	—	(13,677)	(56,697)	—	(70,374)
Forward foreign exchange contracts	—	—	—	—	—	—	(3,117)	(3,117)
Purchases of intellectual property and product rights	—	(1,280)	—	(1,280)	(1)	(1,206)	—	(1,207)

Net cash provided by (used in) investing activities	59,092	30,735	(316)	89,511	5,025	(28,298)	(3,289)	(26,562)

Cash flows from financing activities:
Proceeds from exercise of stock options	963	—	—	963	1,286	—	—	1,286
Net payments related to stock-based award activity	(4,979)	—	—	(4,979)	(3,123)	—	—	(3,123)
Payments on debt	(92,261)	—	(156)	(92,417)	(200,000)	(385,227)	—	(585,227)
Debt issuance costs	(4,315)	—	—	(4,315)	(1,313)	—	—	(1,313)
Intercompany	54,524	(70,147)	15,623	—	56,517	(49,179)	(7,338)	—

Net cash (used in) provided by financing activities	(46,068)	(70,147)	15,467	(100,748)	(146,633)	(434,406)	(7,338)	(588,377)

Effect of exchange rate changes on cash	—	—	(9,888)	(9,888)	—	—	(647)	(647)
Increase (decrease) in cash and cash equivalents	25,822	9,858	(7,930)	27,750	(215,959)	(271,977)	(10,084)	(498,020)
Cash and cash equivalents, beginning of period	277,603	30,779	236,930	545,312	401,657	289,996	248,559	940,212

Cash and cash equivalents, end of period	$303,425	$40,637	$229,000	$573,062	$185,698	$18,019	$238,475	$442,192

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains certain forward-looking statements that reflect management’s current views of future events and our business, financial condition and results of operations. This discussion should be read in conjunction with the following: (a) our audited consolidated financial statements and related notes which are included in our Annual Report on Form 10-K for the year ended December 31, 2009; and (b) our unaudited condensed consolidated financial statements and related notes which are included in this Quarterly Report on Form 10-Q. Please see the sections entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, and “Risk Factors” and “A Warning About Forward-Looking Statements” in this Quarterly Report on Form 10-Q for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The animal health products of our wholly-owned subsidiary Alpharma, LLC (“Alpharma”) are marketed through a staff of trained sales and technical service and marketing employees, many of whom are veterinarians and nutritionists. Sales offices are located in the U.S., Europe, Canada, Mexico, South America and Asia. Elsewhere, our Alpharma animal health products are sold primarily through distributors and other third-party sales companies.

Recent Developments

Acurox® Tablets (with niacin)

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

On June 30, 2009, the FDA issued a Complete Response Letter regarding the New Drug Application (“NDA”) for Acurox® Tablets. The Complete Response Letter raises issues regarding the potential abuse deterrent benefits of Acurox®. In early September 2009, we and Acura met with the FDA to discuss the Complete Response Letter. The FDA, Acura and we agreed to submit the NDA to an FDA advisory committee. On April 22, 2010, the FDA held an advisory committee meeting to review the NDA related to Acurox®. The advisory committee voted that they did not have sufficient evidence to support the approval of the NDA for Acurox® Tablets for the treatment of moderate to severe pain. The presence of niacin in Acurox® was central to the deliberations. The advisory committee did not believe that the benefits of niacin outweighed the potential risks for a broad treatment population. The FDA is not bound by the advisory committee’s recommendation, but may take its advice into consideration when evaluating the NDA for Acurox® Tablets. We continue to evaluate our plans regarding the NDA.

Acurox® Tablets (without niacin)

Acura and King plan to develop and submit an NDA for Acurox® (oxycodone HCl) Tablets (without niacin) intended to relieve moderate to severe pain and introduce limits and impediments to potential abuse via nasal snorting of crushed tablets and intravenous injection of dissolved tablets. At the April 22, 2010 advisory committee meeting, the FDA cited no concerns with the snorting and intravenous abuse limiting features of the original Acurox® Tablets formulation. The Companies expect to submit an NDA for Acurox® Tablets (without niacin) in early 2011.

Acura and King also plan to develop and submit NDAs for two additional immediate release opioid analgesic products utilizing Acura’s proprietary Aversion® Technology: Vycavert® (hydrocodone bitartrate/acetaminophen) Tablets and Acuracet® (oxycodone HCl/acetaminophen) Tablets. Like Acurox® Tablets (without niacin), these additional product candidates are patent protected compositions comprising a mixture of active and inactive ingredients intended to relieve pain and introduce limits and impediments to nasal and intravenous abuse.

Skelaxin®

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents related to Skelaxin®. In June 2009, the Court entered judgment against King. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early in the second quarter of 2010, one of which is an authorized generic product sold by CorePharma, LLC (“CorePharma”) under a license from us. Net sales of Skelaxin® have declined significantly and will continue to decline as a result of generic competition. According to IMS America, Ltd. (“IMS”) weekly prescription data, for the week ending July 23, 2010, generic competitors have garnered approximately 90% of the prescriptions in the metaxalone market.

For additional information on the Skelaxin® litigation, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

II.	RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2010 and 2009

Revenues

The following table summarizes total revenue by operating segment:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Total Revenues
Branded prescription pharmaceuticals	$162,243	$275,110	$403,784	$552,814
Alpharma Animal Health	84,673	82,824	165,987	162,659
Meridian Auto-Injector	82,702	72,091	132,529	128,698
Royalties and other	41,285	14,963	49,458	29,874

Total revenues	$370,903	$444,988	$751,758	$874,045

The following table summarizes our deductions from gross revenues:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Gross Revenues	$451,547	$522,833	$921,692	$1,029,877
Commercial Rebates	13,290	14,386	29,219	29,845
Medicare Part D Rebates	2,364	3,099	6,129	5,638
Medicaid Rebates	6,864	11,400	17,804	23,023
Chargebacks	29,406	26,704	57,628	54,880
Returns	9,730	5,345	20,487	8,228
Trade Discounts/Other	18,990	16,911	38,667	34,218

Total revenues	$370,903	$444,988	$751,758	$874,045

Gross revenues decreased in the second quarter of 2010 compared to the second quarter of 2009, and in the first six months of 2010 compared to the first six months of 2009, primarily due to Skelaxin® and market competition with several other key products in the branded prescription pharmaceuticals segment, partially offset by increased revenues in our Meridian Auto-Injector and Royalties and other segments discussed below.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of Thrombin-JMI®, Flector® Patch, Avinza®, Embeda®, Levoxyl®, and Skelaxin® are at or below normalized levels as of June 30, 2010. As of June 30, 2010, we estimate that wholesale and retail inventories of our products represent gross sales of approximately $90.0 million to $100.0 million.

Accrual for Rebates, including Administrative Fees (in thousands):

	2010	2009

Balance at January 1, net of prepaid amounts	$44,439	$58,129
Current provision related to sales made in current period	30,431	28,512
Current provision related to sales made in prior periods	203	1,109
Alpharma acquisition	(124)	1,772
Rebates paid	(29,580)	(34,482)

Balance at March 31, net of prepaid amounts	$45,369	$55,040

Current provision related to sales made in current period	21,027	31,219
Current provision related to sales made in prior periods	1,491	(2,334)
Alpharma acquisition	99	885
Rebates paid	(30,575)	(35,474)

Balance at June 30, net of prepaid amounts	$37,411	$49,336

Rebates include commercial, Medicaid and Medicare rebates.

Accrual for Returns (in thousands):

	2010	2009

Balance at January 1	$30,345	$33,471
Current provision	10,757	2,883
Actual returns	(9,729)	(4,646)

Ending balance at March 31	$31,373	$31,708

Current provision	9,730	5,345
Actual returns	(9,073)	(6,062)

Ending balance at June 30	$32,030	$30,991

Accrual for Chargebacks (in thousands):

	2010	2009

Balance at January 1	$10,593	$9,965
Current provision	28,222	28,176
Actual chargebacks	(28,589)	(27,244)

Ending balance at March 31	$10,226	$10,897

Current provision	29,406	26,704
Actual chargebacks	(29,178)	(27,958)

Ending balance at June 30	$10,454	$9,643

Branded Prescription Pharmaceuticals Segment

	For the Three Months		Change		For the Six Months		Change
	Ended June 30,		2010 vs. 2009		Ended June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)		(In thousands)

Branded Prescription Pharmaceutical revenue:
Skelaxin®	$5,319	$102,178	$(96,859)	(94.8)%	$96,236	$202,777	$(106,541)	(52.5)%
Thrombin-JMI®	36,955	48,562	(11,607)	(23.9)	73,887	95,901	(22,014)	(23.0)
Flector® Patch	35,261	38,621	(3,360)	(8.7)	68,793	55,397	13,396	24.2
Avinza®	24,740	28,892	(4,152)	(14.4)	47,936	67,872	(19,936)	(29.4)
Embeda®	14,641	—	14,641	—	23,716	—	23,716	—
Levoxyl®	16,103	15,280	823	5.4	31,458	34,852	(3,394)	(9.7)
Other	29,224	41,577	(12,353)	(29.7)	61,758	96,015	(34,257)	(35.7)

Total revenue	$162,243	$275,110	$(112,867)	(41.0)%	$403,784	$552,814	$(149,030)	(27.0)%

Skelaxin®

Net sales of Skelaxin® decreased significantly in the second quarter and first six months of 2010 from the second quarter and first six months of 2009 primarily due to the entry of two competitors in the market early in the second quarter of 2010 with generic substitutes for Skelaxin®. Total prescriptions for Skelaxin® decreased approximately 83.9% and 53.6% in the second quarter and first six months of 2010, respectively, from the second quarter and first six months of 2009, respectively, according to IMS monthly prescription data. As a result of generic competition, net sales of Skelaxin® will continue to decrease significantly in 2010 compared to 2009.

For additional information on Skelaxin® generic competition, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 primarily due to market competition. The first competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. We expect net sales of our Thrombin-JMI® product to decrease in 2010 compared to 2009, as a result of competition.

Flector® Patch

Net sales of Flector® Patch decreased in the second quarter of 2010 from the second quarter of 2009 primarily due to a decrease in prescriptions, partially offset by a price increase taken in the first quarter of 2010. Net sales of Flector® Patch increased in the first six months of 2010 from the first six months of 2009 primarily due to a significant reduction in wholesale inventory levels in the first quarter of 2009, and price increases taken in the second quarter of 2009 and the first quarter of 2010, partially offset by a decrease in prescriptions. Flector® Patch was part of the acquisition of Alpharma at the end of December 2008. At the time of acquisition, the wholesale inventory level of Flector® Patch exceeded our normal levels. During the first quarter of 2009, we reduced these inventories to a level consistent with our other promoted products. As a result, net sales of Flector® Patch were lower than prescription demand in the first quarter of 2009. Alpharma began selling the Flector® Patch in January 2008. Total prescriptions for Flector® Patch decreased approximately 8.9% and 6.2% in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009, respectively, according to IMS monthly prescription data. While we expect net sales of Flector® Patch to increase in the second half of 2010 compared to the first half of 2010, we anticipate lower net sales of Flector® Patch during both the third and fourth quarters of 2010 compared to the third and fourth quarters of 2009.

Avinza®

Net sales of Avinza® decreased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to a decrease in prescriptions, partially offset by a price increase taken in the fourth quarter of 2009 and a decrease in wholesale inventory levels in the second quarter of 2009. Net sales of Avinza® decreased in the first six months of 2010 compared to the first six months of 2009 primarily due to a decrease in prescriptions, partially offset by a price increase taken in the fourth quarter of 2009. Total prescriptions for Avinza® decreased approximately 29.9% and 28.3% in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009, respectively, according to IMS monthly prescription data. We expect net sales of Avinza® to decrease in 2010 compared to 2009.

For a discussion regarding the risk of potential generic competition for Avinza®, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

Embeda®

In August 2009, the FDA approved Embeda® (morphine sulfate and naltrexone hydrochloride) Extended Release Capsules, a long-acting Schedule II opioid analgesic for the management of moderate to severe pain when a continuous, around-the-clock opioid analgesic is needed for an extended period of time. We began selling Embeda® in late September 2009, and we anticipate net sales of Embeda® will increase significantly in 2010 compared to 2009. During the first quarter of 2010, we received approval of two patents on the product and listed these in the FDA’s Orange Book. These patents expire in June 2027.

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

During January 2010, we submitted to DDMAC for pre-approval proposed revised marketing materials for Embeda®. In late March 2010, we received DDMAC’s reply to our submission and, during the third quarter of 2010, we expect to begin using modified materials which are responsive to its comments.

On March 23, 2010 and April 30, 2010, we voluntarily recalled certain lots of Embeda® as a result of issues noted in standard post-manufacturing testing that were not related to patient safety. We believe the recalls caused some disruption in the market that could have negatively affected the prescriptions of Embeda®. The recalls did not have a significant effect on the results of operations during the first or second quarters of 2010.

Levoxyl®

Net sales of Levoxyl® increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to greater decreases in wholesale inventory levels in the second quarter of 2009 than in the second quarter of 2010, partially offset by a decrease in prescriptions. Net sales of Levoxyl® decreased in the first six months of 2010 compared to the first six months of 2009 primarily due to decreases in wholesale inventory levels in 2010 and a decrease in prescriptions. Total prescriptions for Levoxyl® decreased approximately 13.1% and 11.4% in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009, according to IMS monthly prescription data. We anticipate net sales for this product will decline in 2010 due to decreasing prescriptions.

Other

Our other branded prescription pharmaceutical products are not promoted through our sales force, and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 primarily due to lower net sales of Cytomel®, increases in returns of certain products, and a decrease in prescriptions.

In April 2009, a third party entered the market with a generic substitute for Cytomel®. As a result of the entry of generic competition, net sales of Cytomel® declined in the second quarter of 2010 and we expect net sales of Cytomel® to continue to decline in the future. Net sales of Cytomel® decreased from $7.4 million and $21.3 million in the second quarter and first six months of 2009, respectively, to $4.5 million and $9.8 million in the second quarter and first six months of 2010, respectively.

As a result of generic competition for Cytomel® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in 2010.

Alpharma Animal Health

Revenues of the Alpharma animal health segment were consistent in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009.

Meridian Auto-Injector

Revenues from our Meridian Auto-Injector segment increased in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009, primarily due to price increases and higher unit sales of EpiPen®, partially offset by lower sales to government entities.

Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Most of our EpiPen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Total prescriptions for EpiPen® in the United States increased approximately 9.7% and 8.4% in the second quarter and first six months of 2010, respectively, compared to the second quarter and first six months of 2009, according to IMS monthly prescription data.

During the second quarter of 2010, we entered into a new supply agreement with Dey, L.P. which extends the term through December 31, 2020.

Royalties and other

Skelaxin® Authorized Generic

During the second quarter of 2010, we recognized revenue of $25.6 million related to our agreement with CorePharma providing it with a license to launch an authorized generic version of Skelaxin® under certain conditions. In accordance with this agreement, we receive a fee based on gross profit, as defined in the agreement, of the authorized generic product.

Adenoscan®

We receive royalty revenue based on sales of Adenoscan®. We are not responsible for the marketing of this product. On April 10, 2008, CV Therapeutics, Inc. and Astellas Pharma US, Inc. (“Astellas US”) announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that competes with Adenoscan®. Regadenoson has been commercialized by Astellas US. Astellas US is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas US. With the commercial launch of regadenoson, sales of Adenoscan and our royalty revenue have declined and may continue to decline. However, our agreements with Astellas US provide for minimum royalty revenue payments to us of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). Therefore, we will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, although the minimum guaranteed portion of the royalty payments would terminate upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®. During the second quarter of 2010, we recorded royalty revenue related to Adenoscan of

$10.1 million, of which $2.8 million is as a result of the minimum royalty agreement we have with Astellas US for the contract year ended May 30, 2010.

In October 2007, we entered into an agreement with Astellas US and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)		(In thousands)

Cost of revenues, exclusive of depreciation and amortization shown below	$119,027	$156,093	$(37,066)	(23.7)%	$246,081	$307,032	$(60,951)	(19.9)%
Selling, general and administrative	131,829	123,575	8,254	6.7	272,304	265,898	6,406	2.4
Research and development	33,174	21,202	11,972	56.5	61,498	48,458	13,040	26.9
Depreciation and amortization	53,903	52,862	1,041	2.0	111,178	106,211	4,967	4.7
Restructuring charges	4,852	1,475	3,377	>100	5,114	49,525	(44,411)	(89.7)

Total operating costs and expenses	$342,785	$355,207	$(12,422)	(3.5)%	$696,175	$777,124	$(80,949)	(10.4)%

Cost of Revenues

Cost of revenues decreased in the second quarter and first six months of 2010 versus the second quarter and first six months of 2009 primarily due to the decrease of a special item related to the acquisition of Alpharma, as described below, and a decrease in Skelaxin® revenues, partially offset by costs associated with the addition of Embeda®, which we began selling in late September 2009, and an increase in the Skelaxin® royalty rate.

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

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on the accounting requirements for business combinations. As a result, we increased the carrying value of the Flector® Patch and Alpharma animal health inventory by approximately $42.1 million. During the second quarter and first six months of 2009, the cost of revenues reflects a charge of $16.1 million and $37.6 million, respectively, related to the sale of this marked up inventory.

The royalty rate on Skelaxin® increased in the second quarter of 2009 due to the achievement of certain regulatory milestones under our agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). For additional information on the Mutual agreement, please see “Other” within the “Liquidity and Capital Resources” section below.

Selling, General and Administrative Expenses

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)		(In thousands)

Selling, general and administrative	$131,829	$120,631	$11,198	9.3%	$272,304	$259,165	$13,139	5.1%
Acquisition related costs	—	2,944	(2,944)	(100)	—	6,733	(6,733)	(100)

Total selling, general and administrative	$131,829	$123,575	$8,254	6.7%	$272,304	$265,898	$6,406	2.4%

As a percentage of total revenues, total selling, general, and administrative expenses were 35.5% and 36.2% in the second quarter and first six months of 2010, respectively. As a percentage of total revenues, total selling, general and administrative expenses were 27.8% and 30.4% in the second quarter and first six months of 2009, respectively.

Total selling, general and administrative expenses increased in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 primarily due to an increase in marketing due to the launch of Embeda®. The increase in the first six months of 2010 compared to the first six months of 2009 was partially offset by a decrease in expenses resulting from the integration of Alpharma and a restructuring initiative related to Skelaxin®.

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

We incurred special charges of $2.9 million and $6.7 million in the second quarter and first six months of 2009, respectfully, for costs related to the acquisition and integration of Alpharma. In addition, we incurred net special charges in the second quarter and first six months of 2010 of $1.9 million and $3.5 million, respectively, related to litigation settlements.

Research and Development Expense

	For the Three				For the Six
	Months Ended		Change		Months Ended		Change
	June 30,		2010 vs. 2009		June 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)		(In thousands)

Research and development	$33,174	$21,202	$11,972	56.5%	$61,498	$48,458	$13,040	26.9%

Research and development represents expense associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses increased in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 due to the timing of costs incurred on our current research and development projects. During the second quarter of 2010, we incurred a $5.0 million expense associated with the modification of our strategic alliance with Pain Therapeutics, Inc. (“Pain Therapeutics”) for Remoxy® and other opioid products. During the second quarter of 2010, we modified the strategic alliance with Pain Therapeutics to provide a royalty rate of 10% on net sales outside the U.S. The original agreement called for a royalty rate of 15% of net sales and included a provision to increase the royalty rate to 20% should certain net sales benchmarks be met. We also gained certain rights to the development of other opioid products covered by the collaboration agreement. The U.S. royalty rate and potential milestone payments under the strategic alliance with Pain Therapeutics remain unchanged.

For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Depreciation and Amortization Expense

Amortization expense associated with Skelaxin® was completed during the second quarter of 2010. As a result, we anticipate a significant decrease in amortization expense in the second half of 2010. The amortization expense associated with Skelaxin® in the second quarter and first six months of 2010 was $20.0 million and $43.2 million, respectively.

Depreciation and amortization expense in the second quarter and first six months of 2009 includes special items of $0.3 million and $1.3 million, respectively, due to accelerated depreciation on certain assets.

In addition, certain manufacturers of generic pharmaceutical products have challenged the patents covering Avinza® and EpiPen®. For additional information, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.” If a generic version of Avinza® or EpiPen® enters the market or if our current estimates regarding future cash flows adversely change, we may have to write off a portion or all of the intangible assets associated with these products.

Other Operating Expenses

We incurred restructuring charges of $4.9 million and $5.1 million in the second quarter and first six months of 2010, respectively, primarily due to a restructuring of our commercial operations organization in the second quarter of 2010.

We incurred restructuring charges of $1.5 million and $49.5 million in the second quarter and first six months of 2009, respectively, primarily due to our restructuring initiative related to Skelaxin®.

For additional information on restructuring events, please see Note 13, “Restructuring Activities”, in Part I, Item 1, “Financial Statements.”

Non-Operating Items

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Interest income	$487	$1,506	$896	$4,294
Interest expense	(7,479)	(27,592)	(16,215)	(50,695)
Gain on Kadian®	12,500	—	12,500	—
Gain (loss) on investments	249	(524)	(623)	(1,347)
Loss on early extinguishment of debt	(2,252)	—	(2,252)	—
Other, net	(1,753)	4,112	(1,956)	1,333

Total other income (expense)	$1,752	$(22,498)	$(7,650)	$(46,415)
Income tax expense	11,882	29,348	25,476	23,293

Interest Income

Interest income decreased during the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009, primarily due to a lower average balance of investments in debt securities and a decrease in interest rates. Cash and cash equivalents decreased in the first quarter of 2009 due to the payment of the Alpharma Convertible Senior Notes. In addition, cash received through redemptions of our auction rate securities of approximately $145.9 million during 2009 and the first quarter of 2010 was used to reduce long-term debt.

Interest Expense

Interest expense decreased in the second quarter and first six months of 2010 compared to the second quarter and first six months of 2009 primarily due to a decrease in borrowings. Our December 29, 2008 acquisition of

Alpharma was funded with available cash on hand, borrowings of $425.0 million under our Senior Secured Revolving Credit Facility (the “2008 Revolving Credit Facility”) entered into April 19, 2007 and amended December 5, 2008, and borrowings of $200.0 million under a Senior Secured Term Facility. We made payments of $918.0 million related to long-term debt during 2009, which consisted of $200.0 million related to the Senior Secured Term Facility, $332.7 million related to the 2008 Revolving Credit Facility, and $385.2 million related to the Alpharma Convertible Senior Notes. In addition, during the first quarter of 2010, the remaining outstanding borrowings of $92.3 million under the 2008 Revolving Credit Facility were paid in full.

Special items affecting other income (expense) included the following:

•	The liability and equity components of the $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Convertible Senior Notes”) have been separately accounted for in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance. The debt component is being amortized through March 31, 2013, which is reflected as an increase in interest expense. Interest expense in the second quarter of 2010 and 2009 reflects non-cash interest of $4.8 million and $4.4 million, respectively, and $9.4 million and $8.8 million in the first six months of 2010 and 2009, respectively, due to the accretion of the debt component of the Convertible Senior Notes.

•	During the second quarter of 2010, we recorded a gain of $12.5 million as a result of the divestiture of Kadian®. For additional information regarding the Kadian® divestiture, please see “Kadian®” within the “Liquidity and Capital Resources” section below.

•	A gain of $0.2 million and a loss of $0.5 million in the second quarter of 2010 and 2009, respectively, and a loss of $0.6 million and $1.3 million in the first six months of 2010 and 2009, respectively, related to our investments in debt securities.

•	A loss of $2.3 million in the second quarter of 2010 resulting from the early extinguishment of our 2008 Revolving Credit Facility. On May 11, 2010, we entered into a new $500.0 million five-year Senior Secured Revolving Credit Facility (“2010 Revolving Credit Facility”) with Credit Suisse AG, as Administrative Agent (the “Administrative Agent”) and terminated the 2008 Revolving Credit Facility that was scheduled to mature April 2012. As a result, we wrote off a portion of the deferred financing costs associated with the 2008 Revolving Credit Facility.

Income Tax Expense

During the second quarter and first six months of 2010, our effective income tax rate was 39.8% and 53.1%, respectively. During the second quarter and first six months of 2009, our effective income tax rate was 43.6% and 46.1%, respectively. These rates are greater than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

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

Investments in Debt Securities

As of June 30, 2010, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every 7, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of June 30, 2010, all our investments in auction rate securities, with a total par value of $213.0 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of August 3, 2010, we have received all scheduled interest payments associated with these securities.

We will be unable to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $213.0 million in par value of our investments in debt securities and the UBS put right discussed below, or 27.5% of the assets that we have measured at fair value, using unobservable inputs, which are classified as Level 3 measurements. For additional information regarding this, please see Note 3, “Fair Value Measurements”, in Part I, Item 1, “Financial Statements.”

As of June 30, 2010, there were cumulative unrealized holding losses of $21.2 million recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet associated with investments in debt securities with a par value of $179.8 million classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of June 30, 2010, we believed the decline was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

During the first quarter of 2010, we sold certain auction rate securities associated with student loans with a par value of $8.0 million for $7.4 million to the issuer and realized a loss of $0.6 million in the Condensed Consolidated Statements of Operations. During the second quarter of 2009, we sold certain auction rate securities associated with student loans with a par value of $20.4 million for $18.9 million to the issuer and realized a loss of $1.4 million in the Condensed Consolidated Statements of Operations. We have not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statements of Operations.

During the fourth quarter of 2008, we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell to UBS at par value certain auction rate securities during the period from June 30, 2010 to July 2, 2012 (the “right”). During the second quarter of 2010, we notified UBS of our intent to sell the auction rate securities related to this offer. At June 30, 2010 and December 31, 2009, we held auction rate securities related to this offer with a par value of $18.2 million and $32.5 million, respectively. We have elected the fair value option to account for this right. As a result, gains and losses associated with this right are recorded in other income (expense) in the Condensed Consolidated Statements of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of June 30, 2010 and December 31, 2009, the fair value of the right to sell the auction rate securities to UBS at par was $1.9 million and $3.2 million, respectively. With respect to this right, we recognized unrealized losses of $0.6 million and $1.4 million during the second quarter and first six months of 2010, respectively, and an unrealized gain of $0.1 million and an unrealized loss of $0.5 million during the second quarter and first six months of 2009, respectively, in Other income (expense) in the Condensed Consolidated Statements of Operations.

In addition, during the fourth quarter of 2008, we reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of June 30, 2010 and December 31, 2009, the fair value of the investments in debt securities classified as trading was $16.3 million and $29.3 million, respectively. We recognized unrealized gains related to these securities of $0.8 million and $1.4 million during the second quarter and first six months of 2010, respectively, and $0.8 million and $0.5 million during the second quarter and first six months of 2009, respectively, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

During July 2010, we sold the auction rate securities that were included in the UBS right for par value of $18.2 million, recognizing no gain or loss on the exercise of the right and the sale of the securities.

As of June 30, 2010, we had unrealized holding gains of $1.9 million associated with a security that was previously impaired, as it was determined that the losses in previous periods were other-than-temporary.

As of June 30, 2010, we had approximately $213.0 million, in par value, invested in tax-exempt auction rate securities which consisted of $107.2 million associated with student loans backed by the Federal Family Education Loan Program (FFELP), $87.6 million associated with municipal bonds in which performance is supported by bond insurers and $18.2 million associated with student loans collateralized by loan pools that equal at least 200% of the bond issue.

As of June 30, 2010, we classified $16.3 million of auction rate securities as current assets and $169.8 million as long-term assets.

Skelaxin®

As previously disclosed, we are involved in multiple legal proceedings over patents relating to our product Skelaxin®. In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two of these patents. In June 2009, the Court entered judgment against us. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. Net sales of Skelaxin® have declined significantly and will continue to decline as a result of generic competition. For additional information regarding Skelaxin® litigation, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

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

We incurred total restructuring costs of approximately $50.0 million, almost all of which was paid during the second quarter of 2009. These costs relate to severance pay and other employee termination expenses. For additional information, please see Note 13, “Restructuring Activities”, in Part I, Item 1, “Financial Statements.”

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

Actavis LLC paid a purchase price of $127.5 million in cash based on the achievement of certain Kadian® quarterly gross profit-related milestones for the period beginning January 1, 2009 and ending June 30, 2010. The purchase price payment associated with each calendar quarter is as follows:

Purchase
Price Payment

First Quarter 2009	$30.0 million
Second Quarter 2009	25.0 million
Third Quarter 2009	25.0 million
Fourth Quarter 2009	20.0 million
First Quarter 2010	20.0 million
Second Quarter 2010	7.5 million

At the time of the divestiture, we recorded a receivable of $115.0 million reflecting the present value of the estimated future purchase price payments from Actavis LLC. We recorded a gain of $12.5 million in the second quarter of 2010 as a result of the divestiture. In accordance with the agreement, quarterly payments are received one quarter in arrears. During the second quarter and first six months of 2010, we received $20.0 million and

$40.0 million, respectively, from Actavis LLC related to gross profit from sales during the fourth quarter of 2009 and the first quarter of 2010. In July 2010, we received the final payment of $7.5 million for the sale of Kadian® from Actavis LLC.

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

We estimated total costs of approximately $70.9 million associated with this restructuring plan, almost all of which are cash-related costs. All employee termination costs are expected to be paid by the end of 2012. All contract termination costs are expected to be paid by the end of 2018. For additional information, please see Note 13, “Restructuring Activities”, in Part I, Item 1, “Financial Statements.”

During the first quarter of 2009, we paid $385.2 million to redeem the Convertible Senior Notes of Alpharma outstanding at the time of the acquisition and at December 31, 2008. For additional information, please see “Alpharma Convertible Senior Notes” in Note 8, “Long-Term Debt”, in Part I, Item 1, “Financial Statements.”

Senior Secured Revolving Credit Facility

On May 11, 2010, we entered into the $500.0 million 2010 Revolving Credit Facility and terminated the existing $475.0 million 2008 Revolving Credit Facility, which was scheduled to mature in April 2012. The 2010 Revolving Credit Facility matures on May 11, 2015.

In connection with the acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal amount under the 2008 Revolving Credit Facility. During 2009 and the first quarter of 2010, we made payments of $332.7 million and $92.3 million, respectively, on the 2008 Revolving Credit Facility, $203.2 million in excess of the required amounts, which represented full payment of all borrowings under the 2008 Revolving Credit Facility.

As of June 30, 2010, the remaining undrawn commitment amount under the 2010 Revolving Credit Facility totals approximately $496.3 million after giving effect to outstanding letters of credit totaling approximately $3.7 million.

For additional discussion regarding the 2010 Revolving Credit Facility, please see “Senior Secured Revolving Credit Facility” within the “Certain Indebtedness and Other Matters” section below.

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

As part of the transaction, we agreed to pay Ligand an ongoing royalty through November 2017 and assume payment of Ligand’s royalty obligations to third parties. We paid Ligand a royalty of 15% of net sales of Avinza® until October 2008. Subsequent royalty payments to Ligand are based upon calendar year net sales of Avinza® as follows:

•	If calendar year net sales are less than $200.0 million, the royalty payment will be 5% of all net sales.

•	If calendar year net sales are greater than $200.0 million, then the royalty payment will be 10% of all net sales up to $250.0 million, plus 15% of net sales greater than $250.0 million.

Patient Protection and Affordable Care Act

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. We expect that the new legislation will increase Medicaid rebates paid by us in the future, primarily due to an increase in Medicaid rebate rates, changes to the calculation of Medicaid rebates for new formulations of existing products, and an expansion of Medicaid rebates to products supplied to enrollees of Medicaid managed care organizations. For the full year of 2010, we expect rebates to increase by approximately $10.0 million as a result of the PPACA.

In addition, the PPACA will impose an annual fee on pharmaceutical manufacturers beginning in 2011. The fee will be payable no later than September 30 of each applicable year and will be allocated to pharmaceutical manufacturers based on relative market share.

Other

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and certain other assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we pay Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time. As these additional payments accrue, we increase intangible assets by the amount of the accrual. As of June 30, 2010, we have incurred a total of $13.5 million for these earn-out payments. The aggregate amount of these payments will be approximately $14.2 million and are expected to be incurred by the end of third quarter of 2010.

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

During the fourth quarter of 2005, we entered into a strategic alliance with Pain Therapeutics to develop and commercialize Remoxy® and other opioid painkillers. Under the strategic alliance, we made an upfront cash payment of $150.0 million in December 2005 and made a milestone payment of $5.0 million in July 2006 to Pain Therapeutics. In August 2008, we made milestone payments totaling $20.0 million. In addition, we may pay additional milestone payments of up to $125.0 million in cash based on the successful clinical and regulatory development of Remoxy® and other opioid products. This amount includes $15.0 million upon FDA approval of Remoxy®. In March 2009, we exercised rights under our Collaboration Agreement with Pain Therapeutics and assumed sole control and responsibility for the development of Remoxy®. This includes all communications with the FDA regarding Remoxy® and ownership of the Remoxy® NDA. During the second quarter of 2010, we incurred a $5.0 million expense associated with the modification of our strategic alliance with Pain Therapeutics for Remoxy® and other opioid painkillers which was paid in the third quarter of 2010. The modification reduced the royalty rate on net sales of Remoxy® and other products developed through this alliance for net sales outside the U.S to 10%. We also gained certain rights to the development of other opioid products covered by the collaboration agreement. After regulatory approval and commercialization of Remoxy® or other products developed through this alliance, we will pay a royalty of 15% of the cumulative net sales in the U.S. up to $1.0 billion and 20% of the cumulative net sales in the U.S. over $1.0 billion. We are responsible for research and development expenses related to this alliance, subject to certain limitations set forth in the agreement.

Patent Challenges

Certain generic companies have challenged patents on Skelaxin®, Avinza® and EpiPen®. For additional information, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.” Generic versions of Skelaxin® entered the market early in the second quarter of 2010. Net sales of Skelaxin® have declined significantly and will continue to decline as a result of generic competition. If a generic version of Avinza® or EpiPen® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Six Months
	Ended June 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$48,875	$117,566

Our net cash from operations was lower in the first six months of 2010 than in the first six months of 2009 primarily due to a decrease in net sales of several key branded prescription pharmaceutical products and payment of $42.5 million to the DOJ. Please see the section above entitled “Results of Operations” for a discussion of net sales.

In March 2010, we made a payment of $42.5 million, plus interest of $0.6 million, to the DOJ. For additional information related to the DOJ settlement, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

In addition, we made cash payments related to the Skelaxin® and Alpharma restructuring actions during the first six months of 2009 and 2010 which reduced operating cash flows. For information regarding the restructuring actions, please see Note 13, “Restructuring Activities”, in Part I, Item 1, “Financial Statements.”

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the six months ended June 30, 2010 and 2009:

	For the Six Months
	Ended June 30,
	2010	2009
	(In thousands)

Accounts receivable, net of allowance	$(2,384)	$35,832
Inventories	(16,447)	(3,026)
Prepaid expenses and other current assets	2,604	(9,563)
Accounts payable	(10,253)	(79,475)
Accrued expenses and other liabilities	(89,381)	(48,422)
Income taxes payable	5,553	(17,047)
Deferred revenue	(2,340)	(2,340)
Other assets	(2,142)	734
Deferred taxes	13,102	17,663

Total changes in operating assets and liabilities and deferred taxes	$(101,688)	$(105,644)

Investing Activities

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)

Net cash provided by (used in) investing activities	$89,511	$(26,562)

Our cash flows from investing activities for the first six months of 2010 were primarily due to net sales of our investments in debt securities of $67.9 million and proceeds related to the sale of Kadian® of $40.0 million, partially offset by capital expenditures of $17.3 million. Our cash flows from investing activities for the first six months of 2009 were primarily due to payments made in connection with our acquisition of Alpharma of $70.4 million and capital expenditures of $18.8 million, partially offset by proceeds related to the sale of Kadian® of $34.8 million and proceeds from the sale of debt securities of $32.2 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2010 of approximately $35.0 million to $45.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	For the Six Months Ended June 30,
	2010	2009
	(In thousands)

Net cash used in financing activities	$(100,748)	$(588,377)

Our cash flows from financing activities for the first six months of 2010 are primarily related to payments on long-term debt. During the first quarter of 2010, we made payments of $92.3 million on the 2008 Revolving Credit Facility, which represented full payment of all outstanding borrowings. During the first six months of 2009, we made payments on debt of $585.2 million, which included $385.2 million to redeem the Alpharma Convertible Senior Notes, $134.2 million on the 2008 Revolving Credit Facility and $65.8 million on the Senior Secured Term Facility.

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

Senior Secured Revolving Credit Facility

The 2010 Revolving Credit Facility provides us with aggregate revolving credit commitments of $500.0 million, with a $50.0 million sublimit for the issuance of letters of credit. The 2010 Revolving Credit Agreement also provides for an incremental term loan facility in an aggregate amount of up to $500.0 million. The 2010 Revolving Credit Facility matures on May 11, 2015.

As of June 30, 2010, there were no outstanding borrowings under the 2010 Revolving Credit Facility and letters of credit totaled $3.7 million. The undrawn commitment amount under the 2010 Revolving Credit Facility on June 30, 2010 totals $496.3 million after giving effect to letters of credit.

In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal under the 2008 Revolving Credit Facility. Prior to the termination of the 2008 Revolving Credit Facility, we made payments of $92.3 million on this facility in the first quarter of 2010, which represented full payment on all outstanding borrowings under the facility. During the three and six months ended June 30, 2009, we made payments of $102.1 million and $134.2 million, respectively, on the 2008 Revolving Credit Facility.

In connection with the establishment of the 2010 Revolving Credit Facility, we incurred approximately $4.6 million of new deferred financing costs. During the second quarter of 2010, we expensed $2.3 million of the $4.3 million of deferred financing costs that remained outstanding at the time of the termination of the 2008 Revolving Credit Facility. Therefore, deferred financing costs associated with the 2010 Revolving Credit Facility total $6.7 million and are being amortized over five years.

Our borrowings under the 2010 Revolving Credit Facility will bear interest at annual rates that, at our option, will be either:

•	a base rate generally defined as the sum of (i) the greatest of (a) the prime rate of the Administrative Agent, (b) the federal funds effective rate plus 0.5% and (c) the one-month adjusted LIBO rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) plus 1.0% and (ii) an applicable percentage of 1.50%, 1.75% or 2.00%, depending on our corporate credit rating; or

•	an adjusted LIBO rate generally defined as the sum of (i) the product of (a) the LIBO rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) in effect for the relevant interest period and (b) a fraction, the numerator of which is one and the denominator of which is one minus certain maximum statutory reserves for eurocurrency liabilities and (ii) an applicable percentage of 2.50%, 2.75% or 3.00%, depending on the our corporate credit rating.

If we make any borrowings under the incremental term loan facility, those borrowings will bear interest at annual rates established at the time of such borrowings.

We are required to pay an unused commitment fee on the difference between committed amounts and amounts actually borrowed under the 2010 Revolving Credit Facility equal to an applicable percentage of 0.375% or 0.5% per annum, depending on our corporate credit rating. We are required to pay a letter of credit participation fee based upon the aggregate face amount of outstanding letters of credit equal to an applicable percentage of 2.5%, 2.75% or 3.0% per annum, depending on our corporate credit rating.

The 2010 Revolving Credit Facility contains customary representations and warranties and affirmative covenants. The 2010 Revolving Credit Facility also contains certain covenants that restrict, among other things, our and our subsidiaries’ ability to incur additional indebtedness, permit certain liens to exist on assets, enter into sale and leaseback transactions, make investments, loans and advances, undertake acquisitions, mergers and consolidations, sell assets, make dividend and other restricted payments, enter into transactions with affiliates, prepay, redeem or repurchase other indebtedness and make capital expenditures, in each case, subject to certain exceptions.

The 2010 Revolving Credit Facility also requires us to meet the following financial tests:

•	maintenance of a minimum consolidated EBITDA to consolidated interest expense ratio for periods of four consecutive fiscal quarters of 3.50 to 1; and

•	maintenance of a maximum total funded debt to consolidated EBITDA ratio of 3.0 to 1.

As of June 30, 2010, we were in compliance with these covenants.

The 2010 Revolving Credit Facility also contains customary events of default, including events of default based on failures to make payments as and when required under the 2010 Revolving Credit Facility, breaches of representations, warranties and covenants, defaults under certain other material indebtedness, the occurrence of certain bankruptcy and insolvency events related to us and certain of our subsidiaries, the levy of judgments in excess of specified amounts, the occurrence of certain ERISA events, certain impairments to the guarantees of our obligations under the credit facility, certain impairments of the security interests granted by us and the subsidiary guarantors in connection with the 2010 Revolving Credit Facility and a change in control.

Our obligations under the 2010 Revolving Credit Facility are guaranteed by each of our domestic subsidiaries and secured by pledges by us of certain of our assets, including equity interests in certain of our subsidiaries and intellectual property.

Impact of Inflation

We have experienced only moderate raw material and labor price increases in recent years. In general, the price increases we have passed along to our customers have offset inflationary pressures.

Recently Issued Accounting Standards

For information regarding recently issued accounting standards, please see Note 10, “Accounting Developments”, in Part I, Item 1, “Financial Statements.”

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

The gross carrying amount and accumulated amortization as of June 30, 2010 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$290,367	$89,154	$201,213
Skelaxin®	288,049	288,049	—
Sonata®	61,961	61,961	—
Flector® Patch	130,000	17,727	112,273

Neuroscience	770,377	456,891	313,486

Synercid®	70,959	50,773	20,186
Other hospital	8,442	6,883	1,559

Hospital	79,401	57,656	21,745

Bicillin®	92,350	36,823	55,527
Other legacy products	324,035	283,396	40,639

Legacy products	416,385	320,219	96,166

Total Branded	1,266,163	834,766	431,397

Alpharma Animal Health	169,945	14,446	155,499
Meridian Auto-Injector	186,764	53,997	132,767
Royalties and other	3,731	3,532	199

Total intangible assets	$1,626,603	$906,741	$719,862

The amounts of impairments and amortization expense for the three months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$6,782	$—	$6,638
Skelaxin®	—	19,979	—	20,041
Flector® Patch	—	2,954	—	2,955

Neuroscience	—	29,715	—	29,634

Synercid®	—	1,443	—	1,484
Other hospital	—	75	—	76

Hospital	—	1,518	—	1,560

Bicillin®	—	926	—	925
Other legacy products	—	1,430	—	1,430

Legacy products	—	2,356	—	2,355

Total Branded	—	33,589	—	33,549

Alpharma Animal Health	—	2,405	—	2,411
Meridian Auto-Injector	—	2,208	—	2,062
Royalties and other	—	11	—	127

Total	$—	$38,213	$—	$38,149

The amounts of impairments and amortization expense for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended		Six Months Ended
	June 30, 2010		June 30, 2009
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$13,557	$—	$13,276
Skelaxin®	—	43,226	—	40,082
Flector® Patch	—	5,909	—	5,910

Neuroscience	—	62,692	—	59,268

Synercid®		2,885	—	2,968
Other hospital	—	151	—	152

Hospital	—	3,036	—	3,120

Bicillin®		1,851	—	1,850
Other legacy products	—	2,860	—	2,860

Legacy products	—	4,711	—	4,710

Total Branded	—	70,439	—	67,098

Alpharma Animal Health	—	4,813	—	4,819
Meridian Auto-Injector	—	4,376	—	4,097
Royalties and other	—	22	—	313

Total	$—	$79,650	$—	$76,327

Remaining Life at
June 30, 2010

Skelaxin®	—
Avinza®	7 years 5 months
Synercid®	3 years 6 months
Bicillin®	15 years
Flector® Patch	9 years 6 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks, Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns,

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

•	Investments in debt securities. Prior to the end of the first quarter of 2008, we undertook investments in debt securities. Tax-exempt auction rate securities are long-term variable rate bonds tied to short-term interest rates that are reset through an auction process generally every 7, 28 or 35 days. On February 11, 2008, we began to experience auction failures with respect to our investments in auction rate securities. All of our investments in auction rate securities have experienced multiple failed auctions. We will not be able to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we measure these investments using unobservable inputs.

The fair value of investments in debt securities is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. The discount rate is determined as the loss-adjusted required rate of return using public information such as spreads or near risk-free to risk-free assets. The expected term is based on our estimate of future liquidity as of the balance sheet date.

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

Forward-looking statements in this report include, but are not limited to, those regarding:

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin®, Avinza® and EpiPen® patent challenges and litigation, and other legal proceedings described in this report;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza®, EpiPen® and Adenoscan®;

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Skelaxin®, Avinza®, Thrombin-JMI®, Flector® Patch, Embeda®, Levoxyl® and Cytomel®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources and our ability to enter into borrowing arrangements in the future;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the timing or outcomes of regulatory processes or the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings; and

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities.

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

We are exposed to market risk for changes in the market values of some of our investments (“Investment Risk”), the effect of interest rate changes (“Interest Rate Risk”) and the effect of changes in foreign currency exchange rates (“Foreign Currency Exchange Rate Risk”). At June 30, 2010, we held derivative financial instruments associated with the Convertible Senior Notes. There have been no material changes in our exposure to these items since our disclosure under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, except that (i) we fully repaid all borrowings under the 2008 Revolving Credit Facility in the first quarter of 2010, which carried a variable rate of interest, and (ii) we terminated the 2008 Revolving Credit Facility and entered into the 2010 Revolving Credit Facility in the second quarter of 2010. For additional information, please see “Senior Secured Revolving Credit Facility” within “Certain Indebtedness and Other Matters”, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

Item 1A.	Risk Factors

We have disclosed a number of material risks under Item 1A of our annual report on Form 10-K for the year ended December 31, 2009, which we filed with the Securities and Exchange Commission on February 26, 2010. Please also see the additional risk factor below.

Net sales of Skelaxin® will decline significantly as the result of competition from generic products.

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two Skelaxin® patents, and the Court entered judgment against the Company in June 2009. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early in the second quarter of 2010, including an authorized generic sold by CorePharma. The Company’s net sales of Skelaxin® have declined significantly and will continue to decline as a result of this competition from generic products.

Item 6.	Exhibits

Exhibit
Number		Description

3.1		Third Amended and Restated Charter of King Pharmaceuticals, Inc., as amended June 2, 2010
3.2		Second Amended and Restated Bylaws of King Pharmaceuticals, Inc., as amended June 29, 2010
10.1		Credit Agreement, dated as of May 11, 2010, among King Pharmaceuticals, Inc., the Lenders Named Therein, Credit Suisse AG, as Administrative Agent, as Collateral Agent and as Swingline Lender, Credit Suisse Securities (USA) LLC, Bank of America, N.A., DnBNOR Bank ASA, SunTrust Bank and U.S. Bank National Association, as Co-Syndication Agents, Credit Suisse Securities (USA) LLC, as Sole Arranger and Sole Bookrunner
10	.2*	Letter Amendment to License and Collaboration Agreements, dated June 25, 2010, between Pain Therapeutics, Inc. and King Pharmaceuticals, Inc.
10.3		King Pharmaceuticals, Inc. Form of Indemnification Agreement for Directors
10.4		King Pharmaceuticals, Inc. Form of Indemnification Agreement for Officers
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	XBRL Taxonomy Definition Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
President and Chief Executive Officer

Date: August 9, 2010

By:	/s/ Joseph Squicciarino
Joseph Squicciarino
Chief Financial Officer

Date: August 9, 2010