Form 10-Q
period 2010-09-30
KING PHARMACEUTICALS INC
filed 2010-11-05
CIK 1047699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Number of shares outstanding of Registrant’s common stock as of November 2, 2010: 249,968,580

		Page

PART I — Financial Information
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Changes in Shareholders’ Equity and Other Comprehensive Income	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	60
Item 4.	Controls and Procedures	60

PART II — Other Information
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 6.	Exhibits	62
Signatures		63
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$697,520	$545,312
Investments in debt securities	—	29,258
Marketable securities	919	2,100
Accounts receivable, net of allowance of $2,790 and $3,401	215,876	210,256
Inventories	198,382	182,291
Deferred income tax assets	83,979	83,675
Income taxes receivable	9,687	16,091
Prepaid expenses and other current assets	21,917	60,860

Total current assets	1,228,280	1,129,843

Property, plant and equipment, net	368,173	391,839
Intangible assets, net	703,210	794,139
Goodwill	466,283	467,613
Deferred income tax assets	232,246	264,162
Investments in debt securities	155,337	218,608
Other assets (includes restricted cash of $15,913 and $15,900)	57,484	56,496
Assets held for sale	6,567	5,890

Total assets	$3,217,580	$3,328,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,085	$86,692
Accrued expenses	205,338	320,992
Short-term debt	3,647	3,662
Current portion of long-term debt	—	85,550

Total current liabilities	301,070	496,896

Long-term debt	346,576	339,016
Other liabilities	123,406	123,371

Total liabilities	771,052	959,283

Commitments and contingencies (Note 9)
Shareholders’ equity	2,446,528	2,369,307

Total liabilities and shareholders’ equity	$3,217,580	$3,328,590

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Revenues:
Net sales	$340,220	$451,417	$1,046,151	$1,296,048
Royalties	34,326	11,932	80,153	41,346

Total revenues	374,546	463,349	1,126,304	1,337,394

Operating costs and expenses:
Cost of revenues, exclusive of depreciation and amortization shown below	132,651	162,797	378,732	469,829

Selling, general and administrative	114,341	135,742	386,645	394,907
Merger and acquisition related costs	1,147	—	1,147	6,733

Total selling, general and administrative expense	115,488	135,742	387,792	401,640

Research and development	25,666	22,640	87,164	71,098
Depreciation and amortization	32,679	53,349	143,857	159,560
Restructuring charges (Note 13)	15	1,653	5,129	51,178
Gain on asset held for sale	(677)	—	(677)	—

Total operating costs and expenses	305,822	376,181	1,001,997	1,153,305

Operating income	68,724	87,168	124,307	184,089

Other income (expense):
Interest income	400	1,027	1,296	5,321
Interest expense	(7,293)	(22,218)	(23,508)	(72,913)
Gain on Kadian® (Note 6)	—	—	12,500	—
(Loss) gain on investments	(2,476)	521	(3,099)	(826)
Loss on early extinguishment of debt	—	—	(2,252)	—
Other, net	2,239	1,526	283	2,859

Total other expense	(7,130)	(19,144)	(14,780)	(65,559)

Income before income taxes	61,594	68,024	109,527	118,530
Income tax expense	22,374	25,536	47,850	48,829

Net income	$39,220	$42,488	$61,677	$69,701

Net income per common share:
Basic net income per common share	$0.16	$0.17	$0.25	$0.29

Diluted net income per common share	$0.16	$0.17	$0.25	$0.28

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
AND OTHER COMPREHENSIVE INCOME
(In thousands, except share data)
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total

Balance at December 31, 2008	246,487,232	$1,391,065	$871,021	$(28,287)	$2,233,799
Adoption of new accounting standard, net of taxes of $396 (Note 3)	—	—	646	(646)	—
Comprehensive income:
Net income	—	—	69,701	—	69,701
Reclassification of unrealized losses on investments in debt securities, net of taxes of $542	—	—	—	885	885
Net unrealized gain on marketable securities, net of taxes of $539	—	—	—	880	880
Net unrealized gain on investments in debt securities, net of taxes of $3,354	—	—	—	5,472	5,472
Foreign currency translation	—	—	—	3,227	3,227

Total comprehensive income					80,165
Stock-based award activity	1,739,351	22,811	—	—	22,811

Balance at September 30, 2009	248,226,583	$1,413,876	$941,368	$(18,469)	$2,336,775

Balance at December 31, 2009	248,444,711	$1,421,489	$963,620	$(15,802)	$2,369,307
Comprehensive income:
Net income	—	—	61,677	—	61,677
Reclassification of unrealized losses on investments in debt securities, net of taxes of $399	—	—	—	(638)	(638)
Net unrealized loss on marketable securities, net of taxes of $344	—	—	—	(836)	(836)
Net unrealized gain on investments in debt securities, net of taxes of $1,645	—	—	—	2,631	2,631
Foreign currency translation	—	—	—	(4,896)	(4,896)

Total comprehensive income					57,938
Stock-based award activity	1,479,576	19,283	—	—	19,283

Balance at September 30, 2010	249,924,287	$1,440,772	$1,025,297	$(19,541)	$2,446,528

See accompanying notes.

KING PHARMACEUTICALS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash flows provided by operating activities	$139,624	$262,164

Cash flows from investing activities:
Transfers to restricted cash	(13)	(69)
Proceeds from maturities and sales of investments in debt securities	95,895	38,473
Purchases of property, plant and equipment	(22,835)	(29,608)
Proceeds from sale of property and equipment	252	337
Proceeds from sale of Kadian®	47,500	59,800
Acquisition of Alpharma	—	(70,230)
Forward foreign exchange contracts	—	(8,906)
Purchases of intellectual property and product rights	(3,738)	(2,186)

Net cash provided by (used in) investing activities	117,061	(12,389)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,723	1,742
Net payments related to stock-based award activity	(5,003)	(3,554)
Payments on debt	(92,276)	(710,429)
Debt issuance costs	(4,621)	(1,313)

Net cash used in financing activities	(100,177)	(713,554)

Effect of exchange rate changes on cash	(4,300)	3,535

Increase (decrease) in cash and cash equivalents	152,208	(460,244)
Cash and cash equivalents, beginning of period	545,312	940,212

Cash and cash equivalents, end of period	$697,520	$479,968

See accompanying notes.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(In thousands, except share and per share data)
(Unaudited)

1.	General

The accompanying unaudited Condensed Consolidated Financial Statements of King Pharmaceuticals, Inc. (“King” or the “Company”) were prepared by the Company in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of items of a normal recurring nature) considered necessary for a fair presentation are included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The year-end Condensed Consolidated Balance Sheet included in this Form 10-Q was derived from the audited Consolidated Financial Statements, but does not include all disclosures required by generally accepted accounting principles.

These unaudited Condensed Consolidated Financial Statements include the accounts of King and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain amounts from the prior Condensed Consolidated Financial Statements have been reclassified to conform to the presentation adopted in 2010.

2.	Earnings Per Share

Basic and diluted income per common share were determined using the following share data:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic net income per common share:
Weighted average common shares	245,982,811	244,963,911	245,658,409	244,515,264

Diluted net income per common share:
Weighted average common shares	245,982,811	244,963,911	245,658,409	244,515,264
Effect of stock options	167,360	115,844	364,925	47,087
Effect of dilutive share awards	3,616,481	3,185,797	3,646,116	2,807,487

Weighted average common shares	249,766,652	248,265,552	249,669,450	247,369,838

For the three months ended September 30, 2010, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share, included options to purchase 6,532,380 shares of common stock, 616,614 restricted stock awards (“RSAs”) and 872,720 long-term performance units (“LPUs”). For the nine months ended September 30, 2010, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share, included options to purchase 5,083,569 shares of common stock, 504,743 RSAs and 619,206 LPUs. For the three months ended September 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share, included options to purchase 5,010,109 shares of common stock and 138,640 LPUs. For the nine months ended September 30, 2009, the weighted average shares that were anti-dilutive, and therefore excluded from the calculation of diluted income per common share included options to purchase 6,356,694 shares of common stock, 202,632 RSAs and 221,362 LPUs. The 1 1/4% Convertible Senior Notes due April 1, 2026, the “Convertible Senior Notes”, could be converted into the Company’s common stock in the future, subject to certain contingencies. Shares of the Company’s common stock associated with this right of conversion were excluded from the calculations of diluted

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income per common share because the conversion price of the notes was greater than the average market price of the Company’s common stock during the three and nine months ended September 30, 2009 and 2010.

3.	Fair Value Measurements

Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The Company’s cash and cash equivalents consisted of institutional money market funds. There were no cumulative unrealized holding gains or losses associated with these money market funds as of September 30, 2010 and December 31, 2009.

Derivatives.  During 2009 the Company had forward foreign exchange contracts outstanding on certain non-U.S. cash balances. The forward exchange contracts were not designated as hedges. The Company recorded these contracts at fair value, and changes in fair value were recognized in current earnings. All foreign exchange contracts expired during 2009.

The terms of certain of the Company’s prior credit agreements required the Company to maintain hedging agreements that fixed the interest rates on 50% of the Company’s total outstanding long-term debt. Accordingly, in March 2009 the Company entered into an interest rate swap agreement with an aggregate notional amount of $112,500, which was scheduled to expire in March 2011. The interest rate swap was designated as a cash flow hedge and was being used to offset the overall variability of cash flows. For a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the period during which the hedged transaction affects earnings. As a result of the reduction of its variable rate long-term debt beginning in the third quarter of 2009, more than 50% of the Company’s outstanding long-term debt was at fixed rates and therefore an interest rate swap was no longer required. The Company terminated the interest rate swap in the third quarter of 2009 for $838 and recognized the cost as interest expense in the accompanying Condensed Consolidated Statement of Operations.

The following tables summarize the effect of derivative instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
		Gain or (Loss)			Gain or (Loss)
	Gain or (Loss)	Reclassified from			Reclassified from
	in Other	Accumulated		Gain or (Loss)	Accumulated
	Comprehensive	Other		in Other	Other
	Income	Comprehensive	Gain or (Loss)	Comprehensive	Comprehensive	Gain or (Loss)
	on	Income into	Recorded	Income on	Income into	Recorded
	Derivative	Income	in Income	Derivative	Income	in Income
Derivatives in Cash Flow	(Effective	(Effective	(Ineffective	(Effective	(Effective	(Ineffective
Hedging Relationships	Portion)	Portion)	Portion)	Portion)	Portion)	Portion)

Interest rate swap	$—	$(232)	$(606)	$—	$(232)	$(606)

		Three Months Ended	Nine Months Ended
		September 30, 2009	September 30, 2009
Derivatives not Designated as		Gain or (Loss) Recognized	Gain or (Loss) Recognized
Hedging Instruments		in Income on Derivative	in Income on Derivative

Foreign currency contracts	Other Income	$(5,789)	$(5,360)

Marketable Securities.  As of September 30, 2010 and December 31, 2009, the Company’s investment in marketable securities consisted solely of Palatin Technologies, Inc. common stock with a cost basis of $511. The cumulative unrealized holding gain in this investment was $408 and $1,589, respectively, as of September 30, 2010 and December 31, 2009.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. The Company will not be able to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or it is purchased by a buyer outside the auction process.

The Company classified auction rate securities as available-for-sale at the time of purchase. Temporary gains or losses are included in accumulated other comprehensive income (loss). Other-than-temporary credit losses are included in (Loss) gain on investments in the Condensed Consolidated Statements of Operations. Non-credit related other-than-temporary losses are recorded in accumulated other comprehensive income (loss), as the Company has no intent to sell the securities and believes that it is more likely than not that it will not be required to sell the securities prior to recovery.

As of September 30, 2010 and December 31, 2009, the par value of the Company’s investments in debt securities was $184,975 and $281,525, respectively, and consisted solely of tax-exempt auction rate securities associated with municipal bonds and student loans. The Company has not invested in any mortgage-backed securities or any securities backed by corporate debt obligations. The Company’s investment policy requires it to maintain an investment portfolio with a high credit quality. Accordingly, the Company’s investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

Excluding the municipal bond discussed below, as of September 30, 2010, there were cumulative unrealized holding losses of $21,388 recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet associated with investments in debt securities with a par value of $169,975, which were classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than 12 months. As of September 30, 2010, the Company believed the decline associated with the underlying securities was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

As of April 1, 2009, the Company adopted a new statement of the Financial Accounting Standards Board (“FASB”) that provides guidance in determining whether impairments in debt securities are other-than-temporary, and modifies the presentation and disclosures surrounding such instruments. During the fourth quarter of 2008, the Company recognized unrealized losses of $6,832 in Other income (expense) for a municipal bond with a par value of $15,000 for which the holding losses were determined to be other-than-temporary. The Company determined that $1,042 (or $646 net-of-tax) of this previously recognized loss was non-credit related. Upon the adoption of this statement, the Company was required to reclassify this non-credit related loss from retained earnings to accumulated other comprehensive income (loss). During the third quarter of 2010, the Company recognized $2,460 of additional other-than-temporary credit losses related to this municipal bond.

During the third quarter of 2010, the Company sold an auction rate security associated with student loans with a par value of $500 for $485 to the issuer and realized a loss of $15 in the Condensed Consolidated Statements of Operations. During the first quarter of 2010, the Company sold certain auction rate securities associated with student loans with a par value of $8,000 for $7,360 to the issuer and realized a loss of $640 in the Condensed Consolidated Statements of Operations. During the second quarter of 2009, the Company sold certain auction rate securities associated with student loans with a par value of $20,350 for $18,923 to the issuer and realized a loss of $1,427 in the Condensed Consolidated Statements of Operations. The Company has not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statements of Operations.

During the fourth quarter of 2008, the Company accepted an offer from UBS Financial Services, Inc. (“UBS”) providing the Company the right to sell to UBS at par value certain auction rate securities during the period from June 30, 2010 to July 2, 2012 (the “right”). During the second quarter of 2010, the Company notified UBS of its intent to sell the auction rate securities related to this offer. During the third quarter of 2010, the Company sold all the auction rate securities that were included in the UBS right for par value of $18,200. The Company did not

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognize any gain or loss on the exercise of the right and the sale of the securities. At December 31, 2009, the Company held auction rate securities related to this offer with a par value of $32,500. The Company elected the fair value option to account for this right. As a result, gains and losses associated with this right were recorded in Other income (expense) in the Condensed Consolidated Statements of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of December 31, 2009, the fair value of the right to sell the auction rate securities to UBS at par was $3,226. With respect to this right, the Company recognized unrealized losses of $1,854 and $3,226 during the third quarter and first nine months of 2010, respectively, and an unrealized gain of $44 and an unrealized loss of $413 during the third quarter and first nine months of 2009 respectively, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

In addition, during the fourth quarter of 2008, the Company reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of December 31, 2009, the fair value of the investments in debt securities classified as trading was $29,258. The Company recognized unrealized gains related to these securities of $1,854 and $3,242 during the third quarter and first nine months of 2010, respectively, and $477 and $1,014 during the third quarter and first nine months of 2009, respectively, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2010, the Company had classified all of its auction rate securities as long-term assets.

The following tables summarize the Company’s assets that are measured at fair value on a recurring basis:

		Fair Value Measurements at September 30, 2010 Using
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	09/30/2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$664,391	$664,391	$—	$—
U.S. Government Securities	4,139	4,139	—	—
Marketable Securities	919	919	—	—
Investments in Debt Securities	155,337	—	6,750	148,587

Total Assets	$824,786	$669,449	$6,750	$148,587

		Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in	Significant Other	Significant
	Total	Active Markets for	Observable	Unobservable
	Fair Value at	Identical Assets	Inputs	Inputs
Description	12/31/2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Money Market Funds	$518,950	$518,950	$—	$—
U.S. Government Securities	4,138	4,138	—	—
Marketable Securities	2,100	2,100	—	—
Investments in Debt Securities	247,866	—	—	247,866
Right to Sell Debt Securities	3,226	—	—	3,226

Total Assets	$776,280	$525,188	$—	$251,092

The fair value of marketable securities within the Level 1 classification is based on the quoted price for identical securities in an active market as of the valuation date.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of investments in debt securities within the Level 2 classification is based on observed market trading activity for securities with similar terms and characteristics.

The fair value of investments in debt securities within the Level 3 classification is based on a trinomial discount model. This model considers the probability at the valuation date of three potential occurrences for each auction event through the maturity date of the security. The three potential outcomes for each auction are (i) successful auction/early redemption, (ii) failed auction and (iii) issuer default. Inputs in determining the probabilities of the potential outcomes include, but are not limited to, the security’s collateral, credit rating, insurance, issuer’s financial standing, contractual restrictions on disposition and the liquidity in the market. The fair value of each security is determined by summing the present value of the probability-weighted future principal and interest payments determined by the model. As of September 30, 2010, the Company assumed a weighted average discount rate of 3.9% and expected terms which are generally less than five years. The discount rate was determined as the loss-adjusted required rate of return using public information such as spreads on near risk-free to risk-free assets. The expected term is based on the Company’s estimate of future liquidity as of September 30, 2010. Transfers out of Level 3 classification occur when public call notices have been announced by the issuer prior to the date of the valuation or when observable market trading activity for securities with similar terms and characteristics is available.

The following table provides a reconciliation of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	2010	2009

Beginning balance, January 1	$251,092	$361,913
Total gains (losses) (realized/unrealized)
Included in earnings	(872)	(823)
Included in other comprehensive income (loss)	927	(4,300)
Settlements	(16,810)	(8,000)
Transfers into (out of) Level 3	(3,750)	1,700

Ending balance, March 31	$230,587	$350,490

Total gains (losses) (realized/unrealized)
Included in earnings	249	(524)
Included in other comprehensive income (loss)	4,441	13,781
Settlements	(51,050)	(25,650)
Transfers into (out of) Level 3	3,750	700

Ending balance, June 30	$187,977	$338,797

Total gains (losses) (realized/unrealized)
Included in earnings	(2,476)	521
Included in other comprehensive income (loss)	(2,129)	2,201
Settlements	(28,035)	(6,250)
Transfers into (out of) Level 3	(6,750)	—

Ending balance, September 30	$148,587	$335,269

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

Inventories consist of the following:

	September 30,	December 31,
	2010	2009

Raw materials	$62,033	$62,054
Work-in-process	38,718	29,979
Finished goods (including $2,017 and $3,908 of sample inventory, respectively)	142,226	126,705

	242,977	218,738
Inventory valuation allowance	(44,595)	(36,447)

Total inventories	$198,382	$182,291

5.	Property, Plant and Equipment

During the first quarter of 2009, the Company classified as held for sale a pharmaceutical facility which was acquired as a result of the acquisition of Alpharma Inc., now Alpharma LLC (“Alpharma”). The facility is recorded at estimated fair value less cost to sell. The Company finalized its determination of fair value of this asset in the first quarter of 2009, reduced the value by $3,600 and adjusted goodwill accordingly. During the fourth quarter of 2009, the Company further reduced the fair value of this asset based on management’s estimate of current market conditions and incurred an asset impairment charge of $2,010. During the third quarter of 2010, the Company recorded a gain of $677 based on the estimated fair value of this asset at September 30, 2010. During October 2010, the Company sold this facility for $6,567.

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

The Company recorded a receivable of $115,000 at the time of the divestiture, reflecting the present value of the estimated future purchase price payments from Actavis LLC. The Company recorded a gain of $12,500 in the second quarter of 2010 as a result of the divestiture. In accordance with the agreement, quarterly payments were received one quarter in arrears. During the third quarter and first nine months of 2010, the Company received $7,500 and $47,500, respectively, from Actavis LLC related to gross profit from sales during the fourth quarter of 2009 and the first six months of 2010.

Skelaxin® Authorized Generic

In January 2008, the Company entered into an agreement with CorePharma, LLC (“CorePharma”) granting CorePharma a license to launch an authorized generic version of Skelaxin® under certain conditions. In accordance with this agreement, the Company receives a fee based on CorePharma’s gross profit, as defined by the agreement, of the authorized generic product. During the second and third quarters of 2010, the Company recognized revenue of $25,624 and $25,223, respectively, related to the gross profit of the CorePharma Skelaxin® authorized generic which is recorded in royalties. In addition, the Company sells the related active pharmaceutical ingredient to CorePharma for their manufacture of the authorized generic.

7.	Intangible Assets and Goodwill

Intangible assets consist primarily of patents, licenses, trademarks and product rights. A summary of the gross carrying amount and accumulated amortization is as follows:

	September 30, 2010		December 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Branded prescription pharmaceuticals	$1,266,936	$848,402	$1,264,250	$764,327
Alpharma Animal Health	170,083	16,852	170,000	9,633
Meridian Auto-Injector	187,536	56,279	183,249	49,621
Royalties and other	3,731	3,543	3,731	3,510

Total intangible assets	$1,628,286	$925,076	$1,621,230	$827,091

Amortization expense for the three months ended September 30, 2010 and 2009 was $18,335 and $38,011, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was $97,985 and $114,338, respectively.

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two Skelaxin® patents. In June 2009, the Court entered judgment against the Company. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the second quarter of 2010. The Company’s sales of Skelaxin® have declined significantly and will continue to decline as a result of generic competition. Net sales of Skelaxin® were $400,998 in 2009 and $6,781 and $103,017, respectively, in the three and nine months ended September 30, 2010. According to IMS America, Ltd. weekly prescription data, for the week ending October 22, 2010, generic competitors have garnered approximately 85% of the prescriptions in the metaxalone market. The intangible assets associated with Skelaxin® were fully amortized in the second quarter of 2010. The amortization expense associated with Skelaxin® in the first six months of 2010 was $43,226.

For additional information regarding Skelaxin® litigation, please see Note 9.

Goodwill at September 30, 2010 and December 31, 2009 is as follows:

	Branded Prescription	Alpharma	Meridian
	Pharmaceuticals	Animal Health	Auto-Injector
	Segment	Segment	Segment	Total

Goodwill at December 31, 2009	$267,024	$92,179	$108,410	$467,613
Adjustment to Alpharma acquisition	—	(1,330)	—	(1,330)

Goodwill at September 30, 2010	$267,024	$90,849	$108,410	$466,283

8.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009

Convertible senior notes	$346,576	$332,305
Senior secured revolving credit facility	—	92,261

Total long-term debt	346,576	424,566
Less current portion	—	85,550

Long-term portion	$346,576	$339,016

Convertible Senior Notes

At September 30, 2010, the Company has $400,000 of Convertible Senior Notes outstanding. The liability and equity components of the Convertible Senior Notes have been separately accounted for in a manner that reflects the Company’s nonconvertible debt borrowing rate at the date of issuance. The debt component is being amortized through March 31, 2013.

A summary of the gross carrying amount, unamortized debt cost and the net carrying amount of the liability component is as follows:

	September 30,	December 31,
	2010	2009

Gross carrying amount	$400,000	$400,000
Unamortized debt discount	53,424	67,695

Net carrying amount	$346,576	$332,305

Senior Secured Revolving Credit Facility

On May 11, 2010, the Company entered into a new $500,000 five-year Senior Secured Revolving Credit Facility (“2010 Revolving Credit Facility”) with Credit Suisse AG, as Administrative Agent (the “Administrative Agent”) and terminated the existing $475,000 Senior Secured Revolving Credit Facility (“2008 Revolving Credit

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Facility”) entered into April 19, 2007 and amended December 5, 2008, which was scheduled to mature in April 2012. The 2010 Revolving Credit Facility provides the Company with aggregate revolving credit commitments of $500,000, with a $50,000 sublimit for the issuance of letters of credit. The 2010 Revolving Credit Facility also provides for an incremental term loan facility in an aggregate amount of up to $500,000. The 2010 Revolving Credit Facility matures on May 11, 2015.

The undrawn commitment amount under the 2010 Revolving Credit Facility on September 30, 2010 totals $496,291 after giving effect to letters of credit totaling $3,709.

Prior to the termination of the 2008 Revolving Credit Facility, the Company made payments of $92,261 on this facility in the first quarter of 2010, which represented full payment on all outstanding borrowings under the facility. During the three and nine months ended September 30, 2009, the Company made payments of $18,584 and $152,769, respectively, on the 2008 Revolving Credit Facility.

In connection with the establishment of the 2010 Revolving Credit Facility, the Company incurred approximately $4,622 of new deferred financing costs. During the second quarter of 2010, the Company expensed $2,252 of the $4,287 of deferred financing costs that remained outstanding at the time of the termination of the 2008 Revolving Credit Facility. Therefore, deferred financing costs associated with the 2010 Revolving Credit Facility total $6,657 and are being amortized over five years.

The Company’s borrowings under the 2010 Revolving Credit Facility will bear interest at annual rates that, at the Company’s option, will be either:

•	a base rate generally defined as the sum of (i) the greatest of (a) the prime rate of the Administrative Agent, (b) the federal funds effective rate plus 0.5% and (c) the one-month adjusted London Interbank Offered (“LIBO”) rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) plus 1.0% and (ii) an applicable percentage of 1.50%, 1.75% or 2.00%, depending on the Company’s corporate credit rating; or

•	an adjusted LIBO rate generally defined as the sum of (i) the product of (a) the LIBO rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) in effect for the relevant interest period and (b) a fraction, the numerator of which is one and the denominator of which is one minus certain maximum statutory reserves for eurocurrency liabilities and (ii) an applicable percentage of 2.50%, 2.75% or 3.00%, depending on the Company’s corporate credit rating.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 2010 Revolving Credit Facility also requires the Company to meet the following financial tests:

•	maintenance of a minimum consolidated EBITDA to consolidated interest expense ratio for periods of four consecutive fiscal quarters of 3.50 to 1; and

•	maintenance of a maximum total funded debt to consolidated EBITDA ratio of 3.0 to 1.

The 2010 Revolving Credit Facility also contains customary events of default, including events of default based on failures to make payments as and when required under the 2010 Revolving Credit Facility, breaches of representations, warranties and covenants, defaults under certain other material indebtedness, the occurrence of certain bankruptcy and insolvency events related to the Company and certain of its subsidiaries, the levy of judgments in excess of specified amounts, the occurrence of certain ERISA events, certain impairments to the guarantees of the Company’s obligations under the credit facility, certain impairments of the security interests granted by the Company and the subsidiary guarantors in connection with the 2010 Revolving Credit Facility and a change in control of the Company.

The Company’s obligations under the 2010 Revolving Credit Facility are guaranteed by each of the Company’s domestic subsidiaries and secured by pledges by the Company of certain of its assets, including equity interests in certain of the Company’s subsidiaries and intellectual property.

Senior Secured Term Facility

In connection with the acquisition of Alpharma on December 29, 2008, the Company entered into a $200,000 Senior Secured Term Facility with a maturity date of December 28, 2012. The Company borrowed $200,000 under the Senior Secured Term Facility and received proceeds of $192,000, net of the discount at issuance. During the three and nine months ended September 30, 2009, the Company made payments of $105,489 and $171,305, respectively, on its Senior Secured Term Facility. During the fourth quarter of 2009, the Company completed its repayment obligations under the facility.

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

Legal Proceedings Related to the Pfizer Transaction

Since the announcement on October 12, 2010 of the Company’s entry into an agreement and plan of merger with Pfizer Inc. and a wholly-owned subsidiary of Pfizer Inc. (“Pfizer”) (see Note 15, “Subsequent Event”), a

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of putative class action lawsuits have been filed in federal and state court in Tennessee by purported shareholders of the Company on behalf of themselves and other shareholders of the Company. The complaints name as defendants the Company and its directors and, in certain cases, Pfizer.

The complaints variously allege, among other things, that the Company’s directors breached their fiduciary duties to shareholders of the Company in connection with the Company’s entry into the agreement and plan of merger with Pfizer. Certain of the complaints also allege that the Company and/or Pfizer aided and abetted the directors’ purported breaches of fiduciary duties. The complaints seek, among other things, class action status, an order enjoining the proposed transaction, and attorneys’ fees and expenses.

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

Pursuant to the Hatch-Waxman Act, the filing of the suits against Eon Labs provided the Company with an automatic stay of FDA approval of Eon Labs’ ANDA for its proposed 400 mg and 800 mg products for 30 months (unless the patents are held invalid, unenforceable or not infringed) from no earlier than November 18, 2002 and November 3, 2004, respectively. The 30-month stay of FDA approval for Eon Labs’ ANDA for its proposed 400 mg product expired in May 2005 and Eon Labs subsequently withdrew its 400 mg ANDA in September 2006. The 30-month stay of FDA approval for Eon Labs’ 800 mg product was tolled by the Court from January 10, 2005 to April 30, 2007, and the stay expired in early August 2009. On April 30, 2007, Eon Labs’ 400 mg case was dismissed

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without prejudice, although Eon Labs’ claim for fees and expenses was severed and consolidated with Eon Labs’ 800 mg case. On August 27, 2007, Eon Labs served a motion for summary judgment on the issue of infringement. The Court granted the Company discovery for purposes of responding to Eon’s motion until March 14, 2008 and set a briefing schedule. On March 7, 2008, the Company filed a letter with the Court regarding Eon Labs’ inability to adhere to the discovery schedule and the Court took Eon Labs’ motion for summary judgment on the issue of infringement off the calendar. Subsequently, Eon Labs filed an amended motion for summary judgment on the issue of infringement on April 4, 2008. Eon Labs also filed a motion for summary judgment on the issue of validity on April 16, 2008. On May 8, 2008, Eon Labs filed amended pleadings. On May 22, 2008, the Company moved to dismiss certain defenses and counterclaims. On June 6, 2008, the Company responded to Eon Labs’ motion for summary judgment on the issue of validity. On January 20, 2009, the Court issued an order ruling invalid the ‘128 and ‘102 patents. The order was issued without the benefit of a hearing in response to Eon Labs’ motion for summary judgment. The order also allowed Eon Labs to pursue its claim for exceptional case, and on March 31, 2009, Eon Labs filed its motion for this purpose, which was fully briefed by the parties. On September 2, 2010, the Court dismissed all of Eon Labs’ pending counterclaims. On September 10, 2010, the Court denied Eon Labs’ motion for exceptional case. On May 20, 2009, Eon Labs asked for entry of final judgment, and on June 4, 2009, the Court granted this request. On July 1, 2009, the Company filed a notice of appeal to the Court of Appeals for the Federal Circuit of the Court’s entry of judgment. On July 2, 2009, Elan did the same. The appeals were docketed by the Federal Circuit on July 10, 2009. In late July 2009, the companies moved to dismiss the appeals for lack of jurisdiction. On September 30, 2009, the Federal Circuit denied the motions to dismiss. The Company and Elan filed opening briefs on November 23, 2009. Eon filed its opposition brief on January 19, 2010. The Company and Elan filed reply briefs on February 19, 2010. Oral argument of the appeal was heard by the Federal Circuit on May 7, 2010. On August 2, 2010, the Federal Circuit affirmed the district court’s grant of summary judgment and vacated the order against Elan for lack of subject matter jurisdiction. A petition for panel rehearing and rehearing en banc was filed on September 21, 2010. The Federal Circuit Court denied the petition on October 14, 2010. On October 26, 2010, Eon filed a Notice of Appeal to the Federal Circuit to appeal the district court’s decision on its motion for exceptional case.

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

On March 31, 2010, Sandoz received approval from the FDA to commercialize a generic product containing metaxalone. On April 1, 2010, the Company sought, and the United States District Court of New Jersey granted, a TRO enjoining Sandoz from using, offering to sell, or selling within the United States its generic metaxalone product. On April 9, 2010, the TRO was vacated. On April 14 and May 5, 2010, the District Court heard the Company’s arguments in support of a preliminary injunction against Sandoz. The preliminary injunction motion was denied on May 17, 2010. On June 1, 2010, the Company filed an amended complaint to include claims for monetary damages. On June 15, 2010, Sandoz answered the amended complaint and filed amended counterclaims. The Company’s request for a jury trial was also granted and the trial date for the patent litigation against Sandoz was set for September 7, 2010. The trial concluded on September 16, 2010. The jury found the ‘566 patent invalid and not infringed. On October 18, 2010, the plaintiffs filed post-trial motions.

On March 9, 2004, the Company received a copy of a letter from the FDA to all ANDA applicants for Skelaxin® stating that the use listed in the FDA’s Orange Book for the ‘128 patent may be deleted from the ANDA applicants’ product labeling. The Company believes that this decision is arbitrary, capricious and inconsistent with

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Court held a claim construction hearing on March 19, 2010 and issued a ruling. The Court scheduled trial to begin on February 7, 2011. The close of all discovery is currently set for January 7, 2011.

Sandoz filed an ANDA with the FDA seeking permission to market generic versions of Avinza® at the 30 mg and 120 mg dosages and provided the Company with a Paragraph IV certification challenging the validity and alleging non-infringement of the ‘339 patent. The Company and EPI filed suit on July 21, 2009 in the U.S. District Court for the District of New Jersey to defend the rights under the patent. Pursuant to the Hatch-Waxman Act, the filing of the lawsuit against Sandoz provided the Company with an automatic stay of FDA approval of Sandoz’s ANDA for up to 30 months (unless the patent is held invalid, unenforceable or not infringed) from no earlier than June 11, 2009. Sandoz subsequently sent the Company and EPI a second Paragraph IV certification adding the 45 mg, 60 mg, 75 mg and 90 mg dosages. The Company and EPI initiated another suit against Sandoz in New Jersey

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on September 1, 2009. On October 2, 2009, Sandoz answered the complaints and filed counterclaims of non-infringement and invalidity. The Company and EPI filed a reply on October 22, 2009. The two cases were consolidated on January 4, 2010. The parties are in the midst of fact discovery. A claim construction hearing was held on September 30, 2010 and the Court issued a ruling on October 1, 2010. Trial is currently set for May 9, 2011.

The Company intends to vigorously defend its rights under the ‘339 patent. Net sales of Avinza® were $131,148 in 2009 and $27,281 and $75,218, respectively, in the three and nine months ended September 30, 2010. As of September 30, 2010, the Company had net intangible assets related to Avinza® of $195,178. If a generic form of Avinza® enters the market or if the Company’s current estimates regarding future cash flows adversely change, the Company may have to write off a portion or all of these intangible assets, and the Company’s business, financial condition, results of operations and cash flows could be otherwise materially adversely affected.

EpiPen®

On November 11, 2008, the Company was granted U.S. Patent 7,449,012 (the “ ‘012 patent”) covering the next generation autoinjector (“NGA”) for use with epinephrine to be sold under the EpiPen® brand name. The ‘012 patent expires September 11, 2025. The ‘012 patent was listed in FDA’s Orange Book on July 17, 2009 under the EpiPen® NDA. On July 21, 2009, the Company received a Paragraph IV certification from Teva Pharmaceutical Industries Ltd. (“Teva”) giving notice that it had filed an ANDA to commercialize an epinephrine injectable product and challenging the validity and alleging non-infringement of the ‘012 patent. On August 28, 2009, the Company filed suit against Teva in the U.S. District Court for the District of Delaware to defend its rights under the ‘012 patent. On October 21, 2009, Teva filed its answer asserting non-infringement and invalidity of the ‘012 patent. A claim construction hearing is set for September 15, 2011 and trial is currently set for February 16, 2012. The parties are in the midst of fact discovery.

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

On September 13, 2010, Sandoz answered the complaint and filed counterclaims of noninfringement and invalidity. The Company filed a reply on October 7, 2010. An initial scheduling conference is set for December 2, 2010.

On September 14, 2010, the U.S. Patent and Trademark Office issued U.S. Patent No. 7,794,432 (“the ‘432 patent”) covering the NGA for use with epinephrine sold under the EpiPen® brand name. The ‘432 patent expires September 11, 2025. The ‘432 patent was listed in FDA’s Orange Book on September 15, 2010 under the EpiPen® NDA. On September 17, 2010, the Company sent notice to Teva and Sandoz that it had added the ‘432 patent to the FDA Orange Book.

On November 2, 2010, the Company received a Paragraph IV certification from Teva challenging the validity and alleging non-infringement of the ‘432 patent. The Company is evaluating the certification and intends to vigorously enforce its intellectual property related to EpiPen®.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 19, 2010, the Court in the Western District of Virginia granted the Company’s motion for leave to amend its complaint adding the ‘939 patent to the existing litigation. A trial date was set for August 18, 2010, for both the ‘088 and the ‘939 patents. On April 2, 2010, Purdue’s action brought in the U.S. District Court for the District of New Jersey was dismissed. On June 22, 2010, the Court issued its opinion and order regarding claim construction.

On July 23, 2010, the Company and Alpharma (collectively the “King Parties”) entered into a settlement agreement with Purdue. Pursuant to the terms of the agreement, Purdue agreed not to sue the King Parties or their affiliates in the United States with regard to the manufacture, use or sale of Embeda®. The King Parties are obligated to pay to Purdue an up-front payment, which was paid in the third quarter of 2010, and a quarterly royalty on net sales of Embeda® for the duration of any valid claims in the ‘088 and ‘939 patents, or other patents in the same family that cover the Embeda® product beginning on August 1, 2010. In addition, the King Parties agreed not to challenge certain of Purdue’s patents, including the ‘088 and ‘939 patents, as they may relate to Embeda®. The agreement also obligates the parties to dismiss the civil action pending in the District Court for the Western District of Virginia.

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

In January 2005, the State of Alabama filed a lawsuit in the Circuit Court for Montgomery County, Alabama against 79 defendants, including the Company and Monarch. The four causes of action center on the allegation that all defendants fraudulently inflated the AWPs of their products. A motion to dismiss was filed and denied by the Court, but the Court required an amended complaint to be filed. The Company filed an answer and counterclaim for return of rebates overpaid to the state. Alabama filed a motion to dismiss the counterclaim, which was granted. The Company appealed the dismissal. The Alabama Supreme Court affirmed the dismissal. In a separate appeal of a motion to sever denied by the trial court, the Alabama Supreme Court severed all defendants into single-defendant cases. Trials against AstraZeneca International, Novartis Pharmaceuticals, SmithKline Beecham Corporation and Sandoz resulted in verdicts for the State. These defendants appealed their verdicts. On October 16, 2009, the Alabama Supreme Court reversed all of the verdicts against AstraZeneca, Novartis and SmithKline Beecham and rendered judgment in favor of these companies. Alabama filed a petition to rehear in the Alabama Supreme Court, which was denied in January 2010. Trials scheduled to begin in 2010 have been stayed or continued pending a ruling on the Sandoz appeal. A trial against Watson Pharmaceuticals, Inc. in June 2009 resulted in a deadlocked jury. In April 2009, the Court established various trial dates for all defendants. The Company was scheduled for trial in January 2011 but, as with other scheduled cases, this trial date was continued as a result of the Alabama Supreme Court decision.

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

Over half of the states have filed similar lawsuits but the Company has not been named in any other case except Iowa’s, which was instituted in October 2007, Oklahoma’s, filed in September 2010 and Louisiana’s, filed in October 2010. The Company expects the Oklahoma case to be voluntarily dismissed. The Company filed a motion to dismiss the Iowa complaint. On February 20, 2008, the Iowa case was transferred to the MDL Court. The relief sought in all of these cases is similar to the relief sought in the NYC lawsuit. The MDL Court granted in part and denied in part the Company’s motion to dismiss, and the Company has filed its answer. Discovery is proceeding in these cases. The Company intends to defend all of the AWP lawsuits vigorously, but is currently unable to predict the outcome or reasonably estimate the range of potential loss.

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

The Company’s wholly-owned subsidiary, King Research and Development, was originally a defendant in numerous cases. These lawsuits were filed in various jurisdictions throughout the United States and in each of these lawsuits King Research and Development, as the successor to Jones Pharma Incorporated (“Jones”), was one of many defendants, including manufacturers and other distributors of these drugs. Although Jones did not at any time

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacture dexfenfluramine, fenfluramine or phentermine, Jones was a distributor of a generic phentermine product and, after its acquisition of Abana Pharmaceuticals (“Abana”), was a distributor of Obenix®, Abana’s branded phentermine product. The manufacturer of the phentermine, purchased by Jones, filed for bankruptcy protection and is no longer in business. The plaintiffs in these cases, in addition to the claims described above, claim injury as a result of ingesting a combination of these weight-loss drugs and are seeking compensatory and punitive damages as well as medical care and court-supervised medical monitoring. The plaintiffs claim liability based on a variety of theories, including, but not limited to, product liability, strict liability, negligence, breach of warranty, fraud and misrepresentation. All of the cases involving King Research and Development have been dismissed.

Hormone Replacement Therapy

Currently, the Company is named as a defendant by 20 plaintiffs in lawsuits involving the manufacture and sale of hormone replacement therapy drugs. The first of these lawsuits was filed in July 2004. Numerous other pharmaceutical companies have also been sued. The Company was sued by approximately 1,000 plaintiffs, but most of those claims were voluntarily dismissed or dismissed for lack of product identification. The remaining 20 lawsuits were filed in Alabama, Arkansas, California, Missouri, Pennsylvania, Ohio, Florida, Maryland, Mississippi and Minnesota. A federal multidistrict litigation court has been established in the U.S. District Court for the Eastern District of Arkansas, Western Division, In re: Prempro Products Liability Litigation, and all of the plaintiffs’ claims have been transferred and are pending in that Court except for one lawsuit pending in Philadelphia, Pennsylvania state court. Many of these plaintiffs allege that the Company and other defendants failed to conduct adequate research and testing before the sale of the products and post-sale monitoring to establish the safety and efficacy of the long-term hormone therapy regimen and, as a result, misled consumers when marketing their products. Plaintiffs also allege negligence, strict liability, design defect, breach of implied warranty, breach of express warranty, fraud and misrepresentation. Discovery of the plaintiffs’ claims against the Company has begun but is limited to document discovery. No trial has occurred in the hormone replacement therapy litigation against the Company. Most of the trials have involved Wyeth/Pfizer/Upjohn. The trials against Pfizer/Wyeth have resulted in verdicts for and against Pfizer/Wyeth, with several verdicts against Wyeth reversed on post-trial motions. Pfizer/Wyeth lost appeals in the Eighth Circuit from an adverse jury verdict in the federal multidistrict litigation court and in the Pennsylvania Court of Appeals. Pfizer/Upjohn has lost several jury verdicts. One of these verdicts was later reversed, and one other was partially reversed. The Company does not expect to have any trials set in the next year. The Company intends to defend these lawsuits vigorously but is currently unable to predict the outcome or to reasonably estimate the range of potential loss, if any. The Company may have limited insurance for these claims. The Company would have to assume defense of the lawsuits and be responsible for damages, fees and expenses, if any, that are awarded against it or for amounts in excess of the Company’s product liability coverage.

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

In September 2009 the Company reached an agreement in principle with the U.S. Attorney’s Office and DOJ which would resolve this investigation. The Company recorded a reserve of $42,500 in connection with this development in the third quarter of 2009 as an adjustment to the goodwill associated with the purchase of Alpharma. Under the terms of the agreement in principle, the Company began accruing interest on October 1, 2009 at a rate of

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.125% per annum. During the first quarter of 2010, Alpharma entered into a definitive settlement agreement and paid $42,500 plus interest of $648 to the DOJ, of which $8,876 plus interest of $161 is related to certain states.

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

In addition to the potential for personal injury damages to the approximately 138 plaintiffs, the plaintiffs are asking for punitive damages and requesting that Alpharma be enjoined from the future sale of the product at issue. In September 2006, in the first trial, which was brought by three plaintiffs, the Circuit Court of Washington County, Arkansas, Second Division entered a jury verdict in favor of Alpharma. The plaintiffs appealed the verdict, challenging certain pretrial expert rulings; however, in May 2008, the Supreme Court of Arkansas denied plaintiffs’ challenges. In its ruling, the Supreme Court of Arkansas also overturned the trial court’s grant of summary judgment that had the effect of dismissing certain poultry company co-defendants from the case. The case was tried against the poultry company co-defendants in April and May 2009, resulting in a verdict for the defendants. In July 2009 the plaintiffs filed a notice of appeal of that verdict. It is expected that the appeal of the case will be heard in 2010. No additional cases have been set for trial. Subsequent cases may be tried against both the poultry companies and Alpharma together.

While the Company can give no assurance of the outcome of any future trial in this litigation, it believes that it will be able to continue to present credible scientific evidence that its product is not the cause of any injuries the plaintiffs may have suffered. There is also the possibility of an adverse customer reaction to the allegations in these lawsuits, as well as additional lawsuits in other jurisdictions where the product has been sold. Worldwide sales of this product were approximately $23,606 in 2009 and approximately $8,231 and $22,466, respectively, in the three and nine months ended September 30, 2010.

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, Alpharma’s New York and Iowa cases are pending in the MDL Court discussed above, and the Oklahoma case is pending in the District Court of Pottawotomie County, Oklahoma. Mississippi and Texas cases against Alpharma were dismissed without prejudice. The Company expects the Florida case will be dismissed voluntarily.

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

During the three and nine months ended September 30, 2010, the Company’s effective income tax rate was 36.3% and 43.7%, respectively. During the three months and nine months ended September 30, 2009, the Company’s effective income tax was 37.5% and 41.2%, respectively. These rates are higher than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

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

The Company primarily evaluates its segments based on segment profit. Reportable segments were separately identified based on revenues and segment profit. Segment profit is defined as operating income (loss) before other expenses such as depreciation, amortization, restructuring charges and merger and acquisition related costs. Additionally, segment profit does not include general corporate expenses, which are included in “Corporate costs” in the table below. Prior year results have been conformed to the current presentation.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents selected information for the Company’s reportable segments for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues:
Branded prescription pharmaceuticals(1)	$160,750	$283,414	$564,534	$836,228
Alpharma Animal Health	92,656	95,843	258,643	258,502
Meridian Auto-Injector	83,613	71,841	216,142	200,539
Royalties and other	38,469	12,976	89,528	44,862
Eliminations	(942)	(725)	(2,543)	(2,737)

Total revenues	$374,546	$463,349	$1,126,304	$1,337,394

Segment profit:
Branded prescription pharmaceuticals(1)(2)	$24,582	$106,059	$96,357	$329,032
Alpharma Animal Health(2)	21,760	19,891	61,039	25,050
Meridian Auto-Injector	46,544	35,878	121,481	100,987
Royalties and other	24,620	11,015	60,335	37,873
Corporate costs	(15,618)	(30,673)	(65,449)	(91,382)
Merger and acquisition related costs	(1,147)	—	(1,147)	(6,733)
Depreciation and amortization	(32,679)	(53,349)	(143,857)	(159,560)
Restructuring charges	(15)	(1,653)	(5,129)	(51,178)
Gain on asset held for sale	677	—	677	—
Other income (expense)	(7,130)	(19,144)	(14,780)	(65,559)

Income before income taxes	$61,594	$68,024	$109,527	$118,530

(1)	Branded prescription pharmaceuticals revenues and segment profit do not include the revenue recognized related to the Company’s agreement with CorePharma, under which the Company provides CorePharma with a license to launch an authorized generic version of Skelaxin®. In accordance with the agreement, the Company receives a fee based on CorePharma’s gross profit, as defined in the agreement, of the authorized generic product. This revenue is recorded in royalties and other.

(2)	The segment profit for branded prescription pharmaceuticals for the three months ended September 30, 2009 includes a charge of $2,566 related to the mark up of inventory upon acquisition of Alpharma, which the Company recognized as the related inventory was sold. The segment profit for branded prescription pharmaceuticals and Alpharma animal health for the nine months ended September 30, 2009 includes charges related to the mark up of inventory upon acquisition of Alpharma of $6,022 and $34,128, respectively.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following represents branded prescription pharmaceutical revenues by the Company’s target markets:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Total revenues:
Neuroscience	$83,727	$185,908	$317,330	$513,862
Hospital	35,505	46,350	115,465	151,007
Legacy:
Cardiovascular/metabolic	24,169	35,507	79,946	113,293
Other	17,349	15,649	51,793	58,066

Branded prescription pharmaceutical revenues	$160,750	$283,414	$564,534	$836,228

13.	Restructuring Activities

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

The Company has estimated that the total costs associated with this restructuring plan will be approximately $5,176 for severance pay and other employee related costs, which includes approximately $3,341 of cash expenditures and $1,651 of non-cash costs incurred in the second and third quarters of 2010. The remaining severance pay is expected to be fully paid by the third quarter of 2011.

The restructuring charges include employee termination costs associated with a workforce reduction of approximately 30 employees, all of which were members of the commercial operations organization within the branded prescription pharmaceuticals segment.

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

The Company incurred restructuring charges of approximately $50,000 associated with this restructuring plan related to severance pay and other employee termination expenses. Almost all of the restructuring charges were cash expenditures and were substantially paid in the second quarter of 2009. The remaining severance pay and other employee termination costs are expected to be fully paid by the fourth quarter of 2010.

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

The Company has estimated total costs of $70,711 associated with this restructuring plan, $64,516 of which was included in the liabilities assumed in the purchase price of Alpharma. The restructuring plan includes employee termination costs associated with a workforce reduction of 250 employees. The restructuring plan also includes contract termination costs of $16,458 as a result of the acquisition. All employee termination costs are expected to be paid by the end of 2012. All contract termination costs are expected to be paid by the end of 2018.

Third Quarter of 2006 Action

During 2006, the Company decided to streamline its manufacturing activities in order to improve operating efficiency and reduce costs, including the decision to transfer the production of Levoxyl® from its St. Petersburg, Florida facility to its Bristol, Tennessee facility, which the Company expects to complete in 2011. As a result of these steps, the Company incurred restructuring charges totaling approximately $16,500, of which approximately $12,000 are associated with accelerated depreciation and approximately $4,500 are associated with employee termination costs. The employee termination costs are expected to be substantially paid by the first quarter of 2011.

A summary of the types of costs accrued and incurred are summarized below:

	Accrued				Accrued
	Balance at	Income			Balance at
	December 31,	Statement	Cash	Non-Cash	September 30,
	2009	Impact	Payments	Costs	2010

Second quarter of 2010 Action
Employee separation payments	$—	$5,123	$3,288	$1,651	$184
Contract termination	—	53	53	—	—
Third quarter of 2009 action
Employee separation payments	1,080	59	1,131	—	8
First quarter of 2009 action
Employee separation payments	314	24	337	—	1
Accelerated depreciation(1)	—	(45)	—	(45)	—
Fourth quarter of 2008 action
Employee separation payments	16,177	(296)	11,262	(699)	5,318
Contract termination	9,193	265	3,423	(649)	6,684
Other	182	(182)	—	—	—
Third quarter of 2006 action
Employee separation payments	1,185	83	24	13	1,231

	$28,131	$5,084	$19,518	$271	$13,426

(1)	Included in depreciation and amortization on the Condensed Consolidated Statements of Operations.

The restructuring charges in 2010 relate primarily to the branded prescription pharmaceutical segment.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Stock-Based Compensation

During the third quarter of 2010, the Company granted to certain employees 176,200 RSAs and 40,000 nonqualified stock options pursuant to its Incentive Plan.

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

The LPUs are rights to receive common stock of the Company in which the number of shares ultimately received depends on the Company’s performance over time. LPUs with a one-year performance cycle, followed by a two-year restriction period, will be earned based on achievement of 2010 operating targets. LPUs with a three-year performance cycle will be earned based on achievement of market-related performance targets over the years 2010 through 2012. At the end of the applicable performance period, the number of shares of common stock awarded is either 0% or between 50% and 200% of a target number. The final performance percentage on which the number of shares of common stock issued is based, considering performance metrics established for the performance period, will be determined by the Company’s Board of Directors or a committee of the Board at its sole discretion.

The nonqualified stock options were granted at option prices equal to the fair market value of the common stock at the date of grant and vest approximately in one-third increments on each of the first three anniversaries of the grant date.

15. Subsequent Event

On October 11, 2010, King entered into an agreement and plan of merger (the “Merger Agreement”) with Pfizer pursuant to which Pfizer has agreed to commence a tender offer to purchase all of the outstanding shares of common stock, no par value per share, of King (the “Shares”) for $14.25 per Share net to the seller in cash (the “Offer”). Pfizer commenced the Offer on October 22, 2010. The Offer expires on November 19, 2010, unless extended in accordance with the terms of the Merger Agreement. Completion of the Offer is subject to customary conditions including, among others, (i) a majority of the Shares issued and outstanding (on a fully-diluted basis, without giving effect to compensatory equity awards that may be validly cancelled under the Merger Agreement upon completion of the Offer) being validly tendered and not validly withdrawn and (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expiring and all other authorizations, consents, and approvals of or notices or filings with any foreign antitrust or competition regulatory authority having been made or obtained.

Subject to the terms and conditions of the Merger Agreement, King has granted Pfizer an irrevocable option (the “Top-Up Option”) to purchase an aggregate number of newly-issued shares of King common stock that, at the time of such exercise, and when added to the Shares owned by Pfizer or any of its subsidiaries, constitutes one Share more than 90% of the Shares that would be outstanding immediately after the issuance of Shares pursuant to such exercise (on a fully diluted basis), subject to there being authorized Shares available for issuance. The Top-Up Option is exercisable only after Shares have been purchased by Pfizer pursuant to the Offer. The consideration for each Share acquired upon exercise of the Top-Up Option will be the Offer price.

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Merger Agreement prohibits King from soliciting or initiating discussions with third parties regarding other proposals to acquire King and King has agreed to restrictions on its ability to respond to such proposals, subject to certain exceptions. The Merger Agreement also contains customary termination provisions for King and Pfizer. Upon termination of the Merger Agreement, under specified circumstances King will be required to pay to Pfizer a termination fee of $110 million (or $75 million if the basis for the actions giving rise to such termination was King’s receipt, within 30 days of the date of the Merger Agreement, of an alternative acquisition proposal that King’s Board of Directors determines in good faith constitutes or could be reasonably expected to result in a superior proposal). In addition, the Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type.

In connection with the Merger Agreement, in October 2010 the Board of Directors approved payments of awards under certain of King’s employee incentive award plans for the 2010 performance period, which will be recognized and paid in the fourth quarter of 2010. In addition, the Company expects to incur fees for its legal and financial advisors related to the merger with Pfizer. In the aggregate, the costs described in this paragraph are estimated to approximate $50 to $60 million.

16.	Guarantor Financial Statements

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

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2010					December 31, 2009
			Non-					Non-
		Guarantor	Guarantor	Eliminating	King		Guarantor	Guarantor	Eliminating	King
	King	Subsidiaries	Subsidiaries	Entries	Consolidated	King	Subsidiaries	Subsidiaries	Entries	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$403,533	$55,653	$238,334	$—	$697,520	$277,603	$30,779	$236,930	$—	$545,312
Investments in debt securities	—	—	—	—	—	29,258	—	—	—	29,258
Marketable securities	919	—	—	—	919	2,100	—	—	—	2,100
Accounts receivable, net	28,836	151,188	35,852	—	215,876	2,467	174,713	33,076	—	210,256
Inventories	40,742	125,338	34,140	(1,838)	198,382	43,834	111,242	28,642	(1,427)	182,291
Deferred income tax assets	29,945	53,577	457	—	83,979	30,828	52,597	250	—	83,675
Income taxes receivable	9,644	383	(340)	—	9,687	17,983	(1,865)	(27)	—	16,091
Prepaid expenses and other current assets	10,888	9,520	1,509	—	21,917	14,972	44,384	1,504	—	60,860

Total current assets	524,507	395,659	309,952	(1,838)	1,228,280	419,045	411,850	300,375	(1,427)	1,129,843

Property, plant and equipment, net	141,033	218,740	8,400	—	368,173	148,399	234,233	9,207	—	391,839
Intangible assets, net	—	670,113	33,097	—	703,210	—	759,583	34,556	—	794,139
Goodwill	—	466,283	—	—	466,283	—	467,613	—	—	467,613
Deferred income tax assets	(30,458)	262,158	546	—	232,246	(26,551)	290,104	609	—	264,162
Investments in debt securities	155,337	—	—	—	155,337	218,608	—	—	—	218,608
Other assets	36,850	20,290	344	—	57,484	32,368	23,795	333	—	56,496
Assets held for sale	—	6,567	—	—	6,567	—	5,890	—	—	5,890
Investments in subsidiaries	3,085,856	919,997	(129)	(4,005,724)	—	3,027,491	938,020	(88)	(3,965,423)	—

Total assets	$3,913,125	$2,959,807	$352,210	$(4,007,562)	$3,217,580	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,170	$51,034	$5,881	$—	$92,085	$27,377	$53,966	$5,349	$—	$86,692
Accrued expenses	22,236	173,736	9,366	—	205,338	31,541	279,662	9,789	—	320,992
Short-term debt	—	—	3,647	—	3,647	—	—	3,662	—	3,662
Current portion of long-term debt	—	—	—	—	—	85,550	—	—	—	85,550

Total current liabilities	57,406	224,770	18,894	—	301,070	144,468	333,628	18,800	—	496,896

Long-term debt	346,576	—	—	—	346,576	339,016	—	—	—	339,016
Other liabilities	64,562	44,479	14,365	—	123,406	59,884	48,579	14,908	—	123,371
Intercompany (receivable) payable	998,053	(1,038,237)	40,184	—	—	906,685	(932,193)	25,508	—	—

Total liabilities	1,466,597	(768,988)	73,443	—	771,052	1,450,053	(549,986)	59,216	—	959,283

Shareholders’ equity	2,446,528	3,728,795	278,767	(4,007,562)	2,446,528	2,369,307	3,681,074	285,776	(3,966,850)	2,369,307

Total liabilities and shareholders’ equity	$3,913,125	$2,959,807	$352,210	$(4,007,562)	$3,217,580	$3,819,360	$3,131,088	$344,992	$(3,966,850)	$3,328,590

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2010					Three Months Ended September 30, 2009
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$67,758	$305,452	$43,946	$(76,936)	$340,220	$82,122	$417,659	$44,393	$(92,757)	$451,417
Royalties	25,415	8,911	—	—	34,326	—	11,932	—	—	11,932

Total revenues	93,173	314,363	43,946	(76,936)	374,546	82,122	429,591	44,393	(92,757)	463,349

Operating costs and expenses:
Cost of revenues	25,185	160,271	24,444	(77,249)	132,651	18,865	210,844	26,561	(93,473)	162,797
Selling, general and administrative	46,316	61,590	7,582	—	115,488	51,790	76,525	7,427	—	135,742
Research and development	3,422	21,443	801	—	25,666	1,270	22,613	(1,243)	—	22,640
Depreciation and amortization	4,621	27,249	809	—	32,679	4,622	47,873	854	—	53,349
Restructuring charges	(26)	41	—	—	15	732	921	—	—	1,653
Gain on assets held for sale	—	(677)	—	—	(677)	—	—	—	—	—

Total operating costs and expenses	79,518	269,917	33,636	(77,249)	305,822	77,279	358,776	33,599	(93,473)	376,181

Operating income (loss)	13,655	44,446	10,310	313	68,724	4,843	70,815	10,794	716	87,168
Other income (expense):
Interest income	315	(53)	138	—	400	704	24	299	—	1,027
Interest expense	(6,858)	(385)	(50)	—	(7,293)	(21,407)	(749)	(62)	—	(22,218)
Gain on Kadian®	—	—	—	—	—	—	—	—	—	—
(Loss) gain on investments	(2,476)	—	—	—	(2,476)	521	—	—	—	521
Loss on early extinguishment of debt	—	—	—	—	—	—	—	—	—	—
Other, net	444	106	1,689	—	2,239	503	(939)	1,962	—	1,526
Equity in earnings (loss) of subsidiaries	39,452	2,966	(13)	(42,405)	—	52,625	5,798	(100)	(58,323)	—
Intercompany interest income (expense)	(4,025)	13,181	(9,156)	—	—	(3,306)	12,791	(9,485)	—	—

Total other income (expense)	26,852	15,815	(7,392)	(42,405)	(7,130)	29,640	16,925	(7,386)	(58,323)	(19,144)

Income (loss) before income taxes	40,507	60,261	2,918	(42,092)	61,594	34,483	87,740	3,408	(57,607)	68,024
Income tax expense (benefit)	1,287	19,878	1,209	—	22,374	(8,005)	30,788	2,753	—	25,536

Net income (loss)	$39,220	$40,383	$1,709	$(42,092)	$39,220	$42,488	$56,952	$655	$(57,607)	$42,488

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS — (Continued)
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2010					Nine Months Ended September 30, 2009
			Non-					Non-
		Guarantor	Guarantor		King		Guarantor	Guarantor		King
	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated	King	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Revenues:
Net sales	$235,754	$964,678	$127,645	$(281,926)	$1,046,151	$260,897	$1,219,337	$114,232	$(298,418)	$1,296,048
Royalties	51,032	29,121	—	—	80,153	(53)	41,399	—	—	41,346

Total revenues	286,786	993,799	127,645	(281,926)	1,126,304	260,844	1,260,736	114,232	(298,418)	1,337,394

Operating costs and expenses:
Cost of revenues	77,215	509,071	72,630	(280,184)	378,732	76,958	616,718	76,127	(299,974)	469,829
Selling, general and administrative	145,440	218,681	23,671	—	387,792	157,662	222,845	21,133	—	401,640
Research and development	8,326	75,650	3,188	—	87,164	3,864	64,775	2,459	—	71,098
Depreciation and amortization	16,322	124,933	2,602	—	143,857	14,272	142,582	2,706	—	159,560
Restructuring charges	2,730	2,399	—	—	5,129	15,039	36,139	—	—	51,178
Gain on assets held for sale	—	(677)	—	—	(677)	—	—	—	—	—

Total operating costs and expenses	250,033	930,057	102,091	(280,184)	1,001,997	267,795	1,083,059	102,425	(299,974)	1,153,305

Operating income (loss)	36,753	63,742	25,554	(1,742)	124,307	(6,951)	177,677	11,807	1,556	184,089
Other income (expense):
Interest income	955	13	328	—	1,296	3,132	301	1,888	—	5,321
Interest expense	(21,377)	(1,985)	(146)	—	(23,508)	(69,875)	(2,826)	(212)	—	(72,913)
Gain on Kadian®	—	12,500	—	—	12,500	—	—	—	—	—
(Loss) gain on investments	(3,099)	—	—	—	(3,099)	(826)	—	—	—	(826)
Loss on early extinguishment of debt	(2,252)	—	—	—	(2,252)	—	—	—	—	—
Other, net	392	(91)	(18)	—	283	544	1,008	1,307	—	2,859
Equity in earnings (loss) of subsidiaries	63,256	8,367	(40)	(71,583)	—	124,175	17,846	(60)	(141,961)	—
Intercompany interest income (expense)	(8,427)	31,877	(23,450)	—	—	(5,993)	22,264	(16,271)	—	—

Total other income (expenses)	29,448	50,681	(23,326)	(71,583)	(14,780)	51,157	38,593	(13,348)	(141,961)	(65,559)

Income (loss) before income taxes	66,201	114,423	2,228	(73,325)	109,527	44,206	216,270	(1,541)	(140,405)	118,530
Income tax expense (benefit)	4,524	40,313	3,013	—	47,850	(25,495)	72,624	1,700	—	48,829

Net income (loss)	$61,677	$74,110	$(785)	$(73,325)	$61,677	$69,701	$143,646	$(3,241)	$(140,405)	$69,701

KING PHARMACEUTICALS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GUARANTOR SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2010				Nine Months Ended September 30, 2009
			Non-				Non-
		Guarantor	Guarantor	King		Guarantor	Guarantor	King
	King	Subsidiaries	Subsidiaries	Consolidated	King	Subsidiaries	Subsidiaries	Consolidated

Cash flows provided by operating activities	$44,538	$103,365	$(8,279)	$139,624	$(43,719)	$285,141	$20,742	$262,164

Cash flows from investing activities:
Transfers to restricted cash	(13)	—	—	(13)	(42)	(27)	—	(69)
Proceeds from maturities and sales of investments in debt securities	95,895	—	—	95,895	38,473	—	—	38,473
Purchases of property, plant and equipment	(12,528)	(9,715)	(592)	(22,835)	(22,506)	(6,892)	(210)	(29,608)
Proceeds from sale of property and equipment	173	79	—	252	10	327	—	337
Proceeds from sale of Kadian®	—	47,500	—	47,500	—	59,800	—	59,800
Acquisition of Alpharma	—	—	—	—	(13,533)	(56,697)	—	(70,230)
Forward foreign exchange contracts	—	—	—	—	—	—	(8,906)	(8,906)
Purchases of intellectual property and product rights	—	(3,738)	—	(3,738)	(8)	(2,178)	—	(2,186)

Net cash provided by (used in) investing activities	83,527	34,126	(592)	117,061	2,394	(5,667)	(9,116)	(12,389)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,723	—	—	1,723	1,742	—	—	1,742
Net payments related to stock-based award activity	(5,003)	—	—	(5,003)	(3,554)	—	—	(3,554)
Payments on debt	(92,261)	—	(15)	(92,276)	(324,073)	(385,227)	(1,129)	(710,429)
Debt issuance costs	(4,621)	—	—	(4,621)	(1,313)	—	—	(1,313)
Intercompany	98,027	(112,617)	14,590	—	160,278	(137,491)	(22,787)	—

Net cash (used in) provided by financing activities	(2,135)	(112,617)	14,575	(100,177)	(166,920)	(522,718)	(23,916)	(713,554)

Effect of exchange rate changes on cash	—	—	(4,300)	(4,300)	—	—	3,535	3,535

Increase (decrease) in cash and cash equivalents	125,930	24,874	1,404	152,208	(208,245)	(243,244)	(8,755)	(460,244)
Cash and cash equivalents, beginning of period	277,603	30,779	236,930	545,312	401,657	289,996	248,559	940,212

Cash and cash equivalents, end of period	$403,533	$55,653	$238,334	$697,520	$193,412	$46,752	$239,804	$479,968

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Recent Developments

Pfizer Merger Agreement

On October 11, 2010, we entered into an agreement and plan of merger (the “Merger Agreement”) with Pfizer Inc. and a wholly owned subsidiary of Pfizer Inc. (together, “Pfizer”) pursuant to which Pfizer has agreed to commence a tender offer to purchase all of the outstanding shares of common stock, no par value per share, of King (the “Shares”) for $14.25 per Share net to the seller in cash (the “Offer”). Pfizer commenced the Offer on October 22, 2010. The Offer expires on November 19, 2010, unless extended in accordance with the terms of the Merger Agreement. Completion of the Offer is subject to customary conditions including, among others, (i) a majority of the Shares issued and outstanding (on a fully-diluted basis, without giving effect to compensatory equity awards that may be validly cancelled under the Merger Agreement upon completion of the Offer) being validly tendered and not validly withdrawn and (ii) the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expiring and all other authorizations, consents, and approvals of or notices or filings with any foreign antitrust or competition regulatory authority having been made or obtained.

Subject to the terms and conditions of the Merger Agreement, we have granted Pfizer an irrevocable option (the “Top-Up Option”) to purchase an aggregate number of newly-issued shares of our common stock that, at the time of such exercise, and when added to the Shares owned by Pfizer and any of its subsidiaries constitutes one Share more than 90% of the Shares that would be outstanding immediately after the issuance of Shares pursuant to such exercise (on a fully diluted basis), subject to there being authorized Shares available for issuance. The Top-Up Option is exercisable only after Shares have been purchased by Pfizer pursuant to the Offer. The consideration for each Share acquired upon exercise of the Top-Up Option will be the Offer price.

The Merger Agreement prohibits us from soliciting or initiating discussions with third parties regarding other proposals to acquire us and we have agreed to restrictions on our ability to respond to such proposals, subject to certain exceptions. The Merger Agreement also contains customary termination provisions for us and Pfizer. Upon termination of the Merger Agreement, under specified circumstances we will be required to pay to Pfizer a termination fee of $110 million (or $75 million if the basis for the actions giving rise to such termination was King’s receipt, within 30 days of the date of the Merger Agreement, of an alternative acquisition proposal that King’s Board of Directors determines in good faith constitutes or could be reasonably expected to result in a superior proposal). In addition, the Merger Agreement contains representations, warranties and covenants of the parties customary for transactions of this type. Additionally, under certain circumstances, in addition to a termination fee, we would be required to reimburse Pfizer for its actual expenses incurred in connection with the proposed transaction, subject to a $15 million cap.

In connection with the Merger Agreement, in October 2010 the Board of Directors approved payments of awards under certain of our employee incentive award plans for the 2010 performance period, which will be recognized and paid in the fourth quarter of 2010. In addition, we expect to incur fees for our legal and financial advisors related to the merger with Pfizer. In the aggregate, the costs described in this paragraph are estimated to approximate $50 to $60 million.

Remoxy®

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

We submitted the New Drug Application (“NDA”) for Remoxy® in June 2008. On December 10, 2008, we received a Complete Response Letter from the FDA with respect to the NDA for Remoxy®, requiring additional information to support approval. In early July 2009, we met with the FDA to discuss the Complete Response Letter. As part of the resubmission plan, and in order to strengthen the NDA, we undertook a likeability study and a pharmacokinetic trial in volunteers. We plan to resubmit the NDA late in the fourth quarter of 2010.

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

Skelaxin®

On January 20, 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents related to Skelaxin®. In June 2009, the Court entered judgment against King. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early in the second quarter of 2010, one of which is an authorized generic product sold by CorePharma, LLC (“CorePharma”) under a license from us. Net sales of Skelaxin® have declined significantly and will continue to decline as a result of generic competition. According to IMS America, Ltd. (“IMS”) weekly prescription data, for the week ending October 22, 2010, generic competitors have garnered approximately 85% of the prescriptions in the metaxalone market.

For additional information on the Skelaxin® litigation, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

II.	RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2010 and 2009

Revenues

The following table summarizes total revenue by operating segment:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Total Revenues
Branded prescription pharmaceuticals	$160,750	$283,414	$564,534	$836,228
Alpharma Animal Health	92,656	95,843	258,643	258,502
Meridian Auto-Injector	83,613	71,841	216,142	200,539
Royalties and other	37,527	12,251	86,985	42,125

Total revenues	$374,546	$463,349	$1,126,304	$1,337,394

The following table summarizes our deductions from gross revenues:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Gross Revenues	$453,577	$548,854	$1,375,269	$1,578,731
Commercial Rebates	10,592	18,484	39,811	48,329
Medicare Part D Rebates	3,347	3,243	9,476	8,881
Medicaid Rebates	6,309	8,113	24,113	31,136
Chargebacks	30,084	28,155	87,712	83,035
Returns	10,253	5,926	30,740	14,154
Trade Discounts/Other	18,446	21,584	57,113	55,802

Total revenues	$374,546	$463,349	$1,126,304	$1,337,394

Gross revenues decreased in the third quarter of 2010 compared to the third quarter of 2009, and in the first nine months of 2010 compared to the first nine months of 2009, primarily due to decreased sales of Skelaxin® and market competition with several other key products in the branded prescription pharmaceuticals segment, partially offset by increased revenues in our Meridian Auto-Injector and Royalties and other segments discussed below.

Based on inventory data provided to us by our customers, we believe that wholesale inventory levels of Thrombin-JMI®, Flector® Patch, Avinza®, Embeda®, Levoxyl®, and Skelaxin® are at or below normalized levels as of September 30, 2010. As of September 30, 2010, we estimate that wholesale and retail inventories of our products represent gross sales of approximately $85.0 million to $95.0 million.

Accrual for Rebates, including Administrative Fees (in thousands):

	2010	2009

Balance at January 1, net of prepaid amounts	$44,439	$58,129
Current provision related to sales made in current period	30,431	28,512
Current provision related to sales made in prior periods	203	1,109
Alpharma acquisition	(124)	1,772
Rebates paid	(29,580)	(34,482)

Balance at March 31, net of prepaid amounts	$45,369	$55,040

Current provision related to sales made in current period	$21,027	$31,219
Current provision related to sales made in prior periods	1,491	(2,334)
Alpharma acquisition	99	885
Rebates paid	(30,575)	(35,474)

Balance at June 30, net of prepaid amounts	$37,411	$49,336

Current provision related to sales made in current period	21,253	$30,200
Current provision related to sales made in prior periods	(1,005)	(360)
Alpharma acquisition	(9)	886
Rebates paid	(21,166)	(41,124)

Balance at September 30, net of prepaid amounts	$36,484	$38,938

Rebates include commercial, Medicaid and Medicare rebates.

Accrual for Returns (in thousands):

	2010	2009

Balance at January 1	$30,345	$33,471
Current provision	10,757	2,883
Actual returns	(9,729)	(4,646)

Ending balance at March 31	$31,373	$31,708

Current provision	9,730	$5,345
Actual returns	(9,073)	(6,062)

Ending balance at June 30	$32,030	$30,991

Current provision	10,253	$5,926
Actual returns	(12,846)	(7,743)

Ending balance at September 30	$29,437	$29,174

Accrual for Chargebacks (in thousands):

	2010	2009

Balance at January 1	$10,593	$9,965
Current provision	28,222	28,176
Actual chargebacks	(28,589)	(27,244)

Ending balance at March 31	$10,226	$10,897

Current provision	29,406	$26,704
Actual chargebacks	(29,178)	(27,958)

Ending balance at June 30	$10,454	$9,643

Current provision	30,084	$28,155
Actual chargebacks	(29,513)	(28,041)

Ending balance at September 30	$11,025	$9,757

Branded Prescription Pharmaceuticals Segment

	For the Three Months		Change		For the Nine Months		Change
	Ended September 30		2010 vs. 2009		Ended September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)				(In thousands)

Branded Prescription Pharmaceutical revenue:
Skelaxin®	$6,781	$102,080	$(95,299)	(93.4)%	$103,017	$304,857	$(201,840)	(66.2)%
Thrombin-JMI®	32,155	43,409	(11,254)	(25.9)	106,042	139,310	(33,268)	(23.9)
Flector® Patch	42,427	40,397	2,030	5.0	111,219	95,794	15,425	16.1
Avinza®	27,281	30,774	(3,493)	(11.4)	75,218	98,646	(23,428)	(23.7)
Embeda®	10,219	11,230	(1,011)	(9.0)	33,935	11,230	22,705	>100
Levoxyl®	15,478	16,995	(1,517)	(8.9)	46,936	51,847	(4,911)	(9.5)
Other	26,409	38,529	(12,120)	(31.5)	88,167	134,544	(46,377)	(34.5)

Total revenue	$160,750	$283,414	$(122,664)	(43.3)%	$564,534	$836,228	$(271,694)	(32.5)%

Skelaxin®

Net sales of Skelaxin® decreased significantly in the third quarter and first nine months of 2010 from the third quarter and first nine months of 2009 primarily due to the entry of two competitors in the market early in the second quarter of 2010 with generic substitutes for Skelaxin®. Total prescriptions for Skelaxin® decreased approximately 89.9% and 64.9% in the third quarter and first nine months of 2010, respectively, from the third quarter and first nine months of 2009, respectively, according to IMS monthly prescription data. As a result of generic competition, net sales of Skelaxin® will continue to decrease significantly in 2010 compared to 2009.

For additional information on Skelaxin® generic competition, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

Thrombin-JMI®

Net sales of Thrombin-JMI® decreased in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 primarily due to market competition. The first competing product entered the market in the fourth quarter of 2007 and another entered the market in the first quarter of 2008. We expect net sales of our Thrombin-JMI® product to decrease in 2010 compared to 2009 as a result of competition.

Flector® Patch

Net sales of Flector® Patch increased in the third quarter of 2010 from the third quarter of 2009 primarily due to an increase in wholesale inventory levels in the third quarter of 2010 and a price increase taken in the first quarter of 2010, partially offset by a decrease in prescriptions. Net sales of Flector® Patch increased in the first nine months of 2010 from the first nine months of 2009, primarily due to a significant reduction in wholesale inventory levels in the first quarter of 2009, and price increases taken in the second quarter of 2009 and the first quarter of 2010, partially offset by a decrease in prescriptions. Flector® Patch was part of the acquisition of Alpharma at the end of December 2008. At the time of acquisition, the wholesale inventory level of Flector® Patch exceeded our normal levels. During the first quarter of 2009, we reduced these inventories to a level consistent with our other promoted products. As a result, net sales of Flector® Patch were lower than prescription demand in the first quarter of 2009. Alpharma began selling the Flector® Patch in January 2008. Total prescriptions for Flector® Patch decreased approximately 8.3% and 6.9% in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009, respectively, according to IMS monthly prescription data. We anticipate lower net sales of Flector® Patch during the fourth quarter of 2010 compared to the fourth quarter of 2009.

Avinza®

Net sales of Avinza® decreased in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009, primarily due to a decrease in prescriptions, partially offset by a price increase taken in the fourth quarter of 2009. Total prescriptions for Avinza® decreased approximately 30.7% and 29.1% in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009, respectively, according to IMS monthly prescription data. We expect net sales of Avinza® to decrease in 2010 compared to 2009.

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

During January 2010, we submitted to DDMAC for pre-approval proposed revised marketing materials for Embeda®. In late March 2010, we received DDMAC’s reply to our submission and, during the third quarter of 2010, we began using modified materials which are responsive to its comments.

On March 23, 2010 and April 30, 2010, we voluntarily recalled certain lots of Embeda® as a result of issues noted in standard post-manufacturing testing that were not related to patient safety. We believe the recalls caused some disruption in the market that could have negatively affected the prescriptions of Embeda®. The recalls did not have a significant effect on the results of operations during the first or second quarters of 2010. During the third quarter of 2010, we increased our estimated reserve for these recalls and decreased net sales of Embeda® by approximately $2.9 million. During the fourth quarter of 2010, we voluntarily recalled two lots of Embeda® from our wholesale customers as a result of issues noted in post-manufacturing testing that were not related to product safety. The fourth quarter of 2010 recall did not have a significant effect on our results of operations.

Levoxyl®

Net sales of Levoxyl® decreased in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009, primarily due to a decrease in prescriptions. Total prescriptions for Levoxyl® decreased approximately 17.5% and 13.4% in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009, according to IMS monthly prescription data. We anticipate net sales for this product will continue to decline in the fourth quarter of 2010 due to decreasing prescriptions.

Other

Our other branded prescription pharmaceutical products are not promoted through our sales force, and prescriptions for many of our products included in this category are declining. Net sales of other branded pharmaceutical products were lower in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 primarily due to lower net sales of Cytomel®, increases in returns of certain products, and a decrease in prescriptions.

In April 2009, a third party entered the market with a generic substitute for Cytomel®. As a result of the entry of generic competition, net sales of Cytomel® declined in the third quarter of 2010 and we expect net sales of Cytomel® to continue to decline in the future. Net sales of Cytomel® decreased from $6.6 million and $27.9 million in the third quarter and first nine months of 2009, respectively, to $4.4 million and $14.2 million in the third quarter and first nine months of 2010, respectively.

As a result of generic competition for Cytomel® and declining demand for many other products included in this category, we anticipate net sales of other branded prescription pharmaceutical products will continue to decline in the fourth quarter of 2010.

Alpharma Animal Health

Revenues of the Alpharma animal health segment were consistent in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009.

Meridian Auto-Injector

Revenues from our Meridian Auto-Injector segment increased in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009, primarily due to price increases and higher unit sales of EpiPen®, partially offset by lower sales to government entities.

Revenues from the Meridian Auto-Injector segment fluctuate based on the buying patterns of Dey, L.P. and government customers. With respect to auto-injector products sold to government entities, demand for these products is affected by the cyclical nature of procurements as well as response to domestic and international events. Demand for EpiPen® is seasonal as a result of its use in the emergency treatment of allergic reactions for both insect stings or bites, more of which occur in the warmer months, and food allergies, for which demand increases in the months preceding the start of a new school year. Most of our EpiPen® sales are based on our supply agreement with Dey, L.P., which markets, distributes and sells the product worldwide, except for Canada where it is marketed, distributed and sold by us. Total prescriptions for EpiPen® in the United States increased approximately 3.6% and 6.3% in the third quarter and first nine months of 2010, respectively, compared to the third quarter and first nine months of 2009, according to IMS monthly prescription data.

During the second quarter of 2010, we entered into a new supply agreement with Dey, L.P. with a term through December 31, 2020.

Royalties and other

Skelaxin® Authorized Generic

During the third quarter and first nine months of 2010, we recognized revenue of $25.2 million and $50.8 million, respectively, related to our agreement with CorePharma, under which we provide it with a license to launch an authorized generic version of Skelaxin® under certain conditions. In accordance with this agreement, we receive a fee based on gross profit, as defined in the agreement, of the authorized generic product. CorePharma began selling the authorized generic version of Skelaxin® early in the second quarter of 2010.

Adenoscan®

We receive royalty revenue based on sales of Adenoscan®. We are not responsible for the marketing of this product. On April 10, 2008, CV Therapeutics, Inc. and Astellas Pharma US, Inc. (“Astellas US”) announced that the FDA approved regadenoson injection, an A2A adenosine receptor agonist product that competes with Adenoscan®. Regadenoson has been commercialized by Astellas US. Astellas US is also responsible for the marketing and sale of Adenoscan® pursuant to agreements we have with Astellas US. With the commercial launch of regadenoson, sales of Adenoscan and our royalty revenue have declined and may continue to decline. However, our agreements with Astellas US provide for minimum royalty revenue payments to us of $40.0 million per year for three years (beginning June 1, 2008 and ending May 31, 2011). Therefore, we will continue to receive royalties on the sale of Adenoscan® through expiration of the patents covering the product, although the minimum guaranteed portion of the royalty payments would terminate upon certain events, including a finding of invalidity or unenforceability of the patents related to Adenoscan®. During the second quarter of 2010, we recorded royalty revenue related to Adenoscan of $2.8 million as a result of the minimum royalty agreement we have with Astellas US for the contract year ended May 30, 2010.

In October 2007, we entered into an agreement with Astellas US and a subsidiary of Teva Pharmaceutical Industries Ltd. providing Teva with the right to launch a generic version of Adenoscan® pursuant to a license in September 2012 or earlier under certain conditions.

Operating Costs and Expenses

	For the Three				For the Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)				(In thousands)

Cost of revenues, exclusive of depreciation and amortization shown below	$132,651	$162,797	$(30,146)	(18.5)%	$378,732	$469,829	$(91,097)	(19.4)%
Selling, general and administrative	115,488	135,742	(20,254)	(14.9)	387,792	401,640	(13,848)	(3.4)
Research and development	25,666	22,640	3,026	13.4	87,164	71,098	16,066	22.6
Depreciation and amortization	32,679	53,349	(20,670)	(38.7)	143,857	159,560	(15,703)	(9.8)
Restructuring charges	15	1,653	(1,638)	(99.1)	5,129	51,178	(46,049)	(90.0)
Gain on asset held for sale	(677)	—	(677)	—	(677)	—	(677)	—

Total operating costs and expenses	$305,822	$376,181	$(70,359)	(18.7)%	$1,001,997	$1,153,305	$(151,308)	(13.1)%

Cost of Revenues

Cost of revenues decreased in the third quarter and first nine months of 2010 versus the third quarter and first nine months of 2009, primarily due to the decrease of a special item related to the acquisition of Alpharma, as described below, and a decrease in Skelaxin® revenues, partially offset by costs associated with the addition of Embeda®, which we began selling in late September 2009, and an increase in the Skelaxin® royalty rate.

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

At the time of the acquisition of Alpharma, we valued the inventory that was acquired based on the accounting requirements for business combinations. As a result, we increased the carrying value of the Flector® Patch and Alpharma animal health inventory by approximately $42.1 million. During the third quarter and first nine months of 2009, the cost of revenues reflects a charge of $2.6 million and $40.2 million, respectively, related to the sale of this marked up inventory.

The royalty rate on Skelaxin® increased in the second quarter of 2009 due to the achievement of certain regulatory milestones under our agreement with Mutual Pharmaceutical Company, Inc. (“Mutual”). For additional information on the Mutual agreement, please see “Other” within the “Liquidity and Capital Resources” section below.

Selling, General and Administrative Expenses

	For the Three				For the Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)				(In thousands)

Selling, general and administrative	$114,341	$135,742	$(21,401)	(15.8)%	$386,645	$394,907	$(8,262)	(2.1)%
Merger and acquisition related costs	1,147	—	1,147	—	1,147	6,733	(5,586)	(83.0)

Total selling, general and administrative	$115,488	$135,742	$(20,254)	(14.9)%	$387,792	$401,640	$(13,848)	(3.4)%

As a percentage of total revenues, total selling, general, and administrative expenses were 30.8% and 34.4% in the third quarter and first nine months of 2010, respectively. As a percentage of total revenues, total selling, general and administrative expenses were 29.3% and 30.0% in the third quarter and first nine months of 2009, respectively.

Total selling, general and administrative expenses decreased in the third quarter of 2010 compared to the third quarter of 2009, primarily due to a decrease in marketing due to the launch of Embeda® in the third quarter of 2009. In addition, total selling, general and administrative expenses decreased in the first nine months of 2010 compared to the first nine months of 2009 due to a decrease in expenses resulting from the integration of Alpharma and a restructuring initiative related to Skelaxin®.

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

We incurred special charges of $6.7 million in the first nine months of 2009 for costs related to the acquisition and integration of Alpharma. We incurred charges of $1.1 million in the third quarter of 2010 for costs related to the Pfizer merger. In addition, we incurred net special charges of $3.5 million in the first nine months of 2010 related to litigation settlements.

Research and Development Expense

	For the Three				For the Nine
	Months Ended		Change		Months Ended		Change
	September 30,		2010 vs. 2009		September 30,		2010 vs. 2009
	2010	2009	$	%	2010	2009	$	%
	(In thousands)				(In thousands)

Research and development	$25,666	$22,640	$3,026	13.4%	$87,164	$71,098	$16,066	22.6%

Research and development represents expense associated with the ongoing development of investigational drugs and product life-cycle management projects in our research and development pipeline. These expenses increased in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 due to the timing of costs incurred on our current research and development projects. During the second quarter of 2010, we incurred a $5.0 million expense associated with the modification of our strategic alliance with Pain Therapeutics, Inc. (“Pain Therapeutics”) for Remoxy® and other opioid products. During the second quarter of 2010, we modified the strategic alliance with Pain Therapeutics to provide a royalty rate of 10% of net sales outside the U.S. The original agreement called for a royalty rate of 15% of net sales and included a provision to increase the royalty rate to 20% should certain net sales benchmarks be met. We also gained certain rights to the development of other opioid products covered by the collaboration agreement. The U.S. royalty rate and potential milestone payments under the strategic alliance with Pain Therapeutics remain unchanged.

For a discussion regarding recent research and development activities, please see “Recent Developments” above.

Depreciation and Amortization Expense

Skelaxin® was completely amortized during the second quarter of 2010. As a result, amortization expense decreased significantly in the third quarter of 2010 compared to the third quarter of 2009. The amortization expense associated with Skelaxin® in the third quarter and first nine months of 2009 was $20.0 million and $60.1 million, respectively. The amortization expense associated with Skelaxin® in the first nine months of 2010 was $43.2 million.

Depreciation and amortization expense in the first nine months of 2009 includes special items of $1.3 million due to accelerated depreciation on certain assets.

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

Other Operating Expenses

We incurred restructuring charges of $5.1 million in the first nine months of 2010, primarily due to a restructuring of our commercial operations organization in the second quarter of 2010.

We incurred restructuring charges of $1.7 million and $51.2 million in the third quarter and first nine months of 2009, respectively, primarily due to our restructuring initiative related to Skelaxin®.

For additional information on restructuring events, please see Note 13, “Restructuring Activities”, in Part I, Item 1, “Financial Statements.”

Non-Operating Items

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Interest income	$400	$1,027	$1,296	$5,321
Interest expense	(7,293)	(22,218)	(23,508)	(72,913)
Gain on Kadian®	—	—	12,500	—
(Loss) gain on investments	(2,476)	521	(3,099)	(826)
Loss on early extinguishment of debt	—	—	(2,252)	—
Other, net	2,239	1,526	283	2,859

Total other income (expense)	$(7,130)	$(19,144)	$(14,780)	$(65,559)
Income tax expense	$22,374	$25,536	$47,850	$48,829

Interest Income

Interest income decreased during the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009, primarily due to a lower average balance of investments in debt securities and a decrease in interest rates. Cash and cash equivalents decreased in the first quarter of 2009 due to the payment of the Alpharma Convertible Senior Notes. In addition, cash received through redemptions of our auction rate securities of approximately $145.9 million during 2009 and the first quarter of 2010 was used to reduce long-term debt.

Interest Expense

Interest expense decreased in the third quarter and first nine months of 2010 compared to the third quarter and first nine months of 2009 primarily due to a decrease in borrowings. Our December 29, 2008 acquisition of Alpharma was funded with available cash on hand, borrowings of $425.0 million under our Senior Secured Revolving Credit Facility (the “2008 Revolving Credit Facility”) entered into April 19, 2007 and amended December 5, 2008, and borrowings of $200.0 million under a Senior Secured Term Facility. We made payments of $918.0 million related to long-term debt during 2009, which consisted of $200.0 million related to the Senior Secured Term Facility, $332.7 million related to the 2008 Revolving Credit Facility, and $385.2 million related to the Alpharma Convertible Senior Notes. In addition, during the first quarter of 2010, the remaining outstanding borrowings of $92.3 million under the 2008 Revolving Credit Facility were paid in full.

Special items affecting Other income (expense) included the following:

•	The liability and equity components of the $400,000 1 1/4% Convertible Senior Notes due April 1, 2026 (the “Convertible Senior Notes”) have been separately accounted for in a manner that reflects our nonconvertible debt borrowing rate at the date of issuance. The debt component is being amortized through March 31, 2013, which is reflected as an increase in interest expense. Interest expense in the third quarter of 2010 and 2009 reflects non-cash interest of $4.8 million and $4.5 million, respectively, and $14.3 million and $13.3 million in the first nine months of 2010 and 2009, respectively, due to the accretion of the debt component of the Convertible Senior Notes.

•	During the second quarter of 2010, we recorded a gain of $12.5 million as a result of the divestiture of Kadian®. For additional information regarding the Kadian® divestiture, please see “Kadian®” within the “Liquidity and Capital Resources” section below.

•	A loss of $2.5 million and a gain of $0.5 million in the third quarter of 2010 and 2009, respectively, and a loss of $3.1 million and $0.8 million in the first nine months of 2010 and 2009, respectively, related to our investments in debt securities.

•	A loss of $2.3 million in the second quarter of 2010 resulting from the early termination of our 2008 Revolving Credit Facility. On May 11, 2010, we entered into a new $500.0 million five-year Senior Secured Revolving Credit Facility (“2010 Revolving Credit Facility”) with Credit Suisse AG, as Administrative

Agent (the “Administrative Agent”) and terminated the 2008 Revolving Credit Facility that was scheduled to mature April 2012. As a result, we wrote off a portion of the deferred financing costs associated with the 2008 Revolving Credit Facility.

Income Tax Expense

During the third quarter and first nine months of 2010, our effective income tax rate was 36.3% and 43.7%, respectively. During the third quarter and first nine months of 2009, our effective income tax rate was 37.5% and 41.2%, respectively. These rates are greater than the statutory rate of 35% primarily due to losses from foreign subsidiaries with no tax benefit, taxes related to stock compensation and state taxes.

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

Investments in Debt Securities

As of September 30, 2010, our investments in debt securities consisted solely of tax-exempt auction rate securities and did not include any mortgage-backed securities or any securities backed by corporate debt obligations. The tax-exempt auction rate securities that we hold are long-term variable rate bonds tied to short-term interest rates that are intended to reset through an auction process generally every 7, 28 or 35 days. Our investment policy requires us to maintain an investment portfolio with a high credit quality. Accordingly, our investments in debt securities were limited to issues which were rated AA or higher at the time of purchase.

In the event that we attempt to liquidate a portion of our holdings through an auction and are unable to do so, we term it an “auction failure.” On February 11, 2008, we began to experience auction failures. As of September 30, 2010, all our investments in auction rate securities, with a total par value of $185.0 million, have experienced multiple failed auctions. In the event of an auction failure, the interest rate on the security is reset according to the contractual terms in the underlying indenture. As of November 2, 2010, we have received all scheduled interest payments associated with these securities.

We will be unable to liquidate these securities until a successful auction occurs, the issuer calls or restructures the underlying security, the underlying security matures or is purchased by a buyer outside the auction process. Based on the frequency of auction failures and the lack of market activity, current market prices are not available for determining the fair value of these investments. As a result, we have measured $170.0 million in par value of our investments in debt securities, or 19.9% of the assets that we have measured at fair value, using unobservable inputs, which are classified as Level 3 measurements. For additional information regarding this, please see Note 3, “Fair Value Measurements”, in Part I, Item 1, “Financial Statements.”

As of September 30, 2010, there were cumulative unrealized holding losses of $21.4 million recorded in accumulated other comprehensive income (loss) on the Condensed Consolidated Balance Sheet associated with investments in debt securities with a par value of $170.0 million classified as available for sale. All of these investments in debt securities have been in continuous unrealized loss positions for greater than twelve months. As of September 30, 2010, we believed the decline was temporary and it was probable that the par amount of these auction rate securities would be collectible under their contractual terms.

During the third quarter of 2010, we sold an auction rate security associated with student loans with a par value of $0.5 million to the issuer at a discount of 3% and realized an insignificant loss in the Condensed Consolidated Statements of Operations. During the first quarter of 2010, we sold certain auction rate securities associated with student loans with a par value of $8.0 million for $7.4 million to the issuer and realized a loss of $0.6 million in the Condensed Consolidated Statements of Operations. During the second quarter of 2009, we sold certain auction rate securities associated with student loans with a par value of $20.4 million for $18.9 million to the issuer and realized a loss of $1.4 million in the Condensed Consolidated Statements of Operations. We have not sold any other investments in debt securities below par value during the periods presented in the accompanying Condensed Consolidated Statements of Operations.

During the fourth quarter of 2008, we accepted an offer from UBS Financial Services, Inc. (“UBS”) providing us the right to sell to UBS at par value certain auction rate securities during the period from June 30, 2010 to July 2, 2012 (the “right”). During the second quarter of 2010, we notified UBS of our intent to sell the auction rate securities related to this offer. During the third quarter of 2010, we sold the auction rate securities that were included in the UBS right for par value of $18.2 million. We did not recognize any gain or loss on the exercise of the right and the sale of the securities. At December 31, 2009, we held auction rate securities related to this offer with a par value of $32.5 million. We elected the fair value option to account for this right. As a result, gains and losses associated with this right were recorded in Other income (expense) in the Condensed Consolidated Statements of Operations. The value of the right to sell certain auction rate securities to UBS was estimated considering the present value of future cash flows, the fair value of the auction rate security and counterparty risk. As of December 31, 2009, the fair value of the right to sell the auction rate securities to UBS at par was $3.2 million. With respect to this right, we recognized unrealized losses of $1.9 million and $3.2 million during the third quarter and first nine months of 2010, respectively, and an unrealized loss of $0.4 million during the first nine months of 2009 in Other income (expense) in the Condensed Consolidated Statements of Operations.

In addition, during the fourth quarter of 2008, we reclassified the auction rate securities that are included in this right from available-for-sale securities to trading securities. As of December 31, 2009, the fair value of the investments in debt securities classified as trading was $29.3 million. We recognized unrealized gains related to these securities of $1.9 million and $3.2 million during the third quarter and first nine months of 2010, respectively, and $0.5 million and $1.0 million during the third quarter and first nine months of 2009, respectively, in Other income (expense) in the accompanying Condensed Consolidated Statements of Operations.

During the third quarter of 2010, we recognized $2.5 million of additional other-than-temporary credit losses related to a municipal bond that had been previously impaired.

As of September 30, 2010, we had approximately $185.0 million, in par value, invested in tax-exempt auction rate securities which consisted of $85.9 million associated with student loans backed by the Federal Family Education Loan Program (FFELP), $87.6 million associated with municipal bonds in which performance is supported by bond insurers and $11.5 million associated with student loans collateralized by loan pools that equal at least 200% of the bond issue.

As of September 30, 2010, we classified all of our auction rate securities as long-term assets.

Skelaxin®

In January 2009, the U.S. District Court for the Eastern District of New York issued an order ruling invalid two patents relating to our product Skelaxin®. In June 2009, the Court entered judgment against us. In August 2010, the Court of Appeals for the Federal Circuit affirmed the actions of the District Court. Generic versions of Skelaxin® entered the market early in the second quarter of 2010. Net sales of Skelaxin® have declined significantly and are expected to continue to decline as a result of generic competition. For additional information regarding Skelaxin® litigation, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

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

At the time of the divestiture, we recorded a receivable of $115.0 million reflecting the present value of the estimated future purchase price payments from Actavis LLC. We recorded a gain of $12.5 million in the second quarter of 2010 as a result of the divestiture. In accordance with the agreement, quarterly payments were received one quarter in arrears. During the third quarter and first nine months of 2010, we received $7.5 million and $47.5 million, respectively, from Actavis LLC related to gross profit from sales during the fourth quarter of 2009 and the first six months of 2010.

Alpharma

As part of the integration of Alpharma, management developed a restructuring initiative to eliminate redundancies in operations created by the acquisition. This initiative included a reduction in personnel, staff leverage, reductions in duplicate expenses and a realignment of research and development priorities.

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

As of September 30, 2010, the remaining undrawn commitment amount under the 2010 Revolving Credit Facility totals approximately $496.3 million after giving effect to outstanding letters of credit totaling approximately $3.7 million.

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

Embeda®

On July 23, 2010, King and Alpharma (collectively “the King Parties”) entered into a settlement agreement with Purdue Pharma L.P. (“Purdue”). Pursuant to the terms of the agreement, Purdue agreed not to sue the King Parties or their affiliates in the United States with regard to the manufacture, use or sale of Embeda®. The King Parties paid to Purdue an up-front payment in the third quarter of 2010 and are obligated to pay a quarterly royalty on net sales of Embeda® for the duration of any valid claims in the ’088 and ‘939 patents, or other patents in the same family that cover the Embeda® product. In addition, the King Parties agreed not to challenge certain of Purdue’s patents including the ’088 and ‘939 patents, as they may relate to Embeda®.

Patient Protection and Affordable Care Act

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was signed into law. We expect that the new legislation will increase Medicaid rebates paid by us in the future, primarily due to an increase in Medicaid rebate rates, changes to the calculation of Medicaid rebates for new formulations of existing products, and an expansion of Medicaid rebates to products supplied to enrollees of Medicaid managed care organizations. For the full year of 2010, we expect rebates to increase by approximately $6.0 million as a result of the PPACA.

In addition, the PPACA will impose an annual fee on pharmaceutical manufacturers beginning in 2011. The fee will be payable no later than September 30 of each applicable year and will be allocated to pharmaceutical manufacturers based on relative market share.

Other

In March 2006, we acquired the exclusive right to market, distribute and sell EpiPen® throughout Canada and certain other assets from Allerex Laboratory LTD (“Allerex”). Under the terms of the agreements, the initial purchase price was approximately $23.9 million, plus acquisition costs of approximately $0.7 million. As an additional component of the purchase price, we paid Allerex an earn-out equal to a percentage of future sales of EpiPen® in Canada over a fixed period of time, which concluded as of September 30, 2010. As these additional payments accrued, we increased intangible assets by the amount of the accrual. As of September 30, 2010, we incurred a total of $14.2 million for these earn-out payments.

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

Patent Challenges

Certain generic companies have challenged patents on Avinza® and EpiPen®. For additional information, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.” If a generic version of Avinza® or EpiPen® enters the market, our business, financial condition, results of operations and cash flows could be materially adversely affected.

Cash Flows

Operating Activities

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)

Net cash provided by operating activities	$139,624	$262,164

Our net cash from operations was lower in the first nine months of 2010 than in the first nine months of 2009 primarily due to a decrease in net sales of several key branded prescription pharmaceutical products and payment of $42.5 million to the DOJ. Please see the section above entitled “Results of Operations” for a discussion of net sales.

In March 2010, we made a payment of $42.5 million, plus interest of $0.6 million, to the DOJ. For additional information related to the DOJ settlement, please see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements.”

In addition, we made cash payments related to the Skelaxin® and Alpharma restructuring actions during the first nine months of 2009 and 2010 which reduced operating cash flows. For information regarding the restructuring actions, please see Note 13, “Restructuring Activities”, in Part I, Item 1, “Financial Statements.”

The following table summarizes the changes in operating assets and liabilities and deferred taxes for the nine months ended September 30, 2010 and 2009:

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)

Accounts receivable, net of allowance	$(7,145)	$17,672
Inventories	(17,213)	11,495
Prepaid expenses and other current assets	691	(11,908)
Accounts payable	7,640	(53,472)
Accrued expenses and other liabilities	(113,012)	(81,352)
Income taxes payable	6,823	(18,141)
Deferred revenue	(3,510)	(3,510)
Other assets	(1,130)	9,835
Deferred taxes	29,849	41,460

Total changes in operating assets and liabilities and deferred taxes	$(97,007)	$(87,921)

Investing Activities

	For the Nine Months
	Ended September 30,
	2010	2009
	(In thousands)

Net cash provided by (used in) investing activities	$117,061	$(12,389)

Our cash flows from investing activities for 2010 were primarily due to net sales of our investments in debt securities of $95.9 million and proceeds related to the sale of Kadian® of $47.5 million, partially offset by capital expenditures of $22.8 million. Our cash flows from investing activities for 2009 were primarily due to payments made in connection with our acquisition of Alpharma of $70.2 million and capital expenditures of $29.6 million, partially offset by proceeds related to the sale of Kadian® of $59.8 million and proceeds from the sale of debt securities of $38.5 million.

We anticipate capital expenditures, including capital lease obligations, for the year ending December 31, 2010 of approximately $30.0 million, which will be funded with cash from operations. The principal capital expenditures are anticipated to include costs associated with the preparation of our facilities to manufacture new products as they emerge from our research and development pipeline.

Financing Activities

	For the Nine Months Ended
	September 30,
	2010	2009
	(In thousands)

Net cash used in financing activities	$(100,177)	$(713,554)

Our cash flows from financing activities for the first nine months of 2010 are primarily related to payments on long-term debt. During the first quarter of 2010, we made payments of $92.3 million on the 2008 Revolving Credit Facility, which represented full payment of all outstanding borrowings. During the first nine months of 2009, we made payments on debt of $710.4 million, which included $385.2 million to redeem the Alpharma Convertible Senior Notes, $152.8 million on the 2008 Revolving Credit Facility and $171.3 million on the Senior Secured Term Facility.

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

Senior Secured Revolving Credit Facility

The 2010 Revolving Credit Facility provides us with aggregate revolving credit commitments of $500.0 million, with a $50.0 million sublimit for the issuance of letters of credit. The 2010 Revolving Credit Facility also provides for an incremental term loan facility in an aggregate amount of up to $500.0 million. The 2010 Revolving Credit Facility matures on May 11, 2015.

As of September 30, 2010, there were no outstanding borrowings under the 2010 Revolving Credit Facility and letters of credit totaled $3.7 million. The undrawn commitment amount under the 2010 Revolving Credit Facility on September 30, 2010 totals $496.3 million after giving effect to letters of credit.

In connection with our acquisition of Alpharma on December 29, 2008, we borrowed $425.0 million in principal under the 2008 Revolving Credit Facility. Prior to the termination of the 2008 Revolving Credit Facility, we made payments of $92.3 million on this facility in the first quarter of 2010, which represented full payment on all outstanding borrowings under the facility. During the three and nine months ended September 30, 2009, we made payments of $18.6 million and $152.8 million, respectively, on the 2008 Revolving Credit Facility.

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

Our borrowings under the 2010 Revolving Credit Facility will bear interest at annual rates that, at our option, will be either:

•	a base rate generally defined as the sum of (i) the greatest of (a) the prime rate of the Administrative Agent, (b) the federal funds effective rate plus 0.5% and (c) the one-month adjusted London Interbank Offered (“LIBO”) rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) plus 1.0% and (ii) an applicable percentage of 1.50%, 1.75% or 2.00%, depending on our corporate credit rating; or

•	an adjusted LIBO rate generally defined as the sum of (i) the product of (a) the LIBO rate (by reference to the British Bankers’ Association Interest Settlement Rates for deposits in dollars) in effect for the relevant interest period and (b) a fraction, the numerator of which is one and the denominator of which is one minus certain maximum statutory reserves for eurocurrency liabilities and (ii) an applicable percentage of 2.50%, 2.75% or 3.00%, depending on the our corporate credit rating.

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

As of September 30, 2010, we were in compliance with these covenants.

The 2010 Revolving Credit Facility also contains customary events of default, including events of default based on failures to make payments as and when required under the 2010 Revolving Credit Facility, breaches of representations, warranties and covenants, defaults under certain other material indebtedness, the occurrence of certain bankruptcy and insolvency events related to us and certain of our subsidiaries, the levy of judgments in excess of specified amounts, the occurrence of certain ERISA events, certain impairments to the guarantees of our obligations under the credit facility, certain impairments of the security interests granted by us and the subsidiary guarantors in connection with the 2010 Revolving Credit Facility and a change in control of us.

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

The gross carrying amount and accumulated amortization as of September 30, 2010 are as follows:

	Gross
	Carrying	Accumulated	Net Book
	Amount	Amortization	Value
	(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$291,140	$95,962	$195,178
Skelaxin®	288,049	288,049	—
Sonata®	61,961	61,961	—
Flector® Patch	130,000	20,682	109,318

Neuroscience	771,150	466,654	304,496

Synercid®	70,959	52,214	18,745
Other hospital	8,442	6,960	1,482

Hospital	79,401	59,174	20,227

Bicillin®	92,350	37,748	54,602
Other legacy products	324,035	284,826	39,209

Legacy products	416,385	322,574	93,811

Total Branded	1,266,936	848,402	418,534

Alpharma Animal Health	170,083	16,852	153,231
Meridian Auto-Injector	187,536	56,279	131,257
Royalties and other	3,731	3,543	188

Total intangible assets	$1,628,286	$925,076	$703,210

The amounts of impairments and amortization expense for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Three Months Ended
	September 30, 2010		September 30, 2009
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$6,808	$—	$6,639
Skelaxin®	—	—	—	20,041
Flector® Patch	—	2,955	—	2,954

Neuroscience	—	9,763	—	29,634

Synercid®	—	1,441	—	1,485
Other hospital	—	77	—	76

Hospital	—	1,518	—	1,561

Bicillin®	—	925	—	925
Other legacy products	—	1,430	—	1,430

Legacy products	—	2,355	—	2,355

Total Branded	—	13,636	—	33,550

Alpharma Animal Health	—	2,406	—	2,348
Meridian Auto-Injector	—	2,282	—	2,102
Royalties and other	—	11	—	11

Total	$—	$18,335	$—	$38,011

The amounts of impairments and amortization expense for the nine months ended September 30, 2010 and 2009 are as follows:

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
		Amortization		Amortization
	Impairments	Expense	Impairments	Expense
	(In thousands)		(In thousands)

Branded Prescription Pharmaceuticals
Avinza®	$—	$20,365	$—	$19,915
Skelaxin®	—	43,226	—	60,123
Flector® Patch	—	8,864	—	8,864

Neuroscience	—	72,455	—	88,902

Synercid®		4,326	—	4,453
Other hospital	—	228	—	228

Hospital	—	4,554	—	4,681

Bicillin®		2,776	—	2,775
Other legacy products	—	4,290	—	4,290

Legacy products	—	7,066	—	7,065

Total Branded	—	84,075	—	100,648

Alpharma Animal Health	—	7,219	—	7,167
Meridian Auto-Injector	—	6,658	—	6,199
Royalties and other	—	33	—	324

Total	$—	$97,985	$—	$114,338

Remaining Life at
September 30, 2010

Skelaxin®	—
Avinza®	7 years 2 months
Synercid®	3 years 3 months
Bicillin®	14 years 9 months
Flector® Patch	9 years 3 months

•	Inventories. Our inventories are valued at the lower of cost or market value. We evaluate our entire inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For those units in inventory that are so identified, we estimate their market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we make a provision to reflect the lower value of that inventory. This methodology recognizes projected inventory losses at the time such losses are evident rather than at the time goods are actually sold. We maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current facts and trends. Should our minimum purchase requirements under supply agreements, or if our estimated future inventory requirements exceed actual inventory quantities that we will be able to sell to our customers, we record a charge in costs of revenues.

•	Accruals for rebates, returns and chargebacks. We establish accruals for returns, chargebacks, and Medicaid, Medicare and commercial rebates in the same period we recognize the related sales. The accruals reduce revenues and are included in accrued expenses. At the time a rebate or chargeback payment is made or a product return is received, which occurs with a delay after the related sale, we record a reduction to accrued expenses and, at the end of each quarter, adjust accrued expenses for differences between estimated and actual payments. Due to estimates and assumptions inherent in determining the amount of returns, chargebacks and rebates, the actual amount of product returns and claims for chargebacks and rebates may be different from our estimates.

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

•	Revenue recognition. Revenue is recognized when title and risk of loss are transferred to customers, collection of sales is reasonably assured, and we have no further performance obligations. This is generally at the time products are received by the customer. Accruals for estimated returns, rebates and chargebacks, determined based on historical experience, reduce revenues at the time of sale and are included in accrued expenses. Medicaid and certain other governmental pricing programs involve particularly difficult interpretations of relevant statutes and regulatory guidance, which are complex and, in certain respects, ambiguous. Moreover, prevailing interpretations of these statutes and guidance can change over time. We launched Embeda® in late September 2009. We have recognized revenue on Embeda® in a manner consistent with our other products, as described above, which is generally at the time the product is received by the customer. We believe Embeda® has similar characteristics of certain of our other pharmaceutical products such that we can reliably estimate expected returns of the product. Royalty revenue is recognized based on a percentage of sales or gross margin (namely, contractually agreed-upon royalty rates) reported by third parties.

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

Forward-looking statements in this report include, but are not limited to, those regarding:

•	expectations regarding the outcome of various pending legal proceedings including the Skelaxin®, Avinza® and EpiPen® patent challenges and litigation, and other legal proceedings described in this report;

•	expectations regarding the enforceability and effectiveness of product-related patents, including, in particular, patents related to Skelaxin®, Avinza®, EpiPen® and Adenoscan®;

•	the potential of, including anticipated net sales and prescription trends for, our branded prescription pharmaceutical products, particularly Skelaxin®, Avinza®, Thrombin-JMI®, Flector® Patch, Embeda®, Levoxyl® and Cytomel®;

•	expected trends and projections with respect to particular products, reportable segment and income and expense line items;

•	the adequacy of our liquidity and capital resources and our ability to enter into borrowing arrangements in the future;

•	anticipated capital expenditures;

•	the development, approval and successful commercialization of Remoxy®, Acurox® Tablets, CorVuetm and other products;

•	the cost of and the successful execution of our growth and restructuring strategies;

•	anticipated developments and expansions of our business;

•	our plans for the manufacture of some of our products, including products manufactured by third parties;

•	the potential costs, outcomes and timing of research, clinical trials and other development activities involving pharmaceutical products, including, but not limited to, the timing or outcomes of regulatory processes or the magnitude and timing of potential payments to third parties in connection with development activities;

•	the development of product line extensions;

•	the expected timing of the initial marketing of certain products;

•	products developed, acquired or in-licensed that may be commercialized;

•	our intent, beliefs or current expectations, primarily with respect to our future operating performance;

•	expectations regarding sales growth, gross margins, manufacturing productivity, capital expenditures and effective tax rates;

•	expectations regarding our financial condition and liquidity as well as future cash flows and earnings;

•	expectations regarding our ability to liquidate our holdings of auction rate securities and the temporary nature of unrealized losses recorded in connection with some of those securities; and

•	timing and expectations with respect to our proposed merger with Pfizer.

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

We are exposed to market risk for changes in the market values of some of our investments, the effect of interest rate changes and the effect of changes in foreign currency exchange rates. At September 30, 2010, we held derivative financial instruments associated with the Convertible Senior Notes. There have been no material changes in our exposure to these items since our disclosure under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009, except that (i) we fully repaid all borrowings under the 2008 Revolving Credit Facility in the first quarter of 2010, which carried a variable rate of interest, and (ii) we terminated the 2008 Revolving Credit Facility and entered into the 2010 Revolving Credit Facility in the second quarter of 2010. For additional information, please see “Senior Secured Revolving Credit Facility” within “Certain Indebtedness and Other Matters”, in Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our proposed transaction with Pfizer may cause disruption in our business and, if the proposed transaction does not occur, we will have incurred significant expenses, may need to pay a termination fee under the Merger Agreement and our stock price may decline.

On October 11, 2010, we entered into the Merger Agreement with Pfizer, pursuant to which Pfizer agreed to commence a tender offer to purchase all of the outstanding shares of our common stock (see Note 15, “Subsequent Event”, in Part I, Item 1, “Financial Statements”).

The announcement of the proposed transaction, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing, research and development, operational initiatives or other key business activities, which may have an impact on our financial performance. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed transaction, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed transaction, whether or not consummated, may impact our relationships with third parties, including collaboration partners, suppliers, distributors, consumers and others. We expect that matters relating to the proposed transaction (including integration planning) will require that our management and employees commit substantial amounts of time and that we commit significant resources, which could otherwise have been devoted to other business opportunities.

Since the announcement of the proposed transaction, a number of putative class action lawsuits have been filed by purported shareholders of the Company on behalf of themselves and other shareholders of the Company in relation to the transaction (see Note 9, “Commitments and Contingencies”, in Part I, Item 1, “Financial Statements”). Certain of these actions seek orders enjoining the proposed transaction or rescission of the transaction if it is consummated. We also could be subject to additional litigation related to the proposed transaction, whether or not it is consummated. While we currently believe all such litigation is without merit and will not succeed, these matters create additional uncertainty relating to the proposed transaction and defending the matters is costly and distracting to management.

If the Merger Agreement is terminated, under certain specified circumstances we will be required to pay Pfizer a termination fee of $110 million (or $75 million if the basis for the actions giving rise to such termination was King’s receipt, within 30 days of the date of the Merger Agreement, of an alternative acquisition proposal that King’s Board of Directors determines in good faith constitutes or could be reasonably expected to result in, a superior proposal). Additionally, under certain circumstances, in addition to a termination fee, we would be required to reimburse Pfizer for its actual expenses incurred in connection with the proposed transaction, subject to a $15 million cap.

The completion of the proposed transaction is subject to certain conditions, including, among others, (i) a majority of the shares of our common stock issued and outstanding (on a fully diluted basis, without giving effect to compensatory equity awards that may be validly canceled under the Merger Agreement upon the completion of the tender offer) being validly tendered and not validly withdrawn and (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and making or obtaining all other authorizations, consents and approvals of or notices or filings with any foreign antitrust or competition regulatory authority. We cannot predict whether the closing conditions for the proposed transaction set forth in the Merger Agreement will be satisfied. As a result, we cannot assure you that the proposed transaction will be completed. If the closing conditions for the proposed transaction are not satisfied or waived pursuant to the Merger Agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline significantly.

In addition, if the proposed transaction does not occur, we will nonetheless remain liable for the significant expenses that we have incurred related to the transaction. In connection with the Merger Agreement, in October 2010 the Board of Directors approved payments of awards under certain of our employee incentive award plans for the 2010 performance period, which will be recognized and paid in the fourth quarter of 2010. In addition, we expect to incur fees for our legal and financial advisors related to the merger with Pfizer. In the aggregate, the costs described in this paragraph are estimated to approximate $50 to $60 million.

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

Item 6.	Exhibits

Exhibit
Number		Description

10	.1*	Settlement Agreement, dated July 23, 2010, by and among Purdue Pharma L.P., King Pharmaceuticals, Inc. and Alpharma Inc.
31.1		Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS**	XBRL Instance Document
101	.SCH**	XBRL Taxonomy Extension Schema Document
101	.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101	.DEF**	XBRL Taxonomy Definition Linkbase Document
101	.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KING PHARMACEUTICALS, INC.

By:	/s/ Brian A. Markison
Brian A. Markison
President and Chief Executive Officer

Date: November 5, 2010

By:	/s/ Joseph Squicciarino
Joseph Squicciarino
Chief Financial Officer

Date: November 5, 2010